Form 10-Q
period 2003-09-30
GLADSTONE COMMERCIAL CORP
filed 2003-11-10
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50363

GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	02-0681276 (I.R.S. Employer Identification No.)

1616 ANDERSON ROAD, SUITE 208
MCLEAN, VIRGINIA 22102
(Address of principal executive office)

(703) 286-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 4, 2003 was 7,642,000.

GLADSTONE COMMERCIAL CORPORATION

PART I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2003 and June 30, 2003
Consolidated Statement of Operations for the three months ended September 30, 2003 and for the Period February 14, 2003 (inception) to September 30, 2003
Consolidated Statement of Cash Flows for the Period February 14, 2003 (inception) to September 30, 2003
Notes to Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Results of Operations
Liquidity and Capital Resources

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

Gladstone Commercial Corporation

Item 1 — Consolidated Financial Statements

(Unaudited)

September 30, 2003

CONTENTS

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statement of Cash Flows

     Notes to Financial Statements

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	June 30,
	2003	2003

ASSETS
Cash and cash equivalents	$104,892,431	$29,615
Prepaid assets	267,058	—
Deferred offering costs	—	298,815

Total Assets	$105,159,489	$328,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities Due to Adviser	$41,203	$—
Accounts payable	—	287,084

Total Liabilities	41,203	287,084

Stockholders’ Equity
Common stock, $0.001 par value, 20,000,000 shares authorized, 7,642,000 and 52,000 shares issued and outstanding, respectively	7,642	52
Additional paid in capital	105,225,506	51,948
Retained deficit	(114,862)	(10,654)

Total Stockholders’ Equity	105,118,286	41,346

Total Liabilities and Stockholders’ Equity	$105,159,489	$328,430

The accompanying notes are an integral part of these financial statements.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period
	For the three	February 14, 2003
	months ended	(Inception) to
	September 30, 2003	September 30, 2003

OPERATING REVENUES:	$—	$—

OPERATING EXPENSES:
Management advisory fee	124,096	124,096
Insurance	50,506	50,506
Directors fees	12,333	12,333
Professional fees	5,000	10,000
Organizational costs	—	5,549
General and administrative	3,805	3,910

Total expenses from operations	195,740	206,394

Net loss from operations	(195,740)	(206,394)

INTEREST INCOME	91,532	91,532

NET LOSS	$(104,208)	$(114,862)

Basic and diluted loss per share	$(0.03)	$(0.08)

Weighted average basic and diluted shares outstanding	3,547,297	1,448,482

The accompanying notes are an integral part of these financial statements.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period February 14, 2003 (Inception) to September 30, 2003

(Unaudited)

Cash flows from operating activities:
Net loss	$(114,862)
Increase in prepaid expenses	(267,058)
Increase in due to Adviser	41,203

Net cash used by operating activities	(340,717)

Cash flows from financing activities:
Proceeds from share issuance, net	105,233,148

Net increase in cash and cash equivalents	104,892,431

Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$104,892,431

The accompanying notes are an integral part of these financial statements

GLADSTONE COMMERCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.     Organization

     Gladstone Commercial Corporation, a Maryland corporation, (the “Company”) was formed on February 14, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning property connected therewith net leased to creditworthy corporations and other creditworthy entities. Subject to certain restrictions and limitations, the business of the Company will be managed by Gladstone Management Corporation (the “Adviser”).

     On February 15, 2003, the sole stockholder purchased 52,000 shares of common stock (the “Shares”) for $52,000 and was admitted as the initial stockholder of the Company.

     On August 18, 2003, the Company closed its initial public offering and sold 6,600,000 shares of its common stock and on September 17, 2003, the underwriters purchased an additional 990,000 shares of common stock, both sales at $15.00 per share less an underwriting discount of $1.05 per share and offering expense of $699,352 for total net proceeds to the Company of $105,181,148.

2.     Summary of Significant Accounting Policies

Basis of presentation

     On May 28, 2003, the Company completed the formation of a subsidiary, Gladstone Commercial Limited Partnership (the “Operating Partnership”). The Operating Partnership currently has approximately $50,100 of cash, but the Company anticipates that it will conduct substantially all of its operations through the Operating Partnership. As the Company currently owns all of the general and limited partnership interests of the Operating Partnership, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.

Interim financial information

     Interim financial statements of the Company are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. All adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period have been included. Certain prior period amounts may have been reclassified to conform to current year presentation.

Investments in real estate

     The Company intends to use the net proceeds of the Offering to make investments in real estate. The Company will record investments in real estate at cost and will capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. The Company will expense costs of repairs and maintenance as incurred. The Company will compute depreciation using the straight-line method over the estimated useful life of 40 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

     The Company will account for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

     The Company will allocate purchase price to the fair value of the tangible assets of an acquired property

(which includes the land, building, and tenant improvements) to be determined by valuing the property as if it were vacant. The “as-if-vacant” value will be allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets.

     Above-market and below-market in-place lease values for owned properties will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values will be amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) will be amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Since the Company’s strategy will to a large degree involve sale-leaseback transactions with newly originated leases at market rates, the above-market and below-market in-place lease values are not expected to be significant for many of the transactions the Company will ultimately enter into.

     The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

      Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company will also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which are expected to primarily range from six to 18 months, depending on specific local market conditions. Management will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

     The value of in-place leases will be amortized to expense over the initial term of the respective leases, which are primarily expected to range from ten to 20 years. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building.

     Should a tenant terminate its lease, the unamortized portion of the in-place lease value (including above and below market lease values, lease origination costs, and lease-up carrying costs) and customer relationship intangibles will be charged to earnings.

Cash and cash equivalents

     The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper, money-market funds, and U.S. Treasury bills, and are carried at amortized cost. All of the Company’s cash and cash equivalents at September 30, 2003 were held in the custody of one financial institution, and which balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

Deferred offering costs

     Costs incurred prior to the Offering were deferred at June 30, 2003 and were charged to stockholder’s equity upon completion of the Offering.

Organizational costs

     The Company expenses organizational costs (primarily filing fees and legal expenses) as incurred.

Income taxes

     At the earliest date possible, the Company intends to qualify as a real estate investment trust under the Internal Revenue Code of 1986, and accordingly will not be subject to Federal Income taxes on amounts distributed to stockholders (except income from foreclosure property), provided it distributes at least 90% of its real estate investment trust taxable income to its stockholders and meets certain other conditions.

Stock Options

     The Company accounts for the issuance of stock options under our 2003 Equity Incentive Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employee.” In this regard, these options have been granted to individuals who are our officers and who would qualify as leased employees under FIN 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.”

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

  SFAS 149

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on the Company’s consolidated financial statements.

  SFAS 150

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s consolidated financial statements.

  FIN 45

     In November 2002, the FASB published Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee and also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor regarding obligations under certain guarantees. The initial measurement and recognition requirements of

FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption did not have an impact on the Company’s consolidated financial statements at September 30, 2003.

  FIN 46

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. In October 2003, the FASB issued FIN 46-6, which deferred the implementation until after the fourth quarter of 2003 for entities created prior to January 31, 2003. At September 30, 2003, the Company has not invested in any SPEs. The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s consolidated financial statements.

3.     Management Advisory Fee

     The Company has entered into an agreement with the Company’s Adviser in which the Adviser will be responsible for managing the Company on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with the Company’s criteria. In exchange for such services, the Company will reimburse the Adviser for certain expenses. The Company will reimburse the Adviser for its pro-rata share of the payroll and related benefit expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to Company matters. The Company will also reimburse the Adviser for general overhead expenses multiplied by the ratio of hours worked by Adviser employees on Company matters to the total hours worked by Adviser employees. Through September 30, 2003, the Company has incurred $124,096 in management advisory fees, of which $41,203 was unpaid at September 30, 2003.

4.     Stock Options

     In December 2002, the FASB approved the issuance of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” The statement amended SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. Furthermore, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method and related effect on results of accounting for stock-based employee compensation, effective for fiscal year and interim periods beginning after December 15, 2002.

     The following tables summarizes the Company’s operating results as if the Company elected to account for its stock-based compensation under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three months ended September 30, 2003 and the period from February 14, 2003 (inception) to September 30, 2003:

		February 14, 2003
	Three months ended	(Inception) to
	September 30, 2003	September 30, 2003

Net Loss, as reported	$(104,208)	$(114,862)

Less: Stock-based compensation expense determined under the fair value based method	$(53,819)	$(53,819)

Net Loss, pro-forma	$(158,027)	$(168,681)

Basic, as reported	$(0.03)	$(0.08)
Basic, pro-forma	$(0.04)	$(0.12)

Diluted, as reported	$(0.03)	$(0.08)
Diluted, pro-forma	$(0.04)	$(0.12)

Due to the Company’s net loss, the incremental shares have an anti-dilutive effect for the periods ended September 30, 2003. As a result, diluted loss per average common share is equal to the basic loss per average common share for the periods ended September 30, 2003.

The stock-based compensation expense under the fair value method, as reported in the above table, was computed using the Black-Scholes option-pricing model and the following assumptions: dividend yield of five percent, risk-free interest rate of 2.24%, expected volatility factor of 0.1839, and expected lives of three years.

5.     Earnings Per Common Share

The following table sets for the computation of basic and diluted decrease in stockholders’ equity from operations per share for the three months ended September 30, 2003 and from the period February 14, 2003 (inception) through September 30, 2003:

		February 14, 2003
	Three months ended	(Inception) to
	September 30, 2003	September 30, 2003

Net Loss	$(104,208)	$(114,862)

Denominator for basic and diluted weighted average shares	3,547,297	1,448,482

Basic and diluted loss per common share	$(0.03)	$(0.08)

Due to the Company’s net loss, the incremental shares, related to stock options, have an anti-dilutive effect for the periods ended September 30, 2003 and as a result diluted loss per average common share is equal to the basic loss per average common share for the periods ended September 30, 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;
•	pending transactions;
•	our projected operating results;
•	our ability to obtain future financing arrangements;
•	estimates relating to our future distributions;
•	our understanding of our competition;
•	market trends;
•	projected capital expenditures; and
•	use of the proceeds of our initial public offering.

     These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Risk Factors” in our prospectus dated August 12, 2003 as filed with the SEC on August 13, 2003.

     The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Although we believe that these beliefs, assumptions and expectations are reasonable, we cannot guarantee future results, levels of activity, performance, growth or achievements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	general volatility of the capital markets and the market price of our common stock;
•	risks associated with negotiation of consummation of pending and future transactions;
•	changes in our business strategy;
•	availability, terms and deployment of capital;
•	availability of qualified personnel;
•	changes in our industry, interest rates or the general economy; and
•	the degree and nature of our competition.

We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

Overview

     We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. We expect that a large portion of our tenants and borrowers will be small and medium-sized businesses that have significant buyout fund ownership and will be well capitalized, with equity constituting between 20% and 40% of their permanent capital. We expect that other tenants and borrowers will be family-owned businesses that have built significant equity from paying down the mortgage loans securing their real estate or through the appreciation in the value of their real estate. We will seek to enter into triple net leases having terms of approximately 15 years, with rent increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. Although we have not yet purchased any properties or made any mortgage loans, we are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or mortgage financing.

     We will conduct substantially all of our activities through, and substantially all of our properties will be held directly or indirectly by, Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003, which we refer to as our “Operating Partnership.” We control our Operating Partnership as its sole general partner, and, through our wholly owned subsidiary Gladstone Commercial Partners, LLC, we also own all limited partnership units of our Operating Partnership. We expect our Operating Partnership to issue limited partnership units from time to time in exchange for industrial and commercial real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of gains until they redeem the limited partnership units. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after the first anniversary of the completion of our initial public offering. Whenever we issue common stock for cash, we will be obligated to contribute any net proceeds we receive from the sale of the stock to our Operating Partnership and our Operating Partnership will, in turn, be obligated to issue an equivalent number of limited partnership units to us. Our Operating Partnership will distribute the income it generates from its operations to us and its limited partners on a pro rata basis. We will, in turn, distribute the amounts we receive from our Operating Partnership to our stockholders in the form of quarterly cash distributions. We intend to qualify as a REIT for federal tax purposes, thereby generally avoiding federal and state income taxes on the distributions we make to our stockholders.

Critical Accounting Policies

     Management believes our most critical accounting policies are the accounting for lease revenues (including straight-line rent), provision for loans losses, the regular evaluation of whether the value of a real estate asset has been impaired and the accounting for our derivatives and hedging activities, if any. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Revenue Recognition

     Our revenues, which will be comprised largely of rental income, will include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the initial term of the lease. Since our leases may provide for rental increases at specified intervals, straight-line basis accounting will require us to record as an asset, and include in revenues, unbilled rent that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

Investments in Real Estate

     We will record investments in real estate at cost and we will capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We will expense costs of repairs and maintenance as incurred. We will compute depreciation using the straight-line method over the estimated useful life of 40 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

     We will be required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments will have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

     We have adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS 144 requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of operations for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

     When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we will review the recoverability of the property’s carrying value. The review of recoverability will be based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. We will be required to make subjective assessments as to whether there are impairments in the values of our investments in real estate.

Purchase Price Allocation

     We will record above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize the capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We will amortize the capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Since our strategy will to a large degree involve sale-leaseback transactions with newly originated leases at market rates, we do not expect the above-market and below-market in-place lease values to be significant for many of the transactions we will ultimately enter into.

     The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

     Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to primarily range from six to eighteen months, depending on specific local market conditions. Management will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

     We will amortize the value of in-place leases to expense over the initial term of the respective leases, which we primarily expect to range from ten to twenty years. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building.

     Should a tenant terminate its lease, the unamortized portion of the in-place lease value (including above and below market lease values, lease origination costs, and lease-up carrying costs) and customer relationship intangibles will be charged to earnings.

Accounting for Derivative Financial Investments and Hedging Activities

     We will account for our derivative and hedging activities, if any, using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 149, which requires all derivative instruments to be carried at fair value on the balance sheet.

     Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. We are not currently a party to any derivatives contract.

Provision for Loan Losses

     Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans we have made based upon our evaluation of known and inherent risks associated with our private lending assets. While we have not yet made any mortgage loans and therefore have not experienced any actual losses in connection with our lending investments, management considers it prudent, once we have made mortgage loans, to reflect provisions for loan losses on a portfolio basis based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Actual losses, if any, could ultimately differ from these estimates.

Income Taxes

     Our financial results generally do not reflect provisions for current or deferred income taxes. Management believes that we will operate in a manner that will allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders.

Stock Based Compensation

     We intend to apply the intrinsic value method to account for the issuance of stock options under our 2003 Equity Incentive Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” where appropriate. In this regard, it is currently anticipated that a substantial portion of these options will be granted to individuals who are our officers and who would qualify as leased employees under FIN 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Accordingly, because the grants are expected to be at exercise prices that represent fair value of the stock at date of grant, we do not currently anticipate that we will record any expense related to the issuance of these options under the intrinsic value method. If the actual terms vary from the expected, the impact to our compensation expense could differ.

Relationships and Related Transactions

Advisory Agreement

We have entered into an advisory agreement with our Adviser, Gladstone Management Corporation, pursuant to which our Adviser will be responsible for managing our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment criteria. In return for providing such services, we have agreed to reimburse our Adviser for certain expenses it incurs related to its management of our activities on the following bases:

•	reimbursement on a dollar-for-dollar basis for all expenses incurred by our Adviser for our direct benefit (for example, organizational and offering expenses, legal, accounting, tax and consulting fees), which we currently estimate will be approximately $1.3 million during the first twelve months following the completion of our initial public offering (including approximately $1 million of expenses incurred in connection with the offering) and $300,000 annually thereafter;

•	reimbursement on a dollar-for-dollar basis for all additional fees charged by third parties that are directly related to our business (for example, real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees), which we currently are unable to estimate;

•	reimbursement for our pro rata share of our Adviser’s employee payroll and benefits expenses, on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. We currently estimate that reimbursement of payroll and benefits will be approximately

$425,000 in the twelve months following our offering; and

•	reimbursement for our pro rata portion of all other expenses of our Adviser (“overhead expenses”), based on the percentage of total hours worked by our Adviser’s personnel that are spent on our matters. However, we will only be required to reimburse our Adviser for overhead if the amount of payroll and benefits expenses reimbursed to our Adviser, as described above, is less than 2.0% of our average invested assets. In such case, we will only be required to reimburse our Adviser for our share of its overhead expenses up to the point that overhead expenses and payroll and benefits expenses, on a combined basis, equal 2.0% of our average invested assets. We currently estimate that reimbursement of overhead expenses will be approximately $275,000 in the twelve months following our initial public offering.

     The estimated reimbursements set forth above are based on our current expectations regarding operating expenses of our Adviser and the proportion of our Adviser’s time we believe will be spent on matters relating to our business. To the extent that our Adviser’s operating expenses are greater than we anticipate, or if our Adviser allocates a greater percentage of its time to our business, our actual reimbursements to the Adviser could be materially greater than currently projected.

     Each of our officers is an officer of our Adviser. Our chairman and chief executive officer David Gladstone, our president and chief operating officer, Terry Brubaker, and our chief financial officer, Harry Brill, are also directors of our Adviser. David Gladstone is the controlling stockholder of our Adviser. The advisory agreement was not negotiated at arm’s-length, although we believe that its terms are no less favorable to us than those that we could obtain from an unaffiliated third party in an arm’s-length transaction.

Results of Operations

For the three months ended September 30, 2003 and the period from February 14, 2003 (inception) through September 30, 2003

Revenues

     Because we have not yet entered into any real estate transactions, we did not earn revenues from operations for the three months ended September 30, 2003 or for the period from inception through September 30, 2003.

Expenses

     Operating expense for the three months ended September 30, 2003 and for the period from inception through September 30, 2003 were $195,740 and $206,394, respectively. Operating expenses mainly consist of the management advisory fee, insurance expense, directors’ fees, organizational costs and professional fees. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits as well as general overhead costs to our Adviser in accordance with the terms of the advisory agreement. For both the quarter and period ended September 30, 2003, the management advisory fees were $124,096.

     We also incurred insurance expense of $50,506 for both the three months ended September 30, 2003 and for the period from inception through September 30, 2003 for directors and officers insurance, as well as general insurance. Directors fees of $12,333 were expensed for the quarter ended September 30, 2003 and for the period from inception through September 30, 2003, and professional fees of $5,000 and $10,000 were expensed for the quarter ended September 30, 2003 and for the period from inception through September 30, 2003, respectively. For the period from inception through September 30, 2003, we also incurred organization costs of $5,549 in connection with the organization of the Company. General and administrative expenses were $3,805 and $3,910 for the three months ended September 30, 2003 and the period from inception through September 30, 2003, respectively.

     Because we have only recently begun our operations, we do not believe that our current level of operating expenses is indicative of our operation expenses in the future. As we begin entering into real estate investments, we expect our operating expenses to increase and that ultimately our management advisory fee will be approximately 2% of our invested assets.

Interest Income

     During both the three months ended September 30, 2003 and for the period from inception through September 30, 2003, the Company earned interest income on cash and cash equivalents of $91,532. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills, from August 15, 2003 through September 30, 2003. As we begin to acquire our real estate investment portfolio, we anticipate that the interest earned on cash and cash equivalents will decrease.

Net Loss

     For the three months ended September 30, 2003 and for the period from inception through September 30, 2003, we incurred a net loss of $104,208 and $114,862, respectively. Based on the weighted average common shares outstanding of 3,551,451 and 1,448,482 for the three months ended September 30, 2003 and for the period from inception though September 30, 2003, respectively, the basic and diluted loss per common share was $0.03 for the three months ended September 30, 2003 and $0.08 for the period from inception through September 30, 2003.

Liquidity and Capital Resources

     At September 30, 2003, we had no investments in real estate. At September 30, 2003, we had approximately $104.9 million in cash and cash equivalents which are available to make investments and fund our continuing operations. Those funds were predominantly raised though our initial public offering.

     Net cash used by operating activities was $340,717, consisting primarily of the payment of the management advisory fee and the purchase of insurance policies.

     Net cash provided by financing activities was $105,233,148 for the period from inception through September 30, 2003. These amounts consisted mainly of the proceeds from the initial public offering that closed on August 13, 2003 ( including $13,810,510 that was received on September 17, 2003 in connection with the closing of the underwriters’ over-allotment option) partially offset by our subsequent payment of the direct offering costs.

     Subsequent to September 30, 2003, we entered into signed commitment letters for the potential acquisition of real properties with an aggregate purchase price of $11.8 million. We currently anticipate that these investments will close on or around December 31, 2003. However, each of these potential investments is subject to certain terms and conditions, including the successful completion of our due diligence investigations, prior to closing. Accordingly there can be no assurance that we will not discover facts during the course of our due diligence that would render one or more of these investments imprudent. As a result, there can be no assurance that we will consummate any of these transactions.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we will be exposed to is interest rate risk.

     In the future, we may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

     In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance debt if necessary.

Item 4.  Controls and Procedures

     As of September 30, 2003, our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective in timely alerting management of material information about the Company required to be included in our periodic Securities and Exchange Commission filings. However, while evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     There were no significant changes in internal controls for the period ended September 30, 2003.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 2. Changes in Securities and Use of Proceeds

On February 15, 2003, we issued and sold 52,000 shares of common stock for an aggregate purchase price of $52,000 to David Gladstone, our chairman and chief executive officer. We issued these shares to Mr. Gladstone in reliance upon exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.

On August 12, 2003, our registration statements on Form S-11 (SEC File Nos. 333-106024 and 333-107897) for the initial public offering of 6,600,000 shares of common stock, par value $0.001 per share, became effective. All 6,600,000 shares were sold upon completion of the initial public offering at an aggregate public offering price of $99,000,000, reflecting an offering price of $15 per share. Ferris, Baker Watts, Incorporated, Jefferies & Company, Inc., J.J.B. Hillard, W.L. Lyons, Inc. and Stifel, Nicolaus & Company, Incorporated acted as underwriters for the initial public offering.

In connection with the initial public offering, we registered and offered the underwriters an option to purchase an additional 990,000 shares of common stock solely to cover over-allotments. The underwriters exercised this option in full on September 17, 2003. The gross proceeds from the exercise of this option were $14,850,000.

Underwriting discounts and commissions for the shares sold in the initial public offering (including the shares sold upon the exercise of the over-allotment option) totaled $7,969,500. In connection with the initial public offering, we incurred expenses of approximately $700,000. None of these expenses were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or other affiliates. After deducting underwriting discounts and commissions and other expenses, we receive net proceeds of approximately $105.2 million from the initial public offering.

The primary purpose of the initial public offering was to obtain capital with which to invest in and own net leased industrial and commercial real property and selectively make long-term industrial and commercial mortgage loans. To date, we have not made any such investments. Accordingly, substantially all of the net proceeds we received from the initial public offering have been invested in short-term , investment grade, interest-bearing instruments.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits
See Exhibit Index.

(b)  Reports on Form 8-K
Not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE COMMERCIAL CORPORATION

By: /s/ Harry Brill Harry Brill Chief Financial Officer

Date: November 10, 2003

Exhibit Index

Exhibit	Description of Document

3.1†	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to the Registration Statement on Form S-11 (File No. 333-106024), file June 11, 2003
3.2†	Bylaws of the Registrant, incorporated by reference to the Registrant, incorporated by reference to the Registration Statement on Form S-11 (File No. 333-106024), file June 11, 2003
10.1†	Amended and Restated Advisory Agreement between the Registrant and Gladstone Management Corporation, dated August 7, 2003, incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.
10.2†	2003 Equity Incentive Plan, as amended, incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-106024), filed July 22, 2003.
10.3†	Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated July 17, 2003, incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-106024), filed July 22, 2003.
11	Computation of Per Share Increase in Stockholder’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

† Previously filed.