Form 10-K
period 2003-12-31
GLADSTONE COMMERCIAL CORP
filed 2004-03-11
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50363

GLADSTONE COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1616 ANDERSON ROAD, SUITE 208
MCLEAN, VIRGINIA 22102
(Address of principal executive office)

(703) 286-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

There was no voting stock held by non-affiliates on June 30, 2003.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of March 9, 2004 was 7,642,000.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
TABLE OF CONTENTS

PART I
Item 1	Business
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6	Selected Financial Data
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosure About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
PART III
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services
PART IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures

PART I

Item 1. Business

Overview

          Gladstone Commercial Corporation was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. We expect that a large portion of our tenants and borrowers will be small and medium-sized businesses having significant buyout fund ownership and will be well capitalized, with equity constituting between 20% and 40% of their permanent capital. We expect that other tenants and borrowers will be family-owned businesses that have built significant equity from paying down the mortgage loans securing their real estate or through the appreciation in the value of their real estate. We will seek to enter into triple net leases having terms of approximately 15 years, with rent increases built into the leases. We currently own two properties, which we are leasing to separate tenants under separate 10 year triple net leases.

          We conduct substantially all of our activities through, and all of our properties are held through Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003 that we refer to herein as our “Operating Partnership.” We control our Operating Partnership as its sole general partner, and, through our wholly owned subsidiary Gladstone Commercial Partners, LLC, we also currently own all limited partnership units of our Operating Partnership. We expect our Operating Partnership to issue limited partnership units from time to time in exchange for industrial and commercial real property. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time.

Significant Recent Developments

          In August 2003, we completed our initial public offering of 7,590,000 shares of common stock (including 990,000 shares sold in September 2003 upon the exercise by the underwriters of an over-allotment option granted in connection with our initial public offering), at a public offering price of $15 per share, resulting in aggregate net proceeds to us after underwriters’ and offering expenses of approximately $105 million.

          On December 23, 2003 we acquired a 58,926 square foot commercial office building in Raleigh, North Carolina. The $5.8 million acquisition cost for the building (including transaction costs) was funded using a portion of the proceeds from our initial public offering. The building is currently leased to a single tenant under a triple net lease with a remaining term of six years, and the tenant has an option to renew the lease for an additional five year term.

          On January 30, 2004, we acquired a 54,018 square foot commercial office and warehouse building in Canton, Ohio. The $3.65 million acquisition cost for the building (including transaction costs) was funded using a portion of the proceeds from our initial public offering. This building has been leased to Graphic Enterprises, Inc. under a 10 year triple net lease.

          On February 18, 2004, we extended a mortgage loan in the amount of $11.17 million to Mayco Property Holdings LLC for its purchase of a commercial property in Sterling Heights, Michigan. The loan was funded using a portion of the proceeds from our initial public offering. This 10 year mortgage loan, secured by the Sterling Heights property, accrues interest at the greater of 10% per annum or the one month LIBOR rate plus four percent per annum.

Our Investment Objectives and Our Strategy

          Our principal investment objectives are to generate income for our stockholders in the form of quarterly cash distributions that grow over time and to increase the value of our common stock. Our primary strategy to achieve our investment objectives is to invest in and own a diversified portfolio of leased industrial and commercial real estate that we believe will produce stable cash flow and increase in value. We expect to sell some of our real

1.

estate assets from time to time when our external adviser, Gladstone Management Corporation, which we refer to in this report as our “Adviser,” determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing commercial or industrial real estate, which loans may have some form of equity participation. Additionally, we may purchase mortgage-backed securities, including mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in or obligations backed by pools of mortgage loans.

          Our strategy includes the use of leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. Our board of directors has adopted a policy that our aggregate borrowing will not result in a total debt to total equity ratio greater than two-to-one, but we are not otherwise limited with respect to the amount of leverage that we may use for the acquisition of any specific property. We intend to use non-recourse financing that will allow us to limit our loss exposure on any property to the amount of equity invested in that property. We may also borrow funds on a short-term basis or incur other indebtedness. Some of our investments may be made through joint ventures that will permit us to own interests in large properties without restricting the diversity of our portfolio.

Investment Policies and Policies with Respect to Certain Activities

Types of Investments

Overview

          Once we have invested the net proceeds from our initial public offering, we intend that substantially all of our investments will be income-producing real property or mortgage loans. At this time, we are unable to estimate how much of our portfolio will be invested in real property and how much will be invested in mortgage loans. We expect that the vast majority of our investments will be structured as net leases, but if a net lease would have an adverse impact on a potential tenant, or would otherwise be inappropriate for us, we may structure our investment as a mortgage loan. We anticipate that acquired property will be either improved or, if under development, near completion. Investments will not be restricted as to geographical areas, but we expect that all of our investments in real estate will be made within the United States. Prospective investors will not be afforded the opportunity to evaluate the economic merits of our investments or the terms of any dispositions of properties. See “Risk Factors—Our success will depend on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.”

          We anticipate that we will make substantially all of our investments through our Operating Partnership. Our Operating Partnership may acquire interests in real property or mortgage loans in exchange for the issuance of limited partnership units, for cash or through a combination of both. Units issued by our Operating Partnership will be redeemable for cash or, at our election, shares of our common stock on a one-for-one basis at any time after the first anniversary of the completion of our initial public offering. However, we may in the future also conduct some of our business and hold some of our interests in real properties or mortgage loans through one or more wholly owned subsidiaries, each classified as a “qualified REIT subsidiary.”

Property Acquisitions and Net Leasing

          We anticipate that a majority of the properties we purchase will be acquired from companies that will simultaneously lease the properties back from us. These sale-leaseback transactions will provide the tenants with an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling securities. We anticipate that some of our sale-leaseback transactions will be in conjunction with acquisitions, recapitalizations or other corporate transactions affecting our tenants. We may act as one of several sources of financing for these transactions by purchasing one or more properties from the tenant and by net leasing it to the tenant or its successor in interest. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors-Highly leveraged tenants or borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.”

2.

          In some circumstances, we may grant a tenant an option to purchase the property that the tenant leases from us. In these cases, we would generally seek to fix the option purchase price at the greater of our purchase price for the property and the fair market value of the property at the time the option is exercised.

          We intend to own primarily single-tenant commercial and industrial real property, either existing or under construction. Generally, we will lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. In most cases, the leases will be “triple net leases” that require the tenant to pay all the operating costs, costs of maintenance, insurance and real estate taxes on the property. We will seek to obtain lease terms of approximately 10 to 15 years, with rent increases built into the leases. All of our leases will be approved by our Adviser’s investment committee and our board of directors. Our board of directors has adopted a policy that we will not make an investment in any individual property with a cost in excess of 20% of our total assets at the time of investment. However, our board of directors may amend or waive this policy at any time or from time to time.

Investments in Mortgage Loans

          Although we expect such investments to be made sparingly, we may elect to structure our investment in a particular property as a mortgage loan secured by the property in situations where a standard net lease transaction would have an adverse impact on the seller of a property or would otherwise be inappropriate for us. We anticipate that most of our lending transactions will be loans secured by industrial or commercial property. Our Adviser will attempt to structure mortgage loans in a manner that would provide us with an economic return similar to that which we could expect to receive had the investment been structured as a net lease transaction. All of our mortgage loans will be approved by our Adviser’s investment committee and by our board of directors.

          To the extent that we invest in mortgage loans, we will generally originate those loans. However, we may also purchase mortgage loans from other lenders if consistent with our investment objectives. Our Adviser will service the mortgage loans in our portfolio by collecting monthly principal and interest payments on our behalf. From time to time, we may sell mortgage loans that we hold to third parties; however, we do not intend to engage in warehousing of mortgage loans.

Underwriting Criteria and Due Diligence Process

Underwriting of the Tenant or Borrower

          We consider underwriting the tenant for the property (or the borrower of a mortgage loan) to be the most important aspect of making an investment. Evaluating the creditworthiness of the tenant or borrower and its ability to generate sufficient cash flow to make payments to us pursuant to the lease or the mortgage loan is the most important aspect of our underwriting procedures. The following is a list of criteria that our Adviser will consider when underwriting leases and mortgage loans on our behalf (all criteria may not be present for each lease or mortgage loan that we make):

•	property that is a necessary part of the tenant’s operations;

•	tenants or borrowers with annual revenue of $25 to $500 million or more;

•	property acquisition cost or value between $3 million and $15 million;

•	tenants or borrowers with demonstrated profitability and cash flow or that plan to achieve profitability consistent with our underwriting criteria;

•	tenants or borrowers with earnings between 2 and 3.5 times lease payments or greater;

•	tenants or borrowers with a risk rating on our ten-point risk rating scale (See “Risk Rating System”) of at least 4, which approximates a B- credit rating from national credit ratings agencies;

3.

•	triple net lease structures in which the tenant will be responsible for the maintenance, insurance, taxes, and other operating costs on the property;

•	leases with annual rent increases, such as cost of living adjustments;

•	tenants with bank lending relationships in place and that are on good terms with their lenders;

•	tenants or borrowers that have significant buyout fund ownership;

•	property that has had a Member Appraisal Institute, or MAI, appraisal that is not substantially below our purchase price; and

•	property that has been screened for alternative uses.

          In analyzing potential acquisitions of properties, our Adviser will review all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether a potential acquisition and lease can be structured to satisfy our acquisition criteria. Our Adviser will also consider the following factors when evaluating a potential sale-leaseback transaction:

•	Tenant Evaluation. Our Adviser will evaluate each potential tenant for its creditworthiness, considering factors such as management experience, industry position and fundamentals, operating history and capital structure. Whether or not a prospective tenant is creditworthy will be determined by our Adviser. A prospective tenant that is creditworthy does not necessarily mean that we will consider the tenant’s property to be “investment grade.” Our Adviser will seek tenants that are small or medium-sized businesses, that are owned by buyout funds and are well capitalized, with equity constituting between 20% and 40% of their permanent capital. We believe that there is currently a shortage of capital available for tenants with these types of credit profiles. Our Adviser’s investment professionals, including David Gladstone (our chairman and chief executive officer), Terry Lee Brubaker (our president and chief operating officer) and George Stelljes III (our executive vice president and chief investment officer), have substantial experience in locating and financing these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit does improve, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged).

•	Leases with Increasing Rent. Our Adviser will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases will be fixed or will be tied generally to increases in indices such as the consumer price index.

•	Diversification. Our Adviser will attempt to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic region.

•	Property Valuation. The business prospects for the tenant and the financial strength of the tenant will be an important aspect of the evaluation of any sale and leaseback of property, particularly a property that is specifically suited to the needs of the tenant. We will generally require monthly unaudited and annual audited financial statements of the tenant in order to continuously monitor performance of the property, and evaluate the financial capability of the tenant and its ability to perform the terms of the purchase and leaseback agreement. Where appropriate, we will also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. We will then compute the value of the property based on historical and projected operating results and will evaluate the potential for value appreciation in such property.

4.

•	Properties Important to Tenant Operations. Our Adviser will generally seek to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better protection in the event a tenant becomes bankrupt, since leases on properties essential or important to the operations of a bankrupt tenant are generally less likely to be rejected in the bankruptcy or otherwise terminated.

•	Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser will attempt to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions will protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. We will also seek covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•	Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate parent. We believe that this credit enhancement will provide us with additional financial security. In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant generally will be a more significant factor than the unleased value of the property itself. While our Adviser will select tenants it believes to be creditworthy, tenants will not be required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy will vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant will be determined on a tenant by tenant and case by case basis. Therefore, general standards for creditworthiness cannot be applied.

          Our Adviser will use a variety of other evaluation and negotiating strategies in connection with its prospective acquisitions. These strategies will include attempting to obtain equity enhancements, such as warrants to purchase stock of the tenant or its parent company. We believe that, if the value of the underlying stock exceeds the exercise price of the warrant, these equity enhancements will help us to achieve our goal of increasing funds available for distribution to our stockholders. We may also negotiate for success fees that would be payable to us in the event of a change in control of the tenant or its parent company as another way of enhancing our return on a particular investment.

          Each property that we propose to purchase will be appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the tenant’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property, if sold by us, may be greater or less than its appraised value.

Risk Rating System

          In evaluating each transaction that it considers for investment, our Adviser will assign to our tenant a risk rating under our ten-point risk rating scale. Our risk rating system is designed to assess qualitative and quantitative risks associated with our prospective tenants and borrowers. We have developed our risk rating system to approximate the risk rating systems of major credit ratings agencies. While we seek to mirror the systems of these credit ratings agencies, we cannot assure you that our risk rating system provides the same risk rating for a particular tenant or borrower as a credit ratings agency would. The following chart is an estimate of the relationship of our risk rating system to the designations used by two credit ratings agencies to rate the risk of public debt securities of major companies. Because we have established our system to rate the risk associated with mortgage loans and real estate leases to private companies that are unrated by any credit ratings agency, we cannot assure you that the correlation between our system and the credit ratings set out below is accurate.

5.

	First	Second
Our	Ratings	Ratings
System	Agency	Agency	Description (a)

>10	Baa2	BBB	Probability of default during the next ten years is 4% and the expected loss is 1% or less

10	Baa3	BBB-	Probability of default during the next ten years is 5% and the expected loss is 1% to 2%

9	Ba1	BB+	Probability of default during the next ten years is 10% and the expected loss is 2% to 3%

8	Ba2	BB	Probability of default during the next ten years is 16% and the expected loss is 3% to 4%

7	Ba3	BB-	Probability of default during the next ten years is 17.8% and the expected loss is 4% to 5%

6	B1	B+	Probability of default during the next ten years is 22% and the expected loss is 5% to 6.5%

5	B2	B	Probability of default during the next ten years is 25% and the expected loss is 6.5% to 8%

4	B3	B-	Probability of default during the next ten years is 27% and the expected loss is 8% to 10%

3	Caa1	CCC+	Probability of default during the next ten years is 30% and the expected loss is 10% to 13.3%

2	Caa2	CCC	Probability of default during the next ten years is 35% and the expected loss is 13.3% to 16.7%

1	Caa3	CC	Probability of default during the next ten years is 65% and the expected loss is 16.7% to 20%

0	N/a	D	Probability of default during the next ten years is 85%, or there is a payment default, and the expected loss is greater than 20%

(a)  the default rates set forth above assume a ten year lease or mortgage loan. If the particular investment has a term other than ten years, the probability of default is adjusted to reflect the reduced risk associated with a shorter term or the increased risk associated with a longer term.

          As stated above, we generally anticipate entering into transactions that have a risk rating of at least 4 based on the above scale. Once we have entered into a transaction, we will periodically re-evaluate the risk rating of the investment for purposes of determining whether we should increase our reserves for loan losses or allowance for uncollectible rent. Our board of directors may alter our risk rating system from time to time.

Underwriting of the Real Estate and Due Diligence Process

          In addition to underwriting the tenant or borrower, we will also underwrite the real estate owned or pledged by the tenant or borrower. On our behalf, our Adviser will perform a due diligence review with respect to each property, such as an evaluation of the physical condition of a property and an environmental site assessment, in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition, although there can be no assurance that hazardous substances or wastes (as defined by present or future federal or state laws or regulations) will not be discovered on the property after we acquire it. See “Risk Factors-Potential liability for environmental matters could adversely affect our financial condition.”

          Our Adviser will also review the structural soundness of the improvements on the property and may engage a structural engineer to review all aspects of the structures in order to determine the longevity of each building on the property. This review would also include the components of each building, such as the roof, the electrical wiring, the heating and air-conditioning system, the plumbing and various other aspects such as compliance with state and federal building codes.

          Our Adviser will also physically inspect the real estate and surrounding real estate in order to determine the value of the real estate. All of our Adviser’s due diligence will be aimed at arriving at a valuation of the real estate if it was not rented to the tenant we are considering. The real estate valuations our Adviser performs will consider one or more of the following items, but may not consider all of them:

6.

•	The comparable value of similar real estate in the same general area of the prospective property. In this regard, comparable property is hard to define since each piece of real estate has its own distinct characteristics. But to the extent possible, comparable property in the area that has sold or is for sale will be used to determine if the price being paid for the property is reasonable. The question of comparable properties’ sale prices is particularly relevant if a property might be sold at a later date.

•	The comparable real estate rental rates for similar properties in the same area of the prospective property.

•	Alternative uses for the property in order to determine if there is another use for the property that would give it higher value.

•	The cost of replacing the property if it were to be sold for the replacement value.

•	The assessed value as determined by the local real estate taxing authority.

          In addition, our Adviser will supplement its valuation with a real estate appraisal in connection with each investment that we consider. When appropriate, our Adviser may engage experts to undertake some or all of the due diligence efforts described above.

Additional Investment Considerations

Terms of Mortgage Loans

          Some of the mortgage loans that we make, purchase or otherwise acquire, in addition to providing for base interest at a fixed or variable rate, may allow us to participate in the economic benefits of any increase in the value of the property securing repayment of the loan as though we were an equity owner of a portion of the property. In addition, it is possible that participation may take other forms where our Adviser deems participation available or otherwise appropriate, provided that such participation does not jeopardize our status as a REIT. The form and extent of our participation, if any, will vary with each transaction depending on factors such as credit support provided by the borrower, the interest rate on our mortgage loans and the anticipated and actual cash flow from the underlying real property. Our mortgage loans may include first mortgage loans, leasehold mortgage loans and conventional mortgage loans without equity enhancements.

          Except as described below, any mortgage loan in our portfolio will be secured by a first priority mortgage or deed of trust on industrial or commercial property as well as a security interest in personal or mixed property connected with the real property. The mortgage loan generally will be secured by property with a demonstrable income-producing potential. In determining whether to make a mortgage loan, our Adviser will analyze relevant property and financial factors which may include the condition and use of the subject property, its income-producing capacity and the quality, experience and creditworthiness of the borrower.

          In the event that we make or invest in a mortgage loan, we will generally require a mortgagee’s title insurance policy or commitment as to the lien priority of a mortgage or the condition of title in connection with each mortgage loan. We will obtain an independent appraisal for underlying real property, although our Adviser generally will rely on its own independent analysis and not exclusively on an appraisal in determining whether or not to make or invest in a particular mortgage loan. We believe that appraisals are merely estimates of value and should not be relied upon exclusively as measures of true worth or realizable value. In making mortgage loans that, when combined with existing loans that are on a parity with or senior to our mortgage loan, exceed 85% of the appraised value of any underlying real property, our Adviser will consider additional underwriting criteria such as the net worth of the borrower, the borrower’s credit rating, if any, the anticipated cash flow of the borrower, any additional collateral or other credit enhancements provided by the borrower or its affiliates and other factors our Adviser deems appropriate. Where we think it is appropriate we will make mortgage loans that are subordinated to a first mortgage on a property. For example, if the property is subject to an economic development loan as a first mortgage at a particularly low interest rate, we may make a second mortgage loan on the property. However, we will not make a second mortgage loan on any property that we would not consider owning, subject to existing senior financing, and leasing to the tenant.

7.

          From time to time, we may purchase mortgage loans, including loans being sold at a discount, from banks and other financial institutions if the subject property otherwise satisfies our underwriting criteria. We may also make loans to our wholly-owned subsidiaries, if any, as our Adviser deems appropriate, and we may guarantee the obligations of these subsidiaries.

Other Investments

          We may invest up to an aggregate of 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” We anticipate that equity interests will not exceed 5% of our net equity in the aggregate, and we will not make any such investment in equity interests if such investment would adversely affect our qualification as a REIT. “Equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other equity interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant, and we will not acquire equity interests in any entity other than in connection with a lease or mortgage loan transaction. To the extent that we hold equity interests in tenants or borrowers, we anticipate that they will generally be “restricted securities” as defined in Rule 144 under the Securities Act of 1933. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held the securities for two years. The issuer of equity interests in which we invest may never register these interests under the federal securities laws, since the decision of an issuer to register its securities may depend on the success of its operations.

          To the extent we receive warrants or other rights to purchase stock in connection with our investments in properties, we will exercise these rights only if the value of the underlying stock at the time the rights are exercised exceeds the exercise price of the right. Payment of the exercise price would not be deemed an investment that would be subject to the above described limitations. We may borrow funds to pay the exercise price on warrants or other rights or may pay the exercise price from funds held for working capital and then repay the loan or replenish the working capital upon the sale of the securities or interests purchased. We will not pay distributions to stockholders out of the proceeds of the sale of any equity interests until any funds borrowed to purchase the equity interests have been fully repaid. We will invest in equity interests which our Adviser believes will appreciate in value. There can be no assurance, however, that this expectation will be realized.

          We will generally invest in unimproved or non-income-producing property only when our Adviser believes that such property will appreciate in value or will increase the value of an adjoining or neighboring property that we own. There can be no assurance that these expectations will be realized.

          We might use taxable REIT subsidiaries to acquire or hold property, including equity interests, that are not REIT-qualified assets. Taxable REIT subsidiaries are taxed as ordinary corporations. Taxes paid by any taxable REIT subsidiary will reduce cash available to us for payment of distributions to our stockholders.

Temporary Investments

          There can be no assurance as to when our capital may be fully invested in real properties and mortgage loans. As of March 9, 2004, we have invested approximately $20.6 million, or 19.6 percent, of the net proceeds from our initial public offering in real properties and mortgage loans. Investments in two real properties account for $9.45 million of the currently invested net proceeds, and an investment in one mortgage loan accounts for $11.17 million of the currently invested net proceeds. Pending investment in real properties or mortgage loans, we intend to continue to invest the balance of the net proceeds from our initial public offering in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. We also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code.

          We may purchase interests in mortgage-backed securities, including mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans. Mortgage-backed securities represent interests in cash flows from mortgage loans or interests in other mortgage-backed securities. The securities are often sold in tranches representing at least two rated securities which are usually “AAA” and “A,” and at least one unrated security. We may purchase either rated or unrated securities. To the extent we purchase mortgage-backed securities, we will use the same investment guidelines as if

8.

we were purchasing the mortgage loans or real estate underlying these securities. That is, we will seek to generate net income for distribution to our stockholders from the spread between the interest income on mortgage-backed securities and the costs of borrowing to finance the acquisition of these securities.

          If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” Our Adviser will continually review our investment activity and the composition of our portfolio to ensure that we do not come within the application of the Investment Company Act.

          Our working capital and other reserves will be invested in permitted temporary investments. Our Adviser will evaluate the relative risks and rates of return, our cash needs and other appropriate considerations when making short-term investments on our behalf. The rates of return of permitted temporary investments may be less than or greater than would be obtainable from real estate investments.

Qualified REIT Subsidiaries

          While we intend to conduct substantially all of our activities through our Operating Partnership, we may also form one or more wholly-owned qualified REIT subsidiaries, or “QRSs,” to purchase properties. These QRSs would be formed for the sole purpose of acquiring a specific property or properties located in one or more states and would have organizational documents:

•	that are substantially similar in all relevant ways to our organizational documents;

•	that comply with all applicable state securities laws and regulations; and

•	that comply with the applicable terms and conditions set forth in this report.

Joint Ventures

          We may enter into joint ventures, partnerships and other mutual arrangements with real estate developers, property owners and others for the purpose of obtaining an equity interest in a property in accordance with our investment policies. Many REITs have used joint ventures as sources of capital during periods where debt or equity capital was either unavailable or not available on favorable terms. Joint venture investments could permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a joint venture to make an investment that we would not otherwise be permitted to make on our own. We expect that in any joint venture the cost of structuring joint investments would be shared ratably by us and the other participating investors.

Use of Leverage

Non-recourse financing

     Our strategy is to use borrowings as a financing mechanism in amounts that we believe will maximize the return to our stockholders. We generally expect to enter into borrowing arrangements directly or indirectly through our Operating Partnership. We will seek to structure all borrowings as non-recourse loans. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower and, as a result, the lender generally may look only to the property securing the debt for satisfaction of the debt. We believe that this financing strategy, to the extent available, will protect our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and there may be circumstances where lenders have recourse to our other assets. There is no limitation on the amount we may borrow against any single investment property. Neither our articles of incorporation nor our bylaws impose any limitation on our borrowing, but our board of directors has adopted a policy limiting our aggregate borrowings to two times our total equity. Our board of directors may change this policy at any time.

9.

     We believe that, by operating on a leveraged basis, we will have more funds available and, therefore, will make more investments than would otherwise be possible. We believe that this will result in a more diversified portfolio. Our Adviser will use its best efforts to obtain financing on the most favorable terms available to us.

     We anticipate that prospective lenders may also seek to include in loans to us provisions whereby the termination or replacement of our Adviser would result in an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will generally seek to avoid the inclusion of these provisions and will attempt to negotiate loan terms that allow us to replace or terminate our Adviser if the action is approved by our board of directors. The replacement or termination of our Adviser may, however, require the prior consent of a lender.

     We may refinance properties during the term of a loan when, in the opinion of our Adviser, a decline in interest rates makes it advisable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to make such investment. The benefits of the refinancing may include an increase in cash flow resulting from reduced debt service requirements, an increase in distributions to stockholders from proceeds of the refinancing, if any, or an increase in property ownership if some refinancing proceeds are reinvested in real estate.

Securitization

     In the future we may use securitization as an additional method of borrowing. In a securitization, our Operating Partnership would issue one or more series of mortgage notes secured by real estate assets and related tenant leases or mortgage loans. We would deposit the collateralized mortgage notes to a single-purpose limited liability entity, which would issue one or more layers, or tranches, of investment certificates. We would seek to have some or all of the tranches of investment certificates rated by nationally recognized securities ratings agencies and would offer and sell the investment certificates, primarily to institutional investors. Depending on the circumstances specific to the transaction, these will be accounted for as financings or sales. As the Company currently holds all of the ownership interests in the Operating Partnership, it is currently disregarded for income tax purposes. The Company intends that it will qualify as a partnership upon the admission of additional partners. The funds received from the sale of investment certificates would be remitted back to our Operating Partnership to be used to acquire additional properties, make additional mortgage loans or to repay existing debt. This technique has been used by many REITs to gain substantial leverage at attractive rates. There can be no assurance that we will be able to utilize this financing technique in the future.

Other Investment Policies

Working Capital Reserves

     We may establish a working capital reserve in an amount equal to one percent of the gross offering proceeds, which reserve we anticipate to be sufficient to satisfy our liquidity requirements. Our liquidity could be adversely affected by unanticipated costs, greater-than-anticipated operating expenses or cash shortfalls in funding our distributions. To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be produced from cash generated from operations or through short-term borrowings. In addition, subject to limitations described in this report, we may incur indebtedness in connection with:

•	the acquisition of any property;

•	the refinancing of the debt upon any property; or

•	the leveraging of any previously unleveraged property.

     For additional information regarding our borrowing strategy, see “Investment Policies and Policies with Respect to Certain Activities-Additional Investment Considerations—Use of Leverage.”

Holding Period For and Sale of Investments; Reinvestment of Sale Proceeds

     We intend to hold each property we acquire for an extended period. However, circumstances might arise which could result in the early sale of some properties. We may sell a property before the end of its expected holding period if in the judgment of our Adviser the sale of the property is in the best interest of our stockholders.

10.

     The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of all relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. No assurance can be given that the foregoing objective will be realized. The selling price of a property which is subject to a net lease will be determined in large part by the amount of rent payable under the lease and the creditworthiness of the tenant. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale, which could cause us to delay required distributions to our stockholders.

     The terms of any sale will be dictated by custom in the area in which the property being sold is located and the then-prevailing economic conditions. A decision to provide financing to any purchaser would be made only after an investigation into and consideration of the same factors regarding the purchaser, such as creditworthiness and likelihood of future financial stability, as are undertaken when we consider a net lease or mortgage loan transaction.

     We may continually reinvest the proceeds of property sales in investments that either we or our Adviser believe will satisfy our investment policies.

Investment Limitations

     There are numerous limitations on the manner in which we may invest our funds. We have adopted a policy that we will not:

•	invest in real property owned by our Adviser, any of its affiliates or any business in which our Adviser or any of its affiliates have invested (This policy may not be changed without the approval of our stockholders; however, we intend to submit a proposal to our stockholders at our 2004 Annual Meeting that would permit us to make leases to existing and prospective portfolio companies of entities advised by our Adviser);

•	invest in commodities or commodity futures contracts, with this limitation not being applicable to futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in properties and making mortgage loans;

•	invest in contracts for the sale of real estate unless the contract is in recordable form and is appropriately recorded in the chain of title;

•	engage in any short sale or borrowing that results in a debt to equity ratio greater than two-to-one;

•	make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets. “Unimproved real property” means property which has the following three characteristics:

o	the property was not acquired for the purpose of producing rental or other operating income;

o	no development or construction is in process on the property; and

o	no development or construction on the property is planned in good faith to commence on the property within one year of acquisition;

•	issue equity securities on a deferred payment basis or other similar arrangement except as set out in our equity incentive plans;

•	issue debt securities in the absence of adequate cash flow to cover debt service;

•	issue “redeemable securities” as defined in Section 2(a)(32) of the Investment Company Act of 1940;

11.

•	grant warrants or options to purchase shares of our stock to our Adviser or its affiliates, except pursuant to our equity incentive plans;

•	engage in trading, as compared with investment activities, or engage in the business of underwriting, or the agency distribution of, securities issued by other persons;

•	invest more than 5% of the value of our assets in the securities of any one issuer if the investment would cause us to fail to qualify as a REIT;

•	invest in securities representing more than 10% of the outstanding securities (by vote or value) of any one issuer if the investment would cause us to fail to qualify as a REIT;

•	acquire securities in any company holding investments or engaging in activities prohibited in the foregoing clauses; or

•	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our affiliates.

Conflict of Interest Policy

     We have adopted policies to reduce potential conflicts of interest. In addition, our directors are subject to certain provisions of Maryland law that are designed to minimize conflicts. However, we cannot assure you that these policies or provisions of law will reduce or eliminate the influence of these conflicts.

     Under our current conflict of interest policy, without the approval of a majority of our disinterested directors, we will not:

•	acquire from or sell to any of our officers, directors or employees, or any entity in which any of our officers, directors or employees has an interest of more than 5%, any assets or other property;

•	borrow from any of our directors, officers or employees, or any entity in which any of our officers, directors or employees has an interest of more than 5%; or

•	engage in any other transaction with any of our directors, officers or employees, or any entity in which any of our directors, officers or employees has an interest of more than 5% (except that our Adviser may lease office space in a building that we own provided that the rental rate under the lease is determined by our independent directors to be at a fair market rate).

     Consistent with the provisions of the Sarbanes-Oxley Act of 2002, we will not extend credit, or arrange for the extension of credit, to any of our directors and officers.

     Under Maryland law, a contract or other transaction between us and one of our directors or any other entity in which one of our directors is also a director or has a material financial interest is not void or voidable solely on the grounds of the common directorship or interest, the fact that the director was present at the meeting at which the contract or transaction was approved or the fact that the director’s vote was counted in favor of the contract or transaction if:

•	the fact of the common directorship or interest is disclosed to our board of directors or a committee of our board, and our board or the committee authorizes the contract or transaction by the affirmative vote of a majority of the directors not interested in the contract or transaction, even if the disinterested directors do not constitute a quorum of the board or committee;

•	the fact of the common directorship or interest is disclosed to our stockholders entitled to vote on the contract or transaction, and the contract or transaction is approved by a majority of the votes cast by the

12.

stockholders entitled to vote on the matter, other than votes of shares owned of record or beneficially by the interested director, corporation, firm or other entity; or

•	the contract or transaction is fair and reasonable to us.

     Our policy also prohibits us from purchasing any property owned by or co-investing with our Adviser, any of its affiliates or any business in which our Adviser or any of its affiliates have invested. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek approval of this decision from our stockholders.

Future Revisions in Policies and Strategies

     Our independent directors will review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. The methods of implementing our investment policies also may vary as new investment techniques are developed. The methods of implementing our investment procedures, objectives and policies, except as otherwise provided in our bylaws or articles of incorporation, may be altered by a majority of our directors (including a majority of our independent directors) without the approval of our stockholders, to the extent that our board of directors determines that such modification is in the best interest of the stockholders. Among other factors, developments in the market which affect the policies and strategies mentioned in this prospectus or which change our assessment of the market may cause our board of directors to revise our investment policies and strategies.

Our Adviser

Gladstone Management Corporation

     Our business will be managed by our Adviser, Gladstone Management Corporation. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to small and medium-sized businesses, including investing in real estate and making mortgage loans. We have entered into an advisory agreement with our Adviser under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our board of directors from time to time. Prior to entering into the advisory agreement with us, our Adviser conducted only limited operations and had not engaged in any real estate investing activities.

     David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser. Terry Lee Brubaker, our president, secretary and chief operating officer and a member of our board of directors, serves in the same capacities for our Adviser. George Stelljes III, our chief investment officer, serves in the same capacity for our Adviser and is also a member of our Adviser’s board of directors. Harry Brill, our chief financial officer and treasurer, serves in the same capacities for our Adviser.

     Our Adviser maintains an investment committee that screens our investments. This investment committee is comprised of Messrs. Gladstone, Brubaker and Stelljes. We believe that our Adviser’s investment committee review process gives us a unique competitive advantage over other commercial and industrial REITs because of the substantial experience and perspective that the members of our Adviser’s investment committee possess in evaluating the blend of corporate credit, real estate and lease terms that combine to provide an acceptable risk for investment.

     Our Adviser’s board of directors has empowered its investment committee to authorize and approve our investments, subject to the terms of the advisory agreement. Before we acquire any property, the transaction will be reviewed by our Adviser’s investment committee to ensure that, in its view, the proposed transaction satisfies our investment criteria and is within our investment policies. Approval by our Adviser’s investment committee will generally be the final step in the property acquisition approval process, although the separate approval of our board of directors will be required in certain circumstances described below.

13.

     Our Adviser’s executive offices are located at 1750 Tysons Blvd., Fourth Floor, McLean, Virginia 22102.

Advisory Agreement

     Many of the services to be performed by our Adviser and its affiliates in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions which our Adviser and its affiliates perform for us pursuant to the terms of the advisory agreement, but it is not intended to include all of the services which may be provided to us by third parties.

Adviser Duties and Authority Under the Advisory Agreement

     Under the terms of the advisory agreement, our Adviser will use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In performing its duties, our Adviser, either directly or indirectly by engaging an affiliate, will:

•	find, evaluate, present and recommend to us a continuing series of real estate investment opportunities consistent with our investment policies and objectives;

•	provide advice to us and act on our behalf with respect to the negotiation, acquisition, financing, refinancing, holding, leasing and disposition of real estate investments;

•	enter contracts to purchase real estate and make mortgage loans on our behalf in compliance with our investment procedures, objectives and policies, subject to approval of our board of directors, where required;

•	take the actions and obtain the services necessary to effect the negotiation, acquisition, financing, refinancing, holding, leasing and disposition of real estate investments; and

•	provide day-to-day management of our business activities and other administrative services for us as requested by our board of directors.

     It is expected that each investment that we make will be approved or ratified by our board of directors. Our board of directors has authorized our Adviser to make investments in any property on our behalf without the prior approval of our board if the following conditions are satisfied:

•	Our Adviser has obtained an independent appraisal for the property indicating that the total cost of the property does not exceed its appraised value; and

•	Our Adviser has provided us with a representation that the property, in conjunction with our other investments and proposed investments, is reasonably expected to fulfill our investment objectives and policies as established by our board of directors and then in effect.

     The actual terms and conditions of transactions involving investments in properties and mortgage loans shall be determined in the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. Some types of transactions, however, will require the prior approval of our board of directors, including a majority of our independent directors, including the following:

•	loans not secured or otherwise supported by real property;

•	any acquisition or mortgage loan which at the time of investment would have a cost exceeding 20% of our total assets;

•	any lease or mortgage loan to a tenant or borrower having a risk rating of less than 4 on our risk rating scale;

14.

•	transactions that involve conflicts of interest with our Adviser (other than reimbursement of expenses in accordance with the advisory agreement); and

•	the lease of assets to our Adviser, its affiliates or any of our officers or directors.

     In addition to its duties under the advisory agreement, our Adviser and its affiliates expect to engage in other business ventures and, as a result, their resources will not be dedicated exclusively to our business. For example, our Adviser also serves as external adviser to Gladstone Land Corporation, an affiliate of our chairman and chief executive officer David Gladstone, and the stockholders of Gladstone Capital Corporation recently approved a proposal to engage our Adviser to serve as its external adviser. However, under the advisory agreement, our Adviser must devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The advisory agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the advisory agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us. Either we or our Adviser may assign or transfer the advisory agreement to a successor entity. Our Adviser’s professionals have operated under similar arrangements during their service with Allied Capital Advisers, which advised the Allied Capital group of three public investment companies, two private limited partnerships, one public REIT and one private REIT.

Termination of the Advisory Agreement

     The term of the advisory agreement ends on December 31, 2006, and thereafter will be automatically renewed for successive one-year periods, unless either we or our Adviser gives the other party notice of non-renewal at least 120 days before the end of any term. Additionally, the advisory agreement may be terminated:

•	immediately by us for “cause” or upon the bankruptcy of our Adviser;

•	without cause by a majority of our independent directors upon 60 days’ notice to our Adviser; or

•	immediately with “good reason” by our Adviser.

     “Cause” is defined in the advisory agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty, or the commission of a material breach of the advisory agreement, by our Adviser. “Good reason” is defined in the advisory agreement to mean either a failure to obtain a satisfactory agreement from any successor to us to assume and agree to perform our obligations under the advisory agreement, or a material breach of the advisory agreement of any nature whatsoever by us.

Payments to our Adviser Under the Advisory Agreement

     The following sets forth the type and, to the extent possible, estimates of the amounts payable to our Adviser in connection with its operation of our business. These payments have not been determined through non-arm’s-length bargaining.

     Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include expenses incurred in connection with our organization and initial public offering, legal, accounting, tax preparation, consulting and related fees. In the event that any of these expenses are incurred on our behalf by our Adviser, we will be required to reimburse to our Adviser on a dollar-for-dollar basis for all such amounts. During the period from our inception (February 14, 2003) through December 31, 2003, the total amount of these expenses that we incurred was $1,105,000 ($864,000 of which related to our initial public offering and was charged to Additional Paid-in Capital, and the remainder of which related to direct expenses and was charged to operating expenses). All of these charges were incurred directly by us and none of which were incurred by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts. We estimate that, in the future, these expenses will be approximately $300,000 per year (excluding legal, accounting and other professional fees that we may incur in connection with future capital transactions), and we do not presently expect that our Adviser will incur any of these expenses on our behalf.

15.

     In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). In the event that any of these expenses are incurred on our behalf by our Adviser, we will be required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the period from inception through December 31, 2003, we passed all such fees along to our tenant, and accordingly we did not incur any such fees during this time. Accordingly, we did not make any reimbursements to our Adviser for these amounts. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time. We do not presently expect that our Adviser will incur any of these fees on our behalf.

     We will be required to reimburse our Adviser for our pro rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. During the period from inception through December 31, 2003, these expenses were approximately $222,000. The actual amount of payroll and benefits expenses which we will be required to reimburse to our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2004 this amount will be approximately $425,000. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe will be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement of our Adviser for our share of its payroll and benefits expenses could be materially greater that we currently project.

     We may also be required to reimburse our Adviser for our pro rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above (“overhead expenses”), equal to the total overhead expenses of our Adviser, multiplied by the ratio of hours worked by our Adviser’s employees on our projects to the total hours worked by our Adviser’s employees. However, we will only be required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimburse to our Adviser is less than 2.0% of our average invested assets for the year. Additionally, we will only be required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equal 2.0% of our average invested assets for the year. Our Adviser will bill us on a monthly basis for these amounts. Our Adviser must reimburse us annually for the amount by which amounts billed to and paid by us exceed this 2.0% limit during a given year. To the extent that overhead expenses payable or reimbursable by us exceed this limit and our independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient, we may reimburse our Adviser in future years for the full amount of the excess expenses, or any portion thereof, but only to the extent that the reimbursement would not cause our overhead expense reimbursements to exceed the 2.0% limitation in any year. During the period from inception through December 31, 2003, the amount of overhead expenses that we reimbursed to our Adviser was approximately $95,000. The actual amount of overhead expenses for which we will be required to reimburse to our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2004 this amount will be approximately $275,000.

     In addition to the reimbursement of expenses described above, our Adviser’s officers, directors and employees are eligible to receive stock option grants from our 2003 Equity Incentive Plan.

     Our board of directors is responsible for reviewing our fees and expenses on at least an annual basis and with sufficient frequency to determine that the expenses incurred are in the best interests of our stockholders. Our independent directors are also responsible for reviewing the performance of our Adviser and determining whether the compensation paid to our Adviser is reasonable in relation to the nature and quality of services performed and whether the provisions of the advisory agreement are being satisfactorily performed. Specifically, our independent directors will consider factors such as:

•	the amount of the fees paid to our Adviser in relation to our size and the composition and performance of our investments;

•	the success of our Adviser in generating appropriate investment opportunities;

16.

•	rates charged to other investment entities by advisers performing similar services;

•	additional revenues realized by our Adviser and its affiliates through their relationship with us, whether paid by us or by others with whom we do business;

•	the value of our assets each quarter;

•	the quality and extent of service and advice furnished by our Adviser and the performance of our investment portfolio; and

•	the quality of our portfolio relative to the investments generated by our Adviser for its other clients.

Other Transactions with our Adviser and its Affiliates

     From time to time we may enter into transactions with our Adviser or one or more of its affiliates. A majority of our independent directors and a majority of our directors not otherwise interested in a transaction with our Adviser must approve all such transactions with our Adviser or its affiliates.

     It is our current policy that we will not purchase any property from or co-invest with our Adviser, any of its affiliates or any business in which our Adviser or any of its affiliates have invested, and that if we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek approval of this decision from our stockholders. We intend to submit a proposal to our stockholders at our 2004 Annual Meeting that would permit us make leases to existing and prospective portfolio companies of entities advised by our Adviser.

Employees

     We do not directly employ any persons. Through an expense sharing arrangement with a wholly-owned subsidiary of Gladstone Capital Corporation, our Adviser provides 16 personnel who devote some amount of time to our matters. For additional information regarding this relationship, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Expenses."

Our Affiliates

     All of our directors and executive officers are also affiliated with Gladstone Capital Corporation, a publicly held closed-end management investment company. Gladstone Capital makes loans to and investments in small and medium-sized businesses. It does not buy or lease real estate. Gladstone Capital will not make loans to or investments in any company with which we have or intend to enter into a real estate lease or mortgage loan. David Gladstone, our chairman and chief executive officer, also serves as chairman of Gladstone Land Corporation, a privately held corporation which invests primarily in agricultural real estate. We do not presently intend to co-invest with Gladstone Capital, Gladstone Land or any other affiliated entity in any business. However, we intend to submit a proposal to our stockholders at our 2004 Annual Meeting that would permit us make leases to existing and prospective portfolio companies of our current and future affiliates, such as Gladstone Capital Corporation.

Competition

     We compete in the business of leasing of industrial and commercial real property, and to a lesser extent, making long-term industrial and commercial mortgage loans. We compete with a number of other real estate companies and traditional mortgage lenders, many of whom have greater marketing and financial resources than we do. Principal factors of competition in our primary business of investing in and owning leased industrial and commercial real property are the quality of properties, leasing terms, attractiveness and convenience of location. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants and borrowers, availability and cost of capital, taxes and governmental regulations.

17.

Risk Factors

We are a new company with little operating history and may not be able to operate successfully.

     We were incorporated in February 2003 and to date have purchased only two properties, and extended one mortgage loan. As a result, we are subject to all of the business risks and uncertainties associated with any new business enterprise. Our failure to operate successfully or profitably or accomplish our investment objectives could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders, and the value of an investment in our common stock may decline substantially or be reduced to zero.

We are not currently able to set a distribution rate, and the distribution rate we fix in the future may have an adverse effect on the market price for our common stock.

     Because we are newly organized and hold only two properties and one mortgage loan, we currently do not have the ability to predict with any certainty the amount or timing of our cash flow or to fix our distribution rate. For the quarter ended December 31, 2003, we declared a distribution of $0.01 per share of common stock, which was paid on January 15, 2004. Our future distribution rate will depend entirely on the timing and amount of rent and mortgage payments from investments we make. Our failure to rapidly invest the net proceeds from our initial public offering or make investments at acceptable rates of return could result in our fixing a distribution rate that is not competitive with alternative investments, which could adversely affect the market price for our common stock.

Highly leveraged tenants or borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.

     Some of our tenants or borrowers may have been recently restructured using leverage or been acquired in a leveraged transaction. Tenants or borrowers that are subject to significant debt obligations may be unable to make their rent or mortgage payments if there are adverse changes to their businesses or economic conditions. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries. In situations where management of the tenant or borrower will change after a transaction, it may be difficult for our Adviser to determine with certainty the likelihood of the tenant’s or borrower’s business success and of it being able to pay rent or make mortgage payments throughout the lease or loan term. These companies are more vulnerable to adverse conditions in their businesses or industries, economic conditions generally and increases in interest rates.

     Leveraged tenants and borrowers are more susceptible to bankruptcy than unleveraged tenants. Bankruptcy of a tenant or borrower could cause:

•	the loss of lease or mortgage payments to us;

•	an increase in the costs we incur to carry the property occupied by such tenant;

•	a reduction in the value of our common stock; and

•	a decrease in distributions to our stockholders.

     Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If a bankrupt tenant terminates a lease with us, any claim we might have for breach of the lease (excluding a claim against collateral securing the claim) will be treated as a general unsecured claim. Our claim would likely be capped at the amount the tenant owed us for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor.

18.

Our real estate investments may include special use and single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

     We intend to focus our investments on commercial and industrial properties which may include manufacturing facilities, special use storage or warehouse facilities and special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our stockholders.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues.

     We expect that most of our properties will be occupied by a single tenant and, therefore, the success of our investments will be materially dependent on the financial stability of these tenants. Lease payment defaults by these tenants could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

Our business strategy relies heavily on external financing, which may expose us to risks associated with leverage such as restrictions on additional borrowing and payment of distributions, risks associated with balloon payments, and risk of loss of our equity upon foreclosure.

     Our strategy contemplates the use of leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. If the income generated by our properties and other assets fails to cover our debt service, we could be forced to reduce or eliminate distributions to our stockholders and may experience losses. We may borrow on a secured or unsecured basis. Neither our articles of incorporation nor our bylaws impose any limitation on borrowing on us. However, our board of directors has adopted a policy that our aggregate borrowing will not result in a total debt to total equity ratio greater than two-to-one. This coverage ratio means that, for each dollar of equity we have, we can incur up to two dollars of debt. Our board of directors may change this policy at any time.

     Our ability to achieve our investment objectives will be affected by our ability to borrow money in sufficient amounts and on favorable terms. We expect that we will borrow money that will be secured by our properties and that these financing arrangements will contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, any credit facility we might enter into is likely to contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, and will specify debt ratios that we will be required to maintain. Accordingly, we may be unable to obtain the degree of leverage we believe to be optimal, which may cause us to have less cash for distribution to stockholders than we would have with an optimal amount of leverage. Our use of leverage could also make us more vulnerable to a downturn in our business or the economy generally. There is also a risk that a significant increase in the ratio of our indebtedness to the measures of asset value used by financial analysts may have an adverse effect on the market price of our common stock.

     Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of our distributions to stockholders.

19.

     Once the net proceeds from our initial public offering have been substantially fully invested, we intend to acquire additional properties by borrowing all or a portion of the purchase price and securing the loan with a mortgage on some or all of our real property. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our common stock or the amount of distributions to our stockholders to be reduced.

We are subject to certain risks associated with real estate ownership and lending which could reduce the value of our investments.

     Our investments may include net leased industrial and commercial property or mortgage loans secured by industrial and commercial real estate. Our performance, and the value of our investments, is subject to risks incident to the ownership and operation of these types of properties, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	competition from other available space; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

Competition for the acquisition of real estate may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

     We will compete for the acquisition of properties with many other entities engaged in real estate investment activities, including financial institutions, institutional pension funds, other REITs, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for real estate. Our competitors may have greater resources than we do, and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on your investment. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

We expect to lease our properties or make mortgage loans to small and medium-sized businesses, which will expose us to additional risks unique to these entities.

     Leasing real property or making mortgage loans to small and medium-sized businesses will expose us to a number of unique risks related to these entities, including the following:

•	Small and medium-sized businesses may have limited financial resources and may not be able to make their lease or mortgage payments. A small or medium-sized tenant or borrower is more likely to have difficulty making its lease or mortgage payments when it experiences adverse events, such as the failure to meet its business plan, a downturn in its industry or negative economic conditions.

20.

•	Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target tenants and borrowers are smaller businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our target tenants and borrowers may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

•	There is generally little or no publicly available information about our target tenants and borrowers. Many of our tenants and borrowers are likely to be privately owned businesses, about which there is generally little or no publicly available operating and financial information. As a result, we will rely on our Adviser to perform due diligence investigations of these tenants and borrowers, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•	Small and medium-sized businesses generally have less predictable operating results. We expect that many of our tenants and borrowers may experience significant fluctuations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive positions, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our tenants and borrowers may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders. The failure of a tenant or borrower to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on credit facilities, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the ability of the tenant or borrower to make required payments to us would be jeopardized.

•	Small and medium-sized businesses are more likely to be dependent on one or two persons. Typically, the success of a small or medium-sized business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our tenant or borrower and, in turn, on us.

•	Small and medium-sized businesses may have limited operating histories. While we intend to target as tenants and borrowers stable companies with proven track records, we may lease properties or lend money to new companies that meet our other investment criteria. Tenants or borrowers with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

Because we must distribute a substantial portion of our net income to qualify as a REIT, we will be largely dependent on third-party sources of capital to fund our future capital needs.

     To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs, including property acquisitions, from retained earnings. Therefore, we will likely rely on public and private debt and equity capital to fund our business. This capital may not be available on favorable terms or at all. Our access to additional capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional debt financings may substantially increase our leverage.

Our real estate portfolio will be concentrated in a limited number of properties, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

     Based on the expected investment size and our Adviser’s experience in the marketplace, we estimate that we will purchase, or make mortgage loans secured by, an aggregate of approximately 10 to 15 properties with the proceeds we received from our initial public offering and at March 9, 2004, we owned two properties and held one mortgage

21.

loan. To the extent we are able to leverage such investments, we will acquire additional properties with the proceeds of borrowings, subject to our debt policy. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or mortgage loans or a significant decline in the value of any property. In addition, while we do not intend to invest 20% or more of our total assets in a particular property at the time of investment, it is possible that, as the values of our properties change, one property may comprise in excess of 20% of the value of our total assets. Lack of diversification will increase the potential that a single under-performing investment could have a material adverse effect on our cash flow and the price we could realize from the sale of our properties.

Liability for uninsured losses could adversely affect our financial condition.

     Losses from disaster-type occurrences (such as wars or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flow from one or more properties.

Potential liability for environmental matters could adversely affect our financial condition.

     We intend to purchase industrial and commercial properties and will be subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could subject us to:

•	responsibility and liability for the cost of removal or remediation of hazardous substances released on our properties, generally without regard to our knowledge of or responsibility for the presence of the contaminants;

•	liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances; and

•	potential liability for common law claims by third parties for damages resulting from environmental contaminants.

     We will generally include provisions in our leases making tenants responsible for all environmental liabilities and for compliance with environmental regulations, and requiring tenants to reimburse us for damages or costs for which we have been found liable. However, these provisions will not eliminate our statutory liability or preclude third party claims against us. Even if we were to have a legal claim against a tenant to enable us to recover any amounts we are required to pay, there are no assurances that we would be able to collect any money from the tenant. Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral.

          We generally obtain Phase I environmental site assessments (ESAs) on our properties at the time of acquisition. The ESAs are intended to identify potential environmental contamination. The ESAs include a historical review of the property, a review of certain public records, a preliminary investigation of the site and surrounding properties, screening for the presence of hazardous substances and underground storage tanks, and the preparation and issuance of a written report. The ESAs that we have obtained did not include invasive procedures, such as soil sampling or ground water analysis.

          The ESAs that we have obtained did not reveal any environmental liability or compliance concerns that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any such liability. Nevertheless, it is possible that these ESAs do not reveal all environmental liabilities or that there are material environmental liabilities or compliance concerns that we are not aware of. Moreover, we cannot assure you that (i) future laws, ordinances or regulations will not impose material environmental liability, or (ii) the current environmental condition of a property will not be affected by the condition of properties in the vicinity of the property (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

22.

Our potential participation in joint ventures creates additional risk.

     We may participate in joint ventures or purchase properties jointly with other unaffiliated entities. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt or our economic or business interests diverging. These diverging interests could, among other things, expose us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property.

Net leases may not result in fair market lease rates over time.

     We expect a large portion of our rental income to come from net leases and as of December 31, 2003, all of our rental income had been derived from one property, which has been net leased. Net leases frequently provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Further, net leases are typically for longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than if we did not engage in net leases.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

     We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. We may seek to mitigate our exposure to changing interest rates by using interest rate hedging arrangements such as interest rate swaps and caps. These derivative instruments involve risk and may not be effective in reducing our exposure to interest rate changes. Risks inherent in derivative instruments include the risk that counter-parties to derivative contracts may be unable to perform their obligations, the risk that interest rates move in a direction contrary to, or move slower than the period contemplated by, the direction or time period that the derivative instrument is designed to cover, and the risk that the terms of such instrument will not be legally enforceable. While we intend to design our hedging strategies to protect against movements in interest rates, derivative instruments that we are likely to use may also involve immediate costs, which could reduce our cash available for distribution to our stockholders. Likewise, ineffective hedges, as well as the occurrence of any of the risks inherent in derivatives, could adversely affect our reported operating results or reduce your overall investment returns. Our Adviser and our board of directors will review each of our derivative contracts and periodically evaluate their effectiveness against their stated purposes.

Our success will depend on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.

     Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our Adviser in evaluating potential investments, selecting and negotiating property purchases and dispositions and mortgage loans, selecting tenants and borrowers, setting lease or mortgage loan terms and determining financing arrangements. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments and must rely entirely on the analytical and management abilities of our Adviser and the oversight of our board of directors. If our Adviser or our board of directors makes inadvisable investment or management decisions, our operations could be materially adversely impacted.

We may have conflicts of interest with our Adviser and other affiliates.

     Our Adviser will manage our business and will locate, evaluate, recommend and negotiate the acquisition of our real estate investments. At the same time, our advisory agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including Gladstone Capital Corporation and Gladstone Land Corporation, an entity affiliated with our chairman David Gladstone. Moreover, all of our officers and directors are also officers and directors of Gladstone Capital Corporation, which actively makes loans to and invests in small and medium-sized companies. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and with Gladstone Capital, which may arise primarily from the

23.

involvement of our Adviser, Gladstone Capital, Gladstone Land and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:

•	Our Adviser may realize substantial compensation on account of its activities on our behalf;

•	Our agreements with our Adviser are not arm’s-length agreements;

•	We may experience competition with our affiliates for financing transactions; and

•	Our Adviser and other affiliates such as Gladstone Capital and Gladstone Land could compete for the time and services of our officers and directors.

     These and other conflicts of interest between us and our Adviser and other affiliates could have a material adverse effect on the operation of our business and the selection or management of our real estate investments.

Our financial condition and results of operations will depend on our Adviser’s ability to effectively manage our future growth.

     Our ability to achieve our investment objectives will depend on our ability to sustain continued growth, which will, in turn, depend on our Adviser’s ability to find, select and negotiate property purchases, net leases and mortgage loans that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Adviser’s marketing capabilities, management of the investment process, ability to provide competent, attentive and efficient services and our access to financing sources on acceptable terms. As we grow, our Adviser may be required to hire, train, supervise and manage new employees. Our Adviser’s failure to effectively manage our future growth could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our key management personnel for our future success, particularly David Gladstone, Terry Lee Brubaker and George Stelljes, III.

     We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, Terry Lee Brubaker, our president and chief operating officer and George Stelljes III, our executive vice president and chief investment officer. The departure of any of our executive officers or key employees could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

The limit on the number of shares of common stock a person may own may discourage a takeover.

     Primarily to facilitate maintenance of our qualification as a REIT, our articles of incorporation prohibit ownership of more than 9.8% of the outstanding shares of our common stock by one person. This restriction may discourage a change of control and may deter individuals or entities from making tender offers for our common stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.

Certain provisions of Maryland law could restrict a change in control.

     Certain provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of our common stock, referred to as an “interested stockholder;”

•	an affiliate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

24.

•	an affiliate of an interested stockholder.

     These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of common stock and two-thirds of the votes entitled to be cast by holders of our common stock other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder.

Our staggered director terms could deter takeover attempts and adversely impact the price of our common stock.

     Our board of directors is divided into three classes, with the term of the directors in each class expiring every third year. At each annual meeting of stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. After election, a director may only be removed by our stockholders for cause. Election of directors for staggered terms with limited rights to remove directors makes it more difficult for a hostile bidder to acquire control of us. The existence of this provision may negatively impact the price of our common stock and may discourage third-party bids to acquire our common stock. This provision may reduce any premiums paid to stockholders in a change in control transaction.

We may not qualify as a REIT for federal income tax purposes, which would subject us to federal income tax on our taxable income at regular corporate rates, thereby reducing the amount of funds available for paying distributions to stockholders.

     We currently intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. Our qualification as a REIT will depend on our ability to meet various requirements set forth in the Internal Revenue Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke our REIT election, which it may do without stockholder approval.

     If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce the funds available for distribution to you because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income, we would be subject to federal income tax at regular corporate rates and we might need to borrow money or sell assets in order to pay any such tax;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

     In addition, if we fail to qualify as a REIT, all distributions to stockholders would be subject to tax to the extent of our current and accumulated earnings and profits, provided that the rate of tax on the taxable portion of such distributions is limited to 15% through 2008. If we were taxed as a regular corporation, we would not be required to make distributions to stockholders and corporate distributees might be eligible for the dividends received deduction.

25.

     As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock.

We will not seek to obtain a ruling from the Internal Revenue Service (IRS) that we qualify as a REIT for federal income tax purposes.

     As described herein, we intend to operate so as to qualify as a REIT for federal income tax purposes. If we fail to qualify as a real estate investment trust, or REIT, for federal tax purposes, we will be taxed as a corporation. We believe that we are organized and qualified as a REIT and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as such, or that we will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there are only limited judicial and administrative interpretations, and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

     An IRS determination that we do not qualify as a REIT would deprive our stockholders of the tax benefits of our REIT status only if the IRS determination is upheld in court or otherwise becomes final. To the extent that we challenge an IRS determination that we do not qualify as a REIT, we may incur legal expenses that would reduce our funds available for distribution to stockholders.

Failure to make required distributions would subject us to tax.

     In order to qualify as a REIT, each year we must distribute to our stockholders at least 90% of our taxable income, other than any net capital gains. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

•	85% of our ordinary income for that year;

•	95% of our capital gain net income for that year; and

•	100% of our undistributed taxable income from prior years.

     We intend to pay out our income to our stockholders in a manner intended to satisfy the distribution requirement applicable to REITs and to avoid corporate income tax and the 4% excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. In the future, we may borrow funds to pay distributions to our stockholders and the limited partners of our Operating Partnership. Any funds that we borrow would subject us to interest rate and other market risks.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status.

     The IRS may take the position that specific sale-leaseback transactions we may treat as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the asset or income tests required for REIT qualification and consequently lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which could cause us to fail the distribution test for REIT qualification.

26.

There are special considerations for pension or profit-sharing trusts, Keogh Plans or individual retirement accounts whose assets are being invested in our common stock.

     If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or benefit plan in us, you should consider:

•	whether your investment is consistent with the applicable provisions of the Employee Retirement Income Security Act (ERISA) or the Internal Revenue Code;

•	whether your investment will produce unrelated business taxable income, referred to as UBTI, to the benefit plan; and

•	your need to value the assets of the benefit plan annually.

     We do not believe that under current ERISA law and regulations that our assets would be treated as “plan assets” for purposes of ERISA. However, if our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with our Adviser and its affiliates could be considered “prohibited transactions” which could cause us, our Adviser and its affiliates to be subject to liabilities and excise taxes. In addition, our officers and directors, our Adviser and its affiliates could be deemed to be fiduciaries under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, shares should not be purchased.

If our Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income may be subject to taxation.

     We intend to maintain the status of the Operating Partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

The market price and trading volume of our common stock may be volatile.

     The market price of our common stock may be highly volatile and subject to wide fluctuations and the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•	significant volatility in the market price and trading volume of shares of REITs, real estate companies or other companies in our sector, which is not necessarily related to the performance of those companies;

•	price and volume fluctuations in the stock market as a result of terrorist attacks, or speculation regarding future terrorist attacks, in the United States or abroad;

27.

•	price and volume fluctuations in the stock market as a result of involvement of the United States in armed hostilities, or uncertainty regarding United States involvement in such activities;

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or the publication of research reports about us or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to our anticipated level of debt or any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	changes in regulatory policies or tax guidelines, particularly with respect to REITs;

•	loss of REIT status for federal income tax purposes;

•	loss of a major funding source; and

•	general market and economic conditions.

Shares of common stock eligible for future sale may have adverse effects on our share price.

     We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock (including shares of common stock issuable upon the conversion of units of our operating partnership that we may issue from time to time and the issuance of up to 759,000 shares reserved for issuance upon the exercise of options that have been or may be granted under our 2003 Equity Incentive Plan), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

     One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution yield on our common stock or seek securities paying higher dividends or interest. The market price of our common stock likely will be based primarily on the earnings that we derive from rental income with respect to our properties, interest earned on our mortgage loans and our related distributions to stockholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our common stock, and such effects could be significant. For instance, if interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease because potential investors may require a higher distribution yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

28.

Available Information

          Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneCommercial.com. A request for any of these reports may also be submitted to us by writing: Corporate Secretary, Gladstone Commercial Corporation, 1616 Anderson Road, Suite 208, McLean, VA 22102.

Item 2. Properties

          As of December 31, 2003, we owned one property of which the details are outlined in the table below:

				Total	Total Rental		Year
		Rentable		Rental	Revenue per		Of
	Year	Square		Revenue	Occupied	Major	Lease
Property	Built	Feet	Occupancy	(1)	Square Foot(2)	Tenants	Expiration

208 South Rogers Lane (Raleigh NC)	1997	58,926	100.0%	$12,180	$0.21	Elster Electricity	2010

(1)	Total rental revenue earned from December 23, 2003 (acquisition date) through December 31, 2003.

(2)	This represents the property’s Total Rental Revenue (calculated as described in note (1) above) divided by its occupied square feet as of December 31, 2003.

Item 3. Legal Proceedings

          We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

29.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

          Our common stock is traded on the Nasdaq National Market under the symbol “GOOD.” We completed our initial public offering in August 2003 at a price of $15 per share. Prior to such date there was no public market for our common stock.

          The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq National Market and the distributions per share for the fiscal year ended December 31, 2003.

			Distributions
			Declared Per
Quarter Ended	High	Low	Share	Record Date	Payment Date

9/30/2003*	$15.38	$14.75	$—	n/a	n/a
12/31/2003	$17.15	$14.85	$0.01	12/31/2003	1/15/2004

*	Our common stock commenced trading on the Nasdaq National Market on August 13, 2003.

     In order to qualify as a REIT, we are required to make ordinary dividend distributions to our stockholders. The amount of these distributions must equal at least:

•	the sum of (A) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, less

•	the sum of certain non-cash items.

          For federal income tax purposes, distributions may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder’s basis in the shares of common stock and will not be taxable to the extent that the distribution equals or is less than the stockholder’s basis in the stock. To the extent a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares. Every year, we notify stockholders of the taxability of distributions paid during the preceding year.

          There were no distributions during the 2003 tax year. The December 31, 2003 distribution was paid in January 2004 and will be included in our stockholders’ taxable income (to the extent that it constitutes ordinary income or capital gain) in the 2004 tax year.

          As of February 19, 2004, there were approximately 5,254 beneficial owners of our common stock.

Use of Initial Public Offering Proceeds

          Underwriting discounts and commissions for the shares sold in our initial public offering (including the shares sold upon the exercise of the over-allotment option) totaled $7.97 million. In connection with our initial public offering, we incurred expenses of approximately $700,000. None of these expenses were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or other affiliates. After deducting underwriting discounts and offering costs, we received net proceeds of approximately $105 million from our initial public offering.

          The primary purpose of our initial public offering was to obtain capital with which to invest in and own net leased industrial and commercial real property and selectively make long-term industrial and commercial mortgage

30.

loans. As of December 31, 2003, we had invested approximately $5.8 million of the net proceeds from our initial public offering in one real property. As of December 31, 2003, we had also used approximately $192,000 in our operating activities, of which approximately $83,000 was paid to our Adviser (which is an affiliate of ours) in partial payment of amounts owed under our advisory agreement. As of December 31, 2003, substantially all of the remaining net proceeds from our initial public offering were invested in short-term, investment grade, interest-bearing instruments.

Item 6. Selected Financial Data

          The following selected financial data as of December 31, 2003 and for the period from February 14, 2003 (Inception) to December 31, 2003 is derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent auditors. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

Period
February 14, 2003
(Inception) to
December 31, 2003

Operating Data:
Rental revenue	$12,180
Operating expenses	557,148

Net loss from operations	(544,968)
Interest income	304,097

Net loss	$(240,871)

Share and Per Share Data:

Basic net loss	$(0.07)
Diluted net loss	$(0.07)
Dividends declared per common share	$0.01
Weighted average shares outstanding-basic	3,229,119
Weighted average shares outstanding-diluted	3,257,420

Balance Sheet Data at December 31, 2003
Real estate, before accumulated depreciation	$5,440,772
Total assets	$105,061,370
Total stockholders’ equity	$104,750,655
Total common shares outstanding	7,642,000

31.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

          Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	use of the proceeds of our initial public offering.

          These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Risk Factors” included elsewhere in this report.

          The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Although we believe that these beliefs, assumptions and expectations are reasonable, we cannot guarantee future results, levels of activity, performance, growth or achievements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the loss of any of our key employees, such as Mr. Gladstone, Mr. Brubaker or Mr. Stelljes;

•	general volatility of the capital markets and the market price of our common stock;

•	risks associated with negotiation of consummation of pending and future transactions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

          We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

          We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. We expect that a large portion of our tenants and borrowers will be small and medium-sized businesses that have significant buyout fund ownership and will be well capitalized, with equity constituting between 20% and 40% of their permanent capital. We expect that

32.

other tenants and borrowers will be family-owned businesses that have built significant equity from paying down the mortgage loans securing their real estate or through the appreciation in the value of their real estate. We will seek to enter into triple net leases having terms of approximately 15 years, with rent increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At December 31, 2003, we owned one property and had no mortgage loans. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or mortgage financing in an effort to build our portfolio.

          We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003, which we refer to as our “Operating Partnership.” We control our Operating Partnership as its sole general partner, and, through our wholly owned subsidiary Gladstone Commercial Partners, LLC, we also own all limited partnership units of our Operating Partnership. We expect our Operating Partnership to issue limited partnership units from time to time in exchange for industrial and commercial real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of gains until they redeem the limited partnership units. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time after the first anniversary of the completion of our initial public offering. Whenever we issue common stock for cash, we will be obligated to contribute any net proceeds we receive from the sale of the stock to our Operating Partnership and our Operating Partnership will, in turn, be obligated to issue an equivalent number of limited partnership units to us. Our Operating Partnership will distribute the income it generates from its operations to us and its limited partners on a pro rata basis. We will, in turn, distribute the amounts we receive from our Operating Partnership to our stockholders in the form of quarterly cash distributions. We intend to qualify as a REIT for federal tax purposes, thereby generally avoiding federal and state income taxes on the distributions we make to our stockholders.

          Gladstone Management Corporation, a registered investment adviser and an affiliate of ours, serves as our Adviser. Our Adviser is responsible for managing our business on a day-to-day basis and for identifying and making acquisitions and dispositions that it believes meet our investment criteria.

Significant Recent Developments

          In August 2003, we completed our initial public offering of 7,590,000 shares of common stock (including 990,000 shares sold in September 2003 upon the exercise by the underwriters of an over-allotment option granted in connection with our initial public offering), at a public offering price of $15 per share, resulting in aggregate net proceeds to us after underwriters’ discounts and offering expenses of approximately $105 million.

          On December 23, 2003 we acquired a 58,926 square foot commercial office building in Raleigh, North Carolina. The $5.8 million acquisition cost for the building (including transaction costs) was funded using proceeds of our initial public offering. The building is currently leased to a single tenant under a triple net lease with a remaining term of six years, and the tenant has an option to renew the lease for an additional five year term.

          On January 30, 2004, we acquired a 54,018 square foot commercial office and warehouse building in Canton, Ohio. The $3.65 million acquisition cost for the building (including transaction costs) was funded using proceeds of our initial public offering. This building has been leased to Graphic Enterprises, Inc. under a 10 year triple net lease.

          On February 18, 2004, we extended a mortgage loan in the amount of $11.17 million to Mayco Property Holdings LLC for their purchase of a commercial property in Sterling Heights, Michigan. The loan was funded using proceeds from our initial public offering. This 10 year mortgage loan, secured by the Sterling Heights property, accrues interest at the greater of 10% per annum or the one month LIBOR rate plus four percent per annum.

33.

Expenses

          Our Adviser currently has an expense sharing arrangement with Gladstone Capital Advisers, a wholly-owned subsidiary of Gladstone Capital Corporation, through which our entire workforce is employed. Under that relationship, our Adviser reimburses Gladstone Capital Advisers for a portion of Gladstone Capital Advisers’ total payroll and benefits expenses (based on the percentage of total hours worked by Gladstone Capital Advisers’ employees on our matters on an employee-by-employee basis) and a portion of Gladstone Capital Advisers’ total overhead expense (based on the percentage of total hours worked by all Gladstone Capital Advisers’ employees on our matters). In turn, subject to the terms and conditions of our advisory agreement, our Adviser passes these charges on to us. For additional information regarding the terms and conditions of our advisory agreement, see “Business—Our Adviser-Advisory Agreement.”

          During the period from inception through December 31, 2003, payroll and benefits expenses were approximately $222,000. The actual amount of payroll and benefits expenses which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2004 this amount will be approximately $425,000. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe will be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement of our Adviser for our share of its payroll and benefits expenses could be materially greater that we currently project.

          During the period from inception through December 31, 2003, the amount of overhead expenses that we reimbursed our Adviser was approximately $95,000. The actual amount of overhead expenses for which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2004 this amount will be approximately $275,000.

     Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include expenses incurred in connection with our organization and initial public offering, legal, accounting, tax preparation, consulting and related fees. During the period from our inception (February 14, 2003) through December 31, 2003, the total amount of these expenses that we incurred was $1,105,000 ($864,000 of which related to our initial public offering and was charged to Additional Paid-in Capital, and the remainder of which related to direct expenses was charged to operating expenses). We estimate that, in the future, these expenses will be approximately $300,000 per year (excluding legal, accounting and other professional fees that we may incur in connection with future capital transactions).

     In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the period from inception through December 31, 2003, we passed all such fees along to our tenant, and accordingly we did not incur any such fees during this time. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.

Critical Accounting Policies

          Management believes our most critical accounting policies are revenue recognition (including straight-line rent), purchase price allocation, accounting for our investments in real estate, provision for loans losses, the accounting for our derivative and hedging activities, if any , income taxes, stock based compensation and our Advisory agreement. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

34.

Revenue Recognition

          Our revenues, which are comprised largely of rental income, include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the initial term of the lease. Since our leases currently contain rental increases at specified intervals, straight-line basis accounting will require us to record as an asset, and include in revenues, unbilled rent that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

Purchase Price Allocation

          We record above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize the capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize the capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Since our strategy will to a large degree involve sale-leaseback transactions with newly originated leases at market rates, we do not expect the above-market and below-market in-place lease values to be significant for many of the transactions we will ultimately enter into.

          The total amount of other intangible assets acquired are further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

          Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which we expect to primarily range from six to eighteen months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

          We amortize the value of in-place leases to expense over the initial term of the respective leases, which we primarily expect to range from ten to twenty years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

35.

Investments in Real Estate

          We record investments in real estate at cost and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful life of 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

          We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

          We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS 144 requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of operations for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

          When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate.

Provision for Loan Losses

          Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans we have made based upon our evaluation of known and inherent risks associated with our private lending assets. We have only recently extended one mortgage loan and have not experienced any actual losses in connection with our lending investments. Management will reflect provisions for loan losses on a portfolio basis based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Actual losses, if any, could ultimately differ from these estimates.

Accounting for Derivative Financial Investments and Hedging Activities

          We will account for our derivative and hedging activities, if any, using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 149, which requires all derivative instruments to be carried at fair value on the balance sheet.

          Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate

36.

exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. As of December 31, 2003, we are not a party to any derivatives contract.

Income Taxes

          Our financial results generally do not reflect provisions for current or deferred income taxes. Management believes that we have and will operate in a manner that will allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders.

Stock Based Compensation

          We apply the intrinsic value method to account for the issuance of stock options under our 2003 Equity Incentive Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” where appropriate. In this regard, the substantial portion of these options were granted to individuals who are our officers and who qualify as leased employees under FIN 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Accordingly, because the grants were at exercise prices equal to the fair value of the stock at date of grant, we did not record any expense related to the issuance of these options under the intrinsic value method.

37.

Results of Operations

For the period from February 14, 2003 (inception) through December 31, 2003

Revenues

     For the period from inception through December 31, 2003 we earned $12,180 of rental revenue (representing nine days of rent) from our December 2003 acquisition of the commercial office building in Raleigh, North Carolina.

Expenses

     Operating expenses for the period from inception through December 31, 2003 were $557,148. Operating expenses mainly consist of the management advisory fee, insurance expense, directors’ fees, organizational costs and professional fees. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits as well as general overhead cost to our Adviser in accordance with the terms of the advisory agreement. For the period ended December 31, 2003, the aggregate management advisory fees were $317,188.

     We also incurred insurance expense of $111,240 for the period from inception through December 31, 2003 for directors and officers insurance, as well as general insurance. Directors fees of $35,667 were expensed for the period from inception through December 31, 2003, and professional fees (consisting of legal and accounting fees) of $39,511 were expensed for the period from inception through December 31, 2003. For the period from inception through December 31, 2003, we also incurred organization costs of $5,549 in connection with our incorporation. Depreciation and amortization expenses of $5,827 were recorded for the period from inception through December 31, 2003 resulting from the December 2003 acquisition. General and administrative expenses were $42,166 for the period from inception through December 31, 2003.

          Because we have only recently begun our operations, we do not believe that our current level of operating expenses is indicative of our operating expenses in the future. As we begin to expand our real estate investments, we expect our revenues and operating expenses to increase and that ultimately our management advisory fee will be approximately 2% of our invested assets.

Interest Income

          During the period from inception through December 31, 2003, we earned interest income on cash and cash equivalents of $304,097. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills, from August 18, 2003 through December 31, 2003. As we increase our real estate investment portfolio, we anticipate that the interest earned on cash and cash equivalents will decrease.

Net Loss

          For the period from inception through December 31, 2003, we incurred a net loss of $240,871. Based on the weighted average common shares outstanding of 3,229,119 (basic) and 3,257,420 (diluted) for the period from inception though December 31, 2003, the basic and diluted loss per common share was $0.07 for the period from inception through December 31, 2003.

Liquidity and Capital Resources

          At December 31, 2003, we had one real estate investment. At December 31, 2003, we had approximately $99.1 million in cash and cash equivalents available to make investments and fund our continuing operations. Those funds were predominantly raised though our initial public offering.

          After the completion of the fiscal year, we acquired a 54,018 square foot commercial office and warehouse building in Canton, Ohio for $3.65 million in cash (including transaction costs) and also extended one mortgage loan

38.

in the amount of $11.17 million. At March 9, 2004, we had invested approximately $20.6 million, or 19.6 percent, of the net proceeds from our initial public offering in real properties and mortgage loans. We anticipate that the remaining net proceeds will be sufficient to fund our real estate investments for the foreseeable future. However, once the net proceeds of our initial public offering have been substantially fully invested, we intend to acquire additional properties by borrowing all or a portion of the purchase price and securing the loan with a mortgage on some or all of our real property. If we were unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties securing their loans, which could cause us to lose part or all of our investments in such properties.

          Net cash used by operating activities during the period from inception through December 31, 2003 was $192,181, consisting primarily of the payment of the management advisory fee and the purchase of insurance policies.

          Cash used by investing activities during the period from inception through December 31, 2003 was $5.8 million, consisting primarily of the purchase of the Raleigh, North Carolina commercial office property in December 2003.

          Net cash provided by financing activities was approximately $105 million for the period from inception through December 31, 2003. These amounts consisted primarily of the net proceeds from the initial public offering (including $13.8 million that received in September 2003 in connection with the closing of the underwriters’ over-allotment option), partially offset by our subsequent payment of the direct costs associated with the offering.

          There were no contractual obligations or commitments at December 31, 2003.

39.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

40.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Auditors
Consolidated Balance Sheet as of December 31, 2003
Consolidated Statement of Operations for the period February 14, 2003 (inception) through December 31, 2003
Consolidated Statement of Stockholders’ Equity for the period February 14, 2003 (inception) through December 31, 2003
Consolidated Statement of Cash Flows for the period February 14, 2003 (inception) through December 31, 2003
Notes to Financial Statements
Schedule III - Real Estate and Accumulated Depreciation

41.

Report of Independent Auditors

To the Stockholders and Board of Directors
Of Gladstone Commercial Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Commercial Corporation at December 31, 2003 and the results of its operations and its cash flows for the period February 14, 2003 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, NY
February 27, 2004

42.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEET

December 31,
2003

ASSETS
Real estate, net	$5,436,153
Cash and cash equivalents	99,075,765
Prepaid assets	191,432
Lease intangibles, net of accumulated amortization of $1,208	358,020

Total Assets	$105,061,370

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Due to Adviser	$234,295
Accounts payable	—
Dividends payable	76,420

Total Liabilities	310,715

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 20,000,000 shares authorized, 7,642,000 and 52,000 shares issued and outstanding, respectively	7,642
Additional paid in capital	105,060,304
Distributions in excess of accumulated earnings	(76,420)
Retained deficit	(240,871)

Total Stockholders’ Equity	104,750,655

Total Liabilities and Stockholders’ Equity	$105,061,370

The accompanying notes are an integral part of these consolidated financial statements.

43.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Period
February 14, 2003
(Inception) to
December 31,
2003

OPERATING REVENUES:
Rental income	$12,180
OPERATING EXPENSES:
Management advisory fee	317,188
Insurance	111,240
Directors fees	35,667
Professional fees	39,511
Organizational costs	5,549
Depreciation and amortization	5,827
General and administrative	42,166

Total expenses from operations	557,148

Net loss from operations	(544,968)

INTEREST INCOME	304,097

NET LOSS	$(240,871)

Basic loss per share	$(0.07)

Diluted loss per share	$(0.07)

Weighted average shares outstanding — basic	3,229,119

Weighted average shares outstanding- diluted	3,257,420

The accompanying notes are an integral part of these consolidated financial statements.

44.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period February 14, 2003 (Inception) to December 31, 2003

					Distributions
	Shares of		Additional	Stock	In Excess of
	Common	Common	Paid in	Subscription	Accumulated	Retained
	Stock	Stock	Capital	Receivable	Earnings	Deficit	Total

Balance, February 14, 2003 Issuance of common shares	52,000	$52	$51,948	$(42,000)	$—	$—	$10,000
Payment of stock subscription receivable				42,000			42,000
Issuance of common shares in public offering (net of offering costs of $864,554)	7,590,000	7,590	105,008,356		—	—	105,015,946
Distributions declared($0.01 per share)					(76,420)		(76,420)
Net loss						(240,871)	(240,871)

Balance, December 31, 2003	7,642,000	$7,642	$105,060,304	$—	$(76,420)	$(240,871)	$104,750,655

The accompanying notes are an integral part of these consolidated financial statements.

45.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period February 14, 2003 (Inception) to December 31, 2003

Cash flows from operating activities:
Net loss	$(240,871)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,827
Increase in prepaid expenses	(191,432)
Increase in due to Adviser	234,295

Net cash used by operating activities	(192,181)

Cash flows from investing activities:
Real estate investment	(5,800,000)

Cash flows from financing activities:
Proceeds from share issuance, net	105,067,946

Net increase in cash and cash equivalents	99,075,765
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$99,075,765

The accompanying notes are an integral part of these consolidated financial statements

46.

GLADSTONE COMMERCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

1. Organization

     Gladstone Commercial Corporation, a Maryland corporation, (the “Company”) was formed on February 14, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning property net leased to creditworthy entities and mortgage loans to creditworthy entities. Subject to certain restrictions and limitations, the business of the Company will be managed by Gladstone Management Corporation (the “Adviser”).

     On February 15, 2003, the sole stockholder purchased 52,000 shares of common stock (the “Shares”) for $52,000 and was admitted as the initial stockholder of the Company.

     On August 18, 2003, the Company closed its initial public offering (the “Offering”) and sold 6,600,000 shares of its common stock and on September 17, 2003, the underwriters purchased an additional 990,000 shares of common stock, both sales at $15.00 per share less an underwriting discount of $1.05 per share and offering costs of $699,352 for total net proceeds to the Company of $105,015,946.

2. Summary of Significant Accounting Policies

     On May 28, 2003, the Company completed the formation of a subsidiary, Gladstone Commercial Limited Partnership (the “Operating Partnership”). The Company conducts substantially all of its operations through the Operating Partnership. As the Company currently owns all of the general and limited partnership interests of the Operating Partnership, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.

Investments in real estate

     The Company intends to use the net proceeds of the Offering to make investments in real estate. The Company records investments in real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset. The Company expenses costs of repairs and maintenance as incurred. The Company computes depreciation using the straight-line method over the estimated useful life of 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Total real estate depreciation expense was $4,619 for the period ended December 31, 2003.

     The Company accounts for its acquisitions of investments in real estate in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, which requires the fair value of the real estate acquired to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

     The Company allocates purchase price to the fair value of the tangible assets of an acquired property (which includes the land, building, and tenant improvements) to be determined by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets.

     Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values will be amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) are amortized as an increase to rental income

47.

over the initial term and any fixed-rate renewal periods in the respective leases. Since the Company’s strategy will to a large degree involve sale-leaseback transactions with newly originated leases at market rates, the above-market and below-market in-place lease values are not expected to be significant for many of the transactions the Company will ultimately enter into.

     The aggregate value of other intangible assets acquired are measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from six to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Total amortization expense was $1,208 for the period ended December 31, 2003.

     The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

     The value of in-place leases is amortized to expense over the initial term of the respective leases, which range from six to 20 years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense.

Impairment

     The Company periodically reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows.

Cash and cash equivalents

     The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at December 30, 2003 were held in the custody of one financial institution, and which balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

Organizational costs

     The Company expenses organizational costs (primarily filing fees and legal expenses) as incurred.

48.

Stock based compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) approved the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” The statement amended SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. Furthermore, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method and related effect on results of accounting for stock-based employee compensation, effective for fiscal year and interim periods beginning after December 15, 2002.

     The Company accounts for the issuance of stock options under our 2003 Equity Incentive plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employee.,” In this regard, these options have been granted to individuals who are our officers, and who would qualify as leased employees under FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

Income taxes

     The Company has and will operate in a manner that will allow it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, and accordingly will not be subject to Federal Income taxes on amounts distributed to stockholders (except income from foreclosure property), provided it distributes at least 90% of its real estate investment trust taxable income to its stockholders and meets certain other conditions.

     As the Company currently holds all of the ownership interests in the Operating Partnership, it is currently disregarded for income tax purposes. The Company intends that it will qualify as a partnership upon the admission of additional partners.

Revenue recognition

     Revenues, which are comprised largely of rental income, include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Since the Company’s lease currently contains rental increases at specified intervals, straight-line basis accounting requires the Company to record an asset, and include in revenues, unbilled rent that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Accordingly, the Company determines, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. The Company reviews unbilled rent receivable on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity.

     The lease discussed in Note 3 requires the tenant to pay substantially all of the property’s operating expenses. These expenses are not included in the accompanying statement of operations, including approximately $45,000 in property taxes that the Company would be required to pay if the tenant fails to pay them.

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

Comprehensive Income

     The Company has no components of comprehensive income, as defined by SFAS No. 130, “Reporting Comprehensive Income,” other than net loss.

Segment information

     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in determining how to allocate resources and in assessing performance. Company management is the chief decision making group.

49.

     As of December 31, 2003, all of our operations are derived from one operating segment. This segment purchases real estate (land, buildings and other improvements) which are simultaneously leased to existing users. The ownership of real estate interests and the operations are conducted by the Company’s Operating Partnership. As discussed in Note 10, the Company has extended a mortgage loan and will therefore have a second operating segment which extends mortgage loans and collects principal and interest payments.

New Accounting Pronouncements

  SFAS 149

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on the Company’s consolidated financial statements.

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

  FIN 45

     In November 2002, the FASB published Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee and also discusses additional disclosures to be made in the interim and annual financial statements of the guarantor regarding obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 on September 1, 2003. The adoption did not have an impact on the Company’s consolidated financial statements at December 31, 2003.

FIN 46

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This standard clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. In December 2003, the FASB issued FIN 46-6, which deferred the implementation until the first quarter of 2004 for entities created prior to January 31, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s consolidated financial statements.

50.

3. Management Advisory Fee

     The Company has entered into an agreement with the Company’s Adviser in which the Adviser will be responsible for managing the Company on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with the Company’s criteria. In exchange for such services, the Company will reimburse the Adviser for certain expenses. The Company will reimburse the Adviser for its pro-rata share of the payroll and related benefit expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to Company matters. The Company will also reimburse the Adviser for general overhead expenses multiplied by the ratio of hours worked by Adviser employees on Company matters to the total hours worked by Adviser employees. For the period from inception through December 31, 2003, the Company has incurred $317,188 in management advisory fees, of which $234,295 was unpaid at December 31, 2003.

4. Stock Options

     In December 2002, the FASB approved the issuance of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” The statement amended SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. Furthermore, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method and related effect on results of accounting for stock-based employee compensation, effective for fiscal year and interim periods beginning after December 15, 2002.

     Effective June 10, 2003, the Company adopted the 2003 Equity Incentive Plan (the 2003 Plan). The Company has authorized 759,000 shares of common stock for issuance to employees and directors. To date the Company has issued options to purchase 629,000 shares. The 2003 Plan also permits the granting of restricted stock. Options granted under the 2003 Plan may be exercised for a period of no more than ten years from the date of grant. Unless sooner terminated by the Company’s Board of Directors, the 2003 Plan will terminate on June 9, 2013, and no additional awards may be made under the 2003 Plan after that date. Only employees of the Company and its Adviser are eligible to receive incentive stock options and both employees and non-employee directors as well as certain consultants are eligible to receive nonstatutory stock options under the 2003 Plan.

     Options granted under the 2003 Plan may either be incentive or nonstatutory stock options. The option exercise price is equal to the market price on the date of the grant. A portion of the options granted during the period February 14, 2003 (inception) through December 31, 2003 vest as follows: one half of the number of shares issuable upon exercise of the option vested immediately on the grant date and the remaining shares vest on the date that is one year after the grant date. The remaining options granted during the period ended December 31, 2003 vest two years after the grant date.

51.

     The following tables summarizes the Company’s operating results as if the Company elected to account for its stock-based compensation under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the period from February 14, 2003 (inception) to December 31, 2003:

February 14,
2003
(Inception) to
December 31,
2003

Net Loss, as reported	$(240,871)
Less: Stock-based compensation expense determined under the fair value based method	(162,117)

Net Loss, pro-forma	$(402,988)

Basic, as reported	$(0.07)
Basic, pro-forma	$(0.12)
Diluted, as reported	$(0.07)
Diluted, pro-forma	$(0.12)

     For options granted during the period ended December 31, 2003, the Company estimated a weighted-average fair value of $2.09 using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 3.1%, risk-free interest rate of 2.24%, expected volatility factor of 0.1839, and expected lives of three years.

     A summary of the status of the Company’s 2003 Plan for the period from inception through December 31, 2003 is as follows:

		Weighted Average
	Shares	Exercise Price

Options outstanding at February 14, 2003	—
Granted	629,000	$15.00
Exercised	—	—

Options outstanding at December 31, 2003, of which 629,000 shares were exercisable	629,000	$15.00

     During the period ended December 31, 2003, the Company had 629,000 stock options outstanding, ranging from $15 to $16.53 for the exercise price. The weighted average remaining contractual life of these options at December 31, 2003 was 9.59 years.

52.

5. Earnings Per Common Share

     The following table sets forth the computation of basic and diluted loss per common share for the period from February 14, 2003 (inception) through December 31, 2003:

February 14,
2003
(Inception) to
December 31,
2003

Net Loss	$(240,871)
Denominator for basic weighted average shares	3,229,119
Dilutive potential shares from stock options	28,301

Denominator for diluted weighted average shares	$3,257,420

Basic loss per common share	$(0.07)

Diluted loss per common share	$(0.07)

6. Real Estate and Lease Intangibles

     The following table sets forth the real estate holdings at December 31, 2003

Real estate:
Land	$960,000
Building	3,740,996
Tenant improvements	739,776
Accumulated depreciation	(4,619)

Real estate, net	$5,436,153

     On December 23, 2003 the Company acquired a 58,926 square foot commercial office building in Raleigh, North Carolina. The property was acquired for $5.8 million including transaction costs and was funded using a portion of the proceeds from the Company’s initial public offering during the period ended. The property is leased to a single tenant. The lease has a remaining term of six years. In connection with this acquisition, the Company recorded lease intangibles in the amount of $359,228 related to the avoided costs to lease the property and obtain the current lease. These intangibles will be amortized over the remaining lease term.

     Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at December 31, 2003 are approximately as follows:

Year	Rental Payments
2004	$513,519
2005	528,924
2006	544,792
2007	561,136
2008	577,969
Thereafter	950,485

     At December 31, 2003, the Company had one tenant located in Raleigh, North Carolina who accounted for all of the rent revenue recorded for the period ended. This lease expires in 2010 and contains one renewal option for five years.

53.

     The Company prepared its pro forma condensed consolidated financial information presented below as if its 2003 property acquisition had occurred on February 14, 2003 (inception). The pro forma financial information is unaudited and is not necessarily indicative of the results that actually would have occurred if this acquisition had occurred on February 14, 2003, nor does it intend to indicate the Company’s results of operations for future periods.

Revenues	$339,263

Net income	$53,486

Earnings per share - basic	$0.02

Earnings per share - diluted	$0.02

Weighted average share outstanding - basic	3,229,119

Weighted average share outstanding - diluted	3,257,420

7. Dividends Declared per Share

     During the period from February 14, 2003 (inception) to December 31, 2003, the Company declared a $0.01 per common share dividend to stockholders of record on December 31, 2003 and payable on January 15, 2004.

54.

8. Quarterly Financial Information (UNAUDITED)

Summarized quarterly data for the period February 14, 2003 (inception) through December 31, 2003.

	March 31,	June 30,	September 30, (1)	December 31,
Loss from operations	$(10,549)	$(105)	$(195,740)	$(338,574)
Net loss	$(10,549)	$(105)	$(104,208)	$(126,009)
Basic loss per share	$(0.20)	$—	$(0.03)	$(0.02)
Diluted loss per share	$(0.20)	$—	$(0.03)	$(0.02)
Weighted average number of shares -basic	52,000	52,000	3,547,297	7,642,000
Weighted average number of shares -diluted	52,000	52,000	3,547,297	7,674,455

(1) The Company completed the offering described in Note 1 during the quarter ended September 30, 2003.

9. Subsequent Events

     On January 30, 2004, the Company purchased a 54,018 square feet commercial office and warehouse space in Canton, Ohio for $3.65 million and entered into a 10 year triple net lease with Graphic Enterprises, Inc.

     On February 18, 2004, the Company extended a promissory mortgage note in the amount of $11,170,000 to Mayco Property Holdings LLC secured by property in Sterling Heights, Michigan. The loan was issued from the proceeds from the Company’s initial public offering in 2003. The note accrues interest at the greater of 10% per annum or the one month LIBOR rate plus 400 basis points per annum; and is for a period of 10 years maturing on February 18, 2014.

55.

Schedule III - Real Estate and Accumulated Depreciation
Gladstone Commercial Corporation
December 31, 2003

					Accumulated
	Gross Amounts at December 31, 2003				Depreciation
					Building &
			Building &	Total	Improvements	Date	Depreciation
Property	Encumbrances	Land	Improvements	(1)(2)	(3)	Acquired	Life

Raleigh, NC:
208 S. Rogers Lane	$0	$960,000	$4,480,772	$5,440,772	$4,619	12/23/2003	39 years

56.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

          As of December 31, 2003, our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective in timely alerting management of material information required to be included in our periodic Securities and Exchange Commission filings. However, while evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          There were no changes in internal controls for the period ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

57.

PART III

          We will file a definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2004 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant

          The information required by Item 10 is hereby incorporated by reference from our 2004 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

          The information required by Item 11 is hereby incorporated by reference from our 2004 Proxy Statement under the caption “Compensation of Directors and Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by Item 12 is hereby incorporated by reference from our 2004 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

          The information required by Item 13 is hereby incorporated by reference from our 2004 Proxy Statement under the caption “Certain Transactions.”

Item 14. Principal Accountant Fees and Services.

          The information required by Item 14 is hereby incorporated by reference from our 2004 Proxy Statement under the caption “Audit Fees.”

58.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

Report of Independent Auditors
Consolidated Balance Sheet as of December 31, 2003
Consolidated Statement of Operations for the period February 14, 2003 (inception) through December 31, 2003
Consolidated Statement of Stockholders’ Equity for the period February 14, 2003 (inception) through December 31, 2003
Consolidated Statement of Cash Flows for the period February 14, 2003 (inception) through December 31, 2003
Notes to Financial Statements

2.	Financial statement schedules

Schedule III — Real Estate and Accumulated Depreciation is filed herewith. All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements are notes thereto.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Index

Exhibit	Description of Document

3.1†	Amended and Restated Articles of Incorporation, incorporated by reference to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2†	Bylaws, incorporated by reference to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

10.1†	Amended and Restated Advisory Agreement between Gladstone Commercial Corporation and Gladstone Management Corporation, dated August 7, 2003, incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

10.2†	2003 Equity Incentive Plan, as amended, incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-106024), filed July 22, 2003.

10.3†	Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated July 17, 2003, incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-106024), filed July 22, 2003.

11	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

21	Subsidiaries of Gladstone Commercial Corporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

59.

† Previously filed and incorporated by reference.

b.	Reports on Form 8-K

     On November 12, 2003, we furnished to the Securities and Exchange Commission under Item 12 of Form 8-K our press release, dated November 10, 2003, announcing our results of operations for the third fiscal quarter of 2003. In accordance with the regulations of the Securities and Exchange Commission, this report was deemed to be furnished to, rather than filed with, the Securities and Exchange Commission.

60.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation

Date: March 9, 2004	By:	/s/ Harry Brill

Harry Brill
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 9, 2004	By:	/s/ David Gladstone

David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: March 9, 2004	By:	/s/ Terry Lee Brubaker

Terry Lee Brubaker President, Chief Operating Officer and Director

Date: March 9, 2004	By:	/s/ Harry Brill

Harry Brill Chief Financial Officer (principal financial and accounting officer)

Date: March 9, 2004	By:	/s/ David A.R. Dullum

David A.R. Dullum Director

Date: March 9, 2004	By:	/s/ Anthony W. Parker

Anthony W. Parker Director

Date: March 9, 2004	By:	/s/ Michela A. English

Michela A. English Director

Date: March 9, 2004	By:	/s/ Paul Adelgren

Paul Adelgren Director

Date: March 9, 2004	By:	/s/ Maurice Coulon

Maurice Coulon Director

Date: March 9, 2004	By:	/s/ John Outland

John Outland Director

61.