Form 10-Q
period 2004-03-31
GLADSTONE COMMERCIAL CORP
filed 2004-05-10
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 7, 2004 was 7,642,000.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1 Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003
Consolidated Statement of Operations for the three months ended March 31, 2004 and for the period from February 14, 2003 (inception) through March 31, 2003
Consolidated Statement of Cash Flows for the three months ended March 31,2004 and for the period from February 14, 2003 (inception) through March 31, 2003
Notes to Financial Statements
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
Item 6 Exhibits and Reports on Form 8-K
Signatures

PART I — FINANCIAL INFORMATION

Gladstone Commercial Corporation

Item 1 — Consolidated Financial Statements

(Unaudited)

March 31, 2004

CONTENTS

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Cash Flows

Notes to Financial Statements

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Real estate, net	$9,020,410	$5,436,153
Mortgage note receivable	11,170,000	—
Cash and cash equivalents	84,667,117	99,075,765
Restricted deposit	205,508	—
Interest receivable — mortgage note	68,261	—
Deferred rent receivable	13,764	—
Prepaid expenses	150,812	191,432
Other assets	18,266	—
Lease intangibles, net of accumulated amortization of $14,795 and $1,208, respectively	344,433	358,020

Total Assets	105,658,571	105,061,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Due to Adviser	$590,410	234,295
Accounts payable	24,161	—
Dividends payable	917,040	76,420
Accrued expenses	78,105	—
Restricted deposits	205,508	—
Rent received in advance and security deposits	210,767	—

Total Liabilities	2,025,991	310,715

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 20,000,000 shares authorized, 7,642,000 shares issued and outstanding	7,642	7,642
Additional paid in capital	105,052,574	105,060,304
Distributions in excess of accumulated earnings	(1,427,636)	(317,291)

Total Stockholders’ Equity	103,632,580	104,750,655

Total Liabilities and Stockholders’ Equity	$105,658,571	$105,061,370

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		For the period
		February 14, 2003
	For the three	(inception)
	months ended	through
	March 31, 2004	March 31, 2003
OPERATING REVENUES:
Rental income	$197,773	$—
Interest income — mortgage	133,419	—

Total operating revenues	331,192	—

OPERATING EXPENSES:
Management advisory fee	229,416	—
Depreciation and amortization	79,330	—
General and administrative	388,213	10,549

Total operating expenses	696,959	10,549

Net loss from operations	(365,767)	(10,549)

INTEREST INCOME — temporary investments	172,462	—

NET LOSS	$(193,305)	$(10,549)

Basic loss per weighted average common share	$(0.03)	$(0.20)

Diluted loss per weighted average common share	$(0.03)	$(0.20)

Basic — weighted average shares outstanding	7,642,000	52,000

Diluted — weighted average shares outstanding	7,642,000	52,000

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period
		February 14, 2003
	For the Three	(inception)
	Months Ended	through
	March 31,	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(193,305)	$(10,549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	79,330	—
Changes in assets and liabilities:
Increase in mortgage interest receivable	(68,261)	—
Decrease in prepaid expenses	40,620	—
Increase in other assets	(18,266)	—
Increase in deferred rent receivable	(13,764)	—
Increase in accounts payable	24,161	10,549
Increase in due to Adviser	356,115	—
Increase in accrued expenses	78,105	—
Increase in rent received in advance and security deposits	210,767	—

Net cash provided by (used in) operating activities	495,502	—

Cash flows from investing activities:
Real estate investment	(3,650,000)	—
Mortgage loan	(11,170,000)	—

Net cash used in investing activities	(14,820,000)	—

Cash flows from financing activities:
Proceeds from share issuance	—	10,000
Offering costs	(7,730)	—
Dividends paid	(76,420)	—

Net cash (used in) provided by financing activities	(84,150)	10,000

Net (decrease) increase in cash and cash equivalents	(14,408,648)	10,000
Cash and cash equivalents, beginning of period	99,075,765	—

Cash and cash equivalents, end of period	$84,667,117	$10,000

The accompanying notes are an integral part of these consolidated financial statements

GLADSTONE COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     Gladstone Commercial Corporation, a Maryland corporation, (the “Company”) was incorporated on February 14, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning property net leased to creditworthy entities and mortgage loans to creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Gladstone Management Corporation (the “Adviser”).

     On February 15, 2003, the Company’s initial stockholder purchased 52,000 shares of common stock (the “Shares”) for $52,000 and was admitted as the initial stockholder of the Company.

     On August 18, 2003, the Company closed its initial public offering (the “Offering”) and sold 6,600,000 shares of its common stock and on September 17, 2003, the underwriters purchased an additional 990,000 shares of common stock, both sales at $15.00 per share less an underwriting discount of $1.05 per share, offering costs were $699,352 for total net proceeds to the Company of $105,015,946.

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

Investments in real estate

     The Company records investments in real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset. The Company expenses costs of repairs and maintenance as incurred. The Company computes depreciation using the straight-line method over the estimated useful life of 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Total real estate depreciation expense was $65,743 for the three months ended March 31, 2004.

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

     Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values will be amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Since the Company’s strategy to a large degree involves sale-leaseback transactions with newly originated leases at market rates, the above-market and below-market in-place lease values are not significant for many of the transactions the Company will ultimately enter into.

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

     The value of in-place leases is amortized to expense over the initial term of the respective leases, which range from six to 20 years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense was $13,587 for the three months ended March 31, 2004.

Impairment

     The Company periodically reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at March 31, 2004.

Cash and cash equivalents

     The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at March 31, 2004 were held in the custody of one financial institution, and which balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

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

     The Company accounts for the issuance of stock options under its 2003 Equity Incentive plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In this regard, these options have been granted to individuals who are the Company’s officers, and who would qualify as leased employees under FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

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

Revenue recognition

     Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Since one of the Company’s leases currently contains rental increases at specified intervals, straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet represents the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity.

     Management considers its loans and other lending investments to be held-for-investment. The Company reflects held-for-investment investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as yield adjustment. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis. Prepayment penalties or yield maintenance payments from borrowers are recognized as additional income when received.

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

     As of March 31, 2004, the Company’s operations are derived from two operating segments. One segment purchases real estate (land, buildings and other improvements) which are simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments.

	Three Months Ended March 31, 2004
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Revenue	$197,773	$133,419	$—	$331,192
Expenses	79,330	—	617,629	696,959
Income (loss) from operations	118,443	133,419	(617,629)	(365,767)
Other income	—	—	172,462	172,462

Net income (loss)	118,443	133,419	(445,167)	(193,305)

Assets	$9,378,607	$11,443,769	$84,836,195	$105,658,571

3. Management Advisory Fee

     The Company has entered into an agreement with the Company’s Adviser in which the Adviser will be responsible for managing the Company on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with the Company’s criteria. In exchange for such services, the Company will reimburse the Adviser for certain expenses. The Company will reimburse the Adviser for its pro-rata share of the payroll and related benefit expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to Company matters. The Company will also reimburse the Adviser for general overhead expenses multiplied by the ratio of hours worked by

Adviser employees on Company matters to the total hours worked by Adviser employees. For the three months ended March 31, 2004, the Company has incurred approximately $229,000 in management advisory fees. Approximately $464,000 (which includes prior fiscal year accruals) was unpaid at March 31, 2004.

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

The following tables summarizes the Company’s operating results as if the Company elected to account for its stock-based compensation under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three months ended March 31, 2004:

Three months
ended
March 31,
2004
Net Loss, as reported	$(193,305)
Less: Stock-based compensation expense determined under the fair value based method	$(111,433)
Net Loss, pro-forma	$(304,738)
Basic, as reported	$(0.03)
Basic, pro-forma	$(0.04)
Diluted, as reported	$(0.03)
Diluted, pro-forma	$(0.04)

The stock-based compensation expense under the fair value method, as reported in the above table, was computed using an estimated weighted average fair value of $4.89 using the Black-Scholes option-pricing model and the following assumptions: dividend yield of five percent, risk-free interest rate of 1.94%, expected volatility factor of 18.39%, and expected lives of three years.

There were no stock options outstanding during the period February 14, 2003 (inception) through March 31, 2003.

At March 31, 2004, 679,000 options were outstanding with exercise prices ranging from $15 to $16.85 with terms of ten years.

5. Earnings Per Common Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2004:

		For the period
		February 14,
	Three months ended	2003 (inception)
	March 31,	through
	2004	March 31, 2003
Net Loss	$(193,305)	$(10,549)
Denominator for basic weighted average shares	7,642,000	52,000
Dilutive effect of stock options	—	—
Denominator for diluted weighted average shares	7,642,000	52,000
Basic loss per common share	$(0.03)	$(0.20)
Diluted loss per common share	$(0.03)	$(0.20)

     Due to the Company’s net loss, the incremental shares, related to stock options, have an anti-dilutive effect for the three months ended March 31, 2004 and as a result diluted loss per average common share is equal to the basic loss per average common share.

6. Real Estate

     The following table sets forth the Company’s real estate holdings at March 31, 2004:

Real estate:
Land	$1,385,000
Building	6,965,996
Tenant improvements	739,776
Accumulated depreciation	(70,362)

Real estate, net	$9,020,410

     On December 23, 2003 the Company acquired a 58,926 square foot commercial office building in Raleigh, North Carolina. The property was acquired for $5.8 million including transaction costs and was funded using a portion of the net proceeds from the Company’s initial public offering. The property is leased to a single tenant. The lease has a remaining term of six years. In connection with this acquisition, the Company recorded lease intangibles in the amount of $359,228 related to the avoided costs to lease the property and obtain the current lease. These intangibles will be amortized over the remaining lease term.

     On January 30, 2004, the Company acquired a 54,018 square foot commercial office and warehouse space building in Canton, Ohio for $3.65 million including transaction costs and was funded using a portion of the net proceeds from the Company’s initial public offering. The Company, upon acquisition of the property, extended a ten year triple net lease with the sole tenant. The monthly lease payments are the greater of LIBOR based plus 600 basis points or 9.25% multiplied by the purchase price.

     Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at March 31, 2004 are as follows:

Year	Rental Payments
2004	598,921
2005	866,549
2006	882,417
2007	898,761
2008	915,595
Thereafter	2,666,746

In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however the Company would be required to pay property taxes on the respective property in the event the tenant fails to pay them.

7. Mortgage Note Receivable

     On February 18, 2004, the Company extended a promissory mortgage note in the amount of $11,170,000 collateralized by property in Sterling Heights, Michigan. The note was issued from a portion of the net proceeds of the Company’s initial public offering. The note accrues interest at the greater of 10% per annum or the one month LIBOR rate plus 400 basis points per annum, and is for a period of 10 years maturing on February 18, 2014.

8. Dividends Declared per Share

     During the three months ended March 31, 2004, the Company declared a $0.12 per common share dividend to stockholders of record on March 31, 2004 which is payable on April 15, 2004.

9. Subsequent Event

     On April 29, 2004, the Company purchased an 83,891 square foot commercial office and laboratory space in Akron, Ohio for $9.3 million. The purchase was funded using a portion of the proceeds of the Company’s initial public offering. The property is currently leased to two tenants under separate triple net leases, one of which occupies 79% of the property and has a remaining term of twelve years and the other of which occupies 21% of the property and has a remaining term of five years. The leases will provide approximately $649,000 of base rents during fiscal year 2004 with prescribed escalations thereafter.

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

Overview

     We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. We expect that a large portion of our tenants and borrowers will be small and medium-sized businesses that have significant buyout fund ownership and will be well capitalized, with equity constituting between 20% and 40% of their permanent capital. We expect that other tenants and borrowers will be family-owned businesses that have built significant equity from paying down the mortgage loans securing their real estate or through the appreciation in the value of their real estate. We will seek to enter into triple net leases having terms of approximately 15 years, with rent increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At March 31, 2004, we owned two properties and had one mortgage loan. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or mortgage financing in an effort to build our portfolio.

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

     Gladstone Management Corporation, a registered investment adviser and an affiliate of ours, serves as our external adviser (our “Adviser”). Our Adviser is responsible for managing our business on a day-to-day basis and for identifying and making acquisitions and dispositions that it believes meet our investment criteria.

Recent Events

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

     On January 30, 2004, we acquired a 54,018 square foot commercial office and warehouse building in Canton, Ohio. The $3.65 million acquisition cost for the building (including transaction costs) was funded using proceeds of our initial public offering. This building has been leased to one tenant under a 10 year triple net lease. The monthly lease payments are the greater of LIBOR based plus 600 basis points or 9.25% multiplied by the purchase price.

     On February 18, 2004, we extended a mortgage loan in the amount of $11.17 million for the purchase of a commercial property in Sterling Heights, Michigan. The loan was funded using proceeds from our initial public offering. This 10 year mortgage loan, collateralized by the Sterling Heights property, accrues interest at the greater of 10% per annum or the one month LIBOR rate plus four percent per annum.

     On April 29, 2004, we purchased an 83,891 square foot commercial office and laboratory space in Akron, Ohio for $9.3 million. The purchase was funded using a portion of the proceeds of our initial public offering. The property is currently leased to two tenants under separate triple net leases, one of which occupies 79% of the property and has a remaining term of twelve years, and the second of which occupies 21% of the property and has a remaining term of five years.

Expenses

     Our Adviser currently has an expense sharing arrangement with Gladstone Capital Advisers, a wholly-owned subsidiary of our affiliate Gladstone Capital Corporation, through which our entire workforce is employed. Under that relationship, our Adviser reimburses Gladstone Capital Advisers for a portion of Gladstone Capital Advisers’ total payroll and benefits expenses (based on the percentage of total hours worked by Gladstone Capital Advisers’ employees on our matters on an employee-by-employee basis) and a portion of Gladstone Capital Advisers’ total overhead expense (based on the percentage of total hours worked by all Gladstone Capital Advisers’ employees on our matters). In turn, subject to the terms and conditions of our advisory agreement, Gladstone Management passes these charges on to us.

     During the three months ended March 31, 2004, payroll and benefits expenses were approximately $165,000. The actual amount of payroll and benefits expenses which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2004 this amount will be approximately $425,000. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe will be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement of our Adviser for our share of its payroll and benefits expenses could be materially greater that we currently project.

     During the three months ended March 31, 2004, the amount of overhead expenses that we reimbursed our Adviser was approximately $64,000. The actual amount of overhead expenses for which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2004 this amount will be approximately $275,000.

     Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include expenses incurred in connection with our organization and initial public offering, legal, accounting, tax preparation, consulting and related fees. During the three months ended March 31, 2004, the total amount of these expenses that we incurred was approximately $388,000.

     In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the three months ended March 31, 2004, we passed all such fees along to our tenants, and accordingly we did not incur any such fees during this time. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.

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

Revenue Recognition

     Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the initial term of the lease. Since one of the Company’s leases currently contains rental increases at specified intervals, straight-line basis accounting will require us to record as an asset, and include in revenues, deferred rent receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet represents the cumulative difference between rental revenue as recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, our management must determine, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

     Management considers its loans and other lending investments to be held-for-investment. We reflect held-for-investment investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. On occasion, we may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as yield adjustment. If loans with premiums, discounts, loan origination or exit fees are prepaid, we immediately recognize the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis. Prepayment penalties or yield maintenance payments from borrowers are recognized as additional income when received.

Purchase Price Allocation

     We record above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize the capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize the capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Since our strategy to a large degree involves sale-leaseback transactions with newly originated leases at market rates, the above-market and below-market in-place lease values are not significant.

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

     Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. As of March 31, 2004, we were not a party to any separate derivatives contract. Certain of our leases and loans contain embedded derivatives which do not require separate accounting.

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

Results of Operations

For the three months ended March 31, 2004

Revenues

     For the three months ended March 31, 2004, we earned $197,773 of rental revenue, representing three months of rent from our Raleigh, North Carolina property and two months of rent from our Canton, Ohio property, which was acquired January 2004.

     We recorded interest income of $133,149 for the three months ended March 31, 2004, which represents approximately two months of interest income on the mortgage loan that we extended in February 2004 for the purchase of a Sterling Heights, Michigan commercial property.

Expenses

     Operating expenses for the three months ended March 31, 2004 were $696,959. Operating expenses mainly consist of the management advisory fee, depreciation and amortization, and general and administrative expenses. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits as well as general overhead cost to our Adviser in accordance with the terms of the advisory agreement. For the three months ended March 31, 2004, the aggregate management advisory fees were $229,416.

     Depreciation and amortization expenses of $79,330 were recorded for the three months ended March 31, 2004. General and administrative expenses were $388,213 for the three months ended March 31, 2004 and consisted mainly of incurred insurance expense for directors and officers insurance, as well as general insurance, directors fees, professional fees (consisting of legal and accounting fees), and also stockholder-related expenses such as the printing of our 2003 annual report.

     Because we have only recently begun our operations, we do not believe that our current level of operating expenses is indicative of our operating expenses in the future. As we begin to expand our real estate investments, we expect our revenues and operating expenses to increase and that ultimately our management advisory fee will be approximately 2% of our invested assets.

Interest Income

     During the three months ended March 31, 2004, we earned interest income on cash and cash equivalents of $172,462. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills. As we increase our real estate investment portfolio, we anticipate that the interest earned on cash and cash equivalents will decrease.

Net Loss

     For the three months ended March 31, 2004, we incurred a net loss of $193,305. Based on the basic and diluted weighted average common shares outstanding of 7,642,000 for the three months ended March 31, 2004, the basic and diluted loss per common share was $0.03 for the three months ended March 31, 2004.

Liquidity and Capital Resources

     At March 31, 2004, we had two real estate investments and one mortgage note outstanding. At March 31, 2004, we had approximately $84.7 million in cash and cash equivalents available to make investments and fund our continuing operations. Those funds were predominantly raised though our initial public offering in 2003.

     During the three months ended March 31, 2004, we acquired a 54,018 square foot commercial office and warehouse building in Canton, Ohio for $3.65 million in cash (including transaction costs) and also extended one mortgage loan in the amount of approximately $11.2 million.

     On April 29, 2004, we purchased an 83,891 square foot commercial office and laboratory space in Akron, Ohio for $9.3 million.

     As of May 5, 2004, we have invested approximately $30 million, or 28.5 percent, of the net proceeds from our initial public offering in real properties and mortgage loans. Investments in three real properties account for approximately $18.8 million of the currently invested net proceeds, and an investment in one mortgage loan accounts for approximately $11.2 million of the currently invested net proceeds. We anticipate that the remaining net proceeds will be sufficient to fund our real estate investments for the foreseeable future. However, once the net proceeds of our initial public offering have been substantially fully invested, we intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with a mortgage on some or all of our real property. If we were unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We also may issue additional equity securities in the future to finance future investment although there can be no assurance that we would be able to do so on favorable terms if at all.

     Net cash provided by operating activities during the three months ended March 31, 2004 was $495,502, consisting primarily of an increase in the amount due to Adviser, increases in rent received in advance and security deposits and an increase in accrued expenses and other liabilities. Net cashed used by operating activities was $42,000 for the period from inception through March 31, 2003 and consisted primarily of costs associated with our formation.

     Cash used by investing activities during the three months ended March 31, 2004 was $14.8 million, and consisted primarily of our purchase of the Canton, Ohio commercial office and warehouse property in January 2004 and our extension of a mortgage loan of approximately $11.2 million in February 2004.

     Net cash used in financing activities for the three months ended March 31, 2004 was $84,150 for the three months ended March 31, 2004. These amounts consisted primarily of the dividend payments to our stockholders of $76,420 and of $7,730 in costs associated with our initial public offering. Net cash provided by financing activities was $52,000 for the period from inception through March 31, 2003 and consisted of the proceeds from the initial issuance of common stock to our founder in connection with our formation.

     There were no contractual obligations or commitments at March 31, 2004.

Funds from Operations

     The National Association of Real Estate Investment Trusts (NAREIT) developed Funds from Operations, (“FFO”), as a relative non-GAAP (Generally Accepted Accounting Principles in the United States) financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

     FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income (loss)) and should not be considered an alternative to net income (loss) as an indication of our performance or to cash flow from operations as a measure of liquidity or ability to make distributions. Comparison of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

     Diluted funds from operations per share (“Diluted FFO per share”) is FFO divided by weighted average common shares outstanding on a diluted basis during a period. We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share (“EPS”) in evaluating net income available to common shareholders. In addition, since most REITs provide Diluted FFO per share information to the investment community, we believe Diluted FFO per share is a useful supplemental measure for comparing us to other REITs. We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

     The following table provides a reconciliation of our FFO for the three months ended March 31, 2004 to the most directly comparable GAAP measure, net income (loss) and a computation of diluted FFO per weighted average common share to diluted net income (loss) per weighted average common share.

Three Months
Ended
March 31, 2004
Net loss	$(193,305)
Real estate depreciation and amortization	79,330

Funds from operations	$(113,975)

Diluted weighted average shares outstanding	7,642,000

Diluted net loss per weighted average common share	$(0.03)

Diluted funds from operations per weighted average common share	$(0.01)

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

Item 4. Controls and Procedures

     As of March 31, 2004, our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective in timely alerting management of material information about the Company required to be included in our periodic Securities and Exchange Commission filings. However, while evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     There were no changes in internal controls for the period ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor any of our subsidiaries are currently subject to any material legal proceedings nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 2. Changes in Securities and Use of Proceeds

As of March 31, 2004, we had invested approximately $20.7 million of the net proceeds from our initial public offering in two real properties and one mortgage loan. As of March 31, 2004, we have used approximately $688,000 in our operating activities, of which approximately $83,000 has been paid to our Adviser (which is an affiliate of ours) in partial payment of amounts owed under our advisory agreement. As of March 31, 2004, substantially all of the remaining net proceeds from our initial public offering were invested in short-term, investment grade, interest-bearing instruments.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
See Exhibit Index.

(b) Reports on Form 8-K:

On January 16, 2004, we filed with the Securities and Exchange Commission (“SEC”) a report on Form 8-K under Item 2 reporting our acquisition of a commercial office building located in Raleigh, North Carolina. We filed the required financial statements and pro forma financial information regarding this acquisition to the SEC under Item 7 of Form 8-K/A on March 8, 2004.

On March 4, 2004, we filed with the SEC a report on Form 8-K under Item 2 reporting our acquisition of a commercial office building located in Canton, Ohio.

On March 8, 2004, we filed with the SEC a report on Form 8-K under Item 2 reporting our extension of a mortgage note on February 18, 2004 to Mayco Property Holdings LLC.

On March 11, 2004, we furnished to the SEC under Item 12 of Form 8-K our press release, dated March 10, 2004, announcing our results of operations for the period from February 14,2 003 (inception) through December 31, 2003. In accordance with the regulations of the SEC, this report was deemed to be furnished to, rather than filed with, the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE COMMERCIAL CORPORATION
By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer

Date:	May 10, 2004

Exhibit Index

Exhibit	Description of Document
3.1†	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to the Registration Statement on Form S-11 (File No. 333-106024), file June 11, 2003

3.2†	Bylaws of the Registrant, incorporated by reference to the Registrant, incorporated by reference to the Registration Statement on Form S-11 (File No. 333-106024), file June 11, 2003

11	Computation of earnings (loss) per common share (included in the notes to the unaudited financial statements contained in this report.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

† Previously filed.