Form 10-Q
period 2004-06-30
GLADSTONE COMMERCIAL CORP
filed 2004-08-04
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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
Yes ☐ No☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 4, 2004 was 7,642,000.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003
Consolidated Statement of Operations for the three and six months ended June 30, 2004 and the three months ended June 30, 2003 and for the period February 14, 2003 (inception) through June 30, 2003
Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and for the period February 14, 2003 (inception) through June 30, 2003
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
Signatures

PART I – FINANCIAL INFORMATION

Gladstone Commercial Corporation

Item 1 - Consolidated Financial Statements

(Unaudited)

June 30, 2004

CONTENTS

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Cash Flows

Notes to Financial Statements

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Real estate, net	$26,863,418	$5,436,153
Mortgage note receivable	11,150,787	—
Cash and cash equivalents	65,016,018	99,075,765
Funds held in escrow	187,234	—
Interest receivable – mortgage note	61,950	—
Deferred rent receivable	41,535	—
Prepaid expenses	68,932	191,432
Other assets	25,000	—
Lease intangibles, net of accumulated amortization of $38,979 and $1,208, respectively	989,831	358,020

TOTAL ASSETS	$104,404,705	$105,061,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Due to Adviser	$103,210	$234,295
Accounts payable	41,594	—
Dividends payable	917,040	76,420
Accrued expenses	14,220	—
Rent received in advance, security deposits and funds held in escrow	480,826	—

Total Liabilities	$1,556,890	$310,715

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 20,000,000 shares authorized and 7,642,000 shares issued and outstanding	$7,642	$7,642
Additional paid in capital	105,052,573	105,060,304
Distributions in excess of accumulated earnings	(2,212,400)	(317,291)

Total Stockholders’ Equity	$102,847,815	$104,750,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,404,705	$105,061,370

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				For the period
				February 14, 2003
	For the three	For the three	For the six	(inception)
	months ended	months ended	months ended	through
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
OPERATING REVENUES
Rental income	$403,690	$—	$601,463	$—
Interest income from mortgage note receivable	278,980	—	412,400	—

Total operating revenues	682,670	—	1,013,863	—

OPERATING EXPENSES
Management advisory fee	280,122	—	509,538	—
Depreciation and amortization	126,772	—	206,101	—
General and administrative	306,024	105	694,238	10,654

Total operating expenses	712,918	105	1,409,877	10,654

Net loss from operations	(30,248)	(105)	(396,014)	(10,654)

Interest income from temporary investments	162,523	—	334,985	—

NET INCOME (LOSS)	$132,275	$(105)	$(61,029)	$(10,654)

Earnings (loss) per weighted average common share
Basic	$0.02	$(0.00)	$(0.01)	$(0.20)

Diluted	$0.02	$(0.00)	$(0.01)	$(0.20)

Weighted average shares outstanding
Basic	7,642,000	52,000	7,642,000	52,000

Diluted	7,695,134	52,000	7,764,732	52,000

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period
		February 14, 2003
	For the six	(inception)
	months ended	through
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(61,029)	$(10,654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	206,101	—
Changes in assets and liabilities:
Increase in mortgage interest receivable	(61,950)	—
Decrease in prepaid expenses	122,500	—
Increase in other assets	(25,000)	—
Increase in deferred rent receivable	(41,535)	—
Increase in accounts payable	41,594	10,654
Decrease in due to Adviser	(131,085)	—
Increase in accrued expenses	14,220	—
Increase in rent received in advance and security deposits	293,592	—

Net cash provided by operating activities	357,408	—

Cash flows from investing activities:
Acquisition of real estate	(22,265,178)	—
Mortgage note receivable	(11,170,000)	—
Principal repayments on mortgage note receivable	19,213	—

Net cash used in investing activities	(33,415,965)	—

Cash flows from financing activities:
Proceeds from share issuance	—	52,000
Payments for deferred offering costs	—	(22,385)
Offering costs	(7,730)	—
Dividends paid	(993,460)	—

Net cash (used in) provided by financing activities	(1,001,190)	29,615

Net (decrease) increase in cash and cash equivalents	(34,059,747)	29,615

Cash and cash equivalents, beginning of period	99,075,765	—

Cash and cash equivalents, end of period	$65,016,018	$29,615

The accompanying notes are an integral part of these consolidated financial statements

GLADSTONE COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     Gladstone Commercial Corporation, a Maryland corporation, (the “Company”) was incorporated on February 14, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in property net leased to creditworthy entities and mortgage loans to creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Gladstone Management Corporation (the “Adviser”).

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

Investments in real estate

     The Company records investments in real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset. The Company expenses costs of repairs and maintenance as incurred. The Company computes depreciation using the straight-line method over the estimated useful life of 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Real estate depreciation expense was $102,588 and $168,331 for the three and six months ended June 30, 2004, respectively.

     The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, which requires the purchase price of real estate to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

     The Company allocates purchase price to the fair value of the tangible assets of an acquired property (which includes the land, building, and tenant improvements) to be determined by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets.

     Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values will be amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Since the Company’s strategy to a large degree involves sale-leaseback transactions with newly originated leases at market rates, the above-market and below-market in-place lease values are not significant for many of the transactions that the Company enters into.

     The aggregate value of other intangible assets acquired are measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from six to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

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

     The value of in-place leases is amortized to expense over the initial term of the respective leases, which range from six to 20 years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense was $24,184 and $37,771 for the three and six months ended June 30, 2004, respectively.

Impairment

Investments in Real Estate

     The Company periodically reviews the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at June 30, 2004.

Provision for Loan Losses

          The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its private lending assets. The Company has only recently extended one mortgage loan and has not experienced any actual losses in connection with its lending investments. Management will reflect provisions for loan losses on a portfolio basis based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates.

Cash and cash equivalents

     The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at June 30, 2004 were held in the custody of one financial institution, and which balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

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

Revenue recognition

     Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Since three of the Company’s leases currently contain rental increases at specified intervals, straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet represents the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity.

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

     As of June 30, 2004, the Company’s operations are derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which are simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. For the three and six months ended June 30, 2003, there was no activity relating to segments because the Company had only recently begun operations. The following tables summarize the Company’s operating results by segment for the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Revenue	$403,690	$278,980	$—	$682,670
Expenses	126,772	—	586,146	712,918

Income (loss) from operations	276,918	278,980	(586,146)	(30,248)

Other income	—	—	162,523	162,523

Net income (loss)	$276,918	$278,980	$(423,623)	$132,275

Total Assets	$27,894,784	$11,399,971	$65,109,950	$104,404,705

	Six Months Ended June 30, 2004
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Revenue	$601,463	$412,400	$—	$1,013,863
Expenses	206,101	—	1,203,776	1,409,877

Income (loss) from operations	395,362	412,400	(1,203,776)	(396,014)

Other income	—	—	334,985	334,985

Net income (loss)	$395,362	$412,400	$(868,791)	$(61,029)

Total Assets	$27,894,784	$11,399,971	$65,109,950	$104,404,705

3. Management Advisory Fee

     The Company has entered into an agreement with the Company’s Adviser in which the Adviser will be responsible for managing the Company on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with the Company’s criteria. In exchange for such services, the Company will reimburse the Adviser for certain expenses. The Company has no employees, and all operations are managed by the Company’s Adviser subject to a management advisory agreement. The Company will reimburse the Adviser for its pro-rata share of the payroll and related benefit expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to Company matters. The Company will also reimburse the Adviser for general overhead expenses multiplied by the ratio of hours worked by Adviser employees on Company matters to the total hours worked by Adviser employees. For the three and six months ended June 30, 2004, the Company has incurred approximately $280,000 and $510,000, respectively, in management advisory fees. Approximately $103,000 was unpaid at June 30, 2004. There were no fees incurred for the three months ended June 30, 2003 and for the period February 14, 2003 (inception) through June 30, 2004.

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

The following tables summarizes the Company’s operating results as if the Company elected to account for its stock-based compensation under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three and six months ended June 30, 2004:

	Three months	Six months
	ended June 30,	ended June 30,
	2004	2004
Net income (loss), as reported	$132,275	$(61,029)
Less: Stock-based compensation expense determined using the fair value based method	(124,110)	(235,544)

Net income (loss), pro-forma	$8,165	$(296,573)

Basic, as reported	$0.02	$(0.01)

Basic, pro-forma	$0.00	$(0.04)

Diluted, as reported	$0.02	$(0.01)

Diluted, pro-forma	$0.00	$(0.04)

The stock-based compensation expense under the fair value method, as reported in the above table, was computed using an estimated weighted average fair value of $1.89 using the Black-Scholes option-pricing model, based on options issued from date of inception forward, and the following assumptions: dividend yield of 5.0% percent, risk-free interest rate of 2.54%, expected volatility factor of 18.39%, and expected lives of 3 years.

There were no stock options outstanding during the period February 14, 2003 (inception) through June 30, 2003.

At June 30, 2004, 903,500 options were outstanding with exercise prices ranging from $15 to $16.85 with terms of ten years.

5. Earnings Per Common Share

     The following tables set forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2004 and for the three months ended June 30, 2003 and for the period February 14, 2003 (inception) through June 30, 2003:

	Three months	Three months
	ended June 30,	ended June 30,
	2004	2003
Net income (loss) available to common stockholders	$132,275	$(105)

Denominator for basic weighted average shares	7,642,000	52,000
Dilutive effect of stock options	53,134	—

Denominator for diluted weighted average shares	7,695,134	52,000

Basic earnings (loss) per common share	$0.02	$(0.00)

Diluted earnings (loss) per common share	$0.02	$(0.00)

		For the period
		February 14,
	Six months	2003 (inception)
	ended June 30,	through June 30,
	2004	2003
Net loss	$(61,029)	$(10,654)

Denominator for basic weighted average shares	7,642,000	52,000
Dilutive effect of stock options	—	—

Denominator for diluted weighted average shares	7,642,000	52,000

Basic loss per common share	$(0.01)	$(0.20)

Diluted loss per common share	$(0.01)	$(0.20)

Due to the Company’s net loss, the incremental shares related to stock options have an anti-dilutive effect for the six months ended June 30, 2004 and, as a result, diluted loss per average common share is equal to the basic loss per average common share.

6. Real Estate

     A summary of all properties held by the Company as of June 30, 2004 is as follows:

Date Acquired	Location	Square Footage	Property Description
Dec-03	Raleigh, North Carolina	58,926	Office
Jan-04	Canton, Ohio	54,018	Office and Warehouse
Apr-04	Akron, Ohio	83,891	Office and Laboratory
Jun-04	Charlotte, North Carolina	64,500	Office

     The following table sets forth the components of the Company’s investments in real estate:

	June 30, 2004	December 31, 2003
Real estate:
Land	$4,119,000	$960,000
Building	22,137,392	3,740,996
Tenant improvements	779,975	739,776
Accumulated depreciation	(172,949)	(4,619)

Real estate, net	$26,863,418	$5,436,153

     On December 23, 2003 the Company acquired a 58,926 square foot commercial office building in Raleigh, North Carolina. The property was acquired for $5.8 million, including transaction costs, and was funded using a portion of the net proceeds from the Company’s initial public offering. The property is leased to a single tenant. The lease has a remaining term of six years. In connection with this acquisition, the Company recorded lease intangibles in the amount of $359,228 related to the avoided costs to lease the property and obtain the current lease. These intangibles will be amortized over the remaining lease term.

     On January 30, 2004, the Company acquired a 54,018 square foot commercial office and warehouse space building in Canton, Ohio for $3.65 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. The Company, upon acquisition of the property, extended a ten year triple net lease with the sole tenant. The monthly lease payments are the greater of the one month LIBOR rate plus 6 percent per annum or 9.25% multiplied by the purchase price.

     On April 29, 2004, the Company purchased an 83,891 square foot commercial office and laboratory space in Akron, Ohio for $9.3 million. The purchase was funded using a portion of the net proceeds of the Company’s initial public offering. The property is currently leased to two tenants under separate triple net leases, one of which occupies 79% of the property and has a remaining term of eleven years and the other of which occupies 21% of the property and has a remaining term of five years. The leases provide for approximately $410,000 of base rents during the remaining months outstanding of fiscal year 2004 with prescribed escalations thereafter.

     On June 30, 2004, the Company acquired a 64,500 square foot commercial office space building in Charlotte, North Carolina for $9.3 million including transaction costs and funded the purchase using a portion of the net proceeds from the Company’s initial public offering. The Company, upon acquisition of the property, extended a fifteen year triple net lease with the sole tenant. The lease provides for approximately $451,000 of base rents during the remaining months outstanding of fiscal year 2004 with prescribed escalations thereafter. The prescribed escalations are made at the beginning of each lease year and are based upon the annual increase of the CPI Index. The annual escalations are subject to certain floor and cap rates.

     Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at June 30, 2004 are as follows:

Year	Rental Payments
2004	1,245,904
2005	2,767,109
2006	2,804,311
2007	2,842,307
2008	2,881,117
Thereafter	17,959,414

In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however the Company would be required to pay property taxes on the respective property in the event the tenant fails to pay them.

7. Mortgage Note Receivable

     On February 18, 2004, the Company extended a promissory mortgage note in the amount of $11,170,000 collateralized by property in Sterling Heights, Michigan. The note was issued from a portion of the net proceeds of the Company’s initial public offering. The note accrues interest at the greater of 10% per annum or the one month LIBOR rate plus 400 basis points per annum, and is for a period of 10 years maturing on February 18, 2014. At June 30, 2004, the outstanding balance of the note was $11,150,787.

8. Dividends Declared per Share

     During the six months ended June 30, 2004, the Company declared two quarterly dividends: $0.12 per common share dividend to stockholders of record on March 31, 2004, which was paid on April 15, 2004, and a $0.12 per common share dividend to stockholders of record on June 30, 2004, which is payable on July 15, 2004.

9. Subsequent Event

     On July 6, 2004, the Company acquired a 228,000 square foot commercial warehouse and manufacturing building in Canton, North Carolina for $5.2 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. The Company, upon acquisition of the property, extended a twenty year triple net lease with the sole tenant, with a provision whereby the tenant may purchase the property from the Company on or around the fifth anniversary of the purchase date for $5.6 million. The lease provides for approximately $236,000 of base rents during the remaining months outstanding of fiscal year 2004 with prescribed escalations thereafter.

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

          These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below, as well as those further set forth under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 11, 2004.

          The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Although we believe that these beliefs, assumptions and expectations are reasonable, we cannot guarantee future results, levels of activity, performance, growth or achievements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the loss of any of our key employees, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our president and chief operating officer, or Mr. George Stelljes III, our executive vice president and chief investment officer;

•	general volatility of the capital markets and the market price of our common stock;

•	risks associated with negotiation of consummation of pending and future transactions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

          We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

          We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial rental property and selectively making long-term mortgage loans collateralized by industrial and commercial property. We expect that a large portion of our tenants and borrowers will be small and medium-sized businesses that have significant buyout fund ownership and will be well capitalized, with equity constituting between 20% and 40% of their permanent capital. We expect that other tenants and borrowers will be family-owned businesses that have built significant equity from paying down the mortgage loans securing their real estate or through the appreciation in the value of their real estate. We will seek to enter into triple net leases having terms of approximately 15 years, with rent increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At June 30, 2004, we owned four properties and had one mortgage loan. We have also acquired one property subsequent to June 30, 2004. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or mortgage financing in an effort to build our portfolio.

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

          On December 23, 2003 we acquired a 58,926 square foot commercial office building in Raleigh, North Carolina. The $5.8 million acquisition cost for the building (including transaction costs) was funded using a portion of the net proceeds of our initial public offering. The building is currently leased to a single tenant under a triple net lease with a remaining term of six years, and the tenant has an option to renew the lease for an additional five year term.

          On January 30, 2004, we acquired a 54,018 square foot commercial office and warehouse building in Canton, Ohio. The $3.65 million acquisition cost for the building (including transaction costs) was funded using a portion of the net proceeds of our initial public offering. This building has been leased to one tenant under a 10 year triple net lease. The monthly lease payments are the greater of the one month LIBOR rate plus 6 percent per annum or 9.25% multiplied by the purchase price.

          On February 18, 2004, we extended a mortgage loan in the amount of $11.17 million for the purchase of a commercial property in Sterling Heights, Michigan. The loan was funded using a portion of the net proceeds of our initial public offering. This 10 year mortgage loan, collateralized by the Sterling Heights property, accrues interest at the greater of 10% per annum or the one month LIBOR rate plus four percent per annum.

     On April 29, 2004, we purchased an 83,891 square foot commercial office and laboratory space in Akron, Ohio for $9.3 million. The purchase was funded using a portion of the net proceeds of our initial public offering. The property is currently leased to two tenants under separate triple net leases, one of which occupies 79% of the property and has a remaining term of eleven years, and the second of which occupies 21% of the property and has a remaining term of five years.

     On June 30, 2004, we acquired a 64,500 square foot commercial office space building in Charlotte, North Carolina for $9.3 million including transaction costs. The purchase was funded using a portion of the net proceeds from our initial public offering. Upon acquisition of the property, we extended a fifteen year triple net lease with the sole tenant. The lease provides for approximately $451,000 of base rents during the remaining months outstanding of fiscal year 2004 with prescribed escalations thereafter.

     On July 6, 2004, we acquired a 228,000 square foot commercial warehouse and manufacturing building in Canton, North Carolina for $5.2 million including transaction costs and the purchase was funded using a portion of the net proceeds of our initial public offering. Upon acquisition of the property, we extended a twenty year triple net lease with the sole tenant, with a provision whereby the tenant may purchase the property from us on or around the fifth anniversary of the purchase date for $5.6 million. The lease provides for approximately $236,000 of base rents during the remaining months outstanding of fiscal year 2004 with prescribed escalations thereafter.

Expenses

     Our Adviser currently has an expense sharing arrangement with Gladstone Capital Advisers, a wholly-owned subsidiary of our affiliate, Gladstone Capital Corporation, through which our entire workforce is employed. Under that relationship, our Adviser reimburses Gladstone Capital Advisers for a portion of Gladstone Capital Advisers’ total payroll and benefits expenses (based on the percentage of total hours worked by Gladstone Capital Advisers’ employees on our matters on an employee-by-employee basis) and a portion of Gladstone Capital Advisers’ total overhead expense (based on the percentage of total hours worked by all Gladstone Capital Advisers’ employees on our matters). In turn, subject to the terms and conditions of our advisory agreement, Gladstone Management passes these charges on to us.

     During the three and six months ended June 30, 2004, payroll and benefits expenses were approximately $215,000 and $380,000, respectively. The actual amount of payroll and benefits expenses which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2004 this amount will be approximately $830,000. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe will be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement of our Adviser for our share of its payroll and benefits expenses could be materially greater that we currently project.

     During the three and six months ended June 30, 2004, the amount of overhead expenses that we reimbursed our Adviser was approximately $65,000 and $128,000, respectively. The actual amount of overhead expenses for which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2004 this amount will be approximately $275,000.

     Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include expenses incurred in connection with our organization and initial public offering, legal, accounting, tax preparation, consulting and related fees. During the three and six months ended June 30, 2004, the total amount of these expenses that we incurred was approximately $306,000 and $694,000, respectively.

     In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the three and six months ended June 30, 2004, we passed all such fees along to our tenants, and accordingly we did not incur any such fees during this time. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.

Critical Accounting Policies

          Management believes our most critical accounting policies are revenue recognition (including straight-line rent), purchase price allocation, accounting for our investments in real estate, provision for loans losses, the accounting for our derivative and hedging activities, if any, income taxes, stock based compensation and our advisory agreement. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Revenue Recognition

          Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the initial term of the lease. Since three of the Company’s leases currently contain rental increases at specified intervals, straight-line basis accounting will require us to record as an asset, and include in revenues, deferred rent receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet represents the cumulative difference between rental revenue as recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, our management must determine, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

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

Purchase Price Allocation

          We record above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize the capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize the capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Since our strategy to a large degree involves sale-leaseback transactions with newly originated leases at market rates, the above-market and below-market in-place lease values are generally not significant.

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

          Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. As of June 30, 2004, we were not a party to any separate derivatives contract. Certain of our leases and loans contain embedded derivatives which do not require separate accounting.

Income Taxes

          Our financial results generally do not reflect provisions for current or deferred income taxes. Management believes that we have operated and will operate in a manner that will allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders.

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

Results of Operations

For the three months ended June 30, 2003

     Results of operations for the three months ended June 30, 2003 are not comparative because operations had only recently begun and there was minimal activity during this period.

For the three months ended June 30, 2004

Revenues

     For the three months ended June 30, 2004, we earned $403,690 of rental revenue, representing three months of rent from our Raleigh, North Carolina property and our Canton, Ohio property, and approximately two months of rent from our Akron, Ohio property acquired on April 29, 2004 .

     We recorded interest income of $278,980 for the three months ended June 30, 2004, which represents interest income on the mortgage loan that we extended for the purchase of a Sterling Heights, Michigan commercial property.

Expenses

     Operating expenses for the three months ended June 30, 2004 were $712,918. Operating expenses mainly consist of the management advisory fee, depreciation and amortization, and general and administrative expenses. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our adviser in accordance with the terms of the advisory agreement. For the three months ended June 30, 2004, the management advisory fee was $280,122.

     Because we have only recently begun our operations, we do not believe that our current level of operating expenses relative to revenues is indicative of our operating expenses in the future. As we begin to expand our real estate investments, we expect our revenues and operating expenses to increase and that ultimately our management advisory fee will be approximately 2% of our invested assets.

     Depreciation and amortization expenses of $126,772 were recorded for the three months ended June 30, 2004. General and administrative expenses were $306,024 for the three months ended June 30, 2004 and consisted mainly of incurred insurance expense for directors and officers insurance, as well as general insurance, directors fees, professional fees (consisting of legal and accounting fees), and also stockholder-related expenses.

Interest Income

     During the three months ended June 30, 2004, we earned interest income on cash and cash equivalents of $162,523. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills. As we increase our portfolio of investments in real estate and mortgage loans, we anticipate that the interest earned on cash and cash equivalents will decrease.

Net Income

     For the three months ended June 30, 2004, we recorded net income of $132,275. Based on the basic and diluted weighted average common shares outstanding of 7,642,000 and 7,695,134, respectively, for the three months ended June 30, 2004, the basic and diluted earnings per weighted average common share was $0.02.

For the period from February 14, 2003 (inception) to June 30, 2003

     Results of operations for the period from February 14, 2003 (inception) to June 30, 2003 are not comparative because operations had only recently begun and there was minimal activity during this period.

For the six months ended June 30, 2004

Revenues

     For the six months ended June 30, 2004, we earned $601,463 of rental revenue, representing six months of rent from our Raleigh, North Carolina property, approximately five months of rent from our Canton, Ohio property, which was acquired in January 2004, and approximately two months of rent from our Akron, Ohio property acquired on April 29, 2004.

     We recorded interest income of $412,400 for the six months ended June 30, 2004, which represents approximately five months of interest income on the mortgage loan that we extended in February 2004 for the purchase of a Sterling Heights, Michigan commercial property.

Expenses

     Operating expenses for the six months ended June 30, 2004 were $1,409,877. Operating expenses mainly consist of the management advisory fee, depreciation and amortization, and general and administrative expenses. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits as well as general overhead cost to our Adviser in accordance with the terms of the advisory agreement. For the six months ended June 30, 2004, the management advisory fee was $509,538.

     Because we have only recently begun our operations, we do not believe that our current level of operating expenses relative to revenues is indicative of our operating expenses in the future. As we begin to expand our real estate investments, we expect our revenues and operating expenses to increase and that ultimately our management advisory fee will be approximately 2% of our invested assets.

     Depreciation and amortization expenses of $206,101 were recorded for the six months ended June 30, 2004. General and administrative expenses were $694,238 for the six months ended June 30, 2004 and consisted mainly of incurred insurance expense for directors and officers insurance, as well as general insurance, directors fees, professional fees (consisting of legal and accounting fees), and also stockholder-related expenses such as the printing of our 2003 annual report.

Interest Income

     During the six months ended June 30, 2004, we earned interest income on cash and cash equivalents of $334,985. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills. As we increase our portfolio of investments in real estate and mortgage loans, we anticipate that the interest earned on cash and cash equivalents will decrease.

Net Loss

     For the six months ended June 30, 2004, we incurred a net loss of $61,029. Based on the basic and diluted weighted average common shares outstanding of 7,642,000 and 7,764,732, respectively, for the three months ended June 30, 2004, the basic and diluted loss per weighted average common share was $0.01.

Liquidity and Capital Resources

Cash and Cash Equivalents

     At June 30, 2004, we had approximately $65.0 million in cash and cash equivalents available to make investments and fund our continuing operations, a decrease of $34.0 million from $99.0 million at December 31, 2003. The funds on hand were predominantly raised though our initial public offering in 2003.

Operating Activities

     Net cash provided by operating activities during the six months ended June 30, 2004 was $357,408, consisting primarily of a decrease in prepaid assets, increases in rent received in advance and security deposits and an increase in accrued expenses and accounts payable, partially offset by a decrease in amounts due our adviser and an increase in mortgage interest receivable.

Investing Activities

     Net cash used in investing activities during the six months ended June 30, 2004 was $33.4 million, which consisted of our purchase of the Canton, Ohio commercial office and warehouse property in January 2004, the Akron, Ohio commercial office and laboratory space in April 2004, the Charlotte, North Carolina commercial office space in June 2004 and our extension of a mortgage loan of approximately $11.2 million on the Sterling Heights, Michigan commercial property in February 2004.

     On July 6, 2004, we purchased a 228,000 square foot commercial warehouse and manufacturing space in Canton, North Carolina for $5.2 million.

Financing Activities

     Net cash used in financing activities for the six months ended June 30, 2004 was $1.0 million. These amounts consisted of the dividend payments to our stockholders of $993,460 and of costs associated with our initial public offering of $7,730. Net cash provided by financing activities was $29,615 for the period from inception through June 30, 2003 and consisted of the proceeds from the initial issuance of common stock from our founder in connection with our formation of $52,000, less payment of $22,385 in deferred financing costs.

Future Capital Needs

     We had purchase commitments at June 30, 2004 of $41.4 million, which included $5.2 million related to real estate purchased on July 6, 2004.

     As of August 4, 2004, we have invested approximately $44.4 million, or 42%, of the net proceeds from our initial public offering in real properties and mortgage loans. Investments in five real properties account for approximately $33.2 million of the currently invested net proceeds, and an investment in one mortgage loan accounts for approximately $11.2 million of the currently invested net proceeds. During the remainder of 2004 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. We expect to finance these activities as we have in the past, using the funds on hand predominately raised through our initial public offering in 2003. We anticipate that the remaining net proceeds will be sufficient to fund our real estate investments for the foreseeable future. However, once the net proceeds of our initial public offering have been substantially fully invested, we intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with a mortgage on some or all of our real property. If we were unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We also may issue additional equity securities in the future to finance future investment although there can be no assurance that we would be able to do so on favorable terms if at all.

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

     The following table provides a reconciliation of our FFO for the three and six months ended June 30, 2004 to the most directly comparable GAAP measure, net income (loss), and a computation of diluted FFO per weighed average common share and diluted net income (loss) per weighted average common share.

	Three months	Six months
	ended June 30,	ended June 30,
	2004	2004
Net income (loss)	$132,275	$(61,029)
Real estate depreciation and amortization	126,772	206,101

Funds from operations	259,047	145,072

Weighted average shares outstanding - diluted	7,695,134	7,764,732

Diluted net income (loss) per weighted average common share	$0.02	$(0.01)

Diluted funds from operations per weighted average common share	$0.03	$0.02

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

          As of June 30, 2004, our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective in timely alerting management of material information about the company required to be included in our periodic Securities and Exchange Commission filings. However, while evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control over Financial Reporting

          There were no changes in internal controls for the period ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor any of our subsidiaries are currently subject to any material legal proceedings nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 2. Changes in Securities and Use of Proceeds

As of June 30, 2004, we had invested approximately $39.2 million of the net proceeds from our initial public offering in four real properties and one mortgage loan. As of June 30, 2004, we had used approximately $1.8 million in our operating activities, of which approximately $827,000 has been paid to our Adviser (which is an affiliate of ours) in partial payment of amounts owed under our advisory agreement. As of June 30, 2004, substantially all of the remaining net proceeds from our initial public offering were invested in short-term, investment grade, interest-bearing instruments.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 26, 2004. The stockholders voted and approved of the following matters:

•	The election of three Class I directors to hold office until the 2007 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
David Gladstone	7,524,223	26,548
Paul Adelgren	6,567,239	983,532
John Outland	7,525,073	25,698

•	An amendment to the investment policies to permit us to make leases to existing and prospective portfolio companies of current or future affiliates.

Shares voted for	3,580,375
Shares voted against	1,132,853
Shares abstained	517,528

•	An amendment to our Amended and Restated 2003 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance to 960,000 shares.

Shares voted for	3,435,854
Shares voted against	1,741,477
Shares abstained	53,516

•	The ratification of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004.

Shares voted for	7,489,508
Shares voted against	34,413
Shares abstained	26,850

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

See Exhibit Index.

(b) Reports on Form 8-K:

On May 11, 2004, we furnished to the SEC under Item 12 of Form 8-K our press release, dated May 10, 2004, announcing our results of operations for the quarter ended March 31, 2004. In accordance with the regulations of the SEC, this report was deemed to be furnished to, rather than filed with, the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE COMMERCIAL CORPORATION

By:	/s/ Harry Brill

Harry Brill
Chief Financial Officer

Date:	August 4, 2004

Exhibit Index

Exhibit	Description of Document
3.1†	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2†	Bylaws of the Registrant, incorporated by reference to the Registrant, incorporated by reference to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

11	Computation of earnings (loss) per common share (included in the notes to the unaudited financial statements contained in this report.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

† Previously filed.