Form 10-Q
period 2004-09-30
GLADSTONE COMMERCIAL CORP
filed 2004-11-03
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50363

GLADSTONE COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 29, 2004 was 7,667,000.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003
Consolidated Statement of Operations for the three months ended September 30, 2004 and September 30, 2003 and for the nine months ended September 30, 2004 and for the period February 14, 2003 (inception) through September 30, 2003
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and for the period February 14, 2003 (inception) through September 30, 2003
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
Signatures

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Real estate, net	$48,784,959	$5,436,153
Mortgage note receivable	11,131,050	—
Cash and cash equivalents	41,349,714	99,075,765
Funds held in escrow	983,501	—
Interest receivable – mortgage note	61,840	—
Interest receivable – officers	1,250	—
Deferred rent receivable	100,110	—
Prepaid expenses	228,725	191,432
Other assets	225,319	—
Lease intangibles, net of accumulated amortization of $98,755 and $1,208, respectively	2,246,939	358,020

TOTAL ASSETS	$105,113,407	$105,061,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Due to Adviser	$109,639	$234,295
Accounts payable and accrued expenses	11,898	—
Dividends payable	920,040	76,420
Rent received in advance, security deposits and funds held in escrow	1,459,016	—

Total Liabilities	$2,500,593	$310,715

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 20,000,000 shares authorized and 7,667,000 and 7,642,000 shares issued and outstanding, respectively	$7,667	$7,642
Additional paid in capital	105,427,549	105,060,304
Notes receivable - employees	(375,000)	—
Distributions in excess of accumulated earnings	(2,447,402)	(317,291)

Total Stockholders’ Equity	$102,612,814	$104,750,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,113,407	$105,061,370

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				For the period
	For the three	For the three	For the nine	February 14, 2003
	months ended	months ended	months ended	(inception)
	September 30,	September 30,	September 30,	through
	2004	2003	2004	September 30, 2003
OPERATING REVENUES
Rental income	$1,066,076	$—	$1,667,538	$—
Interest income from mortgage note receivable	284,659	—	697,059	—

Total operating revenues	1,350,735	—	2,364,597	—

OPERATING EXPENSES
Management advisory fee	333,825	124,096	843,360	124,096
Depreciation and amortization	313,032	—	519,133	—
General and administrative	173,806	71,644	868,046	82,298

Total operating expenses	820,663	195,740	2,230,539	206,394

Net income (loss) from operations	530,072	(195,740)	134,058	(206,394)

Interest income from temporary investments	153,716	91,532	488,701	91,532
Interest income - employee loans	1,250	—	1,250	—

NET INCOME (LOSS)	$685,038	$(104,208)	$624,009	$(114,862)

Earnings (loss) per weighted average common share
Basic	$0.09	$(0.03)	$0.08	$(0.08)

Diluted	$0.09	$(0.03)	$0.08	$(0.08)

Weighted average shares outstanding
Basic	7,648,250	3,547,297	7,644,099	1,448,482

Diluted	7,697,079	3,547,297	7,703,504	1,448,482

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period
	For the nine	February 14, 2003
	months ended	(inception)
	September 30,	through
	2004	September 30, 2003
Cash flows from operating activities:
Net income (loss)	$624,009	$(114,862)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	519,133	—
Changes in assets and liabilities:
Increase in mortgage interest receivable	(61,840)	—
Increase in employee interest receivable	(1,250)	—
Increase in prepaid expenses	(37,293)	(267,058)
Increase in other assets	(25,319)	—
Increase in deferred rent receivable	(100,110)	—
Increase in accounts payable and accrued expenses	11,898	—
(Decrease) increase in due to Adviser	(124,656)	41,203
Increase in rent received in advance and security deposits	475,515	—

Net cash provided by (used in) operating activities	1,280,087	(340,717)

Cash flows from investing activities:
Acquisition of real estate	(45,756,858)	—
Mortgage note receivable	(11,170,000)	—
Deposit on future acquisition	(200,000)	—
Principal repayments on mortgage note receivable	38,950	—

Net cash used in investing activities	(57,087,908)	—

Cash flows from financing activities:
Proceeds from share issuance	—	105,233,148
Offering costs	(7,730)	—
Dividends paid	(1,910,500)	—

Net cash (used in) provided by financing activities	(1,918,230)	105,233,148

Net (decrease) increase in cash and cash equivalents	(57,726,051)	104,892,431

Cash and cash equivalents, beginning of period	99,075,765	—

Cash and cash equivalents, end of period	$41,349,714	$104,892,431

Non-cash financing activities:

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$375,000	$—

The accompanying notes are an integral part of these consolidated financial statements

GLADSTONE COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     Gladstone Commercial Corporation, a Maryland corporation, (the “Company”) was incorporated on February 14, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in property net leased to creditworthy entities and making mortgage loans to creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Gladstone Management Corporation (the “Adviser”).

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

     On August 23, 2004, the Company completed the formation of a subsidiary, Gladstone Commercial Advisers, Inc. (“Commercial Advisers”). Commercial Advisers is a taxable REIT subsidiary, which was created to collect all non-qualifying income related to the Company’s real estate portfolio. This income will predominately consist of fees received by the Company related to the leasing of real estate. Since the Company owns 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated with those of the Company.

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

Investments in real estate

     The Company records investments in real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset. The Company expenses costs of repairs and maintenance as incurred. The Company computes depreciation using the straight-line method over the estimated useful life of 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Real estate depreciation expense was $253,256 and $421,586 for the three and nine months ended September 30, 2004, respectively.

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

     The value of in-place leases is amortized to expense over the initial term of the respective leases, which range from five to twenty years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense was $59,776 and $97,547 for the three and nine months ended September 30, 2004, respectively.

Impairment

Investments in Real Estate

     The Company accounts for the impairment of real estate in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at September 30, 2004.

Provision for Loan Losses

     The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its private lending assets. The Company has extended one mortgage loan and has not experienced any actual losses in connection with its lending investments. Management reflects provisions for loan losses on a portfolio basis based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates.

Cash and cash equivalents

     The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at September 30, 2004 were held in the custody of one financial institution, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

Organizational costs

     The Company expenses organizational costs (primarily filing fees and legal expenses) as incurred.

Stock based compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) approved the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” The statement amended SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. Furthermore, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method and related effect on results of accounting for stock-based employee compensation, effective for fiscal years and interim periods beginning after December 15, 2002.

     In October 2004, the FASB postponed the effective date of the proposed statement which would amend FASB Statement No. 123, “Accounting for Stock-Based Compensation, and will likely be known as FASB Statement No. 123R, “Share-Based Payment.” The new standard would be effective for awards that are granted, modified, or settled in cash for interim or annual periods beginning after June 15, 2005. The adoption of SFAS 123R will require the Company to begin expensing stock options as compensation cost, and prior periods may need to be restated. The impact of the adoption of this amendment to current earnings can be seen in Note 4 to the Financial Statements, “Stock Options.”

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

Income taxes

     The Company has operated and intends to continue to operate in a manner that will allow it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, and accordingly will not be subject to Federal income taxes on amounts distributed to stockholders (except income from foreclosure property), provided it distributes at least 90% of its real estate investment trust taxable income to its stockholders and meets certain other conditions.

Revenue recognition

     Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet represents the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity.

     Management considers its loans and other lending investments to be held-for-investment. The Company reflects held-for-investment investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as yield adjustments. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis. Prepayment penalties or yield maintenance payments from borrowers are recognized as additional income when received.

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

     As of September 30, 2004, the Company’s operations are derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which are simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. For the three months ended September 30, 2003 and the period February 14, 2003 (inception) through September 30, 2003, there was no activity relating to segments because the Company had only recently begun operations. The following tables summarize the Company’s operating results by segment for the three and nine months ended September 30, 2004:

	Three Months Ended September 30, 2004
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Revenue	$1,066,076	$284,659	$—	$1,350,735
Expenses	313,032	—	507,631	820,663

Income (loss) from operations	753,044	284,659	(507,631)	530,072

Other income	—	—	154,966	154,966

Net income (loss)	$753,044	$284,659	$(352,665)	$685,038

Total Assets	$52,021,413	$11,286,986	$41,805,008	$105,113,407

	Nine Months Ended September 30, 2004
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Revenue	$1,667,538	$697,059	$—	$2,364,597
Expenses	519,133	—	1,711,406	2,230,539

Income (loss) from operations	1,148,405	697,059	(1,711,406)	134,058

Other income	—	—	489,951	489,951

Net income (loss)	$1,148,405	$697,059	$(1,221,455)	$624,009

Total Assets	$52,021,413	$11,286,986	$41,805,008	$105,113,407

3. Management Advisory Fee

     The Company has entered into an agreement with the Company’s Adviser pursuant to which the Adviser is responsible for managing the Company on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with the Company’s criteria. In exchange for such services, the Company reimburses the Adviser for certain expenses. The Company has no employees and all operations are managed by the Company’s Adviser subject to a management advisory agreement. The Company reimburses the Adviser for its pro-rata share of the payroll and related benefit expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to Company matters. The Company also reimburses the Adviser for general overhead expenses multiplied by the ratio of hours worked by Adviser employees on Company matters to the total hours worked by Adviser employees. For the three and nine months ended September 30, 2004, the Company incurred approximately $334,000 and $843,000, respectively, in management advisory fees. For the three months ended September 30, 2003 and the period February 14, 2003 (inception) through September 30, 2003, the Company incurred approximately $124,000 in management advisory fees. Approximately $110,000 and $41,000 was unpaid at September 30, 2004 and September 30, 2003, respectively.

4. Stock Options

     The following tables summarize the Company’s operating results as if the Company elected to account for its stock-based compensation under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three and nine months ended September 30, 2004 and the three months ended September 30, 2003 and the period February 14, 2003 (inception) through September 30, 2003:

				For the period
	Three months	Nine months	Three months	February 14, 2003
	ended	ended	ended	(inception)
	September 30,	September 30,	September 30,	through
	2004	2004	2003	September 30, 2003
Net income (loss), as reported	$685,038	$624,009	$(104,208)	$(114,862)
Less: Stock-based compensation expense determined using the fair value based method	(142,298)	(377,842)	(53,819)	(53,819)

Net income (loss), pro-forma	$542,740	$246,167	$(158,027)	$(168,681)

Basic, as reported	$0.09	$0.08	$(0.03)	$(0.08)

Basic, pro-forma	$0.07	$0.03	$(0.04)	$(0.12)

Diluted, as reported	$0.09	$0.08	$(0.03)	$(0.08)

Diluted, pro-forma	$0.07	$0.03	$(0.04)	$(0.12)

The stock-based compensation expense under the fair value method, as reported in the above table, was computed using an estimated weighted average fair value of $1.89 using the Black-Scholes option-pricing model, based on options issued from date of inception forward, and the following weighted-average assumptions: dividend yield of 5.0% percent, risk-free interest rate of 2.54%, expected volatility factor of 18.40%, and expected lives of 3 years.

At September 30, 2004, 880,500 options were outstanding with exercise prices ranging from $15 to $16.85 with terms of ten years.

5. Earnings Per Common Share

     The following tables set forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2004 and for the three months ended September 30, 2003 and for the period February 14, 2003 (inception) through September 30, 2003:

	Three months ended	Three months ended
	September 30, 2004	September 30, 2003
Net income (loss)	$685,038	$(104,208)

Denominator for basic weighted average shares	7,648,250	3,547,297
Dilutive effect of stock options (a)	48,829	—

Denominator for diluted weighted average shares	7,697,079	3,547,297

Basic earnings (loss) per common share	$0.09	$(0.03)

Diluted earnings (loss) per common share	$0.09	$(0.03)

	Nine months	For the period
	ended	February 14, 2003
	September 30,	(inception) through
	2004	September 30, 2003
Net income (loss)	$624,009	$(114,862)

Denominator for basic weighted average shares	7,644,099	1,448,482
Dilutive effect of stock options (a)	59,405	—

Denominator for diluted weighted average shares	7,703,504	1,448,482

Basic loss per common share	$0.08	$(0.08)

Diluted loss per common share	$0.08	$(0.08)

(a)	The dilutive effect of options outstanding as of September 30, 2003 are not included in the calculation as they are anti-dilutive.

6. Real Estate

     A summary of all properties held by the Company as of September 30, 2004 is as follows:

Date Acquired	Location	Square Footage	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$5,280,272
Jan-04	Canton, Ohio	54,018	Office and Warehouse	3,594,872
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,595,313
Jun-04	Charlotte, North Carolina	64,500	Office	9,279,621
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	5,170,413
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,634,412
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,948,224
Sep-04	Austin, Texas	51,993	Flexible Office	7,281,832

				$48,784,959

     The following table sets forth the components of the Company’s investments in real estate:

	September 30, 2004	December 31, 2003
Real estate:
Land	$6,219,000	$960,000
Building	42,117,224	3,740,996
Tenant improvements	874,940	739,776
Accumulated depreciation	(426,205)	(4,619)

Real estate, net	$48,784,959	$5,436,153

     On July 6, 2004, the Company acquired a 228,000 square foot commercial warehouse and manufacturing building in Canton, North Carolina for $5.2 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. The Company, upon acquisition of the property, extended a twenty year triple net lease with the sole tenant, with a provision whereby the tenant may purchase the property from the Company on or around the fifth anniversary of the purchase date for $5.6 million. The lease provides for annual rent of $494,000, with approximately $124,000 of base rents due during the remaining months of 2004 with prescribed escalations thereafter.

     On August 5, 2004, the Company acquired two separate properties from a single seller: a 290,000 square foot commercial warehouse building in Snyder Township, Pennsylvania; and a 154,000 square foot commercial warehouse building located in Lexington, North Carolina. These two properties were acquired for an aggregate cost to the Company of $10.2 million in cash, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. Each building is a single tenant facility and each was fully occupied at the time of purchase under previously existing leases with remaining terms of approximately five years, which were assigned to the Company at the time of purchase. Both leases contain an option to renew for an additional five years. The leases provide for an aggregate annual rent of $1,268,000, with approximately $317,000 of base rents due during the remaining months of 2004.

     On September 16, 2004, the Company acquired a 51,993 square foot flexible office building in Austin, Texas for $7.9 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. The Company, upon acquisition of the property, was assigned the remainder of an eleven year triple net lease with the sole tenant. The lease provides for annual rent of $688,000, with approximately $153,000 of base rents due during the remaining months of 2004 with prescribed escalations thereafter.

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired for the three months ended September 30, 2004 as follows:

	Three months ended September 30, 2004
	Canton,	Snyder Township,	Lexington,
	North Carolina	Pennsylvania	North Carolina	Austin, Texas
Land	$150,000	$100,000	$850,000	$1,000,000
Building	5,050,000	6,558,627	2,107,229	6,204,786
Tenant improvements	—	3,958	—	91,007
Lease intangibles	—	440,494	259,482	616,907

Total Purchase Price	$5,200,000	$7,103,079	$3,216,711	$7,912,700

     Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at September 30, 2004 are as follows:

Year	Rental Payments
2004	1,278,821
2005	5,249,357
2006	5,302,764
2007	5,362,878
2008	5,424,010
Thereafter	32,886,421

In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however the Company would be required to pay property taxes on the respective property in the event the tenant fails to pay them.

7. Mortgage Note Receivable

     On February 18, 2004, the Company extended a promissory mortgage note in the amount of $11,170,000 collateralized by property in Sterling Heights, Michigan. The note was issued from a portion of the net proceeds of the Company’s initial public offering. The note accrues interest at the greater of 10% per annum or the one month LIBOR rate plus 4% per annum, and is for a period of 10 years maturing on February 18, 2014. At September 30, 2004, the outstanding balance of the note was $11,131,050.

8. Dividends Declared per Share

     During the nine months ended September 30, 2004, the Company declared three quarterly dividends: a $0.12 per common share dividend to stockholders of record on March 31, 2004, which was paid on April 15, 2004; a $0.12 per common share dividend to stockholders of record on June 30, 2004, which was paid on July 15, 2004; and a $0.12 per common share dividend to stockholders of record on September 24, 2004, which was paid on October 8, 2004.

9. Subsequent Event

     On October 15, 2004, the Company acquired four separate properties from a single seller: a 233,275 square foot commercial manufacturing building in Mt. Pocono, Pennsylvania; a 25,797 square foot commercial manufacturing building located in Norfolk, Virginia; a 42,490 square foot commercial manufacturing building located in Montreal, Quebec; and a 99,981 square foot commercial manufacturing building located in Granby, Quebec. These four properties were acquired for an aggregate cost to the Company of $12.8 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. Each building is a single tenant facility and each was fully occupied at the time of purchase under previously existing leases with remaining terms of approximately 17 years, which were assigned to the Company at the time of purchase. The leases provide for an aggregate annual rent of $1,206,000, with approximately $258,000 of base rents due during the remaining months of 2004 with prescribed escalations thereafter.

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

     The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Although we believe that these beliefs, assumptions and expectations are reasonable, we cannot guarantee future results, levels of activity, performance, growth or achievements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in or implied by our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the loss of any of our key employees, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our president and chief operating officer, or Mr. George Stelljes III, our executive vice president and chief investment officer;

•	general volatility of the capital markets and the market price of our common stock;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

     We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

     We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial rental property and selectively making long-term mortgage loans collateralized by industrial and commercial property. We expect that a large portion of our tenants and borrowers will be small and medium-sized businesses that have significant buyout fund ownership and will be well capitalized, with equity constituting between 20% and 40% of their permanent capital. We expect that other tenants and borrowers will be family-owned businesses that have built significant equity from paying down the mortgage loans securing their real estate or through the appreciation in the value of their real estate. We seek to enter into triple net leases having terms of approximately 15 years, with rent increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At September 30, 2004, we owned eight properties and had one mortgage loan. We have also acquired four properties, from a single seller, subsequent to September 30, 2004. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or mortgage financing in an effort to build our portfolio.

     We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003, which we refer to as our “Operating Partnership.” We control our Operating Partnership through our wholly owned subsidiary Gladstone Commercial Partners, LLC, which serves as the Operating Partnership’s sole general partner, and we also own all limited partnership units of our Operating Partnership. We expect our Operating Partnership to issue limited partnership units from time to time in exchange for industrial and commercial real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of gains until they redeem the limited partnership units. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time. Whenever we issue common stock for cash, we will be obligated to contribute any net proceeds we receive from the sale of the stock to our Operating Partnership and our Operating Partnership will, in turn, be obligated to issue an equivalent number of limited partnership units to us. Our Operating Partnership will distribute the income it generates from its operations to Gladstone Commercial Partners, LLC and its limited partners, including us, on a pro rata basis. We will, in turn, distribute the amounts we receive from our Operating Partnership to our stockholders in the form of quarterly cash distributions. We have historically operated, and intend to continue to operate, so as to qualify as a REIT for federal tax purposes, thereby generally avoiding federal and state income taxes on the distributions we make to our stockholders.

     Gladstone Management Corporation, a registered investment adviser and an affiliate of ours, serves as our external adviser (our “Adviser”). Our Adviser is responsible for managing our business on a day-to-day basis and for identifying and making acquisitions and dispositions that it believes meet our investment criteria.

Recent Events

     On July 6, 2004, we acquired a 228,000 square foot commercial warehouse and manufacturing building in Canton, North Carolina for $5.2 million including transaction costs and the purchase was funded using a portion of the net proceeds of our initial public offering. Upon acquisition of the property, we extended a twenty year triple net lease with the sole tenant, with a provision whereby the tenant may purchase the property from us on or around the fifth anniversary of the purchase date for $5.6 million. The lease provides for annual rent of $494,000, with approximately $124,000 of base rents due during the remaining months of 2004 with prescribed escalations thereafter..

     On August 5, 2004, we acquired two separate properties from a single seller: a 290,000 square foot commercial warehouse building in Snyder Township, Pennsylvania; and a 154,000 square foot commercial warehouse building located in Lexington, North Carolina. These two properties were acquired for an aggregate cost to us of $10.2 million in cash, including transaction costs, and the purchase was funded using a portion of the net proceeds from our initial public offering. Each building is a single tenant facility and each was fully occupied at the time of purchase under previously existing leases with remaining terms of approximately five years, which were assigned to us at the time of purchase. Both leases contain an option to renew for an additional five years. The leases provide for an aggregate annual rent of $1,268,000, with approximately $317,000 of base rents due during the remaining months of 2004.

     On September 16, 2004, we acquired a 51,993 square foot flexible office building in Austin, Texas for $7.9 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from our initial public offering. Upon acquisition of the property, we were assigned the remainder of an eleven year triple net lease with the sole tenant. The lease provides for annual rent of $688,000, with approximately $153,000 of base rents due during the remaining months of 2004 with prescribed escalations thereafter.

     On October 15, 2004, we acquired four separate properties from a single seller: a 233,275 square foot commercial manufacturing building in Mt. Pocono, Pennsylvania; a 25,797 square foot commercial manufacturing building located in Norfolk, Virginia; a 42,490 square foot commercial manufacturing building located in Montreal, Quebec; and a 99,981 square foot commercial manufacturing building located in Granby, Quebec. These four properties were acquired for an aggregate cost to us of $12.8 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from our initial public offering. Each building is a single tenant facility and each was fully occupied at the time of purchase under previously existing leases with remaining terms of approximately 17 years, which were assigned to us at the time of purchase. The leases provide for an aggregate annual rent of $1,206,000, with approximately $258,000 of base rents due during the remaining months of 2004 with prescribed escalations thereafter.

Expenses

     Prior to October 1, 2004, our Adviser had an expense sharing arrangement with Gladstone Capital Advisers, a wholly-owned subsidiary of our affiliate, Gladstone Capital Corporation, through which our entire workforce was employed. Under that relationship, our Adviser reimbursed Gladstone Capital Advisers for a portion of Gladstone Capital Advisers’ total payroll and benefits expenses (based on the percentage of total hours worked by Gladstone Capital Advisers’ employees on our matters on an employee-by-employee basis) and a portion of Gladstone Capital Advisers’ total overhead expense (based on the percentage of total hours worked by all Gladstone Capital Advisers’ employees on our matters). In turn, subject to the terms and conditions of our advisory agreement, our Adviser passed these charges on to us. Effective October 1, 2004, the expense sharing arrangement with Gladstone Capital Advisers was terminated, and all of our personnel are now directly employed by our Adviser. The termination of the arrangement between our Adviser and Gladstone Capital Advisers is not expected to materially change the level of our expenses.

     During the three and nine months ended September 30, 2004, payroll and benefits expenses, which are part of the management fee paid to our adviser, were approximately $247,000 and $628,000, respectively. The actual amount of payroll and benefits expenses which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2004 this amount will be approximately $875,000. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe will be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement of our Adviser for our share of its payroll and benefits expenses could be materially greater that we currently project.

     During the three and nine months ended September 30, 2004, the amount of overhead expenses that we reimbursed our Adviser was approximately $68,000 and $196,000, respectively. The actual amount of overhead expenses for which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2004 this amount will be approximately $275,000.

     Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, tax preparation, consulting and related fees. During the three and nine months ended September 30, 2004, the total amount of these expenses that we incurred was approximately $174,000 and $868,000, respectively.

     In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the three and nine months ended September 30, 2004, we passed all such fees along to our tenants, and accordingly we did not incur any such fees during this time. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.

Critical Accounting Policies

     Management believes our most critical accounting policies are revenue recognition (including straight-line rent), purchase price allocation, accounting for our investments in real estate, provision for loans losses, the accounting for our derivative and hedging activities, if any, income taxes and stock based compensation. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Revenue Recognition

     Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the initial term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, straight-line basis accounting will require us to record as an asset, and include in revenues, deferred rent receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet represents the cumulative difference between rental revenue as recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, our management must determine, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

     Management considers its loans and other lending investments to be held-for-investment. We reflect held-for-investment investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. On occasion, we may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as yield adjustments. If loans with premiums, discounts, loan origination or exit fees are prepaid, we immediately recognize the unamortized portion as a decrease or increase in the prepayment gain or loss.

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

     Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from six to eighteen months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

     We amortize the value of in-place leases to expense over the initial term of the respective leases, which generally range from five to twenty years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

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

Provision for Loan Losses

     Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans we have made based upon our evaluation of known and inherent risks associated with our private lending assets. We have extended one mortgage loan and have not experienced any actual losses in connection with our lending investments. Management reflects provisions for loan losses on a portfolio basis based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Actual losses, if any, could ultimately differ from these estimates.

Accounting for Derivative Financial Investments and Hedging Activities

     We will account for our derivative and hedging activities, if any, using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 149, which requires all derivative instruments to be carried at fair value on the balance sheet.

     Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS 133. As of September 30, 2004, we were not a party to any separate derivatives contract. Certain of our leases and loans contain embedded derivatives which do not require separate accounting.

Income Taxes

     Our financial results generally do not reflect provisions for current or deferred income taxes. Management believes that we have operated and will operate in a manner that will allow us to qualify as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders.

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

Results of Operations

For the three months ended September 30, 2003

     Results of operations for the three months ended September 30, 2003 are not comparative because operations had only recently begun and there was minimal activity during this period.

For the three months ended September 30, 2004

Revenues

     For the three months ended September 30, 2004, we earned $1,066,076 of rental revenue, representing: three months of rent from our Raleigh, North Carolina property, Canton, Ohio property, Akron, Ohio property, and Charlotte, North Carolina property; approximately three months of rent from our Canton, North Carolina property acquired on July 6, 2004; approximately two months of rent from our Lexington, North Carolina and Snyder Township, Pennsylvania properties acquired on August 5, 2004; and approximately two weeks of rent from our Austin, Texas property acquired on September 16, 2004.

     We recorded interest income of $284,659 for the three months ended September 30, 2004, which represents interest income on the mortgage loan that we extended for the purchase of a Sterling Heights, Michigan commercial property.

Expenses

     Operating expenses for the three months ended September 30, 2004 were $820,663. Operating expenses mainly consist of the management advisory fee, depreciation and amortization, and general and administrative expenses. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement. For the three months ended September 30, 2004, the management advisory fee was $333,825.

     Because we have only recently begun our operations, we do not believe that our current level of operating expenses relative to revenues is indicative of our operating expenses in the future. As we begin to expand our real estate investments, we expect our revenues and operating expenses to increase and that ultimately our annual management advisory fee will be approximately 2% of our invested assets.

     Depreciation and amortization expenses of $313,032 were recorded for the three months ended September 30, 2004. General and administrative expenses were $173,806 for the three months ended September 30, 2004 and consisted mainly of incurred insurance expense for directors and officers insurance, as well as general insurance, directors fees, professional fees (consisting of legal and accounting fees), and also stockholder-related expenses.

Interest Income

     During the three months ended September 30, 2004, we earned interest income on cash and cash equivalents of $153,716. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills. As we increase our portfolio of investments in real estate and mortgage loans with cash on hand, we anticipate that the interest earned on cash and cash equivalents will decrease.

     During the three months ended September 30, 2004, we earned interest income on employee loans of $1,250. This interest represents the interest earned on loans extended to employees in connection with the exercise of employee stock options. These loans are granted at a fair market interest rate of 5.0%, which is approved by our Board of Directors.

Net Income

     For the three months ended September 30, 2004, we recorded net income of $685,038. Based on the basic and diluted weighted average common shares outstanding of 7,648,250 and 7,697,079, respectively, for the three months ended September 30, 2004, the basic and diluted earnings per weighted average common share was $0.09.

For the period from February 14, 2003 (inception) to September 30, 2003

     Results of operations for the period from February 14, 2003 (inception) to September 30, 2003 are not comparative because operations had only recently begun and there was minimal activity during this period.

For the nine months ended September 30, 2004

Revenues

     For the nine months ended September 30, 2004, we earned $1,667,538 of rental revenue, representing: nine months of rent from our Raleigh, North Carolina property; approximately eight months of rent from our Canton, Ohio property acquired in January 2004; approximately five months of rent from our Akron, Ohio property acquired in April 2004; three months of rent from our Charlotte, North Carolina property acquired in June 2004; approximately three months of rent from our Canton, North Carolina property acquired on July 6, 2004; approximately two months of rent from our properties purchased in Lexington, North Carolina and Snyder Township, Pennsylvania on August 5, 2004; and approximately two weeks of rent from our Austin, Texas property acquired on September 16, 2004.

     We recorded interest income of $697,059 for the nine months ended September 30, 2004, which represents approximately eight months of interest income on the mortgage loan that we extended in February 2004 for the purchase of a Sterling Heights, Michigan commercial property.

Expenses

     Operating expenses for the nine months ended September 30, 2004 were $2,230,539. Operating expenses mainly consist of the management advisory fee, depreciation and amortization, and general and administrative expenses. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits as well as general overhead cost to our Adviser in accordance with the terms of the advisory agreement. For the nine months ended September 30, 2004, the management advisory fee was $843,360.

     Because we have only recently begun our operations, we do not believe that our current level of operating expenses relative to revenues is indicative of our operating expenses in the future. As we begin to expand our real estate investments, we expect our revenues and operating expenses to increase and that ultimately our annual management advisory fee will be approximately 2% of our invested assets.

     Depreciation and amortization expenses of $519,133 were recorded for the nine months ended September 30, 2004. General and administrative expenses were $868,046 for the nine months ended September 30, 2004 and consisted mainly of incurred insurance expense for directors and officers insurance, as well as general insurance, directors fees, professional fees (consisting of legal and accounting fees), and also stockholder-related expenses such as the printing of our 2003 annual report.

Interest Income

     During the nine months ended September 30, 2004, we earned interest income on cash and cash equivalents of $488,701. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills. As we increase our portfolio of investments in real estate and mortgage loans with cash on hand, we anticipate that the interest earned on cash and cash equivalents will decrease.

     During the nine months ended September 30, 2004, we earned interest income on employee loans of $1,250. This interest represents the interest earned on loans extended to employees in connection with the exercise of employee stock options. These loans are granted at a fair market interest rate of 5.0%, which is approved by our Board of Directors.

Net Income

     For the nine months ended September 30, 2004, we recorded net income of $624,009. Based on the basic and diluted weighted average common shares outstanding of 7,644,099 and 7,703,504, respectively, for the nine months ended September 30, 2004, the basic and diluted earnings per weighted average common share was $0.08.

Liquidity and Capital Resources

Cash and Cash Equivalents

     At September 30, 2004, we had approximately $41.3 million in cash and cash equivalents available to make investments and fund our continuing operations, a decrease of $57.7 million from $99.0 million at December 31, 2003. The funds on hand were predominantly raised though our initial public offering in 2003.

Operating Activities

     Net cash provided by operating activities during the nine months ended September 30, 2004 was approximately $1.1 million, consisting primarily of net income, increases in rent received in advance and security deposits and an increase in accrued expenses and accounts payable, partially offset by a decrease in amounts due our Adviser, increases in mortgage interest receivable, increases in deferred rent receivable and an increase in other assets. Net cash used in operating activities during the period February 14, 2003 (inception) through September 30, 2003 was $340,717, consisting primarily of an increase in prepaid expenses.

Investing Activities

     Net cash used in investing activities during the nine months ended September 30, 2004 was $56.9 million, which consisted of our purchase of the Canton, Ohio commercial office and warehouse property in January 2004, the Akron, Ohio commercial office and laboratory space in April 2004, the Charlotte, North

Carolina commercial office space in June 2004, the Canton, North Carolina commercial warehouse and manufacturing property in July 2004, the Lexington, North Carolina and Snyder Township, Pennsylvania properties purchased in August of 2004, the Austin, Texas flexible office space in September 2004, and our extension of a mortgage loan of approximately $11.2 million on the Sterling Heights, Michigan commercial property in February 2004.

     On October 15, 2004, we purchased four separate properties, from a single seller, for a total purchase price of $12.8 million, utilizing available cash on hand.

Financing Activities

     Net cash used in financing activities for the nine months ended September 30, 2004 was approximately $1.9 million. These amounts consisted primarily of the dividend payments to our stockholders of $1.9 million. Net cash provided by financing activities was approximately $105 million for the period from inception through September 30, 2003 and consisted of the net proceeds from the initial public offering and the initial issuance of common stock from our founder in connection with our formation.

Future Capital Needs

     We had a purchase commitment for four separate properties owned by a single seller at September 30, 2004 in the aggregate amount of $12.8 million, the purchase of which closed on October 15, 2004. The purchase commitments included properties where a deposit had been placed on the respective real estate as of September 30, 2004.

     As of November 4, 2004, we have invested approximately $75.4 million, or 71.8%, of the net proceeds from our initial public offering in real properties and mortgage loans. Investments in twelve real properties account for approximately $64.2 million of the currently invested net proceeds, and an investment in one mortgage loan accounts for approximately $11.2 million of the currently invested net proceeds. During the remainder of 2004 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. We expect to finance these activities as we have in the past, using the funds on hand predominately raised through our initial public offering in 2003. We anticipate that the remaining net proceeds will be sufficient to fund our real estate investments for the foreseeable future. However, once the net proceeds of our initial public offering have been substantially fully invested, we intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with a mortgage on some or all of our real property. If we were unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We also may issue additional equity securities in the future to finance future investment although there can be no assurance that we would be able to do so on favorable terms if at all.

Funds from Operations

     The National Association of Real Estate Investment Trusts (NAREIT) developed Funds from Operations (“FFO”), as a relative non-GAAP (Generally Accepted Accounting Principles in the United States) financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

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

     The following table provides a reconciliation of our FFO for the three and nine months ended September 30, 2004 to the most directly comparable GAAP measure, net income, and a computation of diluted FFO per weighed average common share and diluted net income per weighted average common share.

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2004	2004
Net income	$685,038	$624,009
Real estate depreciation and amortization	313,032	519,133

Funds from operations	998,070	1,143,142

Weighted average shares outstanding — diluted	7,697,079	7,703,504
Diluted net income per weighted average common share	$0.09	$0.08

Diluted funds from operations per weighted average common share	$0.13	$0.15

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

     As of September 30, 2004, our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective in timely alerting management of material information about the company required to be included in our periodic Securities and Exchange Commission filings. However, while evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control over Financial Reporting

     There were no changes in internal controls for the period ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor any of our subsidiaries are currently subject to any material legal proceedings nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 7, 2004, we issued and sold 25,000 shares of common stock to an employee upon exercise of an option granted under our 2003 Equity Incentive Plan. The employee exercised his option by delivering a promissory note for the full purchase price. The principal amount of the promissory note was $375,000. We issued these shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 promulgated therunder.

As of September 30, 2004, we had invested approximately $62.5 million of the net proceeds from our initial public offering in eight real properties and one mortgage loan. As of September 30, 2004, we had used approximately $2.3 million in our operating activities, of which approximately $1.2 million has been paid to our Adviser (which is an affiliate of ours) in partial payment of amounts owed under our advisory agreement. As of September 30, 2004, substantially all of the remaining net proceeds from our initial public offering were invested in short-term, investment grade, interest-bearing instruments.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were voted on during the three months ended September 30, 2004.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE COMMERCIAL CORPORATION

By:	/s/ Harry Brill

Harry Brill
Chief Financial Officer

Date:	November 3, 2004

Exhibit Index

Exhibit	Description of Document
3.1†	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.2†	Bylaws of the Registrant, incorporated by reference to the Registrant, incorporated by reference to the registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

11	Computation of earnings (loss) per common share (included in the notes to the unaudited financial statements contained in this report.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed.