Form 10-K
period 2004-12-31
GLADSTONE COMMERCIAL CORP
filed 2005-03-08
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50363

GLADSTONE COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1616 ANDERSON ROAD, SUITE 208
MCLEAN, VIRGINIA 22102
(Address of principal executive office)
(703) 286-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2004, based on the closing price on that date of $16.50 on the Nasdaq National Market, was $123,080,974. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of March 7, 2005 was 7,667,000.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

Item 1. Business

Overview

     Gladstone Commercial Corporation was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans and we expect that a portion of our tenants and borrowers will be small and medium-sized businesses having significant buyout fund ownership and we expect that other tenants and borrowers will be family-owned businesses that have built significant equity from paying down the mortgage loans securing their real estate or through the appreciation in the value of their real estate. We believe that a number of our tenants will be corporations that do not have publicly rated debt, and we will buy the real estate from the company or from an owner that wishes to sell for personal reasons. We seek to enter into purchase agreements for real estate that have triple net leases with terms of approximately 15 years, and with rent increases built into the leases. We currently own a total of fourteen properties, which we are leasing to tenants under triple net leases ranging from 5 to 20 years. We also currently hold one mortgage loan, which is scheduled to mature in approximately nine years.

     We conduct substantially all of our activities through, and all of our properties are held through Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003 that we refer to herein as our “Operating Partnership.” We control our Operating Partnership through our wholly owned subsidiary Gladstone Commercial Partners, LLC, which serves as general partner of our Operating Partnership, and we also currently own all limited partnership units of our Operating Partnership. We expect our Operating Partnership to issue limited partnership units from time to time in exchange for industrial and commercial real property, which is triple net leased. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time.

     Our Operating Partnership is also the sole member of Gladstone Lending, LLC, which we refer to herein as “Gladstone Lending.” Gladstone Lending is a Delaware limited liability company formed on January 27, 2004. Gladstone Lending was created to hold all real estate mortgage loans issued by our Operating Partnership.

Significant Recent Developments

          On January 30, 2004, we acquired a 54,018 square foot commercial office and warehouse building in Canton, Ohio for an aggregate acquisition cost of $3.65 million (including transaction costs). This building has been leased to one tenant under a 10 year triple net lease. The monthly lease payments are the greater of the one month London InterBank Offered Rate (“LIBOR”) rate plus 6 percent per year or 9.25% multiplied by the purchase price. The lease provides for annual rents of approximately $338,000, based upon the current interest rate of 9.25%.

          On February 18, 2004, we extended a mortgage loan in the amount of $11.17 million for the purchase of a commercial property in Sterling Heights, Michigan. This 10 year mortgage loan, collateralized by the Sterling Heights property, accrues interest at the greater of 10% per year or the one month LIBOR rate plus four percent per year.

          On April 29, 2004, we purchased an 83,891 square foot commercial office and laboratory space in Akron, Ohio for $9.3 million. The property is currently leased to two tenants under separate triple net leases. The first lease occupies 79% of the property, has a remaining term of eleven years, and provides for annual rent of $795,000 in 2005, with prescribed escalations thereafter. The second lease occupies 21% of the property, has a remaining term of five years and provides annual rent of $203,000 in 2005, with prescribed escalations thereafter.

     On June 30, 2004, we acquired a 64,500 square foot commercial office space building in Charlotte, North Carolina for $9.3 million including transaction costs. Upon acquisition of the property, we extended a fifteen year triple net lease with the sole tenant. The lease provides for annual rents of approximately $903,000.

     On July 6, 2004, we acquired a 228,000 square foot commercial warehouse and manufacturing building in Canton, North Carolina for $5.2 million, including transaction costs. Upon acquisition of the property, we extended a twenty year triple net lease with the sole tenant, with a provision whereby the tenant may purchase the property from us on or around the fifth anniversary of the purchase date for $5.6 million. The lease provides for annual rents of approximately $494,000 in 2005, with prescribed escalations thereafter.

     On August 5, 2004, we acquired two separate properties from a single seller: a 290,000 square foot commercial warehouse building in Snyder Township, Pennsylvania; and a 154,000 square foot commercial warehouse building located in Lexington, North Carolina. These two properties were acquired for an aggregate cost of $10.2 million in cash, including transaction costs. Each building is a single tenant facility and each was fully occupied at the time of purchase under previously existing leases with remaining terms of approximately five years, which were assigned to us at the time of purchase. Both leases contain an option to renew for an additional five years. The leases provide for aggregate annual rents of approximately $1,268,000 ($870,000 from the Pennsylvania property and $398,000 from the North Carolina property).

     On September 16, 2004, we acquired a 51,993 square foot flexible office building in Austin, Texas for $7.9 million, including transaction costs. Upon acquisition of the property, we were assigned an eleven year triple net lease with the sole tenant. The lease provides for annual rents of approximately $716,000 in 2005, with prescribed escalations thereafter.

     On October 15, 2004, we acquired four separate properties from a single seller: a 233,275 square foot commercial manufacturing building in Mt. Pocono, Pennsylvania; a 25,797 square foot commercial manufacturing building located in Norfolk, Virginia; a 42,490 square foot commercial manufacturing building located in Montreal, Quebec; and a 99,981 square foot commercial manufacturing building located in Granby, Quebec. These four properties were acquired for an aggregate cost of $12.8 million, including transaction costs. Each building is a single tenant facility and each was fully occupied at the time of purchase under previously existing leases with remaining terms of approximately 17 years, which were assigned to us at the time of purchase. The leases provide for aggregate annual rents of $1,218,000 through 2006, with prescribed escalations thereafter. The breakdown of the annual rents is as follows: $584,000 from the Pennsylvania property, $96,000 from the Virginia property, $188,000 from the Montreal property (based on the US dollar – Canadian dollar exchange rate at December 31, 2004), and $350,000, from the Granby property (based on the current US dollar – Canadian dollar exchange rate at December 31, 2004).

     On February 10, 2005, we acquired a 60,245 square foot flexible office building in San Antonio, Texas for $9.0 million, including transaction costs. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The lease provides for annual rents of approximately $753,000 through 2008, with prescribed escalations thereafter.

     On February 10, 2005, we acquired a 39,000 square foot industrial building in Columbus, Ohio for $3.4 million, including transaction costs. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately ten year at the time of assignment. The lease provides for annual rents of approximately $318,000 through 2006, with prescribed escalations thereafter.

     Each of the foregoing investments was funded using a portion of the net proceeds from our initial public offering, which we completed in August 2003.

Our Investment Objectives and Our Strategy

     Our principal investment objectives are to generate income from rental properties, which we will pay out to our stockholders in the form of monthly cash distributions that we intend to grow over time, and to increase the value of our common stock. Our primary strategy to achieve our investment objectives is to invest in and own a diversified portfolio of leased industrial and commercial real estate that we believe will produce stable cash flow and increase in value. We expect to sell some of our real estate assets from time to time when our external adviser, Gladstone Management Corporation, which we refer to in this report as our “Adviser,” determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing commercial or industrial real estate, which loans may have some form of equity participation. Additionally, we may purchase mortgage-backed securities, including mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in or obligations backed by pools of mortgage loans.

     Our strategy includes the use of leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. Our board of directors has adopted a policy that our aggregate borrowing will not result in a total debt to total equity ratio greater than two-to-one, but we are not otherwise limited with respect to the amount of leverage that we may use for the acquisition of any specific property. We intend to use non-recourse financing that will allow us to limit our loss exposure on any property to the amount of equity invested in that property. In February 2005, we entered into an agreement with a syndicate of banks for a short-term line of credit of up to $50 million dollars. Some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio.

Investment Policies and Policies with Respect to Certain Activities

Types of Investments

Overview

     Once we have invested the net proceeds from our initial public offering, we intend that substantially all of our investments will be income-producing real property or mortgage loans. We expect that the vast majority of our investments will be structured as net leases, but if a net lease would have an adverse impact on a potential tenant, or would otherwise be inappropriate for us, we may structure our investment as a mortgage loan. We anticipate that acquired property will be either improved or, if under development, near completion. Investments are not restricted as to geographical areas, but we expect that most of our investments in real estate will be made within the United States. To date, we have acquired two properties in Canada. Our stockholders are not afforded the opportunity to evaluate the economic merits of our investments or the terms of any dispositions of properties. See “Risk Factors—Our success will depend on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.”

     We anticipate that we will make substantially all of our investments through our Operating Partnership and Gladstone Lending. Our Operating Partnership and Gladstone Lending may acquire interests in real property or mortgage loans in exchange for the issuance of limited partnership units, for cash or through a combination of both. Units issued by our Operating Partnership will be redeemable for cash or, at our election, shares of our common stock on a one-for-one basis at any time. However, we may in the future also conduct some of our business and hold some of our interests in real properties or mortgage loans through one or more wholly owned subsidiaries, each classified as a “qualified REIT subsidiary.”

Property Acquisitions and Net Leasing

     We anticipate that a majority of the properties we purchase will be acquired from companies that will simultaneously lease the properties back from us. These sale-leaseback transactions generally provide the tenants with an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling securities. We anticipate that some of our sale-leaseback transactions will be in conjunction with acquisitions, recapitalizations or other corporate transactions affecting our tenants. We may act as one of several sources of financing for these transactions by purchasing one or more properties from the tenant and by net leasing it to the tenant or its successor in interest. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors-Highly leveraged tenants or borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.”

     In some circumstances, we may grant a tenant an option to purchase the property that the tenant leases from us. In these cases, we would generally seek to fix the option purchase price at the greater of our purchase price for the property and the fair market value of the property at the time the option is exercised.

     We intend to own primarily single-tenant commercial and industrial real property, either existing or under construction. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. In most cases, the leases will be “triple net leases” that require the tenant to pay all the operating costs, costs of maintenance, insurance and real estate taxes on the property. We seek to obtain lease terms of approximately 10 to 15 years, with rent increases built into the leases. In most cases, our leases will be approved by our Adviser’s investment committee and our board of directors. Our board of directors has adopted a policy that we will not make an investment in any individual property with a cost in excess of 20% of our total assets at the time of investment. However, our board of directors may amend or waive this policy at any time or from time to time.

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

     To the extent that we invest in mortgage loans, we will generally originate those loans. However, we may also purchase mortgage loans from other lenders if consistent with our investment objectives. Our Adviser will service the mortgage loans in our portfolio by monitoring the collection of monthly principal and interest payments on our behalf. From time to time, we may sell mortgage loans that we hold to third parties; however, we do not intend to engage in warehousing of mortgage loans.

Underwriting Criteria and Due Diligence Process

Underwriting of the Tenant or Borrower

     We consider underwriting the real estate and the tenant for the property (or the borrower of a mortgage loan) to be the most important aspect of making an investment. Evaluating the creditworthiness of the tenant or borrower and its ability to generate sufficient cash flow to make payments to us pursuant to the lease or the mortgage loan is the most important aspect of our underwriting procedures. The following is a list of criteria that our Adviser considers when underwriting leases and mortgage loans on our behalf (all criteria may not be present for each lease or mortgage loan that we make):

•	property that is a necessary part of the tenant’s operations;

•	tenants or borrowers with annual revenue of $25 to $500 million or more;

•	property acquisition cost or value between $3 million and $15 million;

•	tenants or borrowers with demonstrated profitability and cash flow or that plan to achieve profitability consistent with our underwriting criteria;

•	tenants or borrowers with earnings between 2 and 3.5 times lease payments or greater;

•	tenants or borrowers with a risk rating on our ten-point risk rating scale (See “Risk Rating System”) of at least 4, which approximates a B3 or B- credit rating from national credit ratings agencies (for those tenants or borrowers without publicly rated debt);

•	tenants or borrowers whose debt is rated at least B3 or B- by a national credit ratings agency (for those tenants or borrowers with publicly rated debt);

•	triple net lease structures in which the tenant will be responsible for the maintenance, insurance, taxes, and other operating costs on the property;

•	leases with annual rent increases, such as cost of living adjustments;

•	tenants with bank lending relationships in place and that are on good terms with their lenders;

•	tenants or borrowers that have significant buyout fund ownership;

•	property that has had a Member Appraisal Institute, or MAI, appraisal that is not substantially below our purchase price; and

•	property that has been screened for alternative uses.

     In analyzing potential acquisitions of properties, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether a potential acquisition and lease can be structured to satisfy our acquisition criteria. Our Adviser also considers the following factors when evaluating a potential sale-leaseback transaction:

•	Tenant Evaluation. Our Adviser evaluates each potential tenant for its creditworthiness, considering factors such as management experience, industry position and fundamentals, operating history and capital structure. Whether or not a prospective tenant is creditworthy will be determined by our Adviser. A prospective tenant that is creditworthy does not necessarily mean that we will consider the tenant’s property to be “investment grade.” Our Adviser will seek tenants that are small or medium-sized businesses, that are owned by buyout funds. We believe that there is currently a shortage of capital available for tenants with these types of credit profiles. Our Adviser’s investment professionals, including David Gladstone (our chairman and chief executive officer), Terry Lee Brubaker (our president and chief operating officer) and George Stelljes III (our executive vice president and chief investment officer), have substantial experience in locating and financing these types of companies. By leasing properties to these tenants, we believe that we will

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

•	Leases with Increasing Rent. Our Adviser seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases will be fixed or will be tied generally to increases in indices such as the consumer price index.

•	Diversification. Our Adviser will attempt to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic region.

•	Property Valuation. The business prospects for the tenant and the financial strength of the tenant will be an important aspect of the evaluation of any sale and leaseback of property, particularly a property that is specifically suited to the needs of the tenant. We generally require monthly unaudited and annual audited financial statements of the tenant in order to continuously monitor performance of the property, and evaluate the financial capability of the tenant and its ability to perform the terms of the purchase and leaseback agreement. Where appropriate, we also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. We then compute the value of the property based on historical and projected operating results and evaluate the potential for value appreciation in such property.

•	Properties Important to Tenant Operations. Our Adviser generally seeks to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better protection in the event a tenant becomes bankrupt, since leases on properties essential or important to the operations of a bankrupt tenant are generally less likely to be rejected in the bankruptcy or otherwise terminated.

•	Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser will attempt to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions will protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. We generally also seek covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•	Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate parent. We believe that this credit enhancement, if obtained, will provide us with additional financial security. In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant generally will be a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant and case by case basis. Therefore, general standards for creditworthiness cannot be applied.

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

Risk Rating System

     In evaluating each transaction that it considers for investment, our Adviser seeks to assess the risk associated with the potential tenant or borrower. For companies that have debt that has been rated by a national credit ratings agency, our Adviser uses the rating as determined by such ratings agency. For companies that do not have publicly rated debt, our Adviser calculates and assigns to our borrowers and tenants a risk rating under our ten-point risk rating scale. Our risk rating system is designed to assess qualitative and quantitative risks associated with our prospective tenants and borrowers. We have developed our risk rating system to approximate the risk rating systems of major credit ratings agencies. While we seek to mirror the systems of these credit ratings agencies, we cannot assure you that our risk rating system provides the same risk rating for a particular tenant or borrower as a credit ratings agency would. The following chart is an estimate of the relationship of our risk rating system to the designations used by two credit ratings agencies to rate the risk of public debt securities of major companies. Because we have established our system to rate the risk associated with mortgage loans and real estate leases to private companies that are unrated by any credit ratings agency, we cannot assure you that the correlation between our system and the credit ratings set out below is accurate.

	First	Second
Our	Ratings	Ratings
System	Agency	Agency	Description (a)
>10	Baa2	BBB	Probability of default during the next ten years is 4% and the expected loss is 1% or less

10	Baa3	BBB-	Probability of default during the next ten years is 5% and the expected loss is 1% to 2%

9	Ba1	BB+	Probability of default during the next ten years is 10% and the expected loss is 2% to 3%

8	Ba2	BB	Probability of default during the next ten years is 16% and the expected loss is 3% to 4%

7	Ba3	BB-	Probability of default during the next ten years is 17.8% and the expected loss is 4% to 5%

6	B1	B+	Probability of default during the next ten years is 22% and the expected loss is 5% to 6.5%

5	B2	B	Probability of default during the next ten years is 25% and the expected loss is 6.5% to 8%

4	B3	B-	Probability of default during the next ten years is 27% and the expected loss is 8% to 10%

3	Caa1	CCC+	Probability of default during the next ten years is 30% and the expected loss is 10% to 13.3%

	First	Second
Our	Ratings	Ratings
System	Agency	Agency	Description (a)
2	Caa2	CCC	Probability of default during the next ten years is 35% and the expected loss is 13.3% to 16.7%

1	Caa3	CC	Probability of default during the next ten years is 65% and the expected loss is 16.7% to 20%

0	N/a	D	Probability of default during the next ten years is 85%, or there is a payment default, and the expected loss is greater than 20%

(a)	the default rates set forth above assume a ten year lease or mortgage loan. If the particular investment has a term other than ten years, the probability of default is adjusted to reflect the reduced risk associated with a shorter term or the increased risk associated with a longer term.

As stated above, we generally anticipate entering into transactions with tenants or borrowers that have a risk rating of at least 4 based on the above scale or, for tenants or borrowers whose debt rating is at least B3 or B-. Once we have entered into a transaction, we periodically re-evaluate the risk rating, or debt rating as applicable, of the investment for purposes of determining whether we should increase our reserves for loan losses or allowance for uncollectible rent. To date there have been no allowances for uncollectible rent or reserves for loan losses. Our board of directors may alter our risk rating system from time to time.

Underwriting of the Real Estate and Due Diligence Process

     In addition to underwriting the tenant or borrower, we will also underwrite the real estate owned, or securing our mortgage, by the tenant or borrower. On our behalf, our Adviser performs a due diligence review with respect to each property, such as an evaluation of the physical condition of a property and an environmental site assessment, in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition, although there can be no assurance that hazardous substances or wastes (as defined by present or future federal or state laws or regulations) will not be discovered on the property after we acquire it. See “Risk Factors-Potential liability for environmental matters could adversely affect our financial condition.”

     Our Adviser also reviews the structural soundness of the improvements on the property and may engage a structural engineer to review all aspects of the structures in order to determine the longevity of each building on the property. This review would also include the components of each building, such as the roof, the electrical wiring, the heating and air-conditioning system, the plumbing and various other aspects such as compliance with state and federal building codes.

     Our Adviser also physically inspects the real estate and surrounding real estate in order to determine the value of the real estate. All of our Adviser’s due diligence is aimed at arriving at a valuation of the real estate if it was not rented to the tenant we are considering. The real estate valuations our Adviser performs will consider one or more of the following items, but may not consider all of them:

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

     In addition, our Adviser supplements its valuation with a real estate appraisal in connection with each investment that we consider. When appropriate, our Adviser may engage experts to undertake some or all of the due diligence efforts described above.

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

     In the event that we make or invest in a mortgage loan, we will generally require a mortgagee’s title insurance policy or commitment as to the lien priority of a mortgage or the condition of title in connection with each mortgage loan. We will obtain an independent appraisal for underlying real property, although our Adviser generally will rely on its own independent analysis and not exclusively on an appraisal in determining whether or not to make or invest in a particular mortgage loan. We believe that appraisals are merely estimates of value and should not be relied upon exclusively as measures of true worth or realizable value. In making mortgage loans that, when combined with existing loans that are on a parity with or senior to our mortgage loan, exceed 85% of the appraised value of any underlying real property, our Adviser will consider additional underwriting criteria such as the net worth of the borrower, the borrower’s credit rating, if any, the anticipated cash flow of the borrower, any additional collateral or other credit enhancements provided by the borrower or its affiliates and other factors our Adviser deems appropriate. Where we think it is appropriate we may make mortgage loans that are subordinated to a first mortgage on a property. For example, if the property is subject to an economic development loan as a first mortgage at a particularly low interest rate, we may make a second mortgage loan on the property. However, we will not make a second mortgage loan on any property that we would not consider owning, subject to existing senior financing, and leasing to the tenant.

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

     To the extent we receive warrants or other rights to purchase stock in connection with our investments in properties, we will exercise these rights only if the value of the underlying stock at the time the rights are exercised exceeds the exercise price of the right. Payment of the exercise price would not be deemed an investment that would be subject to the above described limitations. We may borrow funds to pay the exercise price on warrants or other rights or may pay the exercise price from funds held for working capital and then repay the loan or replenish the working capital upon the sale of the securities or interests purchased. We will not pay distributions to stockholders out of the proceeds of the sale of any equity interests until any funds borrowed to purchase the equity interests have been fully repaid. We will only invest in equity interests which our Adviser believes will appreciate in value. There can be no assurance, however, that this expectation will be realized.

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

Temporary Investments

     There can be no assurance as to when the remaining portion of our equity capital may be fully invested in real properties and mortgage loans. As of March 8, 2005, we have invested approximately $88.3 million, or 84.1 percent, of the net proceeds from our initial public offering in real properties and mortgage loans. Investments in fourteen real properties account for $77.1 million of the currently invested net proceeds, and an investment in one mortgage loan accounts for $11.2 million of the currently invested net proceeds. Pending investment in real properties or mortgage loans, we intend to continue to invest the balance of the net proceeds from our initial public offering in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. We also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code.

     We may purchase interests in mortgage-backed securities, including mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans. Mortgage-backed securities represent interests in cash flows from mortgage loans or interests in other mortgage-backed securities. The securities are often sold in tranches representing at least two rated securities which are usually “AAA” and “A,” and at least one unrated security. We may purchase either rated or unrated securities. To the extent we purchase mortgage-backed securities, we will use the same investment guidelines as if we were purchasing the mortgage loans or real estate underlying these securities. That is, we will seek to generate net income for distribution to our stockholders from the spread between the interest income on mortgage-backed securities and the costs of borrowing to finance the acquisition of these securities.

     If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” Our Adviser will continually review our investment activity and the composition of our portfolio to ensure that we do not come within the application of the Investment Company Act. If we were to be deemed an investment company under the Investment Company Act of 1940, it would result in penalties and additional operating costs.

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

Use of Leverage

Non-recourse financing

     Our strategy is to use long-term borrowings as a financing mechanism in amounts that we believe will maximize the return to our stockholders. We will seek to structure all long-term borrowings as non-recourse loans however, as described below, we may use recourse financing. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower and, as a result, the lender generally may look only to the property securing the debt for satisfaction of the debt. We believe that this financing strategy, to the extent available, will protect our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and there may be circumstances where lenders have recourse to our other assets. There is no limitation on the amount we may borrow against any single investment property. Neither our articles of incorporation nor our bylaws impose any limitation on our borrowing, but our board of directors has adopted a policy limiting our aggregate borrowings to two times our total equity. Our board of directors may change this policy at any time.

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

Recourse financing

Borrowings under our short-term line of credit are recourse financing, which means that our lenders have a claim on our assets in addition to those properties securing the borrowings under the line of credit. We intend to use our existing line of credit as a warehouse line of credit whereby we borrow on a short-term basis until long-term financing can be arranged.

Securitization

     In the future we may use securitization as an additional method of borrowing. In a securitization, our Operating Partnership would contribute assets to a special purpose entity (“SPE”) and the SPE would issue one or more series of security interests or tranches in the SPE. We would seek to have some or all of the tranches of investment certificates rated by nationally recognized securities ratings agencies and would offer and sell the investment certificates, primarily to institutional investors. Depending on the circumstances specific to the transaction, these will be accounted for as financings or sales. The funds received from the sale of investment certificates would be remitted back to our Operating Partnership to be used to acquire additional properties, make additional mortgage loans or to repay existing debt. There can be no assurance that we will be able to utilize this financing technique in the future.

Other Investment Policies

Working Capital Reserves

     We may establish a working capital reserve, which we would anticipate to be sufficient to satisfy our liquidity requirements. Our liquidity could be adversely affected by unanticipated costs, greater-than-anticipated operating expenses or cash shortfalls in funding our distributions. To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be produced from cash generated from operations or through short-term borrowings. In addition, subject to limitations described in this report, we may incur indebtedness in connection with:

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

     We may continually reinvest the proceeds of property sales in investments that either we or our Adviser believe will satisfy our investment policies.

Investment Limitations

     There are numerous limitations on the manner in which we may invest our funds. We have adopted a policy that we will not:

•	invest in real property owned by our Adviser, any of its affiliates or any business in which our Adviser or any of its affiliates have invested except that we may make leases to existing and prospective portfolio companies of current or future affiliates, such as Gladstone Capital Corporation, and entities advised by our Adviser so long as that entity does not control the portfolio company. This policy may not be changed without the approval of our stockholders.

•	invest in commodities or commodity futures contracts, with this limitation not being applicable to futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in properties and making mortgage loans;

•	invest in contracts for the sale of real estate unless the contract is in recordable form and is appropriately recorded in the chain of title;

•	engage in any short sale or borrowing that results in a debt to equity ratio greater than two-to-one;

•	make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets. “Unimproved real property” means property which has the following three characteristics:

o	the property was not acquired for the purpose of producing rental or other operating income;

o	no development or construction is in process on the property; and

o	no development or construction on the property is planned in good faith to commence on the property within one year of acquisition;

•	issue equity securities on a deferred payment basis or other similar arrangement except as set out in our equity incentive plans;

•	issue debt securities in the absence of adequate cash flow to cover debt service;

•	issue “redeemable securities” as defined in Section 2(a)(32) of the Investment Company Act of 1940;

•	grant warrants or options to purchase shares of our stock to our Adviser or its affiliates, except pursuant to our equity incentive plans;

•	engage in trading, as compared with investment activities, or engage in the business of underwriting, or the agency distribution of, securities issued by other persons;

•	invest more than 5% of the value of our assets in the securities of any one issuer if the investment would cause us to fail to qualify as a REIT;

•	invest in securities representing more than 10% of the outstanding securities (by vote or value) of any one issuer if the investment would cause us to fail to qualify as a REIT;

•	acquire securities in any company holding investments or engaging in activities prohibited in the foregoing clauses; or

•	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our affiliates.

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

     Under Maryland law, a contract or other transaction between us and one of our directors or any other entity in which one of our directors is also a director or has a material financial interest is not void or voidable solely on the grounds of the common directorship or interest, the fact that the director was present at the meeting at which the contract or transaction was approved or the fact that the director’s vote was counted in favor of the contract or transaction if:

•	the fact of the common directorship or interest is disclosed to our board of directors or a committee of our board, and our board or the committee authorizes the contract or transaction by the affirmative vote of a majority of the directors not interested in the contract or transaction, even if the disinterested directors do not constitute a quorum of the board or committee;

•	the fact of the common directorship or interest is disclosed to our stockholders entitled to vote on the contract or transaction, and the contract or transaction is approved by a majority of the votes cast by the stockholders entitled to vote on the matter, other than votes of shares owned of record or beneficially by the interested director, corporation, firm or other entity; or

•	the contract or transaction is fair and reasonable to us.

     Our policy also prohibits us from purchasing any property owned by or co-investing with our Adviser, any of its affiliates or any business in which our Adviser or any of its affiliates have invested, except that we may make leases to existing and prospective portfolio companies of current or future affiliates, such as Gladstone Capital Corporation and entities advised by our Adviser, so long as that entity does not control the portfolio company. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek approval of this decision from our stockholders.

Future Revisions in Policies and Strategies

     Our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. The methods of implementing our investment policies also may vary as new investment techniques are developed. The methods of implementing our investment procedures, objectives and policies, except as otherwise provided in our bylaws or articles of incorporation, may be altered by a majority of our directors (including a majority of our independent directors) without the approval of our stockholders, to the extent that our board of directors determines that such modification is in the best interest of the stockholders. Among other factors, developments in the market which affect the policies and strategies mentioned in this report or which change our assessment of the market may cause our board of directors to revise our investment policies and strategies.

Our Adviser

Gladstone Management Corporation

     Our business is managed by our Adviser, Gladstone Management Corporation. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to small and medium-sized businesses, including investing in real estate and making mortgage loans. We have entered into an advisory agreement with our Adviser under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our board of directors from time to time. Prior to entering into the advisory agreement with us, our Adviser conducted only limited operations and had not engaged in any real estate investing activities.

     David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser. Terry Lee Brubaker, our president, secretary and chief operating officer and a member of our board of directors, serves as president, secretary and chief operating officer of our Adviser. George Stelljes III, our executive vice president and chief investment officer, serves in the same capacities for our Adviser and is also a member of our Adviser’s board of directors. Harry Brill, our chief financial officer and treasurer, serves in the same capacities for our Adviser.

     Our Adviser maintains an investment committee that approves our investments. This investment committee is comprised of Messrs. Gladstone, Brubaker and Stelljes. We believe that our Adviser’s investment committee review process gives us a unique competitive advantage over other commercial and industrial REITs because of the substantial experience and perspective that the members of our Adviser’s investment committee possess in evaluating the blend of corporate credit, real estate and lease terms that combine to provide an acceptable risk for investment.

     Our Adviser’s board of directors has empowered its investment committee to authorize and approve our investments, subject to the terms of the advisory agreement. Before we acquire any property, the transaction will be reviewed by our Adviser’s investment committee to ensure that, in its view, the proposed transaction satisfies our investment criteria and is within our investment policies. Approval by our Adviser’s investment committee is generally the final step in the property acquisition approval process, although the separate approval of our board of directors is required in certain circumstances described below.

     Our Adviser’s executive offices are located at 1616 Anderson Road, Suite 208, McLean, Virginia 22102.

Advisory Agreement

     Many of the services performed by our Adviser and its affiliates in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions which our Adviser and its affiliates perform for us pursuant to the terms of the advisory agreement, but it is not intended to include all of the services which may be provided to us by third parties.

Adviser Duties and Authority Under the Advisory Agreement

     Under the terms of the advisory agreement, our Adviser is required to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In performing its duties, our Adviser, either directly or indirectly by engaging an affiliate:

•	finds, evaluates, presents and recommends to us real estate investment opportunities consistent with our investment policies and objectives;

•	provides advice to us and acts on our behalf with respect to the negotiation, acquisition, financing, refinancing, holding, leasing and disposition of real estate investments;

•	enters contracts to purchase real estate and make mortgage loans on our behalf in compliance with our investment procedures, objectives and policies, subject to approval of our board of directors, where required;

•	takes the actions and obtains the services necessary to effect the negotiation, acquisition, financing, refinancing, holding, leasing and disposition of real estate investments; and

•	provides day-to-day management of our business activities and other administrative services for us as requested by our board of directors.

     Each investment that we make is approved or ratified by our board of directors. Our board of directors has authorized our Adviser to make investments in any property on our behalf without the prior approval of our board if the following conditions are satisfied:

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

     The actual terms and conditions of transactions involving investments in properties and mortgage loans are determined in the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. Some types of transactions, however, require the prior approval of our board of directors, including a majority of our independent directors, including the following:

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

     In addition to its duties under the advisory agreement, our Adviser and its affiliates engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser also serves as external adviser to Gladstone Capital Corporation, a publicly traded business development company affiliated with us, and Gladstone Land Corporation, a privately held company affiliated with David Gladstone, our chairman and chief executive officer. However, under the advisory agreement, our Adviser must devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The advisory agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the advisory agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us. Either we or our Adviser may assign or transfer the advisory agreement to a successor entity.

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

Payments to our Adviser Under the Advisory Agreement

     The following sets forth the type and amounts payable to our Adviser in connection with its operation of our business. While we believe that these payments are no less favorable than we could have obtained from negotiating with an unaffiliated third party at arm’s-length, these payments have not been determined through arm’s-length bargaining.

     Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include expenses incurred in connection with our organization and initial public offering, legal, accounting, tax preparation, consulting, recruiting, stockholder related costs, and related fees. In the event that any of these expenses are incurred on our behalf by our Adviser, we are required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the year ended December 31, 2004, the total amount of these expenses that we incurred was approximately $1,142,000. During the period from our inception (February 14, 2003) through December 31, 2003, the total amount of these expenses that we incurred was $1,105,000 ($864,000 of which related to our initial public offering and was charged to Additional Paid-in Capital, and the remainder of which related to direct expenses and was charged to operating expenses). All of these charges were incurred directly by us and none of which were incurred by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.

     In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). In the event that any of these expenses are incurred on our behalf by our Adviser, we will be required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the year ended December 31, 2004 and the period from inception through December 31, 2003, we passed all such fees along to our tenants, and accordingly we did not incur any such fees during this time. Accordingly, we did not make any reimbursements to our Adviser for these amounts. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time. We do not presently expect that our Adviser will incur any of these fees on our behalf.

     We are also required to reimburse our Adviser for our pro rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. During the year ended December 31, 2004 and the period from inception through December 31, 2003, these expenses were approximately $ 903,000 and $222,000, respectively. The actual amount of payroll and benefits expenses which we will be required to reimburse to our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2005 this amount will be approximately $1,500,000. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe will be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement of our Adviser for our share of its payroll and benefits expenses could be materially greater that we currently project.

     We may also be required to reimburse our Adviser for our pro rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above (“overhead expenses”), equal to the total overhead expenses of our Adviser, multiplied by the ratio of hours worked by our Adviser’s employees on our projects to the total hours worked by our Adviser’s employees. However, we will only be required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimburse to our Adviser is less than 2.0% of our average invested assets for the year. Additionally, we will only be required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equal 2.0% of our average invested assets for the year. Our Adviser will bill us on a monthly basis for these amounts. Our Adviser must reimburse us annually for the amount by which amounts billed to and paid by us exceed this 2.0% limit during a given year. To the extent that overhead expenses payable or reimbursable by us exceed this limit and our independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient, we may reimburse our Adviser in future years for the full amount of the excess expenses, or any portion thereof, but only to the extent that the reimbursement would not cause our overhead expense reimbursements to exceed the 2.0% limitation in any year. During the year ended December 31, 2004 and the period from inception through December 31, 2003, the amount of overhead expenses that we reimbursed to our Adviser was approximately $285,000 and $95,000, respectively. The actual amount of overhead expenses for which we will be required to reimburse to our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2005 this amount will be approximately $500,000.

     In addition to the reimbursement of expenses described above, our Adviser’s officers, directors and employees are eligible to receive stock option grants from our 2003 Equity Incentive Plan.

     Our board of directors is responsible for reviewing our fees and expenses on at least an annual basis and with sufficient frequency to determine that the expenses incurred are in the best interests of our stockholders. Our independent directors are also responsible for reviewing the performance of our Adviser and determining whether the compensation paid to our Adviser is reasonable in relation to the nature and quality of services performed and whether the provisions of the advisory agreement are being satisfactorily performed. Specifically, our independent directors consider factors such as:

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

     It is our current policy that we will not purchase any property from or co-invest with our Adviser, any of its affiliates or any business in which our Adviser or any of its affiliates have invested except that we can make leases to existing and prospective portfolio companies of entities advised by our Adviser so long as the portfolio company is not controlled by that entity, and that if we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek approval of this decision from our stockholders.

Employees

     We do not directly employ any persons. Effective October 1, 2004, all of our personnel are now directly employed by our Adviser, and as of December 31, 2004, our Adviser provided us with a total of 23 personnel that devote some amount of time to our matters. Prior to October 1, 2004, our personnel were directly employed by a wholly-owned subsidiary of Gladstone Capital Corporation, and our Adviser provided us with their services under an expense sharing arrangement between our Adviser and the subsidiary of Gladstone Capital Corporation. For additional information regarding this relationship, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses.”

Our Affiliates

     All of our directors and executive officers are also affiliated with Gladstone Capital Corporation, a publicly held closed-end management investment company. Gladstone Capital makes loans to and investments in small and medium-sized businesses. It does not buy or lease real estate. Gladstone Capital will not make loans to or investments in any company with which we have or intend to enter into a real estate lease or mortgage loan except we can make leases to existing and prospective portfolio companies of Gladstone Capital (or other entities advised by our Adviser) so long as the portfolio company is not controlled by that entity. David Gladstone, our chairman and chief executive officer, also serves as chairman of Gladstone Land Corporation, a privately held corporation which invests primarily in agricultural real estate. We do not presently intend to co-invest with Gladstone Capital, Gladstone Land or any other affiliated entity in any particular business.

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

Risk Factors

We are a relatively new company with little operating history and may not be able to operate successfully.

     We were incorporated in February 2003 and to date have purchased fourteen properties, all of which are now fully leased, and extended one mortgage loan. As a result, we are subject to all of the business risks and uncertainties associated with any new business enterprise. Our failure to operate successfully or profitably or accomplish our investment objectives could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders, and the value of an investment in our common stock may decline substantially or be reduced to zero.

We are not currently able to set a consistent distribution rate, and the distribution rate we fix in the future may have an adverse effect on the market price for our common stock.

     Because we are relatively newly organized and hold only fourteen properties and one mortgage loan, we currently do not have the ability to predict with any certainty the amount of our future cash flows or our distribution rate. For the year ended December 31, 2004, we declared quarterly distributions of $0.12 per share of common stock, or a total of $0.48 for the entire year. Beginning in January 2005, our board began to declare monthly distributions at a rate of $0.06 per month. Our future distribution rate will depend entirely on the timing and amount of rent and mortgage payments from investments we make. Our failure to rapidly invest the net proceeds from our initial public offering or make investments at acceptable rates of return could result in our fixing a distribution rate that is not competitive with alternative investments, which could adversely affect the market price of our common stock.

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

     We focus our investments on commercial and industrial properties, a number of which include manufacturing facilities, special use storage or warehouse facilities and special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our stockholders.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues.

     Most of our properties are occupied by a single tenant and, therefore, the success of our investments will be materially dependent on the financial stability of these tenants. Lease payment defaults by these tenants could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

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

     Our ability to achieve our investment objectives will be affected by our ability to borrow money in sufficient amounts and on favorable terms. We expect that we will borrow money that will be secured by our properties and that these financing arrangements will contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. In addition, our short-term line of credit contains, and any other credit facility we might enter into is likely to contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, and will specify debt ratios that we will be required to maintain. Accordingly, we may be unable to obtain the degree of leverage we believe to be optimal, which may cause us to have less cash for distribution to stockholders than we would have with an optimal amount of leverage. Our use of leverage could also make us more vulnerable to a downturn in our business or the economy generally. There is also a risk that a significant increase in the ratio of our indebtedness to the measures of asset value used by financial analysts may have an adverse effect on the market price of our common stock.

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

     Once the net proceeds from our initial public offering have been substantially fully invested, we will acquire additional properties by using our $50 million short-term line of credit established in February, 2005. We are seeking long-term financing, where we will borrow all or a portion of the purchase price of a potential acquisition and securing the loan with a mortgage on some or all of our existing real property. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our common stock or the amount of distributions to our stockholders to be reduced.

We are subject to certain risks associated with real estate ownership and lending which could reduce the value of our investments.

     Our investments include net leased industrial and commercial property and mortgage loans secured by industrial and commercial real estate. Our performance, and the value of our investments, is subject to risks incident to the ownership and operation of these types of properties, including:

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

     We compete for the acquisition of properties with many other entities engaged in real estate investment activities, including financial institutions, institutional pension funds, other REITs, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for real estate. Our competitors may have greater resources than we do, and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on your investment. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

Most of our tenants are small and medium size businesses, which exposes us to additional risks unique to these entities.

     Leasing real property or making mortgage loans to small and medium-sized businesses exposes us to a number of unique risks related to these entities, including the following:

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

     At March 8, 2005, we owned fourteen properties and held one mortgage loan. To the extent we are able to leverage such investments, we will acquire additional properties with the proceeds of borrowings, subject to our debt policy. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or mortgage loans or a significant decline in the value of any property. In addition, while we do not intend to invest 20% or more of our total assets in a particular property at the time of investment, it is possible that, as the values of our properties change, one property may comprise in excess of 20% of the value of our total assets. Lack of diversification will increase the potential that a single under-performing investment could have a material adverse effect on our cash flow and the price we could realize from the sale of our properties.

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

     Our purchase of industrial and commercial properties subjects us to the risk of liabilities under federal, state and local environmental laws. Some of these laws could subject us to:

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

     We generally include provisions in our leases making tenants responsible for all environmental liabilities and for compliance with environmental regulations, and requiring tenants to reimburse us for damages or costs for which we have been found liable. However, these provisions will not eliminate our statutory liability or preclude third party claims against us. Even if we were to have a legal claim against a tenant to enable us to recover any amounts we are required to pay, there are no assurances that we would be able to collect any money from the tenant. Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral.

     We generally obtain Phase I environmental site assessments (ESAs) on our properties at the time of acquisition. The ESAs are intended to identify potential environmental contamination. The ESAs include a historical review of the property, a review of certain public records, a preliminary investigation of the site and surrounding properties, screening for the presence of hazardous substances and underground storage tanks, and the preparation and issuance of a written report. The ESAs that we have obtained have not included invasive procedures, such as soil sampling or ground water analysis.

     The ESAs that we have obtained have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any such liability. Nevertheless, it is possible that these ESAs do not reveal all environmental liabilities or that there are material environmental liabilities or compliance concerns that we are not aware of. Moreover, we cannot assure you that (i) future laws, ordinances or regulations will not impose material environmental liability, or (ii) the current environmental condition of a property will not be affected by the condition of properties in the vicinity of the property (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

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

     We expect a large portion of our rental income to come from net leases and, net leases frequently provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Further, net leases are typically for longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than if we did not engage in net leases.

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

Our success depends on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.

     Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our Adviser in evaluating potential investments, selecting and negotiating property purchases and dispositions and mortgage loans, selecting tenants and borrowers, setting lease or mortgage loan terms and determining financing arrangements. Our stockholders have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments and must rely entirely on the analytical and management abilities of our Adviser and the oversight of our board of directors. If our Adviser or our board of directors makes inadvisable investment or management decisions, our operations could be materially adversely impacted.

We may have conflicts of interest with our Adviser and other affiliates.

     Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our advisory agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including Gladstone Capital Corporation and Gladstone Land Corporation, an entity affiliated with our chairman David Gladstone. Moreover, all of our officers and directors are also officers and directors of Gladstone Capital Corporation, which actively makes loans to and invests in small and medium-sized companies. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and with Gladstone Capital, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Land and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:

•	Our Adviser may realize substantial compensation on account of its activities on our behalf;

•	We may experience competition with our affiliates for financing transactions; and

•	Our Adviser may earn fee income from our borrowers or tenants; and

•	Our Adviser and other affiliates such as Gladstone Capital and Gladstone Land could compete for the time and services of our officers and directors.

     These and other conflicts of interest between us and our Adviser and other affiliates could have a material adverse effect on the operation of our business and the selection or management of our real estate investments.

Our financial condition and results of operations depend on our Adviser’s ability to effectively manage our future growth.

     Our ability to achieve our investment objectives depends on our ability to sustain continued growth, which, in turn, depends on our Adviser’s ability to find, select and negotiate property purchases, net leases and mortgage loans that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Adviser’s marketing capabilities, management of the investment process, ability to provide competent, attentive and efficient services and our access to financing sources on acceptable terms. As we grow, our Adviser may be required to hire, train, supervise and manage new employees. Our Adviser’s failure to effectively manage our future growth could have a material adverse effect on our business, financial condition and results of operations.

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

     We have historically operated and intend to continue to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. Our qualification as a REIT depends on our ability to meet various requirements set forth in the Internal Revenue Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke our REIT election, which it may do without stockholder approval.

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

     On October 22, 2004, the President signed into law the American Jobs Creation Act, which amended certain rules relating to REITs. The American Jobs Creation Act revised the following REIT rules:

•	If we fail to satisfy the 95% gross income test after our 2004 taxable year, as described under “Failure to make required distributions would subject us to tax,” but nonetheless continue to qualify as a REIT because we meet other requirements, we will be subject to a 100% tax on the excess of 95% (rather than 90%) of our gross income over our qualifying income.

•	For purposes of the 10% value test (i.e., the requirement that we not own more than 10% of the value of the securities of any issuer other than a Taxable REIT Subsidiary (“TRS”) or another REIT), the exception for certain “straight debt” securities includes debt subject to the following contingencies:

•	a contingency relating to the time of payment of interest or principal, as long as either (i) there is no change to the effective yield of the debt obligation, other than a change to the annual yield that does not exceed the greater of 0.25% or 5% of the annual yield, or (ii) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt obligations held by us exceeds $1 million and no more than 12 months of unaccrued interest on the debt obligations can be required to be prepaid; and

•	a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice.

In addition to straight debt securities, loans to individuals and estates, securities issued by REITs, and accrued obligations to pay rent will not be considered securities for purposes of the 10% value test.

•	For purposes of the 10% value test, holding a de minimis amount of an issuer’s securities that do not qualify for the straight debt safe harbor (either directly or through a TRS) will not prevent straight debt of a partnership or corporation from qualifying for the safe harbor. Specifically, we or a controlled TRS in which we own more than 50% of the voting power or value of the stock could hold such non-straight debt securities with a value of up to 1% of a partnership’s or corporation’s outstanding securities. There is no limitation on the amount of an issuer’s securities that a non-controlled TRS can own.

•	In the event that, at the end of a calendar quarter after our 2004 taxable year, more than 5% of our assets are represented by the securities of one issuer, or we own more than 10% of the voting power or value of the securities of any issuer, we will not lose our REIT status if (i) the failure is de minimis (up to the lesser of 1% of our assets or $10 million) and (ii) we dispose of assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure.

•	In the event of a more than de minimis failure of any of the asset tests after our 2004 taxable year, as long as the failure is due to reasonable cause and not to willful neglect, we will not lose our REIT status if we (i) dispose of assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure and (ii) pay a tax equal to the greater of $50,000 or 35% of the net income from the nonqualifying assets during the period in which we failed to satisfy the asset tests.

•	In the event that we fail to satisfy a REIT requirement after our 2004 taxable year, other than a gross income or asset test, we will not lose our REIT status but will incur a penalty of $50,000 for each reasonable cause failure to satisfy such a requirement.

•	After our 2004 taxable year, “hedging transaction” will mean any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets. We will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into. Income and gain from hedging transactions will be excluded from gross income for purposes of the 95% gross income test (but not the 75% gross income test). Income and gain from hedging transactions will continue to be nonqualifying income for purposes of the 75% gross income test.

•	For non-United States shareholders of our publicly traded shares, including our common shares, capital gain distributions occurring after our 2004 taxable year that are attributable to our sale of real property will be treated as ordinary dividends rather than as gain from the sale of a United States real property interest, as long as the non-United States shareholder does not own more than 5% of that class of our shares of beneficial interest during the taxable year.

The provisions described above relating to the expansion of the “straight debt” safe harbor, the addition of securities that would be exempt from the 10% value test and the treatment of rent paid by a TRS apply to taxable years beginning after December 31, 2000. All other provisions apply for taxable years beginning after our 2004 taxable year.

We have not sought a ruling from the Internal Revenue Service that we qualify as a REIT, nor do we intend to do so in the future.

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

     We intend to maintain the status of our Operating Partnership as a partnership for federal income tax purposes. As we currently hold all of the ownership interests in our Operating Partnership, it is currently disregarded for income tax purposes. We intend that it will qualify as a partnership for income tax purposes upon the admission of additional partners. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

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

     We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock (including shares of common stock issuable upon the conversion of units of our operating partnership that we may issue from time to time and the issuance of up to 960,000 shares reserved for issuance upon the exercise of options that have been or may be granted under our 2003 Equity Incentive Plan), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

Item 2. Properties

     As of December 31, 2004, we owned twelve properties of which the details are outlined in the table below:

						Total Annual
					Total Rental Revenue	Rental Revenue
	Year Built/		Rentable		for Year Ended	per Occupied	Year of Lease
Propery	Improvements	Date of Purchase	Square Feet	Occupancy	December 31, 2004	Square Foot (1)	Expiration
208 South Rogers Lane (Raleigh NC)	1997	12/23/2003	58,926	100%	$558,505	$9.48	2010
3874 Highland Park NW (Canton, OH)	1994	1/30/2004	54,018	100%	311,365	$6.29	2014
260 Springside Drive (Akron, OH)	1968/1999	4/29/2004	83,891	100%	718,629	$12.85	2009/2015	(2)
5815 Westpark Drive (Charlotte, NC)	1984/1995	6/30/2004	64,500	100%	451,383	$14.00	2019
171 Great Oak Drive (Canton, NC)	1998	7/6/2004	228,000	100%	287,166	$2.52	2024
Rt. 219, Tax Parcel No. 33- 251-0246, (Snyder Township, PA)	1991	8/5/2004	290,000	100%	353,145	$2.92	2014
9698 Old US Hwy. 52 (Lexington, NC)	1986	8/5/2004	154,000	100%	161,279	$2.51	2014
9100 Highway 290 East (Austin, TX)	2001	9/16/2004	51,933	100%	213,693	$14.11	2015
3701 E. Virginia Beach Blvd (Norfolk, VA)	1967	10/15/2004	25,797	100%	21,901	$4.08	2021
13 Industrial Park Drive (Mt. Pocono, PA)	1995-1999	10/15/2004	223,275	100%	133,076	$2.86	2021
855 Industrial Blvd (Granby, QC)	1970/1981	10/15/2004	99,981	100%	78,826	$3.78	2021
290 Guthrie Avenue (Montreal, QC)	1987	10/15/2004	42,490	100%	42,247	$4.77	2021

Totals			1,376,811		$3,331,215

(1)	Revenue per square foot was calculated by annualizing the YTD rent and dividing by the number of occupied square feet.

(2)	Two tenants occupy this building, each with separate leases ending in different years.

Item 3. Legal Proceedings

     We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the Nasdaq National Market under the symbol “GOOD.” We completed our initial public offering in August 2003 at a price of $15 per share. Prior to such date there was no public market for our common stock.

     The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq National Market and the distributions per share for the fiscal years ended December 31, 2004 and December 31, 2003.

			Distributions
Quarter Ended	High	Low	Declared Per Share	Record Date	Payment Date
9/30/2003*	$15.38	$14.75	$—	n/a	n/a
12/31/2003	$17.15	$14.85	$0.01	12/31/2003	1/15/2004
03/31/2004	$17.15	$16.58	$0.12	3/31/2004	4/15/2004
06/30/2004	$17.10	$15.91	$0.12	6/25/2004	7/9/2004
09/30/2004	$16.96	$15.57	$0.12	9/24/2004	10/8/2004
12/31/2004	$17.28	$16.10	$0.12	12/23/2004	1/5/2005

*	Our common stock commenced trading on the Nasdaq National Market on August 13, 2003.

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

     There were no distributions during the 2003 tax year. The December 31, 2003 distribution was paid in January 2004 and was included in our stockholders’ taxable income (to the extent that it constituted ordinary income or capital gain) in the 2004 tax year.

     As of January 27, 2005, there were approximately 5,645 beneficial owners of our common stock.

Use of Initial Public Offering Proceeds

     As of December 31, 2004, we had invested approximately $75.8 million of the net proceeds from our initial public offering in twelve real properties and the extension of a mortgage loan on one real property. As of December 31, 2004, we had also used approximately $2.9 million in our operating activities, of which approximately $1.2 million was paid to our Adviser (which is an affiliate of ours) in partial payment of amounts owed under our advisory agreement. As of December 31, 2004, substantially all of the remaining net proceeds from our initial public offering were invested in short-term, investment grade, interest-bearing instruments.

Item 6. Selected Financial Data

     The following selected financial data for the year ended December 31, 2004 and for the period from February 14, 2003 (inception) through December 31, 2003 is derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

		Period February 14,
	Year ended	2003 (inception)
	December 31,	through
	2004	December 31, 2003
Operating Data:
Total operating revenue	$4,312,402	$12,180
Total operating expenses	(3,303,133)	(557,148)

Net income (loss) from operations	1,009,269	(544,968)
Interest income	614,659	304,097

Net income (loss)	1,623,928	(240,871)

Share and Per Share Data:
Basic net income (loss)	$0.21	$(0.07)
Diluted net income (loss)	$0.21	$(0.07)
Cash dividends declared per common share	$0.48	$0.01
Weighted average shares outstanding-basic	7,649,855	3,229,119
Weighted average shares outstanding-diluted	7,708,534	3,257,420

Supplemental Data:
Net income (loss)	1,623,928	(240,871)
Real estate depreciation and amortization	973,345	5,827

Funds from operations (1)	2,597,273	(235,044)

Balance Sheet Data:
Real estate, before accumulated depreciation	$61,251,455	$5,440,772
Total assets	$105,585,094	$105,061,370
Total stockholders’ equity	$102,692,693	$104,750,655
Total common shares outstanding	7,667,000	7,642,000

(1)  Funds from Operations (“FFO”) was developed by The National Association of Real Estate Investment Trusts (NAREIT), as a relative non-GAAP (Generally Accepted Accounting Principles in the United States) supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures . FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income (loss)), and should not be considered an alternative to either net income (loss) as an indication of our performance or to cash flow from operations as a measure of liquidity or ability to make distributions. Comparison of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. For a more detailed description of FFO, including a reconciliation of FFO to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

Forward-Looking Statements

     Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures; and

•	use of the proceeds of our initial public offering and credit facilities.

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

     The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Although we believe that these beliefs, assumptions and expectations are reasonable, we cannot guarantee future results, levels of activity, performance, growth or achievements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in or implied by our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the loss of any of our key employees, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our president and chief operating officer, or Mr. George Stelljes III, our executive vice president and chief investment officer;

•	general volatility of the capital markets and the market price of our common stock;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	availability, terms and deployment of capital, including the ability to secure one or more long-term credit facilities;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

     We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

     We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial rental property and selectively making long-term mortgage loans collateralized by industrial and commercial property. We expect that a large portion of our tenants and borrowers will be small and medium-sized businesses that have significant buyout fund ownership and will be well capitalized, with equity constituting between 20% and 40% of their permanent capital. We expect that other tenants and borrowers will be family-owned businesses that have built significant equity from paying down the mortgage loans securing their real estate or through the appreciation in the value of their real estate. We seek to enter into purchase agreements for real estate that have triple net leases with terms of approximately 15 years, with rent increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At December 31, 2004, we owned twelve properties and had one mortgage loan. We have also acquired two properties subsequent to December 31, 2004. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or mortgage financing in an effort to build our portfolio.

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

Recent Events

2004 Investments

     On January 30, 2004, we acquired a 54,018 square foot commercial office and warehouse building in Canton, Ohio for an aggregate acquisition cost of $3.65 million (including transaction costs). This building has been leased to one tenant under a 10 year triple net lease. The monthly lease payments are the greater of the one month London InterBank Offered Rate (“LIBOR”) rate plus 6 percent per year or 9.25% multiplied by the purchase price. The lease provides for annual rents of approximately $338,000, based upon the current interest rate of 9.25%.

     On February 18, 2004, we extended a mortgage loan in the amount of $11.17 million for the purchase of a commercial property in Sterling Heights, Michigan. This 10 year mortgage loan, collateralized by the Sterling Heights property, accrues interest at the greater of 10% per year or the one month LIBOR rate plus four percent per year.

     On April 29, 2004, we purchased an 83,891 square foot commercial office and laboratory space in Akron, Ohio for $9.3 million. The property is currently leased to two tenants under separate triple net leases. The first lease occupies 79% of the property, has a remaining term of eleven years, and provides for annual rent of $795,000 in 2005, with prescribed escalations thereafter. The second lease occupies 21% of the property, has a remaining term of five years, and provides for annual rent of $203,000 in 2005, with prescribed escalations thereafter.

     On June 30, 2004, we acquired a 64,500 square foot commercial office space building in Charlotte, North Carolina for $9.3 million including transaction costs. Upon acquisition of the property, we extended a fifteen year triple net lease with the sole tenant. The lease provides for annual rents of approximately $903,000.

     On July 6, 2004, we acquired a 228,000 square foot commercial warehouse and manufacturing building in Canton, North Carolina for $5.2 million, including transaction costs. Upon acquisition of the property, we extended a twenty year triple net lease with the sole tenant, with a provision whereby the tenant may purchase the property from us on or around the fifth anniversary of the purchase date for $5.6 million. The lease provides for annual rents of approximately $494,000 in 2005, with prescribed escalations thereafter.

     On August 5, 2004, we acquired two separate properties from a single seller: a 290,000 square foot commercial warehouse building in Snyder Township, Pennsylvania; and a 154,000 square foot commercial warehouse building located in Lexington, North Carolina. These two properties were acquired for an aggregate cost of $10.2 million in cash, including transaction costs. Each building is a single tenant facility and each was fully occupied at the time of purchase under previously existing leases with remaining terms of approximately five years, which were assigned to us at the time of purchase. Both leases contain an option to renew for an additional five years. The leases provide for aggregate annual rents of approximately $1,268,000 ($870,000 from the Pennsylvania property and $398,000 from the North Carolina property).

     On September 16, 2004, we acquired a 51,993 square foot flexible office building in Austin, Texas for $7.9 million, including transaction costs. Upon acquisition of the property, we were assigned an eleven year triple net lease with the sole tenant. The lease provides for annual rents of approximately $716,000 in 2005, with prescribed escalations thereafter.

     On October 15, 2004, we acquired four separate properties from a single seller: a 233,275 square foot commercial manufacturing building in Mt. Pocono, Pennsylvania; a 25,797 square foot commercial manufacturing building located in Norfolk, Virginia; a 42,490 square foot commercial manufacturing building located in Montreal, Quebec; and a 99,981 square foot commercial manufacturing building located in Granby, Quebec. These four properties were acquired for an aggregate cost of $12.8 million, including transaction costs. Each building is a single tenant facility and each was fully occupied at the time of purchase under previously existing leases with remaining terms of approximately 17 years, which were assigned to us at the time of purchase. The leases provide for aggregate annual rents of $1,218,000 through 2006, with prescribed escalations thereafter. The breakdown of the annual rents is as follows: $584,000 from the Pennsylvania property, $96,000 from the Virginia property, $188,000 from the Montreal property (based on the US dollar – Canadian dollar exchange rate at December 31, 2004), and $350,000 from the Granby property (based on the US dollar – Canadian dollar exchange rate at December 31, 2004).

2005 Investments

     On February 10, 2005, we acquired a 60,245 square foot flexible office building in San Antonio, Texas for $9.0 million, including transaction costs. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The lease provides for annual rents of approximately $753,000 through 2008, with prescribed escalations thereafter.

     On February 10, 2005, we acquired a 39,000 square foot industrial building in Columbus, Ohio for $3.4 million, including transaction costs. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately ten year at the time of assignment. The lease provides for annual rents of approximately $318,000 through 2006, with prescribed escalations thereafter.

Expenses

     Prior to October 1, 2004, our Adviser had an expense sharing arrangement with Gladstone Capital Advisers, a wholly-owned subsidiary of our affiliate, Gladstone Capital Corporation, through which our entire workforce was employed. Under that relationship, our Adviser reimbursed Gladstone Capital Advisers for a portion of Gladstone Capital Advisers’ total payroll and benefits expenses (based on the percentage of total hours worked by Gladstone Capital Advisers’ employees on our matters on an employee-by-employee basis) and a portion of Gladstone Capital Advisers’ total overhead expense (based on the percentage of total hours worked by all Gladstone Capital Advisers’ employees on our matters). In turn, subject to the terms and conditions of our advisory agreement, our Adviser passed these charges on to us. Effective October 1, 2004, the expense sharing arrangement with Gladstone Capital Advisers was terminated, and all of our personnel are now directly employed by our Adviser. Pursuant to the terms of our advisory agreement, we continue to be responsible for a portion of our Adviser’s total payroll and benefits expenses (based on the percentage of time our Adviser’s employees devote to our matters on an employee-by-employee basis) and a portion of our Adviser’s total overhead expense (based on the percentage of time worked by all of our Adviser’s employees on our matters). The termination of the arrangement between our Adviser and Gladstone Capital Advisers is not expected to materially change the level of our expenses.

     During the year ended December 31, 2004 and the period February 14, 2003 (inception) to December 31, 2003, payroll and benefits expenses, which are part of the management fee paid to our adviser, were approximately $903,000 and $222,000, respectively. The actual amount of payroll and benefits expenses which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2005 this amount will be approximately $1,500,000. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe will be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement of our Adviser for our share of its payroll and benefits expenses could be materially greater than we currently project.

     Under the terms of our advisory agreement, we will only be required to reimburse our Adviser for our portion of its general overhead expenses if the amount of payroll and benefits we reimburse to our Adviser is less than 2.0% of our average invested assets for the year. Additionally, we will only be required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equal 2.0% of our average invested assets for the year. However, to the extent that payroll and benefits reimbursements exceed the annual management fee cap of 2.0%, these payroll amounts will be reimbursed by us. Our Adviser will bill us on a monthly basis for these amounts. Our Adviser must reimburse us annually for the amount by which amounts billed to and paid by us exceed this 2.0% limit during a given year. To the extent that overhead expenses payable or reimbursable by us exceed this limit and our independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient, we may reimburse our

Adviser in future years for the full amount of the excess expenses, or any portion thereof, but only to the extent that the reimbursement would not cause our overhead expense reimbursements to exceed the 2.0% limitation in any year. To date, the advisory fee has not exceeded the annual cap.

     During the year ended December 31, 2004 and the period February 14, 2003 (inception) to December 31, 2003, the amount of overhead expenses that we reimbursed our Adviser was approximately $285,000 and $95,000, respectively. The actual amount of overhead expenses for which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2005 this amount will be approximately $500,000.

     Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, tax preparation, consulting and related fees. During the year ended December 31, 2004 and the period February 14, 2003 (inception) to December 31, 2003, the total amount of these expenses that we incurred was approximately $1,142,000 and $1,105,000 ($864,000 of which related to our initial public offering and was charged to Additional Paid-in Capital, and the remainder of which related to direct expenses was charged to operating expenses), respectively.

     In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the year ended December 31, 2004 and the period from inception through December 31, 2003, we passed all such fees along to our tenants, and accordingly we did not incur any such fees during this time. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.

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

Revenue Recognition

     Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the initial term of the lease. Because certain of our leases contain rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenues, deferred rent receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet represents the cumulative difference between rental revenue as recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, our management must determine, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we would record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

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

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” the total amount of other intangible assets acquired are further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

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

          We have adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. SFAS No. 144 requires that the operations related to properties that have been sold or that we intend to sell be presented as discontinued operations in the statement of operations for all periods presented, and properties we intend to sell be designated as “held for sale” on our balance sheet.

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

Accounting for Derivative Financial Investments and Hedging Activities

          We will account for our derivative and hedging activities, if any, using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be carried at fair value on the balance sheet.

          Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. As of December 31, 2004, we were not a party to any separate derivatives contract. Certain of our leases and loans contain embedded derivatives, principally LIBOR floors, which do not require separate accounting.

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

Stock Based Compensation

          We currently apply the intrinsic value method to account for the issuance of stock options under our 2003 Equity Incentive Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” where appropriate. In this regard, the substantial portion of these options were granted to individuals who are our officers and who qualify as leased employees under FIN 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Accordingly, because the grants were at exercise prices equal to the fair value of the stock at date of grant, we did not record any expense related to the issuance of these options under the intrinsic value method. We will adopt SFAS No. 123R, “Share-Based Payment” effective July 1, 2005, which will require us to begin expensing stock options as compensation cost. Dependent upon the method chosen by our Management for implementation of SFAS No. 123R, prior periods may need to be adjusted.

Results of Operations

For the period from February 14, 2003 (inception) to December 31, 2003

     Results of operations for the period from February 14, 2003 (inception) to December 31, 2003 are not comparative because operations had only recently begun and there was minimal activity during this period.

For the year ended December 31, 2004

Revenues

     For the year ended December 31, 2004, we earned $3,331,215 of rental revenue, representing: twelve months of rent from our Raleigh, North Carolina property; eleven months of rent from our Canton, Ohio property; eight months of rent from our Akron, Ohio property; six months of rent from both our Charlotte and Canton, North Carolina properties; five months of rent from our Lexington, North Carolina and Snyder Township, Pennsylvania properties; approximately four months of rent from our Austin, Texas property; and approximately three months of rent from our Norfolk, Virginia, Mt. Pocono, Pennsylvania, Granby, Quebec, and Montreal, Quebec properties.

     We recorded interest income of $981,187 for the year ended December 31, 2004, which represents 11 months of interest income on the mortgage loan that we extended for the purchase of a Sterling Heights, Michigan commercial property.

Expenses

     Operating expenses for the year ended December 31, 2004 were $3,303,133. Operating expenses mainly consist of the management advisory fee, depreciation and amortization, insurance, professional fees and general and administrative expenses.

For the year ended December 31, 2004, the management advisory fee was $1,187,776. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement.

     Depreciation and amortization expenses of $973,345 were recorded for the year ended December 31, 2004. Insurance expense was $250,816 and professional fees, consisting primarily of legal and accounting fees, were $448,969 for the year ended December 31, 2004. General and administrative expenses were $442,227 for the year ended December 31, 2004 and consisted mainly of directors’ fees and stockholder-related expenses.

     Because we have only recently begun our operations, we do not believe that our current level of operating expenses relative to revenues is indicative of our operating expenses in the future. As we continue to expand our real estate investments, we expect our revenues and operating expenses to increase and that ultimately our annual management advisory fee will be approximately 2% of our invested assets.

Interest Income

     During the year ended December 31, 2004, we earned interest income on cash and cash equivalents of $608,617. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills. As we increase our portfolio of investments in real estate and mortgage loans with cash on hand, we anticipate that the interest earned on cash and cash equivalents will decrease.

     During the year ended December 31, 2004, we earned interest income on employee loans of $6,042. This interest represents the interest earned on a loan extended to an employee in September of 2004 in connection with the exercise of stock options. This loan was granted at an interest rate of 5.0%, which was approved as a fair market rate by our Board of Directors.

Net Income

     For the year ended December 31, 2004, we recorded net income of $1,623,928. Based on the basic and diluted weighted average common shares outstanding of 7,649,855 and 7,708,534, respectively, for the year ended December 31, 2004, the basic and diluted earnings per weighted average common share were both $0.21.

Liquidity and Capital Resources

Cash and Cash Equivalents

     At December 31, 2004, we had approximately $29.2 million in cash and cash equivalents available to make investments and fund our continuing operations, a decrease of $69.8 million from $99.0 million at December 31, 2003. The funds on hand were predominantly raised though our initial public offering in 2003.

Operating Activities

     Net cash provided by operating activities during the year ended December 31, 2004 was approximately $2.9 million, consisting primarily of net income, increases in rent received in advance and security deposits and an increase in accrued expenses and accounts payable, partially offset by a decrease in amounts due our Adviser, increases in mortgage interest receivable, increases in deferred rent receivable and an increase in other assets. Net cash used in operating activities during the period February 14, 2003 (inception) through December 31, 2003 was $192,181, consisting primarily of the a net loss and an increase in prepaid expenses, partially offset by and increase in amounts due our adviser.

Investing Activities

     Net cash used in investing activities during the year ended December 31, 2004 was $70.0 million, which consisted of our purchases of the Canton, Ohio commercial office and warehouse property in January 2004, the Akron, Ohio commercial office and laboratory space in April 2004, the Charlotte, North Carolina commercial office space in June 2004, the Canton, North Carolina commercial warehouse and manufacturing property in July 2004, the Lexington, North Carolina and Snyder Township, Pennsylvania properties purchased in August of 2004, the Austin, Texas flexible office space in September 2004, the Norfolk, Virginia, Mt. Pocono, Pennsylvania, Granby, Quebec, and Montreal, Quebec commercial manufacturing buildings in October 2004, and our extension of a mortgage loan of approximately $11.2 million on the Sterling Heights, Michigan commercial property in February 2004.

Net cash used in investing activities during the period from inception through December 31, 2003 was $5.8 million, consisting of the purchase of the Raleigh, North Carolina commercial office property in December 2003.

Financing Activities

     Net cash used in financing activities for the year ended December 31, 2004 was approximately $2.8 million. These amounts consisted primarily of the dividend payments to our stockholders. Net cash provided by financing activities was approximately $105 million for the period from inception through December 31, 2003 and consisted of the net proceeds from the initial public offering and the initial issuance of common stock from our founder in connection with our formation.

Future Capital Needs

     We had a purchase commitment for a single property at December 31, 2004 in the aggregate amount of $3.4 million, where a deposit had been placed on the real estate as of December 31, 2004. This purchase closed on February 10, 2005. On February 10, 2005, we also purchased another property, from a different seller, for a total purchase price of $9.0 million, utilizing available cash on hand.

     As of March 8, 2005, we have invested approximately $88.3 million, or 84.1%, of the net proceeds from our initial public offering in real properties and mortgage loans. Investments in fourteen real properties account for approximately $77.1 million of the currently invested net proceeds, and an investment in one mortgage loan accounts for approximately $11.2 million of the currently invested net proceeds. During the remainder of 2005 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. We expect to finance these activities as we have in the past, using the remaining funds on hand raised through our initial public offering in 2003. However, once the net proceeds of our initial public offering have been substantially invested, we intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with mortgages secured by some or all of our real property, or by borrowing against our existing line of credit. If we were unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We also may issue additional equity securities in the future to finance future investment although there can be no assurance that we would be able to do so on favorable terms if at all.

Line of Credit

     On February 28, 2005 we entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company, which provides us with up to $50 million of financing. The line of credit matures on February 28, 2008. We have the option of increasing the line of credit up to an additional $25 million, for a total of $75 million, upon agreement of the syndicate of banks. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. Our ability to access this funding source is subject to our continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. For example, as is customary with such line of credit facilities, the maximum amount we may draw under this agreement is based on the percentage of the value of our properties meeting agreed-upon eligibility standards that we have pledged as collateral to the banks. As we arrange for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement . Based on our completion of the documentation of the initial collateral pools in accordance with the banks’ eligibility criteria, as of March 8, 2005, we may draw up to $40.6 million under this agreement.

Contractual Obligations

     The following table reflects our significant contractual obligations as of December 31, 2004:

Payments Due by Period
More than
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (1)	—	—	—	—	—
Purchase Obligations (2)	3,400,000	3,400,000	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$3,400,000	$3,400,000	$—	$—	$—

(1)	This does not include the portion of the operating lease on office space, which is currently on a month to month basis, that is allocated to us by our adviser in connection with our advisory agreement.

(2)	The purchase obligations reflected in the above table represents committiments outstanding at December 31, 2004 to purchase real estate, which were subsequently closed in February 2005.

Funds from Operations

     The National Association of Real Estate Investment Trusts (NAREIT) developed Funds from Operations (“FFO”), as a relative non-GAAP (Generally Accepted Accounting Principles in the United States) supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

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

     Diluted funds from operations per share (“Diluted FFO per share”) is FFO divided by weighted average common shares outstanding on a diluted basis during a period. We believe that FFO and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share (“EPS”) in evaluating net income available to common shareholders. In addition, since most REITs provide FFO and Diluted FFO per share information to the investment community, we believe FFO and Diluted FFO per share is a useful supplemental measure for comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO and that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

     The following table provides a reconciliation of our FFO for the year ended December 31, 2004 and for the period from February 14, 2003 (inception) through December 31, 2003 to the most directly comparable GAAP measure, net income, and a computation of diluted FFO per weighed average common share and diluted net income per weighted average common share.

		For the period
	Year ended	February 14, 2003
	December 31,	(inception) through
	2004	December 31, 2003
Net income	$1,623,928	$(240,871)
Real estate depreciation and amortization	973,345	5,827

Funds from operations	2,597,273	(235,044)

Weighted average shares outstanding - diluted	7,708,534	3,257,420

Diluted net income (loss) per weighted average common share	$0.21	$(0.07)

Diluted funds from operations per weighted average common share	$0.34	$(0.07)

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

          Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we will be exposed to is interest rate risk. We currently have one variable rate loan and certain of our leases contain escalations based on market interest rates. We seek to mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments.

          To illustrate the potential impact of changes in interest rates on our net income, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

          Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% would increase our net income by approximately $5,475 or 0.3% over the next twelve months, compared to net income for the year ended December 31, 2004. A hypothetical decrease in the one month LIBOR by 1% would have no impact on our net income over the next twelve months, due to the existing minimum interest rates in place on the loans and in our leases. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

          In the future, we may be exposed to additional effects of interest rate changes primarily as a result of our short-term line of credit or long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

          We have purchased two properties in Canada, and the monthly rental payments on these properties are received in Canadian dollars. In order to mitigate the risk of foreign currency rate fluctuations, we are currently exploring the possibility of securing one or more loans on the real estate properties in which the mortgage payments would be denominated in Canadian dollars. Until one or more loans has been secured on the properties, we are exposed to foreign currency risk. However, exchange rate movements to date have not had a significant effect on our financial position or results of operations. For the year ended December 31, 2004, we had no foreign currency transaction gains or losses in connection with the translation of monthly rental payments denominated in a foreign currency.

          In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance debt if necessary.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

Consolidated Statements of Operations for the year ended December 31, 2004 and for the period February 14, 2003(inception) through December 31, 2003

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2004 and for the period February 14, 2003(inception) through December 31, 2003

Consolidated Statements of Cash Flows for the year ended December 31, 2004 and for the period February 14, 2003(inception) through December 31, 2003

Notes to Financial Statements

Schedule III – Real Estate and Accumulated Depreciation

Schedule IV – Mortgage Loans on Real Estate

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Gladstone Commercial Corporation:

We have completed an integrated audit of Gladstone Commercial Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Commercial Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from February 14, 2003 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, NY
March 7, 2005

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS
Real estate, net	$60,466,330	$5,436,153
Mortgage note receivable	11,107,717	—
Cash and cash equivalents	29,153,987	99,075,765
Funds held in escrow	1,060,977	—
Interest receivable – mortgage note	64,795	—
Interest receivable – employees	4,792	—
Deferred rent receivable	210,846	—
Prepaid expenses	170,685	191,432
Other assets	114,819	—
Lease intangibles, net of accumulated amortization of $194,047 and $1,208, respectively	3,230,146	358,020

TOTAL ASSETS	105,585,094	105,061,370

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Due to Adviser	129,231	234,295
Accounts payable and accrued expenses	168,389	—
Dividends payable	920,040	76,420
Rent received in advance, security deposits and funds held in escrow	1,674,741	—

Total Liabilities	2,892,401	310,715

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 20,000,000 shares authorized and 7,667,000 and 7,642,000 shares issued and outstanding, respectively	7,667	7,642
Additional paid in capital	105,427,549	105,060,304
Notes receivable - employees	(375,000)	—
Distributions in excess of accumulated earnings	(2,367,523)	(317,291)

Total Stockholders’ Equity	102,692,693	104,750,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,585,094	$105,061,370

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period
		February 14, 2003
		(inception)
	For the year ended	through
	December 31, 2004	December 31, 2003
OPERATING REVENUES
Rental income	$3,331,215	$12,180
Interest income from mortgage note receivable	981,187	—

Total operating revenues	4,312,402	12,180

OPERATING EXPENSES
Management advisory fee	1,187,776	317,188
Depreciation and amortization	973,345	5,827
Insurance	250,816	111,240
Professional Fees	448,969	39,511
General and administrative	442,227	83,382

Total operating expenses	3,303,133	557,148

Net income (loss) from operations	1,009,269	(544,968)

Interest income from temporary investments	608,617	304,097
Interest income - employee loans	6,042	—

NET INCOME (LOSS)	$1,623,928	$(240,871)

Earnings (loss) per weighted average common share
Basic	$0.21	$(0.07)

Diluted	$0.21	$(0.07)

Weighted average shares outstanding
Basic	7,649,855	3,229,119

Diluted	7,708,534	3,229,119

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes		Distributions in
			Capital in	Receivable	Stock	Excess of	Total
	Common Stock		Excess of	From Sale of	Subscription	Accumulated	Stockholders’
	Shares	Amount	Par Value	Common Stock	Receivable	Earnings	Equity
Balance at February 14, 2003		$—	$—	$—	$—	$—	$—

Issuance of Common Shares	52,000	52	51,948	—	(42,000)	—	10,000

Payment of Stock Subscription Receivable	—	—	—	—	42,000	—	42,000

Issuance of Common Stock in Public Offering (net of offering costs of $864,554)	7,590,000	7,590	105,008,356	—	—	—	105,015,946

Distributions Declared ($0.01 per common share)	—	—	—	—	—	(76,420)	(76,420)

Net loss	—	—	—	—	—	(240,871)	(240,871)

Balance at December 31, 2003	7,642,000	7,642	105,060,304	—	—	(317,291)	104,750,655

Issuance of Common Stock Under Stock Option Plan	25,000	25	374,975	(375,000)	—	—	—

Public Offering Costs	—	—	(7,730)	—	—	—	(7,730)

Distributions Declared ($0.48 per common share)	—	—	—	—	—	(3,674,160)	(3,674,160)

Net income	—	—	—	—	—	1,623,928	1,623,928

Balance at December 31, 2004	7,667,000	$7,667	$105,427,549	$(375,000)	$—	$(2,367,523)	$102,692,693

The accompanying notes are an integral part of these consolidated financial statements

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period
		February 14, 2003
		(inception)
	For the year ended	through
	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income (loss)	$1,623,928	$(240,871)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	973,345	5,827
Changes in assets and liabilities:
Increase in mortgage interest receivable	(64,795)	—
Increase in employee interest receivable	(4,792)	—
Decrease (increase) in prepaid expenses	20,747	(191,432)
Increase in other assets	(64,819)	—
Increase in deferred rent receivable	(210,846)	—
Increase in accounts payable and accrued expenses	168,389	—
(Decrease) increase in due to Adviser	(105,064)	234,295
Increase in rent received in advance and security deposits	613,764	—

Net cash provided by (used in) operating activities	2,949,857	(192,181)

Cash flows from investing activities:
Acquisition of real estate	(58,875,648)	(5,800,000)
Issuance of mortgage note receivable	(11,170,000)	—
Deposit on future acquisition	(50,000)
Principal repayments on mortgage note receivable	62,283	—

Net cash used in investing activities	(70,033,365)	(5,800,000)

Cash flows from financing activities:
Proceeds from share issuance	—	105,067,946
Offering costs	(7,730)	—
Dividends paid	(2,830,540)	—

Net cash (used in) provided by financing activities	(2,838,270)	105,067,946

Net (decrease) increase in cash and cash equivalents	(69,921,778)	99,075,765

Cash and cash equivalents, beginning of period	99,075,765	—

Cash and cash equivalents, end of period	$29,153,987	$99,075,765

Non-cash financing activities:

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$375,000	$—

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

Subsidiaries

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

     On January 27, 2004, the Company completed the formation of a subsidiary, Gladstone Lending LLC (“Gladstone Lending”). Gladstone Lending was created to conduct all operations related to real estate mortgage loans of the Company. As the Operating Partnership currently owns all of the general and limited partnership interests of Gladstone Lending, the financial position and results of operations of Gladstone Lending are consolidated with those of the Operating Partnership.

     On August 23, 2004, the Company completed the formation of a subsidiary, Gladstone Commercial Advisers, Inc. (“Commercial Advisers”). Commercial Advisers is a taxable REIT subsidiary, which was created to collect all non-qualifying income related to the Company’s real estate portfolio. This income will predominately consist of fees received by the Company related to the leasing of real estate. Since the Company owns 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated with those of the Company. There have been no such fees earned to date.

Investments in real estate

     The Company records investments in real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset. The Company expenses costs of repairs and maintenance as incurred. The Company computes depreciation using the straight-line method over the estimated useful life of 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Real estate depreciation expense was $780,506 for the year ended December 31, 2004 and $4,619 for the period from February 14, 2003 (inception) to December 31, 2003.

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

     Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values will be amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Since the Company’s strategy to a large degree involves sale-leaseback transactions with newly originated leases at market rates, the above-market and below-market in-place lease values have not been significant for any of the transactions that the Company has entered into.

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

     The value of in-place leases is amortized to expense over the initial term of the respective leases, which range from five to twenty years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense was $192,839 for the year ended December 31, 2004, and $1,208 for the period from February 14, 2003 (inception) through December 31, 2003.

The following table summarizes the gross value of customer relationship intangibles for the year ended December 31, 2004 and the period February 14, 2003 (inception) through December 31, 2003:

		For the period
		February 14, 2003
	Year ended	(inception) through
	December 31, 2004	December 31, 2003
Revenue Loss	$1,929,800	$184,000
Lease Intangibles	1,494,393	175,228

	$3,424,193	$359,228

Impairment

Investments in Real Estate

     The Company accounts for the impairment of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2004.

Provision for Loan Losses

     The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its private lending assets. The Company has extended one mortgage loan and has not experienced any actual losses in connection with its lending investments. Management reflects provisions for loan losses on a portfolio basis based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There are no provisions for loan losses at December 31, 2004.

Cash and cash equivalents

     The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at December 31, 2004 were held in the custody of three financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

Revenue recognition

     Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet represents the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of December 31, 2004.

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

Stock based compensation

     In December 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS No. 123, “Accounting for Stock-Based Compensation, and issued the revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R effectively replaces SFAS No. 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard is effective for awards that are granted, modified, or settled in cash for interim or annual periods beginning after June 15, 2005. The adoption of SFAS No. 123R will require the Company to begin expensing stock options as compensation cost during the quarter ending September 30, 2005. The impact of the adoption of this amendment to current earnings can be seen in Note 4 to the Financial Statements, “Stock Options.”

     The Company currently accounts for the issuance of stock options under its 2003 Equity Incentive plan the “2003 Plan,” in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In this regard, these options have been granted to individuals who are the Company’s officers, and who would qualify as leased employees under FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

     The following tables summarizes the Company’s operating results as if the Company elected to account for its stock-based compensation under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the year ended December 31, 2004 and the period February 14, 2003 (inception) through December 31, 2003:

		For the period
		February 14, 2003
	Year ended	(inception)
	December 31,	through
	2004	December 31, 2003
Net income (loss), as reported	$1,623,928	$(240,871)

Less: Stock-based compensation expense determined using the fair value based method	(325,815)	(94,781)

Net income (loss), pro-forma	$1,298,113	$(335,652)

Basic, as reported	$0.21	$(0.07)

Basic, pro-forma	$0.17	$(0.10)

Diluted, as reported	$0.21	$(0.07)

Diluted, pro-forma	$0.17	$(0.10)

The stock-based compensation expense under the fair value method, as reported in the above table, was computed using an estimated weighted average fair value of $1.29 using the Black-Scholes option-pricing model, based on options issued from date of inception forward, and the following weighted-average assumptions: dividend yield of 4.99%, risk-free interest rate of 2.54%, expected volatility factor of 18.40%, and expected lives of 3 years.

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

     Gladstone Commercial Advisers is a wholly-owned taxable REIT subsidiary, (“TRS”), that is subject to federal and state income taxes. We account for such income taxes in accordance with the provisions of SFAS No. 109. Under SFAS No. 109, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

Foreign Currency Transactions

     The Company purchased two properties in Canada in October of 2004, and rental payments from these properties are received in Canadian Dollars. In accordance with SFAS No. 52 “Foreign Currency Translation,” the rental revenue received is recorded using the exchange rate as of the transaction date, which is the first of the month. Straight line rent and any deferred rent asset or liability are also recorded using the exchange rate as of the transaction date. If the rental payment is received on a date other than the transaction date, then a foreign currency gain or loss would be recorded on the financial statements. As of December 31, 2004, all rental payments were received on the respective transaction dates thus there were no foreign currency gains or losses recorded on the financial statements.

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

Reclassifications

     Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

3. Management Advisory Fee

     The Company has no employees, and all of the Company’s operations are managed by the Company’s Adviser pursuant to an advisory agreement. Pursuant to the advisory agreement, the Adviser is responsible for managing the Company on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with the Company’s criteria. In exchange for such services, the Company pays the Adviser a management advisory fee, which consists of the reimbursement of certain expenses of the Adviser. The Company reimburses the Adviser for its pro-rata share of the payroll and related benefit expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to Company matters. The Company also reimburses the Adviser for general overhead expenses multiplied by the ratio of hours worked by Adviser employees on Company matters to the total hours worked by the Adviser’s employees.

     Under the terms of the advisory agreement, the Company will only be required to reimburse the Adviser for its portion of the Adviser’s general overhead expenses if the amount of payroll and benefits reimbursed to the Adviser is less than 2.0% of the Company’s average invested assets for the year. Additionally, the Company will only be required to reimburse the Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equal 2.0% of the Company’s average invested assets for the year. However, to the extent that payroll and benefits reimbursements exceed the annual management fee cap of 2.0%, these payroll amounts will be reimbursed by the Company. The Adviser will bill the Company on a monthly basis for these amounts. The Adviser must reimburse the Company annually for the amount by which amounts billed to and paid by the Company exceed this 2.0% limit during a given year. To the extent that overhead expenses payable or reimbursable by the Company exceed this limit and the Company’s independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient, the Company may reimburse the Adviser in future years for the full amount of the excess expenses, or any portion thereof, but only to the extent that the reimbursement would not cause the Company’s overhead expense reimbursements to exceed the 2.0% limitation in any year. To date, the advisory fee has not exceeded the annual cap.

     For the year ended December 31, 2004, the Company incurred approximately $1,188,000 in management advisory fees. For the period February 14, 2003 (inception) through December 31, 2003, the Company incurred approximately $317,000 in management advisory fees. Approximately $129,000 and $234,000 was unpaid at December 31, 2004 and December 31, 2003, respectively.

     The following table shows the unaudited quarterly breakdowns of the management advisory fee for the year ended December 31, 2004 and for the period from February 14, 2003 (inception) to December 31, 2003:

				For the Period from February 14, 2003 (inception)
	For the Year Ended December 31, 2004			to December 31, 2003
	Total	Total			Total
	Allocated	Allocated	Total	Total Allocated	Allocated
	Payroll and	Overhead	Management	Payroll and	Overhead	Total Management
Period	Benefits	Expenses	Advisory Fee	Benefits	Expenses	Advisory Fee
Q1 04	$165,838	$63,577	$229,415	$—	$—	$—

Q2 04	$215,414	$64,708	$280,122	$—	$—	$—

Q3 04	$265,887	$67,937	$333,824	$88,434	$35,663	$124,097

Q4 04	$256,063	$88,352	$344,415	$133,410	$59,681	$193,091

Total	$903,202	$284,574	$1,187,776	$221,844	$95,344	$317,188

4. Stock Options

At December 31, 2004, 869,000 options were outstanding with exercise prices ranging from $15 to $16.85 with terms of ten years.

A summary of the status of the Company’s 2003 Plan for the period from inception through December 31, 2004 is as follows:

		Weighted Average
	Shares	Exercise Price
Options outstanding at February 14, 2003	—
Granted	629,000	$15.00
Exercised	—

Options outstanding at December 31, 2003, of which 629,000 shares were exercisable	629,000	$15.00

Granted	280,000	$16.22
Exercised	(25,000)	$15.00
Forfeited	(15,000)	$15.73

Options outstanding at December 31, 2004, of which 599,000 shares are exercisable	869,000	$15.39

     In 2004, an employee of the Company exercised 25,000 options at $15.00 per share for a like number of shares of common stock in consideration for a promissory note in the principal amount of $375,000. This note has full recourse back to the issuer, has a term of nine years and bears interest at 5% per year. This note was recorded as a loan to employee in the equity section of the accompanying consolidated balance sheets. No compensation expense was recorded related to this transaction. As of December 31, 2004, approximately $375,000 of indebtedness was owed by current employees to the Company, and no current or former directors or executive officers had any loans outstanding.

5. Earnings Per Common Share

     The following tables set forth the computation of basic and diluted earnings (loss) per share for the year ended December 31, 2004 and for the period February 14, 2003 (inception) through December 31, 2003:

		For the period
	Year ended	February 14, 2003
	December 31,	(inception) through
	2004	December 31, 2003
Net income (loss)	$1,623,928	$(240,871)

Denominator for basic weighted average shares	7,649,855	3,229,119
Dilutive effect of stock options(a)	58,679	—

Denominator for diluted weighted average shares	7,708,534	3,229,119

Basic earnings (loss) per common share	$0.21	$(0.07)

Diluted earnings (loss) per common share	$0.21	$(0.07)

(a)	The dilutive effect of options outstanding as of December 31, 2003 are not included in the calculation as they are anti-dilutive.

6. Real Estate

     A summary of all properties held by the Company as of December 31, 2004 is as follows:

		Square Footage
Date Acquired	Location	(unaudited)	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$5,228,312
Jan-04	Canton, Ohio	54,018	Office and Warehouse	3,574,199
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,550,381
Jun-04	Charlotte, North Carolina	64,500	Office	9,224,655
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	5,138,041
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,598,447
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,940,956
Sep-04	Austin, Texas	51,993	Flexible Office	7,280,323
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	922,960
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	6,155,527
Oct-04	Granby, Quebec	99,981	Commercial and Manufacturing	1,834,807
Oct-04	Montreal, Quebec	42,490	Commercial and Manufacturing	3,017,722

				$60,466,330

     The following table sets forth the components of the Company’s investments in real estate:

	December 31, 2004	December 31, 2003
Real estate:
Land	$7,669,000	$960,000
Building	52,641,933	3,740,996
Tenant improvements	940,522	739,776
Accumulated depreciation	(785,125)	(4,619)

Real estate, net	$60,466,330	$5,436,153

     On January 30, 2004, the Company acquired a 54,018 square foot commercial office and warehouse building in Canton, Ohio for an aggregate acquisition cost of $3.65 million (including transaction costs) was funded using a portion of the net proceeds from the Company’s initial public offering.. This building has been leased to one tenant under a 10 year triple net lease. The monthly lease payments are the greater of the one month London InterBank Offered Rate (“LIBOR”) rate plus 6 percent per year or 9.25% multiplied by the purchase price. The lease provides for annual rents of approximately $338,000, based upon the current interest rate of 9.25%.

     On April 29, 2004, the Company purchased an 83,891 square foot commercial office and laboratory space in Akron, Ohio for $9.3 million. The purchase was funded using a portion of the net proceeds from the Company’s initial public offering. The property is currently leased to two tenants under separate triple net leases. The first lease occupies 79% of the property, has a remaining term of eleven years, and provides for annual rent of $795,000 in 2005, with prescribed escalations thereafter. The second lease occupies 21% of the property, has a remaining term of five years, and provides for annual rent of $203,000 in 2005, with prescribed escalations thereafter.

     On June 30, 2004, the Company acquired a 64,500 square foot commercial office space building in Charlotte, North Carolina for $9.3 million including transaction costs. The purchase was funded using a portion of the net proceeds from the Company’s initial public offering. Upon acquisition of the property, the Company extended a fifteen year triple net lease with the sole tenant. The lease provides for annual rents of approximately $903,000.

     On July 6, 2004, the Company acquired a 228,000 square foot commercial warehouse and manufacturing building in Canton, North Carolina for $5.2 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. The Company, upon acquisition of the property, extended a twenty year triple net lease with the sole tenant, with a provision whereby the tenant may purchase the property from the Company on or around the fifth anniversary of the purchase date for $5.6 million. The lease provides for annual rent of $494,000 in 2005, with prescribed escalations thereafter.

     On August 5, 2004, the Company acquired two separate properties from a single seller: a 290,000 square foot commercial warehouse building in Snyder Township, Pennsylvania; and a 154,000 square foot commercial warehouse building located in Lexington, North Carolina. These two properties were acquired for an aggregate cost to the Company of $10.2 million in cash, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. Each building is a single tenant facility and each was fully occupied at the time of purchase under previously existing leases with remaining terms of approximately five years, which were assigned to the Company at the time of purchase. Both leases contain an option to renew for an additional five years. The leases provide for an aggregate annual rents of $1,268,000; $870,000 from the Pennsylvania property and $398,000 from the North Carolina property.

     On September 16, 2004, the Company acquired a 51,993 square foot flexible office building in Austin, Texas for $7.9 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. The Company, upon acquisition of the property, was assigned an eleven year triple net lease with the sole tenant. The lease provides for annual rent of $716,000 in 2005, with prescribed escalations thereafter.

     On October 15, 2004, the Company acquired four separate properties from a single seller: a 233,275 square foot commercial manufacturing building in Mt. Pocono, Pennsylvania; a 25,797 square foot commercial manufacturing building located in Norfolk, Virginia; a 42,490 square foot commercial manufacturing building located in Montreal, Quebec; and a 99,981 square foot commercial manufacturing building located in Granby, Quebec. These four properties were acquired for an aggregate cost to the Company of $12.8 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. Each building is a single tenant facility and each was fully occupied at the time of purchase under previously existing leases with remaining terms of approximately 17 years, which were assigned to the Company at the time of purchase. The leases provide for aggregate annual rents of $1,218,000 through 2006, with prescribed escalations thereafter. The breakdown of the annual rents is as follows: $584,000 from the Pennsylvania property, $96,000 from the Virginia property, $188,000 from the Montreal property (based on the US dollar – Canadian dollar exchange rate at December 31, 2004), and $350,000 from the Granby property (based on the US dollar –Canadian dollar exchange rate at December 31, 2004).

In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties owned as of December 31, 2004 as follows:

	Year ended December 31, 2004
			Tenant	Lease	Total Purchase
	Land	Building	Improvements	Intangibles	Price
Raleigh, North Carolina	$960,000	$3,740,996	$739,776	$359,228	$5,800,000
Canton, Ohio	425,000	3,225,000	—	—	3,650,000
Akron, Ohio	1,974,000	6,656,000	40,199	669,583	9,339,782
Charlotte, North Carolina	760,000	8,574,586	—	—	9,334,586
Canton, North Carolina	150,000	5,050,000	—	—	5,200,000
Snyder Township, Pennsylvania	100,000	6,564,934	3,958	440,494	7,109,386
Lexington, North Carolina	850,000	2,113,482	—	259,482	3,222,964
Austin, Texas	1,000,000	6,245,258	91,007	616,907	7,953,172
Norfolk, Virginia	190,000	736,853	—	97,273	1,024,126
Mt. Pocono, Pennsylvania	350,000	5,771,551	65,582	514,973	6,702,106
Granby, Quebec	206,000	2,826,393	—	242,491	3,274,884
Montreal, Quebec	704,000	1,136,880	—	223,762	2,064,642

	$7,669,000	$52,641,933	$940,522	$3,424,193	$64,675,648

     Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at December 31, 2004 are as follows:

Year	Rental Payments
2005	6,467,510
2006	6,520,916
2007	6,605,828
2008	6,678,707
2009	5,603,109
Thereafter	44,118,853

Lease payments for certain properties, where payments are denominated in Canadian dollars, have been translated to US dollars using the exchange rate as of December 31, 2004 for the purposes of the table above.

In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however the Company would be required to pay property taxes on the respective property in the event the tenant fails to pay them, which would amount to a total of $766,000 on an annual basis for all properties and loans outstanding as of December 31, 2004.

7. Mortgage Note Receivable

     On February 18, 2004, the Company extended a promissory mortgage note in the amount of $11,170,000 collateralized by property in Sterling Heights, Michigan. The note was issued from a portion of the net proceeds of the Company’s initial public offering. The note accrues interest at the greater of 10% per year or the one month LIBOR rate plus 4% per year, and is for a period of 10 years maturing on February 18, 2014. At December 31, 2004, the outstanding balance of the note was $11,107,717.

8. Dividends Declared per Share

     During the year ended December 31, 2004, the Company declared four quarterly dividends: a $0.12 per common share dividend to stockholders of record on March 31, 2004, which was paid on April 15, 2004; a $0.12 per common share dividend to stockholders of record on June 25, 2004, which was paid on July 9, 2004; a $0.12 per common share dividend to stockholders of record on September 24, 2004, which was paid on October 8, 2004, and a $0.12 per common share dividend to stockholders of record on December 23, 2004, which was paid on January 5, 2005.

9. Segment Information

     As of December 31, 2004, the Comp any’s operations are derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which are simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. For the period February 14, 2003 (inception) through December 31, 2003, there was no activity relating to segments because the Company began operations late in 2003. The following table summarizes the Company’s consolidated operating results by segment for year ended December 31, 2004:

	Year Ended December 31,2004
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Revenue	$3,331,215	$981,187	$—	$4,312,402
Expenses	973,345	—	2,329,788	3,303,133

Income (loss) from operations	2,357,870	981,187	(2,329,788)	1,009,269

Other income	—	—	614,659	614,659

Net income (loss)	$2,357,870	$981,187	$(1,715,129)	$1,623,928

Total Assets	$64,889,448	$11,301,364	$29,394,282	$105,585,094

10. Quarterly Financial Information (Unaudited)

The following table represents the quarterly results of operations for the year ended December 31, 2004 and for the period from February 14, 2003 (inception) through December 31, 2003:

	Year ended December 31, 2004
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Income (loss) from operations	$(365,767)	$(30,248)	$530,072	$875,212
Net income (loss)	(193,305)	132,275	685,038	999,920

Basic earnings (loss) per share	$(0.03)	$0.02	$0.09	$0.13
Diluted earnings (loss) per share	(0.03)	0.02	0.09	0.13

Weighted average shares outstanding - basic	7,642,000	7,642,000	7,648,250	7,667,000
Weighted average shares outstanding - diluted	7,642,000	7,695,134	7,697,079	7,725,434

	Period from February 14, 2003 (Inception) through December 31, 2003
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Loss from operations	$(10,549)	$(105)	$(195,740)	$(338,574)
Net loss	(10,549)	(105)	(104,208)	(126,009)

Basic earnings (loss) per share	$(0.20)	$(0.00)	$(0.03)	$(0.02)
Diluted earnings (loss) per share	(0.20)	(0.00)	(0.03)	(0.02)

Weighted average shares outstanding - basic	52,000	52,000	3,547,297	7,642,000
Weighted average shares outstanding - diluted	52,000	52,000	3,547,297	7,674,455

11. Subsequent Events

     On February 10, 2005, the Company acquired a 60,245 square foot flexible office building in San Antonio, Texas for $9.0 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from our initial public offering. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The lease provides for annual rents of approximately $753,000 through 2008, with prescribed escalations thereafter.

     On February 10, 2005, the Company acquired a 39,000 square foot industrial building in Columbus, Ohio for $3.4 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from our initial public offering. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately ten years at the time of assignment. The lease provides for annual rents of approximately $318,000 through 2006, with prescribed escalations thereafter.

     On February 28, 2005 the Company entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company, which provides the Company with up to $50 million of financing. The line of credit matures on February 28, 2008. The Company has the option of increasing the line of credit up to an additional $25 million, for a total of $75 million, upon agreement of the syndicate of banks. The interest rate charged on the advances under the facility is based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. For example, as is customary with such line of credit facilities, the maximum amount the Company may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that the Company has pledged as collateral to the banks. As the Company arranges for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. Based on the Company’s completion of the documentation of the initial collateral pools in accordance with the banks’ eligibility criteria, as of March 8, 2005, the Company may draw up to $40.6 million under this agreement.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

		Initial Cost			Total Cost at December 31, 2004
				Costs Capitalized
			Buildings &	Subsequent to		Buildings &		Accumulated		Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation(1)	Net Real Estate	Acquired
Raleigh, North Carolina,
Office Building	—	$960,000	$4,480,772	$—	$960,000	$4,480,772	$5,440,772	$212,460	$5,228,312	12/23/2003
Canton, Ohio,
Office & Warehouse Building	—	425,000	3,225,000	—	425,000	3,225,000	3,650,000	75,801	$3,574,199	1/30/2004
Akron, Ohio,
Office and Laboratory Building	—	1,974,000	6,676,417	19,782	1,974,000	6,696,199	8,670,199	119,818	$8,550,381	4/29/2004
Charlotte, North Carolina,
Office Building	—	760,000	8,515,396	59,190	760,000	8,574,586	9,334,586	109,931	$9,224,655	6/30/2004
Canton, North Carolina,
Commercial and Manufacturing
Building	—	150,000	5,050,000	—	150,000	5,050,000	5,200,000	61,959	$5,138,041	7/6/2004
Snyder Township, Pennsylvania,
Commercial and Warehouse
Building	—	100,000	6,561,985	6,907	100,000	6,568,892	6,668,892	70,445	$6,598,447	8/5/2004
Lexington, North Carolina,
Commercial and Warehouse
Building	—	850,000	2,106,845	6,637	850,000	2,113,482	2,963,482	22,526	$2,940,956	8/5/2004
Austin, Texas,
Office Building	—	1,000,000	6,295,794	40,472	1,000,000	6,336,266	7,336,266	55,943	$7,280,323	9/16/2004
Norfolk, Virginia,
Commercial and Manufacturing
Building	—	190,000	718,663	18,190	190,000	736,853	926,853	3,893	$922,960	10/15/2004
Mt. Pocono, Pennsylvania,
Commercial and Manufacturing
Building	—	350,000	5,818,703	18,430	350,000	5,837,133	6,187,133	31,606	$6,155,527	10/15/2004
Granby, Quebec,
Commercial and Manufacturing
Building	—	206,000	2,729,130	97,263	206,000	2,826,393	3,032,393	14,670	$3,017,722	10/15/2004
Montreal, Quebec,
Commercial and Manufacturing
Building	—	704,000	1,057,933	78,947	704,000	1,136,880	1,840,880	6,073	$1,834,807	10/15/2004

		$7,669,000	$53,236,638	$345,817	$7,669,000	$53,582,455	$61,251,455	$785,125	$60,466,330

(1)Depreciable life of all buildings is 39 years. Depreciable life of all improvements is the life of the respective leases on each building, which range from 5-20 years.

     The following table reconciles the change in the balance of real estate and accumulated depreciation during the year ended December 31, 2004:

	Year ended December 31, 2004
		Accumulated
	Real Estate	Depreciation
Balance at beginning of period	$5,440,772	$4,619

Additions during period	55,810,683	780,506

Balance at end of period	$61,251,455	$785,125

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2004

		Final				Carrying	Principal Amount of Loans
		Maturity			Face Amount	Amount of	Subject to Delinquent
Location of Real Estate	Interest Rate	Date	Periodic Payment Term	Prior Lien	of Mortgage	Mortgage	Principal or Interest
Sterling Heights, Michigan	1 month LIBOR +4%; Floor of 10%	2/18/2004	Monthly payment based upon calculated interest rate each month, which variates based on LIBOR, with a floor of 10%. Balloon payment at maturity is $9,659,388.28.	—	$11,170,000	$11,107,717	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

b) Attestation Report of the Registered Public Accounting Firm

     Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this form 10K.

c) Change in Internal Control over Financial Reporting

          There were no changes in internal controls for the period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

          We will file a definitive Proxy Statement for our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2005 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant

          The information required by Item 10 is hereby incorporated by reference from our 2005 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” And “Code of Ethics.”

Item 11. Executive Compensation

          The information required by Item 11 is hereby incorporated by reference from our 2005 Proxy Statement under the caption “Compensation of Directors and Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by Item 12 is hereby incorporated by reference from our 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

          The information required by Item 13 is hereby incorporated by reference from our 2005 Proxy Statement under the caption “Certain Transactions.”

Item 14. Principal Accountant Fees and Services.

          The information required by Item 14 is hereby incorporated by reference from our 2005 Proxy Statement under the caption “Audit Fees.”

PART IV

Item 15. Exhibits, and Financial Statement Schedules.

a. DOCUMENTS FILED AS PART OF THIS REPORT

1. The following financial statements are filed herewith:

Report of Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003
Consolidated Statements of Operations for the year ended December 31, 2004 and for the period February 14, 2003(inception) through December 31, 2003
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2004 and for the period February 14, 2003(inception) through December 31, 2003
Consolidated Statements of Cash Flows for the year ended December 31, 2004 and for the period February 14, 2003(inception) through December 31, 2003
Notes to Financial Statements

2. Financial statement schedules

Schedule III – Real Estate and Accumulated Depreciation is filed herewith.
Schedule IV – Mortgage Loans on Real Estate is filed herewith.

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements are notes thereto.

3. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed June 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

10 .1†	Amended and Restated Advisory Agreement between Gladstone Commercial Corporation and 10.1 to Pre -Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No.
333-106024), filed August 8, 2003.

10 .2†	2003 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-106024),
filed July 22, 2003.

10 .3†	Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated July 17, 2003, incorporated by reference to Exhibit 10.3 to Pre -Effective Amendment No. 1 to the Registration Statement on Form S -11 (File No. 333-106024), filed July 22, 2003.

10 .4	Real Property Purchase and Sale Agreement between 3058348 Nova Scotia Company, 3058349 Nova Scotia Company and Gladstone Commercial Limited Partnership, dated August 11, 2004.

10 .5	Real Property Purchase and Sale Agreement between PBC – Pocono, L.L.C., PBC– Norfolk, L.L.C. and Gladstone Commercial Limited Partnership, dated August 11, 2004.

10 .6	Trademark License Agreement, dated December 20, 2004, between Gladstone Commercial

Exhibit	Description of Document
Corporation and Gladstone Management Corporation.

10 .7	Amendment No. 2 to the 2003 Equity Incentive Plan

10 .8	First Amendment to Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated September 1, 2004.

10 .9†	Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of February 28, 2005, incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K (File No. 000-50363), filed March 1, 2005.

11	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

14	Code of Business Conduct and Ethics, dated September 7, 2004.

21	Subsidiaries of Gladstone Commercial Corporation

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes -Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes -Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes -Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes -Oxley Act of 2002.

†	Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation

Date: March 8, 2005	By:	/s/ Harry Brill

Harry Brill
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 8, 2005	By:	/s/ David Gladstone

David Gladstone
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

Date: March 8, 2005	By:	/s/ Terry Lee Brubaker

Terry Lee Brubaker
President, Chief Operating Officer and Director

Date: March 8, 2005	By:	/s/ Harry Brill

Harry Brill
Chief Financial Officer
(principal financial and accounting officer)

Date: March 8, 2005	By:	/s/ David A.R. Dullum

David A.R. Dullum
Director

Date: March 8, 2005	By:	/s/ Anthony W. Parker

Anthony W. Parker
Director

Date: March 8, 2005	By:	/s/ Michela A. English

Michela A. English
Director

Date: March 8, 2005	By:	/s/ Paul Adelgren

Paul Adelgren
Director

Date: March 8, 2005	By:	/s/ Maurice Coulon

Maurice Coulon
Director

Date: March 8, 2005	By:	/s/ John Outland

John Outland
Director

Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed June 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

10 .1†	Amended and Restated Advisory Agreement between Gladstone Commercial Corporation and 10.1 to Pre -Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No.
333-106024), filed August 8, 2003.

10 .2†	2003 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-106024),
filed July 22, 2003.

10 .3†	Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated July 17, 2003, incorporated by reference to Exhibit 10.3 to Pre -Effective Amendment No. 1 to the Registration Statement on Form S -11 (File No. 333-106024), filed July 22, 2003.

10 .4	Real Property Purchase and Sale Agreement between 3058348 Nova Scotia Company, 3058349 Nova Scotia Company and Gladstone Commercial Limited Partnership, dated August 11, 2004.

10 .5	Real Property Purchase and Sale Agreement between PBC – Pocono, L.L.C., PBC– Norfolk, L.L.C. and Gladstone Commercial Limited Partnership, dated August 11, 2004.

10 .6	Trademark License Agreement, dated December 20, 2004, between Gladstone Commercial Corporation and Gladstone Management Corporation.
10 .7	Amendment No. 2 to the 2003 Equity Incentive Plan

10 .8	First Amendment to Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated September 1, 2004.

10 .9†	Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of February 28, 2005, incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K (File No. 000-50363), filed March 1, 2005.

11	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

14	Code of Business Conduct and Ethics, dated September 7, 2004.

21	Subsidiaries of Gladstone Commercial Corporation

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes -Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes -Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes -Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes -Oxley Act of 2002.

†	Previously filed and incorporated by reference.