Form 10-Q
period 2005-03-31
GLADSTONE COMMERCIAL CORP
filed 2005-05-04
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50363

GLADSTONE COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 200
MCLEAN, VIRGINIA 22102
(Address of principal executive office)
(703) 287-5800
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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 29, 2005 was 7,667,000.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

		PAGE
PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004
	Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004
	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004
	Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate, net	$71,226,016	$60,466,330
Mortgage note receivable	11,081,931	11,107,717
Cash and cash equivalents	18,059,875	29,153,987
Funds held in escrow	744,129	1,060,977
Interest receivable – mortgage note	71,109	64,795
Interest receivable – employees	4,685	4,792
Deferred rent receivable	697,210	210,846
Deferred financing costs	663,134	—
Prepaid expenses	203,026	170,685
Other assets	216,649	114,819
Lease intangibles, net of accumulated amortization of $308,159 and $194,047, respectively	4,023,315	3,230,146

TOTAL ASSETS	106,991,079	105,585,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Due to Adviser	142,598	129,231
Accounts payable and accrued expenses	417,464	168,389
Dividends payable	—	920,040
Mortgage note payable	3,150,000	—
Rent received in advance, security deposits and funds held in escrow	1,432,991	1,674,741

Total Liabilities	5,143,053	2,892,401

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 20,000,000 shares authorized and 7,667,000 shares issued and outstanding	7,667	7,667
Additional paid in capital	105,427,549	105,427,549
Notes receivable - employees	(374,792)	(375,000)
Distributions in excess of accumulated earnings	(3,212,398)	(2,367,523)

Total Stockholders’ Equity	101,848,026	102,692,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,991,079	$105,585,094

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2005	March 31, 2004
OPERATING REVENUES
Rental income	$1,847,007	$197,773
Interest income from mortgage note receivable	295,583	133,419
Tenant recovery revenue	2,043	—

Total operating revenues	2,144,633	331,192

OPERATING EXPENSES
Depreciation and amortization	537,755	79,330
Management advisory fee	471,861	229,416
Professional fees	331,244	208,457
Taxes and licenses	128,273	10,320
Insurance	70,383	64,487
Interest	36,219	—
General and administrative	132,828	104,949

Total operating expenses	1,708,563	696,959

Income (loss) from operations	436,070	(365,767)

Interest income from temporary investments	94,521	172,462
Interest income - employee loans	4,685	—
Loss on foreign currency translation	(92)	—

Other income	99,114	172,462

NET INCOME (LOSS)	$535,184	$(193,305)

Earnings (loss) per weighted average common share
Basic	$0.07	$(0.03)

Diluted	$0.07	$(0.03)

Weighted average shares outstanding
Basic	7,667,000	7,642,000

Diluted	7,733,335	7,642,000

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income (loss)	$535,184	$(193,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	537,755	79,330
Changes in assets and liabilities:
Amortization of deferred financing costs	16,246	—
Amortization of deferred rent asset	6,136	—
Increase in mortgage interest receivable	(6,314)	(68,261)
Decrease in employee interest receivable	107	—
(Increase) decrease in prepaid expenses	(32,341)	40,620
Decrease (increase) in other assets	48,170	(18,266)
Increase in deferred rent receivable	(97,499)	(13,764)
Increase in accounts payable and accrued expenses	249,075	102,266
Increase in due to Adviser	13,367	356,115
Increase in rent received in advance and security deposits	75,098	210,767

Net cash provided by operating activities	1,344,984	495,502

Cash flows from investing activities:
Acquisition of real estate	(12,485,610)	(3,650,000)
Issuance of mortgage note receivable	—	(11,170,000)
Deposit on future acquisition	(200,000)	—
Principal repayments on mortgage note receivable	25,786	—

Net cash used in investing activities	(12,659,824)	(14,820,000)

Cash flows from financing activities:
Offering costs	—	(7,730)
Proceeds from borrowings under mortgage note payable	3,150,000	—
Principal repayments on employee loans	208	—
Payments for deferred financing costs	(629,380)	—
Dividends paid	(2,300,100)	(76,420)

Net cash provided by (used in) financing activities	220,728	(84,150)

Net decrease in cash and cash equivalents	(11,094,112)	(14,408,648)

Cash and cash equivalents, beginning of period	29,153,987	99,075,765

Cash and cash equivalents, end of period	$18,059,875	$84,667,117

The accompanying notes are an integral part of these consolidated financial statements

GLADSTONE COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

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

Interim financial information

     Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period have been included.

Investments in real estate

     The Company records investments in real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset. The Company expenses costs of repairs and maintenance as incurred. The Company computes depreciation using the straight-line method over the estimated useful life of 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Real estate depreciation expense was $423,643 and $65,743 for the three months ended March 31, 2005 and 2004, respectively.

     The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which requires the purchase price of real estate to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

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

     The value of in-place leases is amortized to expense over the initial term of the respective leases, which range from five to twenty years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense was $114,113 for the three months ended March 31, 2005, and $13,587 for three months ended March 31, 2004.

The following table summarizes the gross value of customer relationship intangibles:

	For the three
	months ended	For the year ended
	March 31, 2005	December 31, 2004
In-place leases	$2,390,800	$1,929,800
Leasing costs	1,940,674	1,494,393
Accumulated amortization	(308,159)	(194,047)

	$4,023,315	$3,230,146

Impairment

Investments in Real Estate

     The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at March 31, 2005.

Provision for Loan Losses

          The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its private lending assets. The Company has extended one mortgage loan and has not experienced any actual losses in connection with its lending investments. Management reflects provisions for loan losses on a portfolio basis based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There are no provisions for loan losses at March 31, 2005.

Cash and cash equivalents

     The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at March 31, 2005 were held in the custody of three financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

Deferred financing costs

     Deferred financing costs consist of costs incurred to obtain long-term financing. These costs consist of legal fees, origination fees, and administrative fees incurred in association with the long-term financing. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured.

Revenue recognition

     Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets represents the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of March 31, 2005.

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

Stock based compensation

     The Company currently accounts for the issuance of stock options under its 2003 Equity Incentive Plan (the “2003 Plan”), in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In this regard, these options have been granted to individuals who are the Company’s officers, and who would qualify as leased employees under FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

     In December 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS No. 123, “Accounting for Stock-Based Compensation, and issued the revised SFAS No. 123(R), “Share-Based Payment.” In April of 2005 the effective date of adoption was changed from interim periods ending after June 15, 2005 to annual periods beginning after June 15, 2005. SFAS No. 123(R) effectively replaces SFAS No. 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The adoption of SFAS No. 123(R) will require the Company to begin expensing the value of stock options granted as compensation cost beginning in January of 2006. The impact of the adoption of this amendment to current earnings is discussed below.

     The following table summarizes the Company’s operating results as if the Company elected to account for its stock-based compensation under the fair value provisions of SFAS No. 123(R), “Share-Based Payment,” for the three months ended March 31, 2005 and 2004:

	For the three	For the three
	months ended	months ended
	March 31, 2005	March 31, 2004
Net income (loss), as reported	$535,184	$(193,305)

Less: Stock-based compensation expense determined using the fair value based method	(95,792)	(65,392)

Net income (loss), pro-forma	$439,392	$(258,697)

Basic, as reported	$0.07	$(0.03)

Basic, pro-forma	$0.06	$(0.03)

Diluted, as reported	$0.07	$(0.03)

Diluted, pro-forma	$0.06	$(0.03)

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

Income taxes

     The Company has operated and intends to continue to operate in a manner that will allow it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, and accordingly will not be subject to Federal income taxes on amounts distributed to stockholders (except income from foreclosure property), provided it distributes at least 90% of its real estate investment trust taxable income to its stockholders and meets certain other conditions. To the extent that the Company satisfies the distribution requirement but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed income.

     Gladstone Commercial Advisers is a wholly-owned taxable REIT subsidiary, (“TRS”), that is subject to federal and state income taxes. The Company accounts for such income taxes in accordance with the provisions of SFAS No. 109. Under SFAS No. 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Segment information

     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in determining how to allocate resources and in assessing performance. Company management is the chief decision making group. As discussed in Note 8, the Company’s operations are derived from two operating segments.

Foreign Currency Transactions

     The Company purchased two properties in Canada in October of 2004. Rental payments from these properties are received in Canadian Dollars. In accordance with SFAS No. 52 “Foreign Currency Translation,” the rental revenue received is recorded using the exchange rate as of the transaction date, which is the first day of each month. Straight line rent and any deferred rent asset or liability are also recorded using the exchange rate as of the transaction date. If the rental payment is received on a date other than the transaction date, then a foreign currency gain or loss would be recorded on the financial statements. All deferred rent assets are re-valued at each balance sheet date to reflect the current exchange rate. For the quarter ended March 31, 2005, $92 was recorded as a foreign currency loss, resulting from rental payments being received on dates other than the transaction date and the valuation of deferred rent at the end of the quarter.

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

2. Management Advisory Fee

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

     For the three months ended March 31, 2005, the Company incurred approximately $472,000 in management advisory fees. For the three months ended March 31, 2004, the Company incurred approximately $229,000 in management advisory fees. Approximately $143,000 and $129,000 was unpaid at March 31, 2005 and December 31, 2004, respectively.

     The following table shows the breakdown of the management advisory fee for the three months ended March 31, 2005 and 2004:

	For the three	For the three
	months ended	months ended
	March 31, 2005	March 31, 2004
Allocated payroll and benefits	$347,314	$165,839

Allocated overhead expenses	$124,547	$63,577

Total management advisory fee	$471,861	$229,416

3. Stock Options

     At March 31, 2005, 865,000 options were outstanding with exercise prices ranging from $15 to $16.85 with terms of ten years.

     In 2004, an employee of the Company exercised 25,000 options at $15.00 per share for a like number of shares of common stock in consideration for a promissory note in the principal amount of $375,000. This note has full recourse back to the employee, has a term of nine years and bears interest at 5% per year. This note was recorded as a loan to employee in the equity section of the accompanying consolidated balance sheets. No compensation expense was recorded related to this transaction. As of March 31, 2005, approximately $375,000 of indebtedness was owed by current employees to the Company, and no current or former directors or executive officers had any loans outstanding.

4. Earnings Per Common Share

     The following tables set forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2005 and 2004:

	For the three	For the three
	months ended	months ended
	March 31, 2005	March 31, 2004
Net income (loss)	$535,184	$(193,305)

Denominator for basic weighted average shares	7,667,000	7,642,000
Dilutive effect of stock options (a)	66,335	—

Denominator for diluted weighted average shares	7,733,335	7,642,000

Basic earnings (loss) per common share	$0.07	$(0.03)

Diluted earnings (loss) per common share	$0.07	$(0.03)

(a)	The dilutive effect of options outstanding as of March 31, 2004 are not included in the calculation as they are anti-dilutive.

5. Real Estate

     A summary of all properties held by the Company as of March 31, 2005 is as follows:

		Square Footage
Date Acquired	Location	(unaudited)	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$5,176,352
Jan-04	Canton, Ohio	54,018	Office and Warehouse	3,553,526
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,505,450
Jun-04	Charlotte, North Carolina	64,500	Office	9,169,689
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	5,105,669
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,556,148
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,927,408
Sep-04	Austin, Texas	51,993	Flexible Office	7,243,781
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	918,236
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	6,117,554
Oct-04	Granby, Quebec	99,981	Commercial and Manufacturing	3,012,465
Oct-04	Montreal, Quebec	42,490	Commercial and Manufacturing	1,840,387
Feb-05	San Antonio, Texas	60,245	Flexible Office	8,314,494
Feb-05	Columbus, Ohio	39,000	Industrial	2,784,857

				$71,226,016

     The following table sets forth the components of the Company’s investments in real estate:

	March 31, 2005	December 31, 2004
Real estate:
Land	$8,922,000	$7,669,000
Building	61,848,662	52,641,933
Tenant improvements	1,664,122	940,522
Accumulated depreciation	(1,208,768)	(785,125)

Real estate, net	$71,226,016	$60,466,330

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

In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the three months ended March 31, 2005 as follows:

Three months ended March 31, 2005

	San Antonio,
	Texas	Columbus, Ohio	Total
Land	$843,000	$410,000	$1,253,000
Building	6,795,312	2,379,947	9,175,259
Tenant Improvments	718,439	5,161	723,600
Lease Intangibles	664,218	638,063	1,302,281

Total Purchase Price	$9,020,969	$3,433,171	$12,454,140

     Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at March 31, 2005 are as follows:

Year	Rental Payments
2005	$5,659,644
2006	7,587,011
2007	7,677,824
2008	7,780,656
2009	6,730,158
Thereafter	49,384,169

Lease payments for certain properties, where payments are denominated in Canadian dollars, have been translated to US dollars using the exchange rate as of March 31, 2005 for the purposes of the table above.

In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however the Company would be required to pay property taxes on the respective property in the event the tenant fails to pay them, which would amount to a total of $1.1 million on an annual basis for all properties and loans outstanding as of March 31, 2005.

6. Mortgage Note Receivable

     On February 18, 2004, the Company extended a promissory mortgage note in the amount of $11,170,000 collateralized by property in Sterling Heights, Michigan. The note was issued from a portion of the net proceeds of the Company’s initial public offering. The note accrues interest at the greater of 11% per year or the one month LIBOR rate plus 5% per year, and is for a period of 10 years maturing on February 18, 2014. At March 31, 2005, the outstanding balance of the note was $11,081,931.

7. Dividends Declared per Share

     During the three months ended March 31, 2005, the Company commenced paying a monthly dividend. The following table summarizes the dividends paid during the three months ended March 31, 2005:

Record Date	Payment Date	Dividend per Share
January 17, 2005	January 31, 2005	$0.06
February 14, 2005	February 25, 2005	$0.06
March 16, 2005	March 30, 2005	$0.06

8. Segment Information

     As of March 31, 2005, the Company’s operations are derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three months ended March 31, 2005 and 2004:

	As of and for the Three Months Ended March 31, 2005
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Revenue	$1,849,050	$295,583	$—	$2,144,633
Expenses	666,028	—	1,042,535	1,708,563

Income (loss) from operations	1,183,022	295,583	(1,042,535)	436,070

Other income (loss)	(92)	—	99,206	99,114

Net income (loss)	$1,182,930	$295,583	$(943,329)	$535,184

Total Assets	$76,146,541	$11,153,040	$19,691,498	$106,991,079

	As of and for the Three Months Ended March 31, 2004
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Revenue	$197,773	$133,419	$—	$331,192
Expenses	79,330	—	617,629	696,959

Income (loss) from operations	118,443	133,419	(617,629)	(365,767)

Other income	—	—	172,462	172,462

Net income (loss)	$118,443	$133,419	$(445,167)	$(193,305)

Total Assets	$9,378,607	$11,443,769	$84,836,195	$105,658,571

9. Line of Credit

     On February 28, 2005 the Company entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company, which provides the Company with up to $50 million of financing. The line of credit matures on February 28, 2008. The Company has the option of increasing the line of credit up to an additional $25 million, for a total of $75 million, upon agreement of the syndicate of banks. The interest rate charged on the advances under the facility is based on LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. For example, as is customary with such line of credit facilities, the maximum amount the Company may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that the Company has pledged as collateral to the banks. As the Company arranges for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. As of May 4, 2005, the Company may draw up to $38.2 million under this agreement. As of March 31, 2005, there were no borrowings under the line of credit.

10. Mortgage Note Payable

     On March 16, 2005 the Company borrowed $3,150,000 pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in its Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a twenty-five year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. The Company may repay this note at any time after June 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however the Company expects to repay the note in full prior to the anticipated repayment date. The Company intends to use the proceeds from the note to acquire additional investments for its portfolio.

11. Subsequent Events

     On April 15, 2005, the Company acquired a 120,000 square foot industrial building in Big Flats, New York for $7.1 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment. The lease provides for annual rents of approximately $616,000 through 2006, with prescribed escalations thereafter.

     On April 15, 2005, the Company extended a mortgage loan in the amount of $10.0 million on an office building in McLean, Virginia, where the Company’s Adviser is a subtenant in the building. The loan was funded using a portion of the net proceeds from the Company’s initial public offering. This 12 year mortgage loan, collateralized by the McLean property, accrues interest at the greater of 7.5% per year or the one month LIBOR rate plus six percent per year, with a ceiling of 10.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-Q.

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

     The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Although we believe that these beliefs, assumptions and expectations are reasonable, we cannot guarantee future results, levels of activity, performance, growth or achievements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in or implied by our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:

•	the loss of any of our key employees, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our president and chief operating officer, or Mr. George Stelljes III, our executive vice president and chief investment officer;

•	general volatility of the capital markets and the market price of our common stock;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	availability, terms and deployment of capital, including the ability to maintain and borrow under our existing credit facility and secure one or more additional long-term credit facilities;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.

     We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

          We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial rental property and selectively making long-term mortgage loans collateralized by industrial and commercial property. We expect that a large portion of our tenants and borrowers will be small and medium-sized businesses that have significant buyout fund ownership and will be well capitalized, with equity constituting between 20% and 40% of their permanent capital. We expect that other tenants and borrowers will be family-owned businesses that have built significant equity from paying down the mortgage loans securing their real estate or through the appreciation in the value of their real estate. We seek to enter into purchase agreements for real estate that have triple net leases with terms of approximately 15 years, with rent increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At March 31, 2005, we owned fourteen properties and had one mortgage loan. We have also acquired one property and extended one mortgage loan subsequent to March 31, 2005. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or mortgage financing in an effort to build our portfolio.

          We conduct substantially all of our activities through, and all of our properties are held directly or indirectly by, Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003, which we refer to as our “Operating Partnership.” We control our Operating Partnership through our wholly owned subsidiary Gladstone Commercial Partners, LLC, which serves as the Operating Partnership’s sole general partner, and we also own all limited partnership units of our Operating Partnership. We expect our Operating Partnership to issue limited partnership units from time to time in exchange for industrial and commercial real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of gains until they redeem the limited partnership units. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time. Whenever we issue common stock for cash, we will be obligated to contribute any net proceeds we receive from the sale of the stock to our Operating Partnership and our Operating Partnership will, in turn, be obligated to issue an equivalent number of limited partnership units to us. Our Operating Partnership will distribute the income it generates from its operations to Gladstone Commercial Partners, LLC and its limited partners, including us, on a pro rata basis. We will, in turn, distribute the amounts we receive from our Operating Partnership to our stockholders in the form of monthly cash distributions. We have historically operated, and intend to continue to operate, so as to qualify as a REIT for federal tax purposes, thereby generally avoiding federal and state income taxes on the distributions we make to our stockholders.

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

     On March 16, 2005 we borrowed $3,150,000 pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in our Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a twenty-five year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. We may repay this note at any time after June 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however we expect to repay the note in full prior to the anticipated repayment date. We intend to use the proceeds from the note to acquire additional investments for our portfolio.

     On April 15, 2005, we acquired a 120,000 square foot industrial building in Big Flats, New York for $7.1 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from our initial public offering. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment. The lease provides for annual rents of approximately $616,000 through 2006, with prescribed escalations thereafter.

     On April 15, 2005, we extended a mortgage loan in the amount of $10.0 million on an office building in McLean, Virginia, where our Adviser is a subtenant in the building. The loan was funded using a portion of the net proceeds from our initial public offering. This 12 year mortgage loan, collateralized by the McLean property, accrues interest at the greater of 7.5% per year or the one month LIBOR rate plus six percent per year, with a ceiling of 10.0%.

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

     During the three months ended March 31, 2005 and 2004, payroll and benefits expenses, which are part of the management fee paid to our Adviser, were approximately $347,000 and $165,000, respectively. The actual amount of payroll and benefits expenses which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2005 this amount will be approximately $1,500,000. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe will be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement of our Adviser for our share of its payroll and benefits expenses could be materially greater than we currently project.

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

     During the three months ended March 31, 2005 and 2004, the amount of overhead expenses that we reimbursed our Adviser was approximately $125,000 and $64,000, respectively. The actual amount of overhead expenses for which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2005 this amount will be approximately $500,000.

          Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, tax preparation, directors and officers insurance, consulting and related fees. During the three months ended March 31, 2005 and 2004, the total amount of these expenses that we incurred was approximately $699,000 and $388,000, respectively.

     In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the three months ended March 31, 2005 and 2004, we passed all such fees along to our tenants, and accordingly we did not incur any such fees during this time. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.

Critical Accounting Policies

          Management believes our most critical accounting policies are revenue recognition (including straight-line rent), purchase price allocation, determining the risk rating of our potential tenants, accounting for our investments in real estate, provision for loans losses, the accounting for our derivative and hedging activities, if any, income taxes and stock based compensation. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Revenue Recognition

          Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the initial term of the lease. Because certain of our leases contain rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenues, deferred rent receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets represents the cumulative difference between rental revenue as recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms. Accordingly, our management must determine, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we would record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

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

Risk Rating

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

	First	Second
Our	Ratings	Ratings
System	Agency	Agency	Description (a)
>10	Baa2	BBB	Probability of default during the next ten years is 4% and the expected loss is 1% or less

10	Baa3	BBB-	Probability of default during the next ten years is 5% and the expected loss is 1% to 2%

9	Ba1	BB+	Probability of default during the next ten years is 10% and the expected loss is 2% to 3%

8	Ba2	BB	Probability of default during the next ten years is 16% and the expected loss is 3% to 4%

7	Ba3	BB-	Probability of default during the next ten years is 17.8% and the expected loss is 4% to 5%

6	B1	B+	Probability of default during the next ten years is 22% and the expected loss is 5% to 6.5%

5	B2	B	Probability of default during the next ten years is 25% and the expected loss is 6.5% to 8%

	First	Second
Our	Ratings	Ratings
System	Agency	Agency	Description (a)
4	B3	B-	Probability of default during the next ten years is 27% and the expected loss is 8% to 10%

3	Caa1	CCC+	Probability of default during the next ten years is 30% and the expected loss is 10% to 13.3%

2	Caa2	CCC	Probability of default during the next ten years is 35% and the expected loss is 13.3% to 16.7%

1	Caa3	CC	Probability of default during the next ten years is 65% and the expected loss is 16.7% to 20%

0	N/a	D	Probability of default during the next ten years is 85%, or there is a payment default, and the expected loss is greater than 20%

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

The following table reflects the average risk rating of our tenants and borrowers:

Rating	3/31/2005	12/31/2004

Average	8.1	7.8
Weighted Average	8.0	7.6
Highest	10.0	10.0
Lowest	6.0	6.0

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

     Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. As of March 31, 2005, we were not a party to any separate derivatives contract. Certain of our leases and loans contain embedded derivatives, principally LIBOR floors, which do not require separate accounting.

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

Stock Based Compensation

     We currently apply the intrinsic value method to account for the issuance of stock options under our 2003 Equity Incentive Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” where appropriate. In this regard, the substantial portion of these options were granted to individuals who are our officers and who qualify as leased employees under FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Accordingly, because the grants were at exercise prices equal to the fair value of the stock at date of grant, we did not record any expense related to the issuance of these options under the intrinsic value method. We will adopt SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006, which will require us to begin expensing stock options as compensation cost. Dependent upon the method chosen by our management for implementation of SFAS No. 123(R), prior periods may need to be adjusted.

Results of Operations

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

Revenues

     For the three months ended March 31, 2005, we earned $1,847,007 of rental revenue as compared to $197,773 for the three months ended March 31, 2004. The increase of $1,649,234, or 834%, in rental revenue is primarily a result of the acquisition of twelve properties subsequent to March 31, 2004.

     Interest income from the mortgage loan increased to $295,583 for the three months ended March 31, 2005 as compared to $133,149 for the three months ended March 31, 2004. The increase of $162,434, or 122%, is due to the fact that the mortgage loan was originated during the first quarter of 2004, and interest was only earned for a portion of the first quarter of 2004.

     For the three months ended March 31, 2005, we earned $2,043 of tenant recovery revenue. Tenant recovery revenue results from franchise taxes we paid that will be recovered for the 2005 tax year from the tenant of our Canton, North Carolina property.

Expenses

     The management advisory fee for the three months ended March 31, 2005 increased to $471,861, as compared to $229,416 for the three months ended March 31, 2004. The increase of $242,445, or 106%, is primarily a result of the increased time that our Adviser’s employees spent on our company matters. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement.

     Depreciation and amortization expenses of $537,755 were recorded for the three months ended March 31, 2005, as compared to $79,330 for the three months ended March 31, 2004. The increase of $458,425, or 578%, is primarily a result of the increased number of acquisitions since March 31, 2004.

     Professional fees, consisting primarily of legal and accounting fees, were $331,244 for the three months ended March 31, 2005, as compared to $208,457 for the three months ended March 31, 2004. The increase of $122,787, or 59%, was primarily a result of the increased accounting fees related to the audit of our internal controls performed in order to comply with the The Sarbanes –Oxley Act of 2002.

     Taxes and licenses for the three months ended March 31, 2005 were $128,273, an increase of $117,953, or 1143%, from $10,320 for the three months ended March 31, 2004. This increase is primarily attributable to the payment of $119,853 of franchise taxes paid for doing business in certain states. Approximately $100,000 of these franchise taxes relate to taxes incurred in 2004, however management has determined that these expenses were immaterial to the 2004 earnings, and were expensed in the quarter ending March 31, 2005. We expect to reduce future incurrance of these types of taxes next year by restructuring our entities in these specific states, however we can not assure that this restructuring will reduce the taxes in all states.

     Insurance expense increased to $70,383 for the three months ended March 31, 2005, as compared to $64,487 for the three months March 31, 2004. The increase of $5,896, or 9%, is a result of an increase in insurance premiums year over year.

     Interest expense was $36,219 for the three months ended March 31, 2005. This amount consisted of $11,111 in unused line of credit fees accrued on the line of credit obtained in February of 2005, $8,862 of interest expense on the mortgage note payable issued in March of 2005, and $16,246 of deferred financing fees from the line of credit. There was no interest expense incurred for the three months ended March 31, 2004.

     General and administrative expenses were $132,828 for the three months ended March 31, 2005, as compared to $104,949 and consisted mainly of directors’ fees and stockholder-related expenses. The increase of $27,879, or 27%, was primarily a result of an increase in stockholder-related expenses, and other general expenses that have increased as the number of properties has increased year over year.

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

Interest Income

     Interest income on cash and cash equivalents decreased during the three months ended March 31, 2005 to $94,521, as compared to $172,462 for the three months ended March 31, 2004. The decrease of $77,491, or 45%, is primarily a result of the increase in our portfolio of investments in real estate and mortgage loans, resulting in lower average cash balances invested. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills.

     During the three months ended March 31, 2005, we earned interest income on employee loans of $4,685. This interest represents the interest earned on a loan extended to an employee in September of 2004 in connection with the exercise of stock options.

Net Income

     For the three months ended March 31, 2005, we recorded net income of $535,184, as compared to a net loss of $193,305 for the three months ended March 31, 2004. This increase of $728,489, or 377%, is primarily a result in the increase in our portfolio of investments in the past year and the other events described above. Based on the basic and diluted weighted average common shares outstanding of 7,667,000 and 7,733,335, respectively, for the three months ended March 31, 2005, the basic and diluted earnings per weighted average common share were both $0.07. Based on the basic and diluted weighted average common shares outstanding of 7,642,000, for the three months ended March 31, 2004, the basic and diluted loss per weighted average common share were both $0.03.

Liquidity and Capital Resources

Cash and Cash Equivalents

     At March 31, 2005, we had approximately $18.1 million in cash and cash equivalents available to make investments and fund our continuing operations, a decrease of $11.1 million from $29.2 million at December 31, 2004. The funds on hand were predominantly raised though our initial public offering in 2003.

Operating Activities

     Net cash provided by operating activities during the three months ended March 31, 2005 was approximately $1.3 million, consisting primarily of net income, decreases in other assets, increases in rent received in advance and security deposits, increases in amounts due our Adviser and an increase in accrued expenses and accounts payable, partially offset by increases in mortgage interest receivable, increases in deferred rent receivable and prepaid expenses.

     Net cash provided by operating activities during three months ended March 31, 2004 was $495,502, consisting primarily of an increase in the amount due to Adviser, increases in rent received in advance and security deposits and an increase in accrued expenses and other liabilities.

Investing Activities

     Net cash used in investing activities during the three months ended March 31, 2005 was $12.7 million, which consisted of our purchases of the San Antonio, Texas flexible office property, and the Columbus, Ohio industrial building, both purchased in February of 2005, and deposits placed on future acquisitions, partially offset by principal repayments from our mortgage note receivable.

     Net cash used in investing activities during the three months ended March 31, 2004 was $14.8 million, and consisted of our purchase of the Canton, Ohio commercial office and warehouse property in January 2004 and our extension of a mortgage loan of approximately $11.2 million in February 2004.

Financing Activities

     Net cash provided by financing activities for the three months ended March 31, 2005 was approximately $220,000. This amount consisted of the proceeds received from the long-term financing of our Canton, North Carolina property of $3.1 million, partially offset by the dividend payments to our stockholders of $2.3 million and approximately $630,000 of financing costs paid in connection with our line of credit and mortgage note payable.

     Net cash used in financing activities was $84,150 for the three months ended March 31, 2004. These amounts consisted of the dividend payments to our stockholders of $76,420 and of $7,730 in costs associated with our initial public offering.

Future Capital Needs

     We had a purchase commitment for one property at March 31, 2005 in the aggregate amount of $13.4 million, where a deposit had been placed on the real estate as of March 31, 2005. Subsequent to March 31, 2005, we made two investments in the aggregate amount of $17.1 million.

     As of May 4, 2005, we have invested approximately $105.4 million, or substantially all of the net proceeds from our initial public offering in real properties and mortgage loans. Investments in fifteen real properties account for approximately $84.2 million of the currently invested net proceeds, and investments in two mortgage loans account for approximately $21.2 million of the currently invested net proceeds. During the remainder of 2005 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. The net proceeds of our initial public offering have been fully invested, and we intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with mortgages secured by some or all of our real property, or by borrowing against our existing line of credit. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We also may issue additional equity securities in the future to finance future investment although there can be no assurance that we would be able to do so on favorable terms if at all.

Line of Credit

     On February 28, 2005 we entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company, which provides us with up to $50 million of financing. The line of credit matures on February 28, 2008. We have the option of increasing the line of credit up to an additional $25 million, for a total of $75 million, upon agreement of the syndicate of banks. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. Our ability to access this funding source is subject to our continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. For example, as is customary with such line of credit facilities, the maximum amount we may draw under this agreement is based on the percentage of the value of our properties meeting agreed-upon eligibility standards that we have pledged as collateral to the banks. As we arrange for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement . As of May 4, 2005, we may draw up to $38.2 million under this agreement. As of May 4, 2005 we had no borrowings outstanding under the line of credit.

Mortgage Note Payable

     On March 16, 2005 we borrowed $3,150,000 pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in our Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a twenty-five year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. We may repay this note at any time after June 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however we expect to repay the note in full prior to the anticipated repayment date. We intend to use the proceeds from the note to acquire additional investments for our portfolio.

Contractual Obligations

The following table reflects our significant contractual obligations as of March 31, 2005:

		Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations	3,150,000	47,000	110,000	126,000	2,867,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (1)	—	—	—	—	—
Purchase Obligations (2)	13,400,000	13,400,000	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$16,550,000	$13,447,000	$110,000	$126,000	$2,867,000

(1)	This does not include the portion of the operating lease on office space that is allocated to us by our adviser in connection with our advisory agreement.

(2)	The purchase obligations reflected in the above table represents committiments outstanding at March 31, 2005 to purchase real estate.

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

     Diluted funds from operations per share (“Diluted FFO per share”) is FFO divided by weighted average common shares outstanding on a diluted basis during a period. We believe that FFO and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share (“EPS”) in evaluating net income available to common shareholders. In addition, since most REITs provide FFO and Diluted FFO per share information to the investment community, we believe FFO and Diluted FFO per share are useful supplemental measures for comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO and that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

     The following table provides a reconciliation of our FFO for the three months ended March 31, 2005 and 2004 to the most directly comparable GAAP measure, net income, and a computation of diluted FFO per weighed average common share and diluted net income per weighted average common share:

	For the three	For the three
	months ended	months ended
	March 31, 2005	March 31, 2004
Net income (loss)	$535,184	$(193,305)
Real estate depreciation and amortization	537,755	79,330

Funds from operations	1,072,939	(113,975)

Weighted average shares outstanding - diluted	7,733,335	7,642,000

Diluted net income (loss) per weighted average common share	$0.07	$(0.03)

Diluted funds from operations per weighted average common share	$0.14	$(0.01)

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

     Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% would increase our net income by approximately $22,630 or 1.0% over the next twelve months, compared to net income for the latest twelve months ended March 31, 2005. A hypothetical decrease in the one month LIBOR by 1% would have no impact on our net income over the next twelve months, due to the existing minimum interest rates in place on the loans and in our leases. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

     In the future, we may be exposed to additional effects of interest rate changes primarily as a result of our line of credit or long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

     We have purchased two properties in Canada, and the monthly rental payments on these properties are received in Canadian dollars. In order to mitigate the risk of foreign currency rate fluctuations, we are currently exploring the possibility of securing one or more loans on the real estate properties in which the mortgage payments would be denominated in Canadian dollars. Until one or more loans has been secured on the properties, we are exposed to foreign currency risk. However, exchange rate movements to date have not had a significant effect on our financial position or results of operations. For the three months ended March 31, 2005, we had a $92 foreign currency transaction loss in connection with the translation of monthly rental payments denominated in a foreign currency.

     To illustrate the potential impact of changes in exchange rates on our net income, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum exchange rate fluctuation are taken to alter our existing foreign currency sensitivity.

     Under this analysis, a hypothetical increase or decrease in the Canadian exchange rate by 10% would increase or decrease our net income by approximately $60,453 or 2.6% over the next twelve months, compared to net income for the latest twelve months ended March 31, 2005. Although management believes that this analysis is indicative of our existing exchange rate sensitivity, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

     In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance debt if necessary.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

     As of March 31, 2005, our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective in timely alerting management of material information about the company required to be included in our periodic Securities and Exchange Commission filings. However, while evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

     There were no changes in internal controls for the period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     As of March 31, 2005, we had invested approximately $88.3 million of the net proceeds from our initial public offering in fourteen real properties and one mortgage loan. As of March 31, 2005, we had used approximately $4.0 million in our operating activities, of which approximately $2.0 million has been paid to our Adviser (which is an affiliate of ours) in partial payment of amounts owed under our advisory agreement. As of March 31, 2005, substantially all of the remaining net proceeds from our initial public offering were invested in short-term, investment grade, interest-bearing instruments.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit	Description of Document
3.1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

10.1	Promissory Note between Key Bank National Association and CMI04 Canton NC LLC, dated March 14, 2005.

10.2	First Amendment to Credit Agreement and Waiver by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of April 21, 2005.

11	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation

Date: May 4, 2005	By:	/s/ Harry Brill

Harry Brill
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description of Document
3.1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

10.1	Promissory Note between Key Bank National Association and CMI04 Canton NC LLC, dated March 14, 2005.

10.2	First Amendment to Credit Agreement and Waiver by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of April 21, 2005.

11	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.