Form 10-Q
period 2005-06-30
GLADSTONE COMMERCIAL CORP
filed 2005-08-02
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-50363
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	02-0681276 (I.R.S. Employer Identification No.)
1521 WESTBRANCH DRIVE, SUITE 200
MCLEAN, VIRGINIA 22102
(Address of principal executive office)

(703) 287-5800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 29, 2005 was 7,672,000.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

		PAGE
PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004
	Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004
	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004
	Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 2.	Changes in Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

SIGNATURES		41

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Real estate, net	$94,245,941	$60,466,330
Mortgage note receivable	21,064,861	11,107,717
Cash and cash equivalents	216,434	29,153,987
Funds held in escrow	1,284,350	1,060,977
Interest receivable — mortgage note	67,619	64,795
Interest receivable — employees	5,236	4,792
Deferred rent receivable	4,293,573	210,846
Deferred financing costs	990,340	—
Prepaid expenses	101,677	170,685
Deposits on real estate	550,000	50,000
Other assets	5,304	64,819
Lease intangibles, net of accumulated amortization of $457,151 and $194,047, respectively	5,362,850	3,230,146

TOTAL ASSETS	$128,188,185	$105,585,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Due to Adviser	$124,171	$129,231
Accounts payable and accrued expenses	280,920	168,389
Dividends payable	—	920,040
Mortgage note payable	3,137,529	—
Borrowings under line of credit	22,010,000	—
Rent received in advance, security deposits and funds held in escrow	1,462,886	1,674,741

Total Liabilities	27,015,506	2,892,401

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 20,000,000 shares authorized and 7,672,000 and 7,667,000 shares issued and outstanding, respectively	7,672	7,667
Additional paid in capital	105,502,544	105,427,549
Notes receivable — employees	(433,789)	(375,000)
Distributions in excess of accumulated earnings	(3,903,748)	(2,367,523)

Total Stockholders’ Equity	101,172,679	102,692,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,188,185	$105,585,094

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
OPERATING REVENUES
Rental income	$2,235,241	$403,690	$4,082,248	$601,463
Interest income from mortgage note receivable	501,645	278,980	797,228	412,400
Tenant recovery revenue	39,557	—	41,600	—

Total operating revenues	2,776,443	682,670	4,921,076	1,013,863

OPERATING EXPENSES
Depreciation and amortization	696,976	126,772	1,234,731	206,101
Management advisory fee	483,794	280,122	955,655	509,538
Professional fees	16,759	66,973	348,003	275,430
Taxes and licenses	25,441	2,250	153,714	12,570
Insurance	67,021	64,488	137,404	128,975
Interest	254,803	—	291,022	—
General and administrative	97,836	172,313	230,664	277,263

Total operating expenses	1,642,630	712,918	3,351,193	1,409,877

Income (loss) from operations	1,133,813	(30,248)	1,569,883	(396,014)

Interest income from temporary investments	13,192	162,523	107,713	334,985
Interest income — employee loans	5,236	—	9,921	—
Loss on foreign currency translation	(2,710)	—	(2,802)	—

Other income	15,718	162,523	114,832	334,985

NET INCOME (LOSS)	$1,149,531	$132,275	$1,684,715	$(61,029)

Earnings (loss) per weighted average common share
Basic	$0.15	$0.02	$0.22	$(0.01)

Diluted	$0.15	$0.02	$0.22	$(0.01)

Weighted average shares outstanding
Basic	7,669,802	7,642,000	7,668,409	7,642,000

Diluted	7,692,639	7,695,134	7,715,100	7,764,732

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	six months ended	six months ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income (loss)	$1,684,715	$(61,029)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,234,731	206,101
Changes in assets and liabilities:
Amortization of deferred financing costs	74,836	—
Amortization of deferred rent asset	93,385	—
Increase in mortgage interest receivable	(2,824)	(61,950)
Increase in employee interest receivable	(444)	—
Decrease in prepaid expenses	69,008	122,500
Decrease (increase) in other assets	59,515	(25,000)
Increase in deferred rent receivable	(206,246)	(41,535)
Increase in accounts payable and accrued expenses	112,530	55,814
Decrease in due to Adviser	(5,060)	(131,085)
(Decrease) increase in rent received in advance and security deposits	(435,228)	293,592

Net cash provided by operating activities	2,678,918	357,408

Cash flows from investing activities:
Acquisition of real estate	(41,116,911)	(22,265,178)
Issuance of mortgage note receivable	(10,000,000)	(11,170,000)
Deposit on future acquisition	(550,000)	—
Principal repayments on mortgage note receivable	42,856	19,213

Net cash used in investing activities	(51,624,055)	(33,415,965)

Cash flows from financing activities:
Offering costs	—	(7,730)
Proceeds from borrowings under mortgage note payable	3,150,000	—
Principal repayments on mortgage note payable	(12,471)	—
Borrowings from line of credit	22,010,000	—
Principal repayments on employee loans	16,211	—
Payments for deferred financing costs	(1,015,176)	—
Dividends paid	(4,140,980)	(993,460)

Net cash provided by (used in) financing activities	20,007,584	(1,001,190)

Net decrease in cash and cash equivalents	(28,937,553)	(34,059,747)

Cash and cash equivalents, beginning of period	29,153,987	99,075,765

Cash and cash equivalents, end of period	$216,434	$65,016,018

NON-CASH FINANCING ACTIVITIES

Cash paid during period for interest	$128,878	$—

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$75,000	$—

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
     On January 27, 2004, the Company completed the formation of a subsidiary, Gladstone Lending LLC (“Gladstone Lending”). Gladstone Lending was created to conduct all operations related to real estate mortgage loans of the Company. As the Operating Partnership currently owns all of the membership interests of Gladstone Lending, the financial position and results of operations of Gladstone Lending are consolidated with those of the Operating Partnership.
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
Investments in real estate
     The Company records investments in real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset. The Company expenses costs of repairs and maintenance as incurred. The Company computes depreciation using the straight-line method over the estimated useful life of 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Real estate depreciation expense was $547,984 and $971,627 for the three and six months ended June 30, 2005, respectively, and $102,588 and $168,331 for the three and six months ended June 30, 2004, respectively.

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
     The value of in-place leases is amortized to expense over the initial term of the respective leases, which range from five to twenty years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense was $148,991 and $263,104 for the three and six months ended June 30, 2005, respectively, and $24,184 and $37,771 for three and six months ended June 30, 2004, respectively.
     Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values (presented in the accompanying balance sheet as deferred rent receivable) will be amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented in the accompanying balance sheet as value of assumed lease obligations) are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Total amortization expense related to above-market lease values was $87,250 and $93,385 for the three and six months ended June 30, 2005. There was no amortization expense related to above-market lease values in 2004.
     Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from six to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. These estimated leasing commissions are summarized in the table below as leasing costs.

The following table summarizes the gross value of customer relationship intangibles:

	June 30, 2005	December 31, 2004
In-place leases	$3,375,600	$1,929,800
Leasing costs	2,444,401	1,494,393
Accumulated amortization	(457,151)	(194,047)

	$5,362,850	$3,230,146

Impairment
Investments in Real Estate
     The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at June 30, 2005.
Provision for Loan Losses
     The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its private lending assets. The Company has extended two mortgage loans and has not experienced any actual losses in connection with its lending investments. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There are no provisions for loan losses at June 30, 2005.
Cash and cash equivalents
     The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at June 30, 2005 were held in the custody of two financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

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
Revenue recognition
     Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets represents the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of June 30, 2005.
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

     The following table summarizes the Company’s operating results as if the Company elected to account for its stock-based compensation under the fair value provisions of SFAS No. 123(R), “Share-Based Payment,” for the three and six months ended June 30, 2005 and 2004:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss), as reported	$1,149,531	$132,275	$1,684,715	$(61,029)

Less: Stock-based compensation expense determined using the fair value based method	(43,971)	(217,587)	(93,659)	(411,430)

Net income (loss), pro-forma	$1,105,560	$(85,312)	$1,591,056	$(472,459)

Basic, as reported	$0.15	$0.02	$0.22	$(0.01)

Basic, pro-forma	$0.14	$(0.01)	$0.21	$(0.06)

Diluted, as reported	$0.15	$0.02	$0.22	$(0.01)

Diluted, pro-forma	$0.14	$(0.01)	$0.21	$(0.06)

The stock-based compensation expense under the fair value method, as reported in the above table, was computed using an estimated weighted average fair value of $1.26 using the Black-Scholes option-pricing model, based on options issued from date of inception forward, and the following weighted-average assumptions: dividend yield of 5.07%, risk-free interest rate of 2.61%, expected volatility factor of 18.16%, and expected lives of 3 years.
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
     Gladstone Commercial Advisers is a wholly-owned taxable REIT subsidiary (“TRS”) that is subject to federal and state income taxes. The Company accounts for such income taxes in accordance with the provisions of SFAS No. 109. Under SFAS No. 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Segment information
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in determining how to allocate resources and in assessing performance. Company management is the chief decision making group. As discussed in Note 8, the Company’s operations are derived from two operating segments, one segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments

Foreign Currency Transactions
     The Company purchased two properties in Canada in October of 2004. Rental payments from these properties are received in Canadian Dollars. In accordance with SFAS No. 52 “Foreign Currency Translation,” the rental revenue received is recorded using the exchange rate as of the transaction date, which is the first day of each month. Straight line rent and any deferred rent asset or liability are also recorded using the exchange rate as of the transaction date. If the rental payment is received on a date other than the transaction date, then a foreign currency gain or loss would be recorded on the financial statements. All deferred rent assets are re-valued at each balance sheet date to reflect the current exchange rate. For the three and six months ended June 30, 2005, $2,710 and $2,802, respectively, was recorded as a foreign currency loss, resulting from rental payments being received on dates other than the transaction date and the valuation of deferred rent at the end of the quarter.
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
     The Company compensates its Adviser through reimbursement of its portion of the Adviser’s payroll, benefits and general overhead expenses. This reimbursement is generally subject to a combined annual management fee limitation of 2.0% of the Company’s average invested assets for the year, with certain exceptions. Reimbursement for overhead expenses is only required up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equal 2.0% of the Company’s average invested assets for the year, and general overhead expenses are required to be reimbursed only if the amount of payroll and benefits reimbursed to the Adviser is less than 2.0% of its average invested assets for the year. However, payroll and benefits expenses are required to be reimbursed by the Company to the extent that they exceed the overall 2.0% annual management fee limitation. Additionally, in the event that overhead expenses exceed the combined limitation, the Company's independent directors may authorize reimbursement of the full amount of such excess overhead expenses, or any portion thereof, if they determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. The Company may reimburse the Adviser only to the extent that the reimbursement would not cause the Company’s overhead expense reimbursements to exceed the 2.0% limitation in any year. To date, the advisory fee has not exceeded the annual cap.

     For the three and six months ended June 30, 2005, the Company incurred approximately $484,000 and $956,000, respectively, in management advisory fees. For the three and six months ended June 30, 2004, the Company incurred approximately $280,000 and $510,000, respectively, in management advisory fees. Approximately $124,000 and $129,000 was unpaid at June 30, 2005 and December 31, 2004, respectively.
     The following table shows the breakdown of the management advisory fee for the three and six months ended June 30, 2005 and 2004:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Allocated payroll and benefits	$334,563	$215,414	$681,877	$381,252

Allocated overhead expenses	$149,231	$64,708	$273,778	$128,286

Total management advisory fee	$483,794	$280,122	$955,655	$509,538

3. Stock Options
     At June 30, 2005, 922,000 options were outstanding with exercise prices ranging from $15 to $16.85 with terms of ten years.
     The following table is a summary of all notes issued to employees for the exercise of stock options:

	Number of	Strike Price of	Amount of
	Options	Options	Promissory		Interest Rate
Date Issued	Exercised	Exercised	Note	Term of Note	on Note
Sep-04	25,000	$15.00	$375,000	9 years	5.0%

May-05	5,000	$15.00	$75,000	9 years	6.0%
     These notes were recorded as loans to employees in the equity section of the accompanying consolidated balance sheets. No compensation expense was recorded related to this transaction. As of June 30, 2005, approximately $434,000 of indebtedness was owed by current employees to the Company, and no current or former directors or executive officers had any loans outstanding.

4. Earnings Per Common Share
     The following tables set forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2005 and 2004:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss)	$1,149,531	$132,275	$1,684,715	$(61,029)

Denominator for basic weighted average shares	7,669,802	7,642,000	7,668,409	7,642,000
Dilutive effect of stock options (a)	22,837	53,134	46,691	—

Denominator for diluted weighted average shares	7,692,639	7,695,134	7,715,100	7,642,000

Basic earnings (loss) per common share	$0.15	$0.02	$0.22	$(0.01)

Diluted earnings (loss) per common share	$0.15	$0.02	$0.22	$(0.01)

(a)	The incremental shares related to stock options for the six months ended June 30, 2004 have an anti-dilutive effect and as a result are not included in the calculation.
5. Real Estate
     A summary of all properties held by the Company as of June 30, 2005 is as follows:

		Square Footage
Date Acquired	Location	(unaudited)	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$5,124,392
Jan-04	Canton, Ohio	54,018	Office and Warehouse	3,532,852
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,460,518
Jun-04	Charlotte, North Carolina	64,500	Office	9,114,725
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	5,073,297
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,513,848
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,913,860
Sep-04	Austin, Texas	51,993	Flexible Office	7,201,602
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	913,513
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	6,079,581
Oct-04	Granby, Quebec	99,981	Commercial and Manufacturing	2,994,265
Oct-04	Montreal, Quebec	42,490	Commercial and Manufacturing	1,833,016
Feb-05	San Antonio, Texas	60,245	Flexible Office	8,273,734
Feb-05	Columbus, Ohio	39,000	Industrial	2,769,481
Apr-05	Big Flats, New York	120,000	Industrial	6,723,157
May-05	Wichita, Kansas	69,287	Office	11,187,434
May-05	Arlington, Texas	64,000	Warehouse and Bakery	3,177,894
Jun-05	Dayton, Ohio	59,894	Office	2,358,772

				$94,245,941

     The following table sets forth the components of the Company’s investments in real estate:

	June 30, 2005	December 31, 2004
Real estate:
Land	$11,547,000	$7,669,000
Building	82,195,997	52,641,933
Tenant improvements	2,259,695	940,522
Accumulated depreciation	(1,756,751)	(785,125)

Real estate, net	$94,245,941	$60,466,330

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
     On May 18, 2005, the Company acquired the leasehold interest in a 69,287 square foot office building in Wichita, Kansas for $13.4 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit and proceeds the Company received from the long-term mortgage on the Canton, North Carolina property. Under the terms of the leasehold interest, the Company has a capital lease with the City of Wichita because of the bargain purchase option contained within the lease that gives the Company the right to purchase the land and building for $1,000. Upon acquisition of the leasehold interest in the building, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.3 million through 2006, with prescribed escalations thereafter.
     On May 26, 2005, the Company acquired a 64,000 square foot warehouse and bakery in Arlington, Texas for $5.3 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $521,000 through 2006, with prescribed escalations thereafter.
     On June 30, 2005, the Company acquired a 59,894 square foot office building in Dayton, Ohio for $2.7 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately thirteen years at the time of assignment, with the ability to terminate the lease in eight years with six months notice prior to the effective date of termination to the Company. The tenant also has two options to extend for additional periods of five years each. The lease provides for annual rents of approximately $240,000 through 2006, with prescribed escalations thereafter.

In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the six months ended June 30, 2005 as follows:

			Tenant	Lease	Deferred	Total Purchase
	Land	Building	Improvements	Intangibles	Rent Asset	Price
San Antonio, Texas	$843,000	$6,817,984	$718,439	$664,218	—	$9,043,641
Columbus, Ohio	410,000	2,379,947	5,161	243,063	395,000	3,433,171
Big Flats, New York	275,000	6,489,630	—	337,589	—	7,102,219
Wichita Kansas	1,525,000	9,586,889	119,182	606,701	1,587,822	13,425,594
Arlington, Texas	300,000	2,858,509	32,254	151,496	1,987,044	5,329,303
Dayton, Ohio	525,000	1,389,635	444,137	392,741	—	2,751,513

	$3,878,000	$29,522,594	$1,319,173	$2,395,808	$3,969,866	$41,085,441

     Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at June 30, 2005 are as follows:

Year	Rental Payments
2005	$5,107,931
2006	10,281,992
2007	10,412,536
2008	10,590,754
2009	9,592,403
Thereafter	60,263,605
Lease payments for certain properties, where payments are denominated in Canadian dollars, have been translated to US dollars using the exchange rate as of June 30, 2005 for the purposes of the table above.
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however the Company would be required to pay property taxes on the respective property in the event the tenant fails to pay them. The total property taxes, on an annual basis, for all properties and loans outstanding as of June 30, 2005 is summarized in the table below:

Location	Real Estate Taxes
Raleigh, North Carolina	$45,743
Canton, Ohio	6,374
Sterling Heights, Michigan	115,998
Akron, Ohio	81,933
Charlotte, North Carolina	56,438
Canton, North Carolina	47,877
Snyder Township, Pennsylvania	99,222
Lexington, North Carolina	21,102
Austin, Texas	167,499
Norfolk, Virginia	11,411
Mt. Pocono, Pennsylvania	115,232
Granby, Quebec	36,178
Montreal, Quebec	77,605
San Antonio, Texas	159,551
Columbus, Ohio	37,610
Big Flats, New York	24,594
McLean, Virginia	74,563
Wichita, Kansas	5,222
Arlington, Texas	63,520
Dayton, Ohio	49,156

$1,296,828

6. Mortgage Note Receivable
     On February 18, 2004, the Company extended a promissory mortgage note in the amount of $11,170,000 collateralized by property in Sterling Heights, Michigan. The note was issued from a portion of the net proceeds of the Company’s initial public offering. The note accrues interest at the greater of 11% per year or the one month LIBOR rate plus 5% per year, and is for a period of 10 years maturing on February 18, 2014. At June 30, 2005, the outstanding balance of the note was $11,064,861.
     On April 15, 2005, the Company extended a mortgage loan in the amount of $10.0 million on an office building in McLean, Virginia, where the Company’s Adviser is a subtenant in the building. The loan was funded using a portion of the net proceeds from the Company’s initial public offering. This 12 year mortgage loan, collateralized by the McLean property, accrues interest at the greater of 7.5% per year or the one month LIBOR rate plus six percent per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first six years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term.
7. Dividends Declared per Share
     The Company commenced paying a monthly dividend in 2005. The following table summarizes the dividends paid during the six months ended June 30, 2005, and those dividends declared subsequent to the quarter end for July, August and September of 2005.:

Record Date	Payment Date	Dividend per Share
January 17, 2005	January 31, 2005	$0.06
February 14, 2005	February 25, 2005	$0.06
March 16, 2005	March 30, 2005	$0.06
April 15, 2005	April 29, 2005	$0.08
May 13, 2005	May 27, 2005	$0.08
June 16, 2005	June 30, 2005	$0.08
July 21, 2005	July 29, 2005	$0.08
August 23, 2005	August 31, 2005	$0.08
September 22, 2005	September 30, 2005	$0.08

8. Segment Information
     As of June 30, 2005, the Company’s operations are derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three and six months ended June 30, 2005 and 2004:

	As of and for the Three Months Ended June 30, 2005				As of and for the Six Months Ended June 30, 2005
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Revenue	$2,274,798	$501,645	$—	$2,776,443	$4,123,848	$797,228	$—	$4,921,076
Expenses	722,417	—	920,213	1,642,630	1,388,445	—	1,962,748	3,351,193

Income (loss) from operations	1,552,381	501,645	(920,213)	1,133,813	2,735,403	797,228	(1,962,748)	1,569,883

Other income (loss)	(2,710)	—	18,428	15,718	(2,802)	—	117,634	114,832

Net income (loss)	$1,549,671	$501,645	$(901,785)	$1,149,531	$2,732,601	$797,228	$(1,845,114)	$1,684,715

Total Assets	$104,452,364	$21,132,480	$2,603,341	$128,188,185	$104,452,364	$21,132,480	$2,603,341	$128,188,185

	As of and for the Three Months Ended June 30, 2004				As of and for the Six Months Ended June 30, 2004
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Revenue	$403,690	$278,980	$—	$682,670	$601,463	$412,400	$—	$1,013,863
Expenses	126,772	—	586,146	712,918	206,101	—	1,203,776	1,409,877

Income (loss) from operations	276,918	278,980	(586,146)	(30,248)	395,362	412,400	(1,203,776)	(396,014)

Other income	—	—	162,523	162,523	—	—	334,985	334,985

Net income (loss)	$276,918	$278,980	$(423,623)	$132,275	$395,362	$412,400	$(868,791)	$(61,029)

Total Assets	$27,894,784	$11,399,971	$65,109,950	$104,404,705	$27,894,784	$11,399,971	$65,109,950	$104,404,705

9. Line of Credit
     On February 28, 2005, the Company entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company. This line of credit initially provided the Company with up to $50 million of financing, with an option to increase the line of credit up to a maximum of $75 million upon agreement of the syndicate of banks. The line of credit matures on February 28, 2008. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits and, as of June 30, 2005, the Company is in compliance with all financial and operating covenants. For example, as is customary with such line of credit facilities, the maximum amount the Company may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that the Company has pledged as collateral to the banks. As the Company arranges for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of June 30, 2005, there was $22.0 million outstanding under the line of credit at an interest rate of 5.59%.
     Subsequent to the end of the quarter, on July 6, 2005, the Company amended the line of credit to increase the maximum availability under the line from $50 million to $60 million. As of August 2, 2005, the Company may draw up to an aggregate of $58.3 million under this agreement, of which the Company has aggregate borrowings outstanding under the line of credit of $49.4 million .

10. Mortgage Note Payable
     On March 16, 2005 the Company borrowed $3,150,000 pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in its Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a twenty-five year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. The Company may repay this note at any time after June 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however the Company expects to repay the note in full prior to the anticipated repayment date. The Company used the proceeds from the note to acquire additional investments for its portfolio.
11. Subsequent Events
     On July 7, 2005, the Company acquired a 30,268 square foot office building in Eatontown, New Jersey for $5.6 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately six years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $507,000 through 2006, with prescribed escalations thereafter.
     On July 11, 2005, the Company acquired a 183,000 square foot office building in Franklin Township, New Jersey for $8.2 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. The Company, upon acquisition of the property, extended a fifteen year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease also has a provision whereby the tenant may purchase the property from the Company on or around the eleventh anniversary of the purchase date for $9.1 million. The lease provides for annual rents of approximately $809,000 through 2006, with prescribed escalations thereafter.
     On July 14, 2005, the Company acquired a 278,020 square foot office building in Duncan, South Carolina for $19.2 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately six years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.9 million through 2006, with prescribed escalations thereafter.
     On July 19, 2005 the Company entered into two separate long-term notes payable with the RBC Life Insurance Company, which are collateralized by its Canadian Properties. The Company borrowed $2.1 million in Canadian dollars, which translated to $1.7 million in US Dollars as of July 19, 2005, and the loan is collateralized by a security interest in its Montreal, Quebec property. The Company borrowed an additional $3.4 million in Canadian dollars, which translated to $2.8 million in US Dollars as of July 19, 2005, and the loan is collateralized by a security interest in its Granby, Quebec property. These notes both accrue interest at an interest rate of 5.22% per year. Monthly payments on the notes are based upon a twenty-five year term, with both principal and interest being paid each month. The notes mature on August 1, 2015, and the Company does not have the right to prepay the principal amount prior to the maturity date on either note. The Company used the proceeds from the notes to pay down the line of credit.

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
Forward-Looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:
•	our business strategy;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	estimates of our future operating expenses, including payments to our Adviser under the terms of our advisory agreement;

•	projected capital expenditures; and

•	use of the proceeds of our credit facilities, mortgage notes payable, and other future capital resources, if any.
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
     The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Although we believe that these beliefs, assumptions and expectations are reasonable, we cannot guarantee future results, levels of activity, performance, growth or achievements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in or implied by our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:
•	the loss of any of our key employees, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our president and chief operating officer, or Mr. George Stelljes III, our executive vice president and chief investment officer;

•	general volatility of the capital markets and the market price of our common stock;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	availability, terms and deployment of capital, including the ability to maintain and borrow under our existing credit facility, arrange for long-term mortgages on our properties; secure one or more additional long-term credit facilities, and to raise equity capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates or the general economy; and

•	the degree and nature of our competition.
     We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview
     We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial rental property and selectively making long-term mortgage loans collateralized by industrial and commercial property. We expect that a large portion of our tenants and borrowers will be small and medium-sized businesses that have significant buyout fund ownership and will be well capitalized, with equity constituting between 20% and 40% of their permanent capital. We expect that other tenants and borrowers will be family-owned businesses that have built significant equity from paying down the mortgage loans securing their real estate or through the appreciation in the value of their real estate. We seek to enter into purchase agreements for real estate that have triple net leases with terms of approximately 15 years, with rent increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At June 30, 2005, we owned eighteen properties and had two mortgage loans. We have also acquired three properties subsequent to June 30, 2005. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or mortgage financing in an effort to build our portfolio.
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
     On February 10, 2005, we acquired a 39,000 square foot industrial building in Columbus, Ohio for $3.4 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from our initial public offering . Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately ten years at the time of assignment. The lease provides for annual rents of approximately $318,000 through 2006, with prescribed escalations thereafter.
     On March 16, 2005 we borrowed $3,150,000 pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in our Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a twenty-five year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. We may repay this note at any time after June 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however we expect to repay the note in full prior to the anticipated repayment date. We used the proceeds from the note to acquire additional investments for our portfolio.
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
     On April 15, 2005, we extended a mortgage loan in the amount of $10.0 million on an office building in McLean, Virginia, where our Adviser is a subtenant in the building. The loan was funded using a portion of the net proceeds from our initial public offering. This 12 year mortgage loan, collateralized by the McLean property, accrues interest at the greater of 7.5% per year or the one month LIBOR rate plus six percent per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first six years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term.
     On May 18, 2005, we acquired the leasehold interest in a 69,287 square foot office building in Wichita, Kansas for $13.4 million, including transaction costs, and the purchase was funded using borrowings from our line of credit and proceeds we received from the long-term mortgage on the Canton, North Carolina property. Under the terms of the leasehold interest, we have a capital lease with the City of Wichita because of the bargain purchase option contained within the lease that gives us the right to purchase the land and building for $1,000. Upon acquisition of the leasehold interest in the building, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.3 million through 2006, with prescribed escalations thereafter.
     On May 26, 2005, we acquired a 64,000 square foot warehouse and bakery in Arlington, Texas for $5.3 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $521,000 through 2006, with prescribed escalations thereafter.
     On June 30, 2005, we acquired a 59,894 square foot office building in Dayton, Ohio for $2.7 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately thirteen years at the time of assignment, with the ability to terminate the lease in eight years with six months notice prior to the effective date of termination to us. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $240,000 through 2006, with prescribed escalations thereafter.
     On July 7, 2005, we acquired a 30,268 square foot office building in Eatontown, New Jersey for $5.6 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately six years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $507,000 through 2006, with prescribed escalations thereafter.
     On July 11, 2005, we acquired a 183,000 square foot office building in Franklin Township, New Jersey for $8.2 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we extended a fifteen year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease also has a provision whereby the tenant may purchase the property from us on or around the eleventh anniversary of the purchase date for $9.1 million. The lease provides for annual rents of approximately $809,000 through 2006, with prescribed escalations thereafter.
     On July 14, 2005, we acquired a 278,020 square foot office building in Duncan, South Carolina for $19.2 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately six years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.9 million through 2006, with prescribed escalations thereafter.
     On July 19, 2005 we entered into two separate long-term notes payable with the RBC Life Insurance Company, which are collateralized by our Canadian Properties. We borrowed $2.1 million in Canadian dollars, which translated to $1.7 million in US Dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Montreal, Quebec property. We borrowed an additional $3.4 million in Canadian dollars, which translated to $2.8 million in US Dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Granby, Quebec property. These notes both accrue interest at an interest rate of 5.22% per year. Monthly payments on the notes are based upon a twenty-five year term, with both principal and interest being paid each month. The notes mature on August 1, 2015, and we do not have the right to prepay the principal amount prior to the maturity date on either note. We used the proceeds from the notes to pay down the line of credit.
Expenses
     Prior to October 1, 2004, our Adviser had an expense sharing arrangement with Gladstone Capital Advisers, a wholly-owned subsidiary of our affiliate, Gladstone Capital Corporation, through which our entire workforce was employed. Under that relationship, our Adviser reimbursed Gladstone Capital Advisers for a portion of Gladstone Capital Advisers’ total payroll and benefits expenses (based on the percentage of total hours worked by Gladstone Capital Advisers’ employees on our matters on an employee-by-employee basis) and a portion of Gladstone Capital Advisers’ total overhead expense (based on the percentage of total hours worked by all Gladstone Capital Advisers’ employees on our matters). In turn, subject to the terms and conditions of our advisory agreement, our Adviser passed these charges on to us. Effective October 1, 2004, the expense sharing arrangement with Gladstone Capital Advisers was terminated, and all of our personnel are now directly employed by our Adviser. Pursuant to the terms of our advisory agreement, we continue to be responsible for a portion of our Adviser’s total payroll and benefits expenses (based on the percentage of time our Adviser’s employees devote to our matters on an employee-by-employee basis) and a portion of our Adviser’s total overhead expense (based on the percentage of time worked by all of our Adviser’s employees on our matters). The termination of the arrangement between our Adviser and Gladstone Capital Advisers has not materially changed the level of our expenses.

     During the three and six months ended June 30, 2005, payroll and benefits expenses, which are part of the management fee paid to our Adviser, were approximately $335,000 and $682,000, respectively, and during the three and six months ended June 30, 2004, payroll and benefits expenses were approximately $215,000 and $380,000, respectively. The actual amount of payroll and benefits expenses which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2005 this amount will be approximately $1.5 million. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe will be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement of our Adviser for our share of its payroll and benefits expenses could be materially greater than we currently project.
     We compensate our Adviser through reimbursement of our portion of our Adviser’s payroll, benefits and general overhead expenses. This reimbursement is generally subject to a combined annual management fee limitation of 2.0% of our average invested assets for the year, with certain exceptions. Reimbursement for overhead expenses is only required up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equal 2.0% of our average invested assets for the year, and general overhead expenses are required to be reimbursed only if the amount of payroll and benefits reimbursed to our Adviser is less than 2.0% of our average invested assets for the year. However, payroll and benefits expenses are required to be reimbursed by us to the extent that they exceed the overall 2.0% annual management fee limitation. Additionally, in the event that overhead expenses exceed the combined limitation, our independent directors may authorize reimbursement of the full amount of such excess overhead expenses, or any portion thereof, if they determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. We may reimburse the Adviser only to the extent that the reimbursement would not cause our overhead expense reimbursements to exceed the 2.0% limitation in any year. To date, the advisory fee has not exceeded the annual cap.
     During the three and six months ended June 30, 2005, the amount of overhead expenses that we reimbursed our Adviser was approximately $149,000 and $274,000, respectively, and during the three and six months ended June 30, 2004, the amount of overhead expenses that we reimbursed our Adviser was approximately $65,000 and $128,000, respectively. The actual amount of overhead expenses for which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2005 this amount will be approximately $600,000.
     Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, tax preparation, directors and officers insurance, consulting and related fees. During the three and six months ended June 30, 2005, the total amount of these expenses that we incurred was approximately $461,000 and $1,161,000, respectively. During the three and six months ended June 30, 2004, the total amount of these expenses was $306,000 and $694,000, respectively.
     In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the three and six months ended June 30, 2005 and 2004, we passed all such fees along to our tenants, and accordingly we did not incur any such fees during this time. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.

Critical Accounting Policies
     Management believes our most critical accounting policies are revenue recognition (including straight-line rent), investment accounting, purchase price allocation, determining the risk rating of our potential tenants, accounting for our investments in real estate, provision for loans losses, the accounting for our derivative and hedging activities, if any, income taxes and stock based compensation. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.
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
Investment Accounting
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

	First	Second
Our	Ratings	Ratings
System	Agency	Agency	Description (a)
>10	Baa2	BBB	Probability of default during the next ten years is 4% and the expected loss is 1% or less

10	Baa3	BBB-	Probability of default during the next ten years is 5% and the expected loss is 1% to 2%

	First	Second
Our	Ratings	Ratings
System	Agency	Agency	Description (a)
9	Ba1	BB+	Probability of default during the next ten years is 10% and the expected loss is 2% to 3%

8	Ba2	BB	Probability of default during the next ten years is 16% and the expected loss is 3% to 4%

7	Ba3	BB-	Probability of default during the next ten years is 17.8% and the expected loss is 4% to 5%

6	B1	B+	Probability of default during the next ten years is 22% and the expected loss is 5% to 6.5%

5	B2	B	Probability of default during the next ten years is 25% and the expected loss is 6.5% to 8%

4	B3	B-	Probability of default during the next ten years is 27% and the expected loss is 8% to 10%

3	Caa1	CCC+	Probability of default during the next ten years is 30% and the expected loss is 10% to 13.3%

2	Caa2	CCC	Probability of default during the next ten years is 35% and the expected loss is 13.3% to 16.7%

1	Caa3	CC	Probability of default during the next ten years is 65% and the expected loss is 16.7% to 20%

0	N/a	D	Probability of default during the next ten years is 85%, or there is a payment default, and the expected loss is greater than 20%

(a)	the default rates set forth above assume a ten year lease or mortgage loan. If the particular investment has a term other than ten years, the probability of default is adjusted to reflect the reduced risk associated with a shorter term or the increased risk associated with a longer term.
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
The following table reflects the average risk rating of our tenants and borrowers:

Rating	6/30/2005	12/31/2004
Average	8.5	7.8
Weighted Average	8.5	7.6
Highest	10.0	10.0
Lowest	6.0	6.0

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
Provision for Loan Losses
     Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans we have made based upon our evaluation of known and inherent risks associated with our private lending assets. We have extended two mortgage loans and have not experienced any actual losses in connection with our lending investments. Management reflects provisions for loan losses on a portfolio basis based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Actual losses, if any, could ultimately differ from these estimates.
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
     Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. As of June 30, 2005, we were not a party to any separate derivatives contract. Certain of our leases and loans contain embedded derivatives, principally LIBOR floors, which do not require separate accounting.
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
Results of Operations
A comparison of our operating results for the three and six months ended June 30, 2005 and 2004 is below:

	For the three months ended				For the six months ended
	June 30,	June 30,			June 30,	June 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
OPERATING REVENUES
Rental income	$2,235,241	$403,690	$1,831,551	454%	$4,082,248	$601,463	$3,480,785	579%
Interest income from mortgage note receivable	501,645	278,980	222,665	80%	797,228	412,400	384,828	93%
Tenant recovery revenue	39,557	—	39,557	100%	41,600	—	41,600	100%

Total operating revenues	2,776,443	682,670	2,093,773	307%	4,921,076	1,013,863	3,907,213	385%

OPERATING EXPENSES
Depreciation and amortization	696,976	126,772	570,204	450%	1,234,731	206,101	1,028,630	499%
Management advisory fee	483,794	280,122	203,672	73%	955,655	509,538	446,117	88%
Professional fees	16,759	66,973	(50,214)	-75%	348,003	275,430	72,573	26%
Taxes and licenses	25,441	2,250	23,191	1031%	153,714	12,570	141,144	1123%
Insurance	67,021	64,488	2,533	4%	137,404	128,975	8,429	7%
Interest	254,803	—	254,803	100%	291,022	—	291,022	100%
General and administrative	97,836	172,313	(74,477)	-43%	230,664	277,263	(46,599)	-17%

Total operating expenses	1,642,630	712,918	929,712	130%	3,351,193	1,409,877	1,941,316	138%

Income (loss) from operations	1,133,813	(30,248)	1,164,061	N/M (1)	1,569,883	(396,014)	1,965,897	N/M (1)

Interest income from temporary investments	13,192	162,523	(149,331)	-92%	107,713	334,985	(227,272)	-68%
Interest income — employee loans	5,236	—	5,236	100%	9,921	—	9,921	100%
Loss on foreign currency translation	(2,710)	—	(2,710)	100%	(2,802)	—	(2,802)	100%

Other income	15,718	162,523	(146,805)	-90%	114,832	334,985	(220,153)	-66%

NET INCOME (LOSS)	$1,149,531	$132,275	$1,017,256	769%	$1,684,715	$(61,029)	$1,745,744	N/M (1)

(1)	Percentage change period over period is not meaningful because of the loss in 2004.

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004
Revenues
     For the three months ended June 30, 2005, we earned $2,235,241 of rental revenue as compared to $403,690 for the three months ended June 30, 2004. The increase of $1,831,551 or 454%, in rental revenue is primarily due to the acquisition of fourteen properties between June 30, 2004 and June 30, 2005.
     Interest income from mortgage loans increased to $501,645 for the three months ended June 30, 2005 as compared to $278,980 for the three months ended June 30, 2004. The increase of $222,665, or 80%, is a result of the issuance of the additional mortgage loan on the McLean, Virginia property in April of 2005.
     For the three months ended June 30, 2005, we earned $39,557 of tenant recovery revenue. This tenant recovery revenue resulted from $33,000 of franchise taxes we paid that were recovered for the 2004 tax year from the tenant of our Mt. Pocono, Pennsylvania property, and those taxes that will be recovered for the 2005 tax year from the tenant of our Canton, North Carolina property. It also includes a portion of the management fee reimbursed by the tenant in our Akron, Ohio property.
Expenses
     Depreciation and amortization expenses of $696,976 were recorded for the three months ended June 30, 2005, as compared to $126,772 for the three months ended June 30, 2004. The increase of $570,204, or 450%, is a direct result of the increased number of acquisitions completed between June 30, 2004 and June 30, 2005.
     The management advisory fee for the three months ended June 30, 2005 increased to $483,794, as compared to $280,122 for the three months ended June 30, 2004. The increase of $203,672, or 73%, is primarily a result of the increased time that our Adviser’s employees spent on our company matters. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement.
     Professional fees, consisting primarily of legal and accounting fees, were $16,759 for the three months ended June 30, 2005, as compared to $66,973 for the three months ended June 30, 2004. The decrease of $50,214, or 75%, was primarily a result of $100,000 of legal fees that were accrued and expensed in the quarter ended March 31, 2005 that were subsequently capitalized on the balance sheet as a cost of the line of credit. This was a one time non-recurring event during the quarter ended June 30, 2005 and without this reversal, legal and accounting fees would have been approximately $116,000 for the second quarter of 2005. Excluding the reversal of legal fees, professional fees increased $65,786, or 98%, as compared to the three months ended June 30, 2004. This increase was a result of increased professional fees for the audit of the financial statements, coupled with increased legal fees incurred from the increased portfolio of investments.
     Taxes and licenses for the three months ended June 30, 2005 were $25,441, an increase of $23,191, or 1,031%, from $2,250 for the three months ended June 30, 2004. This increase is primarily attributable to franchise taxes for doing business in certain states of approximately $18,000, which were accrued in the second quarter of 2005.
     Insurance expense increased to $67,021 for the three months ended June 30, 2005, as compared to $64,488 for the three months June 30, 2004. The increase of $2,533, or 4%, is a result of an increase in insurance premiums year over year.
     Interest expense was $254,803 for the three months ended June 30, 2005. This amount consisted of $26,023 in unused line of credit fees on the line of credit obtained in February of 2005, $119,854 in interest expense from borrowings against the line of credit, $50,336 of interest expense on the mortgage note payable issued in March of 2005, and $58,590 of deferred financing fees from the line of credit. There was no interest expense incurred for the three months ended June 30, 2004.
     General and administrative expenses were $97,836 for the three months ended June 30, 2005, as compared to $172,313 and consisted mainly of directors’ fees, stockholder-related expenses, and recruiting expense. The decrease of $74,477, or 43%, was primarily a result of $40,000 of recruiting expense paid in the second quarter of 2004, coupled with a decrease in stockholder-related expenses year over year as a result of higher printing costs in 2004 for the annual report.
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
Interest Income
     Interest income on cash and cash equivalents decreased during the three months ended June 30, 2005 to $13,192, as compared to $162,523 for the three months ended June 30, 2004. The decrease of $149,331, or 92%, is primarily a result of the increase in our portfolio of investments in real estate and mortgage loans, resulting in lower average cash balances invested. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills.
     During the three months ended June 30, 2005, we earned interest income on employee loans of $5,236. This interest represents the interest earned on loans extended to employees in connection with the exercise of their stock options.
Foreign Currency Loss
     Foreign currency translation loss during the three months ended June 30, 2005 was $2,710, which represents the loss in connection with the translation of monthly rental payments denominated in a foreign currency, and the valuation of certain balance sheet items denominated in a foreign currency at the end of each quarter. There was no foreign currency loss during the three months ended June 30, 2004.
Net Income
     For the three months ended June 30, 2005, we recorded net income of $1,149,531, as compared to $132,275 for the three months ended June 30, 2004. This increase of $1,017,256, is primarily a result of the increase in our portfolio of investments in the past year and the other events described above. Based on the basic and diluted weighted average common shares outstanding of 7,669,802 and 7,692,639, respectively, for the three months ended June 30, 2005, the basic and diluted earnings per weighted average common share were both $0.15. Based on the basic and diluted weighted average common shares outstanding of 7,642,000 and 7,695,134, respectively, for the three months ended June 30, 2004, the basic and diluted earnings per weighted average common share were both $0.02.
Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004
Revenues
     For the six months ended June 30, 2005, we earned $4,082,248 of rental revenue as compared to $601,463 for the six months ended June 30, 2004. The increase of $3,480,785, or 579%, in rental revenue is primarily due to the acquisition of fourteen properties between June 30, 2004 and June 30, 2005.
     Interest income from the mortgage loans increased to $797,228 for the six months ended June 30, 2005 as compared to $412,400 for the six months ended June 30, 2004. The increase of $384,828, or 93%, is due to the fact that a mortgage loan was originated during the first quarter of 2004, and interest was only earned on this loan for a portion of the six months ended June 30, 2004, and that we also issued an additional mortgage loan in April of 2005.
     For the six months ended June 30, 2005, we earned $41,600 of tenant recovery revenue. This tenant recovery revenue resulted from $33,000 of franchise taxes we paid that were recovered for the 2004 tax year from the tenant of our Mt. Pocono, Pennsylvania property, and those taxes that will be recovered for the 2005 tax year from the tenant of our Canton, North Carolina property. It also includes a portion of the management fee reimbursed by the tenant in our Akron, Ohio property.
Expenses
     Depreciation and amortization expenses of $1,234,731 were recorded for the six months ended June 30, 2005, as compared to $206,101 for the six months ended June 30, 2004. The increase of $1,028,630, or 499%, is primarily a result of the number of acquisitions completed between June 30, 2004 and June 30, 2005.
     The management advisory fee for the six months ended June 30, 2005 increased to $955,655, as compared to $509,538 for the six months ended June 30, 2004. The increase of $446,117, or 88%, is primarily a result of the increased time that our Adviser’s employees spent on our company matters. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement.
     Professional fees, consisting primarily of legal and accounting fees, were $348,003 for the six months ended June 30, 2005, as compared to $275,430 for the six months ended June 30, 2004. The increase of $72,573, or 26%, was primarily a result of the increased accounting fees related to the audit of our internal controls performed in order to comply with the Sarbanes–Oxley Act of 2002.
     Taxes and licenses for the six months ended June 30, 2005 were $153,714, an increase of $141,144, or 1,123%, from $12,570 for the six months ended June 30, 2004. This increase is primarily attributable to the payment of $138,000 of franchise taxes paid for doing business in certain states. Approximately $100,000 of these franchise taxes relate to taxes incurred in 2004, however management has determined that these expenses were immaterial to the 2004 earnings, and were subsequently expensed in the quarter ending March 31, 2005. We expect to reduce future incurrence of these types of taxes next year by restructuring our entities in these specific states, however we can not provide assurance that this restructuring will reduce the taxes in all states.
     Insurance expense increased to $137,404 for the six months ended June 30, 2005, as compared to $128,975 for the six months June 30, 2004. The increase of $8,429, or 7%, is a result of an increase in insurance premiums year over year.
     Interest expense was $291,022 for the six months ended June 30, 2005. This amount consisted of $37,134 in unused line of credit fees accrued on the line of credit obtained in February of 2005, $119,854 in interest expense from borrowings against the line of credit, $59,198 of interest expense on the mortgage note payable issued in March of 2005, and $74,836 of deferred financing fees from the line of credit. There was no interest expense incurred for the six months ended June 30, 2004.
     General and administrative expenses were $230,664 for the six months ended June 30, 2005, as compared to $277,263 for the six months ended June 30, 2004, and consisted mainly of directors’ fees, stockholder-related expenses, and recruiting expense. The decrease of $46,599, or 17%, was primarily a result of $40,000 of recruiting expense paid in the second quarter of 2004, coupled with a decrease in the costs associated with printing our annual report, partially offset by increases in travel expense and management fees paid for certain of our properties.
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
Interest Income
     Interest income on cash and cash equivalents decreased during the six months ended June 30, 2005 to $107,713, as compared to $334,985 for the six months ended June 30, 2004. The decrease of $227,272, or 68%, is primarily a result of the increase in our portfolio of investments in real estate and mortgage loans, resulting in lower average cash balances invested. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills.
     During the six months ended June 30, 2005, we earned interest income on employee loans of $9,921. This interest represents the interest earned on loans extended to employees in connection with the exercise of their stock options.
Foreign Currency Loss
     Foreign currency translation loss during the six months ended June 30, 2005 was $2,802, which represents the loss in connection with the translation of monthly rental payments denominated in a foreign currency, and the valuation of certain balance sheet items denominated in a foreign currency at the end of each quarter. There was no foreign currency loss during the six months ended June 30, 2004.
Net Income
     For the six months ended June 30, 2005, we recorded net income of $1,684,715, as compared to a net loss of $61,029 for the six months ended June 30, 2004. This increase of $1,745,744, is primarily a result of the increase in our portfolio of investments in the past year and the other events described above. Based on the basic and diluted weighted average common shares outstanding of 7,668,409 and 7,715,100, respectively, for the six months ended June 30, 2005, the basic and diluted earnings per weighted average common share were both $0.22. Based on the basic and diluted weighted average common shares outstanding of 7,642,000 and 7,764,732, respectively, for the six months ended June 30, 2004, the basic and diluted loss per weighted average common share were both $0.01.
Liquidity and Capital Resources
Cash and Cash Equivalents
     At June 30, 2005, we had approximately $216,000 in cash and cash equivalents, a decrease of $28.9 million from $29.2 million at December 31, 2004. We have fully invested the proceeds from our initial public offering, and have access to our existing line of credit and have obtained mortgages on three of our properties. We expect to obtain additional mortgages secured by some or all of our real property in the future in order to have the cash on hand to make additional investments and fund our continuing operations.
Operating Activities
     Net cash provided by operating activities during the six months ended June 30, 2005 was approximately $2.7 million, consisting primarily of net income, amortization of deferred financing costs and deferred rent asset, decreases in other assets and prepaid expenses, increases in accounts payable and accrued expenses, partially offset by decreases in rent received in advance and security deposits, increases in mortgage interest receivable, and increases in deferred rent receivable.
     Net cash provided by operating activities during the six months ended June 30, 2004 was $357,408, consisting primarily of a decrease in prepaid assets, increases in rent received in advance and security deposits and an increase in accrued expenses and accounts payable, partially offset by a decrease in amounts due our adviser and an increase in mortgage interest receivable.
Investing Activities
     Net cash used in investing activities during the six months ended June 30, 2005 was $51.6 million, which consisted of our purchases of the San Antonio, Texas flexible office building, and the Columbus, Ohio industrial building, both purchased in February of 2005, the Big Flats, New York building, purchased in April of 2005, the Wichita, Kansas office building and the Arlington, Texas warehouse and bakery both purchased in May of 2005, the Dayton, Ohio office building purchased in June of 2005, the extension of a mortgage loan on the Mclean, Virginia property, and deposits placed on future acquisitions, partially offset by principal repayments from our mortgage note receivable on the Sterling Heights, Michigan property.
     Net cash used in investing activities during the six months ended June 30, 2004 was $33.4 million, which consisted of our purchase of the Canton, Ohio commercial office and warehouse property in January 2004, the Akron, Ohio commercial office and laboratory space in April 2004, the Charlotte, North Carolina commercial office space in June 2004 and our extension of a mortgage loan on the Sterling Heights, Michigan commercial property in February 2004.
Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2005 was approximately $20.0 million. This amount consisted of the proceeds received from the long-term financing of our Canton, North Carolina property, the proceeds from borrowings under our line of credit, and principal repayments on employee loans, partially offset by principal repayments on the mortgage note payable, dividend payments to our stockholders, and financing costs paid in connection with our line of credit and mortgage note payable on the Canton, North Carolina property.
     Net cash used in financing activities for the six months ended June 30, 2004 was approximately $1.0 million. This amount consisted primarily of dividend payments to our stockholders.
Future Capital Needs
     We had purchase commitments for four properties at June 30, 2005 in the aggregate amount of $36.1 million, where a deposit had been placed on the real estate as of June 30, 2005. Subsequent to June 30, 2005, we made three investments in the aggregate amount of $33.0 million.
     As of August 2, 2005, we have invested all of the net proceeds from our initial public offering in real properties and mortgage loans. As of June 30, 2005, we have investments in eighteen real properties for $105.7 million and two mortgage loans for approximately $21.2 million. Subsequent to June 30, 2005, we made three investments in the aggregate amount of $33.0 million. During the remainder of 2005 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. The net proceeds of our initial public offering have been fully invested, and we intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with mortgages secured by some or all of our real property, or by borrowing against our existing line of credit. We may also use borrowings from our line of credit for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We also may issue additional equity securities in the future to finance future investment although there can be no assurance that we would be able to do so on favorable terms if at all.

Line of Credit
     On February 28, 2005 we entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company. This line of credit initially provided us with up to $50 million of financing, with an option to increase the line of credit up to a maximum of $75 million upon agreement of the syndicate of banks. The line of credit matures on February 28, 2008. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. Our ability to access this funding source is subject to our continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits, as of June 30, 2005 we are in compliance with all financial and operating covenants For example, as is customary with such line of credit facilities, the maximum amount we may draw under this agreement is based on the percentage of the value of our properties meeting agreed-upon eligibility standards that we have pledged as collateral to the banks. As we arrange for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement . We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments.
     On July 6, 2005, we amended the line of credit to increase the maximum availability under the line from $50 million to $60 million. As of August 1, 2005, we may draw up to an aggregate of $58.3 million under this agreement, of which we have aggregate borrowings outstanding under the line of credit of $49.4 million .
Mortgage Notes Payable
     On March 16, 2005 we borrowed $3,150,000 pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in our Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a twenty-five year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. We may repay this note at any time after June 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however we expect to repay the note in full prior to the anticipated repayment date. We used the proceeds from the note to acquire additional investments for our portfolio.
     On July 19, 2005 we entered into two separate long-term notes payable with the RBC Life Insurance Company, which are collateralized by our Canadian Properties. We borrowed $2.1 million in Canadian dollars, which translated to $1.7 million in US Dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Montreal, Quebec property. We borrowed an additional $3.4 million in Canadian dollars, which translated to $2.8 million in US Dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Granby, Quebec property. These notes both accrue interest at an interest rate of 5.22% per year. Monthly payments on the notes are based upon a twenty-five year term, with both principal and interest being paid each month. The notes mature on August 1, 2015, and we do not have the right to prepay the principal amount prior to the maturity date on either note. We used the proceeds from the notes to pay down the line of credit.

Contractual Obligations
The following table reflects our significant contractual obligations as of June 30, 2005:

		Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations	3,150,000	51,055	111,923	127,744	2,859,278
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations(1)	—	—	—	—	—
Purchase Obligations(2)	36,100,000	36,100,000	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$39,250,000	$36,151,055	$111,923	$127,744	$2,859,278

(1)	This does not include the portion of the operating lease on office space that is allocated to us by our Adviser in connection with our advisory agreement.

(2)	The purchase obligations reflected in the above table represents commitments outstanding at June 30, 2005 to purchase real estate, $33.0 million of which were subsequently closed in July of 2005.
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

     The following table provides a reconciliation of our FFO for the three and six months ended June 30, 2005 and 2004 to the most directly comparable GAAP measure, net income, and a computation of diluted FFO per weighed average common share and diluted net income per weighted average common share:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss)	$1,149,531	$132,275	$1,684,715	$(61,029)
Real estate depreciation and amortization	696,976	126,772	1,234,731	206,101

Funds from operations	1,846,507	259,047	2,919,446	145,072

Weighted average shares outstanding — diluted	7,692,639	7,695,134	7,715,100	7,764,732

Diluted net income (loss) per weighted average common share	$0.15	$0.02	$0.22	$(0.01)

Diluted funds from operations per weighted average common share	$0.24	$0.03	$0.38	$0.02

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we will be exposed to is interest rate risk. We currently have two variable rate loans, certain of our leases contain escalations based on market interest rates, and the interest rate on our existing line of credit is variable. We seek to mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments.
     To illustrate the potential impact of changes in interest rates on our net income, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
     Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% would increase our interest and rental revenue by $102,000 and increase our interest expense on the line of credit by $220,000 for a net decrease in our net income of approximately $118,000, or 3.5%, over the next twelve months, compared to net income for the latest twelve months ended June 30, 2005. A hypothetical decrease in the one month LIBOR by 1% would decrease our interest and rental revenue by $100,000 and decrease our interest expense on the line of credit by $220,000 for a net increase in our net income of approximately $120,000, or 3.5%, over the next twelve months, compared to net income for the latest twelve months ended June 30, 2005. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
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
     We have purchased two properties in Canada, and the monthly rental payments on these properties are received in Canadian dollars. In order to mitigate the risk of foreign currency rate fluctuations, we have secured loans on the real estate properties in which the mortgage payments are denominated in Canadian dollars. While we have minimized the exchange rate risk, we are still exposed to fluctuations in the exchange rate, as we have to convert the payments into US dollars at each transaction date. Exchange rate movements to date have not had a significant effect on our financial position or results of operations. For the six months ended June 30, 2005, we had a $2,802 foreign currency transaction loss in connection with the translation of monthly rental payments denominated in a foreign currency.
     To illustrate the potential impact of changes in exchange rates on our net income, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum exchange rate fluctuation are taken to alter our existing foreign currency sensitivity.
     Under this analysis, a hypothetical increase (or decrease) in the value of the Canadian dollar to the US dollar by 10% would increase (or decrease) our net income by approximately $60,000 or 1.8% over the next twelve months, compared to net income for the latest twelve months ended June 30, 2005. Although management believes that this analysis is indicative of our existing exchange rate sensitivity, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
     In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance debt if necessary.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
     As of June 30, 2005, our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective in timely alerting management of material information about the company required to be included in our periodic Securities and Exchange Commission filings. However, while evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
     There were no changes in internal controls for the period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As of June 30, 2005, we had invested all of the net proceeds from our initial public offering in eighteen real properties and two mortgage loans. As of June 30, 2005, we had used approximately $5.0 million in our operating activities, of which approximately $2.5 million has been paid to our Adviser (which is an affiliate of ours) in partial payment of amounts owed under our advisory agreement.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders was held on May 25, 2005. The stockholders voted and approved the following matter:
•	The election of two Class I directors to hold office until the 2008 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
Michela English	7,366,497	11,249
Anthony Parker	7,366,112	11,634
Item 5. Other Information
Not applicable.
Item 6. Exhibits
Exhibit Index

Exhibit	Description of Document
3.1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

10.2†	First Amendment to Credit Agreement and Waiver by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of April 21, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 4, 2005.

10.3	Second Amendment to Credit Agreement and Loan Documents by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of July 6, 2005.

11	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

Exhibit	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation

Date: August 2, 2005	By:	/s/ Harry Brill

Harry Brill
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description of Document
3.1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

10.2†	First Amendment to Credit Agreement and Waiver by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of April 21, 2005, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 4, 2005.

10.3	Second Amendment to Credit Agreement and Loan Documents by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of July 6, 2005.

11	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.