Form 10-K/A
period 2004-12-31
GLADSTONE COMMERCIAL CORP
filed 2005-10-21
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

EXPLANATORY NOTE
On March 8, 2005, Gladstone Commercial Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was amended on Form 10-K/A on March 9, 2005 (the “First Amendment”) to amend the Form 10-K by replacing Exhibits 31.1 and 31.2 thereof solely to correct an inadvertent clerical omission from the respective texts of Exhibits 31.1 and 31.2. The Company is filing this Amendment No. 2 on Form 10-K/A to (i) amend the Annual Report on Form 10-K by supplementing and amending certain disclosure contained in Item 9.A, which was inadvertently omitted from the prior filings, (ii) to update disclosure in Part III to reflect the filing of the Company’s Proxy Statement, which occurred on April 20, 2005, and (iii) to include Exhibits 31.1, 31.2, 32.1 and 32.2, solely to update the date of delivery of such certifications. This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than amending Item 9.A disclosure, updating disclosure regarding the historical filing of the Company’s Proxy Statement and amending Exhibits 31.1, 31.2, 32.1 and 32.2, does not modify or update the disclosures in the Annual Report on Form 10-K in any way.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

a) Disclosure Controls and Procedures
As of December 31, 2004 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

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

c) Attestation Report of the Registered Public Accounting Firm

     Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this form 10K.

d) Change in Internal Control over Financial Reporting

          There were no changes in internal controls for the period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

          We filed a definitive Proxy Statement for our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 20, 2005, which was within 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2005 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

3. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed June 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

10 .1†	Amended and Restated Advisory Agreement between Gladstone Commercial Corporation and 10.1 to Pre -Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

10 .2†	2003 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-106024), filed July 22, 2003.

10 .3†	Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated July 17, 2003, incorporated by reference to Exhibit 10.3 to Pre -Effective Amendment No. 1 to the Registration Statement on Form S -11 (File No. 333-106024), filed July 22, 2003.

10 .4†	Real Property Purchase and Sale Agreement between 3058348 Nova Scotia Company, 3058349 Nova Scotia Company and Gladstone Commercial Limited Partnership, dated August 11, 2004.

10 .5†	Real Property Purchase and Sale Agreement between PBC – Pocono, L.L.C., PBC– Norfolk, L.L.C. and Gladstone Commercial Limited Partnership, dated August 11, 2004.

10 .6†	Trademark License Agreement, dated December 20, 2004, between Gladstone Commercial

Exhibit	Description of Document
Corporation and Gladstone Management Corporation.

10 .7†	Amendment No. 2 to the 2003 Equity Incentive Plan

10 .8†	First Amendment to Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated September 1, 2004.

10 .9†	Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of February 28, 2005, incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K (File No. 000-50363), filed March 1, 2005.

11†	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

14†	Code of Business Conduct and Ethics, dated October 11, 2005, incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (File No. 000-50363), filed October 12, 2005.

21†	Subsidiaries of Gladstone Commercial Corporation

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes -Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes -Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes -Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes -Oxley Act of 2002.

†	Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation

Date: October 19, 2005	By:	/s/ Harry Brill

Harry Brill
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: October 19, 2005	By:	/s/ David Gladstone

David Gladstone
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

Date: October 19, 2005	By:	/s/ Terry Lee Brubaker

Terry Lee Brubaker
President, Chief Operating Officer and Director

Date: October 19, 2005	By:	/s/ Harry Brill

Harry Brill
Chief Financial Officer
(principal financial and accounting officer)

Date: October 19, 2005	By:	/s/ David A.R. Dullum

David A.R. Dullum
Director

Date: October 19, 2005	By:	/s/ Anthony W. Parker

Anthony W. Parker
Director

Date: October 19, 2005	By:	/s/ Michela A. English

Michela A. English
Director

Date: October __, 2005	By:

Paul Adelgren
Director

Date: October __, 2005	By:

Maurice Coulon
Director

Date: October 19, 2005	By:	/s/ John Outland

John Outland
Director

Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed June 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

10 .1†	Amended and Restated Advisory Agreement between Gladstone Commercial Corporation and 10.1 to Pre -Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No.
333-106024), filed August 8, 2003.

10 .2†	2003 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-106024),
filed July 22, 2003.

10 .3†	Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated July 17, 2003, incorporated by reference to Exhibit 10.3 to Pre -Effective Amendment No. 1 to the Registration Statement on Form S -11 (File No. 333-106024), filed July 22, 2003.

10 .4†	Real Property Purchase and Sale Agreement between 3058348 Nova Scotia Company, 3058349 Nova Scotia Company and Gladstone Commercial Limited Partnership, dated August 11, 2004.

10 .5†	Real Property Purchase and Sale Agreement between PBC – Pocono, L.L.C., PBC– Norfolk, L.L.C. and Gladstone Commercial Limited Partnership, dated August 11, 2004.

10 .6†	Trademark License Agreement, dated December 20, 2004, between Gladstone Commercial Corporation and Gladstone Management Corporation.

10 .7†	Amendment No. 2 to the 2003 Equity Incentive Plan

10 .8†	First Amendment to Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated September 1, 2004.

10 .9†	Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of February 28, 2005, incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K (File No. 000-50363), filed March 1, 2005.

11†	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

14†	Code of Business Conduct and Ethics, dated October 11, 2005, incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (File No. 000-50363), filed October 12, 2005.

21†	Subsidiaries of Gladstone Commercial Corporation

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes -Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes -Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes -Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes -Oxley Act of 2002.

†	Previously filed and incorporated by reference.