Form 10-Q
period 2005-09-30
GLADSTONE COMMERCIAL CORP
filed 2005-10-31
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-50363
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .
The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 28, 2005 was 7,672,000.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

		PAGE
	PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004
	Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004
	Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 2.	Changes in Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

SIGNATURES		45

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Real estate, net	$129,028,346	$60,466,330
Lease intangibles, net of accumulated amortization of $826,865 and $194,047, respectively	11,062,110	3,230,146
Mortgage notes receivable	21,047,274	11,107,717
Cash and cash equivalents	364,282	29,153,987
Funds held in escrow	1,723,782	1,060,977
Replacement reserve	1,088,242	—
Interest receivable — mortgage note	67,511	64,795
Interest receivable — employees	4,681	4,792
Deferred rent receivable	2,460,616	210,846
Deferred financing costs	1,486,841	—
Prepaid expenses	234,108	170,685
Deposits on real estate	200,000	50,000
Other assets	78,338	64,819

TOTAL ASSETS	$168,846,131	$105,585,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Due to Adviser	$164,189	$129,231
Accounts payable and accrued expenses	435,962	168,389
Dividends payable	—	920,040
Mortgage notes payable	42,158,247	—
Borrowings under line of credit	23,810,000	—
Rent received in advance, security deposits and funds held in escrow	2,078,037	1,674,741

Total Liabilities	68,646,435	2,892,401

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 20,000,000 shares authorized and 7,672,000 and 7,667,000 shares issued and outstanding, respectively	7,672	7,667
Additional paid in capital	105,502,544	105,427,549
Notes receivable — employees	(432,906)	(375,000)
Distributions in excess of accumulated earnings	(4,877,614)	(2,367,523)

Total Stockholders’ Equity	100,199,696	102,692,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,846,131	$105,585,094

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
OPERATING REVENUES
Rental income	$3,453,777	$1,066,076	$7,536,025	$1,667,538
Interest income from mortgage notes receivable	553,968	284,659	1,351,197	697,059
Tenant recovery revenue	28,208	—	69,808	—

Total operating revenues	4,035,953	1,350,735	8,957,030	2,364,597

OPERATING EXPENSES
Depreciation and amortization	1,140,181	313,032	2,374,912	519,133
Management advisory fee	609,171	333,825	1,564,826	843,360
Professional fees	99,799	38,373	447,802	313,804
Taxes and licenses	37,399	973	191,112	13,543
Insurance	70,244	59,579	207,648	188,554
Interest	895,775	—	1,186,798	—
General and administrative	107,059	74,881	337,722	352,145

Total operating expenses	2,959,628	820,663	6,310,820	2,230,539

Income from operations	1,076,325	530,072	2,646,210	134,058

Interest income
Interest income from temporary investments	10,093	153,716	117,806	488,701
Interest income — employee loans	5,562	1,250	15,483	1,250

Total interest income	15,655	154,966	133,289	489,951

Realized and unrealized loss from foreign currency
Net realized loss from foreign currency transactions	(3,007)	—	(5,943)	—
Net unrealized appreciation (depreciation) on translation of assets and liabilities in a foreign currency	(221,562)	—	(221,428)	—

Total net realized and unrealized loss from foreign currency	(224,569)	—	(227,371)	—

NET INCOME	$867,411	$685,038	$2,552,128	$624,009

Earnings per weighted average common share
Basic	$0.11	$0.09	$0.33	$0.08

Diluted	$0.11	$0.09	$0.33	$0.08

Weighted average shares outstanding
Basic	7,672,000	7,648,250	7,669,619	7,644,099

Diluted	7,725,667	7,697,079	7,718,441	7,703,504

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$2,552,128	$624,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,374,912	519,133
Changes in assets and liabilities:
Amortization of deferred financing costs	158,457	—
Amortization of deferred rent asset	114,700	—
Increase in mortgage interest receivable	(2,716)	(61,840)
Decrease (increase) in employee interest receivable	111	(1,250)
Increase in prepaid expenses	(63,423)	(37,293)
Increase in other assets	(13,520)	(25,319)
Increase in deferred rent receivable	(369,624)	(100,110)
Increase in replacement reserve	(1,088,242)	—
Increase in accounts payable and accrued expenses	267,574	11,898
Increase (decrease) in due to Adviser	34,958	(124,656)
(Decrease) increase in rent received in advance and security deposits	(259,509)	475,515

Net cash provided by operating activities	3,705,806	1,280,087

Cash flows from investing activities:
Acquisition of real estate	(80,763,736)	(45,756,858)
Issuance of mortgage note receivable	(10,000,000)	(11,170,000)
Deposit on future acquisition	(200,000)	(200,000)
Principal repayments on mortgage note receivable	60,443	38,950

Net cash used in investing activities	(90,903,293)	(57,087,908)

Cash flows from financing activities:
Offering costs	—	(7,730)
Proceeds from borrowings under mortgage note payable	42,190,283	—
Principal repayments on mortgage note payable	(32,036)	—
Borrowings from line of credit	69,410,000	—
Repayments on the line of credit	(45,600,000)	—
Principal repayments on employee loans	17,094	—
Payments for deferred financing costs	(1,595,299)	—
Dividends paid	(5,982,260)	(1,910,500)

Net cash provided by (used in) financing activities	58,407,782	(1,918,230)

Net decrease in cash and cash equivalents	(28,789,705)	(57,726,051)

Cash and cash equivalents, beginning of period	29,153,987	99,075,765

Cash and cash equivalents, end of period	$364,282	$41,349,714

Cash paid during period for interest	$1,028,341	$—

NON-CASH FINANCING ACTIVITIES

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$75,000	$375,000

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
On July 17, 2003, the Company completed the formation of a subsidiary, Gladstone Commercial Partners, LLC (“Commercial Partners”). Commercial Partners was organized to engage in any lawful act or activity for which a limited liability company may be organized in Delaware. Commercial Partners has the power to make and perform all contracts and to engage in all activities to carry out the purposes of the Company, and all other powers available to it as a limited liability company. As the Company currently owns all of the membership interests of Commercial Partners, the financial position and results of operations of Commercial Partners are consolidated with those of the Company.
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
On August 23, 2004, the Company completed the formation of a subsidiary, Gladstone Commercial Advisers, Inc. (“Commercial Advisers”). Commercial Advisers is a taxable real estate investment trust (“REIT”) subsidiary, which was created to collect all non-qualifying income related to the Company’s real estate portfolio. This income will predominately consist of fees received by the Company related to the leasing of real estate. Since the Company owns 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated with those of the Company. There have been no such fees earned to date.
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
Investments in real estate
The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires the purchase price of real estate to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values.
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
Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from nine to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $770,467 and $ 1,742,094 for the three and nine months ended September 30, 2005, respectively, and $253,256 and $421,586 for the three and nine months ended September 30, 2004, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The value of these above-market leave values as of September 30, 2005 was $1,880,146. The capitalized below-market lease values will be amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Total amortization related to above-market lease values was $21,315 and $114,700 for the three and nine months ended September 30, 2005, respectively. There was no amortization related to above-market lease values in 2004.
The total amount of the remaining intangible assets acquired, which consist of in-place lease values, unamortized lease origination costs, and customer relationship intangible values, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
The value of in-place leases and unamortized lease origination costs are amortized to expense over the initial term of the respective leases, which range from five to twenty years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets was $369,714 and $632,818 for the three and nine months ended September 30, 2005, respectively, and $59,776 and $97,547 for three and nine months ended September 30, 2004, respectively.
The following table summarizes the gross value of other intangible assets:

	September 30, 2005	December 31, 2004
In-place leases	$4,228,962	$1,929,800
Leasing costs	4,843,746	1,494,393
Customer relationships	2,816,267	—
Accumulated amortization	(826,865)	(194,047)

	$11,062,110	$3,230,146

Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at September 30, 2005.
Provision for Loan Losses
The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its private lending assets. The Company has extended two mortgage loans and has not experienced any actual losses in connection with its lending investments. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at September 30, 2005.
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted deposits. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at September 30, 2005 were held in the custody of three financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

Replacement reserve
The replacement reserve consists of funds held by certain of the Company’s lenders for properties held as collateral by these lenders. These funds will be released to the Company upon completion of agreed upon tasks as specified in the mortgage agreements, mainly consisting of maintenance and repairs on the buildings.
Deferred financing costs
Deferred financing costs consist of costs incurred to obtain long-term financing, including, legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured.
Revenue recognition
Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as is it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of September 30, 2005.
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
In December 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS No. 123, “Accounting for Stock-Based Compensation, and issued the revised SFAS No. 123(R), “Share-

Based Payment.” In April of 2005 the effective date of adoption was changed from interim periods ending after June 15, 2005 to annual periods beginning after June 15, 2005. SFAS No. 123(R) effectively replaces SFAS No. 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The adoption of SFAS No. 123(R) will require the Company to begin expensing the value of stock options granted as compensation cost beginning in January of 2006. The impact of the adoption of this amendment to current earnings is discussed below.
The following table summarizes the Company’s operating results as if the Company elected to account for its stock-based compensation under the fair value provisions of SFAS No. 123(R), “Share-Based Payment,” for the three and nine months ended September 30, 2005 and 2004:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income, as reported	$867,411	$685,038	$2,552,128	$624,009

Less: Stock-based compensation expense determined using the fair value based method	(43,588)	(159,343)	(140,219)	(530,399)

Net income, pro-forma	$823,823	$525,695	$2,411,909	$93,610

Basic, as reported	$0.11	$0.09	$0.33	$0.08

Basic, pro-forma	$0.11	$0.07	$0.31	$0.01

Diluted, as reported	$0.11	$0.09	$0.33	$0.08

Diluted, pro-forma	$0.11	$0.07	$0.31	$0.01

The stock-based compensation expense under the fair value method, as reported in the above table, was computed using an estimated weighted average fair value of $1.26 using the Black-Scholes option-pricing model, based on options issued from date of inception forward, and the following weighted-average assumptions: dividend yield of 5.06%, risk-free interest rate of 2.60%, expected volatility factor of 18.11%, and expected lives of 3 years.
Income taxes
The Company has operated and intends to continue to operate in a manner that will allow it to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and accordingly will not be subject to Federal income taxes on amounts distributed to stockholders (except income from foreclosure property), provided it distributes at least 90% of its real estate investment trust taxable income to its stockholders and meets certain other conditions. To the extent that the Company satisfies the distribution requirement but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed income. Because the Company is not able to deduct any of its unrealized depreciation on the translation of assets and liabilities in a foreign currency for tax purposes, the Company must distribute these amounts to its stockholders or the Company would be subject to federal and state corporate income tax on the amounts of these losses.
Commercial Advisers is a wholly-owned taxable REIT subsidiary (“TRS”) that is subject to federal and state income taxes. The Company accounts for such income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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
Foreign Currency Transactions
The Company purchased two properties in Canada in October of 2004. Rental payments from these properties are received in Canadian dollars. In accordance with SFAS No. 52 “Foreign Currency Translation.” the rental revenue received is recorded using the exchange rate as of the transaction date, which is the first day of each month. If the rental payment is received on a date other than the transaction date, then a realized foreign currency gain or loss would be recorded on the financial statements. Straight line rent and any deferred rent asset or liability recorded in connection with monthly rental payments are also recorded using the exchange rate as of the transaction date. The Company also remits quarterly tax payments to Canada from amounts withheld from the tenants in the Canadian properties. Since these payments are received from the tenants on dates different then the remittance date to Canada, the tax payments also result in realized foreign currency gains and losses on the income statement. In addition to rental payments that are denominated in Canadian dollars, the Company also has a bank account in Canada and the long-term financings on the two Canadian properties were issued in Canadian dollars. All cash, deferred rent assets and mortgage notes payable related to the Canadian properties are re-valued at each balance sheet date to reflect the current exchange rate, and the gains and losses from the valuation is recorded on the income statement as unrealized appreciation or depreciation on translation of assets and liabilities. For the three and nine months ended September 30, 2005, $3,007 and $5,943, respectively, was recorded as a realized foreign currency loss and, $221,562 and $221,428, respectively, was recorded as unrealized depreciation on translation of assets and liabilities.. The unrealized depreciation was primarily a result of the valuation of the mortgage notes payable due to a decrease in the value of the US dollar relative to the Canadian dollar by approximately 5% between the date the notes were issued, July 19, 2005, and September 30, 2005. There was no foreign currency loss during the three or nine months ended September 30, 2004.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.
2. Management Advisory Fee
The Company has no employees, and all of the Company’s operations are managed by the Company’s Adviser pursuant to an advisory agreement. Pursuant to the advisory agreement, the Adviser is responsible for managing the Company on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with the Company’s criteria. In exchange for such services, the Company pays the Adviser a management advisory fee, which consists of the reimbursement of certain expenses of the Adviser. The Company reimburses the Adviser for its pro-rata share of the payroll and related benefit expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to Company matters. The Company also reimburses the Adviser for general overhead expenses multiplied by the ratio of hours worked by the Adviser’s employees on Company matters to the total hours worked by the Adviser’s employees.
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
For the three and nine months ended September 30, 2005, the Company incurred approximately $609,000 and $1,565,000, respectively, in management advisory fees. For the three and nine months ended September 30, 2004, the Company incurred approximately $334,000 and $843,000, respectively, in management advisory fees. Approximately $164,000 and $129,000 was unpaid at September 30, 2005 and December 31, 2004, respectively.
The following table shows the breakdown of the management advisory fee for the three and nine months ended September 30, 2005 and 2004:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Allocated payroll and benefits	$446,625	$265,888	$1,128,502	$647,139
Allocated overhead expenses	$162,546	$67,937	$436,324	$196,221

Total management advisory fee	$609,171	$333,825	$1,564,826	$843,360

3. Stock Options
At September 30, 2005, 916,000 options were outstanding with exercise prices ranging from $15 to $16.85 with terms of ten years.
The following table is a summary of all notes issued to employees for the exercise of stock options:

	Number of	Strike Price of	Amount of
	Options	Options	Promissory		Interest Rate
Date Issued	Exercised	Exercised	Note	Term of Note	on Note
Sep-04	25,000	$15.00	$375,000	9 years	5.0%

May-05	5,000	$15.00	$75,000	9 years	6.0%
These notes were recorded as loans to employees in the equity section of the accompanying consolidated balance sheets. No compensation expense was recorded related to these transactions. As of September 30, 2005, approximately $433,000 of indebtedness was owed by current employees to the Company, and no current or former directors or executive officers had any loans outstanding.
4. Earnings Per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income	$867,411	$685,038	$2,552,128	$624,009

Denominator for basic weighted average shares	7,672,000	7,648,250	7,669,619	7,644,099
Dilutive effect of stock options	53,667	48,829	48,822	59,405

Denominator for diluted weighted average shares	7,725,667	7,697,079	7,718,441	7,703,504

Basic earnings per common share	$0.11	$0.09	$0.33	$0.08

Diluted earnings per common share	$0.11	$0.09	$0.33	$0.08

5. Real Estate
A summary of all properties held by the Company as of September 30, 2005 is as follows:

		Square Footage
Date Acquired	Location	(unaudited)	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$5,072,431
Jan-04	Canton, Ohio	54,018	Office and Warehouse	3,512,179
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,415,585
Jun-04	Charlotte, North Carolina	64,500	Office	9,059,759
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	5,040,926
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,471,549
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,900,312
Sep-04	Austin, Texas	51,993	Flexible Office	7,159,424
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	908,789
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	6,041,608
Oct-04	Granby, Quebec	99,981	Commercial and Manufacturing	2,976,064
Oct-04	Montreal, Quebec	42,490	Commercial and Manufacturing	1,825,646
Feb-05	San Antonio, Texas	60,245	Flexible Office	8,210,205
Feb-05	Columbus, Ohio	39,000	Industrial	2,754,104
Apr-05	Big Flats, New York	120,000	Industrial	6,684,741
May-05	Wichita, Kansas	69,287	Office	11,168,009
May-05	Arlington, Texas	64,000	Warehouse and Bakery	4,023,257
Jun-05	Dayton, Ohio	59,894	Office	2,368,006
Jul-05	Eatontown, New Jersey	30,268	Office	4,843,652
Jul-05	Franklin Township, New Jersey	183,000	Office and Warehouse	8,169,812
Jul-05	Duncan, South Carolina	278,020	Office and Manufacturing	15,211,744
Aug-05	Hazelwood, Missouri	51,155	Office and Warehouse	3,031,623
Sep-05	Angola, Indiana	52,080	Industrial	1,019,116
Sep-05	Angola, Indiana	50,000	Industrial	1,140,689
Sep-05	Rock Falls, Illinois	52,000	Industrial	1,019,116

				$129,028,346

The following table sets forth the components of the Company’s investments in real estate:

	September 30, 2005	December 31, 2004
Real estate:
Land	$17,032,402	$7,669,000
Building	112,074,922	52,641,933
Tenant improvements	2,448,241	940,522
Accumulated depreciation	(2,527,219)	(785,125)

Real estate, net	$129,028,346	$60,466,330

On February 10, 2005, the Company acquired a 60,245 square foot flexible office building in San Antonio, Texas for $9.0 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The lease provides for annual rents of approximately $753,000 in 2006, with prescribed escalations thereafter.
On February 10, 2005, the Company acquired a 39,000 square foot industrial building in Columbus, Ohio for $3.4 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately ten years at the time of assignment. The lease provides for annual rents of approximately $318,000 in 2006, with prescribed escalations thereafter.
On April 15, 2005, the Company acquired a 120,000 square foot industrial building in Big Flats, New York for $7.1 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from the Company’s initial public offering. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment. The lease provides for annual rents of approximately $616,000 in 2006, with prescribed escalations thereafter.
On May 18, 2005, the Company acquired the leasehold interest in a 69,287 square foot office building in Wichita, Kansas for $13.4 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit and proceeds the Company received from the long-term mortgage on the Canton, North Carolina property. Under the terms of the leasehold interest, the Company has a capital lease with the City of Wichita because of a bargain purchase option contained within the lease that gives the Company the right to purchase the land and building for $1,000. Upon acquisition of the leasehold interest in the building, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.3 million in 2006, with prescribed escalations thereafter.
On May 26, 2005, the Company acquired a 64,000 square foot warehouse and bakery in Arlington, Texas for $5.3 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $521,000 in 2006, with prescribed escalations thereafter.
On June 30, 2005, the Company acquired a 59,894 square foot office building in Dayton, Ohio for $2.7 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately thirteen years at the time of assignment. The tenant also has the ability to terminate the lease in eight years with nine months notice to the Company prior to the effective date of termination. The tenant also has two options to extend for additional periods of five years each. The lease provides for annual rents of approximately $240,000 in 2006, with prescribed escalations thereafter.
On July 7, 2005, the Company acquired a 30,268 square foot office building in Eatontown, New Jersey for $5.6 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $507,000 in 2006, with prescribed escalations thereafter.
On July 11, 2005, the Company acquired a 183,000 square foot office and warehouse building in Franklin Township, New Jersey for $8.2 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. The Company, upon acquisition of the property, extended a fifteen year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease also has a provision whereby the tenant may purchase the property from the Company on or around the eleventh anniversary of the purchase date for $9.1 million. The lease provides for annual rents of approximately $809,000 in 2006, with prescribed escalations thereafter.
On July 14, 2005, the Company acquired a 278,020 square foot office and manufacturing building in Duncan, South Carolina for $19.2 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.9 million in 2006, with prescribed escalations thereafter.
On August 5, 2005, the Company acquired a 51,155 square foot office and warehouse building in Hazelwood, Missouri for $3.2 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The lease provides for annual rents of approximately $277,000 in 2006, with prescribed escalations thereafter.
On September 2, 2005, the Company acquired three separate properties from a single seller: a 52,080 square foot industrial building in Angola, Indiana; a 50,000 square foot industrial building located in Angola, Indiana; and a 52,000 square foot industrial building located in Rock Falls, Illinois. These three properties were acquired for an aggregate cost to the Company of $3.2 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the properties, the Company extended a fifteen year triple net lease with the tenant of each building. The lease provides for annual rents of approximately $281,000 in 2006, with prescribed escalations thereafter.
In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the nine months ended September 30, 2005 as follows:

		Nine months ended September 30, 2005
			Tenant	Lease	Deferred	Total Purchase
	Land	Building	Improvements	Intangibles	Rent Asset	Price
San Antonio, Texas	$843,000	$6,817,984	$718,439	$664,218	—	$9,043,641
Columbus, Ohio	410,000	2,379,947	5,161	243,063	395,000	3,433,171
Big Flats, New York	275,000	6,492,984	—	337,589	—	7,105,573
Wichita Kansas	1,525,000	9,633,478	119,182	606,701	1,587,822	13,472,183
Arlington, Texas	635,964	3,350,586	68,246	1,300,087	12,024	5,366,907	(1)
Dayton, Ohio	525,000	1,416,431	444,137	392,741	—	2,778,309
Eatontown, New Jersey	1,350,630	3,388,970	131,091	774,996		5,645,687
Franklin Township, New Jersey	1,800,000	6,410,908	—	—	—	8,210,908
Duncan, South Carolina	977,898	14,325,669	—	3,980,102	—	19,283,669
Hazelwood, Missouri	763,178	2,257,115	21,463	165,285	—	3,207,041
Angola, Indiana & Rock Falls, Illinois	257,732	2,927,444	—	—	—	3,185,176

	$9,363,402	$59,401,516	$1,507,719	$8,464,782	$1,994,846	$80,732,265

(1)	The purchase price allocation for this property was adjusted in July of 2005.
Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at September 30, 2005 are as follows:

Year	Rental Payments
2005	$3,509,119
2006	14,118,165
2007	14,355,646
2008	14,651,591
2009	13,752,844
Thereafter	80,049,268
Lease payments for certain properties, where payments are denominated in Canadian dollars, have been translated to US dollars using the exchange rate as of September 30, 2005 for the purposes of the table above.
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however the Company would be required to pay property taxes on the respective property in the event the tenant fails to pay them. The total property taxes, on an annual basis, for all properties outstanding as of September 30, 2005 is summarized in the table below:

Location	Real Estate Taxes
Raleigh, North Carolina	$45,743
Canton, Ohio	6,374
Akron, Ohio	81,933
Charlotte, North Carolina	56,438
Canton, North Carolina	47,877
Snyder Township, Pennsylvania	99,222
Lexington, North Carolina	21,102
Austin, Texas	167,499
Norfolk, Virginia	11,411
Mt. Pocono, Pennsylvania	115,232
Granby, Quebec	38,201
Montreal, Quebec	81,944
San Antonio, Texas	159,551
Columbus, Ohio	37,610
Big Flats, New York	24,594
Wichita, Kansas	5,222
Arlington, Texas	63,520
Dayton, Ohio	49,156
Eatontown, New Jersey	53,440
Franklin Township, New Jersey	140,280
Duncan, South Carolina	351,257
Hazelwood, Missouri	67,961
Angola, Indiana & Rock Falls, Illinois	43,591

$1,769,158

6. Mortgage Notes Receivable
On February 18, 2004, the Company extended a promissory mortgage note in the amount of $11,170,000 collateralized by property in Sterling Heights, Michigan. The note was issued from a portion of the net proceeds of the Company’s initial public offering. The note accrues interest at the greater of 11% per year or the one month LIBOR rate plus 5% per year, and is for a period of 10 years maturing on February 18, 2014. At September 30, 2005, the outstanding balance of the note was $11,047,274.
On April 15, 2005, the Company extended a mortgage loan in the amount of $10.0 million on an office building in McLean, Virginia, where the Company’s Adviser is a subtenant in the building. The loan was funded using a portion of the net proceeds from the Company’s initial public offering. This 12 year mortgage loan, collateralized by the McLean property, accrues interest at the greater of 7.5% per year or the one month LIBOR rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term.
7. Dividends Declared per Share
The Company commenced paying a monthly dividend in 2005. The following table summarizes the dividends paid during the nine months ended September 30, 2005, and those dividends declared subsequent to the quarter end for October, November and December of 2005:

Record Date	Payment Date	Dividend per Share
January 17, 2005	January 31, 2005	$0.06
February 14, 2005	February 25, 2005	$0.06
March 16, 2005	March 30, 2005	$0.06
April 15, 2005	April 29, 2005	$0.08
May 13, 2005	May 27, 2005	$0.08
June 16, 2005	June 30, 2005	$0.08
July 21, 2005	July 29, 2005	$0.08
August 23, 2005	August 31, 2005	$0.08
September 22, 2005	September 30, 2005	$0.08
October 21, 2005	October 31, 2005	$0.10
November 21, 2005	November 30, 2005	$0.10
December 21, 2005	December 30, 2005	$0.10
8. Segment Information
As of September 30, 2005, the Company’s operations are derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three and nine months ended September 30, 2005 and 2004:

	As of and for the Three Months Ended September 30, 2005				As of and for the Nine Months Ended September 30, 2005
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Revenue	$3,481,985	$553,968	$—	$4,035,953	$7,605,833	$1,351,197	$—	$8,957,030
Expenses	1,410,209	—	1,549,419	2,959,628	2,857,852	—	3,452,968	6,310,820

Income (loss) from operations	2,071,776	553,968	(1,549,419)	1,076,325	4,747,981	1,351,197	(3,452,968)	2,646,210

Other income (loss)	(224,569)	—	15,655	(208,914)	(227,371)	—	133,289	(94,082)

Net income (loss)	$1,847,207	$553,968	$(1,533,764)	$867,411	$4,520,610	$1,351,197	$(3,319,679)	$2,552,128

Total Assets	$143,839,316	$21,114,785	$3,892,030	$168,846,131	$143,839,316	$21,114,785	$3,892,030	$168,846,131

	As of and for the Three Months Ended September 30, 2004				As of and for the Nine Months Ended September 30, 2004
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Revenue	$1,066,076	$284,659	$—	$1,350,735	$1,667,538	$697,059	$—	$2,364,597
Expenses	313,032	—	507,631	820,663	519,133	—	1,711,406	2,230,539

Income (loss) from operations	753,044	284,659	(507,631)	530,072	1,148,405	697,059	(1,711,406)	134,058

Other income	—	—	154,966	154,966	—	—	489,951	489,951

Net income (loss)	$753,044	$284,659	$(352,665)	$685,038	$1,148,405	$697,059	$(1,221,455)	$624,009

Total Assets	$52,021,413	$11,286,986	$41,805,008	$105,113,407	$52,021,413	$11,286,986	$41,805,008	$105,113,407

9. Line of Credit
On February 28, 2005, the Company entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company. This line of credit initially provided the Company with up to $50 million of financing, with an option to increase the line of credit up to a maximum of $75 million upon agreement of the syndicate of banks. On July 6, 2005, the Company amended the line of credit to increase the maximum availability under the line from $50 million to $60 million. The line of credit matures on February 28, 2008. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits and, as of September 30, 2005, the Company is in compliance with all financial and operating covenants. For example, as is customary with such line of credit facilities, the maximum amount the Company may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that the Company has pledged as collateral to the banks. As the Company arranges for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of September 30, 2005, there was $23.8 million outstanding under the line of credit at an interest rate of 5.97%.
10. Mortgage Notes Payable
On March 16, 2005, the Company borrowed $3,150,000 pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in its Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a twenty-five year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. The Company may repay this note at any time after June 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however the Company expects to repay the note in full prior to the anticipated repayment date. The Company used the proceeds from the note to acquire additional investments for its portfolio.
On July 19, 2005, the Company, through wholly-owned subsidiaries, entered into two separate long-term notes payable with the RBC Life Insurance Company, which are collateralized by its Canadian Properties. The Company borrowed $2.1 million in Canadian dollars, which translated to $1.7 million in US dollars as of July 19, 2005, and the loan is collateralized by a security interest in its Montreal, Quebec property. The Company borrowed an additional $3.4 million in Canadian dollars, which translated to $2.8 million in US dollars as of July 19, 2005, and the loan is collateralized by a security interest in its Granby, Quebec property. These notes both accrue interest at an interest rate of 5.22% per year. Monthly payments on the notes are based upon a twenty-five year term, with both principal and interest being paid each month. The notes mature on August 1, 2015, and the Company does not have the right to prepay the principal amount prior to the maturity date on either note. The Company used the proceeds from the notes to pay down the Company’s line of credit.
On August 25, 2005, the Company, through wholly-owned subsidiaries, borrowed $21,757,000 pursuant to a long-term note payable from Bank of America, N.A., which is collateralized by a security interest in its Charlotte, North Carolina property for $7,125,000 and its Duncan, South Carolina property for $14,632,000. The note accrues interest at a rate of 5.331% per year. The Company may repay this note at any time after June 1, 2015 and not be subject to a prepayment penalty. The note matures on September 1, 2015. The Company used the proceeds from the note to pay down the Company’s line of credit.
On September 12, 2005, the Company, through a wholly-owned subsidiary, borrowed $12,588,000 pursuant to a long-term note payable from JP Morgan Chase Bank, N.A., which is collateralized by a security interest in its Akron, Ohio property for $7,560,000, its Canton, Ohio property for $2,950,000, and its Dayton, Ohio property for $2,078,000. The note accrues interest at a rate of 5.21% per year. The note matures on September 1, 2015, and the Company may not repay this note at any time before maturity. The Company used the proceeds from the note to pay down the Company’s line of credit.
11. Subsequent Events
On October 3, 2005, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) that will allow the Company to issue additional equity securities in one or more offerings up to an aggregate dollar amount of $75 million. The registration statement was declared effective by the SEC on October 24, 2005. The registration statement provides for the issuance of both common stock and preferred stock, the terms of which would be determined in the future by the Company’s board of directors. The Company has no current plans to conduct an offering under the registration statement. The Company expects to use the net proceeds from any offerings pursuant to the shelf registration statement to make additional investments and fund its continuing operations.
On October 11, 2005, the Board of Directors of the Company considered the possibility of entering into a new advisory agreement with the Adviser, which would provide for a performance-based incentive structure, rather than the structure under the current advisory agreement which provides for a pass through of costs incurred by the Adviser in connection with the management of the Company’s operations. The Board of Directors agreed to explore this possibility further and agreed that any proposed advisory agreement would be submitted to stockholders for approval before being implemented. The Company has not yet determined the terms that would be contained in the proposed advisory agreement or when, if ever, such an agreement will be presented to stockholders for approval.
On October 17, 2005, the Company acquired a 70,598 square foot industrial building in Newburyport, Massachusetts for $7.8 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The tenant also has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $669,000 in 2006, with prescribed escalations thereafter.
On October 31, 2005, the Company acquired a 291,142 square foot industrial manufacturing facility in Clintonville, Wisconsin for $5.2 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. The Company, upon acquisition of the property, extended a fifteen year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $499,000 in 2006, with prescribed escalations thereafter.

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
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:
•	our business strategy;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	estimates of our future operating expenses, including payments to our Adviser under the terms of our advisory agreement;

•	projected capital expenditures; and

•	use of the proceeds of our credit facilities, mortgage notes payable, offerings of equity securities and other future capital resources, if any.
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Although we believe that these beliefs, assumptions and expectations are reasonable, we cannot guarantee future results, levels of activity, performance, growth or achievements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in or implied by our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock, along with the following factors that could cause actual results to vary from our forward-looking statements:
•	the loss of any of our key employees, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our president and chief operating officer, or Mr. George Stelljes III, our executive vice president and chief investment officer;

•	general volatility of the capital markets and the market price of our common stock;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	availability, terms and deployment of capital, including the ability to maintain and borrow under our existing credit facility, arrange for long-term mortgages on our properties; secure one or more additional long-term credit facilities, and to raise equity capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, exchange rates or the general economy; and

•	the degree and nature of our competition.
We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview
We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial rental property and selectively making long-term mortgage loans collateralized by industrial and commercial property. We expect that a large portion of our tenants and borrowers will be small and medium-sized businesses that have significant buyout fund ownership and will be well capitalized, with equity constituting between 20% and 40% of their permanent capital. We expect that other tenants and borrowers will be family-owned businesses that have built significant equity from paying down the mortgage loans securing their real estate or through the appreciation in the value of their real estate. We seek to enter into purchase agreements for real estate that have triple net leases with terms of approximately 15 years, with rent increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At September 30, 2005, we owned twenty-five properties and had two mortgage loans. We have also acquired two properties subsequent to September 30, 2005. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or mortgage financing in an effort to build our portfolio.
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
Gladstone Management Corporation, a registered investment adviser and an affiliate of ours, serves as our external adviser (our “Adviser”). Our Adviser is responsible for managing our business on a day-to-day basis and for identifying and making acquisitions and dispositions that it believes meets our investment criteria.
Recent Events
Investments
On February 10, 2005, we acquired a 60,245 square foot flexible office building in San Antonio, Texas for $9.0 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from our initial public offering. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The lease provides for annual rents of approximately $753,000 in 2006, with prescribed escalations thereafter.
On February 10, 2005, we acquired a 39,000 square foot industrial building in Columbus, Ohio for $3.4 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from our initial public offering. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately ten years at the time of assignment. The lease provides for annual rents of approximately $318,000 in 2006, with prescribed escalations thereafter.
On April 15, 2005, we acquired a 120,000 square foot industrial building in Big Flats, New York for $7.1 million, including transaction costs, and the purchase was funded using a portion of the net proceeds from our initial public offering. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment. The lease provides for annual rents of approximately $616,000 in 2006, with prescribed escalations thereafter.
On April 15, 2005, we extended a mortgage loan in the amount of $10.0 million on an office building in McLean, Virginia, where our Adviser is a subtenant in the building. The loan was funded using a portion of the net proceeds from our initial public offering. This 12 year mortgage loan, collateralized by the McLean property, accrues interest at the greater of 7.5% per year or the one month LIBOR rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term.
On May 18, 2005, we acquired the leasehold interest in a 69,287 square foot office building in Wichita, Kansas for $13.4 million, including transaction costs, and the purchase was funded using borrowings from our line of credit and proceeds we received from the long-term mortgage on the Canton, North Carolina property. Under the terms of the leasehold interest, we have a capital lease with the City of Wichita because of a bargain purchase option contained within the lease that gives us the right to purchase the land and building for $1,000. Upon acquisition of the leasehold interest in the building, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.3 million in 2006, with prescribed escalations thereafter.
On May 26, 2005, we acquired a 64,000 square foot warehouse and bakery in Arlington, Texas for $5.3 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $521,000 in 2006, with prescribed escalations thereafter.
On June 30, 2005, we acquired a 59,894 square foot office building in Dayton, Ohio for $2.7 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately thirteen years at the time of assignment. The tenant also has the ability to terminate the lease in eight years with nine months notice to us prior to the effective date of termination. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $240,000 in 2006, with prescribed escalations thereafter.
On July 7, 2005, we acquired a 30,268 square foot office building in Eatontown, New Jersey for $5.6 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $507,000 in 2006, with prescribed escalations thereafter.

On July 11, 2005, we acquired a 183,000 square foot office and warehouse building in Franklin Township, New Jersey for $8.2 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we extended a fifteen year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease also has a provision whereby the tenant may purchase the property from us on or around the eleventh anniversary of the purchase date for $9.1 million. The lease provides for annual rents of approximately $809,000 in 2006, with prescribed escalations thereafter.
On July 14, 2005, we acquired a 278,020 square foot office and manufacturing building in Duncan, South Carolina for $19.2 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.9 million in 2006, with prescribed escalations thereafter.
On August 5, 2005, we acquired a 51,155 square foot office and warehouse building in Hazelwood, Missouri for $3.2 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The lease provides for annual rents of approximately $277,000 in 2006, with prescribed escalations thereafter.
On September 2, 2005, we acquired three separate properties from a single seller: a 52,080 square foot industrial building in Angola, Indiana; a 50,000 square foot industrial building located in Angola, Indiana; and a 52,000 square foot industrial building located in Rock Falls, Illinois. These three properties were acquired for an aggregate cost to us of $3.2 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the properties, we extended a fifteen year triple net lease with the tenant of each building. The lease provides for annual rents of approximately $281,000 in 2006, with prescribed escalations thereafter.
On October 17, 2005, we acquired a 70,598 square foot industrial building in Newburyport, Massachusetts for $7.8 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The tenant also has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $669,000 in 2006, with prescribed escalations thereafter.
On October 31, 2005, we acquired a 291,142 square foot industrial manufacturing facility in Clintonville, Wisconsin for $5.2 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the property, we extended a fifteen year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $499,000 in 2006, with prescribed escalations thereafter.
Mortgage Loans
On March 16, 2005 we borrowed $3,150,000 pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in our Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a twenty-five year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. We may repay this note at any time after September 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however we expect to repay the note in full prior to the anticipated repayment date. We used the proceeds from the note to acquire additional investments for our portfolio.
On July 19, 2005 we, through wholly-owned subsidiaries, entered into two separate long-term notes payable with the RBC Life Insurance Company, which are collateralized by our Canadian Properties. We borrowed $2.1 million in Canadian dollars, which translated to $1.7 million in US dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Montreal, Quebec property. We borrowed an additional $3.4 million in Canadian dollars, which translated to $2.8 million in US dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Granby, Quebec property. These notes both accrue interest at an interest rate of 5.22% per year. Monthly payments on the notes are based upon a twenty-five year term, with both principal and interest being paid each month. The notes mature on August 1, 2015, and we do not have the right to prepay the principal amount prior to the maturity date on either note. We used the proceeds from the notes to pay down our line of credit.
On August 25, 2005 we, through wholly-owned subsidiaries, borrowed $21,757,000 pursuant to a long-term note payable from Bank of America, N.A., which is collateralized by a security interest in our Charlotte, North Carolina property for $7,125,000 and our Duncan, South Carolina property for $14,632,000. The note accrues interest at a rate of 5.331% per year. We may repay this note at any time after June 1, 2015 and not be subject to a prepayment penalty. The note matures on September 1, 2015. We used the proceeds from the note to pay down our line of credit.
On September 12, 2005 we, through a wholly-owned subsidiary, borrowed $12,588,000 pursuant to a long-term note payable from JP Morgan Chase Bank, N.A., which is collateralized by a security interest in our Akron, Ohio property for $7,560,000, our Canton, Ohio property for $2,950,000, and our Dayton, Ohio property for $2,078,000. The note accrues interest at a rate of 5.21% per year. We used the proceeds from the note to pay down our line of credit.
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
During the three and nine months ended September 30, 2005, payroll and benefits expenses, which are part of the management fee paid to our Adviser, were approximately $445,000 and $1,129,000, respectively, and during the three and nine months ended September 30, 2004, payroll and benefits expenses were approximately $266,000 and $647,000, respectively. The actual amount of payroll and benefits expenses which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2005 this amount will be approximately $1.5 million. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe will be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement of our Adviser for our share of its payroll and benefits expenses could be materially greater than we currently project.
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
During the three and nine months ended September 30, 2005, the amount of overhead expenses that we reimbursed our Adviser was approximately $163,000 and $436,000, respectively, and during the three and nine months ended September 30, 2004, the amount of overhead expenses that we reimbursed our Adviser was approximately $68,000 and $196,000, respectively. The actual amount of overhead expenses for which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2005 this amount will be approximately $600,000.
Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, tax preparation, directors and officers insurance, consulting and related fees. During the three and nine months ended September 30, 2005, the total amount of these expenses that we incurred was approximately $1,210,000 and $2,371,000, respectively. During the three and nine months ended September 30, 2004, the total amount of these expenses was $174,000 and $868,000, respectively.
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the three and nine months ended September 30, 2005 and 2004, we passed all such fees along to our tenants, and accordingly we did not incur any such fees during this time. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
On October 11, 2005, our board of directors considered the possibility of entering into a new advisory agreement with our Adviser, which would provide for a performance-based incentive structure, rather than the structure under the current advisory agreement which provides for a pass through of costs incurred by our Adviser in connection with the management of our operations. Our board of directors agreed to explore this possibility further and agreed that any proposed advisory agreement would be submitted to stockholders for approval before being implemented. We have not yet determined the terms that would be contained in the proposed advisory agreement or when, if ever, such an agreement will be presented to stockholders for approval.

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
Revenue Recognition
Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the initial term of the lease. Because certain of our leases contain rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenues, deferred rent receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue as recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, our management must determine, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as is it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, we would record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.
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
Purchase Price Allocation
We account for acquisitions of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires the purchase price of real estate to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values.

Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from nine to eighteen months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
The total amount of other intangible assets acquired are allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
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
We record above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize the capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We will amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.
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

The following table reflects the average risk rating of our tenants and borrowers:

Rating	9/30/2005	12/31/2004

Average	8.4	7.8
Weighted Average	8.5	7.6
Highest	10.0	10.0
Lowest	6.0	6.0

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
Provision for Loan Losses
Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans we have made based upon our evaluation of known and inherent risks associated with our private lending assets. We have extended two mortgage loans and have not experienced any actual losses in connection with our lending investments. Management reflects provisions for loan losses on a portfolio basis based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Actual losses, if any, could ultimately differ materially from these estimates.
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
Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, will be considered fair value hedges under SFAS No. 133. As of September 30, 2005, we were not a party to any separate derivatives contract. Certain of our leases and loans contain embedded derivatives, principally LIBOR floors, which do not require separate accounting.
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
Stock Based Compensation
We currently apply the intrinsic value method to account for the issuance of stock options under our 2003 Equity Incentive Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” where appropriate. In this regard, the substantial portion of these options were granted to individuals who are our officers and who qualify as leased employees under FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Accordingly, because the grants were at exercise prices equal to the fair value of the stock at date of grant, we did not record any expense related to the issuance of these options under the intrinsic value method. We will adopt SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006, which will require us to begin expensing any unvested and future stock options as compensation cost.

Results of Operations
A comparison of our operating results for the three and nine months ended September 30, 2005 and 2004 is below:

	For the three months ended				For the nine months ended
	September 30,	September 30,			September 30,	September 30,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
OPERATING REVENUES
Rental income	$3,453,777	$1,066,076	$2,387,701	224%	$7,536,025	$1,667,538	$5,868,487	352%
Interest income from mortgage note receivable	553,968	284,659	269,309	95%	1,351,197	697,059	654,138	94%
Tenant recovery revenue	28,208	—	28,208	100%	69,808	—	69,808	100%

Total operating revenues	4,035,953	1,350,735	2,685,218	199%	8,957,030	2,364,597	6,592,433	279%

OPERATING EXPENSES
Depreciation and amortization	1,140,181	313,032	827,149	264%	2,374,912	519,133	1,855,779	357%
Management advisory fee	609,171	333,825	275,346	82%	1,564,826	843,360	721,466	86%
Professional fees	99,799	38,373	61,426	160%	447,802	313,804	133,998	43%
Taxes and licenses	37,399	973	36,426	3744%	191,112	13,543	177,569	1311%
Insurance	70,244	59,579	10,665	18%	207,648	188,554	19,094	10%
Interest	895,775	—	895,775	100%	1,186,798	—	1,186,798	100%
General and administrative	107,059	74,881	32,178	43%	337,722	352,145	(14,423)	-4%

Total operating expenses	2,959,628	820,663	2,138,965	261%	6,310,820	2,230,539	4,080,281	183%

Income from operations	1,076,325	530,072	546,253	103%	2,646,210	134,058	2,512,152	1874%

Interest income from temporary investments	10,093	153,716	(143,623)	-93%	117,806	488,701	(370,895)	-76%
Interest income — employee loans	5,562	1,250	4,312	345%	15,483	1,250	14,233	1139%
Loss on foreign currency translation	(224,569)	—	(224,569)	100%	(227,371)	—	(227,371)	100%

Other (loss) income	(208,914)	154,966	(363,880)	-235%	(94,082)	489,951	(584,033)	-119%

NET INCOME	$867,411	$685,038	$182,373	27%	$2,552,128	$624,009	$1,928,119	309%

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004
Revenues
For the three months ended September 30, 2005, we earned $3,453,777 of rental revenue as compared to $1,066,076 for the three months ended September 30, 2004. The increase of $2,387,701 or 224%, in rental revenue is primarily due to the acquisition of fifteen properties between September 30, 2004 and September 30, 2005.
Interest income from mortgage loans increased to $553,968 for the three months ended September 30, 2005 as compared to $284,659 for the three months ended September 30, 2004. The increase of $269,309, or 95%, is a result of the issuance of the additional mortgage loan on the McLean, Virginia property in April of 2005.
For the three months ended September 30, 2005, we earned $28,208 of tenant recovery revenue. This tenant recovery revenue resulted from approximately $15,000 of franchise taxes we paid that were recovered for the 2004 tax year from the tenant of our Charlotte, North Carolina property, and those taxes that will be recovered for the 2005 tax year from the tenants of our Canton, North Carolina, Charlotte, North Carolina and Mt, Pocono, Pennsylvania property. It also includes a portion of the management fee reimbursed by the tenant in our Charlotte, North Carolina property.
Expenses
Depreciation and amortization expenses of $1,140,181 were recorded for the three months ended September 30, 2005, as compared to $313,032 for the three months ended September 30, 2004. The increase of $827,149, or 264%, is a direct result of the fifteen acquisitions completed between September 30, 2004 and September 30, 2005.

The management advisory fee for the three months ended September 30, 2005 increased to $609,171, as compared to $333,825 for the three months ended September 30, 2004. The increase of $275,346, or 82%, is primarily a result of the increased time that our Adviser’s employees spent on our company matters, coupled with an increase in overhead expenses incurred by our Adviser. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement.
Professional fees, consisting primarily of legal and accounting fees, were $99,799 for the three months ended September 30, 2005, as compared to $38,373 for the three months ended September 30, 2004. The increase of $61,426, or 160%, was a result of fees incurred to research franchise tax issues in various states, along with fees to file tax returns for our properties located in Canada. The professional fees for the audit of the financial statements also increased, coupled with increased legal fees incurred from the increased portfolio of investments.
Taxes and licenses for the three months ended September 30, 2005 were $37,399, an increase of $36,426, or 3,744%, from $973 for the three months ended September 30, 2004. This increase is primarily attributable to franchise taxes for doing business in certain states of approximately $23,000, which were accrued in the third quarter of 2005, coupled with state and annual fees incurred by each of the entities created to acquire our properties in separate states.
Insurance expense increased to $70,244 for the three months ended September 30, 2005, as compared to $59,579 for the three months September 30, 2004. The increase of $10,665, or 18%, is a result of an increase in insurance premiums year over year.
Interest expense was $895,775 for the three months ended September 30, 2005. This amount consisted of $13,396 in unused line of credit fees on the line of credit obtained in February of 2005, $566,130 in interest expense from borrowings against the line of credit, $232,629 of interest expense on the mortgage notes payable, and $83,620 of amortization of deferred financing fees from long-term financings. There was no interest expense incurred for the three months ended September 30, 2004.
General and administrative expenses were $107,059 for the three months ended September 30, 2005, as compared to $74,881 for the three months ended September 30, 2004 and consisted mainly of directors’ fees, stockholder-related expenses and external management fees. The increase of $32,178, or 43%, was primarily a result of an increase in stockholder-related expenses year over year as a result of increased fees paid to our transfer agent, coupled with the fees paid for an increased number of press releases and SEC filings made during the quarter ended September 30, 2005.
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
Interest Income
Interest income on cash and cash equivalents decreased during the three months ended September 30, 2005 to $10,093, as compared to $153,716 for the three months ended September 30, 2004. The decrease of $143,623, or 93%, is primarily a result of the increase in our portfolio of investments in real estate and mortgage loans, resulting in lower average cash balances invested. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills.
During the three months ended September 30, 2005, we earned interest income on employee loans of $5,562, as compared to $1,250 for the three months ended September 30, 2004. This increase of $4,312 or 345%, is a result of an employee loan that was originated during the third quarter of 2004, and thus interest was only earned on this loan for a portion of the three months ended September 30, 2004. We also issued an additional employee loan in May of 2005.
Foreign Currency Loss
Net realized foreign currency transaction loss during the three months ended September 30, 2005 was $3,007, which represents the loss in connection with the translation of monthly rental payments and quarterly tax payments denominated in Canadian dollars. Net unrealized depreciation on the translation of assets and liabilities was $221,562 during the three months ended September 30, 2005 which includes the valuation of cash, the deferred rent asset and the mortgage notes payable. The unrealized loss was primarily a result of the valuation of the mortgage notes payable due to a decrease in the value of the US dollar relative to the Canadian dollar of approximately 5% between the date the notes were issued, July 19, 2005, and September 30, 2005. There was no foreign currency loss during the three months ended September 30, 2004.
Net Income
For the three months ended September 30, 2005, we recorded net income of $867,411, as compared to $685,038 for the three months ended September 30, 2004. This increase of $182,373, is primarily a result of the increase in our portfolio of investments in the past year and the other events described above. Based on the basic and diluted weighted average common shares outstanding of 7,672,000 and 7,725,667, respectively, for the three months ended September 30, 2005, the basic and diluted earnings per weighted average common share were both $0.11. Based on the basic and diluted weighted average common shares outstanding of 7,648,250 and 7,697,079, respectively, for the three months ended September 30, 2004, the basic and diluted earnings per weighted average common share were both $0.09.
Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004
Revenues
For the nine months ended September 30, 2005, we earned $7,536,025 of rental revenue as compared to $1,667,538 for the nine months ended September 30, 2004. The increase of $5,868,487, or 352%, in rental revenue is primarily due to the acquisition of fifteen properties between September 30, 2004 and September 30, 2005.
Interest income from the mortgage loans increased to $1,351,197 for the nine months ended September 30, 2005 as compared to $697,059 for the nine months ended September 30, 2004. The increase of $654,138, or 94%, is partially due to a mortgage loan that was originated during the first quarter of 2004, and interest was only earned on this loan for a portion of the nine months ended September 30, 2004. The remaining increase was a result of an additional mortgage loan issued in April of 2005.
For the nine months ended September 30, 2005, we earned $69,808 of tenant recovery revenue. This tenant recovery revenue resulted from approximately $48,000 of franchise taxes we paid that were recovered for the 2004 tax year from the tenants of our Mt. Pocono, Pennsylvania and Charlotte, North Carolina properties, and those taxes that will be recovered for the 2005 tax year from the tenants of our Canton, North Carolina, Charlotte, North Carolina and Mt, Pocono, Pennsylvania property. It also includes a portion of the management fee reimbursed by the tenant in our Charlotte, North Carolina property.
Expenses
Depreciation and amortization expenses of $2,374,912 were recorded for the nine months ended September 30, 2005, as compared to $519,133 for the nine months ended September 30, 2004. The increase of $1,855,799, or 357%, is primarily a result of the fifteen acquisitions completed between September 30, 2004 and September 30, 2005.

The management advisory fee for the nine months ended September 30, 2005 increased to $1,564,826, as compared to $843,360 for the nine months ended September 30, 2004. The increase of $721,466, or 86%, is primarily a result of the increased time that our Adviser’s employees spent on our company matters, coupled with an increase in overhead expenses incurred by our Adviser. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement.
Professional fees, consisting primarily of legal and accounting fees, were $447,802 for the nine months ended September 30, 2005, as compared to $313,804 for the nine months ended September 30, 2004. The increase of $133,998, or 43%, was primarily a result of the increased accounting fees related to the audit of our internal controls performed in order to comply with the Sarbanes-Oxley Act of 2002, coupled with fees incurred to research franchise tax issues in various states, along with fees to file tax returns for our properties located in Canada. The professional fees for the audit of the financial statements also increased, coupled with increased legal fees incurred from the increased portfolio of investments.
Taxes and licenses for the nine months ended September 30, 2005 were $191,112, an increase of $177,569, or 1,311%, from $13,543 for the nine months ended September 30, 2004. This increase is primarily attributable to the payment of $160,000 of franchise taxes paid for doing business in certain states. Approximately $46,000 of these franchise taxes relate to taxes incurred in 2004, however management has determined that these expenses were immaterial to the 2004 earnings, and were subsequently expensed in the quarter ending March 31, 2005. The remainder of the expense resulted from state registration and annual fees incurred by each of the entities created to acquire our properties in separate states. We expect to reduce future incurrence of these types of taxes next year by restructuring our entities in these specific states, however we can not provide assurance that this restructuring will reduce the taxes in all states.
Insurance expense increased to $207,648 for the nine months ended September 30, 2005, as compared to $188,554 for the nine months September 30, 2004. The increase of $19,094, or 10%, is a result of an increase in insurance premiums year over year.
Interest expense was $1,186,798 for the nine months ended September 30, 2005. This amount consisted of $50,529 in unused line of credit fees on the line of credit obtained in February of 2005, $685,984 in interest expense from borrowings against the line of credit, $291,828 of interest expense on the mortgage notes payable, and $158,457 of amortization of deferred financing fees from long-term financings. There was no interest expense incurred for the nine months ended September 30, 2004.
General and administrative expenses were $337,722 for the nine months ended September 30, 2005, as compared to $352,145 for the nine months ended September 30, 2004, and consisted mainly of directors’ fees, stockholder-related expenses, recruiting expense and external management fees. The decrease of $14,423, or 4%, was primarily a result of $40,000 of recruiting expense paid in the second quarter of 2004, coupled with a decrease in the costs associated with printing our annual report, partially offset by increases in stockholder-related expenses year over year as a result of increased fees paid to our transfer agent, coupled with the fees paid for an increased number of press releases and SEC filings made during the nine months ended September 30, 2005.
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
Interest Income
Interest income on cash and cash equivalents decreased during the nine months ended September 30, 2005 to $117,806, as compared to $488,701 for the nine months ended September 30, 2004. The decrease of $370,895, or 76%, is primarily a result of the increase in our portfolio of investments in real estate and mortgage loans, resulting in lower average cash balances invested. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills.
During the nine months ended September 30, 2005, we earned interest income on employee loans of $15,483, as compared to $1,250 for the nine months ended September 30, 2004. This increase of $14,233 or 1,139%, is a result of an employee loan that was originated during the third quarter of 2004, and thus interest was only earned on this loan for a portion of the nine months ended September 30, 2004, and is also a result of our issuance of an additional employee loan in May of 2005.
Foreign Currency Loss
Net realized foreign currency transaction loss during the nine months ended September 30, 2005 was $5,943, which represents the loss in connection with the translation of monthly rental payments and quarterly tax payments denominated in Canadian dollars. Net unrealized depreciation on the translation of assets and liabilities was $221,428 during the nine months ended September 30, 2005, which includes the valuation of cash, the deferred rent asset and the mortgage notes payable. The unrealized loss was primarily a result of the valuation of the mortgage notes payable because the value of the US dollar to the Canadian dollar decreased by approximately 5% between the date the notes were issued on July 19, 2005 and September 30, 2005. There was no foreign currency loss during the nine months ended September 30, 2004.
Net Income
For the nine months ended September 30, 2005, we recorded net income of $2,552,128, as compared to $624,009 for the nine months ended September 30, 2004. This increase of $1,928,119, is primarily a result of the increase in our portfolio of investments in the past year and the other events described above. Based on the basic and diluted weighted average common shares outstanding of 7,669,619 and 7,718,441, respectively, for the nine months ended September 30, 2005, the basic and diluted earnings per weighted average common share were both $0.33. Based on the basic and diluted weighted average common shares outstanding of 7,644,099 and 7,703,504, respectively, for the nine months ended September 30, 2004, the basic and diluted earnings per weighted average common share were both $0.08.
Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2005, we had approximately $364,000 in cash and cash equivalents, a decrease of $28.8 million from $29.2 million at December 31, 2004. We have fully invested the proceeds from our initial public offering, and have access to our existing line of credit and have obtained mortgages on eight of our properties. We expect to obtain additional mortgages secured by some or all of our real property in the future. We anticipate continuing to borrow funds and, from time to time, issuing additional equity securities to obtain additional capital. To this end, and as described in greater detail below, we have filed a shelf registration statement with the SEC that will permit us to issue, through one or more transactions, up to an aggregate of $75 million in equity securities. We expect that the funds from our line of credit, additional mortgages and shelf offerings will provide us with sufficient capital to make additional investments and fund our continuing operations for the foreseeable future.
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2005 was approximately $3.7 million, consisting primarily of net income, amortization of deferred financing costs and deferred rent asset, and increases in accounts payable and accrued expenses, partially offset by decreases in rent received in advance and security deposits, increases in mortgage interest receivable, prepaid expenses, deferred rent receivable and replacement reserves.

Net cash provided by operating activities during the nine months ended September 30, 2004 was approximately $1.3 million, consisting primarily of net income, increases in rent received in advance and security deposits and an increase in accrued expenses and accounts payable, partially offset by a decrease in amounts due our Adviser, increases in mortgage interest receivable, increases in deferred rent receivable and an increase in other assets.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2005 was $90.9 million, which consisted of our purchases of the San Antonio, Texas flexible office building, and the Columbus, Ohio industrial building, both purchased in February of 2005, the Big Flats, New York building, purchased in April of 2005, the Wichita, Kansas office building and the Arlington, Texas warehouse and bakery both purchased in May of 2005, the Dayton, Ohio office building purchased in June of 2005, the Eatontown, New Jersey office building, the Franklin Township, New Jersey office building and the Duncan, South Carolina office building purchased in July of 2005, the Hazelwood, Missouri office building purchased in August of 2005 and the Rock Falls, Illinois and Angola Indiana industrial buildings purchased in September of 2005, along with the extension of a mortgage loan on the Mclean, Virginia property, and deposits placed on future acquisitions, partially offset by principal repayments from our mortgage note receivable on the Sterling Heights, Michigan property.
Net cash used in investing activities during the nine months ended September 30, 2004 was $57.1 million, which consisted of our purchase of the Canton, Ohio commercial office and warehouse property in January 2004, the Akron, Ohio commercial office and laboratory space in April 2004, the Charlotte, North Carolina commercial office space in June 2004, the Canton, North Carolina commercial warehouse and manufacturing property in July 2004, the Lexington, North Carolina and Snyder Township, Pennsylvania properties purchased in August of 2004, the Austin, Texas flexible office space in September 2004, and our extension of a mortgage loan on the Sterling Heights, Michigan commercial property in February 2004.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2005 was approximately $58.4 million. This amount consisted of the proceeds received from the long-term financing of eight of our properties, the proceeds from borrowings under our line of credit, and principal repayments on employee loans, partially offset by principal repayments on the mortgage note payable, repayments on the line of credit, dividend payments to our stockholders, and financing costs paid in connection with our line of credit and mortgage notes payable.
Net cash used in financing activities for the nine months ended September 30, 2004 was approximately $1.9 million. These amounts consisted primarily of the dividend payments to our stockholders of $1.9 million.
Future Capital Needs
We had purchase commitments for two properties at September 30, 2005 in the aggregate amount of $21.4 million, where a deposit had been placed on the real estate as of September 30, 2005. Subsequent to September 30, 2005, we made two investments in the aggregate amount of $13.0 million.
As of September 30, 2005, we have investments in twenty-five real properties for $145.4 million and two mortgage loans for approximately $21.2 million. Subsequent to September 30, 2005, we made two investments in the aggregate amount of $13.0 million. During the remainder of 2005 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. The net proceeds of our initial public offering have been fully invested, and we intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with mortgages secured by some or all of our real property, by borrowing against our existing line of credit, or by issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties.
Shelf Registration Statement
On October 3, 2005, we filed a shelf registration statement with the SEC that will allow us to issue additional equity securities in one or more offerings up to an aggregate dollar amount of $75 million. The registration statement was declared effective by the SEC on October 24, 2005. The registration statement provides for the issuance of both common stock and preferred stock, the terms of which would be determined by our board of directors in the future. Although, we have no current plans to conduct an offering under the registration statement, we expect to use the net proceeds from any offerings pursuant to the shelf registration statement to make additional investments and fund our continuing operations.
Line of Credit
On February 28, 2005, we entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company. This line of credit initially provided us with up to $50 million of financing, with an option to increase the line of credit up to a maximum of $75 million upon agreement of the syndicate of banks. On July 6, 2005, we amended the line of credit to increase the maximum availability under the line from $50 million to $60 million. The line of credit matures on February 28, 2008. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits and, as of September 30, 2005, we are in compliance with all financial and operating covenants. For example, as is customary with such line of credit facilities, the maximum amount we may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that we have pledged as collateral to the banks. As we arrange for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of September 30, 2005, there was $23.8 million outstanding under the line of credit at an interest rate of 5.97%.
Mortgage Notes Payable
On March 16, 2005, we borrowed $3,150,000 pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in our Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a twenty-five year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. We may repay this note at any time after September 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however we expect to repay the note in full prior to the anticipated repayment date. We used the proceeds from the note to acquire additional investments for our portfolio.
On July 19, 2005, we entered into two separate long-term notes payable with the RBC Life Insurance Company, which are collateralized by our Canadian Properties. We borrowed $2.1 million in Canadian dollars, which translated to $1.7 million in US Dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Montreal, Quebec property. We borrowed an additional $3.4 million in Canadian dollars, which translated to $2.8 million in US Dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Granby, Quebec property. These notes both accrue interest at an interest rate of

5.22% per year. Monthly payments on the notes are based upon a twenty-five year term, with both principal and interest being paid each month. The notes mature on August 1, 2015, and we do not have the right to prepay the principal amount prior to the maturity date on either note. We used the proceeds from the notes to pay down the line of credit.
On August 25, 2005, we, through wholly-owned subsidiaries, borrowed $21,757,000 pursuant to a long-term note payable from Bank of America, N.A., which is collateralized by a security interest in our Charlotte, North Carolina property for $7,125,000 and our Duncan, South Carolina property for $14,632,000. The note accrues interest at a rate of 5.331% per year. We may repay this note at any time after June 1, 2015 and not be subject to a prepayment penalty. The note matures on September 1, 2015. We used the proceeds from the note to pay down our line of credit.
On September 12, 2005, we, through a wholly-owned subsidiary, Akron OH LLC, borrowed $12,588,000 pursuant to a long-term note payable from JP Morgan Chase Bank, N.A., which is collateralized by a security interest in our Akron, Ohio property for $7,560,000, our Canton, Ohio property for $2,950,000, and our Dayton, Ohio property for $2,078,000. The note accrues interest at a rate of 5.21% per year. We used the proceeds from the note to pay down our line of credit.
Contractual Obligations
The following table reflects our significant contractual obligations as of September 30, 2005:

			Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations	42,158,247	146,913	586,481	1,307,654	40,117,199
Interest on Long-Term Debt Obligations	22,713,890	2,207,991	4,533,734	4,420,333	11,551,832
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (1)	—	—	—	—	—
Purchase Obligations (2)	21,425,000	21,425,000	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$86,297,137	$23,779,904	$5,120,215	$5,727,987	$51,669,031

(1)	This does not include the portion of the operating lease on office space that is allocated to us by our Adviser in connection with our advisory agreement.

(2)	The purchase obligations reflected in the above table represents commitments outstanding at September 30, 2005 to purchase real estate, $13.0 million of which was subsequently closed in October of 2005.
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
FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income (loss)) and should not be considered an alternative to net income (loss) as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparison of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.
Basic funds from operations per share (“Basic FFO per share”) and diluted funds from operations per share (“Diluted FFO per share”) is FFO divided by weighted average common shares outstanding and FFO divided by weighted average common shares outstanding on a diluted basis, respectively, during a period.

We believe that FFO, Basic FFO per share and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share (“EPS”) in evaluating net income available to common shareholders. In addition, since most REITs provide FFO, Basic FFO and Diluted FFO per share information to the investment community, we believe FFO, Basic FFO per share and Diluted FFO per share are useful supplemental measures for comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO, basic EPS is the most directly comparable GAAP measure to Basic FFO per share, and that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.
The following table provides a reconciliation of our FFO for the three and nine months ended September 30, 2005 and 2004 to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighed average common share and basic and diluted net income per weighted average common share:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income	$867,411	$685,038	$2,552,128	$624,009
Real estate depreciation and amortization	1,140,181	313,032	2,374,912	519,133

Funds from operations	2,007,592	998,070	4,927,040	1,143,142

Weighted average shares outstanding — basic	7,672,000	7,648,250	7,669,619	7,644,099
Weighted average shares outstanding — diluted	7,725,667	7,697,079	7,718,441	7,703,504

Basic net income per weighted average common share	$0.11	$0.09	$0.33	$0.08

Diluted net income per weighted average common share	$0.11	$0.09	$0.33	$0.08

Basic funds from operations per weighted average common share	$0.26	$0.13	$0.64	$0.15

Diluted funds from operations per weighted average common share	$0.26	$0.13	$0.64	$0.15

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risks that we believe we will be exposed to are interest rate and foreign currency exchange rate risk. We currently have two variable rate loans, certain of our leases contain escalations based on market interest rates, and the interest rate on our existing line of credit is variable. We seek to mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments.
To illustrate the potential impact of changes in interest rates on our net income, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% would increase our interest and rental revenue by $50,000 and increase our interest expense on the line of credit by $241,000 for a net decrease in our net income of approximately $191,000, or 5.4%, over the next twelve months, compared to net income for the latest twelve months ended September 30, 2005. A hypothetical decrease in the one month LIBOR by 1% would decrease our interest and rental revenue by $101,000 and decrease our interest expense on the line of credit by $241,000 for a net increase in our net income of approximately $140,000, or 3.9%, over the next twelve months, compared to net income for the latest twelve months ended September 30, 2005. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
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
We have purchased two properties in Canada, and the monthly rental payments on these properties are received in Canadian dollars. In order to mitigate the risk of foreign currency rate fluctuations, we have secured loans on the real estate properties in which the mortgage payments are denominated in Canadian dollars. While we have minimized the exchange rate risk, we are still exposed to fluctuations in the exchange rate, as we have to convert the payments into US dollars at each transaction date and value the cash, deferred rent asset, and mortgage notes related to the Canadian properties for the exchange rate at each balance sheet date. For the nine months ended September 30, 2005, we had a $5,943 realized foreign currency transaction loss in connection with the translation of monthly rental payments and quarterly tax payments to Canada, and a $221,428 loss from valuing cash, the deferred rent asset and the mortgage notes payable related to the Canadian properties at September 30, 2005. The unrealized loss was primarily a result of valuing the mortgage notes payable at the end of the quarter, as the value of the US dollar relative to the Canadian dollar decreased by approximately 5% from the date of issuance of the notes to September 30, 2005.
To illustrate the potential impact of changes in exchange rates on our net income, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum exchange rate fluctuation are taken to alter our existing foreign currency sensitivity.

Under this analysis, a hypothetical increase (or decrease) in the value of the Canadian dollar to the US dollar by 10% would increase (or decrease) our net income by approximately $506,000 or 12.5% over the next twelve months, compared to net income for the latest twelve months ended September 30, 2005. Although management believes that this analysis is indicative of our existing exchange rate sensitivity, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance debt if necessary.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2005, our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective in timely alerting management of material information about the company required to be included in our periodic Securities and Exchange Commission filings. However, while evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted on during the three months ended September 30, 2005.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
Exhibit Index

Exhibit	Description of Document

3.1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

10.2†	First Amendment to Credit Agreement and Waiver by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of April 21, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 4, 2005.

10.3†	Second Amendment to Credit Agreement and Loan Documents by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of July 6, 2005, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 2, 2005.

10.4†	Loan Agreement between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005 ,incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-50363), filed on August 29, 2005.

10.5†	Promissory Note between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 000-50363), filed on August 29, 2005.

10.6†	Mortgage and Security Agreement between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005,, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 000-50363), filed on September 13, 2005.

10.7†	Fixed Rate Note between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 000-50363), filed on September 13, 2005.

Exhibit	Description of Document
11	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation

Date: October 31, 2005	By:	/s/ Harry Brill

Harry Brill
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description of Document

3.1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

10.2†	First Amendment to Credit Agreement and Waiver by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of April 21, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 4, 2005.

10.3†	Second Amendment to Credit Agreement and Loan Documents by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of July 6, 2005, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 2, 2005.

10.4†	Loan Agreement between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-50363), filed on August 29, 2005.

10.5†	Promissory Note between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 000-50363), filed on August 29, 2005.

10.6†	Mortgage and Security Agreement between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005,, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 000-50363), filed on September 13, 2005.

10.7†	Fixed Rate Note between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 000-50363), filed on September 13, 2005.

11	Computation of Per Share Increase in Stockholders’ Equity from Operations (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.