Form 10-K
period 2005-12-31
GLADSTONE COMMERCIAL CORP
filed 2006-02-28
CIK 1234006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-50363
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	02-0681276 (I.R.S. Employer Identification No.)
1521 WESTBRANCH DRIVE, SUITE 200
MCLEAN, VIRGINIA 22102
(Address of principal executive office)
(703) 287-5800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share and,
7.75% Series A Cumulative Redeemable Preferred Stock, $0.001 par value per share
Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑.
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ☐. Accelerated Filer ☑ Non-Accelerated Filer ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2005, based on the closing price on that date of $15.76 on the Nasdaq National Market, was $117,797,361. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of February 27, 2006 was 7,672,000.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement relating to the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

Forward-Looking Statements
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Such forward-looking statements can generally be identified by the use of the words “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate” or similar expressions. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Although we believe that these beliefs, assumptions and expectations are reasonable, we cannot guarantee future results, levels of activity, performance, growth or achievements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in or implied by our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common and preferred stock, along with the following factors and the risk factors set forth in Item 1A. below that could cause actual results to vary from our forward-looking statements:
•	the loss of any of our key employees, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our president and chief operating officer, or Mr. George Stelljes III, our executive vice president and chief investment officer;

•	general volatility of the capital markets and the market price of our securities;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	availability, terms and deployment of capital, including the ability to maintain and borrow under our existing credit facility, arrange for long-term mortgages on our properties; secure one or more additional long-term credit facilities, and to raise equity capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, exchange rates or the general economy; and

•	the degree and nature of our competition.
We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Item 1. Business
Overview
Gladstone Commercial Corporation (which we refer to in this Annual Report as “we,” “us,” or the “Company,”) is a real estate investment trust, or REIT, that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 years and built in rental increases. We currently own a total of 33 properties, which we are leasing to tenants under triple net leases ranging from 5 to 20 years. We also currently hold two mortgage loans, one of which is scheduled to mature in eight years, the other in twelve years.
We conduct substantially all of our activities, including the ownership of all of our properties, through Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003 that we refer to herein as our “Operating Partnership.” We control our Operating Partnership through our ownership of GCLP Business Trust II, a Massachusetts business trust, which is the general partner of our Operating Partnership, and of GCLP Business Trust I, a Massachusetts business trust which currently holds all of the limited partnership units of our Operating Partnership. We expect that our Operating Partnership may issue limited partnership units from time to time in exchange for industrial and commercial real property, which is triple net leased. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time.
Our Operating Partnership is also the sole member of Gladstone Lending, LLC, which we refer to herein as “Gladstone Lending.” Gladstone Lending is a Delaware limited liability company formed on January 27, 2004. Gladstone Lending was created to hold all of our real estate mortgage loans.
Significant Recent Developments
Investments
On February 10, 2005, we acquired a 60,245 square foot flexible office building in San Antonio, Texas for approximately $9.0 million, including transaction costs, which was funded using a portion of the net proceeds from our initial public offering. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The lease provides for annual rents of approximately $753,000 in 2006, with prescribed escalations thereafter.
On February 10, 2005, we acquired a 39,000 square foot industrial building in Columbus, Ohio for approximately $3.4 million, including transaction costs, which was funded using a portion of the net proceeds from our initial public offering . At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately ten years at the time of assignment. The lease provides for annual rents of approximately $318,000 in 2006, with prescribed escalations thereafter.
On April 15, 2005, we acquired a 120,000 square foot industrial building in Big Flats, New York for approximately $7.1 million, including transaction costs, which was funded using a portion of the net proceeds from our initial public offering. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment. The lease provides for annual rents of approximately $616,000 in 2006, with prescribed escalations thereafter
On April 15, 2005, we extended a mortgage loan in the amount of $10.0 million on an office building in McLean, Virginia, where our Adviser is a subtenant in the building. The loan was funded using a portion of the net proceeds from our initial public offering. This 12 year mortgage loan, collateralized by the McLean property, accrues interest at the greater of 7.5% per year or the one month LIBOR rate plus 6.0% per year, with a ceiling of 10.0% per year. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing in the tenth year of the loan. The balance of the principal and all interest remaining is due at the end of the 12 year term.
On May 18, 2005, we acquired the leasehold interest in a 69,287 square foot office building in Wichita, Kansas for approximately $13.4 million, including transaction costs, which was funded using borrowings from our line of credit and proceeds we received from a long-term mortgage on the Canton, North Carolina property. Under the terms of the leasehold interest, we have a capital lease with the City of Wichita because of a bargain purchase option contained within the lease that gives us the right to purchase the land and building for $1,000. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.3 million in 2006, with prescribed escalations thereafter.
On May 26, 2005, we acquired a 64,000 square foot warehouse and bakery in Arlington, Texas for approximately $5.3 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $521,000 in 2006, with prescribed escalations thereafter.
On June 30, 2005, we acquired a 59,894 square foot office building in Dayton, Ohio for approximately $2.7 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately thirteen years at the time of assignment. The tenant also has the ability to terminate the lease in eight years with nine months notice to us prior to the effective date of termination. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $240,000 in 2006, with prescribed escalations thereafter.
On July 7, 2005, we acquired a 30,268 square foot office building in Eatontown, New Jersey for approximately $5.6 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $507,000 in 2006, with prescribed escalations thereafter.
On July 11, 2005, we acquired a 183,000 square foot office and warehouse building in Franklin Township, New Jersey for approximately $8.2 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we extended a fifteen year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease also has a provision whereby the tenant may purchase the property from us on or around the eleventh anniversary of the purchase date for $9.1 million. The lease provides for annual rents of approximately $809,000 in 2006, with prescribed escalations thereafter.
On July 14, 2005, we acquired a 278,020 square foot office and manufacturing building in Duncan, South Carolina for approximately $19.2 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.9 million in 2006, with prescribed escalations thereafter.
On August 5, 2005, we acquired a 51,155 square foot office and warehouse building in Hazelwood, Missouri for approximately $3.2 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The lease provides for annual rents of approximately $277,000 in 2006, with prescribed escalations thereafter.
On September 2, 2005, we acquired three separate properties from a single seller: a 52,080 square foot industrial building in Angola, Indiana; a 50,000 square foot industrial building located in Angola, Indiana; and a 52,000 square foot industrial building located in Rock Falls, Illinois. These three properties were acquired for an aggregate cost to us of approximately $3.2 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we extended a fifteen year triple net lease with the tenant of each building. The lease provides for annual rents of approximately $281,000 in 2006, with prescribed escalations thereafter.
On October 17, 2005, we acquired a 70,598 square foot industrial building in Newburyport, Massachusetts for approximately $7.8 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The tenant also has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $669,000 in 2006, with prescribed escalations thereafter.
On October 31, 2005, we acquired a 291,142 square foot industrial manufacturing facility in Clintonville, Wisconsin for approximately $5.3 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we extended a fifteen year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $500,000 in 2006, with prescribed escalations thereafter.
On December 21, 2005, we acquired a 347,218 square foot industrial facility in Maple Heights, Ohio for approximately $13.6 million, including transaction costs, which was funded using proceeds from the financing of three of our properties on December 21, 2005. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately ten years at the time of assignment, and the tenant has two options to extend the lease for additional periods of ten years each. The lease provides for annual rents of approximately $1.1 million in 2006, with prescribed escalations thereafter.
On December 30, 2005, we acquired a 23,368 square foot medical office facility in Toledo, Ohio for approximately $3.6 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately five years at the time of assignment, and the tenant has one option to extend the lease for additional period of five years. The lease provides for annual rents of approximately $327,000 in 2006, with prescribed escalations thereafter.
On December 30, 2005, we acquired a 42,213 square foot office facility in Richmond, Virginia for approximately $6.3 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately five years at the time of assignment. The lease provides for annual rents of approximately $793,000 in 2006, with prescribed escalations thereafter.
On February 15, 2006, we acquired a 150,000 square foot industrial facility in South Hadley, Massachusetts for approximately $3.5 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately four years at the time of assignment, and the tenant has one option to extend the lease for additional period of five years. The lease provides for annual rents of approximately $353,000 in 2007, with prescribed escalations thereafter.
On February 21, 2006, we acquired four office buildings located in the same business park in Champaign, Illinois, from a single seller totaling 108,262 square feet. We acquired the four properties for approximately $15.1 million, including transaction costs, which was funded by a combination of borrowings from our line of credit, and the assumption of approximately $10.0 million of financing on the property. At closing, we were assigned the previously existing triple net leases with the sole tenant, which had remaining terms ranging from five to six years at the time of assignment, and the tenant has options to extend each lease for additional periods of three years each. The leases provide for annual rents of approximately $1.3 million in 2007.
On February 21, 2006, we acquired a 359,540 square foot office building in Roseville, Minnesota for approximately $29.7 million, including transaction costs, which was funded by a combination of borrowings from our line of credit, and the assumption of approximately $20.0 million of financing on the property. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment, and the tenant has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $2.4 million in 2007, with prescribed escalations thereafter.
Mortgage Loans
On March 16, 2005, we borrowed approximately $3.2 million pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in our Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a 25 year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. We may repay this note at any time after September 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however we expect to repay the note in full prior to the anticipated repayment date. We used the proceeds from the note to acquire additional investments for our portfolio. The outstanding balance on the note at December 31, 2005 was approximately $3.1 million.
On July 19, 2005, we, through wholly-owned subsidiaries, entered into two separate long-term notes payable with the RBC Life Insurance Company, which are collateralized by our Canadian properties. We borrowed $2.1 million in Canadian dollars, which translated to approximately $1.7 million in US dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Montreal, Quebec property. We borrowed an additional $3.4 million in Canadian dollars, which translated to approximately $2.8 million in US dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Granby, Quebec property. These notes both accrue interest at an interest rate of 5.22% per year. Monthly payments on the notes are based upon a 25 year term, with both principal and interest being paid each month. The notes mature on August 1, 2015, and we do not have the right to prepay the principal amount prior to the maturity date on either note. We used the proceeds from the notes to pay down our line of credit. The outstanding balance on the notes at December 31, 2005 was approximately $4.6 million.
On August 25, 2005, we borrowed, through wholly-owned subsidiaries, approximately $21.8 million pursuant to a long-term note payable from Bank of America, N.A., which is collateralized by security interests in our Charlotte, North Carolina property and our Duncan, South Carolina property of approximately $7.1 million and $14.7 million, respectively. The note accrues interest at a rate of 5.331% per year. We may repay this note at any time after June 1, 2015 and not be subject to a prepayment penalty. The note matures on September 1, 2015. We used the proceeds from the note to pay down our line of credit. The outstanding balance on the note at December 31, 2005 was approximately $21.8 million.

On September 12, 2005, we borrowed, through wholly-owned subsidiaries, approximately $12.6 million pursuant to a long-term note payable from JP Morgan Chase Bank, N.A., which is collateralized by security interests in our Akron, Ohio property, our Canton, Ohio property, and our Dayton, Ohio property of approximately $7.6 million, $3.0 million, and $2.0 million, respectively. The note accrues interest at a rate of 5.21% per year. We used the proceeds from the note to pay down our line of credit. The outstanding balance on the note at December 31, 2005 was approximately $12.6 million.
On December 21, 2005, we borrowed, through wholly-owned subsidiaries, approximately $19.5 million pursuant to a long-term note payable from Countrywide Commercial Real Estate Finance, Inc, which is collateralized by security interests in our Columbus, Ohio property, our Maple Heights, Ohio property, and our Snyder Township, Pennsylvania property for $2.8 million, $10.9 million and $5.8 million, respectively. The note accrues interest at a rate of 5.7107% per year. We used the proceeds from the note to acquire our Maple Heights, Ohio property and to pay down our line of credit. The outstanding balance on the note at December 31, 2005 was approximately $19.5 million.
On February 21, 2006, we assumed approximately $10.0 million pursuant to a long-term note payable from Wells Fargo Bank, National Association, in connection with our acquisition, on the same date, of a property located in Champaign, Illinois. The note accrues interest at a rate of 5.91% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a prepayment penalty. The note matures on December 1, 2013.
On February 21, 2006, we assumed approximately $20.0 million pursuant to a long-term note payable from Greenwich Capital Financial Products, Inc, in connection with our acquisition, on the same date, of a property located in Roseville, Minnesota. The note accrues interest at a rate of 5.20% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a prepayment penalty. The note matures on June 1, 2014.
Restructuring
On December 28, 2005, we established GCLP Business Trust I and GCLP Business Trust II, each a business trust formed under the laws of the Commonwealth of Massachusetts. On December 31, 2005, we transferred our 99% limited partnership interest in our Operating Partnership to GCLP Business Trust I in exchange for 100 trust shares. Also on December 31, 2005, Gladstone Commercial Partners, LLC transferred its 1% general partnership interest in our Operating Partnership to GCLP Business Trust II in exchange for 100 trust shares.
Preferred Stock Financing
On January 18, 2006, we completed a public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.8 million and the net proceeds were used to repay outstanding indebtedness under our line of credit. The preferred stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities. The closing of the offering took place on January 26, 2006, and the stock is traded on the Nasdaq National Market under the trading symbol “GOODP.”
Our Investment Objectives and Our Strategy
Our principal investment objectives are to generate income from rental properties and, to a lesser extent, mortgage loans, which we will use to fund our continuing operations and to pay out monthly cash distributions to our stockholders. We will seek to grow the distribution to stockholders over time, and to increase the value of our common stock. Our primary strategy to achieve our investment objectives is to invest in and own a diversified portfolio of leased industrial and commercial real estate that we believe will produce stable cash flow and increase in value. We expect to sell some of our real estate assets from time to time when our external adviser, Gladstone Management Corporation, which we refer to in this report as our “Adviser,” determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing commercial or industrial real estate, which loans may have some form of equity participation. Additionally, we may purchase mortgage-backed securities, including mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in or obligations backed by pools of mortgage loans.
Our strategy includes the use of leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. Our board of directors has adopted a policy that our aggregate borrowing will not result in a total debt to total equity ratio greater than 2 to 1, however, our board may change this ratio in the future. We are not otherwise limited with respect to the amount of leverage that we may use for the acquisition of any specific property, however, our existing line of credit agreement currently limits our aggregate borrowings to a total debt to equity ratio of 1.5 to 1. We intend to use non-recourse financing that will allow us to limit our loss exposure on any property to the amount of equity invested in that property. In February 2005, we entered into an agreement with a syndicate of banks for a short-term line of credit of up to $50 million, which was amended in July of 2005 to increase the line of credit to $60 million. Some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio.
Investment Policies and Policies with Respect to Certain Activities
Types of Investments
Overview
We intend that substantially all of our investments will be income-producing real property or, to a lesser extent, mortgage loans. We expect that the vast majority of our investments will be structured as net leases, but if a net lease would have an adverse impact on a potential tenant, or would otherwise be inappropriate for us, we may structure our investment as a mortgage loan. We anticipate that acquired property will be either improved or, if under development, near completion. Investments are not restricted as to geographical areas, but we expect that most of our investments in real estate will be made within the continental United States. To date, we have acquired two properties in Canada. Our stockholders are not afforded the opportunity to evaluate the economic merits of our investments or the terms of any dispositions of properties. See “Risk Factors—Our success depends on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.”
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
Property Acquisitions and Net Leasing
While we had originally anticipated that a majority of the properties we purchased would be acquired from companies that would simultaneously lease the properties back from us, to date a majority of our properties have been purchased from owners that have leased their properties to a non-affiliated tenants. While we have engaged in some transactions with tenants who want to consummate sale-leaseback transactions, we do not anticipate that this will be the dominant portion of our portfolio. We expect that some of our sale-leaseback transactions will be in conjunction with acquisitions, recapitalizations or other corporate transactions affecting our tenants. In these transactions, we may act as one of several sources of financing for these transactions by purchasing one or more properties from the tenant and by net leasing it to the tenant or its successor in interest. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors-Highly leveraged tenants or borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.”
In some circumstances, we have granted tenants an option to purchase the property that the tenant leases from us, and we anticipate granting these options to select tenants in the future. In these cases, we generally seek to fix the option purchase price at the greater of our purchase price for the property and the fair market value of the property at the time the option is exercised.
Our current portfolio consists primarily of single-tenant commercial and industrial real property, and we anticipate that our future portfolio will consist of this type of tenant. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. In most cases, our leases will be “triple net leases” that require the tenant to pay all the operating costs, costs of maintenance, insurance and real estate taxes on the property. We seek to obtain lease terms of approximately 10 to 15 years, with built in rental increases. In most cases, our leases are and will continue to be approved by our Adviser’s investment committee and our board of directors. Our board of directors has adopted a policy that we will not make an investment in any individual property with a cost in excess of 20% of our total assets at the time of investment. However, our board of directors may amend or waive this policy at any time or from time to time.
Investments in Mortgage Loans
Although we expect such investments to be made sparingly, we may elect to structure our investment in a particular property as a mortgage loan secured by the property in situations where a standard net lease transaction would have an adverse impact on the seller of a property or would otherwise be inappropriate for us. We anticipate that most of our lending transactions will be loans secured by industrial or commercial property. Our Adviser will attempt to structure mortgage loans in a manner that would provide us with an economic return substantially similar to that which we could expect to receive had the investment been structured as a net lease transaction. All of our mortgage loans will be approved by our Adviser’s investment committee and by our board of directors.
To the extent that we invest in mortgage loans, we will generally originate those loans. However, we may also purchase mortgage loans from other lenders if such transactions are consistent with our investment objectives. Our Adviser will service the mortgage loans in our portfolio by monitoring the collection of monthly principal and interest payments on our behalf. From time to time, we may sell mortgage loans that we hold to third parties; however, we do not intend to engage in the warehousing of mortgage loans.
Underwriting Criteria and Due Diligence Process
Underwriting of the Tenant or Borrower
We consider underwriting the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the most important aspect of making an investment. Evaluating the creditworthiness of the tenant or borrower and its ability to generate sufficient cash flow to make payments to us pursuant to the lease or the mortgage loan is the most important aspect of our underwriting procedures. The following is a list of criteria that our Adviser generally considers when underwriting leases and mortgage loans on our behalf (all criteria may not be present for each lease or mortgage loan that we make):

•	property that is a necessary part of the tenant’s operations;

•	tenants or borrowers with annual revenue of $25 to $500 million or more;

•	property acquisition cost or value between $3 million and $15 million;

•	tenants or borrowers with demonstrated profitability and cash flow or that plan to achieve profitability consistent with our underwriting criteria;

•	tenants or borrowers with earnings between 2 and 3.5 times lease payments or greater;

•	tenants or borrowers with a risk rating on our ten-point risk rating scale (See “Risk Rating System”) of at least 4, which approximates a B3 or B- credit rating from national credit ratings agencies (for those tenants or borrowers without publicly rated debt);

•	tenants or borrowers whose debt is rated at least B3 or B- by a national credit ratings agency (for those tenants or borrowers with publicly rated debt);

•	triple net lease structures in which the tenant will be responsible for the maintenance, insurance, taxes, and other operating costs of the property;

•	leases with annual rent increases, such as cost of living adjustments;

•	tenants with bank lending relationships in place and that are on good terms with their lenders;

•	tenants or borrowers that have significant buyout fund ownership;

•	property that has had a Member Appraisal Institute, or MAI, appraisal that is not substantially below our purchase price; and

•	property that has been screened for alternative uses.
In analyzing potential acquisitions of properties, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether a potential acquisition and lease can be structured to satisfy our acquisition criteria. Our Adviser also considers the following factors when evaluating a potential sale-leaseback transaction:
•	Tenant Evaluation. Our Adviser evaluates each potential tenant for its creditworthiness, considering factors such as management experience, industry position and fundamentals, operating history and capital structure. Whether or not a prospective tenant is creditworthy will be determined by our Adviser. A prospective tenant that is creditworthy does not necessarily mean that we will consider the tenant’s property to be “investment grade.” Our Adviser will seek tenants that are small or medium-sized businesses, that are owned by buyout funds. Our Adviser’s investment professionals, including David Gladstone (our chairman and chief executive officer), Terry Lee Brubaker (our president and chief operating officer) and George Stelljes III (our executive vice president and chief investment officer), have substantial experience in locating and financing these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit does improve, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged).
•	Leases with Increasing Rent. Our Adviser seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases will generally be fixed or tied to increases in indices such as the consumer price index.
•	Diversification. Our Adviser will attempt to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic region.
•	Property Valuation. The business prospects for the tenant and the financial strength of the tenant will be an important aspect of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require monthly unaudited and annual audited financial statements of the tenant in order to continuously monitor performance of the property, and evaluate the financial capability of the tenant and its ability to perform the terms of the lease. Where appropriate, we also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. We then compute the value of the property based on historical and projected operating results and evaluate the potential for value appreciation in such property.
•	Properties Important to Tenant Operations. Our Adviser generally seeks to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better protection in the event a tenant becomes bankrupt, since leases on properties essential or important to the operations of a bankrupt tenant are generally less likely to be rejected in the bankruptcy or otherwise terminated.
•	Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser will attempt to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions will serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. We generally also seek covenants requiring tenants to receive our consent prior to any change in control of the tenant.
•	Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate parent. We believe that this type of credit enhancement, if obtained, will provide us with additional financial security. In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant is normally a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant and case by case basis. Therefore, general standards for creditworthiness cannot be applied.
Each property that we propose to purchase will be appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the tenant’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property, if we resell the property in the future, may be greater or less than its appraised value.

Risk Rating
In evaluating each transaction that it considers for investment, our Adviser seeks to assess the risk associated with the potential tenant or borrower. For companies that have debt that has been rated by a national credit ratings agency, our Adviser uses the rating as determined by such ratings agency. For companies that do not have publicly rated debt, our Adviser calculates and assigns to our borrowers and tenants a risk rating under our ten-point risk rating scale. Our risk rating system is designed to assess qualitative and quantitative risks associated with our prospective tenants and borrowers. We have developed our risk rating system, which we believe approximates the risk rating systems of major credit ratings agencies. While we seek to mirror the systems of these credit ratings agencies, we cannot assure you that our risk rating system provides the same risk rating for a particular tenant or borrower as a credit ratings agency would. The following chart is an estimate of the relationship of our risk rating system to the designations used by two credit ratings agencies to rate the risk of public debt securities of major companies. Because we have established our system to rate the risk associated with mortgage loans and real estate leases to private companies that are unrated by any credit ratings agency, we cannot assure you that the correlation between our system and the credit ratings set out below is accurate.

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
We generally anticipate entering into transactions with tenants or borrowers that have a risk rating of at least 4 based on the above scale which would equate to tenants or borrowers whose debt rating would be at least B3 or B-. Once we have entered into a transaction, we periodically re-evaluate the risk rating, or debt rating as applicable, of the investment for purposes of determining whether we should increase our reserves for loan losses or allowance for uncollectible rent. To date, there have been no allowances for uncollectible rent or reserves for loan losses. Our board of directors may alter our risk rating system from time to time.
The following table reflects the average risk rating of our tenants and borrowers:

Rating	12/31/2005	12/31/2004
Average	8.6	7.8
Weighted Average	8.7	7.6
Highest	10.0	10.0
Lowest	6.0	6.0
Underwriting of the Real Estate and Due Diligence Process
In addition to underwriting the tenant or borrower, we will also underwrite the real estate to be acquired or secured by one of our mortgages. On our behalf, our Adviser performs a due diligence review with respect to each property, such as an evaluation of the physical condition of a property and an environmental site assessment, in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition, although there can be no assurance that hazardous substances or wastes (as defined by present or future federal or state laws or regulations) will not be discovered on the property after we acquire it. See “Risk Factors-Potential liability for environmental matters could adversely affect our financial condition.”
Our Adviser also reviews the structural soundness of the improvements on the property and may engage a structural engineer to review all aspects of the structures in order to determine the longevity of each building on the property. This review would normally also include the components of each building, such as the roof, the electrical wiring, the heating and air-conditioning system, the plumbing and various other aspects such as compliance with state and federal building codes.
Our Adviser also physically inspects the real estate and surrounding real estate in order to determine the value of the real estate. All of our Adviser’s due diligence is aimed at arriving at a valuation of the real estate under the assumption that it was not rented to the tenant we are considering. The real estate valuations our Adviser performs will consider one or more of the following items, but may not consider all of them:
•	The comparable value of similar real estate in the same general area of the prospective property. In this regard, comparable property is hard to define since each piece of real estate has its own distinct characteristics. But to the extent possible, comparable property in the area that has sold or is for sale will be used to determine if the price being paid for the property is reasonable. The question of comparable properties’ sale prices is particularly relevant if a property might be sold by us at a later date.
•	The comparable real estate rental rates for similar properties in the same area of the prospective property.
•	Alternative uses for the property in order to determine if there might be another use for the property that would give it higher value.
•	The cost of replacing the property if it were to be sold for the replacement value.
•	The assessed value as determined by the local real estate taxing authority.
In addition, our Adviser supplements its valuation with a real estate appraisal in connection with each investment that we consider. When appropriate, our Adviser may engage experts to undertake some or all of the due diligence efforts described above.
Additional Investment Considerations
Terms of Mortgage Loans
Some of the mortgage loans that we make, purchase or otherwise acquire, in addition to providing for base interest at a fixed or variable rate, may allow us to participate in the economic benefits of any increase in the value of the property securing repayment of the loan as though we were an equity owner of a portion of the property. In addition, it is possible that participation may take other forms where our Adviser deems participation available or otherwise appropriate, provided that such participation does not jeopardize our REIT tax status. The form and extent of our participation, if any, will vary with each transaction depending on factors such as credit support provided by the borrower, the interest rate on our mortgage loans and the anticipated and actual cash flow from the underlying real property. Our mortgage loans may include first mortgage loans, leasehold mortgage loans or conventional mortgage loans without equity enhancements.
Except as described below, any mortgage loan in our portfolio will generally be secured by a first priority mortgage or deed of trust on industrial or commercial property as well as a security interest in personal or mixed property connected with the real property. The mortgage loan generally will be secured by property with a demonstrable income-producing potential. In determining whether to make a mortgage loan, our Adviser will analyze relevant property and financial factors which may include the condition and use of the subject property, its income-producing capacity and the quality, experience and creditworthiness of the borrower.
In the event that we make or invest in a mortgage loan, we will generally require a mortgagee’s title insurance policy or commitment as to the lien priority of a mortgage or the condition of title in connection with each mortgage loan. We will obtain an independent appraisal for underlying real property, although our Adviser generally will rely on its own independent analysis and not exclusively on an appraisal in determining whether or not to make or invest in a particular mortgage loan. We believe that appraisals are merely estimates of value and should not be relied upon exclusively as measures of true worth or realizable value. In making mortgage loans that, when combined with existing loans that are on a parity with or senior to our mortgage loan, exceed 85% of the appraised value of any underlying real property, our Adviser will consider additional underwriting criteria such as the net worth of the borrower, the borrower’s credit rating, if any, the anticipated cash flow of the borrower, any additional collateral or other credit enhancements provided by the borrower or its affiliates and other factors our Adviser deems appropriate. Where we think it is appropriate we may make mortgage loans that are subordinated to a first mortgage on a property. For example, if the property is subject to an economic development loan as a first mortgage at a particularly low interest rate, we may make a second mortgage loan on the property. However, we will not make a second mortgage loan on any property that we would not consider owning, subject to the existing senior financing, and leasing to the tenant.
From time to time, we may purchase mortgage loans, including loans being sold at a discount, from banks and other financial institutions if the subject property otherwise satisfies our underwriting criteria. We may also make loans to our wholly-owned subsidiaries, if any, as our Adviser deems appropriate, and we may guarantee the obligations of these subsidiaries.

Other Investments
We may invest up to an aggregate of 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” We anticipate that equity interests will not exceed 5% of our net equity in the aggregate, and we will not make any such investment in equity interests if such investment would adversely affect our qualification as a REIT for tax purposes. “Equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other equity interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant, and we will not acquire equity interests in any entity other than in connection with a lease or mortgage loan transaction. To the extent that we hold equity interests in tenants or borrowers, we anticipate that they will generally be “restricted securities” as defined in Rule 144 under the Securities Act of 1933. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held any such securities for two years. The issuer of equity interests in which we invest may never register these interests under the federal securities laws, since any decision of an issuer to register its securities may depend on any number of factors, including the success of its operations.
To the extent we receive warrants or other rights to purchase stock in connection with our investments in properties, we intend to exercise these rights only if the value of the underlying stock at the time the rights are exercised exceeds the exercise price of the right. Payment of the exercise price would not be deemed an investment that would be subject to the above described limitations. We may borrow funds to pay the exercise price on warrants or other rights or may pay the exercise price from funds held for working capital and then repay the loan or replenish the working capital upon the sale of the securities or interests purchased. We do not intend to use the proceeds from the sale of any equity interests to pay distributions to our stockholders until any funds borrowed to purchase the equity interests have been fully repaid. We will only invest in equity interests which our Adviser believes will appreciate in value. There can be no assurance, however, that this expectation will be realized.
We will generally invest in unimproved or non-income-producing property only when our Adviser believes that such property will appreciate in value or will increase the value of an adjoining or neighboring property that we own. There can be no assurance that these expectations will be realized.
We might use taxable REIT subsidiaries to acquire or hold property, including equity interests, that may not be deemed to be REIT-qualified assets. Taxable REIT subsidiaries are taxed as ordinary corporations and any taxes paid by such entity will reduce cash available to us for payment of distributions to our stockholders.
Temporary Investments
We may purchase interests in mortgage-backed securities, including mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in, or obligations backed by, pools of mortgage loans. Mortgage-backed securities represent interests in cash flows from mortgage loans or interests in other mortgage-backed securities. The securities are often sold in tranches representing at least two rated securities which are usually “AAA” and “A,” and at least one unrated security. We may purchase either rated or unrated securities. To the extent we purchase mortgage-backed securities, we will attempt to use substantially the same investment guidelines as if we were purchasing the mortgage loans or real estate underlying these securities. That is, we will seek to generate net income for distribution to our stockholders from the spread between the interest income on mortgage-backed securities and the costs of borrowing to finance the acquisition of these securities.
If at any time the character of our investments would cause us to be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, (“the Investment Company Act”), we will take the necessary action to ensure that we are not deemed to be an “investment company.” Our Adviser will continually review our investment activity and the composition of our portfolio to ensure that we do not come within the application of the Investment Company Act. If we were to be deemed an investment company under the Investment Company Act, it would result in penalties and substantial additional operating costs.
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
Use of Leverage
Non-recourse financing
Our current strategy is to use long-term borrowings as a financing mechanism in amounts that we believe will maximize the return to our stockholders. Currently, all of our long-term mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower and, as a result, the lender generally may look only to the property securing the debt for satisfaction of the debt. We believe that this financing strategy, to the extent available, will protect our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and there may be circumstances where lenders have recourse to our other assets. There is no limitation on the amount we may borrow against any single investment property. Neither our articles of incorporation nor our bylaws impose any limitation on our borrowing, but our board of directors has adopted a policy limiting our aggregate borrowings to twice our total equity, however, our existing line of credit agreement only permits aggregate borrowings that will result in a total debt to equity ratio of no greater than 1.5 to 1.
We believe that, by operating on a leveraged basis, we will have more funds available and, therefore, will make more investments than would otherwise be possible if we operated on a non-leveraged basis. We believe that this will result in a more diversified portfolio. Our Adviser will use its best efforts to obtain financing on the most favorable terms available to us.
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
We may refinance properties during the term of a loan when, in the opinion of our Adviser, a decline in interest rates makes it advisable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to make such investment. The benefits of a refinancing may potentially include an increase in cash flow resulting from reduced debt service requirements, an increase in distributions to our stockholders from proceeds of the refinancing, if any, or an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Recourse financing
Borrowings under our short-term line of credit are recourse financing, which means that our lenders have a claim against our assets in addition to those properties securing the borrowings under the line of credit. We currently intend to use our existing line of credit as a warehouse line of credit whereby we borrow on a short-term basis until long-term financing can be arranged.
Securitization
In the future, we may use securitization as an additional method of borrowing. In a securitization, our Operating Partnership would contribute certain of our assets to a special purpose entity (“SPE”), and the SPE would issue one or more series of security interests or tranches in the SPE. We would seek to have some or all of the tranches of investment certificates rated by nationally recognized securities ratings agencies and would offer and sell the investment certificates, primarily to institutional investors. Depending on the circumstances specific to any such transaction, these types of transactions may be accounted for as financings or sales. The funds received from the sale of investment certificates would be remitted back to our Operating Partnership to be used to acquire additional properties, to make additional mortgage loans or to repay existing debt. There can be no assurance that we will be able to utilize this financing technique in the future.
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

For additional information regarding our borrowing strategy, see “Investment Policies and Policies with Respect to Certain Activities—Use of Leverage.”
Holding Period for and Sale of Investments; Reinvestment of Sale Proceeds
We intend to hold each property we acquire for an extended period. However, circumstances might arise which could result in the early sale of some properties if, in the judgment of our Adviser, the sale of the property is in the best interest of our stockholders.
The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of all relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. No assurance can be given that the foregoing objective will be realized. The selling price of a property which is subject to a net lease will be determined in large part by the amount of rent payable under the lease, the remaining term of the lease, and the creditworthiness of the tenant. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received by us in connection with any such sale, which could cause us to delay required distributions to our stockholders.
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
We may continually reinvest the proceeds of property sales in investments that either we or our Adviser believe will satisfy our investment policies.
Investment Limitations
There are numerous limitations on the manner in which we may invest our funds. We have adopted a policy that we will not:
•	invest in real property owned by our Adviser, any of its affiliates or any business in which our Adviser or any of its affiliates have invested except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as Gladstone Capital Corporation or Gladstone Investment Corporation, and entities advised by our Adviser so long as that entity does not control the portfolio company (this policy may not be changed without the approval of our stockholders);

•	invest in commodities or commodity futures contracts, with this limitation not being applicable to futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in properties and making mortgage loans;

•	invest in contracts for the sale of real estate unless the contract is in recordable form and is appropriately recorded in the chain of title;

•	invest in any individual property with a cost in excess of 20% of our total assets at the time of investment. However, our board of directors may amend or waive this policy at any time or from time to time;

•	engage in any short sale or borrowing that results in a debt to equity ratio greater than two-to-one;

•	make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets. “Unimproved real property” is property which has the following three characteristics:

o	the property was not acquired for the purpose of producing rental or other operating income;

o	no development or construction is in process on the property; and

o	no development or construction on the property is planned in good faith to commence on the property within one year of acquisition;
•	issue equity securities on a deferred payment basis or other similar arrangement except as set out in our equity incentive plans;

•	issue debt securities in the absence of adequate cash flow to cover debt service;

•	issue “redeemable securities” as defined in Section 2(a)(32) of the Investment Company Act;

•	grant warrants or options to purchase shares of our stock to our Adviser or its affiliates, except pursuant to our equity incentive plans;

•	engage in trading, as compared with investment activities, or engage in the business of underwriting, or the agency distribution of, securities issued by other persons;

•	invest more than 5% of the value of our assets in the securities of any one issuer if the investment would cause us to fail to qualify as a REIT;

•	invest in securities representing more than 10% of the outstanding securities (by vote or value) of any one issuer if the investment would cause us to fail to qualify as a REIT;

•	acquire securities in any company holding investments or engaging in activities prohibited in the foregoing clauses; or

•	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our affiliates.
Conflict of Interest Policy
We have adopted policies to reduce potential conflicts of interest. In addition, our directors are subject to certain provisions of Maryland law that are designed to minimize conflicts. However, we cannot assure you that these policies or provisions of law will reduce or eliminate the influence of these conflicts.
Under our current conflict of interest policy, without the approval of a majority of our disinterested directors, we will not:
•	acquire from or sell to any of our officers, directors or employees, or any entity in which any of our officers, directors or employees has an interest of more than 5%, any assets or other property;

•	borrow from any of our directors, officers or employees, or any entity in which any of our officers, directors or employees has an interest of more than 5%; or

•	engage in any other transaction with any of our directors, officers or employees, or any entity in which any of our directors, officers or employees has an interest of more than 5% (except that our Adviser may lease office space in a building that we own, provided that the rental rate under the lease is determined by our independent directors to be at a fair market rate).

Consistent with the provisions of the Sarbanes-Oxley Act of 2002, we will not extend credit, or arrange for the extension of credit, to any of our officers or directors.
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
Our policy also prohibits us from purchasing any property owned by or co-investing with our Adviser, any of its affiliates or any business in which our Adviser or any of its affiliates have invested, except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as Gladstone Capital Corporation or Gladstone Investment Corporation and other entities advised by our Adviser, so long as that entity does not control the portfolio company. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek our stockholders’ approval.
Future Revisions in Policies and Strategies
Our independent directors review our investment policies at least annually to evaluate whether our policies are in the best interest of our stockholders. The methods of implementing our investment policies also may vary as new investment techniques are developed. The methods of implementing our investment procedures, objectives and policies, except as otherwise provided in our bylaws or articles of incorporation, may be altered by a majority of our directors (including a majority of our independent directors) without the approval of our stockholders, to the extent that our board of directors determines that such modification is in the best interest of our stockholders. Among other factors, developments in the market which affect the policies and strategies described in this report or which change our assessment of the market may cause our board of directors to revise our investment policies and strategies.
Our Adviser
Gladstone Management Corporation
Our business is managed by our Adviser, Gladstone Management Corporation. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We have entered into an advisory agreement with our Adviser under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our board of directors from time to time. Prior to entering into the advisory agreement with us, our Adviser conducted only limited operations and had not engaged in any real estate investing activities.

David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser. Terry Lee Brubaker, our president, secretary and chief operating officer and a member of our board of directors, also serves as president, secretary and chief operating officer of our Adviser. George Stelljes III, our executive vice president and chief investment officer, serves in the same capacities for our Adviser and is also a member of our Adviser’s board of directors. Harry Brill, our chief financial officer and treasurer, serves in the same capacities for our Adviser.
Our Adviser maintains an investment committee that approves each of our investments. This investment committee is comprised of Messrs. Gladstone, Brubaker and Stelljes. We believe that our Adviser’s investment committee review process gives us a unique competitive advantage over other commercial and industrial REITs because of the substantial experience and perspective that the members of our Adviser’s investment committee possess in evaluating the blend of corporate credit, real estate and lease terms that combine to provide an acceptable risk for our investments.
Our Adviser’s board of directors has empowered its investment committee to authorize and approve our investments, subject to the terms of the advisory agreement. Before we acquire any property, the transaction is reviewed by our Adviser’s investment committee to ensure that, in its view, the proposed transaction satisfies our investment criteria and is within our investment policies. Approval by our Adviser’s investment committee is generally the final step in the property acquisition approval process, although the separate approval of our board of directors is required in certain circumstances described below.
Our Adviser’s executive offices are located at 1521 Westbranch Drive, Suite 200, McLean, Virginia 22102.
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

Except as set forth below, each investment that we make is approved by our board of directors. Our board of directors has authorized our Adviser to make investments in any property on our behalf without the prior approval of our board if the following conditions are satisfied:
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
In addition to its duties under the advisory agreement, our Adviser and its affiliates engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser also serves as the external adviser to Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly traded business development companies affiliated with us, and Gladstone Land Corporation, a privately held company affiliated with David Gladstone, our chairman and chief executive officer. However, under the advisory agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The advisory agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the advisory agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us. Either we or our Adviser may assign or transfer the advisory agreement to a successor entity.
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
It is also contemplated that our stockholders may approve an amended and restated advisory agreement with our Adviser, in connection with the 2006 Annual Meeting of Stockholders. In the event that our stockholders approve the new advisory agreement, the existing agreement would be terminated upon the termination of our 2003 Equity Incentive Plan.
Payments to our Adviser Under the Advisory Agreement
The following sets forth the type and amounts payable to our Adviser in connection with its operation of our business. While we believe that these payments are no less favorable than we could have obtained from negotiating with an unaffiliated third party at arm’s-length, these payments have not been determined through arm’s-length bargaining.
Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, interest, tax preparation, directors and officers insurance, stock transfer services, shareholder related fees, consulting and related fees. During the years ended December 31, 2005 and 2004, and the period from February 14, 2003 (inception) through December 31, 2003, the total amount of these expenses that we incurred was approximately $4,024,000, $1,142,000 and $1,105,000 ($864,000 of which related to our initial public offering and was charged to additional paid-in capital, and the remainder of which related to direct expenses was charged to operating expenses), respectively. All of these charges were incurred directly by us rather than by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). In the event that any of these expenses are incurred on our behalf by our Adviser, we are required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the years ended December 31, 2005 and 2004, and during the period from inception (February 14, 2003) through December 31, 2003, we passed all such fees along to our tenants, and accordingly we did not incur any such fees during these periods. Accordingly, we did not make any reimbursements to our Adviser for these amounts. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time. We do not presently expect that our Adviser will incur any of these fees on our behalf.
We are also required to reimburse our Adviser for our pro rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. During the years ended December 31, 2005 and 2004, and during the period from inception (February 14, 2003) through December 31, 2003, these expenses were approximately $1,547,000, $903,000, and $222,000, respectively. The actual amount of payroll and benefits expenses which we will be required to reimburse to our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2006 this amount will be approximately $2.0 million. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe is likely to be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement to our Adviser for our share of its payroll and benefits expenses could be materially greater that we currently estimate.

We may also be required to reimburse our Adviser for our pro rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above (“overhead expenses”), equal to the total overhead expenses of our Adviser, multiplied by the ratio of hours worked by our Adviser’s employees on our projects to the total hours worked by our Adviser’s employees. However, we will only be required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimburse to our Adviser is less than 2.0% of our average invested assets for the year. Additionally, we will only be required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equal 2.0% of our average invested assets for the year. Our Adviser will bill us on a monthly basis for these amounts. Our Adviser is required to reimburse us annually for the amount by which amounts billed to and paid by us exceed this 2.0% limit during a given year. To the extent that overhead expenses payable or reimbursable by us exceed this limit and our independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient, we may reimburse our Adviser in future years for the full amount of the excess expenses, or any portion thereof, but only to the extent that the reimbursement would not cause our overhead expense reimbursements to exceed the 2.0% limitation in any year. During the years ended December 31, 2005 and 2004, and the period from February 14, 2003 (inception) through December 31, 2003, we reimbursed to our Adviser approximately $571,000, $285,000 and $95,000, respectively, of overhead expenses. The actual amount of overhead expenses for which we will be required to reimburse to our Adviser in the future is not determinable, but we currently estimate that, during the year ending December 31, 2006, this amount will be approximately $800,000.
On February 6, 2006, our board of directors voted to proceed with a proxy solicitation to stockholders in which the stockholders would consider a proposal to enter into a new advisory agreement with our Adviser, which would provide for a performance-based incentive structure, rather than the structure under the current advisory agreement which provides for a pass through of costs incurred by our Adviser in connection with the management of our operations. A preliminary proxy statement was filed with the Securities and Exchange Commission (“SEC”), on February 14, 2006 describing the new advisory agreement, and we intend to present this proposal to approve the terms of the new agreement to our stockholders at our 2006 Annual Meeting of Stockholders to be held on May 24, 2006.
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
The proposed advisory agreement, which is subject to stockholder approval at our 2006 Annual Meeting of Stockholders, would provide for a performance-based incentive structure as opposed to the current structure which provides for a pass through of costs incurred by our Adviser in connection with the management of our operations.
Other Transactions with our Adviser and its Affiliates
From time to time, we may enter into transactions with our Adviser or one or more of its affiliates. A majority of our independent directors and a majority of our directors not otherwise interested in a transaction with our Adviser must approve all such transactions with our Adviser or its affiliates.
It is our current policy that we will not purchase any property from or co-invest with our Adviser, any of its affiliates or any business in which our Adviser or any of its affiliates have invested except that we can lease properties to existing and prospective portfolio companies of entities advised by our Adviser so long as the portfolio company is not controlled by that entity, and that if we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek approval of this decision from our stockholders.
Employees
We do not have any employees. All of our personnel are directly employed by our Adviser, and as of December 31, 2005, our Adviser provided us with a total of 33 personnel that devote some amount of time to our matters.
Our Affiliates
All of our directors and executive officers are also affiliated with Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly held closed-end management investment companies, that have elected to be treated as business development companies under the Investment Company Act. Both Gladstone Capital and Gladstone Investment make loans to and investments in small and medium-sized businesses. They do not buy or lease real estate. Gladstone Capital and Gladstone Investment will not make loans to or investments in any company with which we have or intend to enter into a real estate lease or mortgage loan, except, we can make leases to existing and prospective portfolio companies of Gladstone Capital and Gladstone Investment (or other entities advised by our Adviser) so long as the portfolio company is not controlled by that entity. David Gladstone, our chairman and chief executive officer, also serves as chairman of Gladstone Land Corporation, a privately held corporation which invests primarily in agricultural real estate. To date, we have not co-invested with Gladstone Capital, Gladstone Investment, Gladstone Land or any other affiliated entity in any particular business, however, as noted above, we may in the future own real estate that is leased to tenants that may borrow funds from either Gladstone Capital or Gladstone Investment.
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

Item 1A. Risk Factors
We are a relatively new company with little operating history and may not be able to operate successfully.
We were incorporated in February 2003, and, as a result, we are subject to all of the business risks and uncertainties associated with any new business enterprise. Our failure to operate successfully or profitably or accomplish our investment objectives could have a material adverse effect on our ability to generate cash flow to make distributions to our stockholders, and the value of an investment in our securities may decline substantially or be reduced to zero.
We are not currently able to set a consistent distribution rate, and the distribution rate we fix in the future may have an adverse effect on the market price for our common stock.
Because we are relatively newly organized, we currently do not have the ability to predict with any certainty the amount of our future cash flows or our distribution rate. For the year ended December 31, 2005, we declared monthly distributions of $0.06 per share of common stock for the three months ended March 31, 2005, $0.08 per share of common stock for both the three months ended June 30, 2005 and September 30, 2005, and $0.10 per share of common stock for the three months ended December 31, 2005, or a total of $0.96 for the entire year. Our future distribution rate will depend entirely on the timing and amount of rent and mortgage payments from our investments. Our failure to make investments at acceptable rates of return could result in our fixing a distribution rate that is not competitive with alternative investments, which could adversely affect the market price of our common stock.
Highly leveraged tenants or borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.
Some of our tenants or borrowers may have been recently restructured using leverage or been acquired in a leveraged transaction. Tenants or borrowers that are subject to significant debt obligations may be unable to make their rent or mortgage payments if there are adverse changes to their businesses or economic conditions. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries. In situations where management of the tenant or borrower will change after a transaction, it may be difficult for our Adviser to determine with certainty the likelihood of the tenant’s or borrower’s business success and of its ability to pay rent or make mortgage payments throughout the lease or loan term. These companies generally are more vulnerable to adverse economic and business conditions, and increases in interest rates.
Leveraged tenants and borrowers are more susceptible to bankruptcy than unleveraged tenants. Bankruptcy of a tenant or borrower could cause:
•	the loss of lease or mortgage payments to us;

•	an increase in the costs we incur to carry the property occupied by such tenant;

•	a reduction in the value of our securities; or

•	a decrease in distributions to our stockholders.
Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If a bankrupt tenant terminates a lease with us, any claim we might have for breach of the lease (excluding a claim against collateral securing the claim) will be treated as a general unsecured claim. Our claim would likely be capped at the amount the tenant owed us for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could re-characterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor.
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
Since most of our properties are occupied by a single tenant, the success of our investments will be materially dependent on the financial stability of these tenants. Lease payment defaults by these tenants could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.
Our business strategy relies heavily on external financing, which may expose us to risks associated with leverage such as restrictions on additional borrowing and payment of distributions, risks associated with balloon payments, and risk of loss of our equity upon foreclosure.
Our current business strategy contemplates the use of leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. If the income generated by our properties and other assets fails to cover our debt service, we could be forced to reduce or eliminate distributions to our stockholders and may experience losses. We may borrow on a secured or unsecured basis. Neither our articles of incorporation nor our bylaws impose any limitation on borrowing on us. Our board of directors has adopted a policy that our aggregate borrowing will not result in a total debt to total equity ratio greater than 2 to 1. This coverage ratio means that, for each dollar of equity we have, we can incur up to two dollars of debt. Our board of directors may change this policy at any time, however, our existing line of credit agreement only permits aggregate borrowings that will result in a total debt to equity ratio of not greater than 1.5 to 1.
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
Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders.
We intend to acquire additional properties by using our $60 million short-term line of credit established in February, 2005, as amended in July of 2005 and by continuing to seek long-term financing, where we will borrow all or a portion of the purchase price of a potential acquisition and securing the loan with a mortgage on some or all of our existing real property. To date we have obtained approximately $62 million in long-term financing, which we have used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.
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
We compete for the acquisition of properties with many other entities engaged in real estate investment activities, including financial institutions, institutional pension funds, other REITs, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for real estate. Our competitors may have greater resources than we do, and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on your investment. Increased competition for properties may also preclude us from acquiring properties that would generate attractive returns to us.
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

     departure of key executive officers.
We may not have funding for future tenant improvements.
When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. We cannot assure you that we will have sufficient sources of funding available to us for such purposes in the future.
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
Our real estate portfolio is concentrated in a limited number of properties, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.
At February 28, 2006, we owned 33 properties and held two mortgage loans. To the extent we are able to leverage such investments, we will acquire additional properties with the proceeds of borrowings, subject to our debt policy. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or mortgage loans or a significant decline in the value of any property. In addition, while we do not intend to invest 20% or more of our total assets in a particular property at the time of investment, it is possible that, as the values of our properties change, one property may comprise in excess of 20% of the value of our total assets. Lack of diversification will increase the potential that a single under-performing investment could have a material adverse effect on our cash flow and the price we could realize from the sale of our properties.
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
We obtain environmental site assessments (ESAs) on all of our properties at the time of acquisition. The ESAs are intended to identify potential environmental contamination. The ESAs include a historical review of the property, a review of certain public records, a preliminary investigation of the site and surrounding properties, screening for the presence of hazardous substances and underground storage tanks, and the preparation and issuance of a written report.
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
We expect a large portion of our rental income to come from net leases and, net leases frequently provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Further, net leases are typically for longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than it would otherwise be if we did not engage in net leases.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. We currently have two variable rate loans, certain of our leases contain escalations based on market interest rates, and the interest rate on our existing line of credit is variable. We mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments. A significant change in interest rates could have an adverse impact on the results of our operations.
We may seek to mitigate our exposure to changing interest rates by using interest rate hedging arrangements such as interest rate swaps and caps. These derivative instruments involve risk and may not be effective in reducing our exposure to interest rate changes. Risks inherent in derivative instruments include the risk that counter-parties to derivative contracts may be unable to perform their obligations, the risk that interest rates move in a direction contrary to, or move slower than the period contemplated by, the direction or time period that the derivative instrument is designed to cover, and the risk that the terms of such instrument will not be legally enforceable. While we intend to design our hedging strategies to protect against movements in interest rates, derivative instruments that we are likely to use may also involve immediate costs, which could reduce our cash available for distribution to our stockholders. Likewise, ineffective hedges, as well as the occurrence of any of the risks inherent in derivatives, could adversely affect our reported operating results or reduce your overall investment returns. To date we have not entered into any derivative contracts, however certain of our mortgage loans and properties have embedded derivatives in the form of interest rate floors and ceilings. Our Adviser and our board of directors will review each of our derivative contracts we enter into and periodically evaluate their effectiveness against their stated purposes.
Foreign currency fluctuations may adversely affect our results of operations.
We have purchased two properties in Canada, and the monthly rental payments on these properties are received in Canadian dollars. In an effort to mitigate the risk of foreign currency rate fluctuations, we have secured loans on the real estate properties in which the mortgage payments are denominated in Canadian dollars. While we have attempted to minimize the exchange rate risk, we are still exposed to fluctuations in the exchange rate, as we have to convert the payments into US dollars at each transaction date and value the cash, deferred rent asset, and mortgage notes related to the Canadian properties for the exchange rate at each balance sheet date.
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
Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our advisory agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including Gladstone Capital Corporation, Gladstone Investment Corporation, and Gladstone Land Corporation, an entity affiliated with our chairman David Gladstone. Moreover, all of our officers and directors are also officers and directors of Gladstone Capital Corporation and Gladstone Investment Corporation, which actively make loans to and invest in small and medium-sized companies. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and with Gladstone Capital and Gladstone Investment, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Investment, Gladstone Land and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:

•	our Adviser may realize substantial compensation on account of its activities on our behalf;

•	we may experience competition with our affiliates for financing transactions; and

•	our Adviser may earn fee income from our borrowers or tenants; and

•	our Adviser and other affiliates such as Gladstone Capital, Gladstone Investment and Gladstone Land could compete for the time and services of our officers and directors.
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
We are dependent upon our key management personnel for our future success, particularly David Gladstone, Terry Lee Brubaker and George Stelljes III.
We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, Terry Lee Brubaker, our president and chief operating officer, and George Stelljes III, our executive vice president and chief investment officer, all of whom are subject to an employment agreement with our Advisor. The departure of any of our executive officers or key employees could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our recovery and our stockholders’ recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are deliberately dishonest or engage in intentionally wrongful, willful or malicious acts. As a result, we and our stockholders may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce their and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases.

The limit on the number of shares of our capital stock a person may own may discourage a takeover.
Primarily to facilitate maintenance of our qualification as a REIT, our articles of incorporation prohibit ownership of more than 9.8% of the outstanding shares of our capital stock by one person. This restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.
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
Our board of directors is divided into three classes, with the term of the directors in each class expiring every third year. At each annual meeting of stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. After election, a director may only be removed by our stockholders for cause. Election of directors for staggered terms with limited rights to remove directors makes it more difficult for a hostile bidder to acquire control of us. The existence of this provision may negatively impact the price of our securities and may discourage third-party bids to acquire our securities. This provision may reduce any premiums paid to stockholders in a change in control transaction.
We may not qualify as a REIT for federal income tax purposes, which would subject us to federal income tax on our taxable income at regular corporate rates, thereby reducing the amount of funds available for paying distributions to our stockholders.
We have historically operated and intend to continue to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. Our qualification as a REIT depends on our ability to meet various requirements set forth in the Internal Revenue Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is also possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke our REIT election, which it may do without stockholder approval.
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
In addition, if we fail to qualify as a REIT, all distributions to stockholders would be subject to tax to the extent of our current and accumulated earnings and profits, provided that the federal income tax rate on the taxable portion of such distributions is limited to 15% through 2008. If we were taxed as a regular corporation, corporate distributees might be eligible for the dividends received deduction , but we would not be required to make distributions to stockholders.
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
An IRS determination that we do not qualify as a REIT would deprive our stockholders of the tax benefits of our REIT status only if the IRS determination is upheld in court or otherwise becomes final. To the extent that we challenge an IRS determination that we do not qualify as a REIT, we may incur legal expenses that would reduce our funds available for distribution to our stockholders.
As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock.

Failure to make required distributions or to satisfy certain income requirements would subject us to tax.
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
In addition, each year at least 95% of our gross income must be derived from passive sources in real estate and securities, and at least 75% of our gross income must be derived from real estate sources. Beginning in 2005, if we fail to satisfy either of these gross income tests, but nonetheless continue to qualify as a REIT because we meet certain other requirements, we will incur a tax of up to 100% on the greater of the excess of 95% of our gross income over the amount of our qualifying income, or the excess of 75% of our gross income over the amount of our qualifying income.
We intend to pay out our income to our stockholders in a manner intended to satisfy the distribution requirement applicable to REITs and to satisfy the foregoing gross income tests and, thus, avoid corporate income taxes and the 4% excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. In the future, we may borrow funds to pay distributions to our stockholders and the limited partners of our Operating Partnership. Any funds that we borrow would subject us to interest rate and other market risks.
The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status.
The IRS may take the position that specific sale-leaseback transactions we are treating as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the asset or income tests required for REIT qualification and consequently lose our REIT status effective with the year of recharacterization. In addition, the amount of our REIT taxable income could be recalculated which could cause us to fail the distribution test for REIT qualification.
In order to maintain our REIT status, we may be forced to forego attractive investment opportunities, thereby hindering or delaying our meeting our investment objectives and potentially lowering returns to our stockholders.
The satisfaction of REIT qualification standards is an ongoing process and requires continuous monitoring of, among other things, the sources of our income, the nature of our assets and the amounts we distribute to our stockholders. We may, for example, be required to make distributions to stockholders at times when it would be more advantageous to invest in new business opportunities or when we do not have funds readily available for distribution. Our continuing compliance with the requirements for REIT qualification may, therefore, hinder our ability to operate solely in the interest of maximizing our profits.

Legislative or regulatory action could adversely affect investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments in REIT shares. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our properties.
There are special considerations for pension or profit-sharing trusts, Keogh Plans or individual retirement accounts whose assets are being invested in our common stock.
If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh or other retirement plan, IRA or benefit plan in us, you should consider:
•	whether your investment is made in accordance with the documents governing the plan or IRA, including the plan’s investment policies;

•	whether your investment is consistent with the applicable provisions of the Employee Retirement Income Security Act (ERISA) or the Internal Revenue Code governing standards of prudence and diversification of the plan’s or IRA’s investments;

•	Whether your investment will impair the liquidity of the plan or IRA;

•	whether your investment will produce unrelated business taxable income, referred to as UBTI, to the plan or IRA; and

•	your need to value the assets of the benefit plan or IRA annually.
A failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and/or criminal penalties and can also subject the plan’s or IRA’s fiduciary to certain equitable remedies. In addition, while we do not believe under current ERISA law and regulations that our assets would be treated as “plan assets” for purposes of ERISA, if our assets were considered to be plan assets, the management of our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with our Adviser and its affiliates could be considered “prohibited transactions” which could cause a plan’s fiduciary, us, our Adviser and its affiliates to be subject to liabilities and excise taxes. In addition, our officers and directors, our Adviser and its affiliates could be deemed to be fiduciaries under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies, in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your benefit plan, shares should not be purchased.
If our Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income may be subject to taxation.
We intend to maintain the status of our Operating Partnership as a partnership for federal income tax purposes. As we currently hold all of the ownership interests in our Operating Partnership, it is currently disregarded for income tax purposes. We intend that it will qualify as a partnership for income tax purposes upon the admission of additional partners. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This could also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.
The market price and trading volume of our securities may be volatile.
The market price of our common and preferred stock may be highly volatile and subject to wide fluctuations and the trading volume in our common and preferred stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our securities include:
•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•	significant volatility in the market price and trading volume of shares of REITs, real estate companies or other companies in our sector, which is not necessarily related to the performance of those companies;

•	price and volume fluctuations in the stock market as a result of terrorist attacks, or speculation regarding future terrorist attacks, in the United States or abroad;

•	price and volume fluctuations in the stock market as a result of involvement of the United States in armed hostilities, or uncertainty regarding United States involvement in such activities;

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or the publication of research reports about us or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our shares of securities to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to our anticipated level of debt or any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	changes in regulatory policies or tax guidelines, particularly with respect to REITs;

•	loss of REIT status for federal income tax purposes;

•	loss of a major funding source; and

•	general market and economic conditions;

Shares of common stock eligible for future sale may have adverse effects on our share price.
We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock (including shares of common stock issuable upon the conversion of units of our operating partnership that we may issue from time to time; the issuance of up to 930,000 shares reserved for issuance upon the exercise of options that have been or may be granted under our 2003 Equity Incentive Plan), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.
If our stockholders approve the proposed amended and restated advisory agreement with our Adviser, it is likely that a significant number of shares of stock issuable upon exercise of stock options, will be sold in the public market, which could have an adverse impact on the price of our common stock.
If our stockholders approve the proposed amended and restated advisory agreement, we currently intend to terminate our 2003 Equity Incentive Plan. Additionally, we do not intend to implement the amended and restated advisory agreement until all outstanding options under the 2003 Equity Incentive Plan are terminated or exercised. Therefore, if our stockholders approve the amended and restated advisory agreement, we plan to seek agreement from all holders of these options to exercise or terminate their outstanding options within a limited period of time. In connection with seeking such agreements from our option holders, we may also accelerate the vesting of all outstanding unvested stock options. We also intend to file a registration statement on Form S-8 covering the issuance of shares upon exercise of these options. As a result of these events, if our stockholders approve the amended and restated advisory agreement, a significant number of the shares currently issuable upon exercise of outstanding options will become eligible for sale in the public market on or about the same time. The sale of a substantial number of such shares, or even the availability of such shares for sale, could have a material adverse effect on the price of our common stock.
If our stockholders approve the proposed amended and restated advisory agreement with our Adviser, it could have a material adverse effect on our results of operations.
Under our current advisory agreement with our Adviser, we are responsible for all of the expenses that our Adviser incurs for our benefit on a pass-through basis. Under the terms of our proposed amended and restated advisory agreement with our Adviser, we would be required to pay our Adviser an annual base management fee equal to 2% of our stockholders’ equity (less the recorded value of preferred stock, and adjusted to exclude the effect of any unrealized gains losses or other items that do not affect realized net income). The proposed agreement also provides for an incentive fee that we would be required to pay to our Adviser if our performance reaches certain benchmarks. Additionally, if the new advisory agreement is implemented, we will also implement an administration agreement with Gladstone Administration, LLC, which would require us to reimburse Gladstone Administration for our allocable portion of its overhead expenses, including rent, and our allocable portion of the salaries and benefits expenses of our chief financial officer, treasurer, chief compliance officer and controller and their respective staffs.
While we expect that the base management fee and payments under the administration agreement collectively would approximate the level of payments that we have historically made to our Adviser under our existing advisory agreement, we believe that, if our performance reaches the performance benchmarks set forth in the proposed agreement, the incentive fees provided for under the proposed agreement will likely have the effect of increasing our total operating expenses. The incentive fee compensation to our Adviser is intended to replace our existing equity incentive plan, and we do not intend to implement the proposed agreement, even if approved by stockholders, until all outstanding options have been either exercised or terminated. We believe that our stockholders will experience benefits as a result of the termination of the equity incentive plan and the elimination of outstanding options, including the removal of the dilutive effects of the options and the avoidance of non-cash charges related to stock options under recently adopted accounting rules. Nevertheless, the benefits experienced by our stockholders as a result of the termination of our equity incentive plan may be outweighed by the additional payments that we incur under the proposed agreement, which could have a material adverse impact on our results of operations and reduce the cash available to make distributions to our stockholders.
An increase in market interest rates may have an adverse effect on the market price of our securities.
One of the factors that investors may consider in deciding whether to buy or sell our common stock or preferred stock is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution yield on our securities or seek securities paying higher dividends or interest. The market price of our securities likely will be based primarily on the earnings that we derive from rental income with respect to our properties, interest earned on our mortgage loans and our related distributions to stockholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our securities, and such effects could be significant. For instance, if interest rates rise without a corresponding increase in our distribution rate, the market price of our common stock could decrease because potential investors may require a higher distribution yield on our common stock as market rates on interest-bearing securities, such as bonds, rise. Additionally, because our Series A Preferred Stock is entitled to receive dividends at a fixed rate, any increase in interest rates is likely to result in a decrease in the market price of our Series A Preferred Stock.
Available Information
Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneCommercial.com and on the SEC’s website at www.sec.gov. A request for any of these reports may also be submitted to us by writing: Corporate Secretary, Gladstone Commercial Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2005, we owned 30 properties of which the details are outlined in the table below:

						Total Annualized	Total Annualized
					Total Rental Revenue	Rental Revenue for	Rental Revenue
	Year Built/		Rentable		for Year Ended	Year Ended December	per Occupied	Year of Lease
Property	Improvements	Date of Purchase	Square Feet	Occupancy	December 31, 2005	31, 2005 (1)	Square Foot (2)	Expiration
208 South Rogers Lane (Raleigh NC)	1997	12/23/2003	58,926	100%	$558,505	558,505	$9.48	2010
3874 Highland Park NW (Canton, OH)	1994	1/30/2004	54,018	100%	344,108	344,108	$6.37	2014
260 Springside Drive (Akron, OH)	1968/1999	4/29/2004	83,891	100%	1,077,943	1,077,943	$12.85	2009/2015 (3)
5815 Westpark Drive (Charlotte, NC)	1984/1995	6/30/2004	64,500	100%	914,050	914,050	$14.17	2019
171 Great Oak Drive (Canton, NC)	1998	7/06/2004	228,000	100%	600,145	600,145	$2.63	2024
Rt. 219, Tax Parcel No. 33-251-0246, (Snyder Township, PA)	1991	8/05/2004	290,000	100%	870,000	870,000	$3.00	2014
9698 Old US Hwy. 52 (Lexington, NC)	1986	8/05/2004	154,000	100%	397,324	397,324	$2.58	2014
9100 Highway 290 East (Austin, TX)	2001	9/16/2004	51,933	100%	751,333	751,333	$14.47	2015
3701 E. Virginia Beach Blvd (Norfolk, VA)	1967	10/15/2004	25,797	100%	103,501	103,501	$4.01	2021
13 Industrial Park Drive (Mt. Pocono, PA)	1995-1999	10/15/2004	223,275	100%	628,904	628,904	$2.82	2021
855 Industriel Blvd (Granby, QC)	1970/1981	10/15/2004	99,981	100%	380,125	380,125	$3.80	2021
290 Guthrie Avenue (Montreal, QC)	1987	10/15/2004	42,490	100%	203,705	203,705	$4.79	2021
6550 First Park Ten Boulevard (San Antonio, TX)	1999	2/10/2005	60,245	100%	684,078	781,803	$12.98	2014
4630 Journal Street (Columbus, OH)	1995	2/10/2005	39,000	100%	270,931	309,635	$7.94	2015
199 Sing Sing Road (Big Flats, NY)	2001	4/15/2005	120,000	100%	456,412	644,346	$5.37	2013
2525 North Woodlawn Avenue (Wichita, KS)	2000	5/18/2005	69,287	100%	677,276	1,083,642	$15.64	2012
725 & 737 Great Southwest Pkwy (Arlington, TX)	1966	5/26/2005	64,000	100%	302,338	518,294	$8.10	2013
4032 Linden Avenue (Dayton, OH)	1956	6/30/2005	59,894	100%	137,864	275,728	$4.60	2018
81 Corbett Way (Eatontown, NJ)	1991	7/07/2005	30,268	100%	253,592	507,184	$16.76	2011
17 & 20 Veronica Avenue (Franklin Township, NJ)	1978	7/11/2005	183,000	100%	378,258	825,290	$4.51	2020
150 & 170 Ridgeview Center Drive (Duncan, SC)	1984/2001	7/14/2005	278,020	100%	943,614	2,058,794	$7.41	2011
5656 Campus Parkway (St Louis, MO)	1977	8/05/2005	51,155	100%	115,716	277,718	$5.43	2012
914 Wohlert Street (Angola, IN)	1982	9/02/2005	52,080	100%	36,416	109,248	$2.10	2020
800 Growth Parkway (Angola, IN)	1998	9/02/2005	50,000	100%	36,416	109,248	$2.18	2020
802 East 11th Street (Rock Falls, IL)	1988	9/02/2005	52,000	100%	36,416	109,248	$2.10	2020
2 Opportunity Way (Newburyport, MA)	1994	10/17/2005	70,598	100%	143,962	691,018	$9.79	2012
255 Spring Street (Clintonville, WI)	1992	10/31/2005	291,142	100%	97,175	583,050	$2.00	2020
5700 Lee Road (Maple Heights, OH)	1974	12/21/2005	347,218	100%	34,004	816,096	$2.35	2015
7545 Midlothian Turnpike (Richmond, VA)	1972	12/30/2005	42,213	100%	1,861	319,029	$7.56	2010
3930 Sunforest Court (Toledo, OH)	1979	12/30/2005	23,368	100%	1,759	301,543	$12.90	2010

Totals			3,260,299		$11,437,731	$17,150,557

(1)	The amounts represented in total annualized rental revenue for year ended December 31, 2005 have been calculated by taking the 2005 base rent and annualizing the partial-year results for properties acquired during 2005. Total annualized rental revenue is a non-GAAP financial measure, that management believes is useful to the readers of this table so they are able to calculate the total annualized rental revenue per square foot.

(2)	The amounts represented in this column were calculated by taking the total annualized revenue and dividing by the total rentable square feet.

(3)	Two tenants occupy this building, each with separate leases ending in different years.

Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is traded on the Nasdaq National Market under the symbol “GOOD.” We completed our initial public offering in August 2003 at a price of $15 per share. Prior to such date there was no public market for our common stock.
The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq National Market and the distributions per share for the years ended December 31, 2005 and 2004. As of the dividend declared for the first quarter of 2005, dividends were declared quarterly, and paid monthly. Amounts presented for 2005 represent the cumulative amount of the dividends declared for the months composing such quarter.

			Distributions
			Declared Per
Quarter Ended	High	Low	Share
3/31/2004	$17.15	$16.58	$0.12
6/30/2004	$17.10	$15.91	$0.12
9/30/2004	$16.96	$15.57	$0.12
12/31/2004	$17.28	$16.10	$0.12
3/31/2005	$17.18	$16.30	$0.18
6/30/2005	$16.55	$15.16	$0.24
9/30/2005	$17.17	$15.72	$0.24
12/31/2005	$16.94	$15.98	$0.30
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
As of February 17, 2006, there were approximately 7,126 beneficial owners of our common stock.

Item 6. Selected Financial Data
The following selected financial data for the years ended December 31, 2005 and 2004 and for the period from February 14, 2003 (inception) through December 31, 2003 is derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

					Period February 14,
					2003 (inception)
	Year ended		Year ended		through
	December 31, 2005		December 31, 2004		December 31, 2003
Operating Data:
Total operating revenue	$13,465,334		$4,312,402		$12,180
Total operating expenses	(7,345,013)		(3,303,133)		(557,148)
Other income (expense)	(2,299,819)		614,659		304,097

Income before realized and unrealized losses	3,820,502		1,623,928		(240,871)
Realized and unrealized loss from foreign currency	(218,557)		—		—

Net income (loss)	3,601,945		1,623,928		(240,871)

Share and Per Share Data:
Basic net income (loss)	$0.47		$0.21		$(0.07)
Diluted net income (loss)	$0.47		$0.21		$(0.07)
Cash dividends declared per common share	$0.96		$0.48		$0.01
Weighted average shares outstanding-basic	7,670,219		7,649,855		3,229,119
Weighted average shares outstanding-diluted	7,723,220		7,708,534		3,229,119

Supplemental Data:
Net income (loss)	$3,601,945		$1,623,928		$(240,871)
Real estate depreciation and amortization	3,651,119		973,345		5,827

Funds from operations (1)	7,253,064		2,597,273		(235,044)

Ratio of Earnings to Fixed Charges	2.5	x	64.5	x	- (1)

Balance Sheet Data:
Real estate, before accumulated depreciation	$165,043,640		$61,251,455		$5,440,772
Total assets	$207,046,954		$105,585,094		$105,061,370
Total long-term obligations	$105,118,961		$—		$—
Total stockholders’ equity	$98,948,536		$102,692,693		$104,750,655
Total common shares outstanding	7,672,000		7,667,000		7,642,000

(1)	Note for the period February 14, 2003 through December 31, 2003 earnings, as defined, were insufficent to cover fixed charges by $240,871.
(1) Funds from Operations (“FFO”) was developed by The National Association of Real Estate Investment Trusts (“NAREIT”), as a relative non-GAAP (Generally Accepted Accounting Principles in the United States) supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income (loss)), and should not be considered an alternative to either net income (loss) as an indication of our performance or to cash flow from operations as a measure of liquidity or ability to make distributions. Comparison of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. For a more detailed description of FFO, including a reconciliation of FFO to net income and the reasons why we believe that the presentation of FFO provides useful information to our stockholders, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
Overview
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies. many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years, with built in rental increases built. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At December 31, 2005, we owned 30 properties and had two mortgage loans. We have also acquired 3 properties subsequent to December 31, 2005. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or mortgage financing in an effort to build our portfolio.
We conduct substantially all of our activities, including ownership of all of our properties, through Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003, which we refer to as our “Operating Partnership.” We control our Operating Partnership through our ownership of GCLP Business Trust II, a Massachusetts business trust, which is the general partner of our Operating Partnership, and through our ownership of GCLP Business Trust I, a Massachusetts business trust, which holds all of the limited partnership units of our Operating Partnership. We expect that our Operating Partnership may issue limited partnership units from time to time in exchange for industrial and commercial real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the realization of gains until they redeem the limited partnership units. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time. Whenever we issue common stock for cash, we are obligated to contribute the net proceeds we receive from the sale of the stock to our Operating Partnership and our Operating Partnership is, in turn, obligated to issue an equivalent number of limited partnership units to us. Our Operating Partnership will distribute the income it generates from its operations to its partners, including GCLP Business Trust I and GCLP Business Trust II, both of which are beneficially owned by us, on a pro rata basis. We will, in turn, distribute the amounts we receive from our Operating Partnership to our stockholders in the form of monthly cash distributions. We have historically operated, and intend to continue to operate, so as to qualify as a REIT for federal tax purposes, thereby generally avoiding federal income taxes on the distributions we make to our stockholders.
Gladstone Management Corporation, a registered investment adviser and an affiliate of ours, serves as our external adviser (our “Adviser”). Our Adviser is responsible for managing our business on a day-to-day basis and for identifying and making acquisitions and dispositions that it believes meets our investment criteria.
Recent Events
Investments
On February 10, 2005, we acquired a 60,245 square foot flexible office building in San Antonio, Texas for approximately $9.0 million, including transaction costs, which was funded using a portion of the net proceeds from our initial public offering. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The lease provides for annual rents of approximately $753,000 in 2006, with prescribed escalations thereafter.
On February 10, 2005, we acquired a 39,000 square foot industrial building in Columbus, Ohio for approximately $3.4 million, including transaction costs, which was funded using a portion of the net proceeds from our initial public offering . At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately ten years at the time of assignment. The lease provides for annual rents of approximately $318,000 in 2006, with prescribed escalations thereafter.
On April 15, 2005, we acquired a 120,000 square foot industrial building in Big Flats, New York for approximately $7.1 million, including transaction costs, which was funded using a portion of the net proceeds from our initial public offering. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment. The lease provides for annual rents of approximately $616,000 in 2006, with prescribed escalations thereafter
On April 15, 2005, we extended a mortgage loan in the amount of $10.0 million on an office building in McLean, Virginia, where our Adviser is a subtenant in the building. The loan was funded using a portion of the net proceeds from our initial public offering. This 12 year mortgage loan, collateralized by the McLean property, accrues interest at the greater of 7.5% per year or the one month LIBOR rate plus 6.0% per year, with a ceiling of 10.0% per year. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing in the tenth year of the loan. The balance of the principal and all interest remaining is due at the end of the 12 year term.
On May 18, 2005, we acquired the leasehold interest in a 69,287 square foot office building in Wichita, Kansas for approximately $13.4 million, including transaction costs, which was funded using borrowings from our line of credit and proceeds we received from a long-term mortgage on the Canton, North Carolina property. Under the terms of the leasehold interest, we have a capital lease with the City of Wichita because of a bargain purchase option contained within the lease that gives us the right to purchase the land and building for $1,000. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.3 million in 2006, with prescribed escalations thereafter.
On May 26, 2005, we acquired a 64,000 square foot warehouse and bakery in Arlington, Texas for approximately $5.3 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $521,000 in 2006, with prescribed escalations thereafter.
On June 30, 2005, we acquired a 59,894 square foot office building in Dayton, Ohio for approximately $2.7 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately thirteen years at the time of assignment. The tenant also has the ability to terminate the lease in eight years with nine months notice to us prior to the effective date of termination. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $240,000 in 2006, with prescribed escalations thereafter.
On July 7, 2005, we acquired a 30,268 square foot office building in Eatontown, New Jersey for approximately $5.6 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $507,000 in 2006, with prescribed escalations thereafter.
On July 11, 2005, we acquired a 183,000 square foot office and warehouse building in Franklin Township, New Jersey for approximately $8.2 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we extended a fifteen year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease also has a provision whereby the tenant may purchase the property from us on or around the eleventh anniversary of the purchase date for $9.1 million. The lease provides for annual rents of approximately $809,000 in 2006, with prescribed escalations thereafter.
On July 14, 2005, we acquired a 278,020 square foot office and manufacturing building in Duncan, South Carolina for approximately $19.2 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.9 million in 2006, with prescribed escalations thereafter.
On August 5, 2005, we acquired a 51,155 square foot office and warehouse building in Hazelwood, Missouri for approximately $3.2 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The lease provides for annual rents of approximately $277,000 in 2006, with prescribed escalations thereafter.
On September 2, 2005, we acquired three separate properties from a single seller: a 52,080 square foot industrial building in Angola, Indiana; a 50,000 square foot industrial building located in Angola, Indiana; and a 52,000 square foot industrial building located in Rock Falls, Illinois. These three properties were acquired for an aggregate cost to us of approximately $3.2 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we extended a fifteen year triple net lease with the tenant of each building. The lease provides for annual rents of approximately $281,000 in 2006, with prescribed escalations thereafter.
On October 17, 2005, we acquired a 70,598 square foot industrial building in Newburyport, Massachusetts for approximately $7.8 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The tenant also has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $669,000 in 2006, with prescribed escalations thereafter.
On October 31, 2005, we acquired a 291,142 square foot industrial manufacturing facility in Clintonville, Wisconsin for approximately $5.3 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we extended a fifteen year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $500,000 in 2006, with prescribed escalations thereafter.
On December 21, 2005, we acquired a 347,218 square foot industrial facility in Maple Heights, Ohio for approximately $13.6 million, including transaction costs, which was funded using proceeds from the financing of three of our properties on December 21, 2005. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately ten years at the time of assignment, and the tenant has two options to extend the lease for additional periods of ten years each. The lease provides for annual rents of approximately $1.1 million in 2006, with prescribed escalations thereafter.

On December 30, 2005, we acquired a 23,368 square foot medical office facility in Toledo, Ohio for approximately $3.6 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately five years at the time of assignment, and the tenant has one option to extend the lease for additional period of five years. The lease provides for annual rents of approximately $327,000 in 2006, with prescribed escalations thereafter.
On December 30, 2005, we acquired a 42,213 square foot office facility in Richmond, Virginia for approximately $6.3 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately five years at the time of assignment. The lease provides for annual rents of approximately $793,000 in 2006, with prescribed escalations thereafter.
On February 15, 2006, we acquired a 150,000 square foot industrial facility in South Hadley, Massachusetts for approximately $3.5 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately four years at the time of assignment, and the tenant has one option to extend the lease for additional period of five years. The lease provides for annual rents of approximately $353,000 in 2007, with prescribed escalations thereafter.
On February 21, 2006, we acquired four office buildings located in the same business park in Champaign, Illinois, from a single seller totaling 108,262 square feet. We acquired the four properties for approximately $15.1 million, including transaction costs, which was funded by a combination of borrowings from our line of credit, and the assumption of approximately $10.0 million of financing on the property. At closing, we were assigned the previously existing triple net leases with the sole tenant, which had remaining terms ranging from five to six years at the time of assignment, and the tenant has options to extend each lease for additional periods of three years each. The leases provide for annual rents of approximately $1.3 million in 2007.
On February 21, 2006, we acquired a 359,540 square foot office building in Roseville, Minnesota for approximately $29.7 million, including transaction costs, which was funded by a combination of borrowings from our line of credit, and the assumption of approximately $20.0 million of financing on the property. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment, and the tenant has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $2.4 million in 2007, with prescribed escalations thereafter.
Mortgage Loans
On March 16, 2005, we borrowed approximately $3.2 million pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in our Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a 25 year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. We may repay this note at any time after September 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however we expect to repay the note in full prior to the anticipated repayment date. We used the proceeds from the note to acquire additional investments for our portfolio. The outstanding balance on the note at December 31, 2005 was approximately $3.1 million.
On July 19, 2005, we, through wholly-owned subsidiaries, entered into two separate long-term notes payable with the RBC Life Insurance Company, which are collateralized by our Canadian Properties. We borrowed $2.1 million in Canadian dollars, which translated to approximately $1.7 million in US dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Montreal, Quebec property. We borrowed an additional $3.4 million in Canadian dollars, which translated to approximately $2.8 million in US dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Granby, Quebec property. These notes both accrue interest at an interest rate of 5.22% per year. Monthly payments on the notes are based upon a 25 year term, with both principal and interest being paid each month. The notes mature on August 1, 2015, and we do not have the right to prepay the principal amount prior to the maturity date on either note. We used the proceeds from the notes to pay down our line of credit. The outstanding balance on the notes at December 31, 2005 was approximately $4.6 million.
On August 25, 2005, we borrowed, through wholly-owned subsidiaries, approximately $21.8 million pursuant to a long-term note payable from Bank of America, N.A., which is collateralized by security interests in our Charlotte, North Carolina property and our Duncan, South Carolina property of approximately $7.1 million and $14.7 million, respectively. The note accrues interest at a rate of 5.331% per year. We may repay this note at any time after June 1, 2015 and not be subject to a prepayment penalty. The note matures on September 1, 2015. We used the proceeds from the note to pay down our line of credit. The outstanding balance on the note at December 31, 2005 was approximately $21.8 million.
On September 12, 2005, we borrowed, through wholly-owned subsidiaries, approximately $12.6 million pursuant to a long-term note payable from JP Morgan Chase Bank, N.A., which is collateralized by security interests in our Akron, Ohio property, our Canton, Ohio property, and our Dayton, Ohio property of approximately $7.6 million, $3.0 million, and $2.0 million, respectively. The note accrues interest at a rate of 5.21% per year. We used the proceeds from the note to pay down our line of credit. The outstanding balance on the note at December 31, 2005 was approximately $12.6 million.
On December 21, 2005, we borrowed, through wholly-owned subsidiaries, approximately $19.5 million pursuant to a long-term note payable from Countrywide Commercial Real Estate Finance, Inc, which is collateralized by security interests in our Columbus, Ohio property, our Maple Heights, Ohio property, and our Snyder Township, Pennsylvania property for $2.8 million, $10.9 million and $5.8 million, respectively. The note accrues interest at a rate of 5.7107% per year. We used the proceeds from the note to acquire our Maple Heights, Ohio property and to pay down our line of credit. The outstanding balance on the note at December 31, 2005 was approximately $19.5 million.
On February 21, 2006, we assumed approximately $10.0 million pursuant to a long-term note payable from Wells Fargo Bank, National Association, in connection with our acquisition, on the same date, of a property located in Champaign, Illinois. The note accrues interest at a rate of 5.91% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a prepayment penalty. The note matures on December 1, 2013.
On February 21, 2006, we assumed approximately $20.0 million pursuant to a long-term note payable from Greenwich Capital Financial Products, Inc, in connection with our acquisition, on the same date, of a property located in Roseville, Minnesota. The note accrues interest at a rate of 5.20% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a prepayment penalty. The note matures on June 1, 2014.
Restructuring
On December 28, 2005, we established GCLP Business Trust I and GCLP Business Trust II, each a business trust formed under the laws of the Commonwealth of Massachusetts. On December 31, 2005, we transferred our 99% limited partnership interest in our Operating Partnership to GCLP Business Trust I in exchange for 100 trust shares. Also on December 31, 2005, Gladstone Commercial Partners, LLC transferred its 1% general partnership interest in our Operating Partnership to GCLP Business Trust II in exchange for 100 trust shares.

Preferred Stock Financing
On January 18, 2006, we completed a public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.8 million and the net proceeds were used to repay outstanding indebtedness under our line of credit. The preferred stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities. The closing of the offering took place on January 26, 2006, and the stock is traded on the Nasdaq National Market under the trading symbol “GOODP.”
Expenses
Prior to October 1, 2004, our Adviser had an expense sharing arrangement with Gladstone Capital Advisers, a wholly-owned subsidiary of our affiliate, Gladstone Capital Corporation, through which the entire workforce was employed. Under that relationship, our Adviser reimbursed Gladstone Capital Advisers for a portion of Gladstone Capital Advisers’ total payroll and benefits expenses (based on the percentage of total hours worked by Gladstone Capital Advisers’ employees on our matters on an employee-by-employee basis) and a portion of Gladstone Capital Advisers’ total overhead expense (based on the percentage of total hours worked by all Gladstone Capital Advisers’ employees on our matters). In turn, subject to the terms and conditions of our advisory agreement, our Adviser passed these charges on to us. Effective October 1, 2004, the expense sharing arrangement with Gladstone Capital Advisers was terminated, and all personnel are now directly employed by our Adviser. Pursuant to the terms of our advisory agreement, we continue to be responsible for a portion of our Adviser’s total payroll and benefits expenses (based on the percentage of time our Adviser’s employees devote to our matters on an employee-by-employee basis) and a portion of our Adviser’s total overhead expense (based on the percentage of time worked by all of our Adviser’s employees on our matters). The termination of the arrangement between our Adviser and Gladstone Capital Advisers has not materially changed the level of our expenses.
During the years ended December 31, 2005 and 2004, and the period from February 14, 2003 (inception) through December 31, 2003, payroll and benefits expenses, which are part of the management fee paid to our Adviser, were approximately $1,547,000, $903,000 and $222,000 respectively. The actual amount of payroll and benefits expenses which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2006 this amount will be approximately $2.0 million. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe is likely to be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement to our Adviser for our share of its payroll and benefits expenses could be materially greater than we currently estimate.
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
During the years ended December 31, 2005 and 2004, and the period from February 14, 2003 (inception) through December 31, 2003, we reimbursed our Adviser was approximately $571,000, $285,000 and $95,000, respectively, of overhead expenses. The actual amount of overhead expenses for which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that, during the year ending December 31, 2006, this amount will be approximately $800,000.
Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, interest, tax preparation, directors and officers insurance, stock transfer services, shareholder related fees, consulting and related fees. During the years ended December 31, 2005 and 2004, and the period from February 14, 2003 (inception) through December 31, 2003, the total amount of these expenses that we incurred was approximately $4,024,000, $1,142,000 and $1,105,000 ($864,000 of which related to our initial public offering and was charged to additional paid-in capital, and the remainder of which related to direct expenses was charged to operating expenses), respectively.
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
On February 6, 2006, our board of directors voted to proceed with a proxy solicitation to our stockholders in connection with which the stockholders would consider, among other things, a proposal to enter into a new advisory agreement with our Adviser, which would provide for a performance-based incentive structure, rather than the structure under the current advisory agreement which provides for a pass through of costs incurred by our Adviser in connection with the management of our operations. A preliminary proxy statement was filed with the Securities and Exchange Commission (“SEC”) on February 14, 2006 describing the new advisory agreement, and we intend to present this proposal to approve the terms of the new agreement to our stockholders at our 2006 Annual Meeting of Stockholders to be held on May 24, 2006.
Critical Accounting Policies
Management believes our most critical accounting policies are revenue recognition (including straight-line rent), investment accounting, purchase price allocation, accounting for our investments in real estate, provision for loans losses, the accounting for our derivative and hedging activities, if any, income taxes and stock based compensation. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.
Revenue Recognition
Rental income includes rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the initial term of the lease. Because certain of our leases contain rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenues, deferred rent receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue as recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, our management must determine, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as is it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, we would record an increase in our allowance for uncollectible accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.
Investment Accounting
Management considers its loans and other lending investments to be held-for-investment. We reflect held-for-investment investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. On occasion, we may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as yield adjustments. If loans with premiums, discounts, loan origination or exit fees are prepaid, we immediately recognize the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis. Prepayment penalties or yield maintenance payments from borrowers, if any, are recognized as additional income when received.
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

	First	Second
Our	Ratings	Ratings
System	Agency	Agency	Description (a)

>10	Baa2	BBB	Probability of default during the next ten years is 4% and the expected loss is 1% or less

10	Baa3	BBB-	Probability of default during the next ten years is 5% and the expected loss is 1% to 2%

9	Ba1	BB+	Probability of default during the next ten years is 10% and the expected loss is 2% to 3%

8	Ba2	BB	Probability of default during the next ten years is 16% and the expected loss is 3% to 4%

7	Ba3	BB-	Probability of default during the next ten years is 17.8% and the expected loss is 4% to 5%

6	B1	B+	Probability of default during the next ten years is 22% and the expected loss is 5% to 6.5%

	First	Second
Our	Ratings	Ratings
System	Agency	Agency	Description (a)

5	B2	B	Probability of default during the next ten years is 25% and the expected loss is 6.5% to 8%

4	B3	B-	Probability of default during the next ten years is 27% and the expected loss is 8% to 10%

3	Caa1	CCC+	Probability of default during the next ten years is 30% and the expected loss is 10% to 13.3%

2	Caa2	CCC	Probability of default during the next ten years is 35% and the expected loss is 13.3% to 16.7%

1	Caa3	CC	Probability of default during the next ten years is 65% and the expected loss is 16.7% to 20%

0	N/a	D	Probability of default during the next ten years is 85%, or there is a payment default, and the expected loss is greater than 20%

(a)	The default rates set forth above assume a ten year lease or mortgage loan. If the particular investment has a term other than ten years, the probability of default is adjusted to reflect the reduced risk associated with a shorter term or the increased risk associated with a longer term.
We generally anticipate entering into transactions with tenants or borrowers that have a risk rating of at least 4 based on the above scale which would equate to tenants or borrowers whose debt rating would be at least B3 or B-. Once we have entered into a transaction, we periodically re-evaluate the risk rating, or debt rating as applicable, of the investment for purposes of determining whether we should increase our reserves for loan losses or allowance for uncollectible rent. To date, there have been no allowances for uncollectible rent or reserves for loan losses. Our board of directors may alter our risk rating system from time to time.
The following table reflects the average risk rating of our tenants and borrowers:

Rating	12/31/2005	12/31/2004
Average	8.6	7.8
Weighted Average	8.7	7.6
Highest	10.0	10.0
Lowest	6.0	6.0
Investments in Real Estate
We record investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as incurred. We compute depreciation using the straight-line method over the estimated useful life of 39 years for buildings and improvements, five to seven years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, will be considered cash flow hedges. We will formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We will periodically review the effectiveness of each hedging transaction, which involves estimating future cash flows. Cash flow hedges will be accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in other comprehensive income within stockholders’ equity. Amounts will be reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings. As of December 31, 2005, we were not a party to any separate derivatives contract. Certain of our leases and loans contain embedded derivatives, principally LIBOR floors, which do not require separate accounting.
Income Taxes
Our financial results generally do not reflect provisions for current or deferred income taxes. Management believes that we have operated, and we intend to continue to operate, in a manner that will allow us to qualify as a REIT for federal income tax purposes, and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders.
Stock Based Compensation
We currently apply the intrinsic value method to account for the issuance of stock options under our 2003 Equity Incentive Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” where appropriate. In this regard, the substantial portion of these options were granted to individuals who are our officers and who qualify as leased employees under FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Accordingly, because the grants were at exercise prices equal to the fair value of the stock at date of grant, we did not record any expense related to the issuance of these options under the intrinsic value method. We will adopt SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006, which will require us to begin expensing any unvested and future stock options as compensation cost.
In October of 2005, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. FAS 123(R)-2 (“FSP FAS 123(R)-2”), “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” FSP FAS 123(R)-2 provides guidance on the application of grant date as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. We will apply FSP FAS 123(R)-2 in conjunction with the adoption of SFAS No. 123(R) on January 1, 2006.

Results of Operations
Our weighted-average yield on the portfolio as of December 31, 2005 was approximately 10.1%. The weighted average yield was calculated by taking the annualized straight line rent or mortgage interest payments of each acquisition as a percentage of the acquisition price.
A comparison of our operating results for the years ended December 31, 2005 and 2004 is below:

	December 31, 2005	December 31, 2004	$ Change	% Change
Operating revenues
Rental income	$11,437,731	$3,331,215	$8,106,516	243%
Interest income from mortgage note receivable	1,915,795	981,187	934,608	95%
Tenant recovery revenue	111,808	—	111,808	100%

Total operating revenues	13,465,334	4,312,402	9,152,932	212%

Operating expenses
Depreciation and amortization	3,651,119	973,345	2,677,774	275%
Management advisory fee	2,118,040	1,187,776	930,264	78%
Professional fees	585,571	448,969	136,602	30%
Taxes and licenses	249,249	13,603	235,646	1732%
Insurance	274,166	250,816	23,350	9%
General and administrative	466,868	428,624	38,244	9%

Total operating expenses	7,345,013	3,303,133	4,041,880	122%

Other income (expense)
Interest income from temporary investments	126,826	608,617	(481,791)	-79%
Interest income — employee loans	21,041	6,042	14,999	248%
Interest expense	(2,447,686)	—	(2,447,686)	100%

Income before realized and unrealized losses	3,820,502	1,623,928	2,196,574	135%

Realized and unrealized loss from foreign currency	(218,557)	—	(218,557)	100%

Net Income	$3,601,945	$1,623,928	$1,978,017	122%

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004
Revenues
For the year ended December 31, 2005, we earned $11,437,731 of rental income as compared to $3,331,215 for the year ended December 31, 2004. The increase of $8,106,516 or 243%, in rental income is primarily due to the acquisition of 18 properties between December 31, 2004 and December 31, 2005, and properties acquired during 2004 that were held for the full year of 2005.
Interest income from the mortgage loans increased to $1,915,795 for the year ended December 31, 2005, as compared to $981,187 for the year ended December 31, 2004. The increase of $934,608, or 95%, is partially due to a mortgage loan that was originated during the first quarter of 2004, and interest was only earned on this loan for a portion of the year ended December 31, 2004. The remaining increase was a result of an additional mortgage loan issued in April of 2005.
For the year ended December 31, 2005, we earned $111,808 of tenant recovery revenue. This tenant recovery revenue resulted from approximately $20,000 of franchise taxes we paid that were recovered for the 2004 tax year from the tenants of our Mt. Pocono, Pennsylvania and Charlotte, North Carolina properties, and approximately $57,000 that will be recovered for the 2005 tax year from the tenants of our Canton, North Carolina, Charlotte, North Carolina and Mt, Pocono, Pennsylvania properties. It also includes approximately $9,000 of the management fee reimbursed by the tenant in our Charlotte, North

Carolina property, and approximately $25,000 of insurance premiums reimbursed from our Austin, Texas; Big Flats, New York; and Eatontown, New Jersey properties.
Expenses
Depreciation and amortization expenses of $3,651,119 were recorded for the year ended December 31, 2005, as compared to $973,345 for the year ended December 31, 2004. The increase of $2,677,774, or 275%, is a direct result of the 18 acquisitions completed between December 31, 2004 and December 31, 2005, and properties acquired during 2004 that were held for the full year of 2005.
The management advisory fee for the year ended December 31, 2005 increased to $2,118,040, as compared to $1,187,776 for the year ended December 31, 2004. The increase of $930,264, or 78%, is primarily a result of the increased time that our Adviser’s employees spent on our company matters, coupled with an increase in overhead expenses incurred by our Adviser for our benefit. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement.
Professional fees, consisting primarily of legal and accounting fees, were $585,571 for the year ended December 31, 2005, as compared to $448,969 for the year ended December 31, 2004. The increase of $136,602, or 30%, was primarily a result of the increased accounting fees related to the audit of our internal controls over financial reporting performed in order to comply with the Sarbanes–Oxley Act of 2002, coupled with fees incurred to research franchise tax issues in various states, along with fees to file tax returns for our properties located in Canada. The professional fees for the audit of the financial statements also increased, coupled with increased legal fees incurred from the increased portfolio of investments.
Taxes and licenses for the year ended December 31, 2005 were $249,249, an increase of $235,646, or 1,732%, from $13,603 for the year ended December 31, 2004. This increase is primarily attributable to the payment of $206,000 of franchise taxes paid for doing business in certain states, of which approximately $77,000 is reimbursable from our tenants. Approximately $45,000 of these franchise taxes relate to taxes incurred in 2004; however management has determined that these expenses were immaterial to our 2004 earnings, and accordingly, they were subsequently expensed in the quarter ending March 31, 2005. The remainder of the expense resulted from state registration and annual fees incurred by various entities created to acquire our properties in separate states. We intend to attempt to reduce future incurrence of certain of these types of taxes next year by restructuring our entities in these specific states; however, we can not provide assurance that this restructuring will reduce the taxes in all states.
Insurance expense increased to $274,166 for the year ended December 31, 2005, as compared to $250,816 for the year ended December 31, 2004. The increase of $23,350, or 9%, is a result of an increase in insurance premiums from the prior year, coupled with an increased number of properties that required insurance in 2005.
Interest expense was $2,447,686 for the year ended December 31, 2005. This amount consisted of $67,723 in unused line of credit fees on the line of credit obtained in February 2005, $1,202,670 in interest expense from borrowings against the line of credit, $917,194 of interest expense on the mortgage notes payable, and $260,099 of amortization of deferred financing fees from long-term financings. We had no interest expense for the year ended December 31, 2004.
General and administrative expenses were $466,868 for the year ended December 31, 2005, as compared to $428,624 for the year ended December 31, 2004, and consisted mainly of directors’ fees, stockholder-related expenses, recruiting expense and external management fees. The increase of $38,244, or 9%, was primarily a result of approximately $25,000 of fees that were written off related to a financing that did not close, coupled with increases in stockholder-related expenses from the prior year as a result of increased fees paid to our transfer agent, and larger fees paid for an increased number of press releases and SEC filings made during the year, partially offset by $40,000 of recruiting expense paid in 2004 and no recruiting expense paid in 2005, coupled with a decrease in the costs associated with printing our annual report.

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
Interest Income
Interest income on cash and cash equivalents decreased during the year ended December 31, 2005 to $126,826, as compared to $608,617 for the year ended December 31, 2004. The decrease of $481,791, or 79%, is primarily a result of the increase in our portfolio of investments in real estate and mortgage loans, resulting in lower average cash balances invested. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills.
During the year ended December 31, 2005, we earned interest income on employee loans of $21,041, as compared to $6,042 for the year ended December 31, 2004. This increase of $14,999 or 248%, is a result of an employee loan that was originated during the third quarter of 2004, and thus interest was only earned on this loan for a portion of the year ended December 31, 2004, and is also a result of our issuance of an additional employee loan in May of 2005.
Foreign Currency Loss
Net realized foreign currency transaction loss during the year ended December 31, 2005 was $6,278, which represents the loss in connection with the translation of monthly rental payments, the valuation of cash and quarterly tax payments denominated in Canadian dollars. Net unrealized depreciation on the translation of assets and liabilities was $212,279 during the year ended December 31, 2005, which includes the valuation of the deferred rent asset and the mortgage notes payable. The unrealized loss was primarily a result of the valuation of the mortgage notes payable because the value of the US dollar to the Canadian dollar decreased by approximately 5% between the date the notes were issued on July 19, 2005 and December 31, 2005. There was no foreign currency loss during the year ended December 31, 2004.
Net Income
For the year ended December 31, 2005, we recorded net income of $3,601,945, as compared to $1,623,928 for the year ended December 31, 2004. This increase of $1,978,017 is primarily a result of the increase in our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above. Based on the basic and diluted weighted average common shares outstanding of 7,670,219 and 7,723,220, respectively, for the year ended December 31, 2005, the basic and diluted earnings per weighted average common share were both $0.47. Based on the basic and diluted weighted average common shares outstanding of 7,649,855 and 7,708,534, respectively, for the year ended December 31, 2004, the basic and diluted earnings per weighted average common share were both $0.21.
Comparison of the year ended December 31, 2004 to the period from February 14, 2003(inception) to December 31, 2003
A comparison of the results of operations for the year ended December 31, 2004 to the period from February 14, 2003 (inception) to December 31, 2003 are not comparative because our operations had only recently begun, and there was minimal activity during this period.

Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2005, we had approximately $1.7 million in cash and cash equivalents, a decrease of $27.0 million from $28.7 million at December 31, 2004. We have now fully invested the proceeds from our initial public offering, and have access to our existing line of credit and have obtained mortgages on 11 of our properties. We expect to obtain additional mortgages secured by some or all of our real property in the future. We anticipate continuing to borrow funds and issuing additional equity securities to obtain additional capital. To this end, and as described in greater detail below, we executed an underwriting agreement in connection with the public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. We expect that the funds from our line of credit, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2005 was approximately $7.0 million, which consisted of rental income and interest payments from our mortgage notes receivable, less payments made for interest on long-term obligations, professional fees, insurance, taxes and licenses and other general operating expenses .
Net cash provided by operating activities during the year ended December 31, 2004 was approximately $2.6 million, which consisted of rental income and interest payments from our mortgage note receivable, less payments made for professional fees, insurance, taxes and licenses and other general operating expenses
Investing Activities
Net cash used in investing activities during the year ended December 31, 2005 was $128.7 million, which consisted of the purchase of 18 properties, as described in the investment section above, along with the origination of a mortgage loan, deposits placed on future acquisitions, and payments made to lenders for capital reserves partially offset by principal repayments from our mortgage notes receivable, receipts from tenants for capital reserves, and deposits applied against real estate investments.
Net cash used in investing activities during the year ended December 31, 2004 was $70.0 million, which consisted of the purchase of 11 properties, the origination of a single mortgage loan, and deposits placed on future acquisitions, partially offset by principal repayments from our mortgage notes receivable and deposits applied against real estate investments.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2005 was approximately $94.6 million. This amount consisted of the proceeds received from the long-term financing of 11 of our properties, the proceeds from borrowings under our line of credit, and principal repayments on employee loans, partially offset by principal repayments on the mortgage note payable, repayments on the line of credit, dividend payments to our stockholders, and financing costs paid in connection with our line of credit and mortgage notes payable.
Net cash used in financing activities for the year ended December 31, 2004 was approximately $2.8 million. These amounts consisted primarily of the dividend payments to our stockholders.

Future Capital Needs
We had purchase commitments for three properties at December 31, 2005 in the aggregate amount of approximately $58.0 million, where a deposit had been placed on the real estate as of December 31, 2005. Subsequent to December 31, 2005, we made three investments in the aggregate amount of approximately $48.3 million.
As of December 31, 2005, we have investments in 30 real properties for approximately $182.1 million and two mortgage loans for approximately $21.2 million. During the remainder of 2006 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. The net proceeds of our initial public offering have been fully invested, and we intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with mortgages secured by some or all of our real property, by borrowing against our existing line of credit, or by issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties.
Registration Statement
On January 18, 2006 we completed the public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. The preferred stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The closing of the offering took place on January 26, 2006, and the stock is traded on the Nasdaq National Market under the trading symbol “GOODP.” Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.8 million and the net proceeds were used to repay outstanding indebtedness under our line of credit. After completion of the offering, we still have $50 million of common and preferred stock registered for future issuance pursuant to our shelf registration statement.
Line of Credit
On February 28, 2005, we entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company. This line of credit initially provided us with up to $50 million of financing, with an option to increase the line of credit up to a maximum of $75 million upon agreement of the syndicate of banks. On July 6, 2005, we amended the line of credit to increase the maximum availability under the line from $50 million to $60 million. The line of credit matures on February 28, 2008. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits and, as of December 31, 2005, we are in compliance with all financial and operating covenants. For example, as is customary with such line of credit facilities, the maximum amount we may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that we have pledged as collateral to the banks. As we arrange for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of December 31, 2005, there was $43.6 million outstanding under the line of credit at an interest rate of 6.31% per year.

Mortgage Notes Payable
On March 16, 2005, we borrowed approximately $3.2 million pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in our Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a 25 year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. We may repay this note at any time after September 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however we expect to repay the note in full prior to the anticipated repayment date. We used the proceeds from the note to acquire additional investments for our portfolio. The outstanding balance on the note at December 31, 2005 was approximately $3.1 million.
On July 19, 2005, we, through wholly-owned subsidiaries, entered into two separate long-term notes payable with the RBC Life Insurance Company, which are collateralized by our Canadian Properties. We borrowed $2.1 million in Canadian dollars, which translated to approximately $1.7 million in US dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Montreal, Quebec property. We borrowed an additional $3.4 million in Canadian dollars, which translated to approximately $2.8 million in US dollars as of July 19, 2005, and the loan is collateralized by a security interest in our Granby, Quebec property. These notes both accrue interest at an interest rate of 5.22% per year. Monthly payments on the notes are based upon a 25 year term, with both principal and interest being paid each month. The notes mature on August 1, 2015, and we do not have the right to prepay the principal amount prior to the maturity date on either note. We used the proceeds from the notes to pay down our line of credit. The outstanding balance on the notes at December 31, 2005 was approximately $4.6 million.
On August 25, 2005, we, through wholly-owned subsidiaries, borrowed approximately $21.8 million pursuant to a long-term note payable from Bank of America, N.A., which is collateralized by security interests in our Charlotte, North Carolina property and our Duncan, South Carolina property of approximately $7.1 million and $14.7 million, respectively. The note accrues interest at a rate of 5.331% per year. We may repay this note at any time after June 1, 2015 and not be subject to a prepayment penalty. The note matures on September 1, 2015. We used the proceeds from the note to pay down our line of credit. The outstanding balance on the note at December 31, 2005 was approximately $21.8 million.
On September 12, 2005, we, through wholly-owned subsidiaries, borrowed approximately $12.6 million pursuant to a long-term note payable from JP Morgan Chase Bank, N.A., which is collateralized by security interests in our Akron, Ohio property, our Canton, Ohio property, and our Dayton, Ohio property of approximately $7.6 million, $3.0 million, and $2.0 million, respectively. The note accrues interest at a rate of 5.21% per year. We used the proceeds from the note to pay down our line of credit. The outstanding balance on the note at December 31, 2005 was approximately $12.6 million.
On December 21, 2005, we, through wholly-owned subsidiaries, borrowed approximately $19.5 million pursuant to a long-term note payable from Countrywide Commercial Real Estate Finance, Inc, which is collateralized by security interests in our Columbus, Ohio property, our Maple Heights, Ohio property, and our Snyder Township, Pennsylvania property for $2.8 million, $10.9 million and $5.8 million, respectively. The note accrues interest at a rate of 5.7107% per year. We used the proceeds from the note to acquire our Maple Heights, Ohio property and to pay down our line of credit. The outstanding balance on the note at December 31, 2005 was approximately $19.5 million.
On February 21, 2006, we assumed approximately $10.0 million pursuant to a long-term note payable from Wells Fargo Bank, National Association, in connection with our acquisition, on the same date, of a property located in Champaign, Illinois. The note accrues interest at a rate of 5.91% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a prepayment penalty. The note matures on December 1, 2013.

On February 21, 2006, we assumed approximately $20.0 million pursuant to a long-term note payable from Greenwich Capital Financial Products, Inc, in connection with our acquisition, on the same date, of a property located in Roseville, Minnesota. The note accrues interest at a rate of 5.20% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a prepayment penalty. The note matures on June 1, 2014.
Contractual Obligations
The following table reflects our significant contractual obligations as of December 31, 2005:

	Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations (1)	$105,118,961	$148,779	$44,501,097	$1,857,236	$58,611,849
Interest on Long-Term Debt Obligations (2)	33,067,095	3,363,142	6,771,624	6,595,794	16,336,535
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (3)	—	—	—	—	—
Purchase Obligations (4)	58,000,000	58,000,000	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$196,186,056	$61,511,921	$51,272,721	$8,453,030	$74,948,384

(1)	Long-term debt obligations represent both borrowings under our BB&T line of credit and mortgage notes payable that were outstanding as of December 31, 2005. The line of credit matures in February 2008.

(2)	Interest on long-term debt obligations does not include interest on our borrowings under our line of credit. The balance and interest rate is variable and, thus, the amount of interest can not be calculated for purposes of this table.

(3)	This does not include the portion of the operating lease on office space that is allocated to us by our Adviser in connection with our advisory agreement.

(4)	The purchase obligations reflected in the above table represents commitments outstanding at December 31, 2005 to purchase real estate, $44.8 million of which was subsequently closed in February 2006.
Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a relative non-GAAP (Generally Accepted Accounting Principles in the United States) supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.
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
The following table provides a reconciliation of our FFO for the years ended December 31, 2005 and 2004, and for the period from February 14, 2003 (inception) through December 31, 2003, to the most directly comparable GAAP measure, net income (loss), and a computation of basic and diluted FFO per weighed average common share and basic and diluted net income per weighted average common share:

			For the period
			February 14, 2003
	For the year ended	For the year ended	(inception) through
	December 31, 2005	December 31, 2004	December 31, 2003
Net income (loss)	$3,601,945	$1,623,928	$(240,871)
Real estate depreciation and amortization	3,651,119	973,345	5,827

Funds from operations	7,253,064	2,597,273	(235,044)

Weighted average shares outstanding — basic	7,670,219	7,649,855	3,229,119
Weighted average shares outstanding — diluted	7,723,220	7,708,534	3,229,119

Basic net income (loss) per weighted average common share	$0.47	$0.21	$(0.07)

Diluted net income (loss) per weighted average common share	$0.47	$0.21	$(0.07)

Basic funds from operations per weighted average common share	$0.95	$0.34	$(0.07)

Diluted funds from operations per weighted average common share	$0.94	$0.34	$(0.07)

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
Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% would increase our interest and rental revenue by $36,500 and increase our interest expense on the line of credit by $441,650 for a net decrease in our net income of approximately $405,150, or 11.2%, over the next twelve months, compared to net income for the latest twelve months ended December 31, 2005. A hypothetical decrease in the one month LIBOR by 1% would decrease our interest and rental revenue by $101,389 and decrease our interest expense on the line of credit by $441,650 for a net increase in our net income of approximately $340,261, or 9.4%, over the next twelve months, compared to net income for the latest twelve months ended December 31, 2005. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
As of December 31, 2005, our fixed rate debt outstanding was approximately $61.6 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at December 31, 2005, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $4.1 million.
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
We have purchased two properties in Canada, and the monthly rental payments on these properties are received in Canadian dollars. In an effort to mitigate at least a portion of the risk of foreign currency rate fluctuations, we have secured loans on the real estate properties in which the mortgage payments are denominated in Canadian dollars. While we have minimized the exchange rate risk, we are still exposed to fluctuations in the exchange rate, as we have to convert the payments into US dollars at each transaction date and value the cash, deferred rent asset, and mortgage notes related to the Canadian properties for the exchange rate at each balance sheet date. For the year ended December 31, 2005, we had a $6,278 realized foreign currency transaction loss in connection with the translation of monthly rental payments, translation of cash balances and quarterly tax payments to Canada, and a $212,279 loss from valuing the deferred rent asset and the mortgage notes payable related to the Canadian properties at December 31, 2005. The unrealized loss was primarily a result of valuing the mortgage notes payable at the end of the year, as the value of the Canadian dollar relative to the US dollar decreased by approximately 5% from the date of issuance of the notes to December 31, 2005.
To illustrate the potential impact of changes in exchange rates on our net income, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum exchange rate fluctuation are taken to alter our existing foreign currency sensitivity.

Under this analysis, a hypothetical increase (or decrease) in the value of the Canadian dollar to the US dollar by 10% would increase (or decrease) our net income by approximately $350,000, or 9.7%, over the next twelve months, compared to net income for the latest twelve months ended December 31, 2005. Although management believes that this analysis is indicative of our existing exchange rate sensitivity, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
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

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004
Consolidated Statements of Operations for the years ended December 31, 2005 and December 31, 2004 and for the period February 14, 2003(inception) through December 31, 2003
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2005 and December 31, 2004 and for the period February 14, 2003(inception) through December 31, 2003
Consolidated Statements of Cash Flows for the year ended December 31, 2005 and December 31, 2004 and for the period February 14, 2003(inception) through December 31, 2003
Notes to Financial Statements
Schedule III – Real Estate and Accumulated Depreciation
Schedule IV – Mortgage Loans on Real Estate

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Gladstone Commercial Corporation:
We have completed integrated audits of Gladstone Commercial Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Commercial Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for years ended December 31, 2005 and 2004 and the period from February 14, 2003 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
McLean, VA
February 28, 2006

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Real estate, net of accumulated depreciation of $3,408,878 and $785,125, respectively	$161,634,761	$60,466,330
Lease intangibles, net of accumulated amortization of $1,221,413 and $194,047, respectively	13,947,484	3,230,146
Mortgage notes receivable	21,025,815	11,107,717
Cash and cash equivalents	1,740,159	28,754,289
Restricted cash	1,974,436	1,460,675
Funds held in escrow	1,041,292	—
Interest receivable – mortgage note	70,749	64,795
Interest receivable – employees	—	4,792
Deferred rent receivable	2,590,617	210,846
Deferred financing costs, net of accumulated amortization of $260,099, and $0, respectively	1,811,017	50,000
Prepaid expenses	385,043	170,685
Deposits on real estate	600,000	50,000
Accounts receivable	225,581	14,819

TOTAL ASSETS	$207,046,954	$105,585,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$61,558,961	$—
Borrowings under line of credit	43,560,000	—
Accounts payable and accrued expenses	493,002	168,389
Dividends payable	—	920,040
Due to Adviser	164,155	129,231
Rent received in advance, security deposits and funds held in escrow	2,322,300	1,674,741

Total Liabilities	108,098,418	2,892,401

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 20,000,000 shares authorized and 7,672,000 and 7,667,000 shares issued and outstanding, respectively	7,672	7,667
Additional paid in capital	105,502,544	105,427,549
Notes receivable — employees	(432,282)	(375,000)
Distributions in excess of accumulated earnings	(6,129,398)	(2,367,523)

Total Stockholders’ Equity	98,948,536	102,692,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,046,954	$105,585,094

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			February 14, 2003
	For the year ended	For the year ended	(inception) through
	December 31, 2005	December 31, 2004	December 31, 2003
Operating revenues
Rental income	$11,437,731	$3,331,215	$12,180
Interest income from mortgage notes receivable	1,915,795	981,187	—
Tenant recovery revenue	111,808	—	—

Total operating revenues	13,465,334	4,312,402	12,180

Operating expenses
Depreciation and amortization	3,651,119	973,345	5,827
Management advisory fee	2,118,040	1,187,776	317,188
Professional fees	585,571	448,969	50,584
Taxes and licenses	249,249	13,603	300
Insurance	274,166	250,816	111,240
General and administrative	466,868	428,624	72,009

Total operating expenses	7,345,013	3,303,133	557,148

Other income (expense)
Interest income from temporary investments	126,826	608,617	304,097
Interest income — employee loans	21,041	6,042	—
Interest expense	(2,447,686)	—	—

Income before realized and unrealized losses	3,820,502	1,623,928	(240,871)

Realized and unrealized loss from foreign currency
Net realized loss from foreign currency transactions	(6,278)	—	—
Net unrealized depreciation on translation of assets and liabilities in a foreign currency	(212,279)	—	—

Total net realized and unrealized loss from foreign currency	(218,557)	—	—

Net income (loss)	$3,601,945	$1,623,928	$(240,871)

Earnings (loss) per weighted average common share
Basic	$0.47	$0.21	$(0.07)

Diluted	$0.47	$0.21	$(0.07)

Weighted average shares outstanding
Basic	7,670,219	7,649,855	3,229,119

Diluted	7,723,220	7,708,534	3,229,119

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes		Distributions in
			Capital in	Receivable	Stock	Excess of	Total
	Common Stock		Excess of	From Sale of	Subscription	Accumulated	Stockholders’
	Shares	Amount	Par Value	Common Stock	Receivable	Earnings	Equity
Balance at February 14, 2003		$—	$—	$—	$—	$—	$—

Issuance of Common Shares	52,000	52	51,948	—	(42,000)	—	10,000

Payment of Stock Subscription Receivable	—	—	—	—	42,000	—	42,000

Issuance of Common Stock in Public Offering (net of offering costs of $864,554)	7,590,000	7,590	105,008,356	—	—	—	105,015,946

Distributions Declared ($0.01 per common share)	—	—	—	—	—	(76,420)	(76,420)

Net loss	—	—	—	—	—	(240,871)	(240,871)

Balance at December 31, 2003	7,642,000	7,642	105,060,304	—	—	(317,291)	104,750,655

Issuance of Common Stock Under Stock Option Plan	25,000	25	374,975	(375,000)	—	—	—

Public Offering Costs	—	—	(7,730)	—	—	—	(7,730)

Distributions Declared ($0.48 per common share)	—	—	—	—	—	(3,674,160)	(3,674,160)

Net income	—	—	—	—	—	1,623,928	1,623,928

Balance at December 31, 2004	7,667,000	$7,667	$105,427,549	$(375,000)	$—	$(2,367,523)	$102,692,693

Issuance of Common Stock Under Stock Option Plan	5,000	5	74,995	(75,000)	—	—	—

Repayment of Principal on Notes Receivable	—	—	—	17,718	—	—	17,718

Distributions Declared ($0.96 per common share)	—	—	—	—	—	(7,363,820)	(7,363,820)

Net income	—	—	—	—	—	3,601,945	3,601,945

Balance at December 31, 2005	7,672,000	$7,672	$105,502,544	$(432,282)	$—	$(6,129,398)	$98,948,536

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period February
			14, 2003 (inception)
	For the year ended	For the year ended	through
	December 31, 2005	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income (loss)	$3,601,945	$1,623,928	$(240,871)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,651,119	973,345	5,827
Amortization of deferred financing costs	260,099	—	—
Amortization of deferred rent receivable	178,070	—	—
Unrealized depreciation on the translation of assets and liabilities in a foreign currency	212,279	—	—
Changes in assets and liabilities:
Increase in mortgage interest receivable	(5,954)	(64,795)	—
Decrease (increase) in employee interest receivable	4,792	(4,792)	—
(Increase) decrease in prepaid expenses	(214,358)	20,747	(191,432)
Increase in accounts receivable	(210,762)	(14,819)	—
Increase in deferred rent receivable	(565,017)	(210,846)	—
Increase in accounts payable and accrued expenses	324,613	168,389	—
Increase (decrease) in due to Adviser	34,924	(105,064)	234,295
Increase in rent received in advance and security deposits	488,913	214,066	—
Payments to lenders for operating reserves held in escrow	(275,383)	—	—
Increase in operating reserves from tenants	72,837	—	—

Net cash provided by (used in) operating activities	7,558,117	2,600,159	(192,181)

Cash flows from investing activities:
Real estate investments	(117,531,731)	(58,875,648)	(5,800,000)
Increase in restricted cash	(513,761)	—	—
Receipts from tenants for capital reserves	1,015,069	—	—
Payments to tenants from capital reserves	(929,260)	—	—
Payments to lenders for capital reserves held in escrow	(1,065,909)	—	—
Receipts from lenders for capital reserves held in escrow	300,000	—	—
Deposits on future acquisitions	(2,686,000)	(775,000)	—
Refund of deposit on real estate	150,000	—	—
Deposits applied against real estate investments	1,986,000	725,000	—
Principal repayments on mortgage loans	81,902	62,283	—
Income of mortgage loan	(10,000,000)	(11,170,000)	—

Net cash used in investing activities	(129,193,690)	(70,033,365)	(5,800,000)

Cash flows from financing activities:
Proceeds from share issuance	—	—	105,067,946
Offering costs	—	(7,730)	—
Borrowings under mortgage note payable	61,419,179	—	—
Principal repayments on mortgage note payable	(70,479)	—	—
Borrowings from line of credit	85,460,000	—	—
Repayments on line of credit	(41,900,000)	—	—
Principal repayments on employee loans	17,718	—	—
Payments for deferred financing costs	(2,021,115)	(50,000)	—
Dividends paid	(8,283,860)	(2,830,540)	—

Net cash provided by (used in) financing activities	94,621,443	(2,888,270)	105,067,946

Net (decrease) increase in cash and cash equivalents	(27,014,130)	(70,321,476)	99,075,765

Cash and cash equivalents, beginning of period	28,754,289	99,075,765	—

Cash and cash equivalents, end of period	$1,740,159	$28,754,289	$99,075,765

Cash paid during period for interest	$2,014,236	$—	$—

NON-CASH FINANCING ACTIVITIES

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$75,000	$375,000	$—

The accompanying notes are an integral part of these consolidated financial statements

GLADSTONE COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
Gladstone Commercial Corporation, a Maryland corporation (the “Company”), was incorporated on February 14, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in property net leased to creditworthy entities and making mortgage loans to creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Gladstone Management Corporation (the “Adviser”).
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
On January 27, 2004, the Company completed the formation of a subsidiary, Gladstone Lending LLC (“Gladstone Lending”). Gladstone Lending was created to conduct all operations related to real estate mortgage loans of the Company. As the Operating Partnership currently owns all of the membership interests of Gladstone Lending, the financial position and results of operations of Gladstone Lending are consolidated with those of the Operating Partnership and the Company.
On August 23, 2004, the Company completed the formation of a subsidiary, Gladstone Commercial Advisers, Inc. (“Commercial Advisers”). Commercial Advisers is a taxable real estate investment trust (“REIT”) subsidiary, which was created to collect all non-qualifying income related to the Company’s real estate portfolio. It is currently anticipated that this income will predominately consist of fees received by the Company related to the leasing of real estate. Since the Company owns 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated with those of the Company. There have been no such fees earned to date.
On December 28, 2005, GCLP Business Trust I and GCLP Business Trust II, each a business trust formed under the laws of the Commonwealth of Massachusetts, were established by Gladstone Commercial. On December 31, 2005, the Company transferred its 99% limited partnership interest in the Operating Partnership to GCLP Business Trust I in exchange for 100 trust shares. Also on December 31, 2005, Gladstone Commercial Partners, LLC transferred its 1% general partnership interest in the Operating Partnership to GCLP Business Trust II in exchange for 100 trust shares. The Company does not expect that this restructuring of the corporate organization will have any material effect on its financial condition or results of operations.
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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $2,623,753, $780,506 and $4,619 for the years ended December 31, 2005, December 31, 2004, and for the period from February 14, 2003 (inception) through December 31, 2003 respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The value of these above-market leave values as of December 31, 2005 was $1,816,772. Total amortization related to above-market lease values was $178,070 for the year ended December 31, 2005. There was no amortization related to above-market lease values in 2004 or 2003. The capitalized below-market lease values will be amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. There were no below market lease values recorded for the years ended December 31, 2005 or 2004.
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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from 5 to 20 years. The value of customer relationship intangibles are amortized to expense over the remaining term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets was $1,027,367, $192,839 and $1,208 for the years ended December 31, 2005, December 31, 2004 and for the period from February 14, 2003 (inception) through December 31, 2003 respectively.
The following table summarizes the net value of other intangible assets:

	December 31, 2005	December 31, 2004
In-place leases	$5,625,736	$1,929,800
Leasing costs	5,047,033	1,494,393
Customer relationships	4,496,128	—
Accumulated amortization	(1,221,413)	(194,047)

	$13,947,484	$3,230,146

Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property is written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2005.
Provision for Loan Losses
The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its private lending assets. The Company has extended two mortgage loans and has not experienced any actual losses in connection with its lending investments. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at December 31, 2005.
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at December 31, 2005 were held in the custody of three financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

Restricted cash
Restricted cash consists of security deposits and funds held in escrow for certain tenants. The funds held in escrow are for capital improvements, taxes, insurance and other replacement reserves for certain of our tenants. These funds will be released to the tenants upon completion of agreed upon tasks as specified in the lease agreements, mainly consisting of maintenance and repairs on the buildings, and when proof of insurance and tax payments have been made to the Company.
Funds held in escrow
Funds held in escrow consists of funds held by certain of the Company’s lenders for properties held as collateral by these lenders. These funds consist of replacement reserves for capital improvements, repairs and maintenance, insurance and taxes. These funds will be released to the Company upon completion of agreed upon tasks as specified in the mortgage agreements, mainly consisting of maintenance and repairs on the buildings, and when proof of insurance and tax payments have been made to the lenders.
Deferred financing costs
Deferred financing costs consist of costs incurred to obtain long-term financing, including, legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured. Total amortization expense related to deemed financing costs was $260,099 for the year ended December 31, 2005. There were no deferred financing costs recorded in 2004 or 2003.
Revenue recognition
Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as is it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of December 31, 2005.
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
In December of 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS No. 123, “Accounting for Stock-Based Compensation, and issued the revised SFAS No. 123(R), “Share-Based Payment.” In April of 2005 the effective date of adoption was changed from interim periods ending after June 15, 2005 to annual periods beginning after June 15, 2005. SFAS No. 123(R) effectively replaces SFAS No. 123, and supersedes APB Opinion No. 25. The new standard is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense will be recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant. Accordingly, prior period amounts have not been restated.
In October of 2005, the FASB released FASB Staff Position No. FAS 123(R)-2 (“FSP FAS 123(R)-2”), “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” FSP FAS 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. The Company will apply FSP FAS 123(R)-2 in conjunction with the adoption of SFAS No. 123(R) on January 1, 2006.
The following table summarizes the Company’s operating results as if the Company elected to account for its stock-based compensation under the fair value provisions of SFAS No. 123(R), for the years ended December 31, 2005 and 2004, and for the period February 14, 2003 (inception) through December 31, 2003:

			For the period
			February14, 2003
	For the year ended	For the year ended	(inception) through
	December 31, 2005	December 31, 2004	December 31, 2003
Net income, as reported	$3,601,945	$1,623,928	$(240,871)

Less: Stock-based compensation expense determined using the fair value based method	(187,483)	(325,815)	(94,781)

Net income, pro-forma	$3,414,462	$1,298,113	$(335,652)

Basic, as reported	$0.47	$0.21	$(0.07)

Basic, pro-forma	$0.45	$0.17	$(0.10)

Diluted, as reported	$0.47	$0.21	$(0.07)

Diluted, pro-forma	$0.44	$0.17	$(0.10)

The stock-based compensation expense under the fair value method, as reported in the above table, was computed using an estimated weighted average fair value of $1.26 using the Black-Scholes option-pricing model, based on options issued from date of inception forward, and the following weighted-average assumptions: dividend yield of 5.07%, risk-free interest rate of 2.61%, expected volatility factor of 18.15%, and expected lives of 3 years.
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
Segment information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in determining how to allocate resources and in assessing performance. Company management is the chief decision making group. As discussed in Note 8, the Company’s operations are derived from two operating segments, one segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment originates mortgage loans and collects principal and interest payments.
Foreign Currency Transactions
The Company purchased two properties in Canada in October of 2004. Rental payments from these properties are received in Canadian dollars. In accordance with SFAS No. 52 “Foreign Currency Translation,” the rental revenue received is recorded using the exchange rate as of the transaction date, which is the first day of each month. If the rental payment is received on a date other than the transaction date, then a realized foreign currency gain or loss would be recorded on the financial statements. Straight line rent and any deferred rent asset or liability recorded in connection with monthly rental payments are also recorded using the exchange rate as of the transaction date. The Company also remits quarterly tax payments to Canada from amounts withheld from the tenants in the Canadian properties. Since these payments are received from the tenants on dates different then the remittance date to Canada, the tax payments also result in realized foreign currency gains and losses on the income statement. In addition to rental payments that are denominated in Canadian dollars, the Company also has a bank account in Canada and the long-term financings on the two Canadian properties were also issued in Canadian dollars. All cash, deferred rent assets and mortgage notes payable related to the Canadian properties are re-valued at each balance sheet date to reflect the current exchange rate, and the gains and losses from the valuation is recorded on the income statement as unrealized appreciation or depreciation on translation of assets and liabilities. For the year ended December 31, 2005, $6,278, was recorded as a realized foreign currency loss and $212,279 was recorded as unrealized depreciation on translation of assets and liabilities. The unrealized depreciation was primarily a result of the valuation of the mortgage notes payable due to a decrease in the value of the US dollar relative to the Canadian dollar by approximately 5% between the date the notes were issued, July 19, 2005, and December 31, 2005. There was no foreign currency loss during 2004 or 2003.
Asset retirement obligations
In March of 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ending after December 15, 2005. The Company adopted FIN 47 as required effective December 31, 2005, and it was determined that FIN 47 did not have a material effect on the Company’s financial position or results of operations, and thus no liability was recorded for the year ended December 31, 2005.
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
For the years ended December 31, 2005 and 2004, and for the period February 14, 2003 (inception) through December 31, 2003, the Company incurred approximately $2,118,000, $1,188,000, and $317,000, respectively, in management advisory fees. Approximately $164,000 and $129,000 was unpaid at December 31, 2005 and December 31, 2004, respectively.

The following table shows the breakdown of the management advisory fee for the years ended December 31, 2005 and 2004, and for the period February 14, 2003 (inception) through December 31, 2003:
							For the Period from February 14, 2003 (inception)
	For the Year Ended December 31, 2005			For the Year Ended December 31, 2004			through December 31, 2003
	Total	Total		Total	Total		Total	Total
	Allocated	Allocated	Total	Allocated	Allocated	Total	Allocated	Allocated	Total
	Payroll and	Overhead	Management	Payroll and	Overhead	Management	Payroll and	Overhead	Management
Period	Benefits	Expenses	Advisory Fee	Benefits	Expenses	Advisory Fee	Benefits	Expenses	Advisory Fee
Quarter ended March 31	$347,314	$124,547	$471,861	$165,838	$63,577	$229,415	$—	$—	$—

Quarter ended June 30	$349,801	$149,231	$499,032	$215,414	$64,708	$280,122	$—	$—	$—

Quarter ended September 30	$458,814	$162,546	$621,360	$265,887	$67,937	$333,824	$88,434	$35,663	$124,097

Quarter ended December 31	$390,614	$135,173	$525,787	$256,063	$88,352	$344,415	$133,410	$59,681	$193,091

Total	$1,546,543	$571,497	$2,118,040	$903,202	$284,574	$1,187,776	$221,844	$95,344	$317,188

3. Stock Options
At December 31, 2005, 916,000 options were outstanding with exercise prices ranging from $15 to $16.85 with terms of ten years.
A summary of the status of the Company’s 2003 Equity Incentive Plan for the period from inception through December 31, 2005 is as follows:

		Weighted Average
	Shares	Exercise Price
Options outstanding at February 14, 2003	—
Granted	629,000	$15.00
Exercised	—

Options outstanding at December 31, 2003, of which 629,000 shares were exercisable	629,000	$15.00

Granted	280,000	$16.22
Exercised	(25,000)	$15.00
Forfeited	(15,000)	$15.73

Options outstanding at December 31, 2004, of which 599,000 shares are exercisable	869,000	$15.39

Granted	64,500	$15.47
Exercised	(5,000)	$15.00
Forfeited	(12,500)	$15.48

Options outstanding at December 31, 2005, of which 744,250 shares are exercisable	916,000	$15.39

The following table is a summary of all notes issued to employees for the exercise of stock options:

	Number of	Strike Price of	Amount of
	Options	Options	Promissory		Interest Rate
Date Issued	Exercised	Exercised	Note	Term of Note	on Note
Sep-04	25,000	$15.00	$375,000	9 years	5.0%
May-05	5,000	$15.00	$75,000	9 years	6.0%
These notes were recorded as loans to employees in the equity section of the accompanying consolidated balance sheets. No compensation expense was recorded related to these transaction. As of December 31, 2005, approximately $432,000 of indebtedness was owed by current employees to the Company, and no current or former directors or executive officers had any loans outstanding.

4. Earnings Per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31, 2005 and 2004, and for the period February 14, 2003 (inception) through December 31, 2003:

			For the period
			February 14, 2003
	For the year ended	For the year ended	(inception) through
	December 31, 2005	December 31, 2004	December 31, 2003
Net income (loss)	$3,601,945	$1,623,928	$(240,871)

Denominator for basic weighted average shares	7,670,219	7,649,855	3,229,119
Dilutive effect of stock options (1)	53,001	58,679	—

Denominator for diluted weighted average shares	7,723,220	7,708,534	3,229,119

Basic earnings (loss) per common share	$0.47	$0.21	$(0.07)

Diluted earnings (loss) per common share	$0.47	$0.21	$(0.07)

(1)	The dilutive effect of options outstanding for the period ending December 31, 2003 in the amount of 28,301 shares are not included in the calculation as they are anti-dilutive.
5. Real Estate
A summary of the 30 properties held by the Company as of December 31, 2005 is as follows:

		Square Footage
Date Acquired	Location	(unaudited)	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$5,020,471
Jan-04	Canton, Ohio	54,018	Office and Warehouse	3,491,506
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,370,654
Jun-04	Charlotte, North Carolina	64,500	Office	9,004,794
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	5,008,554
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,429,249
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,886,764
Sep-04	Austin, Texas	51,993	Flexible Office	7,117,245
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	904,066
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	6,003,634
Oct-04	Granby, Quebec	99,981	Commercial and Manufacturing	2,957,863
Oct-04	Montreal, Quebec	42,490	Commercial and Manufacturing	1,818,275
Feb-05	San Antonio, Texas	60,245	Flexible Office	8,146,675
Feb-05	Columbus, Ohio	39,000	Industrial	2,738,728
Apr-05	Big Flats, New York	120,000	Industrial	6,643,119
May-05	Wichita, Kansas	69,287	Office	11,102,219
May-05	Arlington, Texas	64,000	Warehouse and Bakery	3,999,604
Jun-05	Dayton, Ohio	59,894	Office	2,383,797
Jul-05	Eatontown, New Jersey	30,268	Office	4,816,613
Jul-05	Franklin Township, New Jersey	183,000	Office and Warehouse	8,128,717
Jul-05	Duncan, South Carolina	278,020	Office and Manufacturing	15,119,915
Aug-05	Hazelwood, Missouri	51,155	Office and Warehouse	3,016,328
Sep-05	Angola, Indiana	52,080	Industrial	1,012,861
Sep-05	Angola, Indiana	50,000	Industrial	1,134,434
Sep-05	Rock Falls, Illinois	52,000	Industrial	1,012,861
Oct-05	Newburyport, Massachusetts	70,598	Industrial	7,119,862
Oct-05	Clintonville, Wisconsin	291,142	Industrial	5,281,639
Dec-05	Maple Heights, Ohio	347,218	Industrial	11,842,127
Dec-05	Richmond, Virginia	42,213	Office	6,061,860
Dec-05	Toledo, Ohio	23,368	Office	3,060,327

		3,260,359		$161,634,761

The following table sets forth the components of the Company’s investments in real estate:

	December 31, 2005	December 31, 2004
Real estate:
Land	$20,329,568	$7,669,000
Building	141,660,553	52,641,933
Tenant improvements	3,053,518	940,522
Accumulated depreciation	(3,408,878)	(785,125)

Real estate, net	$161,634,761	$60,466,330

On February 10, 2005, the Company acquired a 60,245 square foot flexible office building in San Antonio, Texas for approximately $9.0 million, including transaction costs, which was funded using a portion of the net proceeds from the Company’s initial public offering. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The lease provides for annual rents of approximately $753,000 in 2006, with prescribed escalations thereafter.
On February 10, 2005, the Company acquired a 39,000 square foot industrial building in Columbus, Ohio for approximately $3.4 million, including transaction costs, which funded using a portion of the net proceeds from the Company’s initial public offering. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately ten years at the time of assignment. The lease provides for annual rents of approximately $318,000 in 2006, with prescribed escalations thereafter.
On April 15, 2005, the Company acquired a 120,000 square foot industrial building in Big Flats, New York for approximately $7.1 million, including transaction costs, which was funded using a portion of the net proceeds from the Company’s initial public offering. At closing,, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment. The lease provides for annual rents of approximately $616,000 in 2006, with prescribed escalations thereafter.
On May 18, 2005, the Company acquired the leasehold interest in a 69,287 square foot office building in Wichita, Kansas for approximately $13.4 million, including transaction costs, which was funded using borrowings from the Company’s line of credit and proceeds the Company received from a long-term mortgage on the Canton, North Carolina property. Under the terms of the leasehold interest, the Company has a capital lease with the City of Wichita because of a bargain purchase option contained within the lease that gives the Company the right to purchase the land and building for $1,000. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.3 million in 2006, with prescribed escalations thereafter.
On May 26, 2005, the Company acquired a 64,000 square foot warehouse and bakery in Arlington, Texas for approximately $5.3 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately eight years at the time of assignment, and the tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $521,000 in 2006, with prescribed escalations thereafter.
On June 30, 2005, the Company acquired a 59,894 square foot office building in Dayton, Ohio for approximately $2.7 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately thirteen years at the time of assignment. The tenant also has the ability to terminate the lease in eight years with nine months notice to the Company prior to the effective date of termination. The tenant also has two options to extend for additional periods of five years each. The lease provides for annual rents of approximately $240,000 in 2006, with prescribed escalations thereafter.
On July 7, 2005, the Company acquired a 30,268 square foot office building in Eatontown, New Jersey for approximately $5.6 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $507,000 in 2006, with prescribed escalations thereafter.
On July 11, 2005, the Company acquired a 183,000 square foot office and warehouse building in Franklin Township, New Jersey for approximately $8.2 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing,, the Company extended a fifteen year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease also has a provision whereby the tenant may purchase the property from the Company on or around the eleventh anniversary of the purchase date for $9.1 million. The lease provides for annual rents of approximately $809,000 in 2006, with prescribed escalations thereafter.
On July 14, 2005, the Company acquired a 278,020 square foot office and manufacturing building in Duncan, South Carolina for approximately $19.2 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $1.9 million in 2006, with prescribed escalations thereafter.
On August 5, 2005, the Company acquired a 51,155 square foot office and warehouse building in Hazelwood, Missouri for approximately $3.2 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing,, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The lease provides for annual rents of approximately $277,000 in 2006, with prescribed escalations thereafter.
On September 2, 2005, the Company acquired three separate properties from a single seller: a 52,080 square foot industrial building in Angola, Indiana; a 50,000 square foot industrial building located in Angola, Indiana; and a 52,000 square foot industrial building located in Rock Falls, Illinois. These three properties were acquired for an aggregate cost to the Company of approximately $3.2 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company extended a fifteen year triple net lease with the tenant of each building. The lease provides for annual rents of approximately $281,000 in 2006, with prescribed escalations thereafter.
On October 17, 2005, the Company acquired a 70,598 square foot industrial building in Newburyport, Massachusetts for approximately $7.8 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing,, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment. The tenant also has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $669,000 in 2006, with prescribed escalations thereafter.
On October 31, 2005, the Company acquired a 291,142 square foot industrial manufacturing facility in Clintonville, Wisconsin for approximately $5.3 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company extended a fifteen year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $500,000 in 2006, with prescribed escalations thereafter.
On December 21, 2005, the Company acquired a 347,218 square foot industrial facility in Maple Heights, Ohio for approximately $13.6 million, including transaction costs, which was funded using proceeds from the financing of three of its properties on December 21, 2005. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately ten years at the time of assignment, and the tenant has two options to extend the lease for additional periods of ten years each. The lease provides for annual rents of approximately $1.1 million in 2006, with prescribed escalations thereafter.
On December 30, 2005, the Company acquired a 42,213 square foot office facility in Richmond, Virginia for approximately $6.3 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately five years at the time of assignment. The lease provides for annual rents of approximately $793,000 in 2006, with prescribed escalations thereafter.
On December 30, 2005, the Company acquired a 23,368 square foot medical office facility in Toledo, Ohio for approximately $3.6 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately five years at the time of assignment, and the tenant has one option to extend the lease for additional period of five years. The lease provides for annual rents of approximately $327,000 in 2006, with prescribed escalations thereafter.
In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the year ended December 31, 2005 as follows:

			Tenant	Lease	Deferred Rent	Total Purchase
	Land	Building	Improvements	Intangibles	Asset	Price
San Antonio, Texas	$843,000	$6,817,984	$718,439	$664,218	—	$9,043,641
Columbus, Ohio	410,000	2,379,947	5,161	243,063	395,000	3,433,171
Big Flats, New York	275,000	6,492,984	—	337,589	—	7,105,573
Wichita Kansas	1,525,000	9,633,478	119,182	606,701	1,587,822	13,472,183
Arlington, Texas	635,964	3,350,586	68,246	1,300,087	12,024	5,366,907
Dayton, Ohio	525,000	1,449,856	444,137	392,741	—	2,811,734
Eatontown, New Jersey	1,350,630	3,388,970	131,091	774,996		5,645,687
Franklin Township, New Jersey	1,800,000	6,410,908	—	—	—	8,210,908
Duncan, South Carolina	977,898	14,325,669	—	3,980,102	—	19,283,669
Hazelwood, Missouri	763,178	2,257,115	21,463	165,285	—	3,207,041
Angola, Indiana & Rock Falls, Illinois	257,732	2,927,444	—	—	—	3,185,176
Newburyport, Massachusetts	628,690	6,532,839	—	688,177	—	7,849,706
Clintonville, Wisconsin	60,612	5,243,435	—	—	—	5,304,047
Maple Heights, Ohio	1,608,976	9,799,518	458,392	1,771,081	—	13,637,967
Richmond, Virginia	735,820	5,264,349	61,691	216,151	—	6,278,011
Toledo, Ohio	263,068	2,712,065	85,194	604,513	—	3,664,840

	$12,660,568	$88,987,147	$2,112,996	$11,744,704	$1,994,846	$117,500,261

Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at December 31, 2005 are as follows:

Year	Rental Payments
2006	$17,564,150
2007	17,832,549
2008	18,166,610
2009	17,351,126
2010	16,637,981
Thereafter	79,054,040
Lease payments for certain properties, where payments are denominated in Canadian dollars, have been translated to US dollars using the exchange rate as of December 31, 2005 for the purposes of the table above.
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however, the Company would be required to pay property taxes on the respective property in the event the tenant fails to pay them. The total property taxes, on an annual basis, for all properties outstanding as of December 31, 2005 is summarized in the table below:

Location	Real Estate Taxes
Raleigh, North Carolina	$45,743
Canton, Ohio	6,374
Akron, Ohio	81,933
Charlotte, North Carolina	65,724
Canton, North Carolina	47,877
Snyder Township, Pennsylvania	99,222
Lexington, North Carolina	21,102
Austin, Texas	167,499
Norfolk, Virginia	11,570
Mt. Pocono, Pennsylvania	115,232
Granby, Quebec	38,201
Montreal, Quebec	81,944
San Antonio, Texas	159,551
Columbus, Ohio	37,610
Big Flats, New York	24,594
Wichita, Kansas	5,222
Arlington, Texas	63,520
Dayton, Ohio	49,156
Eatontown, New Jersey	53,240
Franklin Township, New Jersey	140,280
Duncan, South Carolina	319,757
Hazelwood, Missouri	75,876
Angola, Indiana	12,934
Angola, Indiana	12,934
Rock Falls, Illinois	17,723
Newburyport, Massachusetts	27,663
Clintonville, Wisconsin	129,803
Maple Heights, Ohio	336,163
Richmond, Virginia	39,024
Toledo, Ohio	38,146

$2,325,617

6. Mortgage Notes Receivable
On February 18, 2004, the Company originated a promissory mortgage note in the amount of $11,170,000 collateralized by property in Sterling Heights, Michigan. The note was issued from a portion of the net proceeds of the Company’s initial public offering. The note accrues interest at the greater of 11% per year or the one month LIBOR rate plus 5% per year, and is for a period of 10 years maturing on February 18, 2014. At December 31, 2005, the outstanding balance of the note was $11,025,815.
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million on an office building in McLean, Virginia, where the Company’s Adviser is a subtenant in the building. The loan was funded using a portion of the net proceeds from the Company’s initial public offering. This 12 year mortgage loan, collateralized by the McLean property, accrues interest at the greater of 7.5% per year or the one month LIBOR rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term.
7. Dividends Declared per Share
The Company commenced paying a monthly dividend in 2005. The following table summarizes the dividends paid from inception through December 31, 2005:

Record Date	Payment Date	Dividend per Share
December 31, 2003	January 15, 2004	$0.01
March 31, 2004	April 15, 2004	$0.12
June 25, 2004	July 9, 2004	$0.12
September 24, 2004	October 8, 2004	$0.12
December 23, 2004	January 5, 2005	$0.12
January 17, 2005	January 31, 2005	$0.06
February 14, 2005	February 25, 2005	$0.06
March 16, 2005	March 30, 2005	$0.06
April 15, 2005	April 29, 2005	$0.08
May 13, 2005	May 27, 2005	$0.08
June 16, 2005	June 30, 2005	$0.08
July 21, 2005	July 29, 2005	$0.08
August 23, 2005	August 31, 2005	$0.08
September 22, 2005	September 30, 2005	$0.08
October 21, 2005	October 31, 2005	$0.10
November 21, 2005	November 30, 2005	$0.10
December 21, 2005	December 30, 2005	$0.10

Of the $1.08 per share paid by the Company in 2005, 50.4458% was deemed to be paid from ordinary income and 49.5542% was deemed to be a return of capital; of the $0.37 per share paid by the Company in 2004, 68.9705% was deemed to be paid from ordinary income and 31.029450% was deemed to be a return of capital.

8. Segment Information
As of December 31, 2005, the Company’s operations are derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. For the period February 14, 2003 (inception) through December 31, 2003, there was no activity relating to segments because the Company began operations late in 2003. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the years ended December 31, 2005 and 2004:

	As of and for the Year Ended December 31, 2005
		Real Estate
	Real Estate Leasing	Lending	Other	Total
Operating revenues	$11,549,539	$1,915,795	$—	$13,465,334
Operating expenses	(3,651,119)	—	(3,693,894)	(7,345,013)
Other income (loss)	—	—	(2,299,819)	(2,299,819)
Net realized and unrealized loss from foreign currency	(218,557)	—	—	(218,557)

Net income (loss)	$7,679,863	$1,915,795	$(5,993,713)	$3,601,945

Total Assets	$179,848,595	$21,096,564	$6,101,795	$207,046,954

	As of and for the Year Ended December 31, 2004
		Real Estate
	Real Estate Leasing	Lending	Other	Total
Operating revenues	$3,331,215	$981,187	$—	$4,312,402
Operating expenses	(973,345)	—	(2,329,788)	(3,303,133)
Other income (loss)	—	—	614,659	614,659
Net realized and unrealized loss from foreign currency	—	—	—	—

Net income (loss)	$2,357,870	$981,187	$(1,715,129)	$1,623,928

Total Assets	$64,889,448	$11,301,364	$29,394,282	$105,585,094

9. Line of Credit
On February 28, 2005, the Company entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company. This line of credit initially provided the Company with up to $50 million of financing, with an option to increase the line of credit up to a maximum of $75 million upon agreement of the syndicate of banks. On July 6, 2005, the Company amended the line of credit to increase the maximum availability under the line from $50 million to $60 million. The line of credit matures on February 28, 2008. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits and, as of December 31, 2005, the Company is in compliance with all financial and operating covenants. For example, as is customary with such line of credit facilities, the maximum amount the Company may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that the Company has pledged as collateral to the banks. As the Company arranges for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of

December 31, 2005, there was $43.6 million outstanding under the line of credit at an interest rate of 6.31% per year.
10. Mortgage Notes Payable
On March 16, 2005, the Company borrowed approximately $3.2 million pursuant to a long-term note payable from Key Bank National Association, which is collateralized by a security interest in its Canton, North Carolina property. The note accrues interest at an initial interest rate of 6.33% per year until the anticipated repayment date of April 1, 2010. Monthly payments on the note are based upon a 25 year term, with both principal and interest being paid each month. If the note is not repaid before the anticipated repayment date, interest will accrue on the remaining outstanding principal balance from and after the anticipated repayment date at the greater of the initial interest rate plus 2%, or the treasury rate for the week ending prior to the anticipated repayment date plus 2%. The Company may repay this note at any time after June 23, 2009 and not be subject to a prepayment penalty. The note matures on April 1, 2030, however the Company expects to repay the note in full prior to the anticipated repayment date. The Company used the proceeds from the note to acquire additional investments for its portfolio. The outstanding balance on the note at December 31, 2005 was approximately $3.1 million.
On July 19, 2005, the Company, through wholly-owned subsidiaries, entered into two separate long-term notes payable with the RBC Life Insurance Company, which are collateralized by its Canadian Properties. The Company borrowed $2.1 million in Canadian dollars, which translated to approximately $1.7 million in US dollars as of July 19, 2005, and the loan is collateralized by a security interest in its Montreal, Quebec property. The Company borrowed an additional $3.4 million in Canadian dollars, which translated to approximately $2.8 million in US dollars as of July 19, 2005, and the loan is collateralized by a security interest in its Granby, Quebec property. These notes both accrue interest at an interest rate of 5.22% per year. Monthly payments on the notes are based upon a 25 year term, with both principal and interest being paid each month. The notes mature on August 1, 2015, and the Company does not have the right to prepay the principal amount prior to the maturity date on either note. The Company used the proceeds from the notes to pay down its line of credit. The outstanding balance on the notes at December 31, 2005 was approximately $4.6 million.
On August 25, 2005, the Company, through wholly-owned subsidiaries, borrowed approximately $21.8 million pursuant to a long-term note payable from Bank of America, N.A., which is collateralized by security interests in its Charlotte, North Carolina property and its Duncan, South Carolina property, of approximately $7.1 million and $14.7 million, respectively. The note accrues interest at a rate of 5.331% per year. The Company may repay this note at any time after June 1, 2015 and not be subject to a prepayment penalty. The note matures on September 1, 2015. The Company used the proceeds from the note to pay down its line of credit. The outstanding balance on the note at December 31, 2005 was approximately $21.8 million.
On September 12, 2005, the Company, through a wholly-owned subsidiary, borrowed approximately $12.6 million pursuant to a long-term note payable from JP Morgan Chase Bank, N.A., which is collateralized by security interests in its Akron, Ohio property, its Canton, Ohio property, and its Dayton, Ohio property for approximately $7.6 million, $3.0 million, and $2.0 million, respectively. The note accrues interest at a rate of 5.21% per year. The note matures on September 1, 2015, and the Company may not repay this note at any time before maturity. The Company used the proceeds from the note to pay down its line of credit. The outstanding balance on the note at December 31, 2005 was approximately $12.6 million.
On December 21, 2005, the Company, through wholly-owned subsidiaries, borrowed approximately $19.5 million pursuant to a long-term note payable from Countrywide Commercial Real Estate Finance, Inc, which is collateralized by security interests in its Columbus, Ohio property, its Maple Heights, Ohio property, and its Snyder Township, Pennsylvania property for $2.8 million, $10.9 million and $5.8 million, respectively. The note accrues interest at a rate of 5.7107% per year. The Company used the proceeds from the note to acquire its Maple Heights, Ohio property and to pay down its line of credit. The outstanding balance on the note at December 31, 2005 was approximately $19.5 million.

11. Quarterly Financial Information (unaudited)
The following table represents the quarterly results of operations for the years ended December 31, 2005 and December 31, 2004, certain amounts from prior quarters financial statements have been reclassified to conform to the below presentation. These reclassifications had no effect on previously reported net income.

		Year ended December 31, 2005
			Quarter ended
	Quarter ended	Quarter ended	September 30,	Quarter ended
	March 31, 2005	June 30, 2005	2005	December 31, 2005
Operating revenues	$2,144,633	$2,776,443	$4,035,952	$4,508,306
Operating expenses(1)	1,672,344	1,387,827	2,063,851	2,220,991
Income before realized and unrealized losses	535,276	1,152,241	1,091,980	1,041,005
Net income (loss)	535,184	1,149,531	867,411	1,049,819

Basic earnings (loss) per share	$0.07	$0.15	$0.11	$0.14
Diluted earnings (loss) per share	0.07	0.15	0.11	0.14

Weighted average shares outstanding — basic	7,667,000	7,669,802	7,672,000	7,672,000
Weighted average shares outstanding — diluted	7,733,335	7,692,639	7,725,667	7,737,297

(1)	Interest expense was included in operating expenses in previous quarters and is now reflected as a separate line item included in income before realized and unrealized losses.

		Year ended December 31, 2004
			Quarter ended
	Quarter ended	Quarter ended	September 30,	Quarter ended
	March 31, 2004	June 30, 2004	2004	December 31, 2004
Operating revenues	$331,192	$682,670	$1,350,735	$1,947,805
Operating expenses	696,958	712,918	820,663	1,072,594
Income before realized and unrealized losses	(193,305)	132,275	685,038	999,920
Net income (loss)	(193,305)	132,275	685,038	999,920

Basic earnings (loss) per share	$(0.03)	$0.02	$0.09	$0.13
Diluted earnings (loss) per share	(0.03)	0.02	0.09	0.13

Weighted average shares outstanding — basic	7,642,000	7,642,000	7,648,250	7,667,000
Weighted average shares outstanding — diluted	7,642,000	7,695,134	7,697,079	7,725,434
12. Pro Forma Financial Information (unaudited)
The Company acquired 18 properties during 2005. The following table reflects pro-forma financial information as if all 18 properties acquired in 2005 were acquired on January 1, 2005 and January 1, 2004:

	For the year ended	For the year ended
	December 31, 2005	December 31, 2004
Operating Data:
Total operating revenue	$19,109,386	$9,956,454
Total operating expenses	(10,716,145)	(6,674,265)
Other income (expense)	(2,299,819)	614,659

Income before realized and unrealized losses	6,093,422	3,896,848
Realized and unrealized loss from foreign currency	(218,557)	—

Net income (loss)	5,874,865	3,896,848

Share and Per Share Data:
Basic net income (loss)	$0.77	$0.51
Diluted net income (loss)	$0.76	$0.51
Weighted average shares outstanding — basic	7,670,219	7,649,855
Weighted average shares outstanding — diluted	7,723,220	7,708,534

The Company acquired 11 properties during 2004.The following table reflects pro-forma financial information as if all 11 properties acquired in 2004 were acquired on January 1, 2004 and February 14, 2003 (inception):

		For the period February 14,
	For the year ended	2003 (inception) through
	December 31, 2004	December 31, 2003
Operating Data:
Total operating revenue	$7,726,722	$2,999,710
Total operating expenses	(4,615,013)	(1,705,043)
Other income (expense)	614,659	304,097

Income before realized and unrealized losses	3,726,368	1,598,764
Realized and unrealized loss from foreign currency	—	—

Net income (loss)	3,726,368	1,598,764

Share and Per Share Data:
Basic net income (loss)	$0.49	$0.50
Diluted net income (loss)	$0.48	$0.50
Weighted average shares outstanding-basic	7,649,855	3,229,119
Weighted average shares outstanding-diluted	7,708,534	3,229,119
13. Subsequent Events
On January 10, 2006, the Board of Directors declared cash dividends of $0.12 per common share for each of the months of January, February and March of 2006. Monthly dividends will be payable on January 31, 2006, February 28, 2006 and March 31, 2006, to those shareholders of record for those dates on January 19, 2006, February 20, 2006 and March 23, 2006, respectively.
On January 18, 2006, the Company completed the public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), par value $0.001 per share, at a price of $25.00 per share, under the Company’s shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. The preferred stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at the election of the Company on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The closing of the offering occurred on January 26, 2006, and the stock is traded on the Nasdaq National Market under the trading symbol “GOODP.” Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.8 million and the net proceeds were used to repay outstanding indebtedness under the Company’s line of credit.
On February 6, 2006, the board of directors declared its prorated cash dividend for January of $0.0215278; and the monthly cash dividends of $0.1614583 for each of the months of February and March of 2006, for the Company’s Preferred Stock. Monthly dividends will be payable on February 28, 2006 and March 31, 2006, to those shareholders of record for those dates on February 17, 2006 and March 20, 2006, respectively.
On February 6, 2006, the board of directors voted to proceed with a proxy solicitation to stockholders in which the stockholders would consider a proposal to enter into a new advisory agreement with the Company’s Adviser, which would provide for a performance-based incentive structure, rather than the structure under the current advisory agreement which provides for a pass through of costs incurred by the Company’s Adviser in connection with the management of operations. A preliminary proxy statement was filed with the Securities and Exchange Commission, (“SEC”), on February 14, 2006 describing the new management advisory agreement, and the Company intends to present this proposal to approve the terms of the new agreement to its stockholders at the Company’s 2006 Annual Meeting of Stockholders to be held on May 24, 2006.
On February 15, 2006, the Company acquired a 150,000 square foot industrial facility in South Hadley, Massachusetts for $3.5 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately four years at the time of assignment, and the tenant has one option to extend the lease for additional period of five years. The lease provides for annual rents of approximately $353,000 in 2007, with prescribed escalations thereafter.
On February 21, 2006, the Company acquired four office buildings located in the same business park in Champaign, Illinois, from a single seller totaling 108,262 square feet. The Company acquired the four properties for approximately $15.1 million, including transaction costs, which was funded by a combination of borrowings from the existing line of credit, and the assumption of approximately $10.0 million of financing on the property. At closing, the Company was assigned the previously existing triple net leases with the sole tenant, which had remaining terms ranging from five to six years at the time of assignment, and the tenant has options to extend each lease for additional periods of three years each. The leases provide for annual rents of approximately $1.3 million in 2007.
On February 21, 2006, the Company acquired a 359,540 square foot office building in Roseville, Minnesota for approximately $29.7 million, including transaction costs, which was funded by a combination of borrowings from the existing line of credit, and the assumption of approximately $20.0 million of financing on the property. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment, and the tenant has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $2.4 million in 2007, with prescribed escalations thereafter.
On February 21, 2006, the Company assumed approximately $10.0 million pursuant to a long-term note payable from Wells Fargo Bank, National Association, in connection with the Company’s acquisition, on the same date, of a property located in Champaign, Illinois. The note accrues interest at a rate of 5.91% per year, and the Company may not repay this note prior to the last 3 months of the term, or the Company would be subject to a prepayment penalty. The note matures on December 1, 2013.
On February 21, 2006, the Company assumed approximately $20.0 million pursuant to a long-term note payable from Greenwich Capital Financial Products, Inc, in connection with the Company’s acquisition, on the same date, of a property located in Roseville, Minnesota. The note accrues interest at a rate of 5.20% per year, and the Company may not repay this note prior to the last 3 months of the term, or the Company would be subject to a prepayment penalty. The note matures on June 1, 2014.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

		Initial Cost			Total Cost
				Costs Capitalized
			Buildings &	Subsequent to		Buildings &		Accumulated	Net	Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (1)	Real Estate	Acquired
Raleigh, North Carolina, Office Building	$—	$960,000	$4,480,772	$—	$960,000	$4,480,772	$5,440,772	$420,301	$5,020,471	12/23/2003

Canton, Ohio, Office & Warehouse Building	2,950,000	425,000	3,225,000	—	425,000	3,225,000	3,650,000	158,494	3,491,506	1/30/2004

Akron, Ohio, Office & Laboratory Building	7,560,000	1,974,000	6,676,417	19,782	1,974,000	6,696,199	8,670,199	299,545	8,370,654	4/29/2004
Charlotte, North Carolina, Office Building	7,125,000	760,000	8,515,396	59,190	760,000	8,574,586	9,334,586	329,792	9,004,794	6/30/2004

Canton, North Carolina, Commercial & Manufacturing Building	3,113,102	150,000	5,050,000	—	150,000	5,050,000	5,200,000	191,446	5,008,554	7/6/2004
Snyder Township, Pennsylvania, Commercial & Warehouse Building	5,760,000	100,000	6,561,985	6,907	100,000	6,568,892	6,668,892	239,643	6,429,249	8/5/2004
Lexington, North Carolina, Commercial & Warehouse Building	—	850,000	2,106,845	6,637	850,000	2,113,482	2,963,482	76,718	2,886,764	8/5/2004
Austin, Texas, Office Building	—	1,000,000	6,295,794	46,095	1,000,000	6,341,889	7,341,889	224,644	7,117,245	9/16/2004

Norfolk, Virginia, Commercial & Manufacturing Building	—	190,000	718,663	18,190	190,000	736,853	926,853	22,787	904,066	10/15/2004

Mt. Pocono, Pennsylvania, Commercial & Manufacturing Building	—	350,000	5,818,703	18,430	350,000	5,837,133	6,187,133	183,499	6,003,634	10/15/2004

Granby, Quebec, Commercial & Manufacturing Building	2,897,711	206,000	2,729,130	110,186	206,000	2,839,316	3,045,316	87,453	2,957,863	10/15/2004
Montreal, Quebec, Commercial & Manufacturing Building	1,747,148	704,000	1,057,933	91,870	704,000	1,149,803	1,853,803	35,528	1,818,275	10/15/2004
San Antonio, Texas, Flexible Office Building		843,000	7,513,750	22,673	843,000	7,536,423	8,379,423	232,748	8,146,675	2/10/2005
Columbus, Ohio, Industrial Building	2,800,000	410,000	2,385,108	—	410,000	2,385,108	2,795,108	56,380	2,738,728	2/10/2005
Big Flats, New York, Industrial Building	—	275,000	6,459,318	33,666	275,000	6,492,984	6,767,984	124,865	6,643,119	4/15/2005
Wichita, Kansas, Office Building	—	1,525,000	9,702,731	49,929	1,525,000	9,752,660	11,277,660	175,441	11,102,219	5/18/2005
Arlington, Texas, Warehouse & Bakery Building	—	635,964	3,381,228	37,604	635,964	3,418,832	4,054,796	55,192	3,999,604	5/26/2005
Dayton, Ohio, Office Building	2,078,000	525,000	1,833,771	60,222	525,000	1,893,993	2,418,993	35,196	2,383,797	6/30/2005
Eatontown, New Jersey, Office Building	—	1,350,630	3,520,061	—	1,350,630	3,520,061	4,870,691	54,078	4,816,613	7/7/2005
Frankling Township, New Jersey, Office & Warehouse Building	—	1,800,000	6,410,908	—	1,800,000	6,410,908	8,210,908	82,191	8,128,717	7/11/2005
Duncan, South Carolina, Office & Manufacturing Building	14,632,000	977,898	14,285,738	39,935	977,898	14,325,673	15,303,571	183,656	15,119,915	7/14/2005
Hazelwood, Missouri, Office & Warehouse Building	—	763,178	2,248,616	29,962	763,178	2,278,578	3,041,756	25,428	3,016,328	8/5/2005
Angola, Indiana, Industrial Building	—	72,943	948,258	—	72,943	948,258	1,021,201	8,340	1,012,861	9/2/2005
Angola, Indiana, Industrial Building	—	145,886	996,887	—	145,886	996,887	1,142,773	8,339	1,134,434	9/2/2005
Rock Falls, Illinois, Industrial Building	—	38,903	982,299	—	38,903	982,299	1,021,202	8,341	1,012,861	9/2/2005
Newburyport, Massachusetts, Industrial Building	—	628,690	6,504,056	28,783	628,690	6,532,839	7,161,529	41,667	7,119,862	10/17/2005
Clintonville, Wisconsin, Industrial Manufacturing Building	—	60,612	5,243,435	—	60,612	5,243,435	5,304,047	22,408	5,281,639	10/31/2005
Maple Heights, Ohio, Industrial Building	10,896,000	1,608,976	10,257,910	—	1,608,976	10,257,910	11,866,886	24,759	11,842,127	12/21/2005
Richmond, Virginia Industrial Building	—	735,820	5,326,040	—	735,820	5,326,040	6,061,860	—	6,061,860	12/30/2005
Toledo, Oho Industrial Building	—	263,068	2,797,259	—	263,068	2,797,259	3,060,327	—	3,060,327	12/30/2005

	$61,558,961	$20,329,568	$144,034,011	$680,061	$20,329,568	$144,714,072	$165,043,640	$3,408,879	$161,634,761

(1) Depreciable life of all buildings is 39 years. Depreciable life of all improvements is the life of the respective leases on each building, which range from 5-20 years.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2005, and 2004 and for the period from February 14, 2003 (inception) through December 31, 2003:

			For the period February 14,
	For the year ended	For the year ended	2003 (inception) through
	December 31, 2005	December 31, 2004	December 31, 2003
Balance at beginning of period	$61,251,455	$5,440,772	$—
Additions during period	103,792,185	55,810,683	5,440,772

Balance at end of period	$165,043,640	$61,251,455	$5,440,772

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2005, and 2004 and for the period from February 14, 2003 (inception) through December 31, 2003:

			For the period February 14,
	For the year ended	For the year ended	2003 (inception) through
	December 31, 2005	December 31, 2004	December 31, 2003
Balance at beginning of period	$785,125	$4,619	$—
Additions during period	2,623,754	780,506	4,619

Balance at end of period	$3,408,879	$785,125	$4,619

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2005

			Final				Carrying	Principal Amount of Loans
			Maturity			Face Amount	Amount of	Subject to Delinquent
Location of Real Estate	Type of Loan	Interest Rate	Date	Periodic Payment Term	Prior Lien	of Mortgage	Mortgage	Principal or Interest
		1 month LIBOR +4%;		Monthly payment based upon a 25 year amortization term, which variates based on LIBOR, with a floor of 11%. Balloon
Sterling Heights, Michigan	First Mortgage	Floor of 10%	2/18/2014	payment at maturity is $9,659,388.28.	—	$11,170,000	$11,025,815	$—

		1 month LIBOR +6%; Floor of 7.5%, Ceiling of		Monthly payment based upon a 24 year amortization term, which variates based on LIBOR, with a floor of 7.5% and a
McLean, Virginia	First Mortgage	10%	5/30/2017	ceiling of 10%. Balloon payment at maturity is $8,488,577.88.	—	$10,000,000	$10,000,000	$—

						$21,170,000	$21,025,815

The following table reconciles the change in the balance of mortgage loans on real estate during the years ended December 31, 2005, and 2004 and for the period from February 14, 2003 (inception) through December 31, 2003:

			For the period February 14,
	For the year ended	For the year ended	2003 (inception) through
	December 31, 2005	December 31, 2004	December 31, 2003
Balance at beginning of period	$11,107,717	$—	$—
New mortgage loans	10,000,000	11,170,000	—
Collections of principal	(81,902)	(62,283)

Balance at end of period	$21,025,815	$11,107,717	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2005, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective in timely alerting management of material information about the Company required to be included in our periodic Securities and Exchange Commission filings. However, while evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K, which expresses unqualified opinions on management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005.
c) Attestation Report of the Registered Public Accounting Firm
Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10K.
d) Change in Internal Control over Financial Reporting
There were no changes in internal controls for the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
     We will file a definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2006 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors and Executive Officers of the Registrant
     The information required by Item 10 is hereby incorporated by reference from our 2006 Proxy Statement under the captions “Election of Directors,” “Certain Additional Information about our Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”
Item 11. Executive Compensation
     The information required by Item 11 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Compensation of Directors and Executive Officers.”
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information required by Item 12 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions
     The information required by Item 13 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions.”
Item 14. Principal Accountant Fees and Services
     The information required by Item 14 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
a. DOCUMENTS FILED AS PART OF THIS REPORT
1. The following financial statements are filed herewith:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004
Consolidated Statements of Operations for the years ended December 31, 2005, December 31, 2004 and for the period February 14, 2003(inception) through December 31, 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, December 31, 2004 and for the period February 14, 2003(inception) through December 31, 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004 and for the period February 14, 2003(inception) through December 31, 2003
Notes to Financial Statements
2. Financial statement schedules
Schedule III – Real Estate and Accumulated Depreciation is filed herewith.
Schedule IV – Mortgage Loans on Real Estate is filed herewith. All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements are notes thereto.
3. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:
Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed June 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3†
Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.1†
Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed on January 19, 2006.

10.1†
Amended and Restated Advisory Agreement between Gladstone Commercial Corporation and Gladstone Management Corporation, dated August 7, 2003, incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

10.2†	2003 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to Pre-

Exhibit	Description of Document
Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-106024), filed July 22, 2003.

10.3†
Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated July 17, 2003, incorporated by reference to Exhibit 10.3 to Pre -Effective Amendment No. 1 to the Registration Statement on Form S -11 (File No. 333-106024), filed July 22, 2003.

10.4†
Real Property Purchase and Sale Agreement between 3058348 Nova Scotia Company, 3058349 Nova Scotia Company and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.4 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.5†
Real Property Purchase and Sale Agreement between PBC – Pocono, L.L.C., PBC– Norfolk, L.L.C. and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.6†
Trademark License Agreement, dated December 20, 2004, between Gladstone Commercial Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.6 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.7†	Amendment No. 2 to the 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.8†
First Amendment to Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated September 1, 2004, incorporated by reference to Exhibit 10.8 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.9†
Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of February 28, 2005, incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K (File No. 000-50363), filed March 1, 2005.

10.10†
Promissory Note between Key Bank National Association and CMI04 Canton NC LLC, dated March 14, 2005, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50363), filed on May 4, 2005.

10.11†
First Amendment to Credit Agreement and Waiver by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of April 21, 2005, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50363), filed on May 4, 2005.

10.12†
Second Amendment to Credit Agreement and Loan Documents by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of July 6, 2005, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-50363), filed on August 2, 2005.

10.13†
Loan Agreement between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed on August 29, 2005.

10.14†	Promissory Note between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to

Exhibit	Description of Document
Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-50363), filed on August 29, 2005.

10.15†
Mortgage and Security Agreement between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005,, incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 000-50363), filed on September 13, 2005.

10.16†
Fixed Rate Note between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K (File No. 000-50363), filed on September 13, 2005.

10.17†
Loan Agreement between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K (File No. 000-50363), filed on December 22, 2005.

10.18†
Promissory Note between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K (File No. 000-50363), filed on December 22, 2005.

10.19†
First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed on February 1, 2006.

10.20†
Loan agreement between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.21†
Assumption agreement between Stonewater Dox Funding LLC, ACI06 Champaign IL LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.21 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.22†
Promissory note between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.22 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.23†
Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006., incorporated by reference to Exhibit 10.23 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.24†
Loan agreement between Stonewater Dox Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.24 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.25†
Loan assumption agreement between Stonewater UIS Funding LLC, and UC06 Roseville MN LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.25 of the Current Report on

Exhibit	Description of Document
Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.26†
Promissory note between Stonewater UIS Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.27†
Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006, incorporated by reference to Exhibit 10.27 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this report)

14†	Code of Business Conduct and Ethics, dated October 11, 2005, incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (File No. 000-50363), filed October 12, 2005.

21	Subsidiaries of Gladstone Commercial Corporation.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: February 28, 2006	By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 28, 2006	By:	/s/ David Gladstone

David Gladstone
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

Date: February 28, 2006	By:	/s/ Terry Lee Brubaker

Terry Lee Brubaker
President, Chief Operating Officer and Director

Date: February 28, 2006	By:	/s/ Harry Brill

Harry Brill
Chief Financial Officer
(principal financial and accounting officer)

Date: February 28, 2006	By:	/s/ David A.R. Dullum

David A.R. Dullum
Director

Date: February 28, 2006	By:	/s/ Anthony W. Parker

Anthony W. Parker
Director

Date: February 28, 2006	By:	/s/ Michela A. English

Michela A. English
Director

Date: February 28, 2006	By:	/s/ Paul Adelgren

Paul Adelgren
Director

Date: February 28, 2006	By:	/s/ Maurice Coulon

Maurice Coulon
Director

Date: February 28, 2006	By:	/s/ John Outland

John Outland
Director

Date: February 28, 2006	By:	/s/ Gerard Mead

Gerard Mead
Director

Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed June 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3†
Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.1†
Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed on January 19, 2006.

10.1†
Amended and Restated Advisory Agreement between Gladstone Commercial Corporation and Gladstone Management Corporation, dated August 7, 2003, incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

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

10.4†
Real Property Purchase and Sale Agreement between 3058348 Nova Scotia Company, 3058349 Nova Scotia Company and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.4 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.5†
Real Property Purchase and Sale Agreement between PBC – Pocono, L.L.C., PBC– Norfolk, L.L.C. and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.6†
Trademark License Agreement, dated December 20, 2004, between Gladstone Commercial Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.6 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.7†	Amendment No. 2 to the 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.8†
First Amendment to Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated September 1, 2004, incorporated by reference to Exhibit 10.8 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.9†
Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of February 28, 2005, incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K (File No. 000-50363), filed March 1, 2005.

Exhibit	Description of Document
10.10†
Promissory Note between Key Bank National Association and CMI04 Canton NC LLC, dated March 14, 2005, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50363), filed on May 4, 2005.

10.11†
First Amendment to Credit Agreement and Waiver by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of April 21, 2005, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50363), filed on May 4, 2005.

10.12†
Second Amendment to Credit Agreement and Loan Documents by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of July 6, 2005, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-50363), filed on August 2, 2005.

10.13†
Loan Agreement between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed on August 29, 2005.

10.14†
Promissory Note between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-50363), filed on August 29, 2005.

10.15†
Mortgage and Security Agreement between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005,, incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 000-50363), filed on September 13, 2005.

10.16†
Fixed Rate Note between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K (File No. 000-50363), filed on September 13, 2005.

10.17†
Loan Agreement between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K (File No. 000-50363), filed on December 22, 2005.

10.18†
Promissory Note between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K (File No. 000-50363), filed on December 22, 2005.

10.19†
First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed on February 1, 2006.

10.20†
Loan agreement between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

Exhibit	Description of Document
10.21†
Assumption agreement between Stonewater Dox Funding LLC, ACI06 Champaign IL LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.21 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.22†
Promissory note between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.22 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.23†
Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006., incorporated by reference to Exhibit 10.23 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.24†
Loan agreement between Stonewater Dox Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.24 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.25†
Loan assumption agreement between Stonewater UIS Funding LLC, and UC06 Roseville MN LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.25 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.26†
Promissory note between Stonewater UIS Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.27†
Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006, incorporated by reference to Exhibit 10.27 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)

14†	Code of Business Conduct and Ethics, dated October 11, 2005, incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (File No. 000-50363), filed October 12, 2005.

21	Subsidiaries of Gladstone Commercial Corporation.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act

Exhibit	Description of Document
of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.