Form 10-Q
period 2006-03-31
GLADSTONE COMMERCIAL CORP
filed 2006-05-02
CIK 1234006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 1, 2006 was 7,709,422.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

PAGE

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	3

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 5. Other Information	42

Item 6. Exhibits	42

SIGNATURES	44

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Real estate, net of accumulated depreciation of $4,562,992 and $3,408,878, respectively	$204,739,533	$161,634,761
Lease intangibles, net of accumulated amortization of $1,902,039 and $1,221,413, respectively	22,593,292	13,947,484
Mortgage notes receivable	21,000,455	21,025,815
Cash and cash equivalents	1,280,038	1,740,159
Restricted cash	1,935,741	1,974,436
Funds held in escrow	1,730,346	1,041,292
Interest receivable – mortgage note	70,586	70,749
Interest receivable – employees	5,548	—
Deferred rent receivable	2,751,382	2,590,617
Deferred financing costs, net of accumulated amortization of $381,970 and $260,099, respectively	2,762,706	1,811,017
Prepaid expenses	471,160	385,043
Deposits on real estate	200,000	600,000
Accounts receivable	266,312	225,581

TOTAL ASSETS	$259,807,099	$207,046,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$108,558,267	$61,558,961
Borrowings under line of credit	22,260,000	43,560,000
Deferred rent liability	3,698,616	—
Asset retirement obligation liability	1,428,964	—
Accounts payable and accrued expenses	743,560	493,002
Due to adviser	196,148	164,155
Rent received in advance, security deposits and funds held in escrow	2,488,362	2,322,300

Total Liabilities	139,373,917	108,098,418

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 1,150,000 shares authorized and 1,000,000 shares issued and outstanding at March 31, 2006	1,000	—
Common stock, $0.001 par value, 18,850,000 shares authorized and 7,672,000 shares issued and outstanding at both December 31, 2005 and March 31, 2006	7,672	7,672
Additional paid in capital	129,245,756	105,502,544
Notes receivable — employees	(432,282)	(432,282)
Distributions in excess of accumulated earnings	(8,388,964)	(6,129,398)

Total Stockholders’ Equity	120,433,182	98,948,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,807,099	$207,046,954

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005
Operating revenues
Rental income	$5,021,485	$1,847,007
Interest income from mortgage notes receivable	552,913	295,583
Tenant recovery revenue	5,623	2,043

Total operating revenues	5,580,021	2,144,633

Operating expenses
Depreciation and amortization	1,834,740	537,755
Management advisory fee	652,742	471,861
Professional fees	202,936	331,244
Taxes and licenses	54,259	128,273
Insurance	82,999	70,383
General and administrative	145,958	132,828
Asset retirement obligation expense	55,143	—
Stock option compensation expense	46,216	—

Total operating expenses	3,074,993	1,672,344

Other income (expense)
Interest income from temporary investments	7,373	94,521
Interest income — employee loans	5,548	4,685
Interest expense	(1,682,948)	(36,219)

Income before realized and unrealized losses	835,001	535,276

Realized and unrealized loss from foreign currency
Net realized loss from foreign currency transactions	(816)	(347)
Net unrealized gain from foreign currency transactions	12,615	255

Total net realized and unrealized gain (loss) from foreign currency	11,799	(92)

Net income	846,800	535,184
Dividends attributable to preferred stock	(344,444)	—

Net income available to common stockholders	$502,356	$535,184

Earnings per weighted average common share
Basic	$0.07	$0.07

Diluted	$0.06	$0.07

Weighted average shares outstanding
Basic	7,672,000	7,667,000

Diluted	7,821,658	7,733,335

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$846,800	$535,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,834,740	537,755
Amortization of deferred financing costs	121,871	16,246
Amortization of deferred rent asset	63,374	6,136
Amortization of deferred rent liability	(80,290)	—
Asset retirement obligation expense	55,143	—
Stock compensation	46,216	—
Unrealized gain from foreign currency transactions	(12,615)	(255)
Changes in assets and liabilities:
Decrease (increase) in mortgage interest receivable	163	(6,314)
(Increase) decrease in employee interest receivable	(5,548)	107
Increase in prepaid expenses	(86,117)	(32,341)
(Increase) decrease in other assets	(40,730)	48,170
Increase in deferred rent receivable	(224,386)	(97,244)
Increase in accounts payable and accrued expenses	250,558	249,075
Increase in due to Adviser	31,993	13,367
Increase in rent received in advance and security deposits	204,757	75,098
Payments to lenders for operating reserves held in escrow	(872,926)	—
Increase in operating reserves from tenants	451,969	—

Net cash provided by operating activities	2,584,972	1,344,984

Cash flows from investing activities:
Real estate investments	(18,302,939)	(12,485,610)
Decrease in restricted cash	38,695	—
Receipts from tenants for capital reserves	301,808	—
Payments to tenants from capital reserves	(230,141)	—
Payments to lenders for capital reserves held in escrow	(414,360)	—
Receipts from lenders for capital reserves held in escrow	35,901	—
Deposits on future acquisitions	(350,000)	(550,000)
Deposits applied against real estate investments	750,000	350,000
Principal repayments on mortgage loans	25,360	25,786

Net cash used in investing activities	(18,145,676)	(12,659,824)

Cash flows from financing activities:
Proceeds from share issuance	25,000,000	—
Offering costs	(1,302,006)	—
Borrowings under mortgage note payable	17,000,000	3,150,000
Principal repayments on mortgage note payable	(117,486)	—
Borrowings from line of credit	35,200,000	—
Repayments on line of credit	(56,500,000)	—
Principal repayments on employee loans	—	208
Payments for deferred financing costs	(1,073,561)	(629,380)
Dividends paid for common and preferred	(3,106,364)	(2,300,100)

Net cash provided by financing activities	15,100,583	220,728

Net decrease in cash and cash equivalents	(460,121)	(11,094,112)
Cash and cash equivalents, beginning of period	1,740,159	29,153,987

Cash and cash equivalents, end of period	$1,280,038	$18,059,875

Cash paid during period for interest	$1,545,821	$8,862

NON-CASH INVESTING ACTIVITIES
Increase in asset retirement obligation	$1,373,820	$—

NON-CASH FINANCING ACTIVITIES
Fixed rate debt assumed in connection with acquisitions	$30,129,654	$—

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
On December 28, 2005, GCLP Business Trust I and GCLP Business Trust II, each a business trust formed under the laws of the Commonwealth of Massachusetts, were established by the Company. On December 31, 2005, the Company transferred its 99% limited partnership interest in the Operating Partnership to GCLP Business Trust I in exchange for 100 trust shares. Also on December 31, 2005, Gladstone Commercial Partners, LLC transferred its 1% general partnership interest in the Operating Partnership to GCLP Business Trust II in exchange for 100 trust shares.

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
Investments in real estate
The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires the purchase price of real estate to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values.
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
Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from nine to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $1,154,114 and $423,643 for the three months ended March 31, 2006 and 2005, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The value of these above-market leases as of March 31, 2006 was $1,753,398, and total amortization related to above-market lease values was $63,374 for the three months ended March 31, 2006. There were no above-market lease values for the three months ended March 31, 2005. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. The value of these below-

market leases as of March 31, 2006 was $3,698,616 and total amortization related to below-market lease values was $80,291 for the three months ended March 31, 2006. There were no below-market lease values for the three months ended March 31, 2005.
The Company has determined that certain of its properties, which were originally not treated as business combinations under SFAS No. 141 because there was not an existing lease in place at the time of acquisition, should have been treated as business combinations when determining the purchase price of the real estate. These properties had leases that were put in place on the date of acquisition and thus were implicitly included in the purchase price and should have been considered as leases in place for purposes of determining if the acquisitions were business combinations. As a result, the Company reallocated approximately $1.2 million of land, building and tenant improvements to intangible assets and recognized additional depreciation of $140,606, offset by increased rental revenue related to below market rents of approximately $28,000, for a net decrease in income of approximately $112,000 for the quarter ended March 31, 2006. Of the additional $112,000 recognized in the quarter ended March 31, 2006, approximately $90,000 relates to periods prior to 2006.
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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from 5 to 20 years. The value of customer relationship intangibles are amortized to expense over the remaining term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets was $680,626 and $114,113 for the three months ended March 31, 2006 and 2005, respectively.
The following table summarizes the net value of other intangible assets and the weighted average amortization period for each major intangible asset class:

	March 31, 2006		December 31, 2005
		Weighted Average		Weighted Average
	Lease Intangibles	Amortization Period	Lease Intangibles	Amortization Period
In-place leases	$10,178,997	11.46	$5,625,736	11.82
Leasing costs	5,302,506	10.95	5,047,033	11.33
Customer relationships	9,013,828	14.79	4,496,128	15.43
Accumulated amortization	(1,902,039)		(1,221,413)

	$22,593,292	12.35	$13,947,484	12.69

The estimated aggregate amortization expense for each of the five succeeding fiscal years are as follows:

Estimated Amortization
Year	Expense
2006	$2,331,159
2007	2,772,488
2008	2,772,488
2009	2,594,848
2010	2,499,080

Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at March 31, 2006.
Provision for Loan Losses
The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its private lending assets. The Company has extended two mortgage loans and has not experienced any actual losses in connection with its lending investments. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at March 31, 2006.
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at March 31, 2006 were held in the custody of three financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
Restricted cash
Restricted cash consists of security deposits and funds held in escrow for certain tenants. The funds held in escrow are for capital improvements, taxes, insurance and other replacement reserves for certain of our tenants. These funds will be released to the tenants upon completion of agreed upon tasks as specified in the lease agreements, mainly consisting of maintenance and repairs on the buildings, and when evidence of insurance and tax payments has been submitted to the Company.
Funds held in escrow
Funds held in escrow consists of funds held by certain of the Company’s lenders for properties held as collateral by these lenders. These funds consist of replacement reserves for capital improvements, repairs and maintenance, insurance and taxes. These funds will be released to the Company upon completion of agreed upon tasks as specified in the mortgage agreements, mainly consisting of maintenance and repairs on the buildings, and when evidence of insurance and tax payments has been submitted to the lenders.

Deferred financing costs
Deferred financing costs consist of costs incurred to obtain long-term financing, including, legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured. Total amortization expense related to deferred financing costs was $121,871 and $16,246 for the three months ended March 31, 2006 and 2005, respectively.
Revenue recognition
Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as is it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of March 31, 2006.
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
Stock based compensation
In December of 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS No. 123, “Accounting for Stock-Based Compensation, and issued the revised SFAS No. 123(R), “Share-Based Payment.” In April of 2005, the effective date of adoption was changed from interim periods ending after June 15, 2005 to annual periods beginning after June 15, 2005. SFAS No. 123(R) effectively replaces SFAS No. 123, and supersedes APB Opinion No. 25. The new standard is effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.

In October of 2005, FASB released FASB Staff Position No. FAS 123(R)-2 (“FSP FAS 123(R)-2”), "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” FSP FAS 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. The Company applied FSP FAS 123(R)-2 in conjunction with the adoption of SFAS No. 123(R) on January 1, 2006.
Income taxes
The Company has operated and intends to continue to operate in a manner that will allow it to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and accordingly will not be subject to Federal income taxes on amounts distributed to stockholders (except income from foreclosure property), provided it distributes at least 90% of its real estate investment trust taxable income to its stockholders and meets certain other conditions. To the extent that the Company satisfies the distribution requirement but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed income. Because the Company is not able to deduct any of its unrealized losses on the translation of assets and liabilities in a foreign currency for tax purposes, the Company must distribute these amounts to its stockholders or the Company would be subject to federal and state corporate income tax on the amounts of these losses.
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
Foreign Currency Transactions
The Company purchased two properties in Canada in October of 2004. Rental payments from these properties are received in Canadian dollars. In accordance with SFAS No. 52 “Foreign Currency Translation,” the rental revenue received is recorded using the exchange rate as of the transaction date, which is the first day of each month. If the rental payment is received on a date other than the transaction date, then a realized foreign currency gain or loss would be recorded on the financial statements. Straight line rent and any deferred rent asset or liability recorded in connection with monthly rental payments are also recorded using the exchange rate as of the transaction date. The Company also remits quarterly tax payments to Canada from amounts withheld from the tenants in the Canadian properties. Since these payments are received from the tenants on dates different then the remittance date to Canada, the tax payments also result in realized foreign currency gains and losses on the income statement. In addition to rental payments that are denominated in Canadian dollars, the Company also has a bank account in Canada and the long-term financings on the two Canadian properties were also issued in Canadian dollars. All cash, deferred rent assets and mortgage notes payable related to the Canadian properties are re-valued at each balance sheet date to reflect the current exchange rate. The gains or losses from the valuation of the cash is recorded on the income statement as a realized gain or loss, and the valuation of the deferred rent assets and mortgage notes payable is recorded on the income statement as unrealized gains or losses on the translation of assets and liabilities. Realized foreign currency losses of $816 and $347 were recorded for the three months ended March 31, 2006 and 2005, respectively. Unrealized foreign currency gains of $12,615 and $255 were recorded for the three months ended March 31, 2006 and 2005, respectively.
Asset retirement obligations
In March of 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company accrued a liability and corresponding increase to the cost of the related properties of $1,428,964, approximately $700,000 of which related to properties acquired in the first quarter of 2006, for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. During the three months ended March 31, 2006, the Company recorded $55,143 of expense related to the cumulative accretion of the obligation from the Company’s acquisition of the related properties through March 31, 2006, approximately $50,000 of which related to periods prior to December 31, 2005. The Company adopted FIN 47 as of December 31, 2005, but did not record the liability and the related cumulative effect as of December 31, 2005 because the Company deemed the impact of its initial estimates immaterial and worked to further refine these estimates.
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
For the three months ended March 31, 2006 and 2005, the Company incurred approximately $653,000 and $472,000, respectively, in management advisory fees. Approximately $196,000 and $164,000 was unpaid at March 31, 2006 and December 31, 2005, respectively.
The following table shows the breakdown of the management advisory fee for three months ended March 31, 2006 and 2005:

	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005
Allocated payroll and benefits	$467,719	$347,314

Allocated overhead expenses	$185,023	$124,547

Total management advisory fee	$652,742	$471,861

In a proxy statement for the Company’s 2006 Annual Meeting of Stockholders, mailed to stockholders and filed with the U.S. Securities and Exchange Commission on March 24, 2006, the Company has asked its stockholders to approve a proposal to enter into an amended and restated investment advisory agreement (the “Proposed Agreement”) with its Adviser and an administration agreement (the “Administration Agreement”) between the Company and Gladstone Administration, LLC (the “Administrator”), a wholly owned subsidiary of the Adviser. Stockholders will vote on the proposal at the Annual Meeting to be held on May 24, 2006.
The Proposed Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders equity (less the recorded value of any preferred stock) and an incentive fee based on fund from operations, or “FFO,” which would reward the Adviser if the Company’s quarterly FFO (before giving effect to any incentive fee) exceeds 1.75% (7% annualized) of total stockholders’ equity (less the recorded value of any preferred stock). Under the Administration Agreement, the Company would pay separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent, and the Company’s allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, controller and their respective staffs.
If the Company’s stockholders approve the Proposed Agreement and Administration Agreement, the Company will terminate the 2003 Plan, and seek agreement from all holders of stock options to exercise or terminate their options within a limited period of time. Pending stockholder approval, the Proposed Agreement and the Administration Agreement would become effective upon the later of (i) January 1,

2007; or (ii) the first day of the first fiscal quarter beginning after the last of the outstanding stock options are either exercised or terminated. The Proposed Agreement and Administration Agreement will not become effective as long as the 2003 Plan is in effect or as long as there are any outstanding stock options. The current investment advisory agreement with Gladstone Management will continue in effect until these new agreements become effective. As of March 31, 2006, as no formal plan had been approved or enacted, there is no change in the contractual lives of the outstanding options.

3. Stock Options

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment,” for its stock-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and disclosure requirements established by SFAS 123, “Accounting for Stock-Based Compensation.” In this regard, these options have been granted to individuals who are the Company’s officers, and who would qualify as leased employees under FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”

Under APB 25, no expense was recorded in the income statement for the Company’s stock options. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Under SFAS 123(R), all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over an employee’s requisite service period.

The Company adopted SFAS 123(R) using the modified prospective method. Under this transition method, compensation cost recognized during the three months ended March 31, 2006 includes the cost for all stock-based payments granted prior to, but not yet vested, as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. For the three months ended March 31, 2006 the Company recorded stock option compensation expense of $46,216, using an estimated weighted average fair value of $1.26 using the Black-Scholes option-pricing model, based on options issued from date of inception forward, and the following weighted-average assumptions: divided yield of 5.07%, risk-free interest rate of 2.61%, expected volatility factor of 18.15%, and expected lives of 3 years.

The following table illustrates the effect on net income and earnings per share as if the company had applied the fair-value recognition provisions of SFAS 123 to stock options, stock appreciation rights, performance units and restricted stock units for periods prior to adoption of SFAS 123(R).

For the three months
ended March 31, 2005
Net income, as reported	$535,184

Less: Stock-based compensation expense determined using the fair value based method	(95,792)

Net income, pro-forma	$439,392

Basic, as reported	$0.07

Basic, pro-forma	$0.06

Diluted, as reported	$0.07

Diluted, pro-forma	$0.06

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

As of March 31, 2006, there was approximately $61,000 of total unrecognized compensation cost related to non-vested stock-based compensation awards granted. That cost is expected to be recognized over the next 1.3 years.

At March 31, 2006, 916,000 options were outstanding with exercise prices ranging from $15 to $16.85 with terms of ten years.

A summary of the status of the Company’s 2003 Equity Incentive Plan for the three months ended March 31, 2006 is as follows:

		Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2005, of which 744,250 shares are exercisable	916,000	$15.39

Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Options outstanding at March 31, 2006, of which 744,250 shares are exercisable	916,000	$15.39

The following table is a summary of all notes issued to employees for the exercise of stock options:

	Number of	Strike Price of	Amount of
	Options	Options	Promissory		Interest Rate
Date Issued	Exercised	Exercised	Note	Term of Note	on Note

Sep-04	25,000	$15.00	$375,000	9 years	5.0%

May-05	5,000	$15.00	$75,000	9 years	6.0%

These notes were recorded as loans to employees in the equity section of the accompanying consolidated balance sheets. As of March 31, 2006, approximately $432,000 of indebtedness was owed by current employees to the Company, and no current or former directors or executive officers had any loans outstanding.

4. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005
Net income available to common stockholders	$502,356	$535,184

Denominator for basic weighted average shares	7,672,000	7,667,000
Dilutive effect of stock options	149,658	66,335

Denominator for diluted weighted average shares	7,821,658	7,733,335

Basic earnings per common share	$0.07	$0.07

Diluted earnings per common share	$0.06	$0.07

5. Real Estate
A summary of the 33 properties held by the Company as of March 31, 2006 is as follows:

		Square Footage
Date Acquired	Location	(unaudited)	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$4,968,511
Jan-04	Canton, Ohio	54,018	Office and Warehouse	3,078,010
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,414,213
Jun-04	Charlotte, North Carolina	64,500	Office	8,837,611
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	4,976,182
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,389,350
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,873,216
Sep-04	Austin, Texas	51,993	Flexible Office	7,075,067
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	919,418
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	5,965,661
Oct-04	Granby, Quebec	99,981	Commercial and Manufacturing	3,017,470
Oct-04	Montreal, Quebec	42,490	Commercial and Manufacturing	1,810,905
Feb-05	San Antonio, Texas	60,245	Flexible Office	8,083,146
Feb-05	Columbus, Ohio	39,000	Industrial	2,723,352
Apr-05	Big Flats, New York	120,000	Industrial	6,601,497
May-05	Wichita, Kansas	69,287	Office	11,036,428
May-05	Arlington, Texas	64,000	Warehouse and Bakery	4,024,885
Jun-05	Dayton, Ohio	59,894	Office	2,409,159
Jul-05	Eatontown, New Jersey	30,268	Office	4,789,574
Jul-05	Franklin Township, New Jersey	183,000	Office and Warehouse	7,626,240
Jul-05	Duncan, South Carolina	278,020	Office and Manufacturing	15,254,836
Aug-05	Hazelwood, Missouri	51,155	Office and Warehouse	3,060,466
Sep-05	Angola, Indiana	52,080	Industrial	1,166,732
Sep-05	Angola, Indiana	50,000	Industrial	1,166,732
Sep-05	Rock Falls, Illinois	52,000	Industrial	1,166,732
Oct-05	Newburyport, Massachusetts	70,598	Industrial	7,092,037
Oct-05	Clintonville, Wisconsin	291,142	Industrial	4,719,867
Dec-05	Maple Heights, Ohio	347,218	Industrial	11,862,804
Dec-05	Richmond, Virginia	42,213	Office	6,064,897
Dec-05	Toledo, Ohio	23,368	Office	3,092,996
Feb-06	South Hadley, Massachusetts	150,000	Industrial	3,236,717
Feb-06	Champaign, Illinois	108,262	Office	14,205,278
Feb-06	Roseville, Minnesota	359,540	Office	27,029,544

		3,878,161		$204,739,533

The following table sets forth the components of the Company’s investments in real estate:

	March 31, 2006	December 31, 2005
Real estate:
Land	$26,411,783	$20,329,568
Building	178,132,801	141,660,553
Tenant improvements	4,757,941	3,053,518
Accumulated depreciation	(4,562,992)	(3,408,878)

Real estate, net	$204,739,533	$161,634,761

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
In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the three months ended March 31, 2006 as follows:

			Tenant	Lease	Total Purchase
	Land	Building	Improvements	Intangibles	Price
South Hadley, Massachusetts	$470,636	$2,775,163	$—	$418,699	$3,664,498
Champaign, Illinois	3,587,711	10,428,904	221,778	861,237	15,099,630
Roseville, Minnesota	2,480,548	23,498,730	1,133,284	3,112,447	30,225,009

	$6,538,895	$36,702,797	$1,355,062	$4,392,383	$48,989,137

Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at March 31, 2006 are as follows:

Year	Rental Payments
2006	$16,114,536
2007	21,776,570
2008	22,140,535
2009	21,413,955
2010	20,547,390
Thereafter	85,001,572
Lease payments for certain properties, where payments are denominated in Canadian dollars, have been translated to US dollars using the exchange rate as of March 31, 2006 for the purposes of the table above.
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however, the Company would be required to pay property taxes on the respective property in the event the tenant fails to pay them. The total property taxes, on an annual basis, for all properties outstanding as of March 31, 2006 is summarized in the table below:

Location	Real Estate Taxes
Raleigh, North Carolina	$45,743
Canton, Ohio	6,374
Akron, Ohio	133,630
Charlotte, North Carolina	65,724
Canton, North Carolina	47,877
Snyder Township, Pennsylvania	99,222
Lexington, North Carolina	21,102
Austin, Texas	167,499
Norfolk, Virginia	11,570
Mt. Pocono, Pennsylvania	115,232
Granby, Quebec	37,885
Montreal, Quebec	81,502
San Antonio, Texas	159,444
Columbus, Ohio	37,610
Big Flats, New York	24,594
Wichita, Kansas	5,222
Arlington, Texas	66,312
Dayton, Ohio	56,108
Eatontown, New Jersey	53,240
Franklin Township, New Jersey	140,280
Duncan, South Carolina	319,757
Hazelwood, Missouri	75,876
Angola, Indiana	12,934
Angola, Indiana	12,934
Rock Falls, Illinois	17,723
Newburyport, Massachusetts	27,663
Clintonville, Wisconsin	130,757
Maple Heights, Ohio	336,163
Richmond, Virginia	39,024
Toledo, Ohio	48,824
South Hadley, Massachusetts	30,911
Champaign, Illinois	242,264
Roseville, Minnesota	721,384

$3,392,384

6. Mortgage Notes Receivable
On February 18, 2004, the Company originated a promissory mortgage note in the amount of $11,170,000 collateralized by property in Sterling Heights, Michigan. The note was issued from a portion of the net proceeds of the Company’s initial public offering of common stock. The note accrues interest at the greater of 11% per year or the one month LIBOR rate plus 5% per year, and is for a period of 10 years maturing on February 18, 2014. At March 31, 2006, the outstanding balance of the note was $11,000,455.
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million collateralized by an office building in McLean, Virginia, where the Company’s Adviser is a subtenant in the building. The loan was funded using a portion of the net proceeds from the Company’s initial public offering. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month LIBOR rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term.

7. Mortgage Notes Payable
As of March 31, 2006 the Company had 8 fixed-rate mortgage notes payable collateralized by a total of 16 properties. The weighted-average interest rate on the mortgage notes payable as of March 31, 2006 was approximately 5.53%. A summary of the mortgage notes payable as of March 31, 2006 are as follows:

			Balance Outstanding
Date of Issuance	Principal Maturity
of Note	Date	Interest Rate	March 31, 2006	December 31, 2005
3/16/2005	4/1/2030	6.3300%	$3,099,488	$3,113,102
7/19/2005	8/1/2015	5.2200%	4,608,079	4,644,859
8/25/2005	9/1/2015	5.3310%	21,757,000	21,757,000
9/12/2005	9/1/2015	5.2100%	12,588,000	12,588,000
12/21/2005	12/8/2015	5.7107%	19,456,000	19,456,000
2/21/2006	12/1/2013	5.9100%	9,717,698	—
2/21/2006	6/1/2014	5.2000%	20,332,002	—
3/29/2006	4/1/2016	5.9200%	17,000,000	—

			$108,558,267	$61,558,961

The fair market value of all fixed-rate debt outstanding as of March 31, 2006 is approximately $106,000,000, as compared to the carrying value stated above of approximately $108,000,000.
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
On March 29, 2006, the Company, through wholly-owned subsidiaries, borrowed $17.0 million pursuant to a long-term note payable from CIBC Inc. which is collateralized by security interests in its Big Flats, New York, property its Eatontown, New Jersey property, and its Franklin Township, New Jersey property in the amounts of approximately $5.6 million, $4.6 million and $6.8 million, respectively. The note accrues interest at a rate of 5.92% per year, and the Company may not repay this note until after January 1, 2016, or the Company would be subject to a substantial prepayment penalty. The note has an anticipated maturity date of April 1, 2016, with a clause in which the lender has the option of extending the maturity date to April 1, 2036. The Company used the proceeds from the note to pay down its line of credit.

8. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the three months ended March 31, 2006:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders'
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2005	$7,672	$—	$105,502,544	$(432,282)	$(6,129,398)	$98,948,536

Issuance of Common Stock Under Stock Option Plan	—	—	—	—	—	—

Issuance of Preferred Stock	—	1,000	24,999,000	—	—	25,000,000

Public Offering Costs	—	—	(1,302,006)	—	—	(1,302,006)

Stock Options	—	—	46,216	—	—	46,216

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(3,106,364)	(3,106,364)

Net income	—	—	—	—	846,800	846,800

Balance at March 31, 2006	$7,672	$1,000	$129,245,754	$(432,282)	$(8,388,962)	$120,433,182

On January 18, 2006, the Company completed the public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), par value $0.001 per share, at a price of $25.00 per share, under the Company’s shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. The preferred stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at the election of the Company on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The closing of the offering occurred on January 26, 2006, and the preferred stock is traded on the Nasdaq National Market under the trading symbol “GOODP.” Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.7 million, and the net proceeds were used to repay outstanding indebtedness under the Company’s line of credit.
Dividends paid per common share for the three months ended March 31, 2006 and 2005 were $0.36 and $0.18 per share, respectively. Dividends paid per preferred share for the three months ended March 31, 2006 were approximately $0.34 per share.
9. Segment Information
As of March 31, 2006, the Company’s operations are derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three months ended March 31, 2006 and 2005:

	As of and for the three months ended March 31, 2006
		Real Estate
	Real Estate Leasing	Lending	Other	Total
Operating revenues	$5,027,108	$552,913	$—	$5,580,021
Operating expenses	(1,944,142)	—	(1,084,635)	(3,028,777)
Other income (loss)	—	—	(1,716,243)	(1,716,243)
Net realized and unrealized loss from foreign currency	11,799	—	—	11,799

Net income (loss)	$3,094,765	$552,913	$(2,800,878)	$846,800

Total Assets	$232,323,606	$21,071,041	$6,412,452	$259,807,099

	As of and for the three months ended March 31, 2005
		Real Estate
	Real Estate Leasing	Lending	Other	Total
Operating revenues	$1,849,050	$295,583	$—	$2,144,633
Operating expenses	(666,028)	—	(1,006,316)	(1,672,344)
Other income (loss)	—	—	62,987	62,987
Net realized and unrealized loss from foreign currency	(92)	—	—	(92)

Net income (loss)	$1,182,930	$295,583	$(943,329)	$535,184

Total Assets	$76,146,541	$11,153,040	$19,691,498	$106,991,079

10. Line of Credit
On February 28, 2005, the Company entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company. This line of credit initially provided the Company with up to $50 million of financing, with an option to increase the line of credit up to a maximum of $75 million upon agreement of the syndicate of banks. On July 6, 2005, the Company amended the line of credit to increase the maximum availability under the line from $50 million to $60 million, and on March 17, 2006 the Company amended the line of credit again to increase the maximum availability from $60 million to $67.5 million. The line of credit matures on February 28, 2008. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits and, as of March 31, 2006, the Company is in compliance with all financial and operating covenants. For example, as is customary with such line of credit facilities, the maximum amount the Company may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that the Company has pledged as collateral to the banks. As the Company arranges for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of March 31, 2006 and December 31, 2005, there was $22.3 million and $43.6 million outstanding under the line of credit at an interest rate of 6.64% and 6.31% per year, respectively.

11. Pro Forma Financial Information
The Company acquired 3 properties during the three months ended March 31, 2006. The following table reflects pro-forma consolidated income statements as if the 3 properties were acquired on January 1, 2006 and January 1, 2005:

	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005
Operating Data:
Total operating revenue	$6,238,795	$3,294,351
Total operating expenses	(3,578,845)	(2,549,430)
Other income (expense)	(1,670,027)	62,987

Income before realized and unrealized losses	989,923	807,908
Realized and unrealized loss from foreign currency	11,799	(92)

Net income (loss)	1,001,722	807,816

Share and Per Share Data:
Basic net income (loss)	$0.13	$0.11
Diluted net income (loss)	$0.13	$0.10
Weighted average shares outstanding-basic	7,672,000	7,667,000
Weighted average shares outstanding-diluted	7,821,658	7,733,335
These pro-forma consolidated income statements are not necessarily indicative of what actual results would have been had the Company acquired the 3 properties on January 1, 2006 and 2005.
12. Subsequent Events
On April 11, 2006, the Board of Directors declared cash dividends of $0.12 per common share for each of the months of April, May and June of 2006. Monthly dividends will be payable on April 28, 2006, May 31, 2006 and June 30, 2006, to those shareholders of record for those dates on April 20, 2006, May 22, 2006 and June 22, 2006, respectively.
On April 11, 2006, the Board of Directors declared cash dividends of $0.1614583 per preferred share for each of the months of April, May and June of 2006. Monthly dividends will be payable on April 28, 2006, May 31, 2006 and June 30, 2006, to those shareholders of record for those dates on April 20, 2006, May 22, 2006 and June 22, 2006, respectively.
On April 20, 2006, an employee of the Company exercised 25,000 options at $15.00 per share for an equal number of shares of common stock in consideration for a promissory note in the principal amount of $375,000. This note has full recourse back to the employee, has a term of five years and bears interest at 7.77% per year. No compensation expense was recorded related to this transaction.
n April 20, 2006, an employee of the Company exercised 12,422 options at $16.10 per share for an equal number of shares of common stock in consideration for a promissory note in the principal amount of $199,994.20. This note has full recourse back to the employee, has a term of nine years and bears interest at 7.77% per year. No compensation expense was recorded related to this transaction.
On April 27, 2006, the Company, through wholly-owned subsidiaries, borrowed $14.9 million pursuant to a long-term note payable from IXIS Real Estate Capital Inc. which is collateralized by security interests in its Wichita, Kansas, property its Clintonville Wisconsin property, its Rock Falls, Illinois property and its Angola, Indiana properties in the amounts of approximately $9.0 million, $3.6 million, $0.7 million and $1.6 million, respectively. The note accrues interest at a rate of 6.58% per year, and the Company may not repay this note until after February 5, 2016, or the Company would be subject to a substantial prepayment penalty. The note has a maturity date of May 5, 2016, and the Company used the proceeds from the note to pay down its line of credit.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Although we believe that these beliefs, assumptions and expectations are reasonable, we cannot guarantee future results, levels of activity, performance, growth or achievements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in or implied by our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common and preferred stock, along with the following factors that could cause actual results to vary from our forward-looking statements:
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

Overview
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years, with rental increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At March 31, 2006, we owned 33 properties and had two mortgage loans outstanding. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio.
We conduct substantially all of our activities, including ownership of all of our properties, through Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003, which we refer to as our “Operating Partnership.” We control our Operating Partnership through our ownership of GCLP Business Trust II, a Massachusetts business trust, which is the general partner of our Operating Partnership, and through our ownership of GCLP Business Trust I, a Massachusetts business trust, which holds all of the limited partnership units of our Operating Partnership. We expect that our Operating Partnership may issue limited partnership units from time to time in exchange for industrial and commercial real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the recognition of gains associated with the dispositions of their properties until they redeem the limited partnership units. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem their units for cash or, at our election, shares of our common stock on a one-for-one basis at any time. Whenever we issue common stock for cash, we are obligated to contribute the net proceeds we receive from the sale of the stock to our Operating Partnership, and our Operating Partnership is, in turn, obligated to issue an equivalent number of limited partnership units to us. Our Operating Partnership will distribute the income it generates from its operations to its partners, including GCLP Business Trust I and GCLP Business Trust II, both of which are beneficially owned by us, on a pro rata basis. We will, in turn, distribute the amounts we receive from our Operating Partnership to fund distributions to our stockholders in the form of monthly cash dividends. We have historically operated, and intend to continue to operate, so as to qualify as a REIT for federal income tax purposes, thereby generally avoiding federal income taxes on the distributions we make to our stockholders.
Gladstone Management Corporation, a registered investment adviser and an affiliate of ours, serves as our external adviser (our “Adviser”). Our Adviser is responsible for managing our business on a day-to-day basis and for identifying and making acquisitions and dispositions in accordance with our investment criteria.
Recent Events
Investments
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
Mortgage Loans
On February 21, 2006, we assumed approximately $10.0 million pursuant to a long-term note payable from Wells Fargo Bank, National Association, in connection with our acquisition, on the same date, of a property located in Champaign, Illinois. The note accrues interest at a rate of 5.91% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a substantial prepayment penalty. The note matures on December 1, 2013.
On February 21, 2006, we assumed approximately $20.0 million pursuant to a long-term note payable from Greenwich Capital Financial Products, Inc, in connection with our acquisition, on the same date, of a property located in Roseville, Minnesota. The note accrues interest at a rate of 5.20% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a substantial prepayment penalty. The note matures on June 1, 2014.
On March 29, 2006, we, through wholly-owned subsidiaries, borrowed $17.0 million pursuant to a long-term note payable from CIBC Inc. which is collateralized by security interests in our Big Flats, New York, property our Eatontown, New Jersey property, and our Franklin Township, New Jersey property in the amounts of approximately $5.6 million, $4.6 million and $6.8 million, respectively. The note accrues interest at a rate of 5.92% per year, and we may not repay this note until after January 1, 2016, or we would be subject to a substantial prepayment penalty. The note has an anticipated maturity date of April 1, 2016, with a clause in which the lender has the option of extending the maturity date to April 1, 2036. We used the proceeds from the note to pay down our line of credit.
On April 27, 2006, we, through wholly-owned subsidiaries, borrowed $14.9 million pursuant to a long-term note payable from IXIS Real Estate Capital Inc. which is collateralized by security interests in our Wichita, Kansas, property our Clintonville Wisconsin property, our Rock Falls, Illinois property and our Angola, Indiana properties in the amounts of approximately $9.0 million, $3.6 million, $0.7 million and $1.6 million, respectively. The note accrues interest at a rate of 6.58% per year, and we may not repay this note until after February 5, 2016, or we would be subject to a substantial prepayment penalty. The note has a maturity date of May 5, 2016, and we used the proceeds from the note to pay down our line of credit.
Preferred Stock Financing
On January 18, 2006, we completed a public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.7 million and were used to repay outstanding indebtedness under our line of credit. The preferred stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities. The closing of the offering took place on January 26, 2006, and the preferred stock is traded on the Nasdaq National Market under the trading symbol “GOODP.”

Expenses
All of our personnel are directly employed by our Adviser. Pursuant to the terms of our advisory agreement, we are responsible for a portion of our Adviser’s total payroll and benefits expenses (based on the percentage of time our Adviser’s employees devote to our matters on an employee-by-employee basis) and a portion of our Adviser’s total overhead expense (based on the percentage of time worked by all of our Adviser’s employees on our matters).
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
During the three months ended March 31, 2006 and 2005, payroll and benefits expenses, which are part of the management fee paid to our Adviser, were approximately $468,000 and $347,000 respectively. The actual amount of payroll and benefits expenses which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2006 this amount will be approximately $2.2 million. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe is likely to be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we currently expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement to our Adviser for our share of its payroll and benefits expenses could be materially greater than we currently estimate.
During the three months ended March 31, 2006 and 2005, we reimbursed our Adviser approximately $185,000 and $125,000, respectively, for overhead expenses. The actual amount of overhead expenses for which we will be required to reimburse our Adviser in the future is not determinable at this time, but we currently estimate that, during the year ending December 31, 2006, this amount will be approximately $800,000.
Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, interest, tax preparation, directors and officers insurance, stock transfer services, shareholder related fees, consulting and related fees. During the three months ended March 31, 2006 and 2005, the total amount of these expenses that we incurred was approximately $2,100,000 and $699,000, respectively.
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

In a proxy statement for our 2006 Annual Meeting of Stockholders, mailed to stockholders and filed with the U.S. Securities and Exchange Commission on March 24, 2006, we asked our stockholders to approve a proposal to enter into an amended and restated investment advisory agreement (the “Proposed Agreement”) with our Adviser and an administration agreement (the “Administration Agreement”) between us and Gladstone Administration, LLC (the “Administrator”), a wholly owned subsidiary of our Adviser. Stockholders will vote on the proposal at our Annual Meeting to be held on May 24, 2006.
The Proposed Agreement provides for an annual base management fee equal to 2% of our total stockholders equity (less the recorded value of any preferred stock) and an incentive fee based on our fund from operations, or “FFO,” which would reward the Adviser if our quarterly FFO (before giving effect to any incentive fee) exceeds 1.75% (7% annualized) of our total stockholders’ equity (less the recorded value of any preferred stock). Under the Administration Agreement, we would pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent, and the Company’s allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, controller and their respective staffs.
If our stockholders approve the Proposed Agreement and Administration Agreement, we will terminate the 2003 Plan, and seek agreement from all holders of stock options to exercise or terminate their options within a limited period of time. Pending stockholder approval, the Proposed Agreement and the Administration Agreement would become effective upon the later of (i) January 1, 2007; or (ii) the first day of the first fiscal quarter beginning after the last of our outstanding stock options are either exercised or terminated. The Proposed Agreement and Administration Agreement will not become effective as long as the 2003 Plan is in effect or as long as there are any outstanding stock options. The current investment advisory agreement with Gladstone Management will continue in effect until these new agreements become effective. As of March 31, 2006, as no formal plan had been approved or enacted, there is no change in the contractual lives of the outstanding options.
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
We record above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize the capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, as a reduction of rental income over the remaining non-cancelable terms of the respective leases. We amortize the capitalized below-market lease values, included in the accompanying balance sheet as part of the deferred rent liability, as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.
We have determined that certain of our properties, which were originally not treated as business combinations under SFAS No. 141 because there was not an existing lease in place at the time of acquisition, should have been treated as business combinations when determining the purchase price of the real estate. These properties had leases that were put in place on the date of acquisition and thus were implicit in the purchase price and should have been considered as leases in place for purposes of determining if the acquisitions were business combinations. As a result, we reallocated approximately $1.2 million of land, building and tenant improvements to intangible assets and recognized additional depreciation of $140,606, offset by increased rental revenue related to below market rents of approximately $28,000, for a net decrease in income of approximately $112,000 for the quarter ended March 31, 2006. Of the additional $112,000 recognized in the quarter ended March 31, 2006, approximately $90,000 relates to periods prior to 2006.
Risk Rating
In evaluating each transaction that it considers for investment, our Adviser seeks to assess the risk associated with the potential tenant or borrower. For companies that have debt that has been rated by a national credit rating agency, our Adviser uses the rating as determined by such ratings agency. For tenants or borrowers that do not have a publicly traded debt, our Adviser calculates and assigns to our tenants and borrowers a risk rating under our ten-point risk rating scale. Our Adviser seeks to have the risk rating system mirror the risk rating systems of major risk rating organizations such as those provided by nationally recognized statistical rating organizations (“NRSRO”). While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system provides the same risk rating as a NRSRO. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because we have established our system to rate debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses that can afford to pay an NRSRO to rate their securities. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that are not used in the NRSRO rating. It is our understanding that most debt securities of middle market companies do not exceed the grade of BBB on a NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A, therefore, our scale begins with the designation BBB.

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
The following table reflects the average risk rating of our tenants and borrowers:

Rating	3/31/2006	12/31/2005
Average	8.6	8.6
Weighted Average	8.6	8.7
Highest	10.0	10.0
Lowest	6.0	6.0
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
Stock Based Compensation
We adopted the fair value method to account for the issuance of stock options under our 2003 Equity Incentive Plan in accordance with SFAS No. 123(R), “Share-Base Payment,” in January of 2006. In this regard, a substantial portion of these options were granted to individuals who are our officers and who qualify as leased employees under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” We adopted SFAS No. 123(R) using the modified prospective approach, where stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.
In October of 2005, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. FAS 123(R)-2 (“FSP FAS 123(R)-2”), “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” FSP FAS 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer, and the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. We applied FSP FAS 123(R)-2 in conjunction with the adoption of SFAS No. 123(R) on January 1, 2006.

Results of Operations
Our weighted-average yield on the portfolio as of March 31, 2006 was approximately 9.59%. The weighted-average yield was calculated by taking the annualized straight line rent, reflected as rental income on our Consolidated Statements of Operations, or mortgage interest payments, reflected at interest income from mortgage notes receivable on our Consolidated Statements of Operations, of each acquisition as a percentage of the acquisition price.
A comparison of our operating results for the three months ended March 31, 2006 and 2005 is below:

	March 31, 2006	March 31, 2005	$ Change	% Change
Operating revenues
Rental income	$5,021,485	$1,847,007	$3,174,478	172%
Interest income from mortgage note receivable	552,913	295,583	257,330	87%
Tenant recovery revenue	5,623	2,043	3,580	175%

Total operating revenues	5,580,021	2,144,633	3,435,388	160%

Operating expenses
Depreciation and amortization	1,834,740	537,755	1,296,985	241%
Management advisory fee	652,742	471,861	180,881	38%
Professional fees	202,936	331,244	(128,308)	-39%
Taxes and licenses	54,259	128,273	(74,014)	-58%
Insurance	82,999	70,383	12,616	18%
General and administrative	145,958	132,828	13,130	10%
Asset retirement obligation expense	55,143	—	55,143	100%
Stock option compensation expense	46,216	—	46,216	100%

Total operating expenses	3,074,993	1,672,344	1,402,649	84%

Other income (expense)
Interest income from temporary investments	7,373	94,521	(87,148)	-92%
Interest income — employee loans	5,548	4,685	863	18%
Interest expense	(1,682,948)	(36,219)	(1,646,729)	4547%

Income before realized and unrealized losses	835,001	535,276	299,725	56%

Realized and unrealized loss from foreign currency	11,799	(92)	11,891	100%

Net income	846,800	535,184	311,616	58%
Dividends attributable to preferred stock	(344,444)	—	(344,444)	100%

Net income available to common stockholders	$502,356	$535,184	$(32,828)	-6%

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005
Revenues
For the three months ended March 31, 2006, we earned $5,021,485 of rental income as compared to $1,847,007 for the three months ended March 31, 2005. The increase of $3,174,478 or 172%, in rental income is primarily due to the acquisition of 19 properties subsequent to March 31, 2005, and properties acquired during the first quarter of 2005 that were held for the full first quarter of 2006.
Interest income from the mortgage loans increased to $552,913 for the three months ended March 31, 2006, as compared to $295,583 for the three months ended March 31, 2005. The increase of $257,330, or 87%, is a result of an additional mortgage loan issued in April of 2005.

Tenant recovery revenue increased to $5,623 for the three months ended March 31, 2006, as compared to $2,043 for the three months ended March 31, 2005. This tenant recovery revenue resulted from approximately $5,000 of franchise taxes that will be recovered for the 2006 tax year from the tenants, approximately $2,300 of management fees reimbursed by tenants, and approximately $15,000 of insurance premiums reimbursed from several of our tenants. These amounts were partially offset by approximately $17,000 in franchise taxes that were over-accrued for the 2005 tax year.
Expenses
Depreciation and amortization expenses of $1,834,740 were recorded for the three months ended March 31, 2006, as compared to $537,755 for the three months ended March 31, 2005. The increase of $1,296,985, or 241%, is a result of the 19 property acquisitions completed between March 31, 2005 and March 31, 2006, and properties acquired during the three months ended March 31, 2005 that were held for the full three months ended March 31, 2006, and the approximately $140,000 adjustment to depreciation discussed above under “Purchase Price Allocation.”
The management advisory fee for the three months ended March 31, 2006 increased to $652,742, as compared to $471,861 for the three months ended March 31, 2005. The increase of $180,881, or 38%, is primarily a result of the increased number of our Adviser’s employees who spent time on our company matters, coupled with an increase in overhead expenses incurred by our Adviser for our benefit. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement.
Professional fees, consisting primarily of legal and accounting fees, were $202,936 for the three months ended March 31, 2006, as compared to $331,244 for the three months ended March 31, 2005. The decrease of $128,038, or 39%, was primarily a result of $100,000 of legal fees that were accrued and expensed in the quarter ended March 31, 2005 that were subsequently capitalized on the balance sheet as a cost of the line of credit in the quarter ended June 30, 2005. The amount of accounting fees expensed during the quarter ended March 31, 2006 also decreased from the quarter ended March 31, 2005, because more accounting fees were accrued for the year end audit at December 31, 2005 than were accrued at December 31, 2004, resulting in less of the expense of the audit being incurred in the first quarter of 2006. The overall accounting fees increased year over to year due to the increased fees related to the audit of our internal controls over financial reporting performed in order to comply with the Sarbanes–Oxley Act of 2002, coupled with increased fees for the audit of the financial statements from the increased portfolio of investments.
Taxes and licenses for the three months ended March 31, 2006 were $54,259, a decrease of $74,014 or 58%, from $128,273 for the three months ended March 31, 2005. This decrease is primarily attributable to the payment of approximately $100,000 of franchise taxes paid for doing business in certain states in the first quarter of 2005, which related to taxes incurred in 2004.
Insurance expense increased to $82,999 for the three months ended March 31, 2006, as compared to $70,383 for the three months ended March 31, 2005. The increase of $12,616, or 18%, is a result of an increase in insurance premiums from the prior year, coupled with an increased number of properties that required insurance.
General and administrative expenses were $145,958 for the three months ended March 31, 2006, as compared to $132,828 for the three months ended March 31, 2005, and consisted mainly of directors’ fees, stockholder-related expenses, and external management fees. The increase of $13,130, or 10%, was a result of approximately $16,000 in operating expenses that we were required to pay on behalf of a tenant under the terms of their lease, coupled with an increase of approximately $8,000 of management fees due to the increased number of properties in our portfolio, and increased director fees of approximately $9,000 due to an increase in the number of directors on the board, and special board meetings related to our preferred stock offering. These expenses were partially offset by a decrease in shareholder related expenses of approximately $15,000 due to lower costs related to the annual report and filing costs related to the form 10-K.

Asset retirement obligation expense for the three months ended March 31, 2006 was $55,143. This is the result of the adoption of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We did not record a liability as of December 31, 2005 because we did not have enough information available at that date to reasonably estimate the liability. We have accrued a liability for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. There was no asset retirement obligation expense recorded for the three months ended March 31, 2005.
Stock option compensation expense for the three months ended December 31, 2005 was $46,216. This is the result of the adoption of the Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”) Share-based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. There was no stock option compensation expense recorded for the three months ended March 31, 2005.
Interest expense was $1,682,948 for the three months ended March 31, 2006, as compared to $36,219 for the three months ended March 31, 2005. This increase of $1,646,729 or 4,547% is primarily a result of a an increase in interest expense and amortization of deferred financing fees related to the long-term financings on 15 properties that closed subsequent to March 31, 2005, coupled with an increased amount outstanding on our line of credit during the three months ended March 31, 2006.
Interest Income
Interest income on cash and cash equivalents decreased during the three months ended March 31, 2006 to $7,373, as compared to $94,521 for the three months ended March 31, 2005. The decrease of $87,148, or 92%, is primarily a result of the increase in our portfolio of investments in real estate and mortgage loans, resulting in lower average cash balances invested. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills.
During the three months ended March 31, 2006, we earned interest income on employee loans of $5,548, as compared to $4,685 for the three months ended March 31, 2005. This increase of $863 or 18%, is a result of an employee loan that was originated during May of 2005, and thus no interest was earned on this loan for three months ended March 31, 2005.
Foreign Currency Gains and Losses
Net realized foreign currency loss during the three months ended March 31, 2006 was $816, as compared to $347 for the three months ended March 31, 2005, which represents the gains and losses in connection with the translation of monthly rental payments, the valuation of cash and quarterly tax payments denominated in Canadian dollars. The net unrealized gain from foreign currency transactions was $12,615 during the three months ended March 31, 2006, as compared to $255 during the three months ended March 31, 2005, which includes the valuation of the deferred rent asset and the mortgage notes payable.

Net Income available to common stockholders
For the three months ended March 31, 2006, we recorded net income available to common stockholders of $502,356, as compared to $535,184 for the three months ended March 31, 2006. This decrease of $32,828 is primarily a result of the increase in our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above, partially offset by the increased depreciation from the one time depreciation adjustment discussed above, the stock option expense, the asset retirement obligation expense and the preferred dividends paid for the three months ended March 31, 2006. Based on the basic and diluted weighted average common shares outstanding of 7,672,000 and 7,821,658, respectively, for the three months ended March 31, 2006, the basic and diluted earnings per weighted average common share were $0.07 and $0.06, respectively. Based on the basic and diluted weighted average common shares outstanding of 7,667,000 and 7,733,335, respectively, for the three months ended March 31, 2005, the basic and diluted earnings per weighted average common share were both $0.07.
Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2006, we had approximately $1.3 million in cash and cash equivalents. We have now fully invested the proceeds from our initial public offering of our common stock, and have access to our existing line of credit and have obtained mortgages on 16 of our properties. We expect to obtain additional mortgages secured by some or all of our real property in the future. We anticipate continuing to borrow funds and issuing additional equity securities in order to obtain additional capital. To this end, and as described in greater detail below, we executed an underwriting agreement in connection with the public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. We expect that the funds from our line of credit, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2006, consisting primarily of the items described in “Results of Operations,” was approximately $2.5 million compared to net cash provided by operating activities of $1.3 million for the three months ended March 31, 2005.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2006 was $18.1 million, which primarily consisted of the purchase of 3 properties, as described in the “Investments” section above, as compared to net cash used in investing activities during the three months ended March 31, 2005 of $12.7 million, which primarily consisted of the purchases of 2 properties.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2006 was approximately $15.1 million, which primarily consisted of the proceeds received from the long-term financing of 5 of our properties, the proceeds from borrowings under our line of credit, and the proceeds from the offering of our preferred stock, partially offset by repayments on the line of credit, payments for deferred financing costs and dividend payments. Net cash provided by financing activities for the three months ended March 31, 2005 was approximately $220,000, which consisted of the proceeds received from the long-term financing of 1 of our properties, partially offset by the dividend payments to our stockholders, and financing costs paid in connection with our line of credit and mortgage note payable.

Future Capital Needs
We had purchase commitments for 1 property at March 31, 2006 in the aggregate amount of approximately $14.0 million, where a deposit had been placed on the real estate as of March 31, 2006.
As of March 31, 2006, we have investments in 33 real properties for approximately $229.1 million and two mortgage loans for approximately $21.0 million. During the remainder of 2006 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. The net proceeds of our initial public offering have been fully invested, and we intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with mortgages secured by some or all of our real property, by borrowing against our existing line of credit, or by issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties.
Registration Statement
On January 18, 2006 we completed the public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. The preferred stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The closing of the offering took place on January 26, 2006, and the stock is traded on the Nasdaq National Market under the trading symbol “GOODP.” Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.7 million, and the net proceeds were used to repay outstanding indebtedness under our line of credit. After completion of the preferred stock offering, we still have $50 million of common and preferred stock registered for future issuance pursuant to our shelf registration statement.
Line of Credit
On February 28, 2005, we entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company. This line of credit initially provided us with up to $50 million of financing, with an option to increase the line of credit up to a maximum of $75 million upon agreement of the syndicate of banks. On July 6, 2005, we amended the line of credit to increase the maximum availability under the line from $50 million to $60 million, and on March 17, 2006 we amended the line of credit again to increase the maximum availability from $60 million to $67.5 million. The line of credit matures on February 28, 2008. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits and, as of March 31, 2006, we are in compliance with all financial and operating covenants. For example, as is customary with such line of credit facilities, the maximum amount we may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that we have pledged as collateral to the banks. As we arrange for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of March 31, 2006, there was $22.3 million outstanding under the line of credit at an interest rate of 6.64% per year.

Mortgage Notes Payable
On February 21, 2006, we assumed approximately $10.0 million pursuant to a long-term note payable from Wells Fargo Bank, National Association, in connection with our acquisition, on the same date, of a property located in Champaign, Illinois. The note accrues interest at a rate of 5.91% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a substantial prepayment penalty. The note matures on December 1, 2013.
On February 21, 2006, we assumed approximately $20.0 million pursuant to a long-term note payable from Greenwich Capital Financial Products, Inc, in connection with our acquisition, on the same date, of a property located in Roseville, Minnesota. The note accrues interest at a rate of 5.20% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a subtantial prepayment penalty. The note matures on June 1, 2014.
On March 29, 2006, we, through wholly-owned subsidiaries, borrowed $17.0 million pursuant to a long-term note payable from CIBC Inc. which is collateralized by security interests in our Big Flats, New York, property our Eatontown, New Jersey property, and our Franklin Township, New Jersey property in the amounts of approximately $5.6 million, $4.6 million and $6.8 million, respectively. The note accrues interest at a rate of 5.92% per year, and we may not repay this note until after January 1, 2016, or we would be subject to a prepayment penalty. The note has an anticipated maturity date of April 1, 2016, with a clause in which the lender has the option of extending the maturity date to April 1, 2036. We used the proceeds from the note to pay down our line of credit.
On April 27, 2006, we, through wholly-owned subsidiaries, borrowed $14.9 million pursuant to a long-term note payable from IXIS Real Estate Capital Inc. which is collateralized by security interests in our Wichita, Kansas, property our Clintonville Wisconsin property, our Rock Falls, Illinois property and our Angola, Indiana properties in the amounts of approximately $9.0 million, $3.6 million, $0.7 million and $1.6 million, respectively. The note accrues interest at a rate of 6.58% per year, and we may not repay this note until after February 5, 2016, or we would be subject to a substantial prepayment penalty. The note has a maturity date of May 5, 2016, and we used the proceeds from the note to pay down our line of credit.
Contractual Obligations
The following table reflects our significant contractual obligations as of March 31, 2006:

		Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations (1)	$130,818,267	$594,904	$24,356,093	$2,955,656	$102,911,614
Interest on Long-Term Debt Obligations (2)	54,617,590	6,065,279	12,031,184	11,697,862	24,823,265
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (3)	—	—	—	—	—
Purchase Obligations (4)	14,000,000	14,000,000	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$199,435,857	$20,660,183	$36,387,277	$14,653,518	$127,734,879

(1)	Long-term debt obligations represent both borrowings under our BB&T line of credit and mortgage notes payble that were outstanding as of March 31, 2006. The line of credit matures in February 2008.

(2)	Interest on long-term debt obligations does not include interest on our borrowings under our line of credit. The balance and interest rate is variable and, thus, the amount of interest can not be calculated for purposes of this table.

(3)	This does not include the portion of the operating lease on office space that is allocated to us by our Adviser in connection with our advisory agreement.

(4)	The purchase obligations reflected in the above table represents commitments outstanding at March 31, 2006 to purchase real estate.

Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a relative non-GAAP (Generally Accepted Accounting Principles in the United States) supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.
FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparison of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.
Funds from operations available to common stockholders (“FFO available to common stockholders”) is FFO adjusted to subtract preferred share dividends. We believe that net income available to common stockholders is the most directly comparable GAAP measure to FFO available to common stockholders.
Basic funds from operations per share (“Basic FFO per share”) and diluted funds from operations per share (“Diluted FFO per share”) is FFO available to common stockholders divided by weighted average common shares outstanding and FFO available to common stockholders divided by weighted average common shares outstanding on a diluted basis, respectively, during a period. We believe that FFO available to common stockholders Basic FFO per share and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share (“EPS”) in evaluating net income available to common shareholders. In addition, since most REITs provide FFO, Basic FFO and Diluted FFO per share information to the investment community, we believe FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful supplemental measures for comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO, Basic EPS is the most directly comparable GAAP measure to Basic FFO per share, and that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

The following table provides a reconciliation of our FFO for the three months ended March 31, 2006 and 2005, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighed average common share and basic and diluted net income per weighted average common share:

	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005
Net income	$846,800	$535,184
Add: Real estate depreciation and amortization	1,834,740	537,755

FFO	2,681,540	1,072,939
Less: Dividends attributable to preferred stock	(344,444)	—

FFO available to common stockholders	2,337,096	1,072,939

Weighted average shares outstanding — basic	7,672,000	7,667,000
Weighted average shares outstanding — diluted	7,821,658	7,733,335

Basic net income per weighted average common share	$0.07	$0.07

Diluted net income per weighted average common share	$0.06	$0.07

Basic FFO per weighted average common share	$0.30	$0.14

Diluted FFO per weighted average common share	$0.30	$0.14

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
Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% would increase our interest and rental revenue by $36,500 and increase our interest expense on the line of credit by $225,692 for a net decrease in our net income of $189,192, or 5.30%, over the next twelve months, compared to net income for the latest twelve months ended March 31, 2006. A hypothetical decrease in the one month LIBOR by 1% would decrease our interest and rental revenue by $17,297 and decrease our interest expense on the line of credit by $225,692 for a net increase in our net income of $208,395, or 5.8%, over the next twelve months, compared to net income for the latest twelve months ended March 31, 2006. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
As of March 31, 2006, our fixed rate debt outstanding was approximately $108.6 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at March 31, 2006, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $7.3 million.
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
We have purchased two properties in Canada, and the monthly rental payments on these properties are received in Canadian dollars. In an effort to mitigate at least a portion of the risk of foreign currency rate fluctuations, we have secured loans on these real estate properties in which the mortgage payments are denominated in Canadian dollars. While we have minimized the exchange rate risk, we are still exposed to fluctuations in the exchange rate, as we have to convert the payments into US dollars at each transaction date and value the cash, deferred rent asset, and mortgage notes related to the Canadian properties for the exchange rate at each balance sheet date. For the three months ended March 31, 2006, we had a $816 realized foreign currency transaction loss in connection with the translation of monthly rental payments, translation of cash balances and quarterly tax payments to Canada, and a $12,615 gain from valuing the deferred rent asset and the mortgage notes payable related to the Canadian properties at March 31, 2006.

To illustrate the potential impact of changes in exchange rates on our net income, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum exchange rate fluctuation are taken to alter our existing foreign currency sensitivity.
Under this analysis, a hypothetical increase (or decrease) in the value of the Canadian dollar to the US dollar by 10% would increase (or decrease) our net income by approximately $494,000, or 13.8%, over the next twelve months, compared to net income for the latest twelve months ended March 31, 2006. Although management believes that this analysis is indicative of our existing exchange rate sensitivity, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance debt if necessary.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2006, our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
There have been no material changes to our risk factors previously disclosed in form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted on during the three months ended March 31, 2006.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed June 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.1†	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed on January 19, 2006.

10.19†	First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed on February 1, 2006.

10.20†	Loan agreement between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

Exhibit	Description of Document
10.21†	Assumption agreement between Stonewater Dox Funding LLC, ACI06 Champaign IL LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.21 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.22†	Promissory note between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.22 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.23†	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006., incorporated by reference to Exhibit 10.23 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.24†	Loan agreement between Stonewater Dox Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.24 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.25†	Loan assumption agreement between Stonewater UIS Funding LLC, and UC06 Roseville MN LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.25 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.26†	Promissory note between Stonewater UIS Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.27†	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006, incorporated by reference to Exhibit 10.27 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.28†	Third Amendment to Credit Agreement and Loan Documents by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of March 17, 2006.

10.29	Loan agreement between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006.

10.30	Promissory note between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this report)

Exhibit	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: May 2, 2006	By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer

Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed June 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.1†	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed on January 19, 2006.

10.19†	First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed on February 1, 2006.

10.20†	Loan agreement between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.21†	Assumption agreement between Stonewater Dox Funding LLC, ACI06 Champaign IL LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.21 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.22†	Promissory note between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.22 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.23†	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006., incorporated by reference to Exhibit 10.23 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.24†	Loan agreement between Stonewater Dox Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.24 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.25†	Loan assumption agreement between Stonewater UIS Funding LLC, and UC06 Roseville MN LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.25 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.26†	Promissory note between Stonewater UIS Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

Exhibit	Description of Document
10.27†	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006, incorporated by reference to Exhibit 10.27 of the Current Report on Form 8-K (File No. 000-50363), filed on February 24, 2006.

10.28†	Third Amendment to Credit Agreement and Loan Documents by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of March 17, 2006.

10.29	Loan agreement between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006.

10.30	Promissory note between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.