Form 10-Q
period 2006-06-30
GLADSTONE COMMERCIAL CORP
filed 2006-08-08
CIK 1234006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 4, 2006 was 7,816,972.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

		PAGE
PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005

	Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005

	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005

	Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	43

Item 4.	Controls and Procedures	44

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

SIGNATURES		49

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Real estate, net of accumulated depreciation of $5,722,987 and $3,408,878 respectively	$219,373,127	$161,634,761
Lease intangibles, net of accumulated amortization of $2,614,455 and $1,221,413, respectively	24,535,650	13,947,484
Real estate and related assets held for sale, net	5,458,407	—
Mortgage notes receivable	20,981,073	21,025,815
Cash and cash equivalents	931,560	1,740,159
Restricted cash	2,386,510	1,974,436
Funds held in escrow	1,697,031	1,041,292
Interest receivable – mortgage note	67,140	70,749
Interest receivable – employees	28,589	—
Deferred rent receivable	3,111,718	2,590,617
Deferred financing costs, net of accumulated amortization of $549,399 and $260,099, respectively	3,037,719	1,811,017
Prepaid expenses	196,852	385,043
Deposits on real estate	—	600,000
Accounts receivable	105,395	225,581

TOTAL ASSETS	$281,910,771	$207,046,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$118,690,395	$61,558,961
Mortgage notes payable related to assets held for sale	4,797,876	—
Borrowings under line of credit	29,660,000	43,560,000
Deferred rent liability	5,111,381	—
Asset retirement obligation liability	1,419,559	—
Accounts payable and accrued expenses	437,693	389,792
Accounts payable and other liabilities related to assets held for sale	198,381	103,210
Due to adviser	177,459	164,155
Rent received in advance, security deposits and funds held in escrow	2,897,781	2,322,300

Total Liabilities	163,390,525	108,098,418

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 1,150,000 shares authorized and 1,000,000 shares issued and outstanding at June 30, 2006	1,000	—
Common stock, $0.001 par value, 18,850,000 shares authorized and 7,816,972 and 7,672,000 shares issued and outstanding, respectively	7,817	7,672
Additional paid in capital	131,590,977	105,502,544
Notes receivable — employees	(2,259,036)	(432,282)
Distributions in excess of accumulated earnings	(10,820,512)	(6,129,398)

Total Stockholders’ Equity	118,520,246	98,948,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,910,771	$207,046,954

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30, 2006	June 30, 2005
Operating revenues
Rental income	$6,027,830	$2,092,231
Interest income from mortgage notes receivable	558,434	501,645
Tenant recovery revenue	43,798	37,300

Total operating revenues	6,630,062	2,631,176

Operating expenses
Depreciation and amortization	2,064,312	664,467
Management advisory fee	719,392	483,794
Professional fees	232,960	11,201
Taxes and licenses	39,069	24,450
Insurance	102,845	67,021
General and administrative	306,698	95,411
Asset retirement obligation expense	24,940	—
Stock option compensation expense	33,602	—

Total operating expenses	3,523,818	1,346,344

Other income (expense)
Interest income from temporary investments	4,057	13,192
Interest income — employee loans	28,589	5,236
Other income	10,400	—
Interest expense	(2,155,968)	(254,803)

Total other expense	(2,112,922)	(236,375)

Income from continuing operations	993,322	1,048,457

Discontinued operations
Income from discontinued operations	71,215	103,784
Net realized gain (loss) from foreign currency transactions	167	(2,590)
Net unrealized (loss) gain from foreign currency transactions	(211,939)	(120)

Total discontinued operations	(140,557)	101,074

Net income	852,765	1,149,531

Dividends attributable to preferred stock	(484,375)	—

Net income available to common stockholders	$368,390	$1,149,531

Earnings per weighted average common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.07	$0.14
Discontinued operations	(0.02)	0.01

Net income available to common stockholders	$0.05	$0.15

Earnings per weighted average common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.06	$0.14
Discontinued operations	(0.02)	0.01

Net income available to common stockholders	$0.04	$0.15

Weighted average shares outstanding
Basic	7,762,503	7,669,802

Diluted	7,911,871	7,692,639

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	June 30, 2006	June 30, 2005
Operating revenues
Rental income	$10,894,906	$3,795,831
Interest income from mortgage notes receivable	1,111,346	797,228
Tenant recovery revenue	49,420	41,600

Total operating revenues	12,055,672	4,634,659

Operating expenses
Depreciation and amortization	3,863,519	1,169,762
Management advisory fee	1,372,134	955,655
Professional fees	431,418	340,886
Taxes and licenses	89,963	151,396
Insurance	185,842	137,404
General and administrative	452,485	229,750
Asset retirement obligation expense	71,641	—
Stock option compensation expense	79,818	—

Total operating expenses	6,546,820	2,984,853

Other income (expense)
Interest income from temporary investments	11,431	107,713
Interest income — employee loans	34,137	9,921
Other income	10,400	—
Interest expense	(3,774,536)	(291,022)

Total other expense	(3,718,568)	(173,388)

Income from continuing operations	1,790,284	1,476,418

Discontinued operations
Income from discontinued operations	109,253	211,099
Net realized gain (loss) from foreign currency transactions	(649)	(2,937)
Net unrealized (loss) gain from foreign currency transactions	(199,323)	135

Total discontinued operations	(90,719)	208,297

Net income	1,699,565	1,684,715

Dividends attributable to preferred stock	(828,819)	—

Net income available to common stockholders	$870,746	$1,684,715

Earnings per weighted average common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.12	$0.19
Discontinued operations	(0.01)	0.03

Net income available to common stockholders	$0.11	$0.22

Earnings per weighted average common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.12	$0.19
Discontinued operations	(0.01)	0.03

Net income available to common stockholders	$0.11	$0.22

Weighted average shares outstanding
Basic	7,717,501	7,668,409

Diluted	7,858,146	7,715,100

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$1,699,565	$1,684,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	3,915,819	1,234,731
Amortization of deferred financing costs, including discontinued operations	289,300	74,836
Amortization of deferred rent asset	126,748	93,385
Amortization of deferred rent liability	(303,478)	—
Asset retirement obligation expense, including discontinued operations	81,573	—
Stock compensation	79,818	—
Unrealized loss (gain) from foreign currency transactions	199,323	(135)
Changes in assets and liabilities:
Decrease (increase) in mortgage interest receivable	3,609	(2,824)
Increase in employee interest receivable	(28,589)	(444)
Decrease in prepaid expenses	177,168	69,008
Decrease in other assets	120,186	59,515
Increase in deferred rent receivable	(720,712)	(206,111)
Increase in accounts payable and accrued expenses	52,302	112,530
Increase (decrease) in due to adviser	13,304	(5,060)
Increase (decrease) in rent received in advance and security deposits	725,907	(435,228)
Payments to lenders for operating reserves held in escrow	(1,452,201)	—
Increase in operating reserves from tenants	892,137	—

Net cash provided by operating activities	5,871,779	2,678,918

Cash flows from investing activities:
Real estate investments	(40,506,626)	(41,116,911)
Issuance of mortgage note receivable	—	(10,000,000)
Principal repayments on mortgage notes receivable	44,742	42,856
Increase in restricted cash	(412,074)	—
Receipts from tenants for capital reserves	435,633	—
Payments to tenants from capital reserves	(234,518)	—
Payments to lenders for capital reserves held in escrow	(755,350)	—
Receipts from lenders for capital reserves held in escrow	308,135	—
Deposits on future acquisitions	(500,000)	(550,000)
Deposits applied against real estate investments	1,100,000	—

Net cash used in investing activities	(40,520,058)	(51,624,055)

Cash flows from financing activities:
Proceeds from share issuance	25,485,010	—
Offering costs	(1,302,004)	—
Borrowings under mortgage note payable	31,900,000	3,150,000
Principal repayments on mortgage note payable	(302,410)	(12,471)
Borrowings from line of credit	60,000,400	22,010,000
Repayments on line of credit	(73,900,400)	—
Principal repayments on employee loans	—	16,211
Payments for deferred financing costs	(1,650,237)	(1,015,176)
Dividends paid for common and preferred	(6,390,679)	(4,140,980)

Net cash provided by financing activities	33,839,680	20,007,584

Net decrease in cash and cash equivalents	(808,599)	(28,937,553)

Cash and cash equivalents, beginning of period	1,740,159	29,153,987

Cash and cash equivalents, end of period	$931,560	$216,434

NON-CASH INVESTING ACTIVITIES
Increase in asset retirement obligation	$1,510,330	$—

NON-CASH FINANCING ACTIVITIES
Fixed rate debt assumed in connection with acquisitions	$30,129,654	$—

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$1,826,754	$75,000

The accompanying notes are an integral part of these consolidated financial statements

GLADSTONE COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
Gladstone Commercial Corporation (the “Company”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and was incorporated on February 14, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in real estate properties net leased to creditworthy entities and making mortgage loans to creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Gladstone Management Corporation, a Delaware Corporation, (the “Adviser”).
Subsidiaries
On May 28, 2003, the Company completed the formation of a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership, (the “Operating Partnership”). The Company conducts substantially all of its operations through the Operating Partnership. As the Company currently owns all of the general and limited partnership interests of the Operating Partnership, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.
On July 17, 2003, the Company completed the formation of a subsidiary, Gladstone Commercial Partners, LLC, a Delaware limited liability company, (“Commercial Partners”). Commercial Partners was organized to engage in any lawful act or activity for which a limited liability company may be organized in Delaware. Commercial Partners has the power to make and perform all contracts and to engage in all activities to carry out the purposes of the Company, and all other powers available to it as a limited liability company. As the Company currently owns all of the membership interests of Commercial Partners, the financial position and results of operations of Commercial Partners are consolidated with those of the Company.
On January 27, 2004, the Company completed the formation of a subsidiary, Gladstone Lending, LLC, a Delaware limited liability company, (“Gladstone Lending”). Gladstone Lending was created to conduct all operations related to real estate mortgage loans of the Company. As the Operating Partnership currently owns all of the membership interests of Gladstone Lending, the financial position and results of operations of Gladstone Lending are consolidated with those of the Operating Partnership and the Company.
On August 23, 2004, the Company completed the formation of a subsidiary, Gladstone Commercial Advisers, Inc., a Delaware corporation, (“Commercial Advisers”). Commercial Advisers is a taxable REIT subsidiary (“TRS”), which was created to collect all non-qualifying income related to the Company’s real estate portfolio. It is currently anticipated that this income will predominately consist of fees received by the Company related to the leasing of real estate. Since the Company owns 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated with those of the Company. There have been no such fees earned to date.
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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was $1,324,868 and $2,478,984 for the three and six months ended June 30, 2006, respectively, and $547,984 and $971,627 for the three and six months ended June 30, 2005, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The value of these above-market leases as of June 30, 2006 was $1,690,024. Total amortization related to above-market lease values was $63,374 and $126,748 for the three and six months ended June 30, 2006, respectively, and $87,250 and $93,385 for the three and six months ended June 30, 2005. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

The value of these below-market leases as of June 30, 2006 was $5,111,381 and total amortization related to below-market lease values was $223,188 and $303,479 for the three and six months ended June 30, 2006, respectively. There were no below-market lease values for the three and six months ended June 30, 2005.
The Company has determined that certain of its properties, which were originally not treated as business combinations under SFAS No. 141 because there was not an existing lease in place at the time of acquisition, should have been treated as business combinations when determining the purchase price of the real estate. These properties had leases that were put in place on the date of acquisition and thus were implicitly included in the purchase price and should have been considered as leases in place for purposes of determining if the acquisitions were business combinations. As a result, the Company reallocated approximately $1.2 million of land, building and tenant improvements to intangible assets and recognized additional amortization of $140,606, offset by increased rental revenue related to below market rents of approximately $28,000, for a net decrease in income of approximately $112,000 in the quarter ended March 31, 2006. Of the additional $112,000 recognized in the quarter ended March 31, 2006, approximately $90,000 relates to periods prior to 2006.
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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from 5 to 20 years. The value of customer relationship intangibles are amortized to expense over the remaining term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets, including discontinued operations, was $756,204 and $1,436,835 for the three and six months ended June 30, 2006, respectively, and $148,991 and $263,104 for the three and six months ended June 30, 2005, respectively.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	June 30, 2006		December 31, 2005
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$10,663,334	$(1,196,836)	$5,625,736	$(558,997)
Leasing costs	5,833,922	(861,069)	5,047,033	(505,078)
Customer relationships	10,652,849	(556,550)	4,496,128	(157,338)

	$27,150,105	$(2,614,455)	$15,168,897	$(1,221,413)

The estimated aggregate amortization expense for each of the five succeeding fiscal years are as follows:

Estimated Amortization
Year	Expense
2006	$1,531,828
2007	3,063,656
2008	3,063,656
2009	2,936,016
2010	2,857,669
Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at June 30, 2006.
Provision for Loan Losses
The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its private lending assets. The Company has extended two mortgage loans and has not experienced any actual losses in connection with its lending investments. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at June 30, 2006.
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at June 30, 2006 were held in the custody of three financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
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
Deferred financing costs
Deferred financing costs consist of costs incurred to obtain long-term financing, including, legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured. Total amortization expense related to deferred financing costs, including discontinued operations, was $167,430 and $289,300 for the three and six months ended June 30, 2006, respectively, and $58,591 and $74,836 for the three and six months ended June 30, 2005, respectively.
Revenue recognition
Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of June 30, 2006.
Rental payments for two of the Company’s leases, where the rental payments under the leases were based on annual increases in the CPI index, with a provision that required minimum annual rental increases and maximum annual rental increases, were not originally straight lined at the time the leases were put into place. Upon further review of SFAS No. 13, “Accounting for Leases,” it was determined that since the rents will increase by a minimum amount per year, that the rental income should be straight lined over the life of the leases assuming the minimum increase pursuant to SFAS 13. The Company made a cumulative adjusting entry in June of 2006 of approximately $179,000, approximately $123,000 of which related to 2005, which management has deemed immaterial to the year ended December 31, 2005.
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
Stock based compensation
In December of 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS No. 123, “Accounting for Stock-Based Compensation, and issued the revised SFAS No. 123(R), “Share-Based Payment.” In April of 2005, the effective date of adoption was changed from interim periods ending after June 15, 2005 to annual periods beginning after June 15, 2005. SFAS No. 123(R) effectively replaces SFAS No. 123, and supersedes APB Opinion No. 25. The new standard was effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.
In October of 2005, the FASB released FASB Staff Position No. FAS 123(R)-2 (“FSP FAS No. 123(R)-2”), “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” FSP FAS No. 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. The Company applied FSP FAS No. 123(R)-2 in conjunction with the adoption of SFAS No. 123(R) on January 1, 2006.
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
Commercial Advisers is a wholly-owned TRS that is subject to federal and state income taxes. The Company accounts for such income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
In July of 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.
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

As discussed in Note 10, the Company’s operations are derived from two operating segments, one segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment originates mortgage loans and collects principal and interest payments.
Foreign Currency Transactions
The Company purchased two properties in Canada in October of 2004. These properties were classified as held for sale as of June 30, 2006, thus all gains and losses from foreign currency transactions are reflected in discontinued operations in the Company’s Consolidated Financial Statements. Rental payments from these properties are received in Canadian dollars. In accordance with SFAS No. 52 “Foreign Currency Translation,” the rental revenue received is recorded using the exchange rate as of the transaction date, which is the first day of each month. If the rental payment is received on a date other than the transaction date, then a realized foreign currency gain or loss would be recorded on the financial statements. Straight line rent and any deferred rent asset or liability recorded in connection with monthly rental payments are also recorded using the exchange rate as of the transaction date. The Company also remits quarterly tax payments to Canada from amounts withheld from the tenants in the Canadian properties. Since these payments are received from the tenants on dates different then the remittance date to Canada, the tax payments also result in realized foreign currency gains and losses on the income statement. In addition to rental payments that are denominated in Canadian dollars, the Company also has a bank account in Canada and the long-term financings on the two Canadian properties were also issued in Canadian dollars. All cash, deferred rent assets and mortgage notes payable related to the Canadian properties are re-valued at each balance sheet date to reflect the current exchange rate. The gains or losses from the valuation of the cash is recorded on the income statement as a realized gain or loss, and the valuation of the deferred rent assets and mortgage notes payable is recorded on the income statement as unrealized gains or losses on the translation of assets and liabilities. A realized foreign currency gain of $167 and a realized foreign currency loss of $649 were recorded for the three and six months ended June 30, 2006, respectively, and realized foreign currency losses of $2,590 and $2,937 were recorded for the three and six months ended June 30, 2005, respectively. Unrealized foreign currency losses of $211,939 and $199,323 were recorded for the three and six months ended June 30, 2006, and an unrealized foreign currency loss of $120 and an unrealized foreign currency gain of $135 were recorded for the three and six months ended June 30, 2005, respectively.
Asset retirement obligations
In March of 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties of $1,419,559, approximately $728,000 of which related to properties acquired prior to 2006, for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. During the three and six months ended June 30, 2006, the Company recorded $26,430 and $81,573, respectively, of expense, including discontinued operations, related to the cumulative accretion of the obligation from the Company’s acquisition of the related properties through June 30, 2006. The Company adopted FIN 47 as of December 31, 2005, but did not record the liability and the related cumulative effect as of December 31, 2005 because the Company deemed the impact of its initial estimates immaterial and worked to further refine these estimates.
Real estate held for sale and discontinued operations
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s Consolidated Financial Statements in both current and prior periods presented.

Income items related to held for sale properties are listed separately on the Company’s Consolidated Income Statement. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell, and are listed separately on the Company’s Consolidated Balance Sheet for the current period. Once properties are listed as held for sale, no further depreciation is recorded.
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
For the three and six months ended June 30, 2006, the Company incurred approximately $720,000 and $1,372,000, respectively, in management advisory fees. For the three and six months ended June 30, 2005, the Company incurred approximately $484,000 and $956,000, respectively, in management advisory fees. Approximately $177,000 and $164,000 was unpaid at June 30, 2006 and December 31, 2005, respectively.

The following table shows the breakdown of the management advisory fee for three and six months ended June 30, 2006 and 2005:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Allocated payroll and benefits	$561,316	$334,563	$1,029,035	$681,877

Allocated overhead expenses	158,076	149,231	343,099	273,778

Total management advisory fee	$719,392	$483,794	$1,372,134	$955,655

On May 24, 2006, the Company’s stockholders approved a proposal to enter into an amended and restated investment advisory agreement (the “Proposed Agreement”) with its Adviser and an administration agreement (the “Administration Agreement”) between the Company and Gladstone Administration, LLC (the “Administrator”), a wholly owned subsidiary of the Adviser.
The Proposed Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders equity (less the recorded value of any preferred stock) and an incentive fee based on fund from operations, (“FFO”),, which would reward the Adviser if the Company’s quarterly FFO (before giving effect to any incentive fee) exceeds 1.75% (7% annualized) of total stockholders’ equity (less the recorded value of any preferred stock). Under the Administration Agreement, the Company will pay separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent, and the Company’s allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, controller and their respective staffs.
In connection with the approval of the Proposed Agreement and the Administration Agreement, the Company will terminate the 2003 Equity Incentive Plan (“2003 Plan”), and seek agreement from all holders of stock options to exercise or terminate their options within a limited period of time. The Proposed Agreement and the Administration Agreement will become effective upon the later of (i) January 1, 2007; or (ii) the first day of the first fiscal quarter beginning after the last of the outstanding stock options are either exercised or terminated. The Proposed Agreement and Administration Agreement will not become effective as long as the 2003 Plan is in effect or as long as there are any outstanding stock options. The current investment advisory agreement with Gladstone Management will continue in effect until these new agreements become effective.
3. Stock Options
Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment,” for its stock-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation.” In this regard, these options have been granted to individuals who are the Company’s officers, and who would qualify as leased employees under FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.”
Under APB 25, no expense was recorded in the income statement for the Company’s stock options. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Under SFAS No. 123(R), all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over an employee’s requisite service period.

The Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized during the three and six months ended June 30, 2006 includes the cost for all stock-based payments granted prior to, but not yet vested, as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. For the three and six months ended June 30, 2006 the Company recorded stock option compensation expense of $33,602 and $79,818, respectively.
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock options, stock appreciation rights, performance units and restricted stock units for periods prior to adoption of SFAS No. 123(R).

	For the three	For the six
	months ended	months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$1,149,531	$1,684,715

Less: Stock-based compensation expense determined using the fair value based method	(43,971)	(93,659)

Net income, pro-forma	$1,105,560	$1,591,056

Basic, as reported	$0.15	$0.22

Basic, pro-forma	$0.14	$0.21

Diluted, as reported	$0.15	$0.22

Diluted, pro-forma	$0.14	$0.21

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
As of June 30, 2006, there was approximately $27,000 of total unrecognized compensation cost related to non-vested stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of approximately 8 months.
At June 30, 2006, 771,028 options were outstanding with exercise prices ranging from $15 to $16.53 with terms of ten years. Of the 771,028 options that were outstanding, 740,028 options were fully vested as of June 30, 2006. The aggregate intrinsic value of these fully vested options, which was calculated by taking the difference between the closing stock price at June 30, 2006 and the exercise price of the option and multiplying that value by the number of options that were in the money, was approximately $2.6 million at June 30, 2006. The weighted average remaining contractual term of the fully vested options was 7.46 years.
The Company has a total of 960,000 options authorized for issuance under its current 2003 Plan. A summary of the status of the Company’s 2003 Plan for the six months ended June 30, 2006 is as follows:

		Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2005, of which 744,250 shares are exercisable	916,000	$15.39

Granted	—	$—
Exercised	(144,972)	$15.95
Forfeited	—	$—
Options outstanding at June 30, 2006,	771,028	$15.30

Options exercisable at June 30, 2006	740,028	$15.29

The following table is a summary of all notes issued to employees for the exercise of stock options:

	Number of	Strike Price of	Amount of
	Options	Options	Promissory		Interest Rate
Date Issued	Exercised	Exercised	Note	Term of Note	on Note
Sep-04	25,000	$15.00	$375,000	9 years	5.0%

May-05	5,000	$15.00	$75,000	9 years	6.0%

Apr-06	25,000	$15.00	$375,000	5 years	7.77%

Apr-06	12,422	$16.10	$199,994	9 years	7.77%
May-06	50,000	$16.85	$842,500	10 years	7.87%
May-06	15,000	$16.10	$241,500	10 years	7.87%
May-06	2,500	$16.01	$40,000	10 years	7.87%
May-06	2,000	$16.10	$32,200	10 years	7.87%
May-06	2,000	$16.10	$32,200	10 years	7.87%
May-06	2,000	$16.68	$33,360	10 years	7.87%
May-06	2,000	$15.00	$30,000	10 years	7.87%

	142,922		$2,276,754

These notes were recorded as loans to employees in the equity section of the accompanying consolidated balance sheets. As of June 30, 2006, approximately $2,259,000 of indebtedness was owed by current employees to the Company, and no current or former directors or executive officers had any loans outstanding.

4. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income available to common stockholders	$368,390	$1,149,531	$870,746	$1,684,715

Denominator for basic weighted average shares	7,762,503	7,669,802	7,717,501	7,668,409
Dilutive effect of stock options	149,368	22,837	140,645	46,691

Denominator for diluted weighted average shares	7,911,871	7,692,639	7,858,146	7,715,100

Basic earnings per common share	$0.05	$0.15	$0.11	$0.22

Diluted earnings per common share	$0.04	$0.15	$0.11	$0.22

5. Real Estate
A summary of the 35 properties held by the Company as of June 30, 2006 is as follows:

Date Acquired	Location	Square Footage	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$4,916,551
Jan-04	Canton, Ohio	54,018	Office and Warehouse	3,056,003
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,370,188
Jun-04	Charlotte, North Carolina	64,500	Office	8,782,430
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	4,943,810
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,347,035
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,859,668
Sep-04	Austin, Texas	51,993	Flexible Office	7,032,889
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	914,565
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	5,927,688
Feb-05	San Antonio, Texas	60,245	Flexible Office	8,019,616
Feb-05	Columbus, Ohio	39,000	Industrial	2,707,976
Apr-05	Big Flats, New York	120,000	Industrial	6,559,876
May-05	Wichita, Kansas	69,287	Office	10,970,638
May-05	Arlington, Texas	64,000	Warehouse and Bakery	4,000,920
Jun-05	Dayton, Ohio	59,894	Office	2,424,435
Jul-05	Eatontown, New Jersey	30,268	Office	4,762,606
Jul-05	Franklin Township, New Jersey	183,000	Office and Warehouse	7,586,107
Jul-05	Duncan, South Carolina	278,020	Office and Manufacturing	15,161,562
Aug-05	Hazelwood, Missouri	51,155	Office and Warehouse	3,044,794
Sep-05	Angola, Indiana	52,080	Industrial	1,159,561
Sep-05	Angola, Indiana	50,000	Industrial	1,159,561
Sep-05	Rock Falls, Illinois	52,000	Industrial	1,159,561
Oct-05	Newburyport, Massachusetts	70,598	Industrial	7,050,070
Oct-05	Clintonville, Wisconsin	291,142	Industrial	4,688,772
Dec-05	Maple Heights, Ohio	347,218	Industrial	11,787,924
Dec-05	Richmond, Virginia	42,213	Office	6,033,519
Dec-05	Toledo, Ohio	23,368	Office	3,070,947
Feb-06	South Hadley, Massachusetts	150,000	Industrial	3,182,498
Feb-06	Champaign, Illinois	108,262	Office	14,348,274
Feb-06	Roseville, Minnesota	359,540	Office	27,594,693
May-06	Burnsville, Minnesota	114,100	Office	12,221,874
Jun-06	Menomonee Falls, Wisconsin	125,692	Industrial	7,526,516

	Real estate, net	3,975,482		219,373,127

Oct-04	Granby, Quebec	99,981	Commercial and Manufacturing	3,007,864
Oct-04	Montreal, Quebec	42,490	Commercial and Manufacturing	1,807,220

	Real estate held for sale, net	142,471		4,815,084
	Total real estate, net	4,117,953		$224,188,211

The following table sets forth the components of the Company’s investments in real estate, not including investments in real estate for properties held for sale:

	June 30, 2006	December 31, 2005
Real estate:
Land	$29,802,462	$20,329,568
Building	189,579,455	141,660,553
Tenant improvements	5,714,197	3,053,518
Accumulated depreciation	(5,722,987)	(3,408,878)

Real estate, net	$219,373,127	$161,634,761

On February 15, 2006, the Company acquired a 150,000 square foot industrial facility in South Hadley, Massachusetts for $3.6 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the property, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately four years at the time of assignment, and the tenant has one option to extend the lease for additional period of five years. The lease provides for annual rents of approximately $353,000 in 2007, with prescribed escalations thereafter.
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
On February 21, 2006, the Company acquired a 359,540 square foot office building in Roseville, Minnesota for approximately $30.0 million, including transaction costs, which was funded by a combination of borrowings from the existing line of credit, and the assumption of approximately $20.0 million of financing on the property. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment, and the tenant has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $2.4 million in 2007, with prescribed escalations thereafter.
On May 10, 2006, the Company acquired an 114,100 square foot office building in Burnsville, Minnesota for approximately $14.1 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately four years, and concurrently with the closing the tenant exercised its first renewal option for an additional five years to the original lease term. The tenant also has two remaining options to extend the lease for an additional period of five years each. The lease provides for annual rents of approximately $1.2 million in 2007, with prescribed escalations thereafter.
On June 30, 2006, the Company acquired an 125,692 square foot office building in Menomonee Falls, Wisconsin for approximately $8.0 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company extended a ten year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of ten years each. The lease provides for annual rents of approximately $0.7 million in 2007, with prescribed escalations thereafter.

In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the six months ended June 30, 2006 as follows:

			Tenant			Customer	Below Market	Total Purchase
	Land	Building	Improvements	In-place leases	Leasing Costs	relationships	Rents	Price
South Hadley, Massachusetts	$470,636	$2,738,511	$—	$225,959	$46,710	$183,052	$—	$3,664,868
Champaign, Illinois	3,645,770	10,589,003	225,367	838,387	165,893	869,041	(1,223,286)	15,110,175
Roseville, Minnesota	2,587,757	24,107,863	1,182,263	2,448,286	491,342	2,881,122	(3,473,624)	30,225,009
Burnsville, Minnesota	3,510,711	7,882,749	863,658	463,237	316,043	1,126,538	—	14,162,936
Menomonee Falls, Wisconsin	624,700	6,861,786	40,030	138,320	1,154	379,284	—	8,045,274

	$10,839,574	$52,179,912	$2,311,318	$4,114,189	$1,021,142	$5,439,037	$(4,696,910)	$71,208,262

The weighted average amortization period, for properties acquired during the six months ended June 30, 2006, for in-place leases is approximately 7.7 years, for leasing costs is approximately 7.7 years, for customer relationships is approximately 14.2 years, and for all intangible assets is approximately 9.9 years.
Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses and future operating lease payments for discontinued operations, in effect at June 30, 2006, are as follows:

Year	Lease Payments
2006	$11,409,615
2007	23,045,799
2008	23,421,927
2009	22,713,377
2010	21,981,459
Thereafter	88,865,699
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however, the Company would be required to pay property taxes on the respective property in the event the tenant fails to pay them. The total property taxes, on an annual basis, for all properties outstanding as of June 30, 2006 is approximately $3.7 million.
6. Real Estate Held for Sale and Discontinued Operations
As of June 30, 2006, the Company classified its 2 properties located in Canada as held for sale under the provisions of SFAS No. 144, which requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s Consolidated Financial Statements in both current and prior periods presented The table below summarizes the components of income from discontinued operations:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Operating revenue	$157,112	$143,010	$311,523	$286,420

Operating expense	2,856	6,715	19,313	10,349

Interest expense	66,281	—	130,657	—

Depreciation expense	16,760	32,510	52,300	64,971

Realized and unrealized gains (losses) on foregin currency transactions	(211,772)	(2,711)	(199,972)	(2,803)

Income (loss) from discontinued operations	$(140,557)	$101,074	$(90,719)	$208,297

The table below summarizes the components of the assets and liabilities held for sale reflected on the Consolidated Balance Sheet:

June 30, 2006
Real estate, net	$4,815,086
Lease intangibles, net	422,460
Prepaid expenses	11,024
Deferred rent receivable	75,606
Deferred financing costs, net	134,231

Real estate and related assets held for sale, net	$5,458,407

Mortgage notes payable related to assets held for sale	$4,797,876

Accounts payable and accrued expenses	107,610
Asset retirement obligation liability	90,771

Accounts payable and other liabilities related to assets held for sale	$198,381

7. Mortgage Notes Receivable
On February 18, 2004, the Company originated a promissory mortgage note in the amount of $11,170,000 collateralized by property in Sterling Heights, Michigan. The note was issued from a portion of the net proceeds of the Company’s initial public offering of common stock. The note accrues interest at the greater of 11% per year or the one month LIBOR rate plus 5% per year, and is for a period of 10 years maturing on February 18, 2014. At June 30, 2006, the outstanding balance of the note was $10,981,073.
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

8. Mortgage Notes Payable
As of June 30, 2006 the Company had 9 fixed-rate mortgage notes payable collateralized by a total of 19 properties. The weighted-average interest rate on the mortgage notes payable as of June 30, 2006 was approximately 5.65%. A summary of the mortgage notes payable as of June 30, 2006 are as follows:

Date of Issuance of	Principal Maturity		Balance Outstanding
of Note	Date	Interest Rate	June 30, 2006	December 31, 2005
3/16/2005	4/1/2030	6.3300%	$3,086,205	$3,113,102
7/19/2005	8/1/2015	5.2200%	4,797,876	4,644,859
8/25/2005	9/1/2015	5.3310%	21,757,000	21,757,000
9/12/2005	9/1/2015	5.2100%	12,588,000	12,588,000
12/21/2005	12/8/2015	5.7107%	19,456,000	19,456,000
2/21/2006	12/1/2013	5.9100%	9,684,575	—
2/21/2006	6/1/2014	5.2000%	20,255,285	—
3/29/2006	4/1/2016	5.9200%	17,000,000	—
4/27/2006	5/5/2016	6.5800%	14,863,330	—

			$123,488,271	$61,558,961

The fair market value of all fixed-rate debt outstanding as of June 30, 2006 is approximately $118,000,000, as compared to the carrying value stated above of approximately $123,000,000.
On February 21, 2006, the Company assumed approximately $10.0 million of indebtedness pursuant to a long-term note payable from Wells Fargo Bank, National Association, in connection with the Company’s acquisition, on the same date, of a property located in Champaign, Illinois. The note accrues interest at a rate of 5.91% per year, and the Company may not repay this note prior to the last 3 months of the term, or the Company would be subject to a prepayment penalty. The note matures on December 1, 2013.
On February 21, 2006, the Company assumed approximately $20.0 million of indebtedness pursuant to a long-term note payable from Greenwich Capital Financial Products, Inc, in connection with the Company’s acquisition, on the same date, of a property located in Roseville, Minnesota. The note accrues interest at a rate of 5.20% per year, and the Company may not repay this note prior to the last 3 months of the term, or the Company would be subject to a prepayment penalty. The note matures on June 1, 2014.
On March 29, 2006, the Company, through wholly-owned subsidiaries, borrowed $17.0 million pursuant to a long-term note payable from CIBC Inc. which is collateralized by security interests in its Big Flats, New York property, its Eatontown, New Jersey property, and its Franklin Township, New Jersey property in the amounts of approximately $5.6 million, $4.6 million and $6.8 million, respectively. The note accrues interest at a rate of 5.92% per year, and the Company may not repay this note until after January 1, 2016, or the Company would be subject to a substantial prepayment penalty. The note has an anticipated maturity date of April 1, 2016, with a clause in which the lender has the option of extending the maturity date to April 1, 2036. The Company used the proceeds from the note to pay down its line of credit.
On April 27, 2006, the Company, through wholly-owned subsidiaries, borrowed $14.9 million pursuant to a long-term note payable from IXIS Real Estate Capital Inc. which is collateralized by security interests in its Wichita, Kansas property, its Clintonville Wisconsin property, its Rock Falls, Illinois property and its Angola, Indiana properties in the amounts of approximately $9.0 million, $3.6 million, $0.7 million and $1.6 million, respectively. The note accrues interest at a rate of 6.58% per year, and the Company may not repay this note until after February 5, 2016, or the Company would be subject to a substantial prepayment penalty. The note has a maturity date of May 5, 2016, and the Company used the proceeds from the note to pay down its line of credit.

9. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the six months ended June 30, 2006:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2005	$7,672	$—	$105,502,544	$(432,282)	$(6,129,398)	$98,948,536

Issuance of Common Stock Under Stock Option Plan	145	—	2,311,621	(1,826,754)	—	485,012

Issuance of Preferred Stock	—	1,000	24,999,000	—	—	25,000,000

Public Offering Costs	—	—	(1,302,006)	—	—	(1,302,006)

Stock Options	—	—	79,818	—	—	79,818

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(6,390,679)	(6,390,679)

Net income	—	—	—	—	1,699,565	1,699,565

Balance at June 30, 2006	$7,817	$1,000	$131,590,977	$(2,259,036)	$(10,820,512)	$118,520,246

On January 18, 2006, the Company completed the public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), par value $0.001 per share, at a price of $25.00 per share, under the Company’s shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. The preferred stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at the election of the Company on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The closing of the offering occurred on January 26, 2006, and the preferred stock is traded on the NASDAQ Global Market under the trading symbol “GOODP.” Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.7 million, and the net proceeds were used to repay outstanding indebtedness under the Company’s line of credit.
Dividends paid per common share for the three and six months ended June 30, 2006 were $0.36 and $0.72 per share, respectively. Dividends paid per common share for the three and six months ended June 30, 2005 were $0.24 and $0.42 per share, respectively. Dividends paid per preferred share for the three and six months ended June 30, 2006 were approximately $0.34 and $0.82 per share, respectively.
10. Segment Information
As of June 30, 2006, the Company’s operations are derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three and six months ended June 30, 2006 and 2005:

	As of and for the three months ended June 30, 2006				As of and for the six months ended June 30, 2006
		Real Estate			Real Estate	Real Estate
	Real Estate Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Operating revenues	$6,071,628	$558,434	$—	$6,630,062	$10,944,326	$1,111,346	$—	$12,055,672
Operating expenses	(2,128,321)	—	(1,395,497)	(3,523,818)	(4,025,123)	—	(2,521,697)	(6,546,820)
Other income (loss)	—	—	(2,112,922)	(2,112,922)	—	—	(3,718,568)	(3,718,568)
Discontinued operations	(140,557)	—	—	(140,557)	(90,719)	—	—	(90,719)

Net income (loss)	$3,802,750	$558,434	$(3,508,419)	$852,765	$6,828,484	$1,111,346	$(6,240,265)	$1,699,565

Total Assets	$254,177,059	$21,048,213	$6,685,499	$281,910,771	$254,177,059	$21,048,213	$6,685,499	$281,910,771

	As of and for the three months ended June 30, 2005				As of and for the six months ended June 30, 2005
		Real Estate			Real Estate	Real Estate
	Real Estate Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Operating revenues	$2,129,531	$501,645	$—	$2,631,176	$3,837,431	$797,228	$—	$4,634,659
Operating expenses	(688,917)	—	(657,427)	(1,346,344)	(1,321,158)	—	(1,663,695)	(2,984,853)
Other income (loss)	—	—	(236,375)	(236,375)	—	—	(173,388)	(173,388)
Discontinued operations	101,074	—	—	101,074	208,297	—	—	208,297

Net income (loss)	$1,541,688	$501,645	$(893,802)	$1,149,531	$2,724,570	$797,228	$(1,837,083)	$1,684,715

Total Assets	$104,452,364	$21,132,480	$2,603,341	$128,188,185	$104,452,364	$21,132,480	$2,603,341	$128,188,185

11. Line of Credit
On February 28, 2005, the Company entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company. This line of credit initially provided the Company with up to $50 million of financing. The Company amended the line of credit on June 29, 2006 to increase the maximum availability under the line from $50 million to $75 million. The line of credit matures on February 28, 2008. The interest rate charged on the advances under the facility is based on the London Interbank Offered Rate (“LIBOR”), the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits and, as of June 30, 2006, the Company is in compliance with all financial and operating covenants. For example, as is customary with such line of credit facilities, the maximum amount the Company may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that the Company has pledged as collateral to the banks. As the Company arranges for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of June 30, 2006 and December 31, 2005, there was $29.7 million and $43.6 million outstanding under the line of credit at an interest rate of 7.38% and 6.31% per year, respectively.
12. Pro Forma Financial Information
The Company acquired 5 properties during the six months ended June 30, 2006. The following table reflects pro-forma consolidated income statements as if the 5 properties were acquired on January 1, 2006 and January 1, 2005:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Operating Data:
Total operating revenue	$6,939,739	$4,295,559	$13,289,438	$7,700,860
Total operating expenses	(3,626,864)	(2,472,309)	(7,179,564)	(5,058,368)
Other expense	(2,112,922)	(236,375)	(3,718,568)	(173,388)

Income from continuing operations	1,199,953	1,586,875	2,391,306	2,469,104
Discontinued Operations	(140,577)	101,074	(90,719)	208,297

Net income	$1,059,376	$1,687,949	$2,300,587	$2,677,401

Share and Per Share Data:
Basic net income	$0.14	$0.22	$0.30	$0.35
Diluted net income	$0.13	$0.22	$0.29	$0.35
Weighted average shares outstanding-basic	7,762,503	7,669,802	7,717,501	7,668,409
Weighted average shares outstanding-diluted	7,911,871	7,692,639	7,858,146	7,715,100
These pro-forma consolidated income statements are not necessarily indicative of what actual results would have been had the Company acquired the 5 properties on January 1, 2006 and January 1, 2005.
13. Subsequent Events
On July 11, 2006, the Board of Directors declared cash dividends of $0.12 per common share for each of the months of July, August and September of 2006. Monthly dividends will be payable on July 31, 2006, August 31, 2006 and September 29, 2006, to those shareholders of record for those dates on July 21, 2006, August 23, 2006 and September 21, 2006, respectively.
On July 11, 2006, the Board of Directors declared cash dividends of $0.1614583 per preferred share for each of the months of July, August and September of 2006. Monthly dividends will be payable on July 31, 2006, August 31, 2006 and September 29, 2006, to those shareholders of record for those dates on July 21, 2006, August 23, 2006 and September 21, 2006, respectively.
On July 11, 2006, the Company’s Board of Directors approved an offer to current stock option holders to amend the terms of all outstanding stock options under the Company’s 2003 Equity Incentive Plan to accelerate the contractual expiration date of these options to December 31, 2006. The offer is conditioned upon the acceptance by 100% of the current stock option holders. If the offer is accepted by 100% of the current stock option holders, then, effective January 1, 2007, the Company will implement the Proposed Agreement and the Administration Agreement. The Company’s Board of Directors also accelerated in full the vesting of all outstanding unvested options.
On July 13, 2006, the Company acquired a 12,000 square foot office building in Baytown, Texas for approximately $2.8 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $0.2 million in 2007, with prescribed escalations thereafter.
On July 21, 2006, the Company sold its 2 properties located in Canada for approximately $6.9 million dollars, for a gain on the sale of approximately $1.7 million. The Company paid approximately $360,000 in taxes related to the gain on the sale. The 2 mortgage loans on the Canadian properties were assumed by the buyer in conjunction with the sale.
As of August 8, 2006, the Company has not received the July mortgage payment due from its mortgage loan on the Sterling Heights, Michigan property. The Company is currently evaluating the actions it should take. The Company is not anticipating a loss on the mortgage loan because the appraised value of the property is substantially higher than the outstanding balance of the mortgage loan.

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

Overview
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years, with rental increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At June 30, 2006, we owned 35 properties and had 2 mortgage loans outstanding. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio.
We conduct substantially all of our activities, including ownership of all of our properties, through Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003, which we refer to as our “Operating Partnership.” We control our Operating Partnership through our ownership of GCLP Business Trust II, a Massachusetts business trust, which is the general partner of our Operating Partnership, and through our ownership of GCLP Business Trust I, a Massachusetts business trust, which holds all of the limited partnership units of our Operating Partnership. We expect that our Operating Partnership may issue limited partnership units from time to time in exchange for industrial and commercial real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the recognition of gains associated with the dispositions of their properties until they redeem the limited partnership units. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem their units for cash or, at our election, shares of our common stock on a one-for-one basis at any time. Whenever we issue common stock for cash, we are obligated to contribute the net proceeds we receive from the sale of the stock to our Operating Partnership, and our Operating Partnership is, in turn, obligated to issue an equivalent number of limited partnership units to us. Our Operating Partnership will distribute the income it generates from its operations to its partners, including GCLP Business Trust I and GCLP Business Trust II, both of which are beneficially owned by us, on a pro rata basis. We will, in turn, distribute the amounts we receive from our Operating Partnership to fund distributions to our stockholders in the form of monthly cash dividends. We have historically operated, and intend to continue to operate, so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, thereby generally avoiding federal income taxes on the distributions we make to our stockholders.
Gladstone Management Corporation, a registered investment adviser and an affiliate of ours, serves as our external adviser (our “Adviser”). Our Adviser is responsible for managing our business on a day-to-day basis and for identifying and making acquisitions and dispositions in accordance with our investment criteria.
Recent Events
Investments
On February 15, 2006, we acquired a 150,000 square foot industrial facility in South Hadley, Massachusetts for approximately $3.6 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately four years at the time of assignment, and the tenant has one option to extend the lease for additional period of five years. The lease provides for annual rents of approximately $353,000 in 2007, with prescribed escalations thereafter.
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
On February 21, 2006, we acquired a 359,540 square foot office building in Roseville, Minnesota for approximately $30.0 million, including transaction costs, which was funded by a combination of borrowings from our line of credit, and the assumption of approximately $20.0 million of financing on the property. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years at the time of assignment, and the tenant has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $2.4 million in 2007, with prescribed escalations thereafter.
On May 10, 2006, we acquired an 114,100 square foot office building in Burnsville, Minnesota for approximately $14.1 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately four years, and concurrently with the closing the tenant exercised its first renewal option for an additional five years to the original lease term. The tenant also has two remaining options to extend the lease for an additional period of five years each. The lease provides for annual rents of approximately $1.2 million in 2007, with prescribed escalations thereafter.
On June 30, 2006, we acquired a 125,692 square foot office building in Menomonee Falls, Wisconsin for approximately $8.0 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we extended a ten year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of ten years each. The lease provides for annual rents of approximately $0.7 million in 2007, with prescribed escalations thereafter.
On July 13, 2006, we acquired a 12,000 square foot office building in Baytown, Texas for approximately $2.8 million, including transaction costs, which was funded using borrowings from our line of credit. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $0.2 million in 2007, with prescribed escalations thereafter.
Mortgage Loans
On February 21, 2006, we assumed approximately $10.0 million of indebtedness pursuant to a long-term note payable from Wells Fargo Bank, National Association, in connection with our acquisition, on the same date, of a property located in Champaign, Illinois. The note accrues interest at a rate of 5.91% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a substantial prepayment penalty. The note matures on December 1, 2013.
On February 21, 2006, we assumed approximately $20.0 million of indebtedness pursuant to a long-term note payable from Greenwich Capital Financial Products, Inc, in connection with our acquisition, on the same date, of a property located in Roseville, Minnesota. The note accrues interest at a rate of 5.20% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a substantial prepayment penalty. The note matures on June 1, 2014.
On March 29, 2006, through wholly-owned subsidiaries, we borrowed $17.0 million pursuant to a long-term note payable from CIBC Inc. which is collateralized by security interests in our Big Flats, New York property, our Eatontown, New Jersey property, and our Franklin Township, New Jersey property in the amounts of approximately $5.6 million, $4.6 million and $6.8 million, respectively. The note accrues interest at a rate of 5.92% per year, and we may not repay this note until after January 1, 2016, or we would be subject to a substantial prepayment penalty.

The note has an anticipated maturity date of April 1, 2016, with a clause in which the lender has the option of extending the maturity date to April 1, 2036. We used the proceeds from the note to pay down our line of credit.
On April 27, 2006, through wholly-owned subsidiaries, we borrowed $14.9 million pursuant to a long-term note payable from IXIS Real Estate Capital Inc. which is collateralized by security interests in our Wichita, Kansas property, our Clintonville Wisconsin property, our Rock Falls, Illinois property and our Angola, Indiana properties in the amounts of approximately $9.0 million, $3.6 million, $0.7 million and $1.6 million, respectively. The note accrues interest at a rate of 6.58% per year, and we may not repay this note until after February 5, 2016, or we would be subject to a substantial prepayment penalty. The note has a maturity date of May 5, 2016, and we used the proceeds from the note to pay down our line of credit.
Preferred Stock Financing
On January 18, 2006, we completed a public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.7 million and were used to repay outstanding indebtedness under our line of credit. The preferred stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities. The closing of the offering took place on January 26, 2006, and the preferred stock is traded on the NASDAQ Global Market under the trading symbol “GOODP.”
Properties Sold
On July 21, 2006, we sold our 2 properties located in Canada for approximately $6.9 million dollars, for a gain on the sale of approximately $1.7 million. We paid approximately $360,000 in taxes related to the gain on the sale. The 2 mortgage loans on the Canadian properties were assumed by the buyer in conjunction with the sale.
Late Payment
As of August 8, 2006, we have not received the July mortgage payment due from our mortgage loan on the Sterling Heights, Michigan property. We are currently evaluating the actions we should take. We are not anticipating a loss on the mortgage loan because the appraised value of the property is substantially higher than the outstanding balance of the mortgage loan.
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
During the three and six months ended June 30, 2006, payroll and benefits expenses, which are part of the management fee paid to our Adviser, were approximately $561,000 and $1,029,000 respectively, and during the three and six months ended June 30, 2005, payroll and benefits expenses were approximately $335,000 and $682,000, respectively. The actual amount of payroll and benefits expenses which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2006 this amount will be approximately $2.2 million. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe is likely to be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we currently expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement to our Adviser for our share of its payroll and benefits expenses could be materially greater than we currently estimate.
During the three and six months ended June 30, 2006, the amount of overhead expenses that we reimbursed our Adviser was approximately $158,000 and $343,000, respectively, and during the three and six months ended June 30, 2005, the amount of overhead expenses we reimbursed our Adviser was approximately $149,000 and $274,000, respectively. The actual amount of overhead expenses for which we will be required to reimburse our Adviser in the future is not determinable at this time, but we currently estimate that, during the year ending December 31, 2006, this amount will be approximately $800,000.
Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, interest, tax preparation, directors and officers insurance, stock transfer services, shareholder related fees, consulting and related fees. During the three and six months ended June 30, 2006, the total amount of these expenses that we incurred was approximately $682,000 and $1,169,000, respectively. During the three and six months ended June 30, 2005, the total amount of these expenses that we incurred was approximately $461,000 and $1,161,000, respectively.
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
On May 24, 2006, our stockholders approved a proposal to enter into an amended and restated investment advisory agreement (the “Proposed Agreement”) with our Adviser and an administration agreement (the “Administration Agreement”) between us and Gladstone Administration, LLC (the “Administrator”), a wholly owned subsidiary of our Adviser.
The Proposed Agreement provides for an annual base management fee equal to 2% of our total stockholders equity (less the recorded value of any preferred stock) and an incentive fee based on fund from operations, (“FFO”), which would reward the Adviser if our quarterly FFO (before giving effect to any incentive fee) exceeds 1.75% (7% annualized) of total stockholders’ equity (less the recorded value of any preferred stock). Under the Administration Agreement, we will pay separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, controller and their respective staffs.

The Proposed Agreement and Administration Agreement will not become effective as long as the 2003 Equity Incentive Plan (the “2003 Plan”) is in effect or as long as there are any outstanding stock options. In connection with the approval of the Proposed and Administration Agreements, and pursuant to an offer approved by our Board of Directors on July 11, 2006, we have extended an offer to current stock option holders to amend the terms of all outstanding stock options under the 2003 Plan to accelerate the contractual expiration date of these options to December 31, 2006. The offer was filed with the U.S. Securities and Exchange Commission on July 12, 2006, and is conditioned upon the acceptance by 100% of the current stock option holders. If the offer is accepted by 100% of the current stock option holders, then, upon the termination of the 2003 Plan and all outstanding options under the 2003 Plan, effective January 1, 2007, we will implement the Proposed Agreement and the Administration Agreement. The offer to amend the stock options is currently scheduled to expire on August 31, 2006, however it may be extended at our discretion. The current investment advisory agreement with Gladstone Management will continue in effect until these new agreements become effective.
Our Board of Directors also accelerated the vesting of all outstanding options effective July 11, 2006. This action resulted in accelerated vesting of 31,000 outstanding options.
As of July 24, 2006 there are 771,028 outstanding options under the 2003 Plan, and no further options will be granted. The shares underlying these stock options have been registered under the Securities Act of 1933 as amended. Upon exercise, the holders of these options will be able to publicly resell their shares without restriction. Sales of substantial amounts of our common stock in the public market, pursuant to the registration statement, such option exercises, under Rule 144 or otherwise, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock, and could dilute the interests of existing stockholders. This would particularly be the case if a significant number of option holders elect not to “exercise and hold” their options, but rather seek to monetize their option holdings through broker-assisted cashless exercises. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
Critical Accounting Policies
Management believes our most critical accounting policies are revenue recognition (including straight-line rent), investment accounting, purchase price allocation, accounting for our investments in real estate, provision for loan losses, the accounting for our derivative and hedging activities, if any, income taxes and stock based compensation. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.
Revenue Recognition
Rental income includes rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the initial term of the lease. Because a majority of our leases contain rental increases at specified intervals, straight-line basis accounting requires us to record as an asset, and include in revenues, deferred rent receivable that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheets includes the cumulative difference between rental revenue as recorded on a straight-line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, our management must determine, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as is it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

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
We have determined that certain of our properties, which were originally not treated as business combinations under SFAS No. 141 because there was not an existing lease in place at the time of acquisition, should have been treated as business combinations when determining the purchase price of the real estate. These properties had leases that were put in place on the date of acquisition and thus were implicit in the purchase price and should have been considered as leases in place for purposes of determining if the acquisitions were business combinations. As a result, we reallocated approximately $1.2 million of land, building and tenant improvements to intangible assets and recognized additional amortization of $140,606, offset by increased rental revenue related to below market rents of approximately $28,000, for a net decrease in income of approximately $112,000 for the quarter ended March 31, 2006. Of the additional $112,000 recognized in the quarter ended March 31, 2006, approximately $90,000 relates to periods prior to 2006.
Risk Rating
In evaluating each transaction that it considers for investment, our Adviser seeks to assess the risk associated with the potential tenant or borrower. For companies that have debt that has been rated by a national credit rating agency, our Adviser uses the rating as determined by such ratings agency. For tenants or borrowers that do not have publicly traded debt, our Adviser calculates and assigns to our tenants and borrowers a risk rating under our ten-point risk rating scale. Our Adviser seeks to have the risk rating system mirror the risk rating systems of major risk rating organizations such as those provided by nationally recognized statistical rating organizations (“NRSRO”). While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system provides the same risk rating as a NRSRO. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because we have established our system to rate debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses that can afford to pay a NRSRO to rate their securities. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that are not used in the NRSRO rating. It is our understanding that most debt securities of middle market companies do not exceed the grade of BBB on a NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A, therefore, our scale begins with the designation BBB. The table below gives an indication of the probability of default and the magnitude of the loss if there is a default:

	First	Second
Our	Ratings	Ratings
System	Agency	Agency	Description (a)
>10	Baa2	BBB	Probability of default during the next ten years is 4% and the expected loss is 1% or less

10	Baa3	BBB-	Probability of default during the next ten years is 5% and the expected loss is 1% to 2%

9	Ba1	BB+	Probability of default during the next ten years is 10% and the expected loss is 2% to 3%

	First	Second
Our	Ratings	Ratings
System	Agency	Agency	Description (a)
8	Ba2	BB	Probability of default during the next ten years is 16% and the expected loss is 3% to 4%

7	Ba3	BB-	Probability of default during the next ten years is 17.8% and the expected loss is 4% to 5%

6	B1	B+	Probability of default during the next ten years is 22% and the expected loss is 5% to 6.5%

5	B2	B	Probability of default during the next ten years is 25% and the expected loss is 6.5% to 8%

4	B3	B-	Probability of default during the next ten years is 27% and the expected loss is 8% to 10%

3	Caa1	CCC+	Probability of default during the next ten years is 30% and the expected loss is 10% to 13.3%

2	Caa2	CCC	Probability of default during the next ten years is 35% and the expected loss is 13.3% to 16.7%

1	Caa3	CC	Probability of default during the next ten years is 65% and the expected loss is 16.7% to 20%

0	N/a	D	Probability of default during the next ten years is 85%, or there is a payment default, and the expected loss is greater than 20%

(a)	The default rates set forth above assume a ten year lease or mortgage loan. If the particular investment has a term other than ten years, the probability of default is adjusted to reflect the reduced risk associated with a shorter term or the increased risk associated with a longer term.
We generally anticipate entering into transactions with tenants or borrowers that have a risk rating of at least 4, based on the above scale, which would equate to tenants or borrowers whose debt rating would be at least B3 or B-. Once we have entered into a transaction, we periodically re-evaluate the risk rating, or debt rating as applicable, of the investment for purposes of determining whether we should increase our reserves for loan losses or allowance for uncollectible rent. To date, there have been no allowances for uncollectible rent or reserves for loan losses. Our Board of Directors may alter our risk rating system from time to time.
The following table reflects the average risk rating of our tenants and borrowers at June 30, 2006 and December 31, 2005:

Rating	6/30/2006	12/31/2005
Average	8.5	8.6
Weighted Average	8.5	8.7
Highest	10.0	10.0
Lowest	6.0	6.0
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
When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on our estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand and competition. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate.
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
Income Taxes
Our financial results generally do not reflect provisions for current or deferred income taxes. Management believes that we have operated, and we intend to continue to operate, in a manner that will allow us to qualify as a REIT for federal income tax purposes, and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders.
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
Results of Operations
Our weighted-average yield on the portfolio as of June 30, 2006 was approximately 9.52%. The weighted-average yield was calculated by taking the annualized straight line rent, reflected as rental income on our Consolidated Statements of Operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our Consolidated Statements of Operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price.
A comparison of our operating results for the three and six months ended June 30, 2006 and 2005 is below:

	For the three months ended				For the six months ended
	June 30, 2006	June 30, 2005	$ Change	% Change	June 30, 2006	June 30, 2005	$ Change	% Change
Operating revenues
Rental income	$6,027,830	$2,092,231	$3,935,599	188%	$10,894,906	$3,795,831	$7,099,075	187%
Interest income from mortgage notes receivable	558,434	501,645	56,789	11%	1,111,346	797,228	314,118	39%
Tenant recovery revenue	43,798	37,300	6,498	17%	49,420	41,600	7,820	19%

Total operating revenues	6,630,062	2,631,176	3,998,886	152%	12,055,672	4,634,659	7,421,013	160%

Operating expenses
Depreciation and amortization	2,064,312	664,467	1,399,845	211%	3,863,519	1,169,762	2,693,757	230%
Management advisory fee	719,392	483,794	235,598	49%	1,372,134	955,655	416,479	44%
Professional fees	232,960	11,201	221,759	1980%	431,418	340,886	90,532	27%
Taxes and licenses	39,069	24,450	14,619	60%	89,963	151,396	(61,433)	-41%
Insurance	102,845	67,021	35,824	53%	185,842	137,404	48,438	35%
General and administrative	306,698	95,411	211,287	221%	452,485	229,750	222,735	97%
Asset retirement obligation expense	24,940	—	24,940	100%	71,641	—	71,641	100%
Stock option compensation expense	33,602	—	33,602	100%	79,818	—	79,818	100%

Total operating expenses	3,523,818	1,346,344	2,177,474	162%	6,546,820	2,984,853	3,561,967	119%

Other income (expense)
Interest income from temporary investments	4,057	13,192	(9,135)	-69%	11,431	107,713	(96,282)	-89%
Interest income — employee loans	28,589	5,236	23,353	446%	34,137	9,921	24,216	244%
Other income	10,400	—	10,400	100%	10,400	—	10,400	100%
Interest expense	(2,155,968)	(254,803)	(1,901,165)	746%	(3,774,536)	(291,022)	(3,483,514)	1197%

Total other expense	(2,112,922)	(236,375)	(1,876,547)	794%	(3,718,568)	(173,388)	(3,545,180)	2045%

Income from continuing operations	993,322	1,048,457	(55,135)	-5%	1,790,284	1,476,418	313,866	21%

Discontinued operations
Income from discontinued operations	71,215	103,784	(32,569)	-31%	109,253	211,099	(101,846)	-48%
Net realized gain (loss) from foreign currency transactions	167	(2,590)	2,757	-106%	(649)	(2,937)	2,288	-78%
Net unrealized (loss) gain from foreign currency transactions	(211,939)	(120)	(211,819)	176516%	(199,323)	135	(199,458)	-147747%

Total discontinued operations	(140,557)	101,074	(241,631)	-239%	(90,719)	208,297	(299,016)	-144%

Net income	852,765	1,149,531	(296,766)	-26%	1,699,565	1,684,715	14,850	1%

Dividends attributable to preferred stock	(484,375)	—	(484,375)	100%	(828,819)	—	(828,819)	100%

Net income available to common stockholders	$368,390	$1,149,531	$(781,141)	-68%	$870,746	$1,684,715	$(813,969)	-48%

Revenues
Rental income increased for the three and six months ended June 30, 2006, as compared to the same periods in 2005, primarily due to the acquisition of 17 properties subsequent to June 30, 2005, and properties acquired during the first half of 2005 that were held for the full period in 2006.

There was also an adjusting entry made in June of 2006 to record the straight-lining of rents for 2 property that were acquired in 2005 of approximately $230,000.
Interest income from mortgage loans increased for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, as a result of a mortgage loan issued in April of 2005 where interest was only earned for part of the second quarter of 2005.
Tenant recovery revenue increased for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, as a result of an increase in the number of properties in the portfolio which reimburse us for insurance expense, partially offset by an over-accrual of franchise taxes in 2005.
Expenses
Depreciation and amortization expenses increased in the three and six months ended June 30, 2006 as compared to the same periods in 2005, as a result of the 17 property acquisitions completed between June 30, 2005 and June 30, 2006, coupled with properties acquired during the three and six months ended June 30, 2005 that were held for the full period in 2006, and the approximately $140,000 adjustment to depreciation discussed above under “Purchase Price Allocation.”
The management advisory fee for the three and six months ended June 30, 2006 increased, as compared to the three and six months ended June 30, 2005, primarily as a result of the increased number of our Adviser’s employees who spent time on our matters, coupled with an increase in overhead expenses incurred by our Adviser for our benefit. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement.
Professional fees, consisting primarily of legal and accounting fees, increased during the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005, primarily as a result of legal fees that were accrued and expensed in the three months ended March 31, 2005 that were subsequently capitalized on the balance sheet as a cost of the line of credit in the quarter ended June 30, 2005. The overall accounting fees also increased year over year due to the increased fees for the audit of the financial statements, the accounting fees associated with the formation of GCLP Business Trust I and GCLP Business Trust II, and an increased number of tax returns filed as a result of the increased portfolio of investments.
Taxes and licenses increased for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, as a result of the increased portfolio of investments and in turn an increase in the amount of franchise taxes paid. Taxes and licenses decreased for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily because of a payment of approximately $100,000 of franchise taxes paid for doing business in certain states in the first quarter of 2005, which related to taxes incurred in 2004, partially offset by the increase in franchise taxes due to the increase in our portfolio of investments.
Insurance expense increased for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005. The increase is a result of an increase in insurance premiums from the prior year, coupled with an increased number of properties that required insurance.
General and administrative expenses increased for the three and six months ended June 30, 2006 as compared to the three months ended June 30, 2005, as a result of approximately $62,000 in operating expenses that we were required to pay on behalf of a tenant under the terms of its lease, coupled with increased shareholder related expenses of approximately $120,000, which were primarily related to the costs associated with the annual report, the proxy statement, and costs associated with the solicitation of the shareholder vote for the annual meeting. These increases were partially offset by decreases in management fees paid and fees paid to our stock transfer agent.

Asset retirement obligation expense is the result of the adoption of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. There was no asset retirement obligation expense recorded for the three and six months ended June 30, 2005.
Stock option compensation expense is the result of the adoption of SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. There was no stock option compensation expense recorded for the three and six months ended June 30, 2005.
Interest expense increased for the three and six months ended June 30, 2006, as compared to the same periods in 2005. This increase is primarily a result of an increase in interest expense and amortization of deferred financing fees related to the long-term financings on 18 properties that closed subsequent to June 30, 2005, coupled with an increased amount outstanding on our line of credit during 2006.
Interest Income
Interest income on cash and cash equivalents decreased during the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005. The decrease is primarily a result of the increase in our portfolio of investments in real estate and mortgage loans, resulting in lower average cash balances invested.
During the three and six months ended June 30, 2006, interest income on employee loans increased, as compared to the three and six months ended June 30, 2005. This increase is a result of 9 employee loans that were originated during the second quarter of 2006, coupled with an employee loan that was originated during the second quarter of 2005, where interest was earned for the full period in 2006.
Foreign Currency Gains and Losses
Net realized foreign currency gains and losses represents the gains and losses in connection with the translation of monthly rental payments, the valuation of cash and the payment of quarterly taxes denominated in Canadian dollars. The net unrealized gains and losses from foreign currency transactions represents the valuation of the deferred rent asset and the mortgage notes payable related to the 2 Canadian properties. Increases and decreases related to foreign currency gains and losses are a result of the fluctuation of the exchange rate between the US Dollar and the Canadian Dollar, which arise from our 2 Canadian properties, which were subsequently sold in July of 2006.
Net Income available to common stockholders
Net income available to common stockholders decreased for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005. This decrease is primarily a result of the increased interest expense from the increased number of properties which have long-term financing, increased depreciation from the one time depreciation adjustment discussed above, the stock option expense, the asset retirement obligation expense and the preferred dividends paid for the three months ended June 30, 2006, partially offset by the increase in our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above.

Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2006, we had approximately $0.9 million in cash and cash equivalents. We have now fully invested the proceeds from our initial public offering of our common stock, and have access to our existing line of credit and have obtained mortgages on 19 of our properties. We expect to obtain additional mortgages secured by some or all of our real property in the future. We anticipate continuing to borrow funds and issuing additional equity securities in order to obtain additional capital. To this end, and as described in greater detail below, we executed an underwriting agreement in connection with the public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. We expect that the funds from our line of credit, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2006, consisting primarily of the items described in “Results of Operations,” was approximately $5.9 million compared to net cash provided by operating activities of $2.7 million for the six months ended June 30, 2005.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2006 was $40.5 million, which primarily consisted of the purchase of 5 properties, as described in the “Investments” section above, as compared to net cash used in investing activities during the six months ended June 30, 2005 of $51.6 million, which primarily consisted of the purchases of 6 properties and the extension of 1 mortgage loan.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2006 was approximately $33.8 million, which primarily consisted of the proceeds received from the long-term financing of 8 of our properties, the proceeds from borrowings under our line of credit, and the proceeds from the offering of our preferred stock, partially offset by repayments on the line of credit, payments for deferred financing costs and dividend payments. Net cash provided by financing activities for the six months ended June 30, 2005 was approximately $20.0 million, which consisted of the proceeds received from the long-term financing of 1 of our properties, the proceeds from borrowing under our line of credit, and principal repayments on employee loans, partially offset by principal repayments on the mortgage notes payable, dividend payments to our stockholders, and financing costs paid in connection with our line of credit and mortgage note payable.
Future Capital Needs
We had purchase commitments for 1 property at June 30, 2006 in the aggregate amount of approximately $2.8 million, which subsequently closed in July of 2006.
As of June 30, 2006, we had investments in 35 real properties for approximately $248.2 million and 2 mortgage loans for approximately $21.0 million. During the remainder of 2006 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. We intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with mortgages secured by some or all of our real property, by borrowing against our existing line of credit, or by issuing additional equity securities. We may also use these funds for general corporate needs.

If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties.
Registration Statement
On January 18, 2006 we completed the public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. The preferred stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The closing of the offering took place on January 26, 2006, and the stock is traded on the Nasdaq Global Market under the trading symbol “GOODP.” Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.7 million, and the net proceeds were used to repay outstanding indebtedness under our line of credit. After completion of the preferred stock offering, we still have $50 million of common and preferred stock registered for future issuance pursuant to our shelf registration statement.
Line of Credit
On February 28, 2005, we entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company. This line of credit initially provided us with up to $50 million of financing. We have since amended the line of credit to increase the maximum availability under the line from $50 million to $75 million. The line of credit matures on February 28, 2008. The interest rate charged on the advances under the facility is based on the London Interbank Offered Rate (“LIBOR”), the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits and, as of June 30, 2006, we were in compliance with all financial and operating covenants. For example, as is customary with such line of credit facilities, the maximum amount we may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that we have pledged as collateral to the banks. As we arrange for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of June 30, 2006, there was $29.7 million outstanding under the line of credit at an interest rate of 7.38% per year.
Mortgage Notes Payable
On February 21, 2006, we assumed approximately $10.0 million of indebtedness pursuant to a long-term note payable from Wells Fargo Bank, National Association, in connection with our acquisition, on the same date, of a property located in Champaign, Illinois. The note accrues interest at a rate of 5.91% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a substantial prepayment penalty. The note matures on December 1, 2013.
On February 21, 2006, we assumed approximately $20.0 million of indebtedness pursuant to a long-term note payable from Greenwich Capital Financial Products, Inc, in connection with our acquisition, on the same date, of a property located in Roseville, Minnesota. The note accrues interest at a rate of 5.20% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a subtantial prepayment penalty. The note matures on June 1, 2014.
On March 29, 2006, through wholly-owned subsidiaries, we borrowed $17.0 million pursuant to a long-term note payable from CIBC Inc. which is collateralized by security interests in our Big Flats, New York property, our Eatontown, New Jersey property, and our Franklin Township, New Jersey property in the amounts of approximately $5.6 million, $4.6 million and $6.8 million, respectively.

The note accrues interest at a rate of 5.92% per year, and we may not repay this note until after January 1, 2016, or we would be subject to a prepayment penalty. The note has an anticipated maturity date of April 1, 2016, with a clause in which the lender has the option of extending the maturity date to April 1, 2036. We used the proceeds from the note to pay down our line of credit.
On April 27, 2006, through wholly-owned subsidiaries, we borrowed $14.9 million pursuant to a long-term note payable from IXIS Real Estate Capital Inc. which is collateralized by security interests in our Wichita, Kansas property, our Clintonville, Wisconsin property, our Rock Falls, Illinois property and our Angola, Indiana properties in the amounts of approximately $9.0 million, $3.6 million, $0.7 million and $1.6 million, respectively. The note accrues interest at a rate of 6.58% per year, and we may not repay this note until after February 5, 2016, or we would be subject to a substantial prepayment penalty. The note has a maturity date of May 5, 2016, and we used the proceeds from the note to pay down our line of credit.
Contractual Obligations
The following table reflects our significant contractual obligations as of June 30, 2006:

		Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations (1)	$148,350,395	$736,027	$32,305,665	$3,403,485	$111,905,218
Interest on Long-Term Debt Obligations (2)	59,855,160	6,806,293	13,451,297	13,078,854	26,518,716
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (3)	—	—	—	—	—
Purchase Obligations (4)	2,800,000	2,800,000	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$211,005,555	$10,342,320	$45,756,962	$16,482,339	$138,423,934

(1)	Long-term debt obligations represent both borrowings under our BB&T line of credit and mortgage notes payble that were outstanding as of June 30, 2006. Long-term debt obligations does not include commitments on mortgage notes in the amount of approximately $4.7 million on our held for sale properties. The line of credit matures in February of 2008.

(2)	Interest on long-term debt obligations does not include interest on our borrowings under our line of credit, or interest in the amount of approximately $1.2 million on mortgage notes on our held for sale properties. The balance and interest rate on our line of credit is variable and, thus, the amount of interest can not be calculated for purposes of this table.

(3)	This does not include the portion of the operating lease on office space that is allocated to us by our Adviser in connection with our advisory agreement.

(4)	The purchase obligations reflected in the above table represents commitments outstanding at June 30, 2006 to purchase real estate, of which $2.8 million closed in July of 2006.
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
The following table provides a reconciliation of our FFO for the three and six months ended June 30, 2006 and 2005, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighed average common share and basic and diluted net income per weighted average common share:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$852,765	$1,149,531	$1,699,565	$1,684,715
Add: Real estate depreciation and amortization, including discontinued operations	2,081,072	696,977	3,915,819	1,234,733

FFO	2,933,837	1,846,508	5,615,384	2,919,448
Less: Dividends attributable to preferred stock	(484,375)	—	(828,819)	—

FFO available to common stockholders	2,449,462	1,846,508	4,786,565	2,919,448

Weighted average shares outstanding — basic	7,762,503	7,669,802	7,717,501	7,668,409
Weighted average shares outstanding — diluted	7,911,871	7,692,639	7,858,146	7,715,100

Basic net income per weighted average common share	$0.05	$0.15	$0.11	$0.22

Diluted net income per weighted average common share	$0.04	$0.15	$0.11	$0.22

Basic FFO per weighted average common share	$0.32	$0.24	$0.62	$0.38

Diluted FFO per weighted average common share	$0.31	$0.24	$0.61	$0.38

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
Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% would increase our interest and rental revenue by $73,561 and increase our interest expense on the line of credit by $300,719 for a net decrease in our net income of $227,159, or 6.8%, over the next twelve months, compared to net income for the latest twelve months ended June 30, 2006. A hypothetical decrease in the one month LIBOR by 1% would decrease our interest and rental revenue by $33,458 and decrease our interest expense on the line of credit by $300,719 for a net increase in our net income of $267,261, or 8.0%, over the next twelve months, compared to net income for the latest twelve months ended June 30, 2006. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
As of June 30, 2006, our fixed rate debt outstanding was approximately $123.5 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at June 30, 2006, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $8.0 million.
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
We have purchased two properties in Canada, and the monthly rental payments on these properties are received in Canadian dollars. In an effort to mitigate at least a portion of the risk of foreign currency rate fluctuations, we have secured loans on these real estate properties in which the mortgage payments are denominated in Canadian dollars. While we have minimized the exchange rate risk, we are still exposed to fluctuations in the exchange rate, as we have to convert the payments into US dollars at each transaction date and value the cash, deferred rent asset, and mortgage notes related to the Canadian properties for the exchange rate at each balance sheet date. For the three months ended June 30, 2006, we had a $167 realized foreign currency transaction gain in connection with the translation of monthly rental payments, translation of cash balances and quarterly tax payments to Canada, and a $211,939 unrealized foreign currency transaction loss from valuing the deferred rent asset and the mortgage notes payable related to the Canadian properties at June 30, 2006. For the six months ended June 30, 2006, we had a $649 realized foreign currency transaction loss in connection with the translation of monthly rental payments, translation of cash balances and quarterly tax payments to Canada, and a $199,323 unrealized foreign currency transaction loss from valuing the deferred rent asset and the mortgage notes payable related to the Canadian properties at June 30, 2006.
To illustrate the potential impact of changes in exchange rates on our net income, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum exchange rate fluctuation are taken to alter our existing foreign currency sensitivity.
Under this analysis, a hypothetical increase (or decrease) in the value of the Canadian dollar to the US dollar by 10% would increase (or decrease) our net income by approximately $517,000, or 15.6%, over the next twelve months, compared to net income for the latest twelve months ended June 30, 2006. Although management believes that this analysis is indicative of our existing exchange rate sensitivity, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance debt if necessary.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2006, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed by us with the Securities and Exchange Commission on February 28, 2006. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
The recent acceleration of vesting of all outstanding options, coupled with the new expiration dates of our outstanding options, could result in significant selling pressure from option holders, which could reduce our stock price.
As a result of the recent vesting and acceleration of our outstanding options and our offer to amend our outstanding options to accelerate the contractual expiration date of these options to December 31, 2006, there could be significant downward pressure on our common stock price. This would be particularly the case if a significant number of option holders elect not to “buy and hold,” but rather seek to monetize their option holdings (e.g., through a broker-assisted cashless exercise). This downward pressure could reduce the current market price of our common stock and dilute the interests of existing stockholders.
Our incentive fee may induce our adviser to make certain investments, including speculative investments.
On May 24, 2006, our stockholders approved a proposal to enter into an amended and restated investment advisory agreement (the “Proposed Agreement”) with our Adviser that, if it becomes effective, will implement a management compensation structure that may cause our Adviser to invest in high risk investments or take other risks. In addition to its management fee, our Adviser will be entitled under the Proposed Agreement to receive incentive compensation based in part upon our achievement of specified levels of income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Adviser to place undue emphasis on the maximization of funds from operations at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio. This agreement will not become effective until certain requirements related to options outstanding under our 2003 Equity Incentive Plan are satisfied. For additional information on incentive compensation under the Amended Agreement with our Adviser, and the potential time of effectiveness of the agreement, see “Management’s Discussion and Analysis – Recent Events — Expenses.”
We may be obligated to pay our Adviser incentive compensation even if we incur a loss.
If the Proposed Agreement becomes effective, our Adviser will become entitled to incentive compensation based on our fund from operations (“FFO”), which would reward the Adviser if our quarterly FFO (before giving effect to any incentive fee) exceeds 1.75% (7% annualized) of our total stockholders’ equity (less the recorded value of any preferred stock). Our pre-incentive fee FFO for incentive compensation purposes excludes the effect of any unrealized gains, losses or other items that do not affect realized net income that we may incur in the fiscal quarter, even if such losses result in a net loss on our statement of operations for that quarter.

Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if we incur a net loss for that quarter. This agreement will not become effective until certain requirements related to options outstanding under our 2003 Equity Incentive Plan are satisfied. For additional information on incentive compensation under the Amended Agreement with our Adviser, and the potential time of effectiveness of the agreement, see “Management’s Discussion and Analysis – Recent Events — Expenses.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on May 24, 2006. The stockholders voted and approved the following matters:
•	The election of three directors to hold office until the 2009 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
David A.R. Dullum	7,242,091	97,541
Maurice W. Coulon	7,204,016	135,616
Terry Lee Brubaker	7,234,474	105,158
•	The election of one director to hold office until the 2008 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
Gerard Mead	7,200,716	138,916
•	The approval of an amended and restated investment advisory agreement between the Company and the Adviser and an administration agreement between the Company and Gladstone Administration.

Shares voted for	3,261,578
Shares voted against	1,757,138
Shares abstained	100,518
•	The ratification of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2006.

Shares voted for	7,226,052
Shares voted against	36,144
Shares abstained	77,436
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed June 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.1†	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed on January 19, 2006.

10.29†	Loan agreement between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed on May 2, 2006.

10.30†	Promissory note between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed on May 2, 2006.

10.31†	First Amendment to Amended and Restated Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of June 29, 2006, incorporated by reference to Exhibit 10.31 of the Current Report on Form 8-K (File No. 000-50363), filed on June 30, 2006.

10.32†	Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed on July 12, 2006.

10.33	Custodial Agreement between Branch Banking and Trust Company of Virginia, as Custodian, and Gladstone Commercial Company, dated as of May 1, 2006.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit	Description of Document
32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: August 8, 2006	By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer

Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed June 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.1†	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed on January 19, 2006.

10.29†	Loan agreement between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed on May 2, 2006.

10.30†	Promissory note between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed on May 2, 2006.

10.31†	First Amendment to Amended and Restated Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of June 29, 2006, incorporated by reference to Exhibit 10.31 of the Current Report on Form 8-K (File No. 000-50363), filed on June 30, 2006.

10.32†	Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed on July 12, 2006.

10.33	Custodial Agreement between Branch Banking and Trust Company of Virginia, as Custodian, and Gladstone Commercial Company, dated as of May 1, 2006.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.