Form 10-Q
period 2006-09-30
GLADSTONE COMMERCIAL CORP
filed 2006-10-31
CIK 1234006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-50363
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of October 27, 2006 was 7,911,340.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Real estate, net of accumulated depreciation of $7,106,263 and $3,408,878, respectively	$236,573,888	$161,634,761
Lease intangibles, net of accumulated amortization of $3,393,819 and $1,221,413, respectively	24,198,562	13,947,484
Mortgage notes receivable	10,000,000	21,025,815
Cash and cash equivalents	614,784	1,740,159
Restricted cash	1,644,889	1,974,436
Funds held in escrow	1,514,701	1,041,292
Interest receivable — mortgage note	—	70,749
Interest receivable — employees	41,346	—
Deferred rent receivable	3,342,398	2,590,617
Deferred financing costs, net of accumulated amortization of $725,040 and $260,099, respectively	2,911,643	1,811,017
Prepaid expenses	435,196	385,043
Deposits on real estate	—	600,000
Accounts receivable	225,073	225,581

TOTAL ASSETS	$281,502,480	$207,046,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$118,516,249	$61,558,961
Borrowings under line of credit	35,660,000	43,560,000
Deferred rent liability	4,914,989	—
Asset retirement obligation liability	1,604,416	—
Accounts payable and accrued expenses	695,330	493,002
Due to adviser	210,277	164,155
Rent received in advance, security deposits and funds held in escrow	2,045,850	2,322,300

Total Liabilities	163,647,111	108,098,418

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 1,150,000 shares authorized and 1,000,000 shares issued and outstanding at September 30, 2006	1,000	—
Common stock, $0.001 par value, 18,850,000 shares authorized and 7,850,901 and 7,672,000 shares issued and outstanding, respectively	7,851	7,672
Additional paid in capital	132,448,681	105,502,544
Notes receivable — employees	(2,259,036)	(432,282)
Distributions in excess of accumulated earnings	(12,343,127)	(6,129,398)

Total Stockholders’ Equity	117,855,369	98,948,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,502,480	$207,046,954

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30, 2006	September 30, 2005
Operating revenues
Rental income	$6,214,295	$3,307,759
Interest income from mortgage notes receivable	478,329	553,968
Tenant recovery revenue	43,352	28,208

Total operating revenues	6,735,976	3,889,935

Operating expenses
Depreciation and amortization	2,162,640	1,107,672
Management advisory fee	656,916	609,171
Professional fees	167,353	87,896
Taxes and licenses	24,812	36,952
Insurance	113,453	70,244
General and administrative	115,349	61,074
Shareholder related expenses	34,414	45,868
Asset retirement obligation expense	30,619	—
Stock option compensation expense	314,593	—

Total operating expenses	3,620,149	2,018,877

Other income (expense)
Interest income from temporary investments	2,006	10,093
Interest income—employee loans	41,346	5,562
Interest expense	(2,494,221)	(865,237)

Total other expense	(2,450,869)	(849,582)

Income from continuing operations	664,958	1,021,476

Discontinued operations
Income from discontinued operations	6,915	70,504
Net realized loss from foreign currency transactions	(1,044)	(340)
Net unrealized loss from foreign currency transactions	—	(224,229)
Gain on sale of real estate	1,422,026	—
Taxes on sale of real estate	(315,436)	—

Total discontinued operations	1,112,461	(154,065)

Net income	1,777,419	867,411

Dividends attributable to preferred stock	(484,375)	—

Net income available to common stockholders	$1,293,044	$867,411

Earnings per weighted average common share— basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.02	$0.13
Discontinued operations	0.14	(0.02)

Net income available to common stockholders	$0.16	$0.11

Earnings per weighted average common share— diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.02	$0.13
Discontinued operations	0.14	(0.02)

Net income available to common stockholders	$0.16	$0.11

Weighted average shares outstanding
Basic	7,820,376	7,672,000

Diluted	7,981,071	7,725,667

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30, 2006	September 30, 2005
Operating revenues
Rental income	$17,109,203	$7,103,591
Interest income from mortgage notes receivable	1,589,675	1,351,197
Tenant recovery revenue	92,772	69,808

Total operating revenues	18,791,650	8,524,596

Operating expenses
Depreciation and amortization	6,026,150	2,277,432
Management advisory fee	2,029,050	1,564,826
Professional fees	598,771	428,781
Taxes and licenses	114,774	188,347
Insurance	299,296	207,648
General and administrative	319,784	166,410
Shareholder related expenses	282,478	170,285
Asset retirement obligation expense	102,263	—
Stock option compensation expense	394,411	—

Total operating expenses	10,166,977	5,003,729

Other income (expense)
Interest income from temporary investments	13,437	117,806
Interest income — employee loans	75,483	15,483
Other income	10,400	—
Interest expense	(6,268,757)	(1,156,259)

Total other expense	(6,169,437)	(1,022,970)

Income from continuing operations	2,455,236	2,497,897

Discontinued operations
Income from discontinued operations	116,169	281,602
Net realized loss from foreign currency transactions	(201,017)	(3,277)
Net unrealized loss from foreign currency transactions	—	(224,094)
Gain on sale of real estate	1,422,026	—
Taxes on sale of real estate	(315,436)	—

Total discontinued operations	1,021,742	54,231

Net income	3,476,978	2,552,128

Dividends attributable to preferred stock	(1,313,194)	—

Net income available to common stockholders	$2,163,784	$2,552,128

Earnings per weighted average common share - basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.15	$0.32
Discontinued operations	0.13	0.01

Net income available to common stockholders	$0.28	$0.33

Earnings per weighted average common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.14	$0.32
Discontinued operations	0.13	0.01

Net income available to common stockholders	$0.27	$0.33

Weighted average shares outstanding
Basic	7,752,170	7,669,619

Diluted	7,896,860	7,718,441

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$3,476,978	$2,552,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	6,078,450	2,374,912
Amortization of deferred financing costs, including discontinued operations	464,941	158,457
Amortization of deferred rent asset	190,123	114,700
Amortization of deferred rent liability	(499,870)	—
Asset retirement obligation expense, including discontinued operations	112,195	—
Stock compensation	394,411	—
Increase in mortgage notes payable due to change in value of foreign currency	202,065	226,238
Value of building acquired in excess of mortgage note satisfied, applied to interest income	(335,701)	—
Gain on sale of real estate	(1,422,026)	—
Decrease (increase) in mortgage interest receivable	70,749	(2,716)
(Increase) decrease in employee interest receivable	(41,346)	111
Increase in prepaid expenses and other assets	(49,645)	(76,943)
Increase in deferred rent receivable	(941,903)	(369,624)
Increase in accounts payable, accrued expenses, and amount due adviser	248,449	302,532
Increase (decrease) in rent received in advance and security deposits	472,167	(259,509)
Net payments to lenders for operating reserves held in escrow	(2,001,065)	(81,640)
Increase in operating reserves from tenants	1,189,942	—

Net cash provided by operating activities	7,608,914	4,938,646

Cash flows from investing activities:
Real estate investments	(48,311,928)	(80,763,736)
Proceeds from sales of real estate	2,106,112	—
Issuance of mortgage note receivable	—	(10,000,000)
Principal repayments on mortgage notes receivable	44,742	60,443
Increase in restricted cash	329,547	—
Net receipts from tenants for capital reserves	125,574	—
Net payments to lenders for capital reserves held in escrow	(536,476)	(1,006,602)
Deposits on future acquisitions	(600,000)	(1,600,000)
Deposits applied against real estate investments	1,200,000	1,400,000

Net cash used in investing activities	(45,642,429)	(91,909,895)

Cash flows from financing activities:
Proceeds from share issuance	26,034,648	—
Offering costs	(1,308,496)	—
Borrowings under mortgage notes payable	31,900,000	41,964,045
Principal repayments on mortgage notes payable	(427,506)	(32,036)
Borrowings from line of credit	70,400,400	69,410,000
Repayments on line of credit	(78,300,400)	(45,600,000)
Principal repayments on employee loans	—	17,094
Payments for deferred financing costs	(1,699,798)	(1,595,299)
Dividends paid for common and preferred	(9,690,708)	(5,982,260)

Net cash provided by financing activities	36,908,140	58,181,544

Net decrease in cash and cash equivalents	(1,125,375)	(28,789,705)

Cash and cash equivalents, beginning of period	1,740,159	29,153,987

Cash and cash equivalents, end of period	$614,784	$364,282

NON-CASH INVESTING ACTIVITIES
Increase in asset retirement obligation	$1,604,416	$—

NON-CASH FINANCING ACTIVITIES

Fixed rate debt assumed in connection with acquisitions	$30,129,654	$—

Assumption of mortgage notes payable by buyer	$4,846,925	$—

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$1,826,754	$75,000

Acquisition of building in satisfaction of mortgage note receivable	$11,316,774	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
Gladstone Commercial Corporation (the “Company”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and was incorporated on February 14, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in real estate properties net leased to creditworthy entities and making mortgage loans to creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”).
Subsidiaries
The Company conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership, (the “Operating Partnership”). As the Company currently owns all of the general and limited partnership interests of the Operating Partnership through GCLP Business Trust I and II as disclosed below, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.
Gladstone Commercial Partners, LLC, a Delaware limited liability company (“Commercial Partners”) and a subsidiary of the Company, was organized to engage in any lawful act or activity for which a limited liability company may be organized in Delaware. Commercial Partners has the power to make and perform all contracts and to engage in all activities to carry out the purposes of the Company, and all other powers available to it as a limited liability company. As the Company currently owns all of the membership interests of Commercial Partners, the financial position and results of operations of Commercial Partners are consolidated with those of the Company.
Gladstone Lending, LLC, a Delaware limited liability company (“Gladstone Lending”), and a subsidiary of the Company, was created to conduct all operations related to real estate mortgage loans of the Company. As the Operating Partnership currently owns all of the membership interests of Gladstone Lending, the financial position and results of operations of Gladstone Lending are consolidated with those of the Company.
Gladstone Commercial Advisers, Inc., a Delaware corporation (“Commercial Advisers”) and a subsidiary of the Company, is a taxable REIT subsidiary (“TRS”), which was created to collect all non-qualifying income related to the Company’s real estate portfolio. It is currently anticipated that this income will predominately consist of fees received by the Company related to the leasing of real estate. There have been no such fees earned to date. Since the Company owns 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated with those of the Company.
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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was $1,383,279 and $3,862,257 for the three and nine months ended September 30, 2006, respectively, and $770,467 and $1,742,094 for the three and nine months ended September 30, 2005, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The value of these above-market leases as of September 30, 2006 was $1,626,650. Total amortization related to above-market lease values was $63,375 and $190,123 for the three and nine months ended September 30, 2006, respectively, and $21,315 and $114,700 for the three and nine months ended September 30, 2005, respectively. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. The value of these below-market leases as of September 30, 2006 was $4,914,989 and total amortization related to below-market lease values was $196,391 and $499,870 for the three and nine months ended September 30, 2006, respectively. There were no below-market lease values for the three and nine months ended September 30, 2005.

The Company has determined that certain of its properties, which were originally not treated as business combinations under SFAS No. 141 because there was not an existing lease in place at the time of acquisition, should have been treated as business combinations when determining the purchase price of the real estate. These properties had leases that were put in place on the date of acquisition and thus were implicitly included in the purchase price and should have been considered as leases in place for purposes of determining if the acquisitions were business combinations. As a result, the Company reallocated approximately $1.2 million of land, building and tenant improvements to intangible assets and recognized additional amortization of $140,606, offset by increased rental revenue related to below market rents of approximately $28,000, for a net decrease in income of approximately $112,000 in the quarter ended March 31, 2006. Of the additional $112,000 recognized in the quarter ended March 31, 2006, approximately $90,000 relates to periods prior to 2006, and management has deemed the amount immaterial to those periods.
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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from 5 to 20 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets, including discontinued operations, was $779,361 and $2,216,193 for the three and nine months ended September 30, 2006, respectively, and $369,714 and $632,818 for the three and nine months ended September 30, 2005, respectively.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	September 30, 2006		December 31, 2005
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$10,738,319	$(1,551,955)	$5,625,736	$(558,997)
Leasing costs	5,891,099	(1,064,706)	5,047,033	(505,078)
Customer relationships	10,962,963	(777,158)	4,496,128	(157,338)

	$27,592,381	$(3,393,819)	$15,168,897	$(1,221,413)

The estimated aggregate amortization expense for the current and each of the four succeeding fiscal years is as follows:

Estimated Amortization
Year	Expense
2006	$809,317
2007	3,237,268
2008	3,237,268
2009	3,122,392
2010	3,084,100
Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at September 30, 2006.
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
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at September 30, 2006 were held in the custody of two financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
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

Funds held in escrow
Funds held in escrow consist of funds held by certain of the Company’s lenders for properties held as collateral by these lenders. These funds consist of replacement reserves for capital improvements, repairs and maintenance, insurance and taxes. These funds will be released to the Company upon completion of agreed upon tasks as specified in the mortgage agreements, mainly consisting of maintenance and repairs on the buildings, and when evidence of insurance and tax payments has been submitted to the lenders.
Deferred financing costs
Deferred financing costs consist of costs incurred to obtain long-term financing, including, legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured. Total amortization expense related to deferred financing costs, including discontinued operations, was $175,641 and $464,941 for the three and nine months ended September 30, 2006, respectively, and $83,621 and $158,457 for the three and nine months ended September 30, 2005, respectively.
Revenue recognition
Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of September 30, 2006.
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
In October of 2005, the FASB released FASB Staff Position No. FAS 123(R)-2 (“FSP FAS No. 123(R)-2”), “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” FSP FAS No. 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. The Company applied FSP FAS No. 123(R)-2 in conjunction with the adoption of SFAS No. 123(R) on January 1, 2006.
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
In July of 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the Interpretation.

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
Foreign Currency Transactions
The Company purchased two properties in Canada in October of 2004. These properties were classified as held for sale as of June 30, 2006, and were sold in July of 2006. All gains and losses from foreign currency transactions are reflected in discontinued operations in the Company’s Consolidated Financial Statements. Rental payments from these properties were received in Canadian dollars. In accordance with SFAS No. 52 “Foreign Currency Translation,” the rental revenue received was recorded using the exchange rate as of the transaction date, which is the first day of each month. If the rental payment was received on a date other than the transaction date, then a realized foreign currency gain or loss would be recorded on the financial statements. Straight line rent and any deferred rent asset or liability recorded in connection with monthly rental payments were also recorded using the exchange rate as of the transaction date. The Company was also required to remit quarterly tax payments to Canada from amounts withheld from the tenants in the Canadian properties. Since these payments were received from the tenants on dates different then the remittance date to Canada, the tax payments also resulted in realized foreign currency gains and losses on the income statement. In addition to rental payments that are denominated in Canadian dollars, the Company also has a bank account in Canada and the long-term financings on the two Canadian properties were also issued in Canadian dollars. All cash, deferred rent assets and mortgage notes payable related to the Canadian properties are re-valued at each balance sheet date to reflect the current exchange rate. The gains or losses from the valuation of the cash are recorded on the income statement as a realized gain or loss, and the valuation of the deferred rent assets and mortgage notes payable is recorded on the income statement as unrealized gains or losses on the translation of assets and liabilities, these unrealized losses became realized when the Canadian properties were sold in July 2006. A realized gain of $1,422,026 related to the sale of the Canadian properties was recognized for the three and nine months ended September 30, 2006. Realized foreign currency losses of $1,044 and $201,017 were recorded for the three and nine months ended September 30, 2006, respectively, from the valuation of cash, tax payments made to the Canadian government, and the previously unrealized foreign currency losses associated with the valuation of the deferred rent assets and mortgage notes payable that became a realized foreign currency loss as of the date of sale. Realized foreign currency losses of $340 and $3,277 were recorded for the three and nine months ended September 30, 2005, respectively. There were no unrealized foreign currency losses recorded for the three and nine months ended September 30, 2006. Unrealized foreign currency losses of $224,229 and $224,094 were recorded for the three and nine months ended September 30, 2005, respectively.

Asset retirement obligations
In March of 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties of $1,604,416, approximately $728,000 of which related to properties acquired prior to 2006, for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. During the three and nine months ended September 30, 2006, the Company recorded $30,619 and $112,192, respectively, of expense, including discontinued operations, related to the cumulative accretion of the obligation from the Company’s acquisition of the related properties through September 30, 2006. The Company adopted FIN 47 as of December 31, 2005, but did not record the liability and the related cumulative effect as of December 31, 2005 because the Company deemed the impact of its initial estimates immaterial and worked to further refine these estimates.
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
For the three and nine months ended September 30, 2006, the Company incurred approximately $657,000 and $2,029,000, respectively, in management advisory fees. For the three and nine months ended September 30, 2005, the Company incurred approximately $609,000 and $1,565,000, respectively, in management advisory fees. Approximately $210,000 and $164,000 was unpaid at September 30, 2006 and December 31, 2005, respectively.
The following table shows the breakdown of the management advisory fee for three and nine months ended September 30, 2006 and 2005:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Allocated payroll and benefits	$513,220	$446,625	$1,542,254	$1,128,502

Allocated overhead expenses	143,696	162,546	486,796	436,324

Total management advisory fee	$656,916	$609,171	$2,029,050	$1,564,826

On May 24, 2006, the Company’s stockholders approved a proposal to enter into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with its Adviser and an administration agreement (the “Administration Agreement”) between the Company and Gladstone Administration, LLC (the “Administrator”), a wholly owned subsidiary of the Adviser.
The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, (“FFO”). The incentive fee would reward the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee, exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser will also receive an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%. Under the Administration Agreement, the Company will pay separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent, and the Company’s allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, controller, treasurer and their respective staffs.
The Amended Advisory Agreement and Administration Agreement will not become effective as long as the 2003 Equity Incentive Plan (the “2003 Plan”) is in effect or as long as there are any outstanding stock options. In connection with the approval of the Amended Advisory and Administration Agreements, and pursuant to the approval of the Company’s Board of Directors on July 11, 2006, on July 12, 2006, the

Company accelerated in full the vesting of all outstanding options under the 2003 Plan, resulting in the acceleration of 35,000 unvested options. Also on July 12, 2006, the Company filed a Schedule TO and related documentation with the Securities and Exchange Commission, which described an offer to all executive officers and directors and the employees of the Adviser who held stock options to accelerate the expiration date of all of their outstanding options under the 2003 Plan to December 31, 2006 (as amended, the “Offer”). The Offer was conditional upon its acceptance by all option holders on or before its expiration on August 31, 2006, and all option holders accepted the Offer prior to that date. As of September 30, 2006, all outstanding options under the 2003 Plan were amended to expire on December 31, 2006. The Company intends to terminate the 2003 Plan on December 31, 2006. Following the expiration of any unexercised options and the termination of the 2003 Plan, the Company intends to implement the Amended Advisory Agreement and Administration Agreement on January 1, 2007. The current investment advisory agreement with the Adviser will continue in effect until these new agreements become effective.
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
The Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes the cost for all stock-based payments granted prior to, but not yet vested, as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company was required to record a one-time, non-cash expense as a result of the amendment of the options during the quarter ended September 30, 2006 of $314,593. For the nine months ended September 30, 2006 the Company recorded total stock option compensation expense of $394,411.
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock options, stock appreciation rights, performance units and restricted stock units for periods prior to adoption of SFAS No. 123(R).

	For the three	For the nine
	months ended	months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$867,411	$2,552,128

Less: Stock-based compensation expense determined using the fair value based method	(47,941)	(140,373)

Net income, pro-forma	$819,470	$2,411,755

Basic, as reported	$0.11	$0.33

Basic, pro-forma	$0.11	$0.31

Diluted, as reported	$0.11	$0.33

Diluted, pro-forma	$0.11	$0.31

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
As of September 30, 2006, there was no additional unrecognized compensation cost related to non-vested stock-based compensation awards granted, as a result of the acceleration of all options on July 11, 2006.
At September 30, 2006, 737,099 options were outstanding with exercise prices ranging from $15 to $16.53. All options were fully vested as of September 30, 2006. The aggregate intrinsic value of these fully vested options, which was calculated by taking the difference between the closing stock price at September 29, 2006 and the exercise price of the option and multiplying that value by the number of options with exercise prices below the September 29, 2006 stock price, was approximately $3.5 million at September 30, 2006.
The Company has a total of 960,000 options authorized for issuance under the 2003 Plan. A summary of the status of the Company’s 2003 Plan for the nine months ended September 30, 2006 is as follows:

		Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2005, of which 744,250 shares were exercisable	916,000	$15.39

Granted	—	$—
Exercised	(178,901)	$15.87
Forfeited	—	$—
Options outstanding and exercisable at September 30, 2006	737,099	$15.29

The following table is a summary of all notes issued to employees of the Adviser for the exercise of stock options:

	Number of	Strike Price of	Amount of
	Options	Options	Promissory		Interest Rate
Date Issued	Exercised	Exercised	Note	Term of Note	on Note
Sep-04	25,000	$15.00	$375,000	9 years	5.00%
May-05	5,000	$15.00	$75,000	9 years	6.00%
Apr-06	25,000	$15.00	$375,000	5 years	7.77%
Apr-06	12,422	$16.10	$199,994	9 years	7.77%
May-06	50,000	$16.85	$842,500	10 years	7.87%
May-06	15,000	$16.10	$241,500	10 years	7.87%
May-06	2,500	$16.01	$40,000	10 years	7.87%
May-06	2,000	$16.10	$32,200	10 years	7.87%
May-06	2,000	$16.10	$32,200	10 years	7.87%
May-06	2,000	$16.68	$33,360	10 years	7.87%
May-06	2,000	$15.00	$30,000	10 years	7.87%

	142,922		$2,276,754

These notes were recorded as loans to employees and are included in the equity section of the accompanying consolidated balance sheets. As of September 30, 2006, approximately $2,259,000 of indebtedness was owed by current employees to the Company, and no current or former directors or executive officers had any loans outstanding.
On May 24, 2006, the Company’s stockholders approved the Amended Advisory Agreement with its Adviser and the Administrative Agreement with its Administrator. In connection with the approval of the Amended Advisory Agreement, the Company ceased further option grants and will terminate the 2003 Plan on December 31, 2006.
On August 31, 2006, all the holders of currently outstanding stock options accepted the Company’s offer to amend their stock options and accelerate the expiration date of the outstanding options to December 31, 2006. Therefore, all currently outstanding stock options must be exercised before December 31, 2006 or become forfeited on December 31, 2006. Upon termination of the 2003 Plan, the Company will implement the Amended Advisory Agreement between the Company and the Adviser effective on January 1, 2007, the first day of the Company’s 2007 fiscal year.
4. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income available to common stockholders	$1,293,044	$867,411	$2,163,784	$2,552,128

Denominator for basic weighted average shares	7,820,376	7,672,000	7,752,170	7,669,619
Dilutive effect of stock options	160,695	53,667	144,690	48,822

Denominator for diluted weighted average shares	7,981,071	7,725,667	7,896,860	7,718,441

Basic earnings per common share	$0.16	$0.11	$0.28	$0.33

Diluted earnings per common share	$0.16	$0.11	$0.27	$0.33

5. Real Estate
A summary of the 38 properties held by the Company as of September 30, 2006 is as follows:

Date Acquired	Location	Square Footage	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$4,864,590
Jan-04	Canton, Ohio	54,018	Office and Warehouse	3,033,997
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,326,162
Jun-04	Charlotte, North Carolina	64,500	Office	8,727,250
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	4,911,438

Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,314,217
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,846,120
Sep-04	Austin, Texas	51,993	Flexible Office	7,015,299
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	909,711
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	5,889,715
Feb-05	San Antonio, Texas	60,245	Flexible Office	7,956,087
Feb-05	Columbus, Ohio	39,000	Industrial	2,692,599
Apr-05	Big Flats, New York	120,000	Industrial	6,518,254
May-05	Wichita, Kansas	69,287	Office	10,906,369
May-05	Arlington, Texas	64,000	Warehouse and Bakery	3,976,955
Jun-05	Dayton, Ohio	59,894	Office	2,406,170
Jul-05	Eatontown, New Jersey	30,268	Office	4,742,162
Jul-05	Franklin Township, New Jersey	183,000	Office and Warehouse	7,640,481
Jul-05	Duncan, South Carolina	278,020	Office and Manufacturing	15,068,285
Aug-05	Hazelwood, Missouri	51,155	Office and Warehouse	3,029,121
Sep-05	Angola, Indiana	52,080	Industrial	1,153,041
Sep-05	Angola, Indiana	50,000	Industrial	1,153,041
Sep-05	Rock Falls, Illinois	52,000	Industrial	1,153,042
Oct-05	Newburyport, Massachusetts	70,598	Industrial	7,008,103
Oct-05	Clintonville, Wisconsin	291,142	Industrial	4,657,650
Dec-05	Maple Heights, Ohio	347,218	Industrial	11,467,618
Dec-05	Richmond, Virginia	42,213	Office	5,996,116
Dec-05	Toledo, Ohio	23,368	Office	3,048,960
Feb-06	South Hadley, Massachusetts	150,000	Industrial	3,191,562
Feb-06	Champaign, Illinois	108,262	Office	14,269,900
Feb-06	Roseville, Minnesota	359,540	Office	27,396,979
May-06	Burnsville, Minnesota	114,100	Office	12,140,106
Jun-06	Menomonee Falls, Wisconsin	125,692	Industrial	7,490,306
Jul-06	Baytown, Texas	12,000	Office	2,643,057
Sep-06	Sterling Heights, Michigan	532,869	Industrial	11,311,244
Sep-06	Birmingham, Alabama	63,514	Industrial	1,572,727
Sep-06	Montgomery, Alabama	29,472	Industrial	1,572,727
Sep-06	Columbia, Missouri	16,275	Industrial	1,572,727

	Total real estate, net	4,629,612		$236,573,888

The following table sets forth the components of the Company’s investments in real estate:

	September 30, 2006	December 31, 2005
Real estate:
Land	$33,764,113	$20,329,568
Building	204,082,090	141,660,553
Tenant improvements	5,833,948	3,053,518
Accumulated depreciation	(7,106,263)	(3,408,878)

Real estate, net	$236,573,888	$161,634,761

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

On February 21, 2006, the Company acquired four office buildings located in the same business park in Champaign, Illinois, from a single seller totaling 108,262 square feet. The Company acquired the four properties for approximately $15.1 million, including transaction costs, which was funded by a combination of borrowings from the existing line of credit, and the assumption of approximately $10.0 million of financing on the property. At closing, the Company was assigned the previously existing triple net leases with the sole tenant, which had remaining terms ranging from five to nine years at the time of assignment, and the tenant has options to extend each lease for additional periods of three years each. The leases provide for annual rents of approximately $1.3 million in 2007.
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
On May 10, 2006, the Company acquired a 114,100 square foot office building in Burnsville, Minnesota for approximately $14.1 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately four years, and concurrently with the closing the tenant exercised its first renewal option for an additional five years to the original lease term. The tenant also has two remaining options to extend the lease for an additional period of five years each. The lease provides for annual rents of approximately $1.2 million in 2007, with prescribed escalations thereafter.
On June 30, 2006, the Company acquired a 125,692 square foot office building in Menomonee Falls, Wisconsin for approximately $8.0 million, including transaction costs, which was funded using borrowings from the Company’s line of credit. At closing, the Company extended a ten year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of ten years each. The lease provides for annual rents of approximately $0.7 million in 2007, with prescribed escalations thereafter.
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
On September 22, 2006, the Company conducted a foreclosure sale and was the successful bidder at such sale on a 532,869 square foot office and industrial building in Sterling Heights, Michigan. When the Company was determined to be the highest bidder, the mortgage loan was deemed to be satisfied to the extent of such bid. The Company obtained an independent appraisal on the security which indicated a fair value in excess of the outstanding principal balance and accrued, non-default interest due under the mortgage loan at the time of default. As a result of the fair value indicated in the appraisal, the Company determined that the loan was not impaired and a writedown was not necessary. The Company accounted for the asset received as if the assets had been acquired for cash and recorded the real estate asset at approximately $11.3 million, which equaled the outstanding principal balance and accrued, non-default interest due under the mortgage loan to the Company at that time. Under Michigan law, the borrower had six months from the date of foreclosure to redeem ownership of the property in exchange for payment of the bid amount plus certain other expenditures. As part of the resolution of the Company’s claims against the borrower and tenant, the borrower formally waived its right of redemption and permitted the Company to take immediate control of the property so that it could be re-rented.

On September 29, 2006, the Company acquired three separate properties from a single seller: a 63,514 square foot industrial building in Birmingham, Alabama; a 29,472 square foot industrial building located in Montgomery, Alabama; and a 16,275 square foot industrial building located in Columbia, Missouri. These three properties were acquired for an aggregate cost to the Company of approximately $4.9 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. Upon acquisition of the properties, the Company extended a ten year triple net lease with the tenant of each building, with four options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $0.4 million in 2006, with prescribed escalations thereafter.
In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the nine months ended September 30, 2006 as follows:

			Tenant			Customer	Below Market	Total Purchase
	Land	Building	Improvements	In-place leases	Leasing Costs	relationships	Rents	Price
South Hadley, Massachusetts	$470,636	$2,543,800	$—	$225,959	$46,710	$183,052	$—	$3,470,157
Champaign, Illinois	3,645,770	10,589,003	225,367	838,387	165,893	869,041	(1,223,286)	15,110,175
Roseville, Minnesota	2,587,757	23,623,407	1,182,263	2,448,286	491,342	2,881,122	(3,473,624)	29,740,553
Burnsville, Minnesota	3,510,711	7,827,812	863,658	463,237	316,043	1,126,538	—	14,107,999
Menomonee Falls, Wisconsin	624,700	6,870,586	40,030	138,320	1,154	379,284	—	8,054,074
Baytown, Texas	221,314	2,356,986	80,483	—	54,277	100,949	—	2,814,009
Sterling Heights, Michigan	2,734,887	8,581,887						11,316,774
Birmingham, Alabama;
Montgomery Alabama;
Columbia, Missouri	1,005,450	3,633,074	39,268	74,985	2,900	209,165	—	4,964,842

	$14,801,225	$66,026,555	$2,431,069	$4,189,174	$1,078,319	$5,749,151	$(4,696,910)	$89,578,583

The weighted average amortization period, for properties acquired during the nine months ended September 30, 2006, for in-place leases is approximately 8.3 years, for leasing costs is approximately 8.1 years, for customer relationships is approximately 13.8 years, for below market rents is 6.2 years and for all intangible assets is approximately 9.9 years.
Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses in effect at September 30, 2006, are as follows:

Year	Lease Payments
2006	$5,912,698
2007	23,725,435
2008	24,122,926
2009	23,429,511
2010	22,706,503
Thereafter	91,805,314
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however, the Company would be required to pay property taxes on the respective property in the event the tenant fails to pay them. The total property taxes, on an annual basis, for all properties outstanding as of September 30, 2006 is approximately $3.9 million.
6. Discontinued Operations
On July 21, 2006, the Company sold its two properties located in Canada for approximately $6.9 million dollars, for a gain on the sale of approximately $1.4 million. The Company paid approximately $315,000 in taxes related to the gain on the sale, although the actual amount of taxes due will not be finalized until 2006 tax returns are filed. The Company has been advised that the actual amount of taxes should be approximately $235,000, or $80,000 less than what was paid at closing, subject to final adjustments and federal (Canadian) tax return review. The mortgages associated with the Canadian properties were assumed by the buyer at closing.

The Company has classified its two Canadian properties as discontinued operations, in accordance with the provisions of SFAS No. 144, which requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s Consolidated Financial Statements in both current and prior periods presented. The table below summarizes the components of income from discontinued operations:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Operating revenue	$31,106	$146,017	$342,629	$432,436

Operating expense	6,815	12,016	22,708	20,050

Taxes & Licenses	319,753	448	323,172	2,765

Interest expense	13,059	30,539	143,716	30,539

Depreciation expense	—	32,510	52,300	97,480

Gain on sale of real estate	1,422,026	—	1,422,026	—
Realized and unrealized gains (losses) on foregin currency transactions	(1,044)	(224,569)	(201,017)	(227,371)

Income (loss) from discontinued operations	$1,112,461	$(154,065)	$1,021,742	$54,231

7. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million collateralized by an office building in McLean, Virginia, where the Company’s Adviser is one of the subtenants in the building. The loan was funded using a portion of the net proceeds from the Company’s initial public offering. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month LIBOR rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term.
In August 2006, the Company ceased accruing revenues on its mortgage loan secured by an industrial property in Sterling Heights, Michigan, placed the borrower in default and began pursuing available remedies under its mortgage, including instituting foreclosure proceedings on the property. The Company obtained an independent appraisal on the security which indicated a fair value in excess of the outstanding principal balance and accrued, non-default interest due under the mortgage loan at the time of default. As a result of the fair value indicated in the appraisal, the Company determined that the loan was not impaired and a writedown was not necessary. At the foreclosure sale on September 22, 2006, the Company was the successful bidder. When the Company was determined to be the highest bidder, the mortgage loan was deemed to be satisfied to the extent of the Company’s bid. The Company accounted for the asset received as if the assets had been acquired for cash and recorded the real estate asset at approximately $11.3 million, which equaled the outstanding principal balance and accrued, non-default interest due under the mortgage loan to the Company at that time. Under Michigan law, the borrower had six months from the date of foreclosure to redeem ownership of the property in exchange for payment of the bid amount plus certain other expenditures. As part of the resolution of the Company’s claims against the borrower and tenant, the borrower formally waived its right of redemption and permitted the Company to take immediate control of the property so that it could be re-rented.

8. Mortgage Notes Payable
As of September 30, 2006 the Company had 8 fixed-rate mortgage notes payable collateralized by a total of 17 properties. The weighted-average interest rate on the mortgage notes payable as of September 30, 2006 was approximately 5.67%. A summary of the mortgage notes payable as of September 30, 2006 are as follows:

			Balance Outstanding
Date of Issuance	Principal Maturity
of Note	Date	Interest Rate	September 30, 2006	December 31, 2005
3/16/2005	4/1/2030	6.3300%	$3,073,256	$3,113,102
7/19/2005	8/1/2015	5.2200%	—	4,644,859
8/25/2005	9/1/2015	5.3310%	21,757,000	21,757,000
9/12/2005	9/1/2015	5.2100%	12,588,000	12,588,000
12/21/2005	12/8/2015	5.7107%	19,456,000	19,456,000
2/21/2006	12/1/2013	5.9100%	9,652,561	—
2/21/2006	6/30/2014	5.2000%	20,180,508	—
3/29/2006	4/1/2016	5.9200%	17,000,000	—
4/27/2006	5/5/2016	6.5800%	14,808,924	—

			$118,516,249	$61,558,961

The fair market value of all fixed-rate debt outstanding as of September 30, 2006 is approximately $118,000,000, as compared to the carrying value stated above of approximately $119,000,000.
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
On February 21, 2006, the Company assumed approximately $20.0 million of indebtedness pursuant to a long-term note payable from Greenwich Capital Financial Products, Inc, in connection with the Company’s acquisition, on the same date, of a property located in Roseville, Minnesota. The note accrues interest at a rate of 5.20% per year, and the Company may not repay this note prior to the last 3 months of the term, or the Company would be subject to a prepayment penalty. The note matures on June 30, 2014.
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

9. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the nine months ended September 30, 2006:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2005	$7,672	$—	$105,502,544	$(432,282)	$(6,129,398)	$98,948,536

Issuance of Common Stock
Under Stock Option Plan	179	—	2,861,222	(1,826,754)	—	1,034,648

Issuance of Preferred Stock	—	1,000	24,999,000	—	—	25,000,000

Public Offering Costs	—	—	(1,308,496)	—	—	(1,308,496)

Stock Options	—	—	394,411	—	—	394,411

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(9,690,707)	(9,690,708)

Net income	—	—	—	—	3,476,978	3,476,978

Balance at September 30, 2006	$7,851	$1,000	$132,448,681	$(2,259,036)	$(12,343,127)	$117,855,369

On January 18, 2006, the Company completed the public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share, at a price of $25.00 per share, under the Company’s shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. The Series A Preferred Stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at the election of the Company on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The closing of the offering occurred on January 26, 2006, and the Series A Preferred Stock is traded on the NASDAQ Global Market under the trading symbol “GOODP.” Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.7 million, and the net proceeds were used to repay outstanding indebtedness under the Company’s line of credit.
Dividends paid per common share for the three and nine months ended September 30, 2006 were $0.36 and $1.08 per share, respectively. Dividends paid per common share for the three and nine months ended September 30, 2005 were $0.24 and $0.66 per share, respectively. Dividends paid per share of Series A Preferred Stock for the three and nine months ended September 30, 2006 were approximately $0.48 and $1.31 per share, respectively.
10. Segment Information
As of September 30, 2006, the Company’s operations are derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three and nine months ended September 30, 2006 and 2005:

	As of and for the three months ended September 30, 2006				As of and for the nine months ended September 30, 2006
		Real Estate			Real Estate	Real Estate
	Real Estate Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Operating revenues	$6,257,647	$478,329	$—	$6,735,976	$17,201,975	$1,589,675	$—	$18,791,650
Operating expenses	(2,218,071)	—	(1,402,078)	(3,620,149)	(6,243,187)	—	(3,923,790)	(10,166,977)
Other income (loss)	—	—	(2,450,869)	(2,450,869)	—	—	(6,169,437)	(6,169,437)
Discontinued operations	1,112,461	—	—	1,112,461	1,021,742	—	—	1,021,742

Net income (loss)	$5,152,037	$478,329	$(3,852,947)	$1,777,419	$11,980,530	$1,589,675	$(10,093,227)	$3,476,978

Total Assets	$265,894,348	$10,000,000	$5,608,132	$281,502,480	$265,894,348	$10,000,000	$5,608,132	$281,502,480

	As of and for the three months ended September 30, 2005				As of and for the nine months ended September 30, 2005
		Real Estate			Real Estate	Real Estate
	Real Estate Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Operating revenues	$3,335,967	$553,968	$—	$3,889,935	$7,173,399	$1,351,197	$—	$8,524,596
Operating expenses	(1,144,624)	—	(874,253)	(2,018,877)	(2,465,779)	—	(2,537,950)	(5,003,729)
Other income (loss)	—	—	(849,582)	(849,582)	—	—	(1,022,970)	(1,022,970)
Discontinued operations	(154,065)	—	—	(154,065)	54,231	—	—	54,231

Net income (loss)	$2,037,278	$553,968	$(1,723,835)	$867,411	$4,761,851	$1,351,197	$(3,560,920)	$2,552,128

Total Assets	$143,839,316	$21,114,785	$3,892,030	$168,846,131	$143,839,316	$21,114,785	$3,892,030	$168,846,131

11. Line of Credit
On February 28, 2005, the Company entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company. This line of credit initially provided the Company with up to $50 million of financing. The Company amended the line of credit on June 29, 2006 to increase the maximum availability under the line from $50 million to $75 million. The line of credit matures on February 28, 2008. The interest rate charged on the advances under the facility is based on the London Interbank Offered Rate (“LIBOR”), the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One of these financial covenants limits the amount the Company can pay out, on a quarterly basis, to no more than 95% of its funds from operations as dividends to its stockholders. For the quarter ended September 30, 2006, the Company’s dividend payout exceeded this threshold, although the Company received a waiver for this requirement with respect to the quarter ended September 30, 2006, and was required to pay a waiver fee of $75,000. If the Company is not in compliance with this covenant as of December 31, 2006, the Company will likely seek another waiver of such compliance or seek to refinance the credit facility. In such case, if the Company’s lenders are unwilling to grant us a waiver on terms the Company believes are reasonable or at all, and if the Company is unable to secure an alternative credit facility, the Company may be in default on its credit facility as of December 31, 2006. The maximum amount the Company may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that the Company has pledged as collateral to the banks. As the Company arranges for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of September 30, 2006 and December 31, 2005, there was $35.7 million and $43.6 million outstanding under the line of credit at an interest rate of 7.58% and 6.31% per year, respectively.
12. Pro Forma Financial Information
The Company acquired ten properties during the nine months ended September 30, 2006, one of which was the Sterling Heights, Michigan property. The Sterling Heights, Michigan property was not included in the pro forma calculation, as the Company was not collecting revenues from that property as of September 30, 2006. The following table reflects pro-forma consolidated income statements as if the nine properties were acquired as of the beginning of the periods presented:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Operating Data:
Total operating revenue	$6,861,173	$5,823,778	$20,600,619	$14,095,386
Total operating expenses	(3,669,060)	(3,280,062)	(11,031,591)	(8,564,678)
Other expense	(2,450,869)	(849,582)	(6,169,437)	(1,022,970)

Income from continuing operations	741,244	1,694,134	3,399,591	4,507,738
Discontinued Operations	1,112,461	(154,065)	1,021,740	54,231

Net income	$1,853,705	$1,540,069	$4,421,331	$4,561,969

Share and Per Share Data:

Basic net income	$0.24	$0.20	$0.57	$0.59
Diluted net income	$0.23	$0.20	$0.56	$0.59
Weighted average shares outstanding-basic	7,820,376	7,672,000	7,752,170	7,669,619
Weighted average shares outstanding-diluted	7,981,071	7,725,667	7,896,860	7,718,441
These pro-forma consolidated income statements are not necessarily indicative of what actual results would have been had the Company acquired the nine properties as of the beginning of the periods presented.
13. Subsequent Events
On October 10, 2006, the Board of Directors declared cash dividends of $0.12 per common share for each of the months of October, November and December of 2006. Monthly dividends will be payable on October 31, 2006, November 30, 2006 and December 29, 2006, to those shareholders of record for those dates on October 23, 2006, November 21, 2006 and December 20, 2006, respectively.
On October 10, 2006, the Board of Directors declared cash dividends of $0.1614583 per preferred share for each of the months of October, November and December of 2006. Monthly dividends will be payable on October 31, 2006, November 30, 2006 and December 29, 2006, to those shareholders of record for those dates on October 23, 2006, November 21, 2006 and December 20, 2006, respectively.
On October 16, 2006, an employee of the Company exercised 12,000 options at $16.10 per share for a like number of shares of common stock in consideration for a promissory note in the principal amount of $193,200. This note has full recourse back to the employee, has a term of nine years and bears interest at 8.17% per year.
On October 18, 2006, the Company completed the public offering of 1,150,000 shares of 7.5% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), par value $0.001 per share, at a price of $25.00 per share, under the Company’s shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated October 18, 2006. The shares sold in the offering included the full exercise of a 150,000 share over-allotment option by the underwriters. The Series B Preferred Stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at the election of the Company on or after October 31, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The closing of the offering occurred on October 25, 2006, and the Series B Preferred Stock is traded on the NASDAQ Global Market under the trading symbol “GOODO.” Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $27.4 million and the net proceeds were used to repay outstanding indebtedness under the Company’s line of credit.
On October 20, 2006, the borrower with respect to the Sterling Heights, Michigan property waived its right of redemption to reacquire the property, confirming the Company’s ownership of the property. The Company simultaneously executed a lease with a new tenant for the Sterling Heights, Michigan property. The Company executed a ten year, triple net lease with the new tenant, with one option to extend the lease for an additional period of five years. The lease also has a provision whereby the tenant may purchase the property from the Company within the first lease year for $11.3 million, or in the second lease year for $11.6 million. The lease provides for annual rents of approximately $1.1 million in 2007, with prescribed escalations thereafter. The Company also pursued its claims against the borrower for the deficiency relating to default interest, expenses and prepayment fees of approximately $650,000. The Company pursued such deficiency claims against the borrower and its affiliated tenant who had filed bankruptcy and collected approximately $655,000 from the tenant and borrower.

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

Overview
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years, with rental increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At September 30, 2006, we owned 38 properties, and had one mortgage loan outstanding. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio.
We conduct substantially all of our activities, including ownership of all of our properties, through Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003, which we refer to as our “Operating Partnership.” We control our Operating Partnership through our ownership of GCLP Business Trust II, a Massachusetts business trust, which is the general partner of our Operating Partnership, and through our ownership of GCLP Business Trust I, a Massachusetts business trust, which holds all of the limited partnership units of our Operating Partnership. We expect that our Operating Partnership may issue limited partnership units from time to time in exchange for industrial and commercial real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the recognition of gains associated with the dispositions of their properties until they redeem the limited partnership units. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem their units for cash or, at our election, shares of our common stock on a one-for-one basis at any time. Whenever we issue stock for cash, we are obligated to contribute the net proceeds we receive from the sale of the stock to our Operating Partnership, and our Operating Partnership is, in turn, obligated to issue an equivalent number of limited partnership units to us. Our Operating Partnership will distribute the income it generates from its operations to its partners, including GCLP Business Trust I and GCLP Business Trust II, both of which are beneficially owned by us, on a pro rata basis. We will, in turn, distribute the amounts we receive from our Operating Partnership to fund distributions to our stockholders in the form of monthly cash dividends. We have historically operated, and intend to continue to operate, so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes, thereby generally avoiding federal income taxes on the distributions we make to our stockholders.
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
On February 21, 2006, we acquired four office buildings located in the same business park in Champaign, Illinois, from a single seller totaling 108,262 square feet. We acquired the four properties for approximately $15.1 million, including transaction costs, which was funded by a combination of borrowings from our line of credit, and the assumption of approximately $10.0 million of financing on the property. At closing, we were assigned the previously existing triple net leases with the sole tenant, which had remaining terms ranging from five to nine years at the time of assignment, and the tenant has options to extend each lease for additional periods of three years each. The leases provide for annual rents of approximately $1.3 million in 2007.

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
On September 29, 2006, we acquired three separate properties from a single seller: a 63,514 square foot industrial building in Birmingham, Alabama; a 29,472 square foot industrial building located in Montgomery, Alabama; and a 16,275 square foot industrial building located in Columbia, Missouri. These three properties were acquired for an aggregate cost of approximately $4.9 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the properties, we extended a ten year triple net lease with the tenant of each building, with four options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $0.4 million in 2006, with prescribed escalations thereafter.
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
On February 21, 2006, we assumed approximately $20.0 million of indebtedness pursuant to a long-term note payable from Greenwich Capital Financial Products, Inc, in connection with our acquisition, on the same date, of a property located in Roseville, Minnesota. The note accrues interest at a rate of 5.20% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a substantial prepayment penalty. The note matures on June 30, 2014.

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
Preferred Stock Financings
On January 18, 2006, we completed a public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.7 million and were used to repay outstanding indebtedness under our line of credit. The Series A Preferred Stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities. The closing of the offering took place on January 26, 2006, and the Series A Preferred Stock is traded on the NASDAQ Global Market under the trading symbol “GOODP.”
On October 18, 2006, we completed a public offering of 1,150,000 shares of 7.5% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated October 18, 2006. The shares sold in the offering included the full exercise of a 150,000 share over-allotment option by the underwriters. The Series B Preferred Stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after October 31, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities. The closing of the offering occurred on October 25, 2006, and the Series B Preferred Stock is traded on the NASDAQ Global Market under the trading symbol “GOODO.” Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $27.4 million and the net proceeds were used to repay outstanding indebtedness under our line of credit.
Properties Sold
On July 21, 2006, we sold our two properties located in Canada for approximately $6.9 million dollars, for a gain on the sale of approximately $1.4 million. We paid approximately $315,000 in taxes related to the gain on the sale although the actual amount of taxes due will not be finalized until 2006 tax returns are filed. We have been advised that the actual amount of taxes should be approximately $235,000, or $80,000 less than what was paid at closing, subject to final adjustments and federal (Canadian) tax return review. The mortgages associated with the Canadian properties were assumed by the buyer at closing.

Acquisition of Building in Satisfaction of Mortgage Loan
In August 2006, we ceased accruing revenues on our mortgage loan secured by an industrial property in Sterling Heights, Michigan, placed the borrower in default and began pursuing available remedies under its mortgage, including instituting foreclosure proceedings on the property. We obtained an independent appraisal on the security which indicated a fair value in excess of the outstanding principal balance and accrued, non-default interest due under the mortgage loan at the time of default. As a result of the fair value indicated in the appraisal, we determined that the loan was not impaired and a writedown was not necessary. At the foreclosure sale on September 22, 2006, we were the successful bidder. We accounted for the asset received as if the assets had been acquired for cash and recorded the real estate asset at approximately $11.3 million on that date, which equaled the outstanding principal balance and accrued, non-default interest due under the mortgage loan to us. Under Michigan law, the borrower has six months from the date of foreclosure to redeem ownership of the property in exchange for payment of the bid amount plus certain other expenditures. As part of the resolution of our claims against the borrower and tenant, the borrower formally waived its right of redemption and permitted us to take immediate control of the property so that it could be re-rented.
On October 20, 2006, the borrower with respect to the Sterling Heights, Michigan property waived its right of redemption to reacquire the property, confirming our ownership of the property. We simultaneously executed a lease with a new tenant for the Sterling Heights, Michigan property. We executed a ten year, triple net lease with the new tenant, with one option to extend the lease for an additional period of five years. The lease also has a provision whereby the tenant may purchase the property from us within the first lease year for $11.3 million, or in the second lease year for $11.6 million. The lease provides for annual rents of approximately $1.1 million in 2007, with prescribed escalations thereafter. The Company also pursued its claims against the borrower for the deficiency relating to default interest, expenses and prepayment fees of approximately $650,000. The Company pursued such deficiency claims against the borrower and its affiliated tenant who had filed bankruptcy and collected approximately $655,000 from the tenant and borrower.
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
During the three and nine months ended September 30, 2006, payroll and benefits expenses, which are part of the management fee paid to our Adviser, were approximately $513,000 and $1,542,000 respectively, and during the three and nine months ended September 30, 2005, payroll and benefits expenses were approximately $445,000 and $1,129,000, respectively. The actual amount of payroll and benefits expenses which we will be required to reimburse our Adviser in the future is not determinable, but we currently estimate that during the year ending December 31, 2006 this amount will be approximately $2.2 million. This estimate is based on our current expectations regarding our Adviser’s payroll and benefits expenses and the proportion of our Adviser’s time we believe is likely to be spent on matters relating to our business. To the extent that our Adviser’s payroll and benefits expenses are greater than we currently expect or our Adviser allocates a greater percentage of its time to our business, our actual reimbursement to our Adviser for our share of its payroll and benefits expenses could be materially greater than we currently estimate.
During the three and nine months ended September 30, 2006, the amount of overhead expenses that we reimbursed our Adviser was approximately $144,000 and $487,000, respectively, and during the three and nine months ended September 30, 2005, the amount of overhead expenses we reimbursed our Adviser was approximately $163,000 and $436,000, respectively. The actual amount of overhead expenses for which we will be required to reimburse our Adviser in the future is not determinable at this time, but we currently estimate that, during the year ending December 31, 2006, this amount will be approximately $650,000.
Under the terms of the advisory agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, interest, tax preparation, directors and officers insurance, stock transfer services, shareholder related fees, consulting and related fees. During the three and nine months ended September 30, 2006, the total amount of these expenses that we incurred was approximately $462,000 and $1,627,000, respectively. During the three and nine months ended September 30, 2005, the total amount of these expenses that we incurred was approximately $1,210,000 and $2,371,000, respectively.
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
On May 24, 2006, our stockholders approved a proposal to enter into an amended and restated investment advisory agreement (the “Amended Advisory Agreement”) with our Adviser and an administration agreement (the “Administration Agreement”) between us and Gladstone Administration, LLC (the “Administrator”), a wholly owned subsidiary of our Adviser.
The Amended Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders equity (less the recorded value of any preferred stock) and an incentive fee based on funds from operations, (“FFO”), which would reward the Adviser if our quarterly FFO (before giving effect to any incentive fee) exceeds 1.75% (7% annualized) (the “hurdle rate”) of total stockholders’ equity less the recorded value of any preferred stock. The Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of our pre-incentive fee FFO. The Adviser will also receive an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875%. Under the Administration Agreement, we will pay separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations, including, but not limited to, rent, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, controller and their respective staffs.
The Amended Advisory Agreement and Administration Agreement will not become effective as long as the 2003 Equity Incentive Plan (the “2003 Plan”) is in effect or as long as there are any outstanding stock options. In connection with the approval of the Amended Advisory and Administration Agreements, and pursuant to the approval of our Board of Directors on July 11, 2006, on July 12, 2006, we accelerated in full the vesting of all outstanding options under the 2003 Plan, resulting in the vesting of 35,000 unvested options. Also on July 12, 2006, we filed a Schedule TO and related documentation with the Securities and Exchange Commission, which described our offer to our executive officers and directors and the employees of our Adviser who held stock options to accelerate the expiration date of all of their outstanding options under the 2003 Plan to December 31, 2006 (as amended, the “Offer”). The Offer was conditional upon its acceptance by all option holders on or before its expiration on August 31, 2006, and all option holders accepted the Offer prior to that date. As of September 30, 2006, there were 737,099 outstanding options under the 2003 Plan, and all of the outstanding options were amended to expire on December 31, 2006, and we intend to terminate the 2003 Plan on December 31, 2006. Following the expiration of any unexercised options and the termination of the 2003 Plan, we intend to implement Amended Advisory Agreement and Administration Agreement on January 1, 2007. The current investment advisory agreement with Gladstone Management will continue in effect until these new agreements become effective.
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
We have determined that certain of our properties, which were originally not treated as business combinations under SFAS No. 141 because there was not an existing lease in place at the time of acquisition, should have been treated as business combinations when determining the purchase price of the real estate. These properties had leases that were put in place on the date of acquisition and thus were implicit in the purchase price and should have been considered as leases in place for purposes of determining if the acquisitions were business combinations. As a result, we reallocated approximately $1.2 million of land, building and tenant improvements to intangible assets and recognized additional amortization of $140,606, offset by increased rental revenue related to below market rents of approximately $28,000, for a net decrease in income of approximately $112,000 for the quarter ended March 31, 2006. Of the additional $112,000 recognized in the quarter ended March 31, 2006, approximately $90,000 related to periods prior to 2006, and management has deemed the amount immaterial to those periods.

Risk Rating
In evaluating each transaction that it considers for investment, our Adviser seeks to assess the risk associated with the potential tenant or borrower. For companies that have debt that has been rated by a national credit rating agency, our Adviser uses the rating as determined by such ratings agency. For tenants or borrowers that do not have publicly traded debt, our Adviser calculates and assigns to our tenants and borrowers a risk rating under our ten-point risk rating scale. Our Adviser seeks to have the risk rating system mirror the risk rating systems of major risk rating organizations such as those provided by nationally recognized statistical rating organizations (“NRSRO”). While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system provides the same risk rating as a NRSRO. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because we have established our system to rate debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that are not used in the NRSRO rating. It is our understanding that most debt securities of middle market companies do not exceed the grade of BBB on a NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A, therefore, our scale begins with the designation BBB. The table below gives an indication of the probability of default and the magnitude of the loss if there is a default:

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
The following table reflects the average risk rating of our tenants and borrowers as of September 30, 2006 and December 31, 2005. The borrower in our Sterling Heights, Michigan property defaulted on their mortgage loan prior to September 30, 2006, therefore the risk rating for that borrower is not reflected in the table below as of September 30, 2006:

Rating	9/30/2006	12/31/2005
Average	8.5	8.6
Weighted Average	8.5	8.7
Highest	10.0	10.0
Lowest	6.0	6.0
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
Results of Operations
Our weighted-average yield on the portfolio as of September 30, 2006 was approximately 9.4%. The weighted-average yield was calculated by taking the annualized straight line rent, reflected as rental income on our Consolidated Statements of Operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our Consolidated Statements of Operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price.

A comparison of our operating results for the three and nine months ended September 30, 2006 and 2005 is below:

	For the three months ended				For the nine months ended
	September 30, 2006	September 30, 2005	$ Change	% Change	September 30, 2006	September 30, 2005	$ Change	% Change
Operating revenues
Rental income	$6,214,295	$3,307,759	$2,906,536	88%	$17,109,203	$7,103,591	$10,005,612	141%
Interest income from mortgage notes receivable	478,329	553,968	(75,639)	-14%	1,589,675	1,351,197	238,478	18%
Tenant recovery revenue	43,352	28,208	15,144	54%	92,772	69,808	22,964	33%

Total operating revenues	6,735,976	3,889,935	2,846,041	73%	18,791,650	8,524,596	10,267,054	120%

Operating expenses
Depreciation and amortization	2,162,640	1,107,672	1,054,968	95%	6,026,150	2,277,432	3,748,718	165%
Management advisory fee	656,916	609,171	47,745	8%	2,029,050	1,564,826	464,224	30%
Professional fees	167,353	87,896	79,457	90%	598,771	428,781	169,990	40%
Taxes and licenses	24,812	36,952	(12,140)	-33%	114,774	188,347	(73,573)	-39%
Insurance	113,453	70,244	43,209	62%	299,296	207,648	91,648	44%
General and administrative	115,349	61,074	54,275	89%	319,784	166,410	153,374	92%
Shareholder related expense	34,414	45,868	(11,454)	-25%	282,478	170,285	112,193	66%
Asset retirement obligation expense	30,619	—	30,619	100%	102,263	—	102,263	100%
Stock option compensation expense	314,593	—	314,593	100%	394,411	—	394,411	100%

Total operating expenses	3,620,149	2,018,877	1,601,272	79%	10,166,977	5,003,729	5,163,248	103%

Other income (expense)
Interest income from temporary investments	2,006	10,093	(8,087)	-80%	13,437	117,806	(104,369)	-89%
Interest income — employee loans	41,346	5,562	35,784	643%	75,483	15,483	60,000	388%
Other income	—	—	—	0%	10,400	—	10,400	100%
Interest expense	(2,494,221)	(865,237)	(1,628,984)	188%	(6,268,757)	(1,156,259)	(5,112,498)	442%

Total other expense	(2,450,869)	(849,582)	(1,601,287)	188%	(6,169,437)	(1,022,970)	(5,146,467)	503%

Income from continuing operations	664,958	1,021,476	(356,518)	-35%	2,455,236	2,497,897	(42,661)	-2%

Discontinued operations
Income from discontinued operations	6,915	70,504	(63,589)	-90%	116,169	281,602	(165,433)	-59%
Net realized gain (loss) from foreign currency transactions	(1,044)	(340)	(704)	-207%	(201,017)	(3,277)	(197,740)	-6034%
Net unrealized (loss) gain from foreign currency transactions	—	(224,229)	224,229	100%	—	(224,094)	224,094	100%
Gain on sale of real estate	1,422,026	—	1,422,026	100%	1,422,026	—	1,422,026	100%
Taxes on sale of real estate	(315,436)	—	(315,436)	100%	(315,436)	—	(315,436)	100%

Total discontinued operations	1,112,461	(154,065)	1,266,526	822%	1,021,742	54,231	967,511	1784%

Net income	1,777,419	867,411	910,008	105%	3,476,978	2,552,128	924,850	36%

Dividends attributable to preferred stock	(484,375)	—	(484,375)	100%	(1,313,194)	—	(1,313,194)	100%

Net income available to common stockholders	$1,293,044	$867,411	$425,633	49%	$2,163,784	$2,552,128	$(388,344)	-15%

Revenues
Rental income increased for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, primarily due to the acquisition of 14 properties subsequent to September 30, 2005, and properties acquired during the first nine months of 2005 that were held for the full period in 2006. There was also an adjusting entry made in June of 2006 to record the straight-lining of rents for 2 properties that were acquired in 2005 of approximately $179,000 and management has deemed the amount immaterial to those periods.
Interest income from mortgage loans decreased for the three months ended September 30, 2006 as compared to the three months ended September 20, 2005, due to the defaulted mortgage loan on the Sterling Heights, Michigan property and the resulting non-accrual of interest income in August 2006 for that mortgage loan. Interest income increased for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, as a result of a mortgage loan issued in April of 2005 where interest was only earned for part of 2005, partially offset by the defaulted mortgage discussed above.
Tenant recovery revenue increased for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, as a result of an increase in the number of tenants which reimburse us for insurance expense, partially offset by an over-accrual of franchise taxes in 2005.
Expenses
Depreciation and amortization expenses increased in the three and nine months ended September 30, 2006 as compared to the same periods in 2005, as a result of the 14 property acquisitions completed between September 30, 2005 and September 30, 2006, coupled with properties acquired during the three and nine months ended September 30, 2005 that were held for the full period in 2006, and the approximately $140,000 adjustment to depreciation discussed above under “Purchase Price Allocation.”

The management advisory fee for the three and nine months ended September 30, 2006 increased, as compared to the three and nine months ended September 30, 2005, primarily as a result of the increased number of our Adviser’s employees who spent time on our matters, coupled with an increase in overhead expenses incurred by our Adviser for our benefit. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement.
Professional fees, consisting primarily of legal and accounting fees, increased during the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, primarily as a result of an increase to the overall accounting fees due to the increased fees for the audit of the financial statements, the accounting fees associated with the formation of GCLP Business Trust I and GCLP Business Trust II, and an increased number of tax returns filed as a result of the increased portfolio of investments. Legal fees also increased year over year as a result of increased fees related to the filing of our proxy statement, and the fees surrounding the filing of the Registration Statement on Form S-8 and the Schedule TO filed in connection with the offer to amend the terms of options outstanding under the 2003 plan.
Taxes and licenses decreased for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005, primarily because of a payment of approximately $100,000 of franchise taxes paid for doing business in certain states in the first quarter of 2005, which related to taxes incurred in 2004, coupled with reduced taxes in the states of Texas and Pennsylvania as a result of a restructuring of our entities that hold these properties, partially offset by the increase in franchise taxes due to the increase in our portfolio of investments.
Insurance expense increased for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005. The increase is primarily a result of an increase in premiums for directors and officers insurance from the prior year, coupled with an increased number of properties that required insurance.
General and administrative expenses increased for the three and nine months ended September 30, 2006 as compared to the three months ended September 30, 2005, as a result of approximately $40,000 and $128,000 in operating expenses that we were required to pay on behalf of a tenant under the terms of its lease for the three and nine months ended September 30, 2006, respectively, coupled with an increase in directors fees and fees paid to management companies for certain of our properties.
Shareholder related expense increased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, as a result of costs associated with the annual report, the proxy statement, and the increased costs associated with the solicitation of the shareholder vote for the annual meeting. Shareholder related expenses decreased for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, as a result of a decrease in the amount of fees paid for investor conferences, coupled with a decreased number of SEC reports filed.
Asset retirement obligation expense is the result of the adoption of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. There was no asset retirement obligation expense recorded for the three and nine months ended September 30, 2005.

Stock option compensation expense is the result of the adoption of SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. We were required to record a one-time, non-cash expense as a result of the amendment and acceleration of the options during the quarter ended September 30, 2006 of $314,593. There was no stock option compensation expense recorded for the three and nine months ended September 30, 2005.
Interest expense increased for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. This increase is primarily a result of an increase in interest expense and amortization of deferred financing fees related to the long-term financings on 11 properties that closed subsequent to September 30, 2005, coupled with an increased amount outstanding on our line of credit during 2006.
Other income
Interest income on cash and cash equivalents decreased during the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005. The decrease is primarily a result of the increase in our portfolio of investments in real estate and mortgage loans, resulting in lower average cash balances invested.
During the three and nine months ended September 30, 2006, interest income on employee loans increased, as compared to the three and nine months ended September 30, 2005. This increase is a result of 9 employee loans that were originated during the second quarter of 2006, coupled with an employee loan that was originated during the second quarter of 2005, where interest was earned for the full period in 2006.
Gain on sale of real estate
On July 21, 2006, we sold our two properties located in Canada for approximately $6.9 million dollars, for a gain on the sale of approximately $1.4 million. We paid approximately $315,000 in taxes related to the gain on the sale although; the actual amount of taxes due will not be finalized until 2006 tax returns are filed. We have been advised that the actual amount of taxes should be approximately $235,000, or $80,000 less than what was paid at closing, subject to final adjustments and federal (Canadian) tax return review. The mortgages associated with the Canadian properties were assumed by the buyer at closing.
Foreign currency gains and losses
Net realized foreign currency gains and losses represents the gains and losses in connection with the translation of monthly rental payments, the valuation of cash and the payment of quarterly taxes denominated in Canadian dollars, and the previously unrealized foreign currency losses associated with the valuation of the deferred rent assets and mortgage notes payable that became a realized foreign currency loss as of the date of sale. The net unrealized gains and losses from foreign currency transactions represents the valuation of the deferred rent asset and the mortgage notes payable related to the two Canadian properties in 2005, prior to the date of sale. Increases and decreases related to foreign currency gains and losses are a result of the fluctuation of the exchange rate between the U.S. dollar and the Canadian dollar, which arise from our two Canadian properties, which were sold in July of 2006.
Net income available to common stockholders
Net income available to common stockholders decreased for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This decrease is primarily a result of the increased interest expense from the increased number of properties which have long-term financing, increased depreciation from the one time depreciation adjustment discussed above, stock option expense, asset retirement obligation expense and the preferred dividends paid, partially offset by the gain on sale of the two Canadian properties, the increase in our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above. Net income available to common stockholders increased for the three months ended September 30, 2006 as compared to three months ended September 30, 2005, due to the gain on sale of the two Canadian properties, which offset the additional expenses discussed above.

Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2006, we had approximately $0.6 million in cash and cash equivalents. We have now fully invested the proceeds from our initial public offering of our common stock, and have access to our existing line of credit and have obtained mortgages on 17 of our properties. We expect to obtain additional mortgages secured by some or all of our real property in the future. We anticipate continuing to borrow funds and issuing additional equity securities in order to obtain additional capital. To this end, and as described in greater detail below, we have completed two public offerings of preferred stock during 2006, the first of which was the public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. The second was the public offering of 1,150,000 shares of 7.5% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated October 18, 2006. We expect that the funds from our line of credit, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2006, consisting primarily of the items described in “Results of Operations,” was approximately $7.6 million, compared to net cash provided by operating activities of $4.9 million for the nine months ended September 30, 2005.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2006 was $40.8 million, which primarily consisted of the purchase of nine properties, as described in the “Investments” section above, partially offset by the proceeds from the sale of the two Canadian properties, as compared to net cash used in investing activities during the nine months ended September 30, 2005 of $91.9 million, which primarily consisted of the purchases of 13 properties and the extension of 1 mortgage loan.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2006 was approximately $32.1 million, which primarily consisted of the proceeds received from the long-term financing of eight of our properties, the proceeds from borrowings under our line of credit, and the proceeds from the offering of our preferred stock, partially offset by repayments on the line of credit, the repayment of our two mortgage loans on the Canadian properties, payments for deferred financing costs and dividend payments. Net cash provided by financing activities for the nine months ended September 30, 2005 was approximately $58.2 million, which consisted of the proceeds received from the long-term financing of eight of our properties, the proceeds from borrowing under our line of credit, and principal repayments on employee loans, partially offset by principal repayments on the mortgage notes payable, dividend payments to our stockholders, and financing costs paid in connection with our line of credit and mortgage notes payable.

Future Capital Needs
As of September 30, 2006, we had investments in 38 real properties for approximately $267.4 million and one mortgage loan for $10.0 million. During the remainder of 2006 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. We intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with mortgages secured by some or all of our real property, by borrowing against our existing line of credit, or by issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties.
Registration Statements
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
On October 18, 2006, we completed a public offering of 1,150,000 shares of 7.5% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated October 18, 2006. The preferred stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after October 31, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities. The closing of the offering occurred on October 25, 2006, and the Series B Preferred Stock is traded on the NASDAQ Global Market under the trading symbol “GOODO.” Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $27.4 million and the net proceeds were used to repay outstanding indebtedness under our line of credit. There are 21,250,000 shares still available for issuance under our shelf registration statement.
Line of Credit
On February 28, 2005, we entered into a line of credit agreement with a syndicate of banks led by Branch Banking & Trust Company. This line of credit initially provided us with up to $50 million of financing. We have since amended the line of credit to increase the maximum availability under the line from $50 million to $75 million. The line of credit matures on February 28, 2008. The interest rate charged on the advances under the facility is based on the London Interbank Offered Rate (“LIBOR”), the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.25% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One of these financial covenants limits the amount we can pay out, on a quarterly basis, to no more than 95% of our funds from operations as dividends to our stockholders. For the quarter ended September 30, 2006, our dividend payout exceeded this threshold, although we received a waiver for this requirement with respect to the quarter ended September 30, 2006, and were required to pay a waiver fee of $75,000. The maximum amount we may draw under this agreement is based on the percentage of the value of its properties meeting agreed-upon eligibility standards that we have pledged as collateral to the banks. As we arrange for long-term mortgages for these properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of September 30, 2006, there was $35.7 million outstanding under the line of credit at an interest rate of 7.58% per year. As noted above we used the net proceeds of our recently completed Series B Preferred Stock financing to repay approximately $27.4 million under the line of credit in October 2006.

We anticipate that we will likely exceed this dividend payout threshold covenant for our line of credit for the quarter ending December 31, 2006. If we are not in compliance with this covenant as of December 31, 2006, we will likely seek another waiver of such compliance from our lenders or seek to refinance the credit facility. In such case, if our lenders are unwilling to grant us a waiver on terms we believe are reasonable or at all, and if we are unable to secure an alternative credit facility, we may be in default on our credit facility as of December 31, 2006, which would likely have a material adverse impact on our liquidity and financial condition.
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
On February 21, 2006, we assumed approximately $20.0 million of indebtedness pursuant to a long-term note payable from Greenwich Capital Financial Products, Inc, in connection with our acquisition, on the same date, of a property located in Roseville, Minnesota. The note accrues interest at a rate of 5.20% per year, and we may not repay this note prior to the last 3 months of the term, or we would be subject to a substantial prepayment penalty. The note matures on June 30, 2014.
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

Contractual Obligations
The following table reflects our significant contractual obligations as of September 30, 2006:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations(1)	$154,176,249	$771,666	$38,483,015	$3,499,207	$111,422,361
Interest on Long-Term Debt Obligations(2)	58,135,532	6,795,235	13,411,886	13,029,094	24,899,317
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations(3)	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$212,311,781	$7,566,901	$51,894,901	$16,528,301	$136,321,678

(1)	Long-term debt obligations represent both borrowings under our BB&T line of credit and mortgage notes payble that were outstanding as of September 30, 2006. The line of credit matures in February of 2008.

(2)	Interest on long-term debt obligations does not include interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable and, thus, the amount of interest can not be calculated for purposes of this table.

(3)	This does not include the portion of the operating lease on office space that is allocated to us by our Adviser in connection with our advisory agreement.
Funds from Operations
The National Association of Real Estate Investment Trusts (“NAREIT”) developed funds from operations (“FFO”) as a relative non-GAAP (“Generally Accepted Accounting Principles in the United States”) supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains, or losses, from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.
FFO does not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income, and should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparison of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.
FFO available to common stockholders is FFO adjusted to subtract preferred share dividends. We believe that net income available to common stockholders is the most directly comparable GAAP measure to FFO available to common stockholders.
Basic funds from operations per share (“Basic FFO per share”) and diluted funds from operations per share (“Diluted FFO per share”) is FFO available to common stockholders divided by weighted average common shares outstanding and FFO available to common stockholders divided by weighted average common shares outstanding on a diluted basis, respectively, during a period. We believe that FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share (“EPS”) in evaluating net income available to common shareholders. In addition, since most REITs provide FFO, Basic FFO and Diluted FFO per share information to the investment community, we believe FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful supplemental measures for comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO, Basic EPS is the most directly comparable GAAP measure to Basic FFO per share, and that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

The following table provides a reconciliation of our FFO for the three and nine months ended September 30, 2006 and 2005, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighed average common share and basic and diluted net income per weighted average common share:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$1,777,419	$867,411	$3,476,978	$2,552,128
Less: Dividends attributable to preferred stock	(484,375)	—	(1,313,194)	—

Net income available to common stockholders	$1,293,044	$867,411	$2,163,784	$2,552,128

Add: Real estate depreciation and amortization, including discontinued operations	2,162,640	1,140,181	6,078,450	2,374,912
Less: Gain on sale of real estate, net of taxes paid	(1,106,590)	—	(1,106,590)	—

FFO available to common stockholders	2,349,094	2,007,592	7,135,644	4,927,040

Weighted average shares outstanding — basic	7,820,376	7,672,000	7,752,170	7,669,619
Weighted average shares outstanding — diluted	7,981,071	7,725,667	7,896,860	7,718,441

Basic net income per weighted average common share	$0.16	$0.11	$0.28	$0.33

Diluted net income per weighted average common share	$0.16	$0.11	$0.27	$0.33

Basic FFO per weighted average common share	$0.30	$0.26	$0.92	$0.64

Diluted FFO per weighted average common share	$0.29	$0.26	$0.90	$0.64

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
Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% would increase our interest and rental revenue by $36,500 and increase our interest expense on the line of credit by $361,553 for a net decrease in our net income of $325,053, or 10.1%, over the next twelve months, compared to net income for the latest twelve months ended September 30, 2006. A hypothetical decrease in the one month LIBOR by 1% would decrease our interest and rental revenue by $36,500 and decrease our interest expense on the line of credit by $361,553 for a net increase in our net income of $325,053, or 10.1%, over the next twelve months, compared to net income for the latest twelve months ended September 30, 2006. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
As of September 30, 2006, our fixed rate debt outstanding was approximately $118.5 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at September 30, 2006, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $8.0 million.
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

Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2006, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed by us with the Securities and Exchange Commission (the “SEC”) on February 28, 2006 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed by us with the SEC on August 8, 2006. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Report on form 10-Q for the quarter ended June 30, 2006.
At the beginning of the 2007 fiscal year, our amended and restated advisory agreement with Gladstone Management Corporation and our administration agreement with Gladstone Administration LLC will become effective and this could adversely impact our results of operations.
On May 24, 2006, our stockholders approved a proposal to enter into the Amended Advisory Agreement with our Adviser and the Administration Agreement with the Administrator. We expect to implement these new agreements effective January 1, 2007. Under the Amended Advisory Agreement, we will pay our Adviser a base management fee of 2.0% of our total stockholders’ equity (less the recorded value of any preferred stock, and adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income). The Amended Advisory Agreement also includes incentive fees which will reward our Adviser if our quarterly pre-incentive fee funds from operations (“FFO”) exceeds 1.75% of our total stockholders’ equity. FFO is calculated after taking into account all operating expenses for the quarter, including the base management fee (less any rebate of fees received by the Adviser), expenses payable under the Administration Agreement and any interest expense (but excluding the incentive fee) and any other operating expenses. Pre-incentive fee FFO includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment in kind interest and zero coupon securities), accrued income and rents that we have not yet received in cash. Pre-incentive FFO will also include any realized capital gains and realized capital losses, less any dividend paid on any issued and outstanding preferred stock, but will not include any unrealized gains or losses. Under the Amended Advisory Agreement, we will pay our Adviser 100% of our pre-incentive fee FFO with respect to that portion of such FFO, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized), and 20% of the amount of our pre-incentive fee FFO, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
Under the Administration Agreement, we will pay separately for administrative services, which payments will be equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including rent for the space occupied by the Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, treasurer, chief compliance officer and controller and their respective staffs. As a result of the implementation of the Amended Advisory Agreement and the Administration Agreement, our operating expenses may be materially higher than those payable under our current investment advisory agreement with our Adviser, which could have a material adverse effect on our results of operations, our ability to make dividend payments on the Series B Preferred Stock and the trading price of the Series B Preferred Stock.

We are currently not in compliance with a covenant of our credit facility and, if we don’t receive a waiver or refinance the credit facility before December 31, 2006, we may be in default on our credit facility, which would likely have a material adverse impact on our liquidity and financial condition.
Under our existing credit facility, beginning with the quarter ended September 30, 2006, we are required to pay out, on a quarterly basis, no more than 95% of our funds from operations as dividends to our stockholders. For the quarter ended September 30, 2006, our dividend payout exceeded this threshold, although our lenders waived compliance with this requirement with respect to the quarter ended September 30, 2006. We anticipate that we will likely again exceed this threshold for the quarter ending December 31, 2006. If we are not in compliance with this covenant as of December 31, 2006, we will likely seek another waiver of such compliance from our lenders or seek to refinance the credit facility. In such case, if our lenders are unwilling to grant us a waiver on terms we believe are reasonable or at all, and if we are unable to secure an alternative credit facility, we may be in default on our credit facility as of December 31, 2006, which would likely have a material adverse impact on our liquidity and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted on during the three months ended September 30, 2006.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed September 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.3†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

3.4†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.1†	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed on January 19, 2006.

4.2†	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed on October 19, 2006.

10.31†	First Amendment to Amended and Restated Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of September 29, 2006, incorporated by reference to Exhibit 10.31 of the Current Report on Form 8-K (File No. 000-50363), filed on September 30, 2006.

10.32†*	Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed on July 12, 2006.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.

*	Denotes management contract, compensation plan, contract or other arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: October 31, 2006	By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer

Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed September 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.3†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

3.4†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.1†	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed on January 19, 2006.

4.2†	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed on October 19, 2006.

10.31†	First Amendment to Amended and Restated Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of September 29, 2006, incorporated by reference to Exhibit 10.31 of the Current Report on Form 8-K (File No. 000-50363), filed on September 30, 2006.

10.32†*	Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed on July 12, 2006.

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.

*	Denotes management contract, compensation plan, contract or other arrangement.