Form 10-K
period 2006-12-31
GLADSTONE COMMERCIAL CORP
filed 2007-02-27
CIK 1234006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-50363
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1521 WESTBRANCH DRIVE, SUITE 200
MCLEAN, VIRGINIA 22102
(Address of principal executive office)
(703) 287-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.001 per share	NASDAQ Global Market
7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Market
7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Market
(Title of Each Class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑.
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006, based on the closing price on that date of $18.76 on the Nasdaq National Market, was $142,680,078. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of February 23, 2007 was 8,565,264.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement relating to the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

Forward-Looking Statements
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. Such forward-looking statements can generally be identified by the use of the words “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate” or similar expressions. You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:
•	our business strategy;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition;

•	market trends;

•	estimates of our future operating expenses, including payments to our Adviser, Gladstone Management Corporation, under the terms of our advisory agreement;

•	projected capital expenditures; and

•	use of the proceeds of our credit facilities, mortgage notes payable, offerings of equity securities and other future capital resources, if any.
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

Item 1. Business
Overview
Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company,”) is a real estate investment trust, or REIT, that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. We currently own a total of 40 properties and hold one mortgage loan, which is scheduled to mature in 11 years.
We conduct substantially all of our activities, including the ownership of all of our properties, through Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003 that we refer to as our Operating Partnership. We control our Operating Partnership through our ownership of GCLP Business Trust II, a Massachusetts business trust, which is the general partner of our Operating Partnership, and of GCLP Business Trust I, a Massachusetts business trust, which currently holds all of the limited partnership units of our Operating Partnership. We expect that our Operating Partnership may issue limited partnership units from time to time in exchange for industrial and commercial real property. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time.
Our Operating Partnership is also the sole member of Gladstone Lending, LLC, which we refer to as Gladstone Lending. Gladstone Lending is a Delaware limited liability company that was formed on January 27, 2004 to hold all of our real estate mortgage loans.
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
On February 21, 2006, we acquired four office buildings located in the same business park in Champaign, Illinois from a single seller totaling 108,262 square feet. We acquired the four properties for approximately $15.1 million, including transaction costs, which was funded by a combination of borrowings from our line of credit, and the assumption of approximately $10.0 million of financing on the property. At closing, we were assigned the previously existing triple net leases with the sole tenant, which had remaining terms ranging from five to nine years at the time of assignment, and the tenant has options to extend each lease for additional periods of three years each. The leases provide for annual rents of approximately $1.3 million in 2007.

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
On September 29, 2006, we acquired three separate properties from a single seller: a 63,514 square foot industrial building in Birmingham, Alabama; a 29,472 square foot industrial building located in Montgomery, Alabama; and a 16,275 square foot industrial building located in Columbia, Missouri. These three properties were acquired for an aggregate cost of approximately $4.9 million, including transaction costs, and the purchase was funded using borrowings from our line of credit. Upon acquisition of the properties, we extended a ten year triple net lease with the tenant of each building, with four options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $0.4 million in 2007, with prescribed escalations thereafter.
On January 5, 2007, we acquired a 60,000 square foot office building in Mason, Ohio for approximately $7.9 million, including transaction costs, which was funded from cash on hand. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately six years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $0.6 million in 2007, with prescribed escalations thereafter.
On February 16, 2007, we acquired a 115,500 square foot office building in Raleigh, North Carolina for approximately $7.8 million, including transaction costs, which was funded from cash on hand. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately three years. The tenant has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $0.6 million in 2007, with prescribed escalations thereafter.

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
On November 22, 2006, through wholly-owned subsidiaries, we borrowed approximately $14.3 million pursuant to a long-term note payable from CIBC, Inc. which is collateralized by security interests in our San Antonio, Texas property, our Arlington, Texas property, and our Lexington, North Carolina property in the amounts of approximately $7.2 million, $4.2 million, and $2.9 million, respectively. The note accrues interest at a rate of 5.76% per year, and we may not repay this note until after September 1, 2016, or we would be subject to a substantial prepayment penalty. The note has a maturity date of December 1, 2016, and we used the proceeds from the note to pay down the remaining balance on our line of credit.
On December 22, 2006, through wholly-owned subsidiaries, we borrowed approximately $21.8 million pursuant to a long-term note payable from CIBC, Inc. which is collateralized by security interests in our Burnsville, Minnesota property, our Newburyport, Massachusetts property and our Toledo, Ohio property in the amounts of approximately $12.0 million, $6.8 million, and $3.0 million, respectively. The note accrues interest at a rate of 5.79% per year, and we may not repay this note until after October 1, 2016, or we would be subject to a substantial prepayment penalty. The note has a maturity date of January 1, 2017, and we intend to use the proceeds from the note for future acquisitions.
On February 8, 2007, through wholly-owned subsidiaries, we borrowed approximately $13.8 million pursuant to a long-term note payable from KeyBank National Association which is collateralized by security interests in our Austin, Texas property, our Richmond, Virginia property and our Baytown, Texas property in the amounts of approximately $6.5 million, $5.3 million and $2.0 million, respectively. The note accrues interest at a rate of 6.0% per year. The note has a maturity date of March 1, 2017, although we may repay this note with 60 days notice to KeyBank, but would be subject to a substantial prepayment penalty. We intend to use the proceeds from the note for future acquisitions.

Preferred Stock Financings
On January 18, 2006, we completed a public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, or Series A Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.7 million and were used to repay outstanding indebtedness under our line of credit. The Series A Preferred Stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities. The closing of the offering took place on January 26, 2006, and the Series A Preferred Stock is traded on The Nasdaq Global Market under the trading symbol “GOODP.”
On October 18, 2006, we completed a public offering of 1,150,000 shares of 7.5% Series B Cumulative Redeemable Preferred Stock, or Series B Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated October 18, 2006. The shares sold in the offering included the full exercise of a 150,000 share over-allotment option by the underwriters. Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $27.4 million and the net proceeds were used to repay outstanding indebtedness under our line of credit. The Series B Preferred Stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after October 31, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities. The closing of the offering occurred on October 25, 2006, and the Series B Preferred Stock is traded on The Nasdaq Global Market under the trading symbol “GOODO.”
Properties Sold
On July 21, 2006, we sold our two Canadian properties for approximately $6.9 million, for a gain on the sale of approximately $1.4 million. We paid approximately $315,000 in taxes related to the gain on the sale, although the actual amount of taxes due will not be finalized until 2006 tax returns are filed. We have been advised that the actual amount of taxes should be approximately $235,000, or $80,000 less than what was paid at closing, subject to final adjustments and federal (Canadian) tax return review. The mortgages associated with the Canadian properties were assumed by the buyer at closing.
Acquisition of Building in Satisfaction of Mortgage Loan
In August 2006, we ceased accruing revenues on our mortgage loan secured by an industrial property in Sterling Heights, Michigan due to non-payment. We also placed the borrower in default and began pursuing available remedies under its mortgage, including instituting foreclosure proceedings on the property. We obtained an independent appraisal on the security which indicated a fair value in excess of the outstanding principal balance and accrued, non-default interest due under the mortgage loan at the time of default. As a result of the fair value indicated in the appraisal, we determined that the loan was not impaired and a writedown was unnecessary. At the foreclosure sale on September 22, 2006, we were the successful bidder. We accounted for the asset received as if the asset had been acquired for cash and recorded the real estate asset at approximately $11.3 million on that date, which equaled the outstanding principal balance and accrued, non-default interest due under the mortgage loan to us. Under Michigan law, the borrower had six months from the date of foreclosure to redeem ownership of the property in exchange for payment of the bid amount plus certain other expenditures. As part of the resolution of our claims against the borrower and tenant, the borrower formally waived its right of redemption and permitted us to take immediate possession of the property so that it could be leased to a new tenant. On October 20, 2006, the original borrower with respect to the property waived its right of redemption to reacquire the property, confirming our ownership of the property. We simultaneously executed a ten year, triple net lease with the new tenant, with one option to extend the lease for an additional period of five years. The lease also has a provision whereby the new tenant may purchase the property from us within the first lease year for $11.3 million, or in the second lease year for $11.6 million. The lease provides for annual rents of approximately $1.1 million in 2007, with prescribed escalations thereafter. We also pursued our claims against the borrower for the deficiency relating to default interest, expenses and prepayment fees of approximately $650,000. We also pursued such deficiency claims against the owner and its affiliated tenant who had filed bankruptcy and collected approximately $655,000 from the tenant and borrower, recovering all of our claims against the borrower in full.
Our Investment Objectives and Our Strategy
Our principal investment objectives are to generate income from rental properties and, to a lesser extent, mortgage loans, which we use to fund our continuing operations and to pay out monthly cash distributions to our stockholders. We will seek to grow the distribution to stockholders over time, and to increase the value of our common stock. Our primary strategy to achieve our investment objectives is to invest in and own a diversified portfolio of leased industrial, commercial and retail real estate that we believe will produce stable cash flow and increase in value. We expect to sell some of our real estate assets from time to time when our external adviser, Gladstone Management Corporation, which we refer to as our Adviser, determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing commercial or industrial real estate, which loans may have some form of equity participation. Additionally, we may purchase mortgage-backed securities, including mortgage pass-through certificates, collateralized mortgage obligations and other securities representing interests in or obligations backed by pools of mortgage loans.
Our strategy includes the use of leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. We are not limited with respect to the amount of leverage that we may use for the acquisition of any specific property. We intend to use non-recourse mortgage financing that will allow us to limit our loss exposure on any property to the amount of equity invested in such property. In December 2006, we entered into an agreement with a syndicate of banks for a short-term line of credit of $75 million.
Investment Policies and Policies with Respect to Certain Activities
Types of Investments
Overview
We intend that substantially all of our investments will be income-producing real property or, to a lesser extent, mortgage loans secured by real property. We expect that the vast majority of our investments will be structured as net leases, but if a net lease would have an adverse impact on a potential tenant, or would otherwise be inappropriate for us, we may structure our investment as a mortgage loan. Investments are not restricted as to geographical areas, but we expect that most of our investments in real estate will be made within the continental United States. Some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio. Our stockholders are not afforded the opportunity to evaluate the economic merits of our investments or the terms of any dispositions of properties. See “Risk Factors—Our success depends on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.”
We anticipate that we will make substantially all of our investments through our Operating Partnership and Gladstone Lending. Our Operating Partnership and Gladstone Lending may acquire interests in real property or mortgage loans in exchange for the issuance of limited partnership units, for cash or through a combination of both. Units issued by our Operating Partnership will be redeemable for cash or, at our election, shares of our common stock on a one-for-one basis at any time. However, we may in the future also conduct some of our business and hold some of our interests in real properties or mortgage loans through one or more wholly owned subsidiaries, each classified as a qualified REIT subsidiary, or QRS.

Property Acquisitions and Net Leasing
While we had originally anticipated that a majority of the properties we purchased would be acquired from companies that would simultaneously lease the properties back from us, to date a majority of our properties have been purchased from owners that have leased their properties to non-affiliated tenants. While we have engaged in some transactions with tenants who want to consummate sale-leaseback transactions, we do not anticipate that this will become the dominant portion of our portfolio. We expect that some of our sale-leaseback transactions will be in conjunction with acquisitions, recapitalizations or other corporate transactions affecting our tenants. In these transactions, we may act as one of several sources of financing for these transactions by purchasing one or more properties from the tenant and by net leasing it to the tenant or its successor in interest. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors-Highly leveraged tenants or borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.”
In some circumstances, we have granted tenants an option to purchase the leased property, and we anticipate granting these options to select tenants in the future. In these cases, we generally seek to fix the option purchase price at the greater of our purchase price for the property and the fair market value of the property at the time the option is exercised.
Our portfolio consists primarily of single-tenant commercial and industrial real property, and we anticipate that this will be the case for the foreseeable future. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. In most cases, our leases will be “triple net leases” that require the tenant to pay all the operating costs, costs of maintenance, insurance and real estate taxes on the property. We seek to obtain lease terms of approximately 10 to 15 years with built in rental increases.
Investments in Mortgage Loans
Although we expect such investments to be made sparingly, we may elect to structure our investment in a particular property as a mortgage loan secured by the property in situations where a standard net lease transaction would have an adverse impact on the seller of a property or would otherwise be inappropriate for us. We anticipate that most of our lending transactions will be loans secured by industrial or commercial property. Our Adviser will attempt to structure mortgage loans in a manner that would provide us with current income substantially similar to that which we could expect to receive had the investment been structured as a net lease transaction.
To the extent that we invest in mortgage loans, we will generally originate those loans. However, we may also purchase mortgage loans from other lenders if such transactions are consistent with our investment objectives. Our Adviser will service the mortgage loans in our portfolio by monitoring the collection of monthly principal and interest payments on our behalf. From time to time, we may sell mortgage loans that we hold to third parties.
Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions
We consider underwriting the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the most important aspects of making an investment. Evaluating the creditworthiness of the tenant or borrower and its ability to generate sufficient cash flow to make payments to us pursuant to the lease or the mortgage loan is the most important aspect of our underwriting procedures. In analyzing potential acquisitions of properties, our Adviser reviews all aspects of the potential transaction including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•	Credit Evaluation. Our Adviser evaluates each potential tenant for its creditworthiness, considering factors such as management experience, industry position and fundamentals, operating history and capital structure. A prospective tenant that is deemed creditworthy does not necessarily mean that we will consider the tenant’s property to be “investment grade.” Our Adviser will seek tenants that are small or medium-sized businesses that may be owned by private equity buyout funds. Our Adviser’s investment professionals have substantial experience in locating and financing these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit does improve, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant is normally a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant and case by case basis. Therefore, general standards for creditworthiness cannot be applied.

•	Leases with Increasing Rent. Our Adviser seeks to include a clause in each lease that provides for annual rent escalations over the term of the lease. These increases will generally be fixed or tied to increases in indices such as the consumer price index.

•	Diversification. Our Adviser attempts to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic region.

•	Property Valuation. The business prospects for the tenant and the financial strength of the tenant are an important aspect of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require quarterly unaudited and annual audited financial statements of the tenant in order to continuously monitor the financial performance of the property. On a quarterly basis we evaluate the financial capability of the tenant and its ability to perform per the terms of the lease. We may also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. We then compute the value of the property based on historical and projected operating results. We generally limit our property acquisition cost or value to between $3 million and $30 million.

•	Properties Important to Tenant Operations. Our Adviser generally seeks to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better protection in the event a tenant becomes bankrupt, since leases on properties essential or important to the operations of a bankrupt tenant are typically less likely to be rejected in the bankruptcy or otherwise terminated.

•	Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. We generally also seek covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•	Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate parent. We believe that this type of credit enhancement, if obtained, provides us with additional financial security.

•	Appraisals. Each property that we propose to purchase will be appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the tenant’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property, if we resell the property in the future, may be greater or less than its appraised value.
Underwriting of the Real Estate and Due Diligence Process
In addition to underwriting the tenant or borrower, we also underwrite the real estate to be acquired or secured by one of our mortgages. On our behalf, our Adviser performs a due diligence review with respect to each property, such as evaluating the physical condition of a property, zoning and site requirements to ensure the property is in conformance with all zoning regulations as well as and an environmental site assessment, in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition, although there can be no assurance that hazardous substances or wastes (as defined by present or future federal or state laws or regulations) will not be discovered on the property after we acquire it. See “Risk Factors-Potential liability for environmental matters could adversely affect our financial condition.”
Our Adviser also reviews the structural soundness of the improvements on the property and may engage a structural engineer to review all aspects of the structures in order to determine the longevity of each building on the property. This review normally also includes the components of each building, such as the roof, the electrical wiring, the heating and air-conditioning system, the plumbing, parking lot, and various other aspects such as compliance with state and federal building codes.
Our Adviser also physically inspects the real estate and surrounding real estate as part of determining the value of the real estate. All of our Adviser’s due diligence is aimed at arriving at a valuation of the real estate under the assumption that it was not rented to the tenant we are considering. As part of this process, our Adviser may consider one or more of the following items:
•	The comparable value of similar real estate in the same general area of the prospective property. In this regard, comparable property is hard to define since each piece of real estate has its own distinct characteristics. But to the extent possible, comparable property in the area that has sold or is for sale will be used to determine if the price being paid for the property is reasonable. The question of comparable properties’ sale prices is particularly relevant if a property might be sold by us at a later date.

•	The comparable real estate rental rates for similar properties in the same area of the prospective property.

•	Alternative property uses that may offer higher value.

•	The cost of replacing the property if it were to be sold.

•	The assessed value as determined by the local real estate taxing authority.

In addition, our Adviser supplements its valuation with a real estate appraisal in connection with each investment that we consider. When appropriate, our Adviser may engage experts to undertake some or all of the due diligence efforts described above.
Additional Investment Considerations
Terms of Mortgage Loans
Some of the mortgage loans that we may make, purchase or otherwise acquire in the future, in addition to providing for base interest at a fixed or variable rate, may allow us to participate in the economic benefits of any increase in the value of the property securing repayment of the loan as though we were an equity owner of a portion of the property. In addition, it is possible that participation may take other forms where our Adviser deems participation available or otherwise appropriate, provided that such participation does not jeopardize our REIT tax status. The form and extent of our participation, if any, will vary with each transaction depending on factors such as credit support provided by the borrower, the interest rate on our mortgage loans and the anticipated and actual cash flow from the underlying real property. Our mortgage loans may include first mortgage loans, leasehold mortgage loans or conventional mortgage loans without equity enhancements.
Except as described below, any mortgage loan in our portfolio will generally be secured by real property with a demonstrable income-producing potential as well as a security interest in personal or mixed property connected with the real property.
In the event that we make or invest in a mortgage loan, we will generally require a mortgagee’s title insurance policy or commitment as to the lien priority of a mortgage or the condition of title in connection with each mortgage loan. We also may obtain an independent appraisal for underlying real property, that our Adviser may consider when determining whether or not to make or invest in a particular mortgage loan. In making mortgage loans that, when combined with existing loans that are on a parity with or senior to our mortgage loan, exceed 85% of the appraised value of any underlying real property, our Adviser considers additional underwriting criteria such as the net worth of the borrower, the borrower’s credit rating, if any, the anticipated cash flow of the borrower, any additional collateral or other credit enhancements provided by the borrower or its affiliates and other factors our Adviser deems appropriate. Where we think it is appropriate we may make mortgage loans that are subordinated to a first mortgage on a property. For example, if the property is subject to an economic development loan as a first mortgage at a particularly low interest rate, we may make a second mortgage loan on the property. However, we will not make a second mortgage loan on any property that we would not consider owning, subject to the existing senior financing, and leasing to the tenant.
From time to time, we may purchase mortgage loans, including loans being sold at a discount, from banks and other financial institutions if the subject property otherwise satisfies our underwriting criteria.
Other Investments
We may invest up to an aggregate of 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” “Equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other equity interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant, and we will not acquire equity interests in any entity other than in connection with a lease or mortgage loan transaction. We anticipate that equity interests will not exceed 5% of our net equity in the aggregate, and we will not make any such investment in equity interests if such investment would adversely affect our qualification as a REIT for tax purposes. To the extent that we hold equity interests in tenants or borrowers, we anticipate that they will generally be “restricted securities” as defined in Rule 144 under the Securities Act of 1933. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held any such securities for two years. The issuer of equity interests in which we invest may never register these interests under the federal securities laws, since any decision of an issuer to register its securities may depend on any number of factors, including the success of its operations.

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
If at any time the character of our investments would cause us to be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, which we refer to as the 1940 Act, we will take the necessary action to ensure that we are not deemed to be an “investment company.” Our Adviser will continually review our investment activity and the composition of our portfolio to ensure that we do not come within the application of the 1940 Act. If we were to be deemed an investment company under the 1940 Act, it would result in penalties and substantial additional operating costs.
Our working capital and other reserves are invested in permitted temporary investments. Our Adviser evaluates the relative risks and rates of return, our cash needs and other appropriate considerations when making short-term investments on our behalf. The rates of return of permitted temporary investments may be less than or greater than would be obtainable from real estate investments.
Qualified REIT Subsidiaries
While we intend to conduct substantially all of our activities through our Operating Partnership and Gladstone Lending, we may also form one or more wholly-owned qualified REIT subsidiaries, or QRSs, to purchase properties. These QRSs would be formed for the sole purpose of acquiring a specific property or properties located in one or more states and would have organizational documents:
•	that are substantially similar in all relevant ways to our organizational documents; and

•	that comply with all applicable state securities laws and regulations.

Joint Ventures
In the future, we may enter into joint ventures, partnerships and other mutual arrangements with real estate developers, property owners and others for the purpose of obtaining an equity interest in a property in accordance with our investment policies. Joint venture investments could permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a joint venture to make an investment that we would not otherwise be permitted to make on our own. We expect that in any joint venture the cost of structuring joint investments would be shared ratably by us and the other participating investors.
Use of Leverage
Non-recourse financing
Our current strategy is to use long-term borrowings as a financing mechanism in amounts that we believe will maximize the return to our stockholders. Currently, all of our long-term mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower and, as a result, the lender generally may look only to the property securing the debt for satisfaction of the debt. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and there may be circumstances where lenders have recourse to our other assets. There is no limitation on the amount we may borrow against any single investment property.
We believe that, by operating on a leveraged basis, we will have more funds available and, therefore, will make more investments than would otherwise be possible if we operated on a non-leveraged basis. We believe that this will result in a more diversified portfolio. We may refinance properties during the term of a loan when we believe it is advantageous.
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
Securitization
In the future, we may use securitization as an additional method of borrowing. In a securitization, our Operating Partnership would contribute certain of our assets to a special purpose entity, or SPE, and the SPE would issue one or more series of security interests or tranches in the SPE. We would seek to have some or all of the tranches of investment certificates rated by nationally recognized securities ratings agencies and would offer and sell the investment certificates, primarily to institutional investors. Depending on the circumstances specific to any such transaction, these types of transactions may be accounted for as financings or sales. The funds received from the sale of investment certificates would be remitted back to our Operating Partnership to be used to acquire additional properties, to make additional mortgage loans or to repay existing debt. There can be no assurance that we will be able to utilize this financing technique in the future.

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
Holding Period for and Sale of Investments; Reinvestment of Sale Proceeds
We intend to hold each property we acquire for an extended period. However, circumstances might arise which could result in the early sale of some properties if, in the judgment of our Adviser, the sale of the property is in the best interest of us and our stockholders.
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
Investment Limitations
There are numerous limitations on the manner in which we may invest our funds, which unless otherwise noted below, may be amended or waived by the Board of Directors at anytime. The Board of Directors has adopted a policy that we will not:
•	invest in real property owned by our Adviser, any of its affiliates or any business in which our Adviser or any of its affiliates have invested except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as Gladstone Capital Corporation, or Gladstone Investment Corporation and entities advised by our Adviser so long as that entity does not control the portfolio company (this policy may not be changed without the approval of our stockholders);

•	invest in commodities or commodity futures contracts, with this limitation not being applicable to futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in properties and making mortgage loans;

•	invest in contracts for the sale of real estate unless the contract is appropriately recorded in the chain of title;

•	invest in any individual property with a cost in excess of 20% of our total assets at the time of investment;

•	make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets. “Unimproved real property” is property which has the following three characteristics:
o	the property was not acquired for the purpose of producing rental or other operating income;

o	no development or construction is in process on the property; and

o	no development or construction on the property is planned in good faith to commence on the property within one year of acquisition;
•	issue equity securities on a deferred payment basis or other similar arrangement;

•	issue debt securities in the absence of adequate cash flow to cover debt service;

•	issue “redeemable securities” as defined in Section 2(a)(32) of the 1940 Act;

•	grant warrants or options to purchase shares of our stock to our Adviser or its affiliates;

•	engage in trading, as compared with investment activities, or engage in the business of underwriting, or the agency distribution of, securities issued by other persons;

•	acquire securities in any company holding investments or engaging in activities prohibited in the foregoing clauses; or

•	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our affiliates.
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
Future Revisions in Policies and Strategies
Our independent directors review our investment policies at least annually to evaluate whether they are in the best interest of us and our stockholders. Our investment policies also may vary as new investment techniques are developed. Our investment procedures, objectives and policies, except as otherwise provided in our bylaws or articles of incorporation, may be altered by a majority of our directors (including a majority of our independent directors) without the approval of our stockholders, to the extent that our board of directors determines that such modification is in the best interest of our stockholders. Among other factors, developments in the market which affect the policies and strategies described in this report or which change our assessment of the market may cause our board of directors to revise our investment policies and strategies.
Our Adviser and Administrator
Our business is managed by our Adviser, Gladstone Management Corporation. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We have entered into an advisory agreement with our Adviser under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. Prior to entering into the advisory agreement with us, our Adviser conducted only limited operations and had not engaged in any real estate investing activities. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC, or the Administrator, which employs our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs.
David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser. Terry Lee Brubaker, our president, secretary and chief operating officer and a member of our board of directors, also serves as vice chairman and chief operating officer of our Adviser. George Stelljes III, our executive vice president and chief investment officer, is a member of the board of directors of our Adviser and its president and chief investment officer. Harry Brill, our chief financial officer, serves in the same capacities for our Adviser.
Our Adviser maintains an investment committee that approves each of our investments. This investment committee is comprised of Messrs. Gladstone, Brubaker and Stelljes. We believe that our Adviser’s investment committee review process gives us a unique competitive advantage over other commercial and industrial REITs because of the substantial experience and perspective that the members possess in evaluating the blend of corporate credit, real estate and lease terms that combine to provide an acceptable risk for our investments.

Our Adviser’s board of directors has empowered its investment committee to authorize and approve our investments, subject to the terms of the advisory agreement. Before we acquire any property, the transaction is reviewed by our Adviser’s investment committee to ensure that, in its view, the proposed transaction satisfies our investment criteria and is within our investment policies. Approval by our Adviser’s investment committee is generally the final step in the property acquisition approval process, although the separate approval of our board of directors is required in certain circumstances described below. For further detail on this process, please see – “ Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions.”
Our Adviser’s executive offices are located at 1521 Westbranch Drive, Suite 200, McLean, Virginia 22102.
Investment Advisory and Administration Agreements
Many of the services performed by our Adviser and Administrator in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions which our Adviser and Administrator perform for us pursuant to the terms of the advisory and administration agreements, respectively, but it is not intended to include all of the services which may be provided to us by third parties.
Investment Advisory Agreements
Since inception, we have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser has directly employed all of our personnel and paid its payroll, benefits, and general expenses directly. Our initial investment advisory agreement with our Adviser was in place from February 13, 2003, inception, through December 31, 2006, which we refer to as the Initial Advisory Agreement. On January 1, 2007, we entered into an amended and restated investment advisory agreement with our Adviser, which we refer to as the Amended Advisory Agreement, and an administration agreement, which we refer to as the Administration Agreement, with our Administrator. Our Board of Directors proposed the Amended Advisory Agreement to stockholders in order to provide what it considers to be more appropriate incentives to reward fund management, and our stockholders approved each of these agreements on May 24, 2006. The management services and fees in effect under the Initial and Amended Advisory Agreements are described below.
Under the terms of the Initial Advisory Agreement and the new Amended Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, interest on our short-term debt and our mortgages, tax preparation, directors and officers insurance, stock transfer services, shareholder related fees, consulting and related fees. All of these charges are incurred directly by us rather than by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). In the event that any of these expenses are incurred on our behalf by our Adviser, we are required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the years ended December 31, 2006, 2005, and 2004, we passed all such fees along to our tenants, and accordingly we did not incur any such fees during these periods. Accordingly, we did not make any reimbursements to our Adviser for these amounts. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time. We do not presently expect that our Adviser will incur any of these fees on our behalf.

Management services and fees under the Initial Advisory Agreement
Pursuant to the Initial Advisory Agreement, the following sets forth the type and amounts paid to our Adviser in connection with its operation of our business. While we believed that these payments were no less favorable than we could have obtained from negotiating with an unaffiliated third party at arm’s-length, these payments have not been determined through arm’s-length bargaining.
We were required to reimburse our Adviser for our pro rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters.
We were also required to reimburse our Adviser for our pro rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above, which we refer to as overhead expenses, equal to the total overhead expenses of our Adviser, multiplied by the ratio of hours worked by our Adviser’s employees on our projects to the total hours worked by our Adviser’s employees. However, we were only required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimbursed to our Adviser was less than 2.0% of our average invested assets for the year. Additionally, we were only required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year. Our Adviser billed us on a monthly basis for these amounts. Our Adviser was required to reimburse us annually for the amount by which amounts billed to and paid by us exceed this 2.0% limit during a given year. The amounts never exceeded the 2.0% limit, and we never received reimbursement.
Management services and fees under the Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, or FFO. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. Our Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of our pre-incentive fee FFO. Our Adviser will also receive an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875%. Under the Administration Agreement, we will pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including but not limited to rent, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs.
The incentive fee was put in effect in place of our 2003 Equity Incentive Plan, which we refer to as the 2003 Plan. In connection with the approval of the Amended Advisory and Administration Agreements, and pursuant to the approval of our Board of Directors on July 11, 2006, on July 12, 2006, we accelerated in full the vesting of all outstanding options under the 2003 Plan, resulting in the acceleration of 35,000 unvested options. Also on July 12, 2006, we filed a Schedule TO and related documentation with the Securities and Exchange Commission, or SEC, which described an offer to all then outstanding option holders to accelerate the expiration date of all of their outstanding options under the 2003 Plan to December 31, 2006, or the Offer. The Offer was conditional upon its acceptance by all option holders on or before its expiration on August 31, 2006, and all option holders accepted the Offer prior to that date. All outstanding options under the 2003 Plan were amended to expire on December 31, 2006. Upon the effectiveness of the Amended Advisory Agreement and Administration Agreement on January 1, 2007, the Initial Advisory Agreement was terminated.

Adviser Duties and Authority under the Advisory Agreement
Under the terms of the advisory agreement, our Adviser is required to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In performing its duties, our Adviser, either directly or indirectly by engaging an affiliate:
•	finds, evaluates, and enters into contracts to purchase real estate and make mortgage loans on our behalf in compliance with our investment procedures, objectives and policies, subject to approval of our board of directors, where required;

•	provides advice to us and acts on our behalf with respect to the negotiation, acquisition, financing, refinancing, holding, leasing and disposition of real estate investments;

•	takes the actions and obtains the services necessary to effect the negotiation, acquisition, financing, refinancing, holding, leasing and disposition of real estate investments; and

•	provides day-to-day management of our business activities and other administrative services for us as requested by our board of directors.
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
Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser to Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly traded business development companies affiliated with us, and Gladstone Land Corporation, a privately held company affiliated with David Gladstone, our chairman and chief executive officer. However, under the advisory agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The advisory agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the advisory agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us. Either we or our Adviser may assign or transfer the advisory agreement to a successor entity.

Employees
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Amended Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that 25-30 full time employees of our Adviser or our Administrator will spend substantial time on our matters during calendar year 2007. We anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase as we acquire more investments.
Effective January 1, 2007, with our entrance into the Amended Advisory Agreement and Administration Agreements, accounting and compliance services are provided by the same individuals who previously provided these services to us, however, these individuals now provide these services to us through our Administrator pursuant to the Administration Agreement. All other services continue to be performed by the same individuals under the Amended Advisory Agreement.
As of December 31, 2006, our Adviser and our Administrator collectively had 45 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of
Individuals	Functional Area
6	Executive Management

31	Investment Management, Portfolio Management and Due Diligence

8	Administration, Accounting, Compliance, Human Resources and Treasury
Competition
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

Item 1A. Risk Factors
An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.
Real estate industry risks
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
Risks related to our tenants, borrowers and properties
Highly leveraged tenants or borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.
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
Many of our tenants are small and medium size businesses, which exposes us to additional risks unique to these entities.
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
Our real estate investments may include special use and single or multi-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.
We focus our investments on commercial, industrial and retail properties, a number of which include manufacturing facilities, special use storage or warehouse facilities and special use single or multi-tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed.

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
Our purchase of industrial, commercial and retail properties subjects us to the risk of liabilities under federal, state and local environmental laws. Some of these laws could subject us to:
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
We obtain environmental site assessments, or ESAs, on all of our properties at the time of acquisition. The ESAs are intended to identify potential environmental contamination. The ESAs include a historical review of the property, a review of certain public records, a preliminary investigation of the site and surrounding properties, screening for the presence of hazardous substances and underground storage tanks, and the preparation and issuance of a written report.
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

Risks related to our Adviser
We are dependent upon our key management personnel, who are employed by our Adviser, for our future success, particularly David Gladstone, Terry Lee Brubaker and George Stelljes III.
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
Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our Adviser in evaluating potential investments, selecting and negotiating property purchases and dispositions and mortgage loans, selecting tenants and borrowers, setting lease or mortgage loan terms and determining financing arrangements. Accomplishing these objectives on a cost-effective basis is largely a function of our Adviser’s marketing capabilities, management of the investment process, ability to provide competent, attentive and efficient services and our access to financing sources on acceptable terms. Our stockholders have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments and must rely entirely on the analytical and management abilities of our Adviser and the oversight of our board of directors. If our Adviser or our board of directors makes inadvisable investment or management decisions, our operations could be materially adversely impacted. As we grow, our Adviser may be required to hire, train, supervise and manage new employees. Our Adviser’s failure to effectively manage our future growth could have a material adverse effect on our business, financial condition and results of operations.
We may have conflicts of interest with our Adviser and other affiliates.
Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our advisory agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including Gladstone Capital Corporation, Gladstone Investment Corporation and Gladstone Land Corporation, an entity affiliated with our chairman David Gladstone. Moreover, all of our officers and directors are also officers and directors of Gladstone Capital Corporation and Gladstone Investment Corporation, which actively make loans to and invest in small and medium-sized companies. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and with Gladstone Capital and Gladstone Investment, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Investment, Gladstone Land and their affiliates in other activities that may conflict with our business. Examples of these potential conflicts include:
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
On January 1, 2007, the Amended Advisory Agreement became effective and entitled our Adviser to incentive compensation based on our FFO, which rewards the Adviser if our quarterly FFO (before giving effect to any incentive fee) exceeds 1.75% (7% annualized) of our total stockholders’ equity (less the recorded value of any preferred stock). Our pre-incentive fee FFO for incentive compensation purposes excludes the effect of any unrealized gains, losses or other items that do not affect realized net income that we may incur in the fiscal quarter, even if such losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if we incur a net loss for that quarter.
Financing Risks
Our business strategy relies heavily on external financing, which may expose us to risks associated with leverage such as restrictions on additional borrowing and payment of distributions, risks associated with balloon payments, and risk of loss of our equity upon foreclosure.
Our current business strategy involves the use of leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. If the income generated by our properties and other assets fails to cover our debt service, we could be forced to reduce or eliminate distributions to our stockholders and may experience losses. We may borrow on a secured or unsecured basis.
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

We intend to acquire additional properties by using our $75 million short-term line of credit and by continuing to seek long-term financing, where we will borrow all or a portion of the purchase price of a potential acquisition and securing the loan with a mortgage on some or all of our existing real property. To date we have obtained approximately $168 million in long-term financing, which we have used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. We currently have one variable rate loan, certain of our leases contain escalations based on market interest rates, and the interest rate on our existing line of credit is variable. We mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments. A significant change in interest rates could have an adverse impact on the results of our operations. To date we have not entered into any derivative contracts, however certain of our mortgage loans and properties have embedded derivatives in the form of interest rate floors and ceilings.
Risks of being a REIT
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
If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce the funds available for distribution to you because:
•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income, we would be subject to federal income tax at regular corporate rates and we might need to borrow money or sell assets in order to pay any such tax;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we would be prevented from re-qualifying to be taxed as a REIT for the four taxable years following the year during which we ceased to qualify.

In addition, if we fail to qualify as a REIT, all distributions to stockholders would be subject to tax to the extent of our current and accumulated earnings and profits, provided, that the federal income tax rate on the taxable portion of such distributions is limited to 15% through 2008. If we were taxed as a regular corporation, corporate distributees might be eligible for the dividends received deduction, but we would not be required to make distributions to stockholders.
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

Other Risks
We are subject to restrictions that may discourage a change of control. Certain provisions contained in our articles of incorporation and Maryland law may prohibit or restrict a change of control.
•	Our articles of incorporation prohibit ownership of more than 9.8% of the outstanding shares of our capital stock by one person. This restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.

•	Our board of directors are divided into three classes, with the term of the directors in each class expiring every third year. At each annual meeting of stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. After election, a director may only be removed by our stockholders for cause. Election of directors for staggered terms with limited rights to remove directors makes it more difficult for a hostile bidder to acquire control of us. The existence of this provision may negatively impact the price of our securities and may discourage third-party bids to acquire our securities. This provision may reduce any premiums paid to stockholders in a change in control transaction.

•	Certain provisions of Maryland law applicable to us prohibit business combinations with:
o	any person who beneficially owns 10% or more of the voting power of our common stock, referred to as an “interested stockholder;”

o	an affiliate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

o	an affiliate of an interested stockholder.
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
Market conditions could adversely affect the market price and trading volume of our securities.
The market price of our common and preferred stock may be highly volatile and subject to wide fluctuations and the trading volume in our common and preferred stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some market conditions that could negatively affect our share price or result in fluctuations in the price or trading volume of our securities include:
•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•	significant volatility in the market price and trading volume of shares of REITs, real estate companies or other companies in our sector, which is not necessarily related to the performance of those companies;

•	price and volume fluctuations in the stock market as a result of terrorist attacks, or speculation regarding future terrorist attacks, in the United States or abroad;

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or the publication of research reports about us or the real estate industry generally;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	changes in regulatory policies or tax guidelines, particularly with respect to REITs; and

•	Investor confidence in the stock market;
Shares of common stock eligible for future sale may have adverse effects on our share price.
We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock (including shares of common stock issuable upon the conversion of units of our operating partnership that we may issue from time to time), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.
An increase in market interest rates may have an adverse effect on the market price of our securities.
One of the factors that investors may consider in deciding whether to buy or sell our common stock or preferred stock is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution yield on our securities or seek securities paying higher dividends or interest. The market price of our securities likely will be based primarily on the earnings that we derive from rental income with respect to our properties, interest earned on our mortgage loans and our related distributions to stockholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our securities, and such effects could be significant. For instance, if interest rates rise without a corresponding increase in our distribution rate, the market price of our common stock could decrease because potential investors may require a higher distribution yield on our common stock as market rates on interest-bearing securities, such as bonds, rise. Additionally, because both our Series A and Series B Preferred Stock is entitled to receive dividends at a fixed rate, any increase in interest rates is likely to result in a decrease in the market price of our Series A and Series B Preferred Stock.
Legislative or regulatory action could adversely affect investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal and state income tax laws applicable to investments in REIT shares. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our properties.
If our Operating Partnership fails to maintain its status as a partnership or other form of pass-through entity for federal income tax purposes, its income may be subject to taxation.

As we hold all of the ownership interests in our Operating Partnership, it is currently disregarded for income tax purposes. We intend that it will qualify as a partnership for income tax purposes upon the admission of additional partners; however, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This could also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2006, we owned 38 properties of which the details are outlined in the table below:

						Total Annualized	Total Annualized
			Rentable		Total Rental Revenue	Rental Revenue for the	Rental Revenue	Year
	Year Built/		Square		for the Year Ended	Year Ended	per Occupied	of Lease
Property	Improvements	Date of Purchase	Feet	Occupancy	December 31,2006	December 31, 2006 (1)	Square Foot (2)	Expiration
208 South Rogers Lane
(Raleigh NC)	1997	12/23/2003	58,926	100%	$558,505	558,505	$9.48	2010

3874 Highland Park NW (Canton, OH)	1994	1/30/2004	54,018	100%	$399,449	399,449	$7.39	2014

260 Springside Drive (Akron, OH)	1968/1999	4/29/2004	83,891	100%	$1,077,943	1,077,943	$12.85	2009/2015

5815 Westpark Drive (Charlotte, NC)	1984/1995	6/30/2004	64,500	100%	$936,901	936,901	$14.53	2019

171 Great Oak Drive (Canton, NC)	1998	7/6/2004	228,000	100%	$600,145	600,145	$2.63	2024

Rt. 219, Tax Parcel No. 33-251-0246, (Snyder Township, PA)	1991	8/5/2004	290,000	100%	$870,000	870,000	$3.00	2014

9698 Old US Hwy. 52 (Lexington, NC)	1986	8/5/2004	154,000	100%	$397,324	397,324	$2.58	2014

9100 Highway 290 East (Austin, TX)	2001	9/16/2004	51,933	100%	$751,333	751,333	$14.47	2015

3701 E. Virginia Beach Blvd (Norfolk, VA)	1967	10/15/2004	25,797	100%	$103,501	103,501	$4.01	2021

13 Industrial Park Drive (Mt. Pocono, PA)	1995-1999	10/15/2004	223,275	100%	$628,904	628,904	$2.82	2021

6550 First Park Ten Boulevard (San Antonio, TX)	1999	2/10/2005	60,245	100%	$769,793	769,793	$12.78	2014

4630 Journal Street (Columbus, OH)	1995	2/10/2005	39,000	100%	$308,105	308,105	$7.90	2015

199 Sing Sing Road (Big Flats, NY)	2001	4/15/2005	120,000	100%	$644,252	644,252	$5.37	2013

2525 North Woodlawn Avenue (Wichita, KS)	2000	5/18/2005	69,287	100%	$1,109,217	1,109,217	$16.01	2012

725 & 737 Great Southwest Pkwy (Arlington, TX)	1966	5/26/2005	64,000	100%	$624,335	624,335	$9.76	2013

4032 Linden Avenue (Dayton, OH)	1956	6/30/2005	59,894	100%	$264,865	264,865	$4.42	2018

81 Corbett Way (Eatontown, NJ)	1991	7/7/2005	30,268	100%	$536,324	536,324	$17.72	2011

17 & 20 Veronica Avenue (Franklin Township, NJ)	1978	7/11/2005	183,000	100%	$1,038,514	1,038,514	$5.67	2020

150 & 170 Ridgeview Center Drive (Duncan, SC)	1984/2001	7/14/2005	278,020	100%	$2,050,111	2,050,111	$7.37	2011

5656 Campus Parkway (St Louis, MO)	1977	8/5/2005	51,155	100%	$289,928	289,928	$5.67	2012

914 Wohlert Street (Angola, IN)	1982	9/2/2005	52,080	100%	$130,563	130,563	$2.51	2020

Item. Properties (Continued)

						Total Annualized	Total Annualized
			Rentable		Total Rental Revenue	Rental Revenue for the	Rental Revenue	Year of
	Year Built/		Square		for the Year Ended	Year Ended	per Occupied	Lease
Property	Improvements	Date of Purchase	Feet	Occupancy	December 31,2006	December 31, 2006 (1)	Square Foot (2)	Expiration
800 Growth Parkway (Angola, IN)	1998	9/2/2005	50,000	100%	$130,563	130,563	$2.61	2020

802 East 11th Street (Rock Falls, IL)	1988	9/2/2005	52,000	100%	$130,563	130,563	$2.51	2020

2 Opportunity Way (Newburyport, MA)	1994	10/17/2005	70,598	100%	$704,095	704,095	$9.97	2012

255 Spring Street (Clintonville, WI)	1992	10/31/2005	291,142	100%	$575,006	575,006	$1.98	2020

5700 Lee Road (Maple Heights, OH)	1974	12/21/2005	347,218	100%	$1,152,443	1,152,443	$3.32	2015

7545 Midlothian Turnpike (Richmond, VA)	1972	12/30/2005	42,213	100%	$722,866	722,866	$17.12	2010

3930 Sunforest Court (Toledo, OH)	1979	12/30/2005	23,368	100%	$327,152	327,152	$14.00	2010

75 Canal Street (South Hadley, Massachusetts)	1978	2/15/2006	150,000	100%	$310,144	354,450	$2.36	2010

2101, 2109, 2201, 2215, 2301 Fox Drive (Champaign, Illinois)	1996	2/21/2006	108,262	100%	$1,304,350	1,490,686	$13.77	2013

2470 Highcrest Road (Roseville, Minnesota)	1964	2/21/2006	359,540	100%	$2,595,270	2,966,023	$8.25	2012

12000 Portland Avenue South (Burnsville, Minnesota)	1984	5/10/2006	114,100	100%	$793,268	1,269,229	$11.12	2015

14701 Anthony Avenue (Menomonee Falls, Wisconsin)	1986/2000	6/30/2006	125,692	100%	$389,559	779,118	$6.20	2016

1025 Birdsong Drive (Baytown, Texas)	1997	7/11/2006	12,000	100%	$118,180	257,847	$21.49	2013

42400 Merrill Road (Sterling Heights, Michigan)	1979/1989	9/22/2006	532,869	100%	$501,356	1,845,482	$3.46	2016

2150, 2200 Pinson Valley Parkway (Birmingham, Alabama)	1961/1980	9/29/2006	63,514	100%	$39,736	158,944	$2.50	2016

2325 West Fairview Avenue (Montgomery, Alabama)	1962/1989	9/29/2006	29,472	100%	$39,736	158,944	$5.39	2016

5221 N Highway 763 (Columbia, Missouri)	1978	9/29/2006	16,275	100%	$39,736	158,944	$9.77	2016

Totals			4,629,552		$23,964,035	$27,272,367

(1)	The amounts represented in total annualized rental revenue for year ended December 31, 2006 have been calculated by taking the 2006 base rent and annualizing the partial-year results for properties acquired during 2006. Total annualized rental revenue is a non-GAAP financial measure, that management believes is useful to the readers of this table so they are able to calculate the total annualized rental revenue per square foot.

(2)	The amounts represented in this column were calculated by taking the total annualized revenue and dividing by the total rentable square feet.

(3)	Two tenants occupy this building, each with separate leases ending in different years.

Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is traded on The Nasdaq Global Market under the symbol “GOOD.” We completed our initial public offering in August 2003 at a price of $15 per share. Prior to such date there was no public market for our common stock.
The following table reflects, by quarter, the high and low closing prices per share of our common stock on The Nasdaq Global Market (The Nasdaq National market for periods prior to July 1, 2006) and the distributions per share for the years ended December 31, 2006 and 2005. Dividends are declared quarterly and paid monthly. Amounts presented represent the cumulative amount of the dividends declared for the months composing such quarter.

			Distributions
Quarter Ended	High	Low	Declared Per Share
3/31/2005	$17.18	$16.30	$0.18
6/30/2005	$16.55	$15.16	$0.24
9/30/2005	$17.17	$15.72	$0.24
12/31/2005	$16.94	$15.98	$0.30
3/31/2006	$20.25	$16.46	$0.36
6/30/2006	$20.40	$17.68	$0.36
9/30/2006	$20.96	$18.18	$0.36
12/31/2006	$22.19	$19.80	$0.36
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
As of February 16, 2007, there were approximately 7,550 beneficial owners of our common stock.

Item 6. Selected Financial Data
The following selected financial data for the years ended December 31, 2006, 2005, 2004 and for the period from February 14, 2003 (inception) through December 31, 2003 is derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

							Period February 14,
							2003 (inception)
	Year ended		Year ended		Year ended		through December
	December 31, 2006		December 31, 2005		December 31, 2004		31, 2003
Operating Data:
Total operating revenue	$25,945,546		$12,881,506		$4,191,329		$12,180
Total operating expenses	(14,067,096)		(7,185,040)		(3,276,735)		(557,148)
Other income (expense)	(8,521,419)		(2,185,509)		614,659		304,097

Income (loss) from continuing operations	3,357,031		3,510,957		1,529,253		(240,871)
Discontinued operations	1,015,797		90,988		94,675		—

Net income (loss)	$4,372,828		$3,601,945		$1,623,928		$(240,871)
Dividends attributable to preferred stock	(2,186,890)		—		—		—

Net income (loss) available to common stockholders	$2,185,938		$3,601,945		$1,623,928		$(240,871)

Share and Per Share Data:
Earnings per weighted average common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.15		$0.46		$0.20		$(0.07)
Discontinued operations	0.13		0.01		0.01		—

Net income available to common stockholders	$0.28		$0.47		$0.21		$(0.07)

Earnings per weighted average common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.14		$0.46		$0.20		$(0.07)
Discontinued operations	0.13		0.01		0.01		—

Net income available to common stockholders	$0.27		$0.47		$0.21		$(0.07)

Weighted average shares outstanding — basic	7,827,781		7,670,219		7,649,855		3,229,119
Weighted average shares outstanding-diluted	7,986,690		7,723,220		7,708,534		3,229,119
Cash dividends declared per common share	$1.44		$0.96		$0.48		$0.01

Supplemental Data:
Net income (loss) available to common stockholders	$2,185,938		$3,601,945		$1,623,928		$(240,871)

Real estate depreciation and amortization, including discontinued operations	8,349,474		3,651,119		973,345		5,827

Less: Gain on sale of real estate, net of taxes paid	(1,106,590)		—		—		—

Funds from operations available to common stockholders (1)	9,428,822		7,253,064		2,597,273		(235,044)

Ratio of earnings to combined fixed charges and preferred dividends (2)	1.4	x	2.4	x	64.5	x	—

Balance Sheet Data:

Real estate, before accumulated depreciation	$243,713,542		$165,043,639		$61,251,455		$5,440,772
Total assets	$315,766,022		$207,046,954		$105,585,094		$105,061,370
Mortgage notes payable and borrowings under the line of credit	$154,494,438		$105,118,961		$—		$—
Total stockholders’ equity	$152,224,176		$98,948,536		$102,692,693		$104,750,655
Total common shares outstanding	8,565,264		7,672,000		7,667,000		7,642,000

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
(2) The calculation of the ratio of earnings to combined fixed charges and preferred dividends is below. “Earnings” consist of net income (loss) from continuing operations before fixed charges. “Fixed charges” consist of interest expense, amortization of deferred financing fees and the portion of operating lease expense that represents interest.

				For the period
				February 14, 2003
	For the year ended	For the year ended	For the year ended	(inception) through
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Net income (loss)	$4,372,828	$3,601,945	$1,623,928	$(240,871)

Add fixed charges	11,346,760	2,494,248	25,565	7,830

Earnings	$15,719,588	$6,096,193	$1,649,493	$(233,041)

Fixed Charges:
Interest expense	7,905,185	2,187,588	—	—
Amortization of Deferred Financing Fees	1,199,709	260,099	—	—
Estimated interest component of rent	54,976	46,561	25,565	7,830

Total fixed charges	9,159,870	2,494,248	25,565	7,830

Total preferred dividends	2,186,890	—	—	—

Total fixed charges and preferred dividends	11,346,760	2,494,248	25,565	7,830

Ratio of earnings to combined fixed charges and preferred dividends	1.4	2.4	64.5	— (1)

(1)	Note for the period February 14, 2003 through December 31, 2003 earnings, as defined, were insufficent to cover fixed charges by $240,871.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
Overview
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years, with rental increases built into the leases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. At December 31, 2006, we owned 38 properties, and had one mortgage loan outstanding. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio.
We conduct substantially all of our activities, including ownership of all of our properties, through Gladstone Commercial Limited Partnership, a Delaware limited partnership formed on May 28, 2003, which we refer to as our Operating Partnership. We control our Operating Partnership through our ownership of GCLP Business Trust II, a Massachusetts business trust, which is the general partner of our Operating Partnership, and through our ownership of GCLP Business Trust I, a Massachusetts business trust, which holds all of the limited partnership units of our Operating Partnership. We expect that our Operating Partnership may issue limited partnership units from time to time in exchange for industrial and commercial real property. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the recognition of gains associated with the dispositions of their properties until they redeem the limited partnership units. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem their units for cash or, at our election, shares of our common stock on a one-for-one basis at any time. Whenever we issue stock for cash, we are obligated to contribute the net proceeds we receive from the sale of the stock to our Operating Partnership, and our Operating Partnership is, in turn, obligated to issue an equivalent number of limited partnership units to us. Our Operating Partnership will distribute the income it generates from its operations to its partners, including GCLP Business Trust I and GCLP Business Trust II, both of which are beneficially owned by us, on a pro rata basis. We will, in turn, distribute the amounts we receive from our Operating Partnership to fund distributions to our stockholders in the form of monthly cash dividends. We have historically operated, and intend to continue to operate, so as to qualify as a real estate investment trust, or REIT, for federal income tax purposes, thereby generally avoiding federal income taxes on the distributions we make to our stockholders.
Gladstone Management Corporation, a registered investment adviser and an affiliate of ours, serves as our external adviser, which we refer to as our Adviser. Our Adviser is responsible for managing our business on a day-to-day basis and for identifying and making acquisitions and dispositions in accordance with our investment criteria.
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

On February 21, 2006, we acquired four office buildings located in the same business park in Champaign, Illinois from a single seller totaling 108,262 square feet. We acquired the four properties for approximately $15.1 million, including transaction costs, which was funded by a combination of borrowings from our line of credit, and the assumption of approximately $10.0 million of financing on the property. At closing, we were assigned the previously existing triple net leases with the sole tenant, which had remaining terms ranging from five to nine years at the time of assignment, and the tenant has options to extend each lease for additional periods of three years each. The leases provide for annual rents of approximately $1.3 million in 2007.
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
On January 5, 2007, we acquired a 60,000 square foot office building in Mason, Ohio for approximately $7.9 million, including transaction costs, which was funded from cash on hand. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately six years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $0.6 million in 2007, with prescribed escalations thereafter.

On February 16, 2007, we acquired a 115,500 square foot office building in Raleigh, North Carolina for approximately $7.8 million, including transaction costs, which was funded from cash on hand. At closing, we were assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately three years. The tenant has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $0.6 million in 2007, with prescribed escalations thereafter.
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
On November 22, 2006, through wholly-owned subsidiaries, we borrowed approximately $14.3 million pursuant to a long-term note payable from CIBC, Inc. which is collateralized by security interests in our San Antonio, Texas property, our Arlington, Texas property, and our Lexington, North Carolina property in the amounts of approximately $7.2 million, $4.2 million, and $2.9 million, respectively. The note accrues interest at a rate of 5.76% per year, and we may not repay this note until after September 1, 2016, or we would be subject to a substantial prepayment penalty. The note has a maturity date of December 1, 2016, and we used the proceeds from the note to pay down the remaining balance on our line of credit.
On December 22, 2006, through wholly-owned subsidiaries, we borrowed approximately $21.8 million pursuant to a long-term note payable from CIBC, Inc. which is collateralized by security interests in our Burnsville, Minnesota property, our Newburyport, Massachusetts property, and our Toledo, Ohio property in the amounts of approximately $12.0 million, $6.8 million, and $3.0 million, respectively. The note accrues interest at a rate of 5.79% per year, and we may not repay this note until after October 1, 2016, or we would be subject to a substantial prepayment penalty. The note has a maturity date of January 1, 2017, and we in tend to use the proceeds from the note for future acquisitions.

On February 8, 2007, through wholly-owned subsidiaries, we borrowed approximately $13.8 million pursuant to a long-term note payable from KeyBank National Association which is collateralized by security interests in our Austin, Texas property, our Richmond, Virginia property and our Baytown, Texas property in the amounts of approximately $6.5 million, $5.3 million, and $2.0 million, respectively. The note accrues interest at a rate of 6.00% per year. The note has a maturity date of March 1, 2017, although we may repay this note with 60 days notice to KeyBank, but would be subject to a substantial prepayment penalty. We intend to use the proceeds from the note for future acquisitions.
Preferred Stock Financings
On January 18, 2006, we completed a public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, or Series A Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated January 18, 2006. Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $23.7 million and were used to repay outstanding indebtedness under our line of credit. The Series A Preferred Stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities. The closing of the offering took place on January 26, 2006, and the Series A Preferred Stock is traded on The Nasdaq Global Market under the trading symbol “GOODP.”
On October 18, 2006, we completed a public offering of 1,150,000 shares of 7.5% Series B Cumulative Redeemable Preferred Stock, or the Series B Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated October 18, 2006. The shares sold in the offering included the full exercise of a 150,000 share over-allotment option by the underwriters. Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $27.4 million and the net proceeds were used to repay outstanding indebtedness under our line of credit. The Series B Preferred Stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after October 31, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities. The closing of the offering occurred on October 25, 2006, and the Series B Preferred Stock is traded on The Nasdaq Global Market under the trading symbol “GOODO.”
Properties Sold
On July 21, 2006, we sold our two Canadian properties for approximately $6.9 million, for a gain on the sale of approximately $1.4 million. We paid and fully accrued approximately $315,000 in taxes related to the gain on the sale, although the actual amount of taxes due will not be finalized until 2006 tax returns are filed. We have been advised that the actual amount of taxes should be approximately $235,000, or $80,000 less than what was paid at closing, subject to final adjustments and federal (Canadian) tax return review. The mortgages associated with the Canadian properties were assumed by the buyer at closing.
Acquisition of Building in Satisfaction of Mortgage Loan
In August 2006, we ceased accruing revenues on our mortgage loan secured by an industrial property in Sterling Heights, Michigan due to non-payment. We also placed the borrower in default and began pursuing available remedies under its mortgage, including instituting foreclosure proceedings on the property. We obtained an independent appraisal on the security which indicated a fair value in excess of the outstanding principal balance and accrued, non-default interest due under the mortgage loan at the time of default. As a result of the fair value indicated in the appraisal, we determined that the loan was not impaired and a writedown was not necessary. At the foreclosure sale on September 22, 2006, we were the successful bidder. We accounted for the asset received as if the asset had been acquired for cash and recorded the real estate asset at approximately $11.3 million on that date, which equaled the outstanding principal balance and accrued, non-default interest due under the mortgage loan to us. Under Michigan law, the borrower had six months from the date of foreclosure to redeem ownership of the property in exchange for payment of the bid amount plus certain other expenditures. As part of the resolution of our claims against the borrower and tenant, the borrower formally waived its right of redemption and permitted us to take immediate possession of the property so that it could be leased to a new tenant. On October 20, 2006, the original borrower with respect to the property waived its right of redemption to reacquire the property, confirming our ownership of the property. We simultaneously executed a ten year, triple net lease with the new tenant, with one option to extend the lease for an additional period of five years. The lease also has a provision whereby the new tenant may purchase the property from us within the first lease year for $11.3 million, or in the second lease year for $11.6 million. The lease provides for annual rents of approximately $1.1 million in 2007, with prescribed escalations thereafter. The Company also pursued its claims against the borrower for the deficiency relating to default interest, expenses and prepayment fees of approximately $650,000. The Company pursued such deficiency claims against the owner and its affiliated tenant who had filed bankruptcy and collected approximately $655,000 from the tenant and borrower, recovering all of our claims against the borrower in full.
Investment Advisory and Administration Agreements
Since inception, we have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser has directly employed all of our personnel and paid its payroll, benefits, and general expenses directly. Our initial investment advisory agreement with our Adviser was in place from February 13, 2003, inception, through December 31, 2006, which we refer to as the Initial Advisory Agreement. On January 1, 2007, we entered into an amended and restated investment advisory agreement with our Adviser, which we refer to as the Amended Advisory Agreement, and an administration agreement, which we refer to as the Administration Agreement, with Gladstone Administration, which we refer to as our Administrator. Our Board of Directors proposed the Amended Advisory Agreement to stockholders in order to provide what it considers to be more appropriate incentives to reward fund management, and our stockholders approved each of these agreements on May 24, 2006. The management services and fees in effect under the Initial and Amended Advisory Agreements are described below. In addition, we will continue to pay our direct expenses including, but not limited to, legal, accounting, interest, tax preparation, directors and officers insurance, stock transfer services, shareholder related fees, consulting and related fees under the Amended Advisory Agreement.
Under the terms of the Initial Advisory Agreement and the new Amended Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, interest on short-term debt and mortgages, tax preparation, directors and officers insurance, stock transfer services, shareholder related fees, consulting and related fees. During the years ended December 31, 2006, 2005, and 2004, the total amount of these expenses that we incurred was approximately $11,606,000, $4,024,000 and $1,142,000, respectively. All of these charges are incurred directly by us rather than by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). In the event that any of these expenses are incurred on our behalf by our Adviser, we are required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the years ended December 31, 2006, 2005, and 2004, we passed all such fees along to our tenants, and accordingly we did not incur any such fees during these periods. Accordingly, we did not make any reimbursements to our Adviser for these amounts. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time. We do not presently expect that our Adviser will incur any of these fees on our behalf.

Management services and fees under the Initial Advisory Agreement
We were required to reimburse our Adviser for our pro rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. During the years ended December 31, 2006, 2005, and 2004, these expenses were approximately $2,266,000, $1,547,000, and $903,000, respectively.
We were also required to reimburse our Adviser for our pro rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above, which we refer to as overhead expenses, equal to the total overhead expenses of our Adviser, multiplied by the ratio of hours worked by our Adviser’s employees on our projects to the total hours worked by our Adviser’s employees. However, we were only required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimbursed to our Adviser was less than 2.0% of our average invested assets for the year. Additionally, we were only required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year. Our Adviser billed us on a monthly basis for these amounts. Our Adviser was required to reimburse us annually for the amount by which amounts billed to and paid by us exceed this 2.0% limit during a given year. The amounts never exceeded the 2.0% limit, and we never received reimbursement. During the years ended December 31, 2006, 2005, and 2004, we reimbursed to our Adviser approximately $636,000, $571,000, and $285,000, respectively, of overhead expenses.
Management services and fees under the Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, or FFO. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. Our Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of our pre-incentive fee FFO. Our Adviser will also receive an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875%. Under the Administration Agreement, we will pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs.
The Incentive fee was put in effect in place of our 2003 Equity Incentive Plan, which we refer to as the 2003 Plan. In connection with the approval of the Amended Advisory and Administration Agreements, and pursuant to the approval of our Board of Directors on July 11, 2006, on July 12, 2006, we accelerated in full the vesting of all outstanding options under the 2003 Plan, resulting in the acceleration of 35,000 unvested options. Also on July 12, 2006, we filed a Schedule TO and related documentation with the Securities and Exchange Commission, or SEC, which described an offer to then outstanding option holders to accelerate the expiration date of all of their outstanding options under the 2003 Plan to December 31, 2006, which we refer to as the Offer. The Offer was conditional upon its acceptance by all option holders on or before its expiration on August 31, 2006, and all option holders accepted the Offer prior to that date. All outstanding options under the 2003 Plan were amended to expire on December 31, 2006. Upon the effectiveness of the Amended Advisory Agreement and Administration Agreement on January 1, 2007, the Initial Advisory Agreement terminated.

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
Purchase Price Allocation
We account for acquisitions of real estate in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” which requires the purchase price of real estate to be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values.

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
Stock Based Compensation
We adopted the fair value method to account for the issuance of stock options under our 2003 Plan in accordance with SFAS No. 123(R), “Share-Base Payment,” in January of 2006. In this regard, a substantial portion of these options were granted to individuals who are our officers and who qualify as leased employees under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” We adopted SFAS No. 123(R) using the modified prospective approach, where stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant.

On May 24, 2006, our stockholders approved the Amended Advisory Agreement with our Adviser and the Administrative Agreement with our Administrator. In connection with the approval of the Amended Advisory Agreement, we ceased further option grants and terminated the 2003 Plan on December 31, 2006. On August 31, 2006, all the holders of currently outstanding stock options accepted our offer to amend their stock options and accelerate the expiration date of the outstanding options to December 31, 2006. We were required to record a one-time, non-cash expense as a result of the amendment of our option plan during the year ended December 31, 2006 of $314,593. As of December 31, 2006, there were no options outstanding.
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

Results of Operations
Our weighted-average yield on the portfolio as of December 31, 2006 was approximately 9.5%. The weighted-average yield was calculated by taking the annualized straight line rent, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price.
A comparison of our operating results for the years ended December 31, 2006 and 2005 is below:

	For the year ended
	December 31, 2006	December 31, 2005	$ Change	% Change
Operating revenues
Rental income	$23,964,035	$10,853,903	$13,110,132	121%
Interest income from mortgage notes receivable	1,845,231	1,915,795	(70,564)	-4%
Tenant recovery revenue	136,280	111,808	24,472	22%

Total operating revenues	25,945,546	12,881,506	13,064,040	101%

Operating expenses
Depreciation and amortization	8,297,174	3,521,128	4,776,046	136%
Management advisory fee	2,902,053	2,118,040	784,013	37%
Professional fees	953,066	563,205	389,861	69%
Taxes and licenses	193,032	242,803	(49,771)	-20%
Insurance	417,909	274,166	143,743	52%
General and administrative	469,260	249,791	219,469	88%
Shareholder related expense	311,049	215,907	95,142	44%
Asset retirement obligation expense	129,142	—	129,142	100%
Stock option compensation expense	394,411	—	394,411	100%

Total operating expenses	14,067,096	7,185,040	6,882,056	96%

Other income (expense)
Interest income from temporary investments	76,772	126,826	(50,054)	-39%
Interest income — employee loans	125,788	21,041	104,747	498%
Other income	380,915	—	380,915	100%
Interest expense	(9,104,894)	(2,333,376)	(6,771,518)	290%

Total other expense	(8,521,419)	(2,185,509)	(6,335,910)	290%

Income from continuing operations	3,357,031	3,510,957	(153,926)	-4%

Discontinued operations
Income from discontinued operations	112,145	309,545	(197,400)	-64%
Net realized loss from foreign currency transactions	(202,938)	(6,278)	(196,660)	3133%
Net unrealized loss from foreign currency transactions	—	(212,279)	212,279	-100%
Gain on sale of real estate	1,422,026	—	1,422,026	100%
Taxes on sale of real estate	(315,436)	—	(315,436)	100%

Total discontinued operations	1,015,797	90,988	924,809	1016%

Net income	4,372,828	3,601,945	770,883	21%

Dividends attributable to preferred stock	(2,186,890)	—	(2,186,890)	100%

Net income available to common stockholders	$2,185,938	$3,601,945	$(1,416,007)	-39%

Revenues
Rental income increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily due to the acquisition of 10 properties during 2006, and properties acquired during 2005 that were held for the full year in 2006.
Interest income from mortgage loans decreased for the year ended December 31, 2006, as compared to the year ended December 31, 2005, due to the defaulted mortgage loan on the Sterling Heights, Michigan property and the resulting non-accrual of interest income beginning in August 2006 for that mortgage loan. We acquired the building in satisfaction of the mortgage loan in September of 2006. The decrease was partially offset by the mortgage loan acquired in 2005 on the McLean, Virginia property that was held for the full year in 2006.

Tenant recovery revenue increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005, as a result of an increase in the number of tenants which reimburse us for insurance expense, partially offset by an over-accrual of franchise taxes in 2005, which resulted in a credit to tenant recovery revenue in 2006.
Expenses
Depreciation and amortization expenses increased in the year ended December 31, 2006 as compared to the year ended December 31, 2005, as a result of the 10 property acquisitions during 2006, coupled with properties acquired during 2005 that were held for the full year in 2006, and the approximately $141,000 adjustment to depreciation discussed above under “Purchase Price Allocation.”
The management advisory fee for the year ended December 31, 2006 increased, as compared to the year ended December 31, 2005, primarily as a result of the increased number of our Adviser’s employees who spent time on our matters, coupled with an increase in overhead expenses incurred by our Adviser for our benefit. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement.
Professional fees, consisting primarily of legal and accounting fees, increased during the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily as a result of an increase to the overall accounting fees including increased fees for the audit of the financial statements, the fees associated with the modification of our stock option plan, the accounting fees associated with the formation of GCLP Business Trust I and GCLP Business Trust II which is a business trust formed under the laws of the Commonwealth of Massachusetts, and an increased number of tax returns filed as a result of the increased portfolio of investments. Legal fees also increased year over year as a result of the defaulted mortgage loan on the Sterling Heights, Michigan property, increased fees related to the filing of our proxy statement, and the fees surrounding the filing of the Registration Statement on Form S-8 and the Schedule TO filed in connection with the offer to amend the terms of options outstanding under the 2003 plan.
Taxes and licenses decreased for the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily because of a payment of approximately $100,000 of franchise taxes paid for doing business in certain states in the first quarter of 2005, which related to taxes incurred in 2004, coupled with reduced taxes in the states of Texas and Pennsylvania as a result of a restructuring of our entities that hold these properties, partially offset by the increase in franchise taxes due to the increase in our portfolio of investments.
Insurance expense increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The increase is primarily a result of an increase in premiums for directors and officers insurance from the prior year, coupled with an increased number of properties that required insurance.
General and administrative expenses increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005, as a result of approximately $134,000 in operating expenses that we were required to pay on behalf of a tenant under the terms of its lease for the year ended December 31, 2006, coupled with an increase in directors fees resulting from an increased number of committee meetings and the addition of a board member during 2006, partially offset by a decrease in the amount of due diligence expense written off during 2006.
Shareholder related expense increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005, as a result of costs associated with the annual report, the proxy statement, and the increased costs associated with the solicitation of the shareholder vote for the annual meeting.
Asset retirement obligation expense is the result of the adoption of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The asset retirement obligation expense is the result of the accretion of the asset retirement obligation liability accrued on our books. There was no asset retirement obligation expense recorded for the year ended December 31, 2005.
Stock option compensation expense is the result of the adoption of SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remain outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. We were required to record a one-time, non-cash expense as a result of the amendment and acceleration of the options during the quarter ended September 30, 2006 of $314,593. There was no stock option compensation expense recorded for the year ended December 31, 2005. As of December 31, 2006, there were no options outstanding, and no further stock option expense will be recorded.
Interest income on cash and cash equivalents decreased during the year ended December 31, 2006, as compared to the year ended December 31, 2005. The decrease is primarily a result of the increase in our portfolio of investments in real estate and mortgage loans, resulting in lower average cash balances invested.
During the year ended December 31, 2006, interest income on employee loans increased, as compared to the year ended December 31, 2005. This increase is a result of 12 employee loans that were originated during 2006, coupled with an employee loan that was originated during 2005, where interest was earned for the full year 2006.
Other income for the year ended December 31, 2006 consisted of income received from defaulted interest, expenses, and late penalties from the settlement on the defaulted mortgage loan on the Sterling Heights, Michigan property.
Interest expense increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005. This is primarily a result of an increase of approximately $5.35 million in interest expense and an increase of approximately $355,000 in amortization of deferred financing fees related to the long-term financings on 14 properties that closed in 2006, coupled with the write-off of approximately $590,000 in deferred financing fees related to our BB&T line of credit that was terminated in 2006, coupled with an increased amount outstanding on our line of credit during 2006 resulting in increased interest expense of approximately $473,000, partially offset by the assumption of the mortgage notes on the Canadian properties by the purchaser of the properties.
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

Gain on sale of real estate
On July 21, 2006, we sold our two properties located in Canada for approximately $6.9 million dollars, for a gain on the sale of approximately $1.4 million. We paid approximately $315,000 in taxes related to the gain on the sale although; the actual amount of taxes due will not be finalized until 2006 tax returns are filed, however, we have been advised that the actual amount of taxes should be approximately $235,000, or $80,000 less than what was paid at closing, subject to final adjustments and federal (Canadian) tax return review. The mortgages associated with the Canadian properties were assumed by the buyer at closing.
Net income available to common stockholders
Net income available to common stockholders decreased for year ended December 31, 2006, as compared to the year ended December 31, 2005. This decrease is primarily a result of the increased interest expense from the increased number of properties which have long-term financing, increased depreciation from the one time depreciation adjustment discussed above, stock option expense, asset retirement obligation expense and the preferred dividends paid, partially offset by the gain on sale of the two Canadian properties, the increase in our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above.
A comparison of our operating results for the years ended December 31, 2005 and 2004 is below:

	December 31, 2005	December 31, 2004	$ Change	% Change
Operating revenues
Rental income	$10,853,903	$3,210,142	$7,643,761	238%
Interest income from mortgage notes receivable	1,915,795	981,187	934,608	95%
Tenant recovery revenue	111,808	—	111,808	100%

Total operating revenues	12,881,506	4,191,329	8,690,177	207%

Operating expenses
Depreciation and amortization	3,521,128	946,971	2,574,157	272%
Management advisory fee	2,118,040	1,187,776	930,264	78%
Professional fees	563,205	448,969	114,236	25%
Taxes and licenses	242,803	13,603	229,200	1685%
Insurance	274,166	250,816	23,350	9%
General and administrative	249,791	276,192	(26,401)	-10%
Shareholder related expense	215,907	152,408	63,499	42%

Total operating expenses	7,185,040	3,276,735	3,908,305	119%

Other income (expense)
Interest income from temporary investments	126,826	608,617	(481,791)	-79%
Interest income - employee loans	21,041	6,042	14,999	248%
Interest expense	(2,333,376)	—	(2,333,376)	100%

Total other expense	(2,185,509)	614,659	(2,800,168)	-456%

Income from continuing operations	3,510,957	1,529,253	1,981,704	130%

Discontinued operations
Income from discontinued operations	309,545	94,675	214,870	227%
Net realized gain (loss) from foreign currency transactions	(6,278)	—	(6,278)	100%
Net unrealized (loss) gain from foreign currency transactions	(212,279)	—	(212,279)	100%

Total discontinued operations	90,988	94,675	(3,687)	-4%

Net income	$3,601,945	$1,623,928	$1,978,017	122%

Revenues
Rental income increased for the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily due to the acquisition of 18 properties between December 31, 2004 and December 31, 2005, and properties acquired during 2004 that were held for the full year of 2005.
Interest income from the mortgage loans increased for the year ended December 31, 2005, as compared to the year ended December 31, 2004, partially due to a mortgage loan that was originated during the first quarter of 2004, and interest was only earned on this loan for a portion of the year ended December 31, 2004. The remaining increase was a result of an additional mortgage loan issued in April of 2005.
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
Expenses
Depreciation and amortization expenses increased for the year ended December 31, 2005, as compared to year ended December 31, 2004, as a result of the 18 acquisitions completed between December 31, 2004 and December 31, 2005, and properties acquired during 2004 that were held for the full year of 2005.
The management advisory fee for the year ended December 31, 2005 increased, as compared to the year ended December 31, 2004. The increase is primarily a result of the increased time that our Adviser’s employees spent on our company matters, coupled with an increase in overhead expenses incurred by our Adviser for our benefit. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the advisory agreement.
Professional fees, consisting primarily of legal and accounting fees, increased for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The increase was primarily a result of the increased accounting fees related to the audit of our internal controls over financial reporting performed in order to comply with the Sarbanes–Oxley Act of 2002, coupled with fees incurred to research franchise tax issues in various states, along with fees to file tax returns for our properties located in Canada. The professional fees for the audit of the financial statements also increased, coupled with increased legal fees incurred from the increased portfolio of investments.
Taxes and licenses increased for the year ended December 31, 2005, as compared to the year ended December 31, 2004, which was primarily attributable to the payment of $206,000 of franchise taxes paid for doing business in certain states, of which approximately $77,000 is reimbursable from our tenants. Approximately $45,000 of these franchise taxes relate to taxes incurred in 2004; however management has determined that these expenses were immaterial to our 2004 earnings, and accordingly, they were subsequently expensed in the quarter ending March 31, 2005. The remainder of the expense resulted from state registration and annual fees incurred by various entities created to acquire our properties in separate states. We intend to attempt to reduce future incurrence of certain of these types of taxes next year by restructuring our entities in these specific states; however, we can not provide assurance that this restructuring will reduce the taxes in all states.
Insurance expense increased for the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily as a result of an increase in insurance premiums from the prior year, coupled with an increased number of properties that required insurance in 2005.

Interest expense for the year ended December 31, 2005 consisted of unused line of credit fees on the line of credit obtained in February 2005, interest expense from borrowings against the line of credit, interest expense on the mortgage notes payable, and amortization of deferred financing fees from long-term financings. We had no interest expense for the year ended December 31, 2004.
General and administrative expenses increased for the year ended December 31, 2005, as compared to the year ended December 31, 2004, and consisted mainly of directors’ fees, stockholder-related expenses, recruiting expense and external management fees. The increase was primarily a result of approximately $25,000 of fees that were written off related to a financing that did not close, coupled with increases in stockholder-related expenses from the prior year as a result of increased fees paid to our transfer agent, and larger fees paid for an increased number of press releases and SEC filings made during the year, partially offset by recruiting expense paid in 2004 and no recruiting expense paid in 2005, coupled with a decrease in the costs associated with printing our annual report.
Interest Income
Interest income on cash and cash equivalents decreased during the year ended December 31, 2005, as compared to the year ended December 31, 2004. The decrease is primarily a result of the increase in our portfolio of investments in real estate and mortgage loans, resulting in lower average cash balances invested. This interest represents the interest earned on the investment of the net proceeds from our initial public offering in short-term investment grade securities, primarily U.S. Treasury Bills.
During the year ended December 31, 2005, interest income on employee loans increased as compared to the year ended December 31, 2004. This increase is a result of an employee loan that was originated during the third quarter of 2004, and thus interest was only earned on this loan for a portion of the year ended December 31, 2004, and is also a result of our issuance of an additional employee loan in May of 2005.
Foreign Currency Loss
Net realized foreign currency transaction loss during the year ended December 31, 2005 represents the loss in connection with the translation of monthly rental payments, the valuation of cash and quarterly tax payments denominated in Canadian dollars. Net unrealized loss from foreign currency transactions includes the valuation of the deferred rent asset and the mortgage notes payable. The unrealized loss was primarily a result of the valuation of the mortgage notes payable because the value of the US dollar to the Canadian dollar decreased by approximately 5% between the date the notes were issued on July 19, 2005 and December 31, 2005. There was no foreign currency loss during the year ended December 31, 2004.
Net Income
Net income for the year ended December 31, 2005 increased as compared to the year ended December 31, 2004. This increase is primarily a result of the increase in our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above.

Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2006, we had approximately $36.0 million in cash and cash equivalents. We have access to our existing line of credit and have obtained mortgages on 23 of our properties. We expect to obtain additional mortgages secured by some or all of our real property in the future. We anticipate continuing to borrow funds and issuing additional equity securities in order to obtain additional capital. To this end, and as described in greater detail below, we have completed two public offerings of preferred stock during 2006, the first of which was the public offering of 1,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3. The second was the public offering of 1,150,000 shares of 7.5% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3. We expect that the funds from our line of credit, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2006, consisting primarily of the items described in “Results of Operations,” was approximately $12.0 million, compared to net cash provided by operating activities of $7.8 million for the year ended December 31, 2005.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2006 was $47.7 million, which primarily consisted of the purchase of nine properties, as described in the “Investments” section above, partially offset by the proceeds from the sale of the two Canadian properties, as compared to net cash used in investing activities during the year ended December 31, 2005 of $128.9 million, which primarily consisted of the purchases of 18 properties and the extension of one mortgage loan.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2006 was approximately $69.9 million, which primarily consisted of the proceeds received from the long-term financing of 14 of our properties, the proceeds from borrowings under our line of credit, and the proceeds from the offering of our preferred stock, partially offset by repayments on the line of credit, the repayment of our two mortgage loans on the Canadian properties, payments for deferred financing costs and dividend payments. Net cash provided by financing activities for the year ended December 31, 2005 was approximately $94.1 million, which consisted of the proceeds received from the long-term financing of 11 of our properties, the proceeds from borrowing under our line of credit, and principal repayments on employee loans, partially offset by principal repayments on the mortgage notes payable, repayments on the line of credit, dividend payments to our stockholders, and financing costs paid in connection with our line of credit and mortgage notes payable.
Future Capital Needs
We had purchase commitments for 2 properties at December 31, 2006 in the aggregate amount of approximately $15.7 million. One of the properties was acquired in January of 2007 for approximately $7.9 million, and the other property was acquired in February of 2007 for approximately $7.8 million.
As of December 31, 2006, we had investments in 38 real properties for a net value of approximately $259 million and one mortgage loan for $10.0 million. During 2007 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. We intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with mortgages secured by some or all of our real property, by borrowing against our existing line of credit, or by issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties.

Preferred Stock Offerings
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
On October 18, 2006, we completed a public offering of 1,150,000 shares of 7.5% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), par value $0.001 per share, at a price of $25.00 per share, under our shelf registration statement on Form S-3, and pursuant to the terms set forth in a prospectus dated October 24, 2005, as supplemented by a final prospectus supplement dated October 18, 2006. The preferred stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at our election on or after October 31, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities. The closing of the offering occurred on October 25, 2006, and the Series B Preferred Stock is traded on the NASDAQ Global Market under the trading symbol “GOODO.” Net proceeds of the offering, after underwriting discounts and offering expenses, were approximately $27.4 million and the net proceeds were used to repay outstanding indebtedness under our line of credit. We have up to an aggregate dollar amount of $21,250,000 in securities still available for issuance under our shelf registration statement.
Line of Credit
On December 29, 2006, we entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. The new revolving credit facility replaces a previous facility led by Branch Banking and Trust, or BB&T, which was terminated upon the closing of the new line. Upon termination of the credit facility with BB&T, we wrote off approximately $590,000 in unamortized deferred financing fees. The interest rate charged on the advances under the facility is based on the London Interbank Offered Rate (“LIBOR”), the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. The maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As we arrange for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of December 31, 2006, there was $0 outstanding under the line of credit.

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
On November 22, 2006, through wholly-owned subsidiaries, we borrowed approximately $14.3 million pursuant to a long-term note payable from CIBC, Inc. which is collateralized by security interests in our San Antonio, Texas property, our Arlington, Texas property, and our Lexington, North Carolina property in the amounts of approximately $7.2 million, $4.2 million, and $2.9 million, respectively. The note accrues interest at a rate of 5.76% per year, and we may not repay this note until after September 1, 2016, or we would be subject to a substantial prepayment penalty. The note has a maturity date of December 1, 2016, and we used the proceeds from the note to pay down the remaining balance on our line of credit.
On December 22, 2006, through wholly-owned subsidiaries, we borrowed approximately $21.8 million pursuant to a long-term note payable from CIBC, Inc. which is collateralized by security interests in our Burnsville, Minnesota property, our Newburyport, Massachusetts property, and our Toledo, Ohio property in the amounts of approximately $12.0 million, $6.8 million, and $3.0 million, respectively. The note accrues interest at a rate of 5.79% per year, and we may not repay this note until after October 1, 2016, or we would be subject to a substantial prepayment penalty. The note has a maturity date of January 1, 2017, and we invested the proceeds from the note in our money market account and plan to use the proceeds for future acquisitions.
On February 8, 2007, through wholly-owned subsidiaries, we borrowed approximately $13.8 million pursuant to a long-term note payable from KeyBank National Association which is collateralized by security interests in our Austin, Texas property, our Richmond, Virginia property, and our Baytown, Texas property in the amounts of approximately $6.5 million, $5.3 million, and $2.0 million, respectively. The note accrues interest at a rate of 6.00% per year, and we may repay this note with 60 days notice to KeyBank, but would be subject to a substantial prepayment penalty. The note has a maturity date of March 1, 2017, and we invested the proceeds from the note in our money market account and plan to use the proceeds for future acquisitions.

Contractual Obligations
The following table reflects our significant contractual obligations as of December 31, 2006:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations (1)	$154,494,438	$868,213	$3,389,289	$4,544,629	$145,692,307
Interest on Long-Term Debt Obligations (2)	76,658,992	8,901,464	17,599,624	17,108,930	33,048,974
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (3)	—	—	—	—	—
Purchase Obligations (4)	15,650,000	15,650,000	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$246,803,430	$25,419,677	$20,988,913	$21,653,559	$178,741,281

(1)	Long-term debt obligations represent both borrowings under our KeyBank line of credit and mortgage notes payble that were outstanding as of December 31, 2006. The line of credit matures in December of 2009.

(2)	Interest on long-term debt obligations does not include interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable and, thus, the amount of interest can not be calculated for purposes of this table.

(3)	This does not include the portion of the operating lease on office space that is allocated to us by our Adviser in connection with our advisory agreement.

(4)	The purchase obligations reflected in the above table represents commitments outstanding at December 31, 2006 to purchase real estate, of which $7.9 million closed in January of 2007, and $7.8 million closed in February of 2007.
Funds from Operations
The National Association of Real Estate Investment Trusts, or NAREIT, developed funds from operations, or FFO, as a relative non-GAAP, Generally Accepted Accounting Principles in the United States, supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains, or losses, from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.
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
Basic funds from operations per share, or Basic FFO per share, and diluted funds from operations per share, or Diluted FFO per share, is FFO available to common stockholders divided by weighted average common shares outstanding and FFO available to common stockholders divided by weighted average common shares outstanding on a diluted basis, respectively, during a period. We believe that FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share, or EPS, in evaluating net income available to common shareholders. In addition, since most REITs provide FFO, Basic FFO and Diluted FFO per share information to the investment community, we believe FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful supplemental measures for comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO, Basic EPS is the most directly comparable GAAP measure to Basic FFO per share, and that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

The following table provides a reconciliation of our FFO for the years ended December 31, 2006, 2005 and 2004, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighed average common share and basic and diluted net income per weighted average common share:

				Period February 14,
				2003 (inception)
	For the year ended	For the year ended	For the year ended	through December
	December 31, 2006	December 31, 2005	December 31, 2004	31, 2003

Net income	$4,372,828	$3,601,945	$1,623,928	$(240,871)
Less: Dividends attributable to preferred stock	(2,186,890)	—	—	—

Net income available to common stockholders	2,185,938	3,601,945	1,623,928	(240,871)

Add: Real estate depreciation and amortization, including discontinued operations	8,349,474	3,651,119	973,345	5,827
Less: Gain on sale of real estate, net of taxes paid	(1,106,590)	—	—	—

FFO available to common stockholders	$9,428,822	$7,253,064	$2,597,273	$(235,044)

Weighted average shares outstanding — basic	7,827,781	7,670,219	7,649,855	3,229,119
Weighted average shares outstanding — diluted	7,986,690	7,723,220	7,708,534	3,229,119

Basic net income per weighted average common share	$0.28	$0.47	$0.21	$(0.07)

Diluted net income per weighted average common share	$0.27	$0.47	$0.21	$(0.07)

Basic FFO per weighted average common share	$1.20	$0.95	$0.34	$(0.07)

Diluted FFO per weighted average common share	$1.18	$0.94	$0.34	$(0.07)

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we will be exposed to is interest rate risk. We currently own one variable rate loan receivable, certain of our leases contain escalations based on market interest rates, and the interest rate on our existing line of credit is variable. We seek to mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments.
To illustrate the potential impact of changes in interest rates on our net income, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% would increase our interest and rental revenue by $36,500, or 1.7%, over the next twelve months, compared to net income for the latest twelve months ended December 31, 2006. A hypothetical decrease in the one month LIBOR by 1% would decrease our interest and rental revenue by $36,500, or 1.7%, over the next twelve months, compared to net income for the latest twelve months ended December 31, 2006. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
As of December 31, 2006, our fixed rate debt outstanding was approximately $154.5 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at December 31, 2006, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $10.2 million.
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

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Financial Statements
Schedule III — Real Estate and Accumulated Depreciation
Schedule IV — Mortgage Loans on Real Estate

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Gladstone Commercial Corporation:
We have completed integrated audits of Gladstone Commercial Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Commercial Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
McLean, VA
February 27, 2007

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Real estate, net of accumulated depreciation of $8,595,419 and $3,408,878, respectively	$235,118,123	$161,634,761
Lease intangibles, net of accumulated amortization of $4,175,685 and $1,221,413, respectively	23,416,696	13,947,484
Mortgage notes receivable	10,000,000	21,025,815
Cash and cash equivalents	36,005,686	1,740,159
Restricted cash	1,225,162	1,974,436
Funds held in escrow	1,635,819	1,041,292
Interest receivable — mortgage note	—	70,749
Interest receivable — employees	43,716	—
Deferred rent receivable	3,607,279	2,590,617
Deferred financing costs, net of accumulated amortization of $1,467,297 and $260,099, respectively	3,713,004	1,811,017
Prepaid expenses	521,290	385,043
Deposits on real estate	300,000	600,000
Accounts receivable	179,247	225,581

TOTAL ASSETS	$315,766,022	$207,046,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$154,494,438	$61,558,961
Borrowings under line of credit	—	43,560,000
Deferred rent liability	4,718,599	—
Asset retirement obligation liability	1,631,294	—
Accounts payable and accrued expenses	673,410	493,002
Due to adviser	183,042	164,155
Rent received in advance, security deposits and funds held in escrow	1,841,063	2,322,300

Total Liabilities	163,541,846	108,098,418

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference;
2,300,000 shares authorized and 2,150,000 shares issued and outstanding at December 31, 2006	2,150	—
Common stock, $0.001 par value, 17,700,000 shares authorized and 8,565,264 and 7,672,000 shares issued and outstanding, respectively	8,565	7,672
Additional paid in capital	170,640,979	105,502,544
Notes receivable — employees	(3,201,322)	(432,282)
Distributions in excess of accumulated earnings	(15,226,196)	(6,129,398)

Total Stockholders’ Equity	152,224,176	98,948,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,766,022	$207,046,954

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2006	2005	2004
Operating revenues
Rental income	$23,964,035	$10,853,903	$3,210,142
Interest income from mortgage notes receivable	1,845,231	1,915,795	981,187
Tenant recovery revenue	136,280	111,808	—

Total operating revenues	25,945,546	12,881,506	4,191,329

Operating expenses
Depreciation and amortization	8,297,174	3,521,128	946,971
Management advisory fee	2,902,053	2,118,040	1,187,776
Professional fees	953,066	563,205	448,969
Taxes and licenses	193,032	242,803	13,603
Insurance	417,909	274,166	250,816
General and administrative	469,260	249,791	276,192
Shareholder related expenses	311,049	215,907	152,408
Asset retirement obligation expense	129,142	—	—
Stock option compensation expense	394,411	—	—

Total operating expenses	14,067,096	7,185,040	3,276,735

Other income (expense)
Interest income from temporary investments	76,772	126,826	608,617
Interest income — employee loans	125,788	21,041	6,042
Other income	380,915	—	—
Interest expense	(9,104,894)	(2,333,376)	—

Total other income (expense)	(8,521,419)	(2,185,509)	614,659

Income from continuing operations	3,357,031	3,510,957	1,529,253

Discontinued operations
Income from discontinued operations	112,145	309,545	94,675
Net realized loss from foreign currency transactions	(202,938)	(6,278)	—
Net unrealized loss from foreign currency transactions	—	(212,279)	—
Gain on sale of real estate	1,422,026	—	—
Taxes on sale of real estate	(315,436)	—	—

Total discontinued operations	1,015,797	90,988	94,675

Net income	4,372,828	3,601,945	1,623,928

Dividends attributable to preferred stock	(2,186,890)	—	—

Net income available to common stockholders	$2,185,938	$3,601,945	$1,623,928

Earnings per weighted average common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.15	$0.46	$0.20
Discontinued operations	0.13	0.01	0.01

Net income available to common stockholders	$0.28	$0.47	$0.21

Earnings per weighted average common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.14	$0.46	$0.20
Discontinued operations	0.13	0.01	0.01

Net income available to common stockholders	$0.27	$0.47	$0.21

Weighted average shares outstanding
Basic	7,827,781	7,670,219	7,649,855

Diluted	7,986,690	7,723,220	7,708,534

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2003	$7,642	$—	$105,060,304	$—	$(317,291)	$104,750,655

Issuance of Common Stock Under Stock Option Plan	25	—	374,975	(375,000)	—	—
Public Offering Costs	—	—	(7,730)	—	—	(7,730)
Distributions Declared to Common Stockholders	—	—	—	—	(3,674,160)	(3,674,160)
Net income	—	—	—	—	1,623,928	1,623,928

Balance at December 31, 2004	$7,667	$—	$105,427,549	$(375,000)	$(2,367,523)	$102,692,693

Issuance of Common Stock Under Stock Option Plan	5	—	74,995	(75,000)	—	—
Repayment of Principal on Notes Receivable	—	—	—	17,718	—	17,718
Distributions Declared to Common Stockholders	—	—	—	—	(7,363,820)	(7,363,820)
Net income	—	—	—	—	3,601,945	3,601,945

Balance at December 31, 2005	$7,672	$—	$105,502,544	$(432,282)	$(6,129,398)	$98,948,536

Issuance of Common Stock Under Stock Option Plan	893	—	13,650,453	(2,769,954)	—	10,881,392
Issuance of Preferred Stock	—	2,150	53,747,850	—	—	53,750,000
Public Offering Costs	—	—	(2,654,279)	—	—	(2,654,279)
Stock Option Compensation Expense	—	—	394,411	—	—	394,411
Repayment of Principal on Notes Receivable				914		914
Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(13,469,626)	(13,469,626)
Net income	—	—	—	—	4,372,828	4,372,828

Balance at December 31, 2006	$8,565	$2,150	$170,640,979	$(3,201,322)	$(15,226,196)	$152,224,176

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$4,372,828	$3,601,945	$1,623,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	8,349,474	3,651,119	973,345
Amortization of deferred financing costs, including discontinued operations	1,207,198	260,099	—
Amortization of deferred rent asset	253,496	178,070	—
Amortization of deferred rent liability	(696,261)	—	—
Asset retirement obligation expense, including discontinued operations	139,074	—	—
Increase in deferred rent receivable	(1,270,159)	(562,133)	(210,846)
Stock compensation	394,411	—	—
Increase in mortgage notes payable due to change in value of foreign currency	202,066	209,395	—
Value of building acquired in excess of mortgage note satisfied, applied to interest income	(335,701)	—	—
Gain on sale of real estate	(1,422,026)	—	—
Decrease (increase) in mortgage interest receivable	70,749	(5,954)	(64,795)
(Increase) decrease in employee interest receivable	(43,716)	4,792	(4,792)
Increase in prepaid expenses and other assets	(89,913)	(425,120)	5,928
Increase in accounts payable, accrued expenses, and amount due adviser	196,294	359,537	63,325
Increase in rent received in advance and security deposits	695,988	488,913	214,066

Net cash provided by operating activities	12,023,802	7,760,663	2,600,159

Cash flows from investing activities:
Real estate investments	(48,339,307)	(117,531,731)	(58,875,648)
Proceeds from sales of real estate	2,102,567	—	—
Issuance of mortgage note receivable	—	(10,000,000)	(11,170,000)
Principal repayments on mortgage notes receivable	44,742	81,902	62,283
Net payments to lenders for reserves held in escrow	(3,346,216)	(1,041,292)	—
Increase in reserves from tenants	1,574,464	158,646	—
Deposits on future acquisitions	(900,000)	(2,686,000)	(775,000)
Deposits applied against real estate investments	1,200,000	1,986,000	725,000
Refunds of deposits on real estate	—	150,000	—

Net cash used in investing activities	(47,663,750)	(128,882,475)	(70,033,365)

Cash flows from financing activities:
Proceeds from share issuance	65,089,026	—	—
Redemption of shares for payment of taxes	(457,634)	—	—
Offering costs	(2,654,279)	—	(7,730)
Borrowings under mortgage notes payable	68,055,000	61,419,179	—
Principal repayments on mortgage notes payable	(604,318)	(70,479)	—
Borrowings from line of credit	71,400,400	85,460,000	—
Repayments on line of credit	(114,960,400)	(41,900,000)	—
Increase (decrease) in restricted cash	749,274	(513,761)	—
Principal repayments on employee loans	914	17,718	—
Payments for deferred financing costs	(3,242,881)	(2,021,115)	(50,000)
Dividends paid for common and preferred	(13,469,627)	(8,283,860)	(2,830,540)

Net cash provided by (used in) financing activities	69,905,475	94,107,682	(2,888,270)

Net increase (decrease) in cash and cash equivalents	34,265,527	(27,014,130)	(70,321,476)

Cash and cash equivalents, beginning of period	1,740,159	28,754,289	99,075,765

Cash and cash equivalents, end of period	$36,005,686	$1,740,159	$28,754,289

Cash paid during period for interest	$8,045,342	$2,014,236	$—

NON-CASH INVESTING ACTIVITIES
Increase in asset retirement obligation	$1,631,294	$—	$—

NON-CASH FINANCING ACTIVITIES
Fixed rate debt assumed in connection with acquisitions	$30,129,654	$—	$—

Assumption of mortgage notes payable by buyer	$4,846,925	$—	$—

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$2,769,954	$75,000	$375,000

Acquisition of building in satisfaction of mortgage note receivable	$11,316,774	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
Gladstone Commercial Corporation (the “Company”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and was incorporated on February 14, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in real estate properties net leased to creditworthy entities and making mortgage loans to creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”).
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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was $5,351,412, $2,623,753, and $780,506 for the years ended December 31, 2006, 2005, and 2004 respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The value of these above-market leases as of December 31, 2006 was $1,563,275. Total amortization related to above-market lease values was $253,496 and $178,070 for the years ended December 31, 2006, and 2005 respectively. There was no amortization related to above-market leases values in 2004. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. The value of these below-market leases as of December 31, 2006 was $4,718,599 and total amortization related to below-market lease values was $696,261 for the year ended December 31, 2006. There were no below-market lease values recorded for the years ended December 31, 2005, and 2004.
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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which range from five to twenty years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets, including discontinued operations, was $2,998,062, $1,027,367 and $192,839 for the years ended December 31, 2006, 2005, and 2004 respectively.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	December 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$10,738,319	$(1,907,668)	$5,625,736	$(558,997)
Leasing costs	5,891,099	(1,267,829)	5,047,033	(505,078)
Customer relationships	10,962,963	(1,000,188)	4,496,128	(157,338)

	$27,592,381	$(4,175,685)	$15,168,897	$(1,221,413)

The estimated aggregate amortization expense for the current and each of the four succeeding fiscal years is as follows:

Estimated Amortization
Year	Expense
2007	$3,209,386
2008	3,209,386
2009	3,081,746
2010	2,972,663
2011	2,532,889
Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2006.
Provision for Loan Losses
The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its private lending assets. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at December 31, 2006.
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at December 31, 2006 were held in the custody of two financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
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
Deferred financing costs
Deferred financing costs consist of costs incurred to obtain long-term financing, including, legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured. Total amortization expense related to deferred financing costs, including discontinued operations, was $1,207,198 and $260,099 for the years ended December 31, 2006, and 2005 respectively. Approximately $590,000 of the deferred financing costs incurred for the year ended December 31, 2006 related to the write off of the unamortized deferred financing fees from the termination of the line of credit with Branch Banking and Trust in December 2006. There were no deferred financing costs recorded in 2004. Deferred financing costs are included in the interest expense line item in the consolidated financial statements.
Revenue recognition
Rental revenues include rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of December 31, 2006.
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

Stock based compensation
In December of 2004, the Financial Accounting Standards Board (“FASB”) approved the revision of SFAS No. 123, “Accounting for Stock-Based Compensation, and issued the revised SFAS No. 123(R), “Share-Based Payment.” In April of 2005, the effective date of adoption was changed from interim periods ending after June 15, 2005 to annual periods beginning after June 15, 2005. SFAS No. 123(R) effectively replaces SFAS No. 123, and supersedes APB Opinion No. 25. The new standard was effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant. The Company recorded total stock option compensation expense of $394,411 for the year ended December 31, 2006. As of December 31, 2006, there were no options outstanding.
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

In July of 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 effective for the year beginning January 1, 2007. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.
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
Foreign Currency Transactions
The Company purchased two properties in Canada in October of 2004. These properties were classified as held for sale as of June 30, 2006, and were sold in July of 2006. All gains and losses from foreign currency transactions are reflected in discontinued operations in the Company’s Consolidated Financial Statements. Rental payments from these properties were received in Canadian dollars. In accordance with SFAS No. 52 “Foreign Currency Translation,” the rental revenue received was recorded using the exchange rate as of the transaction date, which is the first day of each month. If the rental payment was received on a date other than the transaction date, then a realized foreign currency gain or loss was recorded on the financial statements. Straight line rent and any deferred rent asset or liability recorded in connection with monthly rental payments were also recorded using the exchange rate as of the transaction date. The Company was also required to remit quarterly tax payments to Canada from amounts withheld from the tenants in the Canadian properties. Since these payments were received from the tenants on dates different than the remittance date to Canada, the tax payments also resulted in realized foreign currency gains and losses on the income statement. In addition to rental payments that were denominated in Canadian dollars, the Company also had a bank account in Canada and the long-term financings on the two Canadian properties were also issued in Canadian dollars. All cash, deferred rent assets and mortgage notes payable related to the Canadian properties were re-valued at each balance sheet date to reflect the current exchange rate. The gains or losses from the valuation of the cash were recorded on the income statement as a realized gain or loss, and the valuation of the deferred rent assets and mortgage notes payable was recorded on the income statement as unrealized gains or losses on the translation of assets and liabilities. These unrealized losses became realized when the Canadian properties were sold in July 2006. A realized gain of $1,422,026 related to the sale of the Canadian properties was recognized for the year ended December 31, 2006. Realized foreign currency losses of $202,938 and $6,278 were recorded for the years ended December 31, 2006, and 2005 respectively, from the valuation of cash, tax payments made to the Canadian government, and the previously unrealized foreign currency losses associated with the valuation of the deferred rent assets and mortgage notes payable that became a realized foreign currency loss as of the date of sale. There were no realized foreign currency losses during 2004. An unrealized foreign currency loss of $212,279 was recorded for the year ended December 31, 2005. There were no unrealized foreign currency losses during 2006 or 2004.

Asset retirement obligations
In March of 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties of $1,631,294, approximately $728,000 of which related to properties acquired prior to 2006, for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. During the year ended December 31, 2006, the Company recorded $139,074 of expense, including discontinued operations, related to the cumulative accretion of the obligation from the Company’s acquisition of the related properties through December 31, 2006. The Company adopted FIN 47 as of December 31, 2005, but did not record the liability and the related cumulative effect as of December 31, 2005 because the Company deemed the impact of its initial estimates immaterial and worked to further refine these estimates.
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
2. Management Advisory Fee
Since inception, the Company has been externally managed pursuant to a contractual investment advisory arrangement with its Adviser, under which its Adviser has directly employed all of the Company’s personnel and paid its payroll, benefits, and general expenses directly. The Company’s initial investment advisory agreement with its Adviser was in place from February 13, 2003, inception, through December 31, 2006 (the “Initial Advisory Agreement”). On January 1, 2007, the Company entered into an amended and restated investment advisory agreement with its Adviser (the “Amended Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with Gladstone Administration (the “Administrator”). The management services and fees in effect under the Initial and Amended Advisory Agreements are described below. In addition, the Company will continue to pay its direct expenses including, but not limited to, legal, accounting, interest, tax preparation, directors and officers insurance, stock transfer services, shareholder related fees, consulting and related fees under the Amended Advisory Agreement.

Under the terms of the Initial Advisory Agreement and the new Amended Advisory Agreement, the Company is responsible for all expenses incurred for its direct benefit. Examples of these expenses include, legal, accounting, interest, tax preparation, directors and officers insurance, stock transfer services, shareholder related fees, consulting and related fees. During the years ended December 31, 2006, 2005, and 2004, the total amount of these expenses that the Company incurred was approximately $11,606,000, $4,024,000 and $1,142,000, respectively. All of these charges are incurred directly by the Company rather than by its Adviser for the Company’s benefit. Accordingly, the Company did not make any reimbursements to its Adviser for these amounts.
In addition, the Company is also responsible for all fees charged by third parties that are directly related to its business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although the Company may be able to pass some or all of such fees on to its tenants and borrowers). In the event that any of these expenses are incurred on the Company’s behalf by its Adviser, the Company is required to reimburse its Adviser on a dollar-for-dollar basis for all such amounts. During the years ended December 31, 2006, 2005, and 2004, the Company passed all such fees along to its tenants, and accordingly the Company did not incur any such fees during these periods. Accordingly, the Company did not make any reimbursements to its Adviser for these amounts.
Under the Initial Advisory Agreement, the Company was required to reimburse its Adviser for its pro rata share of its Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to the Company’s matters. During the years ended December 31, 2006, 2005, and 2004, these expenses were approximately $2,266,000, $1,547,000, and $903,000, respectively.
The Company was also required to reimburse its Adviser for its pro rata portion of all other expenses of its Adviser not reimbursed under the arrangements described above (“overhead expenses”), equal to the total overhead expenses of its Adviser, multiplied by the ratio of hours worked by its Adviser’s employees on the Company’s projects to the total hours worked by its Adviser’s employees. However, the Company was only required to reimburse its Adviser for its portion of its overhead expenses if the amount of payroll and benefits the Company reimbursed to its Adviser was less than 2.0% of the Company’s average invested assets for the year. Additionally, the Company was only required to reimburse its Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of the Company’s average invested assets for the year. The Company’s Adviser billed the Company on a monthly basis for these amounts. The Company’s Adviser was required to reimburse the Company annually for the amount by which amounts billed to and paid by the Company exceed this 2.0% limit during a given year. The amounts never exceeded the 2.0% limit, and the Company never received reimbursement. During the years ended December 31, 2006, 2005, and 2004, the Company reimbursed to its Adviser approximately $636,000, $571,000, and $285,000, respectively, of overhead expenses.

The following table shows the breakdown of the management advisory fee for years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005			For the Year Ended December 31, 2004
		Total		Total			Total	Total
	Total Allocated	Allocated	Total	Allocated	Total Allocated	Total	Allocated	Allocated	Total
	Payroll and	Overhead	Management	Payroll and	Overhead	Management	Payroll and	Overhead	Management
Period	Benefits	Expenses	Advisory Fee	Benefits	Expenses	Advisory Fee	Benefits	Expenses	Advisory Fee
Quarter ended March 31	467,719	185,023	652,742	347,314	124,547	471,861	165,838	63,577	229,415

Quarter ended June 30	561,316	158,076	719,392	349,801	149,231	499,032	215,414	64,708	280,122

Quarter ended September 30	513,220	143,696	656,916	458,814	162,546	621,360	265,887	67,937	333,824

Quarter ended December 31	723,839	149,164	873,003	390,614	135,173	525,787	256,063	88,352	344,415

Total	$2,266,094	$635,959	$2,902,053	$1,546,543	$571,497	$2,118,040	$903,202	$284,574	$1,187,776

The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, (“FFO”). For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee would reward the Company’s Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee, exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Company’s Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Company’s Adviser will also receive an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%. Under the Administration Agreement, the Company will pay separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations, including rent, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, controller, treasurer and their respective staffs.
The Incentive fee was put in effect in place of the Company’s 2003 Equity Incentive Plan (the “2003 Plan”). In connection with the approval of the Amended Advisory and Administration Agreements, and pursuant to the approval of the Company’s Board of Directors on July 11, 2006, on July 12, 2006, the Company accelerated in full the vesting of all outstanding options under the 2003 Plan, resulting in the acceleration of 35,000 unvested options. Also on July 12, 2006, the Company filed a Schedule TO and related documentation with the Securities and Exchange Commission, which described an offer to all executive officers and directors and the employees of the Adviser who held stock options to accelerate the expiration date of all of their outstanding options under the 2003 Plan to December 31, 2006 (as amended, the “Offer”). The Offer was conditional upon its acceptance by all option holders on or before its expiration on August 31, 2006, and all option holders accepted the Offer prior to that date. All outstanding options under the 2003 Plan were amended to expire on December 31, 2006. Upon the effectiveness of the Amended Advisory Agreement and Administration Agreement on January 1, 2007, the Initial Advisory Agreement was terminated.
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
The Company adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized during the year ended December 31, 2006 includes the cost for all stock-based payments granted prior to, but not yet vested, as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123.
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock options, stock appreciation rights, performance units and restricted stock units for periods prior to adoption of SFAS No. 123(R).

	For the year ended
	December 31, 2005	December 31, 2004
Net income, as reported	$3,601,945	$1,623,928

Less: Stock-based compensation expense determined using the fair value based method	(187,483)	(325,815)

Net income, pro-forma	$3,414,462	$1,298,113

Basic, as reported	$0.47	$0.21

Basic, pro-forma	$0.45	$0.17

Diluted, as reported	$0.47	$0.21

Diluted, pro-forma	$0.44	$0.17

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
The Company was required to record a one-time, non-cash expense as a result of the amendment of the options during the year ended December 31, 2006 of $314,593. For the year ended December 31, 2006 the Company recorded total stock option compensation expense of $394,411. As of December 31, 2006, there was no additional unrecognized compensation cost related to non-vested stock-based compensation awards granted, as a result of the acceleration of all options on July 11, 2006, and no options remained outstanding.
A summary of the status of the Company’s 2003 Plan from February 14, 2003 (inception) through December 31, 2006 is as follows:

		Weighted Average
	Shares	Exercise Price
Options outstanding at February 14, 2003	—
Granted	629,000	$15.00
Exercised	—

Options outstanding at December 31, 2003, of which 629,000 shares were exercisable	629,000	$15.00

Granted	280,000	$16.22
Exercised	(25,000)	$15.00
Forfeited	(15,000)	$15.73

Options outstanding at December 31, 2004, of which 599,000 shares are exercisable	869,000	$15.39

Granted	64,500	$15.47
Exercised	(5,000)	$15.00
Forfeited	(12,500)	$15.48

Options outstanding at December 31, 2005, of which 744,250 shares were exercisable	916,000	$15.39

Granted	—	$—
Exercised	(916,000)	$15.40
Forfeited	—	$—

Options outstanding and exercisable at December 31, 2006	—	$—

The following table is a summary of all notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of	Strike Price of	Amount of	Balance of
	Options	Options	Promissory Note	Employee Loans		Interest Rate
Date Issued	Exercised	Exercised	Issued to Employees	at 12/31/06	Term of Note	on Note
Sep-04	25,000	$15.00	$375,000	$374,155	9 years	5.00%
May-05	5,000	$15.00	$75,000	$57,808	9 years	6.00%
Apr-06	25,000	$15.00	$375,000	$375,000	5 years	7.77%
Apr-06	12,422	$16.10	$199,994	$199,994	9 years	7.77%
May-06	50,000	$16.85	$842,500	$842,500	10 years	7.87%
May-06	15,000	$16.10	$241,500	$241,500	10 years	7.87%
May-06	2,500	$16.01	$40,000	$39,405	10 years	7.87%
May-06	2,000	$16.10	$32,200	$32,200	10 years	7.87%
May-06	2,000	$16.10	$32,200	$32,200	10 years	7.87%
May-06	2,000	$16.68	$33,360	$33,360	10 years	7.87%
May-06	2,000	$15.00	$30,000	$30,000	10 years	7.87%
Oct-06	12,000	$16.10	$193,200	$193,200	9 years	8.17%
Nov-06	25,000	$15.00	$375,000	$375,000	9 years	8.15%
Dec-06	25,000	$15.00	$375,000	$375,000	10 years	8.12%

	204,922		$3,219,954	$3,201,322

These notes were recorded as loans to employees and are included in the equity section of the accompanying consolidated balance sheets. As of December 31, 2006, approximately $3.2 million of indebtedness was owed by current employees to the Company, and no current or former directors or executive officers had any loans outstanding.

On May 24, 2006, the Company’s stockholders approved the Amended Advisory Agreement with its Adviser and the Administrative Agreement with its Administrator. In connection with the approval of the Amended Advisory Agreement, the Company ceased further option grants and terminated the 2003 Plan on December 31, 2006.
On August 31, 2006, all the holders of currently outstanding stock options accepted the Company’s offer to amend their stock options and accelerate the expiration date of the outstanding options to December 31, 2006. Upon termination of the 2003 Plan, the Company implemented the Amended Advisory Agreement between the Company and the Adviser effective January 1, 2007, as discussed in Note 2.
4. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	For the year ended
	December 31, 2006	December 31, 2005	December 31, 2004
Net income available to common stockholders	$2,185,938	$3,601,945	$1,623,928

Denominator for basic weighted average shares	7,827,781	7,670,219	7,649,855
Dilutive effect of stock options	158,909	53,001	58,679

Denominator for diluted weighted average shares	7,986,690	7,723,220	7,708,534

Basic earnings per common share	$0.28	$0.47	$0.21

Diluted earnings per common share	$0.27	$0.47	$0.21

5. Real Estate
A summary of the 38 properties held by the Company as of December 31, 2006 is as follows:

Date Acquired	Location	Square Footage	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$ 4,812,630
Jan-04	Canton, Ohio	54,018	Office and Warehouse	3,011,989
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,282,137
Jun-04	Charlotte, North Carolina	64,500	Office	8,672,068
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	4,879,067
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,271,841
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,832,572
Sep-04	Austin, Texas	51,933	Flexible Office	6,973,555
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	904,857
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	5,851,742
Feb-05	San Antonio, Texas	60,245	Flexible Office	7,892,557
Feb-05	Columbus, Ohio	39,000	Industrial	2,677,223
Apr-05	Big Flats, New York	120,000	Industrial	6,476,632
May-05	Wichita, Kansas	69,287	Office	10,840,568
May-05	Arlington, Texas	64,000	Warehouse and Bakery	3,952,990
Jun-05	Dayton, Ohio	59,894	Office	2,390,966
Jul-05	Eatontown, New Jersey	30,268	Office	4,715,079
Jul-05	Franklin Township, New Jersey	183,000	Office and Warehouse	7,600,373
Jul-05	Duncan, South Carolina	278,020	Office and Manufacturing	14,975,010
Aug-05	Hazelwood, Missouri	51,155	Office and Warehouse	3,013,447
Sep-05	Angola, Indiana	52,080	Industrial	1,145,851
Sep-05	Angola, Indiana	50,000	Industrial	1,145,852
Sep-05	Rock Falls, Illinois	52,000	Industrial	1,145,852
Oct-05	Newburyport, Massachusetts	70,598	Industrial	6,966,136
Oct-05	Clintonville, Wisconsin	291,142	Industrial	4,626,528
Dec-05	Maple Heights, Ohio	347,218	Industrial	11,394,039
Dec-05	Richmond, Virginia	42,213	Office	5,958,713
Dec-05	Toledo, Ohio	23,368	Office	3,026,974
Feb-06	South Hadley, Massachusetts	150,000	Industrial	3,173,873
Feb-06	Champaign, Illinois	108,262	Office	14,191,527
Feb-06	Roseville, Minnesota	359,540	Office	27,199,265
May-06	Burnsville, Minnesota	114,100	Office	12,065,762
Jun-06	Menomonee Falls, Wisconsin	125,692	Industrial	7,445,274
Jul-06	Baytown, Texas	12,000	Office	2,630,964
Sep-06	Sterling Heights, Michigan	532,869	Industrial	11,280,432
Sep-06	Birmingham, Alabama	63,514	Industrial	1,564,592
Sep-06	Montgomery, Alabama	29,472	Industrial	1,564,593
Sep-06	Columbia, Missouri	16,275	Industrial	1,564,593

	Total real estate, net	4,629,552		$235,118,123

The following table sets forth the components of the Company’s investments in real estate:

	December 31, 2006	December 31, 2005
Real estate:
Land	$33,764,113	$20,329,568
Building	204,115,481	141,660,553
Tenant improvements	5,833,948	3,053,518
Accumulated depreciation	(8,595,419)	(3,408,878)

Real estate, net	$235,118,123	$161,634,761

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
On September 22, 2006, the Company conducted a foreclosure sale and was the successful bidder at such sale on a 532,869 square foot office and industrial building in Sterling Heights, Michigan. When the Company was determined to be the highest bidder, the mortgage loan was deemed to be satisfied to the extent of such bid. The Company obtained an independent appraisal on the security which indicated a fair value in excess of the outstanding principal balance and accrued, non-default interest due under the mortgage loan at the time of default. As a result of the fair value indicated in the appraisal, the Company determined that the loan was not impaired and a writedown was not necessary. The Company accounted for the asset received as if the assets had been acquired for cash and recorded the real estate asset at approximately $11.3 million, which equaled the outstanding principal balance of $10.9 million and accrued, non-default interest due under the mortgage loan of $0.4 million to the Company at that time. Under Michigan law, the borrower had six months from the date of foreclosure to redeem ownership of the property in exchange for payment of the bid amount plus certain other expenditures. As part of the resolution of the Company’s claims against the borrower and tenant, the borrower formally waived its right of redemption and permitted the Company to take immediate control of the property so that it could be re-rented.

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
In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the year ended December 31, 2006 as follows:

			Tenant			Customer	Below Market	Total Purchase
	Land	Building	Improvements	In-place leases	Leasing Costs	relationships	Rents	Price
South Hadley, Massachusetts	$470,636	$2,543,800	$—	$225,959	$46,710	$183,052	$—	$3,470,157
Champaign, Illinois	3,645,770	10,589,003	225,367	838,387	165,893	869,041	(1,223,286)	15,110,175
Roseville, Minnesota	2,587,757	23,623,407	1,182,263	2,448,286	491,342	2,881,122	(3,473,624)	29,740,553
Burnsville, Minnesota	3,510,711	7,827,812	863,658	463,237	316,043	1,126,538	—	14,107,999
Menomonee Falls, Wisconsin	624,700	6,870,586	40,030	138,320	1,154	379,284	—	8,054,074
Baytown, Texas	221,314	2,362,986	80,483	—	54,277	100,949	—	2,820,009
Sterling Heights, Michigan	2,734,887	8,606,190						11,341,077
Birmingham, Alabama;
Montgomery Alabama;
Columbia, Missouri	1,005,450	3,633,086	39,268	74,985	2,900	209,165	—	4,964,854

	$14,801,225	$66,056,870	$2,431,069	$4,189,174	$1,078,319	$5,749,151	$(4,696,910)	$89,608,898

The weighted average amortization period, for properties acquired during the year ended December 31, 2006, for in-place leases is approximately 8.3 years, for leasing costs is approximately 8.1 years, for customer relationships is approximately 13.8 years, for below market rents is 6.2 years and for all intangible assets is approximately 9.9 years.
Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses in effect at December 31, 2006, are as follows:

Year	Lease Payments
2007	23,723,608
2008	24,121,101
2009	23,427,686
2010	22,704,678
2011	20,772,193
Thereafter	75,539,650
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however, the Company would be required to pay property taxes on the respective property in the event the tenant fails to pay them. The total annualized property taxes for all properties outstanding as of December 31, 2006 is approximately $4.3 million.

6. Discontinued Operations
On July 21, 2006, the Company sold its two Canadian properties for approximately $6.9 million, for a gain on the sale of approximately $1.4 million. The Company paid and fully accrued approximately $315,000 in taxes related to the gain on the sale, although the actual amount of taxes due will not be finalized until 2006 tax returns are filed. The Company has been advised that the actual amount of taxes should be approximately $235,000, or $80,000 less than what was paid at closing, subject to final adjustments and federal (Canadian) tax return review. The mortgages associated with the Canadian properties were assumed by the buyer at closing.
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

		For the year ended

	December 31, 2006	December 31, 2005	December 31, 2004

Operating revenue	$342,629	$583,830	$121,073
Operating expense	(22,732)	(23,537)	(24)
Taxes & Licenses	(11,736)	(6,448)	—
Interest expense	(143,716)	(114,309)	—
Depreciation expense	(52,300)	(129,991)	(26,374)
Gain on sale of real estate	1,106,590	—	—
Realized and unrealized losses on foregin currency transactions	(202,938)	(218,557)	—

Income from discontinued operations	$1,015,797	$90,988	$94,675

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
In August 2006, the Company ceased accruing revenues on its mortgage loan secured by an industrial property in Sterling Heights, Michigan due to non-payment. The Company placed the borrower in default and began pursuing available remedies under its mortgage, including instituting foreclosure proceedings on the property. The Company obtained an independent appraisal on the security which indicated a fair value in excess of the outstanding principal balance and accrued, non-default interest due under the mortgage loan at the time of default. As a result of the fair value indicated in the appraisal, the Company determined that the loan was not impaired and a write down was not necessary. At the foreclosure sale on September 22, 2006, the Company was the successful bidder. When the Company was determined to be the highest bidder, the mortgage loan was deemed to be satisfied to the extent of the Company’s bid. The Company accounted for the asset received as if the asset had been acquired for cash and recorded the real estate asset at approximately $11.3 million, which equaled the outstanding principal balance and accrued, non-default interest due under the mortgage loan to the Company at that time. Under Michigan law, the borrower had six months from the date of foreclosure to redeem ownership of the property in exchange for payment of the bid amount plus certain other expenditures. As part of the resolution of the Company’s claims against the borrower and tenant, the borrower formally waived its right of redemption and permitted the Company to take immediate possession of the property so that it could be leased to a new tenant. The Company also pursued its claims against the borrower for the deficiency relating to default interest, expenses and prepayment fees of approximately $650,000. The Company pursued such deficiency claims against the owner and its affiliated tenant who had filed bankruptcy and collected approximately $655,000 from the tenant and borrower, recovering all of its claims against the borrower in full.
8. Mortgage Notes Payable
As of December 31, 2006 the Company had 10 fixed-rate mortgage notes payable collateralized by a total of 23 properties. The weighted-average interest rate on the mortgage notes payable as of December 31, 2006 was approximately 5.7%. A summary of the mortgage notes payable as of December 31, 2006 and 2005 are as follows:

Date of Issuance	Principal Maturity		Balance Outstanding
of Note	Date	Interest Rate	December 31, 2006	December 31, 2005
3/16/2005	4/1/2030	6.3300%	$3,060,093	$3,113,102
7/19/2005	8/1/2015	5.2200%	—	4,644,859
8/25/2005	9/1/2015	5.3310%	21,757,000	21,757,000
9/12/2005	9/1/2015	5.2100%	12,588,000	12,588,000
12/21/2005	12/8/2015	5.7107%	19,456,000	19,456,000
2/21/2006	12/1/2013	5.9100%	9,620,050	—
2/21/2006	6/30/2014	5.2000%	20,104,716	—
3/29/2006	4/1/2016	5.9200%	17,000,000	—
4/27/2006	5/5/2016	6.5800%	14,753,579	—
11/22/2006	12/1/2016	5.7600%	14,309,000	—
12/22/2006	1/1/2017	5.7900%	21,846,000

			$154,494,438	$61,558,961

The fair market value of all fixed-rate debt outstanding as of December 31, 2006 is approximately $153,000,000, as compared to the carrying value stated above of approximately $154,000,000.
Scheduled principal payments of mortgage notes payable are as follows:

Scheduled
principal
Year	payments
2007	868,213
2008	1,371,558
2009	2,017,730
2010	2,137,220
2011	2,407,409
Thereafter	145,692,308
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
On November 22, 2006, through wholly-owned subsidiaries, the Company borrowed approximately $14.3 million pursuant to a long-term note payable from CIBC, Inc. which is collateralized by security interests in its San Antonio, Texas property, its Arlington, Texas property, and its Lexington, North Carolina property in the amounts of approximately $7.2 million, $4.2 million, and $2.9 million, respectively. The note accrues interest at a rate of 5.76% per year, and the Company may not repay this note until after September 1, 2016, or the Company would be subject to a substantial prepayment penalty. The note has a maturity date of December 1, 2016, and the Company used the proceeds from the note to pay down the remaining balance on its line of credit.
On December 22, 2006, through wholly-owned subsidiaries, the Company borrowed approximately $21.8 million pursuant to a long-term note payable from CIBC, Inc. which is collateralized by security interests in its Burnsville, Minnesota property, its Newburyport, Massachusetts property, and its Toledo, Ohio property in the amounts of approximately $12.0 million, $6.8 million, and $3.0 million, respectively. The note accrues interest at a rate of 5.79% per year, and the Company may not repay this note until after October 1, 2016, or the Company would be subject to a substantial prepayment penalty. The note has a maturity date of January 1, 2017, and the Company intends to use the proceeds for future acquisitions.
9. Stockholders’ Equity
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
Dividends paid per common share for the years ended December 31, 2006, 2005 and 2004 were $1.44, $0.96 and $0.48 per share, respectively. Dividends paid per share of Series A Preferred Stock for the year ended December 31, 2006 was approximately $1.79 per share. Dividends paid per share of Series B Preferred Stock for the year ended December 31, 2006 was approximately $0.34. The tax status of the distributions is reflected in the table below:

			Long-Term
	Ordinary Income	Return of Capital	Capital Gains
Common Stock
For the year ended December 31, 2004	68.97050%	31.02945%	0.00000%
For the year ended December 31, 2005	50.44580%	49.55420%	0.00000%
For the year ended December 31, 2006	2.06500%	95.60560%	2.32940%

Series A Preferred Stock
For the year ended December 31, 2006	46.99260%	0.00000%	53.00740%

Series B Preferred Stock
For the year ended December 31, 2006	46.99260%	0.00000%	53.00740%

10. Segment Information
As of December 31, 2006, the Company’s operations are derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the years ended December 31, 2006, 2005 and 2004:

	As of and for the year ended December 31, 2006
		Real Estate
	Real Estate Leasing	Lending	Other	Total
Operating revenues	$24,100,315	$1,845,231	$—	$25,945,546
Operating expenses	(8,619,348)	—	(5,447,748)	(14,067,096)
Other loss	—	—	(8,521,419)	(8,521,419)
Discontinued operations	1,015,797	—	—	1,015,797

Net income (loss)	$16,496,764	$1,845,231	$(13,969,167)	$4,372,828

Total Assets	$264,511,627	$10,000,000	$41,254,395	$315,766,022

	As of and for the year ended December 31, 2005
		Real Estate
	Real Estate Leasing	Lending	Other	Total
Operating revenues	$10,965,711	$1,915,795	$—	$12,881,506
Operating expenses	(3,763,931)	—	(3,421,109)	(7,185,040)
Other loss	—	—	(2,185,509)	(2,185,509)
Discontinued operations	90,988	—	—	90,988

Net income (loss)	$7,292,768	$1,915,795	$(5,606,618)	$3,601,945

Total Assets	$179,848,595	$21,096,564	$6,101,795	$207,046,954

	As of and for the year ended December 31, 2004
		Real Estate
	Real Estate Leasing	Lending	Other	Total
Operating revenues	$3,210,142	$981,187	$—	$4,191,329
Operating expenses	(960,574)	—	(2,316,161)	(3,276,735)
Other income	—	—	614,659	614,659
Discontinued operations	94,675	—	—	94,675

Net income (loss)	$2,344,243	$981,187	$(1,701,502)	$1,623,928

Total Assets	$64,889,448	$11,301,364	$29,394,282	$105,585,094

The amounts included under other income or loss in the tables above includes interest income, interest expense and any other miscellaneous income earned that was not specifically derived from either operating segment.
11. Line of Credit
On December 29, 2006, the Company entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. The new revolving credit facility replaces a previous facility led by BB&T, which was terminated upon the closing of the new line. Upon termination of the credit facility with BB&T, the Company wrote off approximately $590,000 in unamortized deferred financing fees. The interest rate charged on the advances under the facility is based on the London Interbank Offered Rate

(“LIBOR”), the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. The maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As the Company arranges for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of December 31, 2006, there was $0 outstanding under the line of credit.
12. Pro Forma Financial Information (unaudited)
The following table reflects financial information as if our 2006 acquisitions and dispositions, and our 2005 acquisitions had occurred at the beginning of the respective periods:

	For the year ended	For the year ended
	December 31, 2006	December 31, 2005
Operating Data:
Total operating revenue	$29,063,963	$18,525,558
Total operating expenses	(15,061,821)	(10,556,172)
Other expense	(8,521,419)	(2,185,509)

Net income	$5,480,723	$5,783,877

Dividends attributable to preferred stock	(2,186,890)	—

Net income available to common stockholders	$3,293,833	$5,783,877

Share and Per Share Data:
Basic net income	$0.42	$0.75
Diluted net income	$0.41	$0.75
Weighted average shares outstanding-basic	7,827,781	7,670,219
Weighted average shares outstanding-diluted	7,986,690	7,723,220
These pro-forma consolidated income statements are not necessarily indicative of what actual results would have been had the Company acquired the specified properties as of the beginning of the periods presented.

13. Quarterly Financial Information (unaudited)
The following table represents the quarterly results of operations for the years ended December 31, 2006 and December 31, 2005, certain amounts from prior quarters’ financial statements have been reclassified to conform to the below presentation. These reclassifications had no effect on previously reported net income.

	Year ended December 31, 2006
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating revenues	$5,425,607	$6,630,062	$6,735,976	$7,153,901
Operating expenses	3,022,999	3,523,818	3,620,149	3,900,130
Other expense	(1,605,649)	(2,112,922)	(2,450,869)	(2,351,979)

Income from continuing operations	796,959	993,322	664,958	901,792
Discontinued operations	49,837	(140,557)	1,112,461	(5,944)

Net income	846,796	852,765	1,777,419	895,848
Dividends attributable to preferred stock	(344,444)	(484,375)	(484,375)	(873,696)

Net income available to common stockholders	502,352	368,390	1,293,044	22,152

Net income available to common stockholders — basic	$0.07	$0.05	$0.16	$0.00
Net income available to common stockholders — diluted	0.06	0.05	0.16	0.00

Weighted average shares outstanding — basic	7,672,000	7,762,503	7,820,376	8,052,148
Weighted average shares outstanding — diluted	7,821,658	7,911,871	7,981,071	8,196,605

	Year ended December 31, 2005
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Operating revenues	$2,003,479	$2,631,176	$3,889,935	$4,356,916
Operating expenses	1,638,505	1,346,344	2,018,877	2,181,314
Other income (expense)	62,989	(236,375)	(849,582)	(1,162,541)

Income from continuing operations	427,963	1,048,457	1,021,476	1,013,061
Discontinued operations	107,221	101,074	(154,065)	36,758

Net income	535,184	1,149,531	867,411	1,049,819
Dividends attributable to preferred stock	—	—	—	—

Net income available to common stockholders	535,184	1,149,531	867,411	1,049,819

Net income available to common stockholders — basic	$0.07	$0.15	$0.11	$0.14
Net income available to common stockholders — diluted	0.07	0.15	0.11	0.14

Weighted average shares outstanding — basic	7,667,000	7,669,802	7,672,000	7,672,000
Weighted average shares outstanding — diluted	7,733,335	7,692,639	7,725,667	7,737,297

14. Subsequent Events
On January 1, 2007, the Company entered into the Amended Advisory Agreement with its Adviser, and the Administration Agreement with its Administrator, as described in footnote two.
On January 5, 2007, the Company acquired a 60,000 square foot office building in Mason, Ohio for approximately $7.9 million, including transaction costs, which was funded from cash on hand. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately six years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for annual rents of approximately $0.6 million in 2007, with prescribed escalations thereafter.
On January 9, 2007, the Board of Directors declared cash dividends of $0.12 per common share for each of the months of January, February and March of 2007. Monthly dividends will be payable on January 31, 2007, February 28, 2007 and March 30, 2007, to those shareholders of record for those dates on January 23, 2007, February 20, 2007 and March 22, 2007, respectively.
On January 9, 2007, the Board of Directors declared cash dividends of $0.1614583 per share on the Series A preferred stock for each of the months of January, February and March of 2007. Monthly dividends will be payable on January 31, 2007, February 28, 2007 and March 30, 2007, to those shareholders of record for those dates on January 23, 2007, February 20, 2007 and March 22, 2007, respectively.
On January 9, 2007, the Board of Directors declared cash dividends of $0.15625 per share on the Series B preferred stock for each of the months of January, February and March of 2007. Monthly dividends will be payable on January 31, 2007, February 28, 2007 and March 30, 2007, to those shareholders of record for those dates on January 23, 2007, February 20, 2007 and March 22, 2007, respectively.
On February 8, 2007, through wholly-owned subsidiaries, the Company borrowed approximately $13.8 million pursuant to a long-term note payable from KeyBank National Association which is collateralized by security interests in its Austin, Texas property, its Richmond, Virginia property and its Baytown, Texas property in the amounts of approximately $6.5 million, $5.3 million, and $2.0 million, respectively. The note accrues interest at a rate of 6.00% per year. The note has a maturity date of March 1, 2017, although the Company may repay this note with 60 days notice to KeyBank, but would be subject to a substantial prepayment penalty. The Company intends to use the proceeds from the note for future acquisitions.
On February 16, 2007, the Company acquired a 115,500 square foot office building in Raleigh, North Carolina for approximately $7.8 million, including transaction costs, which was funded from cash on hand. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately three years. The tenant has one option to extend the lease for an additional period of five years. The lease provides for annual rents of approximately $0.6 million in 2007, with prescribed escalations thereafter.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

		Initial Cost			Total Cost
				Costs Capitalized
			Buildings &	Subsequent to		Buildings &		Accumulated
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (1)	Net Real Estate	Date Acquired
Raleigh, North Carolina, Office Building	$—	$960,000	$4,480,772	$—	$960,000	$4,480,772	$5,440,772	$628,142	$4,812,630	12/23/2003

Canton, Ohio, Office & Warehouse Building	2,950,000	186,739	3,082,007	—	186,739	3,082,007	3,268,746	256,757	3,011,989	1/30/2004

Akron, Ohio, Office & Laboratory Building	7,560,000	1,974,000	6,769,565	19,782	1,974,000	6,789,347	8,763,347	481,210	8,282,137	4/29/2004
Charlotte, North Carolina, Office Building	7,125,000	741,296	8,423,389	59,190	741,296	8,482,579	9,223,875	551,807	8,672,068	6/30/2004

Canton, North Carolina, Commercial & Manufacturing Building	3,060,094	150,000	5,050,000	—	150,000	5,050,000	5,200,000	320,933	4,879,067	7/6/2004
Snyder Township, Pennsylvania, Commercial & Warehouse Building	5,760,000	100,000	6,573,902	6,907	100,000	6,580,809	6,680,809	408,968	6,271,841	8/5/2004
Lexington, North Carolina, Commercial & Warehouse Building	2,881,000	850,000	2,106,845	6,637	850,000	2,113,482	2,963,482	130,910	2,832,572	8/5/2004
Austin, Texas, Office Building	—	1,000,000	6,295,794	46,095	1,000,000	6,341,889	7,341,889	368,334	6,973,555	9/16/2004

Norfolk, Virginia, Commercial & Manufacturing Building	—	190,000	739,521	18,190	190,000	757,711	947,711	42,854	904,857	10/15/2004
Mt. Pocono, Pennsylvania, Commercial & Manufacturing Building	—	350,000	5,818,703	18,430	350,000	5,837,133	6,187,133	335,391	5,851,742	10/15/2004
San Antonio, Texas, Flexible Office Building	7,260,000	843,000	7,513,750	22,673	843,000	7,536,423	8,379,423	486,866	7,892,557	2/10/2005
Columbus, Ohio, Industrial Building	2,800,000	410,000	2,385,108	—	410,000	2,385,108	2,795,108	117,885	2,677,223	2/10/2005
Big Flats, New York, Industrial Building	5,630,000	275,000	6,459,318	33,666	275,000	6,492,984	6,767,984	291,352	6,476,632	4/15/2005
Wichita, Kansas, Office Building	8,943,520	1,525,000	9,702,731	51,453	1,525,000	9,754,184	11,279,184	438,616	10,840,568	5/18/2005
Arlington, Texas, Warehouse & Bakery Building	4,168,000	635,964	3,431,307	37,604	635,964	3,468,911	4,104,875	151,885	3,952,990	5/26/2005
Dayton, Ohio, Office Building	2,078,000	525,000	1,877,727	96,697	525,000	1,974,424	2,499,424	108,459	2,390,966	6/30/2005
Eatontown, New Jersey, Office Building	4,580,000	1,350,630	3,520,062	6,681	1,350,630	3,526,743	4,877,373	162,294	4,715,079	7/7/2005
Frankling Township, New Jersey, Office & Warehouse Building	6,790,000	1,631,534	6,199,849	—	1,631,534	6,199,849	7,831,383	231,010	7,600,373	7/11/2005
Duncan, South Carolina, Office & Manufacturing Building	14,632,000	977,898	14,516,825	39,935	977,898	14,556,760	15,534,658	559,648	14,975,010	7/14/2005
Hazelwood, Missouri, Office & Warehouse Building	—	763,178	2,309,058	29,962	763,178	2,339,020	3,102,198	88,751	3,013,447	8/5/2005

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2006

		Initial Cost			Total Cost
				Costs Capitalized
			Buildings &	Subsequent to		Buildings &		Accumulated
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (1)	Net Real Estate	Date Acquired
Angola, Indiana, Industrial Building	739,926	65,780	1,074,758	—	65,780	1,074,758	1,140,538	37,613	1,145,851	9/2/2005
Angola, Indiana, Industrial Building	739,927	131,559	1,129,874	—	131,559	1,129,874	1,261,433	37,613	1,145,852	9/2/2005
Rock Falls, Illinois, Industrial Building	739,927	35,082	1,113,340	—	35,082	1,113,340	1,148,422	37,613	1,145,852	9/2/2005
Newburyport, Massachusetts, Industrial Building	6,846,000	628,690	6,504,056	42,895	628,690	6,546,951	7,175,641	209,505	6,966,136	10/17/2005
Clintonville, Wisconsin, Industrial Manufacturing Building	3,590,278	54,674	4,717,090	—	54,674	4,717,090	4,771,764	145,236	4,626,528	10/31/2005
Maple Heights, Ohio, Industrial Building	10,896,000	1,608,976	10,065,475	37,869	1,608,976	10,103,344	11,712,320	318,281	11,394,039	12/21/2005
Richmond, Virginia Industrial Building	—	735,820	5,335,863	36,437	735,820	5,372,300	6,108,120	149,407	5,958,713	12/30/2005
Toledo, Oho Industrial Building	3,000,000	263,068	2,811,801	39,916	263,068	2,851,717	3,114,785	87,811	3,026,974	12/30/2005
South Hadley, Massachusetts Industrial Building	—	470,636	2,765,376	—	470,636	2,765,376	3,236,012	62,139	3,173,873	2/15/2006
Champaign, Illinois Office Building	9,620,050	3,645,770	10,803,824	10,546	3,645,770	10,814,370	14,460,140	268,613	14,191,527	2/21/2006
Roseville, Minnesota Office Building	20,104,716	2,587,757	25,290,127	—	2,587,757	25,290,127	27,877,884	678,618	27,199,265	2/21/2006
Burnsville, Minnesota Office Building	12,000,000	3,510,711	8,746,407	—	3,510,711	8,746,407	12,257,118	191,356	12,065,762	5/10/2006
Menomonee Falls, Wisconsin Industrial Building	—	624,700	6,910,616	—	624,700	6,910,616	7,535,316	90,042	7,445,274	6/30/2006
Baytown, Texas Office Building	—	221,314	2,443,469	—	221,314	2,443,469	2,664,783	33,819	2,630,964	7/11/2006
Sterling Heights, Michigan Industrial Building	—	2,734,887	8,606,190	—	2,734,887	8,606,190	11,341,077	60,645	11,280,432	9/22/2006
Birmingham, Alabama Industrial Building	—	335,150	1,237,789	—	335,150	1,237,789	1,572,939	8,345	1,564,592	9/29/2006
Montgomery, Alabama Industrial Building	—	335,150	1,237,788	—	335,150	1,237,788	1,572,938	8,345	1,564,593	9/29/2006
Columbia, Missouri Industrial Building	—	335,150	1,237,788	—	335,150	1,237,788	1,572,938	8,345	1,564,593	9/29/2006

	$154,494,438	$33,764,113	$209,287,864	$661,565	$33,764,113	$209,949,429	$243,713,542	$8,595,419	$235,118,123

(1)	Depreciable life of all buildings is 39 years. Depreciable life of all improvements is the life of the respective leases on each building, which range from 5-20 years.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2006, 2005, and 2004, respectively:

	2006	2005	2004
Balance at beginning of period	$165,043,640	$61,251,455	$5,440,772

Additions during period	83,649,860	103,792,185	55,810,683

Dispositions during period	(4,979,958)	—	—

Balance at end of period	$243,713,542	$165,043,640	$61,251,455

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2006, 2005, and 2004, respectively:
Accumulated Depreciation

	2006	2005	2004
Balance at beginning of period	$3,408,879	$785,125	$4,619

Additions during period	5,351,414	2,623,754	780,506

Dispositions during period	(164,874)	—	—

Balance at end of period	$8,595,419	$3,408,879	$785,125

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2006

			Final				Carrying	Principal Amount of Loans
			Maturity			Face Amount	Amount of	Subject to Delinquent
Location of Real Estate	Type of Loan	Interest Rate	Date	Periodic Payment Term	Prior Lien	of Mortgage	Mortgage	Principal or Interest
McLean, Virginia	First Mortgage	1 month LIBOR +6%; Floor of 7.5%, Ceiling of 10%	5/30/2017	Monthly payment based upon a 24 year amortization term, which variates based on LIBOR, with a floor of 7.5% and a ceiling of 10%. Balloon payment at maturity is $8,488,577.88.	—	$10,000,000	$10,000,000	$ —

						$10,000,000	$10,000,000

The following table reconciles the change in the balance of mortgage loans on real estate during the years ended December 31, 2006, 2005, and 2004, respectively:

	December 31, 2006	December 31, 2005	December 31, 2004
Balance at beginning of period	$21,025,815	$11,107,717	$—

New mortgage loans	—	10,000,000	11,170,000

Collections of principal	(44,742)	(81,902)	(62,283)

Satisfaction of mortgage loan receivable	(10,981,073)	—	—

Balance at end of period	$10,000,000	$21,025,815	$11,107,717

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2006, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
c) Attestation Report of the Registered Public Accounting Firm
Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10K.
d) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2007 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference to our Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the 2007 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference to our Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the 2007 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by Item 12 is hereby incorporated by reference to our Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the 2007 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions
The information required by Item 13 is hereby incorporated by reference to our Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the 2007 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference to our Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the 2007 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
a.	DOCUMENTS FILED AS PART OF THIS REPORT
1.	The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Financial Statements

2.	Financial statement schedules

Schedule III – Real Estate and Accumulated Depreciation is filed herewith.

Schedule IV – Mortgage Loans on Real Estate is filed herewith.

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed September 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.3†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

3.4†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.1†	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.2†	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed October 19, 2006.

10.1†	Amended and Restated Advisory Agreement between Gladstone Commercial Corporation and Gladstone Management Corporation, dated August 7, 2003, incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

10.2*	2003 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-106024), filed July 22, 2003.

10.3†	Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated July 17, 2003, incorporated by reference to Exhibit 10.3 to Pre -Effective Amendment No. 1 to the Registration Statement on Form S -11 (File No. 333-106024), filed July 22, 2003.

10.4†	Real Property Purchase and Sale Agreement between 3058348 Nova Scotia Company, 3058349 Nova Scotia Company and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.4 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.5†	Real Property Purchase and Sale Agreement between PBC – Pocono, L.L.C., PBC– Norfolk, L.L.C. and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.6†	Trademark License Agreement, dated December 20, 2004, between Gladstone Commercial Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.6 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

Exhibit	Description of Document
10.7†	Amendment No. 2 to the 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.8†	First Amendment to Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated September 1, 2004, incorporated by reference to Exhibit 10.8 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.9†	Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of February 28, 2005, incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K (File No. 000-50363), filed March 1, 2005.

10.10†	Promissory Note between Key Bank National Association and CMI04 Canton NC LLC, dated March 14, 2005, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50363), filed May 4, 2005.

10.11†	First Amendment to Credit Agreement and Waiver by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of April 21, 2005, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50363), filed May 4, 2005.

10.12†	Second Amendment to Credit Agreement and Loan Documents by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of July 6, 2005, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-50363), filed August 2, 2005.

10.13†	Loan Agreement between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed August 29, 2005.

10.14†	Promissory Note between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-50363), filed August 29, 2005.

10.15†	Mortgage and Security Agreement between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 000-50363), filed September 13, 2005.

10.16†	Fixed Rate Note between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K (File No. 000-50363), filed September 13, 2005.

10.17†	Loan Agreement between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K (File No. 000-50363), filed December 22, 2005.

10.18†	Promissory Note between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K (File No. 000-50363), filed December 22, 2005.

Exhibit	Description of Document
10.19†	First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed February 1, 2006.

10.20†	Loan agreement between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.21†	Assumption agreement between Stonewater Dox Funding LLC, ACI06 Champaign IL LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.21 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.22†	Promissory note between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.22 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.23†	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006., incorporated by reference to Exhibit 10.23 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.24†	Loan agreement between Stonewater Dox Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.24 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.25†	Loan assumption agreement between Stonewater UIS Funding LLC, and UC06 Roseville MN LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.25 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.26†	Promissory note between Stonewater UIS Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.27†	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006, incorporated by reference to Exhibit 10.27 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.28†	Amended and Restated Credit Agreement among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of March 17, 2006, incorporated by reference to Exhibit 10.28 of the Current Report on Form 8-K (File No. 000-50363), filed March 22, 2006.

Exhibit	Description of Document
10.29†	Loan agreement between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10.30†	Promissory note between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10.31†	First Amendment to Amended and Restated Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of June 29, 2006, incorporated by reference to Exhibit 10.31 of the Current Report on Form 8-K (File No. 000-50363), filed June 30, 2006.

10.32*	Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 12, 2006.

10.33†	Custodial Agreement between Branch Banking and Trust Company of Virginia, as Custodian, and Gladstone Commercial Company, dated as of May 1, 2006, incorporated by reference to Exhibit 10.33 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10.34†	Deed of Trust, Assignment of Leases and Rents and Security Agreement between First Park Ten COCO San Antonio, L.P. and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.35†	Deed of Trust, Assignment of Leases and Rents and Security Agreement between SLEE Grand Prairie, L.P. and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.36†	Deed of Trust, Assignment of Leases and Rents and Security Agreement between OB Midway NC Gladstone Commercial LLC, and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.37†	Promissory Note First Park Ten COCO San Antonio, L.P., SLEE Grand Prairie, L.P. and OB Midway NC Gladstone Commercial LLC and CIBC Inc., N.A., dated as of November 22, 2006, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.38†	Mortgage, Assignment of Leases and Rents and Security Agreement between HMBF05 Newburyport MA LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.39†	Open-end Mortgage, Assignment of Leases and Rents and Security Agreement between SVMMC05 Toledo OH LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.40†	Mortgage, Assignment of Leases and Rents and Security Agreement between TCI06 Burnsville MC LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

Exhibit	Description of Document
10.41†	Promissory Note between HMBF05 Newburyport MA LLC, SVMMC05 Toledo OH LLC and TCI06 Burnsville MC LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.42†	Credit Agreement dated as of December 29, 2006 among Gladstone Commercial Limited Partnership as Borrower and Gladstone Commercial Corporation as Guarantor, the Initial Guarantors Listed Therein, the Banks Listed Therein and KeyBank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007.

10.43†	Amended and Restated Investment Advisory Agreement between Gladstone Commercial Corporation and Gladstone Management Corporation, dated January 1, 2007 incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007.

10.44†	Administration Agreement between Gladstone Commercial Corporation and Gladstone Administration, LLC, dated January 1, 2007 incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this report)

14†	Code of Business Conduct and Ethics, dated October 11, 2005, incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (File No. 000-50363), filed October 12, 2005.

21	Subsidiaries of Gladstone Commercial Corporation.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Incorporated by reference.

*	Denotes management contract, compensation plan, contract or other arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: February 27, 2007	By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 27, 2007	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 27, 2007	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker
President, Chief Operating Officer and Director

Date: February 27, 2007	By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer (principal financial and accounting officer)

Date: February 27, 2007	By:	/s/ David A.R. Dullum
David A.R. Dullum
Director

Date: February 27, 2007	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 27, 2007	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 27, 2007	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: February 27, 2007	By:	/s/ Maurice Coulon
Maurice Coulon
Director

Date: February 27, 2007	By:	/s/ John Outland
John Outland
Director

Date: February 27, 2007	By:	/s/ Gerard Mead
Gerard Mead
Director

Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed September 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.3†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

3.4†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.1†	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.2†	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed October 19, 2006.

10.1†	Amended and Restated Advisory Agreement between Gladstone Commercial Corporation and Gladstone Management Corporation, dated August 7, 2003, incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

10.2*	2003 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-106024), filed July 22, 2003.

10.3†	Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated July 17, 2003, incorporated by reference to Exhibit 10.3 to Pre -Effective Amendment No. 1 to the Registration Statement on Form S -11 (File No. 333-106024), filed July 22, 2003.

10.4†	Real Property Purchase and Sale Agreement between 3058348 Nova Scotia Company, 3058349 Nova Scotia Company and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.4 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.5†	Real Property Purchase and Sale Agreement between PBC – Pocono, L.L.C., PBC– Norfolk, L.L.C. and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.6†	Trademark License Agreement, dated December 20, 2004, between Gladstone Commercial Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.6 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

Exhibit	Description of Document
10.7†	Amendment No. 2 to the 2003 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.8†	First Amendment to Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated September 1, 2004, incorporated by reference to Exhibit 10.8 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.9†	Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of February 28, 2005, incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K (File No. 000-50363), filed March 1, 2005.

10.10†	Promissory Note between Key Bank National Association and CMI04 Canton NC LLC, dated March 14, 2005, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50363), filed May 4, 2005.

10.11†	First Amendment to Credit Agreement and Waiver by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company and certain other parties, dated as of April 21, 2005, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50363), filed May 4, 2005.

10.12†	Second Amendment to Credit Agreement and Loan Documents by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of July 6, 2005, incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-50363), filed August 2, 2005.

10.13†	Loan Agreement between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed August 29, 2005.

10.14†	Promissory Note between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-50363), filed August 29, 2005.

10.15†	Mortgage and Security Agreement between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 000-50363), filed September 13, 2005.

10.16†	Fixed Rate Note between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K (File No. 000-50363), filed September 13, 2005.

10.17†	Loan Agreement between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K (File No. 000-50363), filed December 22, 2005.

10.18†	Promissory Note between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K (File No. 000-50363), filed December 22, 2005.

10.19†	First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed February 1, 2006.

Exhibit	Description of Document
10.20†	Loan agreement between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.21†	Assumption agreement between Stonewater Dox Funding LLC, ACI06 Champaign IL LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.21 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.22†	Promissory note between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.22 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.23†	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006., incorporated by reference to Exhibit 10.23 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.24†	Loan agreement between Stonewater Dox Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.24 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.25†	Loan assumption agreement between Stonewater UIS Funding LLC, and UC06 Roseville MN LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.25 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.26†	Promissory note between Stonewater UIS Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.27†	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006, incorporated by reference to Exhibit 10.27 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.28†	Amended and Restated Credit Agreement among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of March 17, 2006, incorporated by reference to Exhibit 10.28 of the Current Report on Form 8-K (File No. 000-50363), filed March 22, 2006.

10.29†	Loan agreement between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

Exhibit	Description of Document
10.30†	Promissory note between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10.31†	First Amendment to Amended and Restated Credit Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, Branch Banking and Trust Company, and certain other parties, dated as of June 29, 2006, incorporated by reference to Exhibit 10.31 of the Current Report on Form 8-K (File No. 000-50363), filed June 30, 2006.

10.32*	Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 12, 2006.

10.33†	Custodial Agreement between Branch Banking and Trust Company of Virginia, as Custodian, and Gladstone Commercial Company, dated as of May 1, 2006, incorporated by reference to Exhibit 10.33 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10.34†	Deed of Trust, Assignment of Leases and Rents and Security Agreement between First Park Ten COCO San Antonio, L.P. and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.35†	Deed of Trust, Assignment of Leases and Rents and Security Agreement between SLEE Grand Prairie, L.P. and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.36†	Deed of Trust, Assignment of Leases and Rents and Security Agreement between OB Midway NC Gladstone Commercial LLC, and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.37†	Promissory Note First Park Ten COCO San Antonio, L.P., SLEE Grand Prairie, L.P. and OB Midway NC Gladstone Commercial LLC and CIBC Inc., N.A., dated as of November 22, 2006, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.38†	Mortgage, Assignment of Leases and Rents and Security Agreement between HMBF05 Newburyport MA LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.39†	Open-end Mortgage, Assignment of Leases and Rents and Security Agreement between SVMMC05 Toledo OH LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.40†	Mortgage, Assignment of Leases and Rents and Security Agreement between TCI06 Burnsville MC LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

Exhibit	Description of Document
10.41†	Promissory Note between HMBF05 Newburyport MA LLC, SVMMC05 Toledo OH LLC and TCI06 Burnsville MC LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.42†	Credit Agreement dated as of December 29, 2006 among Gladstone Commercial Limited Partnership as Borrower and Gladstone Commercial Corporation as Guarantor, the Initial Guarantors Listed Therein, the Banks Listed Therein and KeyBank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007.

10.43†	Amended and Restated Investment Advisory Agreement between Gladstone Commercial Corporation and Gladstone Management Corporation, dated January 1, 2007 incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007.

10.44†	Administration Agreement between Gladstone Commercial Corporation and Gladstone Administration, LLC, dated January 1, 2007 incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this report)

14†	Code of Business Conduct and Ethics, dated October 11, 2005, incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (File No. 000-50363), filed October 12, 2005.

21	Subsidiaries of Gladstone Commercial Corporation.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Incorporated by reference.

*	Denotes management contract, compensation plan, contract or other arrangement.