Form 10-Q
period 2007-03-31
GLADSTONE COMMERCIAL CORP
filed 2007-05-01
CIK 1234006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of April 27, 2007 was 8,565,264.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Real estate, net of accumulated depreciation of $10,189,209 and $8,595,419, respectively	$272,001,341	$235,118,123
Lease intangibles, net of accumulated amortization of $4,999,702 and $4,175,685, respectively	25,958,470	23,416,696
Mortgage notes receivable	10,000,000	10,000,000
Cash and cash equivalents	7,086,594	36,005,686
Restricted cash	1,354,961	1,225,162
Funds held in escrow	1,633,184	1,635,819
Interest receivable – mortgage note	86,111	—
Interest receivable – employees	60,422	43,716
Deferred rent receivable	3,914,132	3,607,279
Deferred financing costs, net of accumulated amortization of $1,631,759 and $1,467,297, respectively	3,927,288	3,713,004
Prepaid expenses	337,777	521,290
Deposits on real estate	450,000	300,000
Accounts receivable	379,055	179,247

TOTAL ASSETS	$327,189,335	$315,766,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$168,074,478	$154,494,438
Deferred rent liability	4,522,208	4,718,599
Asset retirement obligation liability	1,723,437	1,631,294
Accounts payable and accrued expenses	457,332	673,410
Due to adviser	689,062	183,042
Rent received in advance, security deposits and funds held in escrow	2,050,220	1,841,063

Total Liabilities	177,516,737	163,541,846

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding, respectively	2,150	2,150
Common stock, $0.001 par value, 17,700,000 shares authorized and 8,565,264 shares issued and outstanding, respectively	8,565	8,565
Additional paid in capital	170,640,979	170,640,979
Notes receivable — employees	(3,176,310)	(3,201,322)
Distributions in excess of accumulated earnings	(17,802,786)	(15,226,196)

Total Stockholders’ Equity	149,672,598	152,224,176

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$327,189,335	$315,766,022

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2007	2006
Operating revenues
Rental income	$7,078,036	$4,867,075
Interest income from mortgage notes receivable	250,000	552,913
Tenant recovery revenue	55,735	5,623

Total operating revenues	7,383,771	5,425,611

Operating expenses
Depreciation and amortization	2,417,812	1,799,201
Base management fee (refer to Note 2)	482,044	652,742
Administration fee (refer to Note 2)	207,018	—
Incentive fee (refer to Note 2)	585,768	—
Professional fees	149,431	198,459
Taxes and licenses	15,007	50,894
Insurance	146,252	82,998
General and administrative	111,902	47,817
Directors fees	54,250	33,500
Stockholder related expenses	99,617	64,469
Asset retirement obligation expense	28,160	46,702
Stock option compensation expense	—	46,216

Total operating expenses before credit from Adviser	4,297,261	3,022,998

Credit to incentive fee (Refer to Note 2)	(585,768)	—

Total expenses net of credit to incentive fee	3,711,493	3,022,998

Other income (expense)
Interest income from temporary investments	229,016	7,373
Interest income — employee loans	60,422	5,548
Other income	8,414	—
Interest expense	(2,514,461)	(1,618,571)

Total other expense	(2,216,609)	(1,605,650)

Income from continuing operations	1,455,669	796,963

Discontinued operations
(Loss) income from discontinued operations	(4,001)	38,038
Net realized income (loss) from foreign currency transactions	7	(816)
Net unrealized gain from foreign currency transactions	—	12,615
Taxes on sale of real estate	78,667	—

Total discontinued operations	74,673	49,837

Net income	1,530,342	846,800

Dividends attributable to preferred stock	(1,023,437)	(344,444)

Net income available to common stockholders	$506,905	$502,356

Earnings per weighted average common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.05	$0.06
Discontinued operations	0.01	0.01

Net income available to common stockholders	$0.06	$0.07

Earnings per weighted average common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.05	$0.06
Discontinued operations	0.01	0.00

Net income available to common stockholders	$0.06	$0.06

Weighted average shares outstanding
Basic	8,565,264	7,672,000

Diluted	8,565,264	7,821,658

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,530,342	$846,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	2,417,812	1,834,740
Amortization of deferred financing costs, including discontinued operations	164,462	121,871
Amortization of deferred rent asset	63,374	63,374
Amortization of deferred rent liability	(196,391)	(80,290)
Asset retirement obligation expense, including discontinued operations	28,160	55,143
Increase in deferred rent receivable	(370,227)	(224,386)
Stock compensation	—	46,216
Increase in mortgage notes payable due to change in value of foreign currency	—	(12,615)
(Increase) decrease in mortgage interest receivable	(86,111)	163
Increase in employee interest receivable	(16,706)	(5,548)
Increase in prepaid expenses and other assets	(16,295)	(126,847)
Increase in accounts payable, accrued expenses, and amount due adviser	289,942	282,551
Increase in rent received in advance	79,357	204,757

Net cash provided by operating activities	3,887,719	3,005,929

Cash flows from investing activities:
Real estate investments	(41,778,821)	(18,302,939)
Principal repayments on mortgage notes receivable	—	25,360
Net payments to lenders for reserves held in escrow	(214,107)	(1,251,385)
(Increase) decrease in restricted cash	(129,799)	38,695
Deposits on future acquisitions	(610,000)	(350,000)
Deposits applied against real estate investments	460,000	750,000

Net cash used in investing activities	(42,272,727)	(19,090,269)

Cash flows from financing activities:
Proceeds from share issuance	—	25,000,000
Offering costs	—	(1,302,006)
Borrowings under mortgage notes payable	13,775,000	17,000,000
Principal repayments on mortgage notes payable	(194,961)	(117,486)
Borrowings from line of credit	—	35,200,000
Repayments on line of credit	—	(56,500,000)
Increase in reserves from tenants	346,542	523,636
Principal repayments on employee loans	25,012	—
Payments for deferred financing costs	(378,745)	(1,073,561)
Dividends paid for common and preferred	(4,106,932)	(3,106,364)

Net cash provided by financing activities	9,465,916	15,624,219

Net decrease in cash and cash equivalents	(28,919,092)	(460,121)

Cash and cash equivalents, beginning of period	36,005,686	1,740,159

Cash and cash equivalents, end of period	$7,086,594	$1,280,038

NON-CASH INVESTING ACTIVITIES

Increase in asset retirement obligation	$92,143	$1,373,820

NON-CASH FINANCING ACTIVITIES

Fixed rate debt assumed in connection with acquisitions	$—	$30,129,654

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
GCLP Business Trust I and GCLP Business Trust II each are business trusts formed under the laws of the Commonwealth of Massachusetts on December 28, 2005. The Company transferred its 99% limited partnership interest in the Operating Partnership to GCLP Business Trust I in exchange for 100 trust shares. Gladstone Commercial Partners, LLC transferred its 1% general partnership interest in the Operating Partnership to GCLP Business Trust II in exchange for 100 trust shares.

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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was $1,593,790 and $1,154,114 for the three months ended March 31, 2007 and 2006, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $63,374 for both the three months ended March 31, 2007 and 2006, respectively. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. Total amortization related to below-market lease values was $196,391 and $80,290 for the three months ended March 31, 2007 and 2006, respectively.

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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from five to twenty years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets, including discontinued operations, was $824,017 and $680,626 for the three months ended March 31, 2007 and 2006, respectively.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	March 31, 2007		December 31, 2006
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$11,317,645	$(2,269,738)	$10,738,319	$(1,907,668)
Leasing costs	6,688,334	(1,481,987)	5,891,099	(1,267,829)
Customer relationships	12,952,193	(1,247,977)	10,962,963	(1,000,188)

	$30,958,172	$(4,999,702)	$27,592,381	$(4,175,685)

The estimated aggregate amortization expense for the current and each of the four succeeding fiscal years is as follows:

Estimated Amortization
Year	Expense
2007	$3,422,106
2008	3,422,106
2009	3,294,466
2010	3,126,169
2011	2,655,799
Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at March 31, 2007.

Provision for Loan Losses
The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its private lending assets. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses at March 31, 2007.
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at March 31, 2007 were held in the custody of two financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
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
Deferred financing costs
Deferred financing costs consist of costs incurred to obtain long-term financing, including, legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured. Total amortization expense related to deferred financing costs, including discontinued operations, was $164,462 and $121,871 for the three months ended March 31, 2007 and 2006, respectively. Amortization of financing costs are included in the interest expense line item in the consolidated financial statements.
Revenue recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of March 31, 2007.
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
Income taxes
The Company has operated and intends to continue to operate in a manner that will allow it to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and accordingly will not be subject to federal income taxes on amounts distributed to stockholders (except income from foreclosure property), provided it distributes at least 90% of its REIT taxable income to its stockholders and meets certain other conditions. To the extent that the Company satisfies the distribution requirement but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed income.
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
In July of 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on the Company’s results of operations.

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
Foreign Currency Transactions
The Company purchased two properties in Canada in October of 2004. These properties were classified as held for sale as of June 30, 2006, and were sold in July 2006. All gains and losses from foreign currency transactions are reflected in discontinued operations in the Company’s Consolidated Financial Statements. Rental payments from these properties were received in Canadian dollars. In accordance with SFAS No. 52 “Foreign Currency Translation,” the rental revenue received was recorded using the exchange rate as of the transaction date, which is the first day of each month. In addition to rental payments that were denominated in Canadian dollars, the Company also has a bank account in Canada and the long-term financings on the two Canadian properties were also issued in Canadian dollars. All cash, deferred rent assets and mortgage notes payable related to the Canadian properties were re-valued at each balance sheet date to reflect the current exchange rate. The gains or losses from the valuation of the cash were recorded on the income statement as a realized gain or loss, and the valuation of the deferred rent assets and mortgage notes payable was recorded on the income statement as unrealized gains or losses on the translation of assets and liabilities. A realized foreign currency gain of $7 and a realized foreign currency loss of $816 were recorded for the three months ended March 31, 2007 and 2006, respectively, from the valuation of cash, tax payments made to the Canadian government, and the previously unrealized foreign currency losses associated with the valuation of the deferred rent assets and mortgage notes payable that became a realized foreign currency loss as of the date of sale. An unrealized foreign currency gain of $12,615 was recorded for the three months ended March 31, 2006.
Asset retirement obligations
In March of 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The Company accrued a liability during the three months ended March 31, 2007 of $63,983 related to properties acquired during the period. The Company also recorded $28,160 and $55,143 of expense, including discontinued operations, related to the cumulative accretion of the obligation during the three months ended March 31, 2007 and 2006, respectively.

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
2. Management Advisory Fee
The Company has been externally managed pursuant to a contractual investment advisory arrangement with its Adviser, under which its Adviser has directly employed all of the Company’s personnel and paid its payroll, benefits, and general expenses directly. The Company’s initial investment advisory agreement with its Adviser was in place from August 12, 2003 through December 31, 2006 (the “Initial Advisory Agreement”). On January 1, 2007, the Company entered into an amended and restated investment advisory agreement with its Adviser (the “Amended Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”). The management services and fees in effect under the Initial, Amended Advisory and Administration Agreements are described below.
Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations (“FFO”). For the three months ended March 31, 2007, the Company recorded a base management fee of $482,044. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee will reward the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee, exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser will also receive an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%. For the three months ended March 31, 2007, the Company recorded an incentive fee of $585,768 offset by a credit from a voluntary waiver issued by the Adviser’s board of directors of $585,768, for a net incentive fee of $0. The board of directors for the Company accepted the Advisers’ offer to waive the entire incentive fee for the quarter ended March 31, 2007 in order to maintain the current level of distributions to the Company’s stockholders.

Administration Agreement
Under the Administration Agreement, the Company pays separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations, including but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. The Company recorded an administration fee of $207,018 for the three months ended March 31, 2007.
Initial Advisory Agreement
Under the Initial Advisory Agreement, the Company was required to reimburse its Adviser for its pro rata share of its Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to the Company’s matters. During the three months ended March 31, 2006 these expenses were approximately $468,000.
The Company was also required to reimburse its Adviser for its pro rata portion of all other expenses of its Adviser not reimbursed under the arrangements described above (“overhead expenses”), equal to the total overhead expenses of its Adviser, multiplied by the ratio of hours worked by its Adviser’s employees on the Company’s projects to the total hours worked by its Adviser’s employees. However, the Company was only required to reimburse its Adviser for its portion of its overhead expenses if the amount of payroll and benefits the Company reimbursed to its Adviser was less than 2.0% of the Company’s average invested assets for the year. Additionally, the Company was only required to reimburse its Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of the Company’s average invested assets for the year. The Adviser billed the Company on a monthly basis for these amounts. The Adviser was required to reimburse the Company annually for the amount by which overhead expenses billed to and paid by the Company exceeded this combined 2.0% limit during a given year. The overhead expenses never exceeded the combined 2.0% limit, and consequently the Company never received reimbursement. During the three months ended March 31, 2006, the Company reimbursed its Adviser approximately $185,000 of overhead expenses.
3. Stock Options
In December of 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” The new standard was effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company previously accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation.” In this regard, these options had been granted to individuals who are the Company’s officers, and who would qualify as leased employees under FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” Under APB Opinion No. 25, no expense was recorded in the income statement for the Company’s stock options. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Under SFAS No. 123(R), all share-based compensation cost was measured at the grant date, based on the fair value of the award, and was recognized as an expense in the income statement over an employee’s requisite service period.
The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant. The Company recorded total stock option compensation expense of $46,216 for the three months ended March 31, 2006. There were no stock options outstanding as the Company terminated its stock option plan on December 31, 2006, therefore no stock option compensation expense was recorded for the three months ended March 31, 2007.

The following table is a summary of all notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of	Strike Price of	Amount of	Balance of
	Options	Options	Promissory Note	Employee Loans		Interest Rate
Date Issued	Exercised	Exercised	Issued to Employees	at 3/31/07	Term of Note	on Note
Sep-04	25,000	$15.00	$375,000	$374,155	9 years	5.00%
May-05	5,000	$15.00	$75,000	$57,796	9 years	6.00%
Apr-06	25,000	$15.00	$375,000	$375,000	5 years	7.77%
Apr-06	12,422	$16.10	$199,994	$199,994	9 years	7.77%
May-06	50,000	$16.85	$842,500	$842,500	10 years	7.87%
May-06	15,000	$16.10	$241,500	$241,500	10 years	7.87%
May-06	2,500	$16.01	$40,000	$39,405	10 years	7.87%
May-06	2,000	$16.10	$32,200	$32,200	10 years	7.87%
May-06	2,000	$16.10	$32,200	$32,200	10 years	7.87%
May-06	2,000	$16.68	$33,360	$33,360	10 years	7.87%
May-06	2,000	$15.00	$30,000	$30,000	10 years	7.87%
Oct-06	12,000	$16.10	$193,200	$193,200	9 years	8.17%
Nov-06	25,000	$15.00	$375,000	$350,000	9 years	8.15%
Dec-06	25,000	$15.00	$375,000	$375,000	10 years	8.12%

	204,922		$3,219,954	$3,176,310

These notes were recorded as loans to employees and are included in the equity section of the accompanying consolidated balance sheets.
4. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

	For the three months ended March 31,
	2007	2006
Net income available to common stockholders	$506,905	$502,356

Denominator for basic weighted average shares	8,565,264	7,672,000
Dilutive effect of stock options	—	149,658

Denominator for diluted weighted average shares	8,565,264	7,821,658

Basic earnings per common share	$0.06	$0.07

Diluted earnings per common share	$0.06	$0.06

5. Real Estate
A summary of the 42 properties held by the Company as of March 31, 2007 is as follows:

Date Acquired	Location	Square Footage	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$4,760,671
Jan-04	Canton, Ohio	54,018	Office and Warehouse	2,989,983
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,238,111
Jun-04	Charlotte, North Carolina	64,500	Office	8,616,887
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	4,846,695
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,229,466
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,819,024
Sep-04	Austin, Texas	51,933	Flexible Office	6,931,126
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	900,003
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	5,813,769
Feb-05	San Antonio, Texas	60,245	Flexible Office	7,829,028
Feb-05	Columbus, Ohio	39,000	Industrial	2,661,847
Apr-05	Big Flats, New York	120,000	Industrial	6,435,011
May-05	Wichita, Kansas	69,287	Office	10,774,768
May-05	Arlington, Texas	64,000	Warehouse and Bakery	3,929,026
Jun-05	Dayton, Ohio	59,894	Office	2,372,679
Jul-05	Eatontown, New Jersey	30,268	Office	4,687,996
Jul-05	Franklin Township, New Jersey	183,000	Office and Warehouse	7,560,265
Jul-05	Duncan, South Carolina	278,020	Office and Manufacturing	14,881,734
Aug-05	Hazelwood, Missouri	51,155	Office and Warehouse	2,997,774
Sep-05	Angola, Indiana	52,080	Industrial	1,138,635
Sep-05	Angola, Indiana	50,000	Industrial	1,138,635
Sep-05	Rock Falls, Illinois	52,000	Industrial	1,138,636
Oct-05	Newburyport, Massachusetts	70,598	Industrial	6,924,169
Oct-05	Clintonville, Wisconsin	291,142	Industrial	4,595,406
Dec-05	Maple Heights, Ohio	347,218	Industrial	11,320,461
Dec-05	Richmond, Virginia	42,213	Office	5,921,309
Dec-05	Toledo, Ohio	23,368	Office	3,004,987
Feb-06	South Hadley, Massachusetts	150,000	Industrial	3,156,184
Feb-06	Champaign, Illinois	108,262	Office	14,113,153
Feb-06	Roseville, Minnesota	359,540	Office	27,001,551
May-06	Burnsville, Minnesota	114,100	Office	11,991,416
Jun-06	Menomonee Falls, Wisconsin	125,692	Industrial	7,400,232
Jul-06	Baytown, Texas	12,000	Office	2,612,859
Sep-06	Sterling Heights, Michigan	532,869	Industrial	11,237,940
Sep-06	Birmingham, Alabama	63,514	Industrial	1,560,285
Sep-06	Montgomery, Alabama	29,472	Industrial	1,560,285
Sep-06	Columbia, Missouri	16,275	Industrial	1,560,286
Jan-07	Mason, Ohio	60,000	Office	7,003,126
Feb-07	Raleigh, North Carolina	115,500	Industrial	7,104,290
Mar-07	Tulsa, Oklahoma	238,310	Manufacturing	14,023,672
Mar-07	Hialeah, Florida	132,337	Industrial	10,217,961

	Total real estate, net	5,175,699		$272,001,341

The following table sets forth the components of the Company’s investments in real estate:

	March 31, 2007	December 31, 2006
Real estate:
Land	$39,729,393	$33,764,113
Building	236,083,427	204,115,481
Tenant improvements	6,377,730	5,833,948
Accumulated depreciation	(10,189,209)	(8,595,419)

Real estate, net	$272,001,341	$235,118,123

On January 5, 2007, the Company acquired a 60,000 square foot office building in Mason, Ohio for approximately $7.88 million, including transaction costs. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately six years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.68 million.

On February 16, 2007, the Company acquired an 115,500 square foot industrial building in Raleigh, North Carolina for approximately $7.80 million, including transaction costs. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately three years. The tenant has one option to extend the lease for an additional period of five years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.66 million.
On March 1, 2007, the Company acquired the leasehold interest in a 238,310 square foot office building in Tulsa, Oklahoma for $15.80 million, including transaction costs. Under the terms of the leasehold interest, the Company has a ground lease on which the property is located that has a remaining term, including renewal options, of approximately 34.5 years. Upon acquisition of the leasehold interest in the building, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately 12.5 years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.57 million.
On March 9, 2007, the Company acquired an 132,337 square foot industrial building in Hialeah, Florida for approximately $10.28 million, including transaction costs. At closing, we extended a 15 year triple net lease with the sole tenant, and the tenant has five options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.0 million.
In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the three months ended March 31, 2007 as follows:

			Tenant			Customer	Total Purchase
	Land	Building	Improvements	In-place leases	Leasing Costs	relationships	Price
Mason, Ohio	$797,274	$5,957,217	$296,277	$—	$144,703	$683,471	$7,878,942
Raleigh, North Carolina	1,605,551	5,462,017	48,767	142,209	64,110	478,083	7,800,737
Tulsa, Oklahoma	—	13,858,300	198,738	437,117	587,605	723,168	15,804,928
Hialeah, Florida	3,562,455	6,613,758	—	—	817	104,508	10,281,538

	$5,965,280	$31,891,292	$543,782	$579,326	$797,235	$1,989,230	$41,766,145

The weighted average amortization period, for properties acquired during the three months ended March 31, 2007, for in-place leases is approximately 10.9 years, for leasing costs is approximately 10.8 years, for customer relationships is approximately 24.5 years, and for all intangible assets is approximately 16.7 years.
Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses in effect at March 31, 2007, are as follows:

Year	Lease Payments
2007	22,153,134
2008	28,849,624
2009	28,235,119
2010	27,125,213
2011	25,014,549
Thereafter	106,135,747

In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties outstanding as of March 31, 2007, is approximately $4.6 million, and the total annual ground lease payments on the Tulsa, Oklahoma property are approximately $134,000.
6. Discontinued Operations
On July 21, 2006, the Company sold its two Canadian properties for approximately $6.9 million, for a gain on the sale of approximately $1.4 million. The Company paid and fully accrued approximately $315,000 in taxes related to the gain on the sale in 2006. The 2006 tax returns were subsequently filed in March of 2007, and the amount owed was approximately $236,000. The Company is due a refund in the amount of approximately $79,000, which is reflected on the income statement in discontinued operations under taxes on sale of real estate. The operating expenses incurred during the three months ended March 31, 2007 are legal fees related to the Canadian entities which can not be dissolved until the final tax returns have been accepted by the Canadian tax authorities. The mortgages associated with the Canadian properties were assumed by the buyer at closing.
The Company classified its two Canadian properties as discontinued operations, in accordance with the provisions of SFAS No. 144, which requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s Consolidated Financial Statements in both current and prior periods presented. The table below summarizes the components of income from discontinued operations:

	For the three months ended March 31,
	2007	2006
Operating revenue	$—	$154,410
Operating expense	(4,001)	(13,090)
Taxes & licenses	78,667	(3,365)
Interest expense	—	(64,376)
Depreciation expense	—	(35,541)
Realized and unrealized losses on foregin currency transactions	7	11,799

Income from discontinued operations	$74,673	$49,837

7. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million collateralized by an office building in McLean, Virginia, where the Company’s Adviser is one of the subtenants in the building. The loan was funded using a portion of the net proceeds from the Company’s initial public offering. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month London Interbank Offered Rate (“LIBOR”) rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term.

8. Mortgage Notes Payable
As of March 31, 2007 the Company had 11 fixed-rate mortgage notes payable collateralized by a total of 26 properties. The weighted-average interest rate on the mortgage notes payable as of March 31, 2007 was approximately 5.7%. A summary of the mortgage notes payable is below:

Date of Issuance	Principal		Principal Balance Outstanding
of Note	Maturity Date	Interest Rate	March 31, 2007	December 31, 2006
3/16/2005	4/1/2030	6.3300%	$3,045,636	$3,060,093
8/25/2005	9/1/2015	5.3310%	21,757,000	21,757,000
9/12/2005	9/1/2015	5.2100%	12,588,000	12,588,000
12/21/2005	12/8/2015	5.7107%	19,456,000	19,456,000
2/21/2006	12/1/2013	5.9100%	9,583,875	9,620,050
2/21/2006	6/30/2014	5.2000%	20,022,086	20,104,716
3/29/2006	4/1/2016	5.9200%	17,000,000	17,000,000
4/27/2006	5/5/2016	6.5800%	14,691,881	14,753,579
11/22/2006	12/1/2016	5.7600%	14,309,000	14,309,000
12/22/2006	1/1/2017	5.7900%	21,846,000	21,846,000
2/8/2007	3/1/2017	6.0000%	13,775,000	—

			$168,074,478	$154,494,438

The fair market value of all fixed-rate debt outstanding as of March 31, 2007 is approximately $168.0 million, which is equivalent to the carrying value stated above.
Scheduled principal payments of mortgage notes payable are as follows:

Scheduled principal
Year	payments
2007	$673,252
2008	1,371,558
2009	2,017,730
2010	2,137,220
2011	2,407,409
Thereafter	159,467,309

$168,074,478

On February 8, 2007, through wholly-owned subsidiaries, the Company borrowed approximately $13.8 million pursuant to a long-term note payable from KeyBank National Association, which is collateralized by security interests in its Austin, Texas property, its Richmond, Virginia property and its Baytown, Texas property in the amounts of approximately $6.5 million, $5.3 million and $2.0 million, respectively. The note accrues interest at a rate of 6.0% per year. The note has a maturity date of March 1, 2017, although the Company may repay this note with 60 days notice to KeyBank, but would be subject to a substantial prepayment penalty. The Company used the proceeds from the note for acquisitions of properties.

9. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the three months ended March 31, 2007:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2006	$8,565	$2,150	$170,640,979	$(3,201,322)	$(15,226,196)	$152,224,176

Repayment of Principal on Notes Receivable				25,012		25,012
Distributions Declared to Common and Preferred Stockholders					(4,106,932)	(4,106,932)
Net income					1,530,342	1,530,342

Balance at March 31, 2007	$8,565	$2,150	$170,640,979	$(3,176,310)	$(17,802,786)	$149,672,598

Dividends paid per common share for the three months ended March 31, 2007 and 2006 were both $0.36 per share. Dividends paid per share of Series A Preferred Stock for the three months ended March 31, 2007 and 2006 was approximately $0.48 and $0.34 per share, respectively. Dividends paid per share of Series B Preferred Stock for the three months ended March 31, 2007 was approximately $0.47. There were no dividends paid on the Series B Preferred Stock for the three months ended March 31, 2006, because the class of stock had not yet been issued.

10. Segment Information
As of March 31, 2007, the Company’s operations were derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three months ended March 31, 2007 and 2006:

	As of and for the three months ended March 31, 2007
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Operating revenues	$7,133,771	$250,000	$—	$7,383,771
Operating expenses	(2,460,979)	—	(1,250,514)	(3,711,493)
Other loss	—	—	(2,216,609)	(2,216,609)
Discontinued operations	74,673	—	—	74,673

Net income (loss)	$4,747,465	$250,000	$(3,467,123)	$1,530,342

Total Assets	$304,124,119	$10,000,000	$13,065,216	$327,189,335

	As of and for the three months ended March 31, 2006
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Operating revenues	$4,872,698	$552,913	$—	$5,425,611
Operating expenses	(1,896,797)	—	(1,126,201)	(3,022,998)
Other loss	—	—	(1,605,650)	(1,605,650)
Discontinued operations	49,837	—	—	49,837

Net income (loss)	$3,025,738	$552,913	$(2,731,851)	$846,800

Total Assets	$232,323,606	$21,071,041	$6,412,452	$259,807,099

The amounts included under other income or loss in the tables above includes interest income, interest expense and any other miscellaneous income earned that was not specifically derived from either operating segment.
11. Line of Credit
On December 29, 2006, the Company entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. The new revolving credit facility replaces a previous facility led by BB&T, which was terminated upon the closing of the new line. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. The maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As the Company arranges for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of March 31, 2007, there were no borrowings outstanding under the line of credit.

12. Pro Forma Financial Information (unaudited)
The Company acquired three properties and one leasehold interest during the three months ended March 31, 2007. The following table reflects pro-forma consolidated income statements as if the three properties and leasehold interest were acquired as of the beginning of the periods presented:

	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
Operating Data:
Total operating revenue	$7,927,719	$6,402,312
Total operating expenses	(3,899,167)	(3,323,383)
Other expense	(2,178,856)	(1,605,649)

Net income	$1,849,696	$1,473,280

Dividends attributable to preferred stock	(1,023,437)	(344,444)

Net income available to common stockholders	$826,259	$1,128,836

Share and Per Share Data:
Basic net income	$0.10	$0.15
Diluted net income	$0.10	$0.14
Weighted average shares outstanding-basic	8,565,264	7,672,000
Weighted average shares outstanding-diluted	8,565,264	7,821,658
These pro-forma consolidated income statements are not necessarily indicative of what actual results would have been had the Company acquired the specified properties as of the beginning of the periods presented.
13. Subsequent Events
On April 11, 2007, the Company’s Board of Directors declared cash dividends of $0.12 per common share, $0.1614583 per share of the Series A preferred stock, and $0.15625 per share on the Series B preferred stock for each of the months of April, May and June of 2007. Monthly dividends will be payable on April 30, 2007, May 31, 2007 and June 29, 2007, to those stockholders of record for those dates on April 20, 2007, May 22, 2007 and June 21, 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) general volatility of the capital markets and the market price of our securities; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) changes in our business strategy; (5) availability, terms and deployment of capital, including the ability to maintain and borrow under our existing credit facility, arrange for long-term mortgages on our properties; secure one or more additional long-term credit facilities, and to raise equity capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2007. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.
OVERVIEW
Our Investment Strategy
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At March 31, 2007, we owned 42 properties totaling approximately 5.2 million square feet, and had one mortgage loan outstanding. The total gross investment in these acquisitions and the mortgage loan investment was approximately $325.1 million.

Recent Events
Investment Activities: During the three months ended March 31, 2007, we acquired three properties and one leasehold interest totaling approximately 546,000 square feet, for a total gross investment of approximately $41.8 million.
Financing Activities: During the three months ended March 31, 2007, we borrowed approximately $13.8 million pursuant to a long-term note payable collateralized by security interests in three of our properties.
Our Investment Adviser and Administrator
Gladstone Management Corporation, or our Adviser, is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our president and chief operating officer, is a member of the board of directors of our Adviser and its vice chairman and chief operating officer. George Stelljes III, our executive vice president and chief investment officer, is a member of the board of directors of our Adviser and its president and chief investment officer. Harry Brill, our chief financial officer, is also the chief financial officer of our Adviser. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC, or the Administrator, which employs our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs.
Our Adviser and Administrator also provide investment advisory and administrative services to our affiliates, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly traded business development companies, as wells as Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone. All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.
Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in New York, New Jersey, Pennsylvania, Illinois, Texas and Kentucky.
Investment Advisory and Administration Agreements
We have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser has directly employed all of our personnel and paid its payroll, benefits, and general expenses directly. Our initial investment advisory agreement with our Adviser was in place from August 12, 2003 through December 31, 2006, which we refer to as the Initial Advisory Agreement. On January 1, 2007, we entered into an amended and restated investment advisory agreement with our Adviser, which we refer to as the Amended Advisory Agreement, and an administration agreement, which we refer to as the Administration Agreement, with Gladstone Administration.
Under the terms of the Initial Advisory Agreement and the Amended Advisory Agreement, we were and remain responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, interest on short-term debt and mortgages, tax preparation, directors and officers insurance, stock transfer services, shareholder related fees, consulting and related fees. During the three months ended March 31, 2007 and 2006, the total amount of these expenses that we incurred was approximately $3.1 million and $2.1 million, respectively. All of these charges are incurred directly by us rather than by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.

In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants). In the event that any of these expenses are incurred on our behalf by our Adviser, we are required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the three months ended March 31, 2007 and 2006, we passed all such fees along to our tenants, and accordingly we did not incur any such fees during these periods. Accordingly, we did not make any reimbursements to our Adviser for these amounts. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time. We do not presently expect that our Adviser will incur any of these fees on our behalf.
Management services and fees under the Initial Advisory Agreement
Pursuant to the Initial Advisory Agreement, we were required to reimburse our Adviser for our pro rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. During the three months ended March 31, 2006, these expenses were approximately $468,000.
We were also required to reimburse our Adviser for our pro rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above, which we refer to as overhead expenses, equal to the total overhead expenses of our Adviser, multiplied by the ratio of hours worked by our Adviser’s employees on our projects to the total hours worked by our Adviser’s employees. However, we were only required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimbursed to our Adviser was less than 2.0% of our average invested assets for the year. Additionally, we were only required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year. Our Adviser billed us on a monthly basis for these amounts. Our Adviser was required to reimburse us annually for the amount by which amounts billed to and paid by us exceeded this 2.0% limit during a given year. The amounts never exceeded the 2.0% limit, and we never received reimbursement. During the three months ended March 31, 2006, we reimbursed our Adviser approximately $185,000 of overhead expenses.
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
For the three months ended March 31, 2007, the base management fee, based on the Amended Advisory Agreement fees was $482,044. For the three months ended March 31, 2007, we recorded a gross incentive fee of $585,768 which was offset by a waiver voluntarily issued by the Adviser’s Board of Directors of $585,768, which resulted in a net incentive fee payable to the Adviser of $0. Our board of directors accepted our Advisers’ offer to waive the entire incentive fee for the quarter ended March 31, 2007 in order to maintain the current level of distributions to our stockholders.

Administration Agreement
Under the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations, including but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. For the three months ended March 31, 2007, we incurred $207,018 for the administration fee.
Critical Accounting Policies
Management believes our most critical accounting policies are revenue recognition (including straight-line rent), investment accounting, purchase price allocation, accounting for our investments in real estate, provision for loan losses, the accounting for our derivative and hedging activities, if any, income taxes and stock based compensation. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. For a summary of all of our critical accounting policies, see Note 1 to our consolidated financial statements included elsewhere in this report.
Recently Issued Accounting Pronouncements
In July of 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN No. 48 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on our results of operations.

Results of Operations
Our weighted-average yield on the portfolio as of March 31, 2007 was approximately 9.3%. The weighted-average yield was calculated by taking the annualized straight line rent, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price. The weighted-average yield is a non-GAAP (Generally Accepted Accounting Principles in the United States of America) measure that we believe is useful to our readers in estimating our future earnings.
A comparison of our operating results for the three months ended March 31, 2007 and 2006 is below:

	For the three months ended March 31,
	2007	2006	$ Change	% Change
Operating revenues
Rental income	$7,078,036	$4,867,075	$2,210,961	45%
Interest income from mortgage notes receivable	250,000	552,913	(302,913)	-55%
Tenant recovery revenue	55,735	5,623	50,112	891%

Total operating revenues	7,383,771	5,425,611	1,958,160	36%

Operating expenses
Depreciation and amortization	2,417,812	1,799,201	618,611	34%
Base management fee	482,044	652,742	(170,698)	-26%
Administration fee	207,018	—	207,018	100%
Incentive fee	585,768	—	585,768	100%
Professional fees	149,431	198,459	(49,028)	-25%
Taxes and licenses	15,007	50,894	(35,887)	-71%
Insurance	146,252	82,998	63,254	76%
General and administrative	111,902	47,817	64,085	134%
Directors fees	54,250	33,500	20,750	62%
Stockholder related expense	99,617	64,469	35,148	55%
Asset retirement obligation expense	28,160	46,702	(18,542)	-40%
Stock option compensation expense	—	46,216	(46,216)	-100%

Total operating expenses before credit from Adviser	4,297,261	3,022,998	1,274,263	42%

Credit to incentive fee	(585,768)	—	(585,768)	100%

Total expenses net of credit to incentive fee	3,711,493	3,022,998	688,495	23%

Other income (expense)
Interest income from temporary investments	229,016	7,373	221,643	3006%
Interest income — employee loans	60,422	5,548	54,874	989%
Other income	8,414	—	8,414	100%
Interest expense	(2,514,461)	(1,618,571)	(895,890)	55%

Total other expense	(2,216,609)	(1,605,650)	(610,959)	38%

Income from continuing operations	1,455,669	796,963	658,706	83%

Discontinued operations
Income from discontinued operations	(4,001)	38,038	(42,039)	-111%
Net realized loss from foreign currency transactions	7	(816)	823	-101%
Net unrealized loss from foreign currency transactions	—	12,615	(12,615)	-100%
Taxes on sale of real estate	78,667	—	78,667	100%

Total discontinued operations	74,673	49,837	24,836	50%

Net income	1,530,342	846,800	683,542	81%

Dividends attributable to preferred stock	(1,023,437)	(344,444)	(678,993)	197%

Net income available to common stockholders	$506,905	$502,356	$4,549	1%

Operating Revenues
Rental income increased for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to the acquisition of 11 properties subsequent to March 31, 2006, and properties acquired during the first quarter of 2006 that were held for the full first quarter of 2007.
Interest income from mortgage loans decreased for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, due to the defaulted mortgage loan on the Sterling Heights, Michigan in August 2006. We acquired the building in satisfaction of the mortgage loan in September of 2006.

Tenant recovery revenue increased for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, as a result of an increase in the number of tenants which reimbursed us for insurance expense, partially offset by an over-accrual of franchise taxes in 2005, which resulted in a credit to tenant recovery revenue in the three months ended March 31, 2006.
Operating Expenses
Depreciation and amortization expenses increased in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, as a result of the 11 property acquisitions completed between March 31, 2006 and March 31, 2007, coupled with properties acquired during the three months ended March 31, 2006 that were held for the full three months ended March 31, 2007.
For the three months ended March 31, 2007, we incurred a base management fee of $482,044 as compared to the three months ended March 31, 2006, in which we incurred a base management fee of $652,742. The base management fee for the three months ended March 31, 2007 was computed under the terms of the Amended Advisory Agreement and the base management fee for the three months ended March 31, 2006 was computed under the terms of the Initial Advisory Agreement. Both agreements are described above under “Investment Advisory and Administration Agreements.”
On January 1, 2007, the Administration Agreement became effective and we began paying our Administrator amounts equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement. The Administration Agreement is described above under “Investment Advisory and Administration Agreements.” We incurred an administration fee of $207,018 for the three months ended March 31, 2007. There was no administration fee recorded during the three months ended March 31, 2006, as the Administration Agreement was not in effect.
On January 1, 2007, the Amended Advisory Agreement, which includes an incentive fee component, became effective and as such we recorded a gross incentive fee of $585,768, which was reduced by a voluntary waiver issued by our Adviser’s board of directors of $585,768, which resulted in a net incentive fee of $0. The calculation of the incentive fee is described in detail above under “Investment Advisory and Administration Agreements.” There was no incentive fee recorded for the three months ended March 31, 2006, as the Amended Advisory Agreement was not in effect.
Professional fees, consisting primarily of legal and accounting fees, decreased during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily as a result of $50,000 of audit fees recorded in the three months ended March 31, 2006, which related to the 2005 year end audit.
Taxes and licenses decreased for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily because of the reversal of accrued taxes on our Sterling Heights, Michigan property, in which the taxes were subsequently paid by the tenant Taxes and licenses primarily consists of franchise taxes we pay for doing business in certain states, coupled with fees paid for state and annual licenses for our entities operating in each of these states.
Insurance expense increased for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The increase was primarily a result of an increase in premiums for directors and officers insurance from the prior year, coupled with the 11 properties acquisitions completed between March 31, 2006 and March 31, 2007, which required insurance.
General and administrative expenses increased for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, as a result of approximately $36,000 in operating expenses that we were required to pay on behalf of a tenant under the terms of its lease for the three months ended March 31, 2007, coupled with an increase in management fees we paid on behalf of certain of our properties, and an increase in the amount of due diligence expense written off related to deals that did not close during the three months ended March 31, 2007.

Directors’ fees increased for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, because of the increase in the annual fees each board member collects, coupled with an increased number of committee meetings. The annual fees for each board member were increased in 2007 as a result of the termination of our stock option plan.
Stockholder related expense increased for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, as a result of the increase in our annual fees due to NASDAQ, increased costs associated with the annual report, the proxy statement, and an increased number of Form 8-Ks filed.
Asset retirement obligation expense decreased for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, as a result of the expense recorded during the three months ended March 31, 2006, which included expense related to prior periods, partially offset by the increased number of properties acquired subsequent to March 31, 2006 that were required to recognize a liability related to asset retirement. Asset retirement obligation expense is the result of the adoption of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The asset retirement obligation expense is the result of the accretion of the asset retirement obligation liability accrued on our books.
There was no stock option compensation expense recorded for the three months ended March 31, 2007 as the Company terminated its stock option plan on December 31, 2006. Stock option compensation expense for the three months ended March 31, 2006 was the result of the adoption of the SFAS No. 123 (revised 2004) “Share-based Payment.”
Other Income and Expenses
Interest income on cash and cash equivalents increased during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The increase was primarily a result of the increase in our average cash balances during the three months ended March 31, 2007 as a result of long-term financings on our properties that closed during the past two quarters.
During the three months ended March 31, 2007, interest income on employee loans increased, as compared to the three months ended March 31, 2006. This increase was a result of 12 employee loans that were originated subsequent to March 31, 2006.
Other income for the three months ended March 31, 2007 consisted of,management fees we received from certain of our tenants.
Interest expense increased for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. This was primarily a result of the long-term financings we closed on 12 properties subsequent to March 31, 2006, partially offset by an increased amount outstanding on our line of credit during the three months ended March 31, 2006 for which no amounts were outstanding for the three months ended March 31, 2007.

Discontinued Operations
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in our Consolidated Financial Statements in both current and prior periods presented. As a result, income from discontinued operations is the income from our two Canadian properties, which were sold in July 2006. Income for the three months ended March 31, 2006 was a result of operations from the Canadian properties held during that time, whereas the expense for the three months ended March 31, 2007 was a result of expenses related to the entities that we incurred subsequent to the sale. We also paid and fully accrued approximately $315,000 in taxes related to the gain on the sale in 2006. The 2006 tax returns were subsequently filed in March of 2007, and the amount owed was approximately $236,000. We are due a refund in the amount of $79,000, which is reflected on the income statement in discontinued operations under taxes paid on sale of real estate.
Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2007, we had approximately $7.1 million in cash and cash equivalents. We have access to our existing line of credit and have obtained mortgages on 26 of our properties. We expect to obtain additional mortgages secured by some or all of our real property in the future. We anticipate continuing to borrow funds and issuing additional equity securities in order to obtain additional capital. We expect that the funds from our line of credit, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2007, consisting primarily of the items described in “Results of Operations,” was approximately $3.9 million, compared to net cash provided by operating activities of $3.0 million for the three months ended March 31, 2006.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2007 was $42.3 million, which primarily consisted of the purchase of three properties and one leasehold interest, as described in the “Investments” section above, as compared to net cash used in investing activities during the three months ended March 31, 2006 of $18.6 million, which primarily consisted of the purchase of three properties.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2007 was approximately $9.5 million, which primarily consisted of the proceeds received from the long-term financing of three of our properties, partially offset by payments for deferred financing costs, principal repayments on mortgage notes payable and dividend payments. Net cash provided by financing activities for the three months ended March 31, 2006 was approximately $15.1 million, which consisted of the proceeds received from the long-term financing of five of our properties, the proceeds from borrowing under our line of credit, and the proceeds from the offering of our preferred stock, partially offset by principal repayments on the mortgage notes payable, repayments on the line of credit, payments for deferred financing costs and dividend payments to our stockholders.

Future Capital Needs
We had purchase commitments for two properties at March 31, 2007 in the aggregate amount of approximately $12.9 million.
As of March 31, 2007, we had investments in 42 real properties for a net value, including intangible assets, of approximately $298 million and one mortgage loan for $10 million. During 2007 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. We intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with mortgages secured by some or all of our real property, by borrowing against our existing line of credit, or by issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties.
Line of Credit
On December 29, 2006, we entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. The new revolving credit facility replaces a previous facility led by Branch Banking and Trust, or BB&T, which was terminated upon the closing of the new line. Upon termination of the credit facility with BB&T, we wrote off approximately $590,000 in unamortized deferred financing fees. The interest rate charged on the advances under the facility is based on the London Interbank Offered Rate, or LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. The maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As we arrange for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of March 31, 2007, there were no borrowings outstanding under the line of credit.
Mortgage Note Payable
On February 8, 2007, through wholly-owned subsidiaries, we borrowed approximately $13.8 million pursuant to a long-term note payable from KeyBank National Association which is collateralized by security interests in our Austin, Texas property, our Richmond, Virginia property and our Baytown, Texas property in the amounts of approximately $6.5 million, $5.3 million, and $2.0 million, respectively. The note accrues interest at a rate of 6.0% per year, and we may repay this note with 60 days notice to KeyBank, but would be subject to a substantial prepayment penalty. The note has a maturity date of March 1, 2017, and we invested the proceeds from the note in our money market account and plan to use the proceeds for future acquisitions.

Contractual Obligations
The following table reflects our significant contractual obligations as of March 31, 2007:

		Payments Due by Period			More than 5
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations (1)	$168,074,478	$1,002,691	$3,608,690	$4,638,366	$158,824,731
Interest on Long-Term Debt Obligations (2)	82,744,552	9,752,821	19,202,042	18,744,999	35,044,690
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (3)	—	—	—	—	—
Purchase Obligations (4)	12,900,000	12,900,000	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$263,719,030	$23,655,512	$22,810,732	$23,383,365	$193,869,421

(1)	Long-term debt obligations represent both borrowings under our line of credit and mortgage notes payble that were outstanding as of March 31, 2007. The line of credit matures in December of 2009.

(2)	Interest on long-term debt obligations does not include interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable and, thus, the amount of interest can not be calculated for purposes of this table.

(3)	This does not include the portion of the operating lease on office space that is allocated to us by our Adviser in connection with the Administration agreement.

(4)	The purchase obligations reflected in the above table represents commitments outstanding at March 31, 2007 to purchase real estate.
Funds from Operations
The National Association of Real Estate Investment Trusts, or NAREIT, developed funds from operations, or FFO, as a relative non-GAAP supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses, from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.
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
Basic funds from operations per share, or Basic FFO per share, and diluted funds from operations per share, or Diluted FFO per share, is FFO available to common stockholders divided by weighted average common shares outstanding and FFO available to common stockholders divided by weighted average common shares outstanding on a diluted basis, respectively, during a period. We believe that FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share, or EPS, in evaluating net income available to common stockholders. In addition, since most REITs provide FFO, Basic FFO and Diluted FFO per share information to the investment community, we believe FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful supplemental measures for comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO, Basic EPS is the most directly comparable GAAP measure to Basic FFO per share, and that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

The following table provides a reconciliation of our FFO for the three months ended March 31, 2007 and 2006, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighed average common share and basic and diluted net income per weighted average common share:

	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
Net income	$1,530,342	$846,800
Less: Dividends attributable to preferred stock	(1,023,437)	(344,444)

Net income available to common stockholders	$506,905	$502,356

Add: Real estate depreciation and amortization, including discontinued operations	2,417,812	1,834,740

FFO available to common stockholders	$2,924,717	$2,337,096

Weighted average shares outstanding — basic	8,565,264	7,672,000
Weighted average shares outstanding — diluted	8,565,264	7,821,658

Basic net income per weighted average common share	$0.06	$0.07

Diluted net income per weighted average common share	$0.06	$0.06

Basic FFO per weighted average common share	$0.34	$0.30

Diluted FFO per weighted average common share	$0.34	$0.30

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
Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% would increase our interest and rental revenue by $36,500, or 1.7%, over the next twelve months, compared to net income for the latest twelve months ended March 31, 2007. A hypothetical decrease in the one month LIBOR by 1% would decrease our interest and rental revenue by $36,500, or 1.7%, over the next twelve months, compared to net income for the latest twelve months ended March 31, 2007. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
As of March 31, 2007, our fixed rate debt outstanding was approximately $168.1 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at March 31, 2007, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $11.2 million.
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

Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2007, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed by us with the Securities and Exchange Commission (the “SEC”) on February 27, 2007. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Our Adviser is not obligated to provide a waiver of the incentive fee, which could negatively impact our earnings and our ability to maintain our current level of, or increase, distributions to our stockholders.
On January 1, 2007, we implemented an amended and restated investment advisory and management agreement with our Adviser. In addition to providing for a base management fee based on our stockholders equity, this agreement contemplates a quarterly incentive fee based on our funds from operations. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods, however our Adviser is not required to issue this waiver. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on our stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted on during the three months ended March 31, 2007.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit	Description of Document
3 .1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed September 11, 2003.

3 .2	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

3.4	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.1	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.2	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed October 19, 2006.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: May 1, 2007	By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer