Form 10-Q
period 2007-06-30
GLADSTONE COMMERCIAL CORP
filed 2007-07-31
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of July 27, 2007 was 8,565,264.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Real estate, net of accumulated depreciation of $11,947,461 and $8,595,419, respectively	$280,541,611	$235,118,123
Lease intangibles, net of accumulated amortization of $5,877,604 and $4,175,685, respectively	26,038,291	23,416,696
Mortgage notes receivable	10,000,000	10,000,000
Cash and cash equivalents	9,681,885	36,005,686
Restricted cash	1,469,750	1,225,162
Funds held in escrow	1,789,814	1,635,819
Interest receivable — mortgage note	83,333	—
Interest receivable — employees	52,735	43,716
Deferred rent receivable	4,277,061	3,607,279
Deferred financing costs, net of accumulated amortization of $1,800,471 and $1,467,297, respectively	4,067,858	3,713,004
Prepaid expenses	456,354	521,290
Deposits on real estate	300,000	300,000
Accounts receivable	387,747	179,247

TOTAL ASSETS	$339,146,439	$315,766,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$182,124,367	$154,494,438
Deferred rent liability	4,325,817	4,718,599
Asset retirement obligation liability	1,752,378	1,631,294
Accounts payable and accrued expenses	588,581	673,410
Due to adviser	682,481	183,042
Rent received in advance, security deposits and funds held in escrow	2,175,708	1,841,063

Total Liabilities	191,649,332	163,541,846

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding	2,150	2,150
Common stock, $0.001 par value, 17,700,000 shares authorized and 8,565,264 shares issued and outstanding	8,565	8,565
Additional paid in capital	170,640,979	170,640,979
Notes receivable — employees	(2,801,180)	(3,201,322)
Distributions in excess of accumulated earnings	(20,353,407)	(15,226,196)

Total Stockholders’ Equity	147,497,107	152,224,176

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$339,146,439	$315,766,022

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Operating revenues
Rental income	$7,732,322	$6,027,830	$14,810,358	$10,894,906
Interest income from mortgage notes receivable	252,778	558,434	502,778	1,111,346
Tenant recovery revenue	94,468	43,798	150,203	49,420

Total operating revenues	8,079,568	6,630,062	15,463,339	12,055,672

Operating expenses
Depreciation and amortization	2,636,154	2,064,312	5,053,966	3,863,519
Base management fee (refer to Note 2)	471,091	719,392	953,135	1,372,134
Administration fee (refer to Note 2)	210,126	—	417,144	—
Incentive fee (refer to Note 2)	633,805	—	1,219,573	—
Professional fees	174,677	232,960	324,108	431,418
Taxes and licenses	50,178	39,069	65,185	89,963
Insurance	114,556	102,845	260,808	185,842
General and administrative	133,406	95,602	245,308	143,420
Directors fees	54,250	27,500	108,500	61,000
Stockholder related expenses	75,361	183,596	174,978	248,065
Asset retirement obligation expense	28,942	24,940	57,102	71,641
Stock option compensation expense	—	33,602	—	79,818

Total operating expenses before credit from Adviser	4,582,546	3,523,818	8,879,807	6,546,820

Credit to incentive fee (Refer to Note 2)	(633,805)	—	(1,219,573)	—

Total operating expenses	3,948,741	3,523,818	7,660,234	6,546,820

Other income (expense)
Interest income from temporary investments	63,269	4,057	292,285	11,431
Interest income — employee loans	56,458	28,589	116,880	34,137
Other income	9,817	10,400	18,231	10,400
Interest expense	(2,702,612)	(2,155,968)	(5,217,073)	(3,774,536)

Total other expense	(2,573,068)	(2,112,922)	(4,789,677)	(3,718,568)

Income from continuing operations	1,557,759	993,322	3,013,428	1,790,284

Discontinued operations
(Loss) income from discontinued operations	(1,503)	71,215	(5,504)	109,253
Net realized income (loss) from foreign currency transactions	56	167	63	(649)
Net unrealized loss from foreign currency transactions	—	(211,939)	—	(199,323)
Taxes paid on sale of real estate	—	—	78,667	—

Total discontinued operations	(1,447)	(140,557)	73,226	(90,719)

Net income	1,556,312	852,765	3,086,654	1,699,565

Dividends attributable to preferred stock	(1,023,437)	(484,375)	(2,046,874)	(828,819)

Net income available to common stockholders	$532,875	$368,390	$1,039,780	$870,746

Earnings per weighted average common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.06	$0.07	$0.11	$0.12
Discontinued operations	—	(0.02)	0.01	(0.01)

Net income available to common stockholders	$0.06	$0.05	$0.12	$0.11

Earnings per weighted average common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.06	$0.06	$0.11	$0.12
Discontinued operations	—	(0.02)	0.01	(0.01)

Net income available to common stockholders	$0.06	$0.04	$0.12	$0.11

Weighted average shares outstanding
Basic	8,565,264	7,762,503	8,565,264	7,717,501

Diluted	8,565,264	7,911,871	8,565,264	7,858,146

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,086,654	$1,699,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	5,053,966	3,915,819
Amortization of deferred financing costs, including discontinued operations	333,174	289,300
Amortization of deferred rent asset	126,748	126,748
Amortization of deferred rent liability	(392,782)	(303,478)
Asset retirement obligation expense, including discontinued operations	57,102	81,573
Increase in deferred rent receivable	(796,530)	(720,712)
Stock compensation	—	79,818
Increase in mortgage notes payable due to change in value of foreign currency	—	199,323
(Increase) decrease in mortgage interest receivable	(83,333)	3,609
Increase in employee interest receivable	(9,019)	(28,589)
(Increase) decrease in prepaid expenses and other assets	(143,564)	297,354
Increase in accounts payable, accrued expenses, and amount due adviser	414,610	65,606
Increase in rent received in advance	90,057	163,407

Net cash provided by operating activities	7,737,083	5,869,343

Cash flows from investing activities:
Real estate investments	(53,035,069)	(40,506,626)
Principal repayments on mortgage notes receivable	—	44,742
Principal repayments on employee loans	400,142	—
Net payments to lenders for reserves held in escrow	(868,679)	(1,899,416)
Increase in restricted cash	(244,588)	(412,074)
Deposits on future acquisitions	(810,000)	(500,000)
Deposits applied against real estate investments	810,000	1,100,000

Net cash used in investing activities	(53,748,194)	(42,173,374)

Cash flows from financing activities:
Proceeds from share issuance	—	25,485,010
Offering costs	—	(1,302,004)
Borrowings under mortgage notes payable	28,015,000	31,900,000
Principal repayments on mortgage notes payable	(385,070)	(302,410)
Borrowings from line of credit	4,200,000	60,000,400
Repayments on line of credit	(4,200,000)	(73,900,400)
Increase in reserves from tenants	818,745	1,093,252
Increase in security deposits	140,525	562,500
Payments for deferred financing costs	(688,025)	(1,650,237)
Dividends paid for common and preferred	(8,213,865)	(6,390,679)

Net cash provided by financing activities	19,687,310	35,495,432

Net decrease in cash and cash equivalents	(26,323,801)	(808,599)

Cash and cash equivalents, beginning of period	36,005,686	1,740,159

Cash and cash equivalents, end of period	$9,681,885	$931,560

NON-CASH INVESTING ACTIVITIES
Increase in asset retirement obligation	$121,084	$1,510,330

NON-CASH FINANCING ACTIVITIES
Fixed rate debt assumed in connection with acquisitions	$—	$30,129,654

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$1,826,754

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
GCLP Business Trust I and GCLP Business Trust II, subsidiaries of the Company, each are business trusts formed under the laws of the Commonwealth of Massachusetts on December 28, 2005. The Company transferred its 99% limited partnership interest in the Operating Partnership to GCLP Business Trust I in exchange for 100 trust shares. Gladstone Commercial Partners, LLC transferred its 1% general partnership interest in the Operating Partnership to GCLP Business Trust II in exchange for 100 trust shares.

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
The Company accounts for its acquisitions of real estate in accordance with SFAS No. 141, “Business Combinations,” which requires the purchase price of real estate to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values.
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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was $1,758,252 and $3,352,047 for the three and six months ended June 30, 2007, respectively, and $1,324,868 and $2,478,984 for the three and six months ended June 30, 2006, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $63,374 and $126,748 for the three and six months ended June 30, 2007, respectively, and $63,374 and $126,748 for the three and six months ended June 30, 2006, respectively. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $196,391 and $392,782 for the three and six months ended June 30, 2007 respectively, and $223,188 and $303,479 for the three and six months ended June 30, 2006, respectively.

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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from five to twenty years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets, including discontinued operations, was $877,902 and $1,701,919 for the three and six months ended June 30, 2007, respectively, and $756,204 and $1,436,835 for the three and six months ended June 30, 2006, respectively.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	June 30, 2007		December 31, 2006
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$11,739,091	$(2,650,525)	$10,738,319	$(1,907,668)
Leasing costs	6,689,195	(1,707,656)	5,891,099	(1,267,829)
Customer relationships	13,487,609	(1,519,423)	10,962,963	(1,000,188)

	$31,915,895	$(5,877,604)	$27,592,381	$(4,175,685)

The estimated aggregate amortization expense for the remainder of 2007 and each of the four succeeding fiscal years is as follows:

Estimated Amortization
Year	Expense
2007	$1,766,790
2008	3,533,580
2009	3,405,940
2010	3,214,175
2011	2,732,066

Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at June 30, 2007.
Provision for Loan Losses
The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans it has made based upon its evaluation of known and inherent risks associated with its private lending assets. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses in the Company’s history.
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at June 30, 2007 were held in the custody of two financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
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
Deferred financing costs
Deferred financing costs consist of costs incurred to obtain long-term financing, including, legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured. The Company incurred $688,025 and $1,650,237 in deferred financing costs during the six months ended June 30, 2007 and 2006, respectively. Total amortization expense related to deferred financing costs, including discontinued operations, was $168,712 and $333,174 for the three and six months ended June 30, 2007, respectively, and $167,430 and $289,300 for the three and six months ended June 30, 2006, respectively. Amortization of financing costs are included in the interest expense line item in the consolidated financial statements.

Revenue recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of June 30, 2007.
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
Commercial Advisers is a wholly-owned TRS that is subject to federal and state income taxes. Though Commercial Advisers has had no activity to date, the Company would account for any future income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
In July of 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on the Company’s results of operations.

Segment information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in determining how to allocate resources and in assessing performance. Company management is the chief decision making group. As discussed in Note 10, the Company’s operations are derived from two operating segments, one segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users, and the other segment originates mortgage loans and collects principal and interest payments.
Foreign Currency Transactions
The Company purchased two properties in Canada in October of 2004. These properties were classified as held for sale as of June 30, 2006, and were sold in July 2006. All gains and losses from foreign currency transactions are reflected in discontinued operations in the Company’s consolidated financial statements. Rental payments from these properties were received in Canadian dollars. In accordance with SFAS No. 52, “Foreign Currency Translation,” the rental revenue received was recorded using the exchange rate as of the transaction date, which is the first day of each month. In addition to rental payments that were denominated in Canadian dollars, the Company also has a bank account in Canada and the long-term financings on the two Canadian properties were also issued in Canadian dollars. All cash, deferred rent assets and mortgage notes payable related to the Canadian properties were re-valued at each balance sheet date to reflect the then current exchange rate. The gains or losses from the valuation of the cash were recorded on the income statement as a realized gain or loss, and the valuation of the deferred rent assets and mortgage notes payable was recorded on the income statement as unrealized gains or losses on the translation of assets and liabilities. Realized foreign currency gains of $56 and $63 were recorded for the three and six months ended June 30, 2007, respectively, and a realized foreign currency gain of $167 and a realized foreign currency loss of $649 were recorded for the three and six months ended June 30, 2006, respectively. These realized gains and losses were from the valuation of cash, tax payments made to the Canadian government, and the previously unrealized foreign currency losses associated with the valuation of the deferred rent assets and mortgage notes payable that became a realized foreign currency loss as of the date of sale. Unrealized foreign currency losses of $211,939 and $199,323 were recorded for the three and six months ended June 30, 2006, respectively.
Asset retirement obligations
In March of 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The Company accrued a liability during the six months ended June 30, 2007 of $63,983 related to properties acquired during the period. The Company also recorded expense of $28,942 and $57,102, during the three and six months ended June 30, 2007, respectively, and $26,430 and $81,573 during the three and six months ended June 20, 2006, respectively, including discontinued operations, related to the cumulative accretion of the obligation.

Real estate held for sale and discontinued operations
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in both current and prior periods presented. Income items related to held for sale properties are listed separately on the Company’s consolidated income statement. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value, less the cost to sell, and are listed separately on the Company’s consolidated balance sheet for the current period. Once properties are listed as held for sale, no further depreciation is recorded.
Recently Issued Accounting Pronouncements
In July of 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on the Company’s results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS 157 beginning with the year ended December 31, 2007. The Company believes there will be no impact of the adoption on the Company’s results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company believes there will be no impact of the adoption on the Company’s results of operations.
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

2. Management Advisory Fee
The Company has been externally managed pursuant to a contractual investment advisory arrangement with its Adviser, under which its Adviser has directly employed all of the Company’s personnel and paid its payroll, benefits, and general expenses directly. The Company’s initial investment advisory agreement with its Adviser was in place from August 12, 2003 through December 31, 2006 (the “Initial Advisory Agreement”). On January 1, 2007, the Company entered into an amended and restated investment advisory agreement with its Adviser (the “Amended Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”). The management services and fees in effect under the Initial Advisory, Amended Advisory and Administration Agreements are described below.
Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations (“FFO”). For the three and six months ended June 30, 2007, the Company recorded a base management fee of $471,091 and $953,135, respectively. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee will reward the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee, exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser will also receive an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%.
For the three and six months ended June 30, 2007, the Company recorded an incentive fee of $633,805 and $1,219,573, respectively, offset by a credit from a voluntary waiver issued by the Adviser’s board of directors of $633,805 and $1,219,573, respectively, for a net incentive fee for both the three and six months ended June 30, 2007 of $0. The board of directors for the Company accepted the Advisers’ offer to waive the entire incentive fee for the three and six months ended June 30, 2007 in order to maintain the current level of distributions to the Company’s stockholders.
Administration Agreement
Under the Administration Agreement, the Company pays separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations, including but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. For the three and six months ended June 30, 2007, the Company recorded an administration fee of $210,126 and $417,144, respectively.
Initial Advisory Agreement
Under the Initial Advisory Agreement, the Company was required to reimburse its Adviser for its pro rata share of its Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to the Company’s matters. During the three and six months ended June 30, 2006 these expenses were approximately $561,000 and $1,029,000, respectively.

The Company was also required to reimburse its Adviser for its pro rata portion of all other expenses of its Adviser not reimbursed under the Initial Advisory Agreement (“overhead expenses”), equal to the total overhead expenses of its Adviser, multiplied by the ratio of hours worked by its Adviser’s employees on the Company’s projects to the total hours worked by its Adviser’s employees. However, the Company was only required to reimburse its Adviser for its portion of its overhead expenses if the amount of payroll and benefits the Company reimbursed to its Adviser was less than 2.0% of the Company’s average invested assets for the year. Additionally, the Company was only required to reimburse its Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of the Company’s average invested assets for the year. The Adviser billed the Company on a monthly basis for these amounts. The Adviser was required to reimburse the Company annually for the amount by which overhead expenses billed to and paid by the Company exceeded this combined 2.0% limit during a given year. The overhead expenses never exceeded the combined 2.0% limit and, consequently, the Company never received any reimbursement. During the three and six months ended June 30, 2006, the Company reimbursed its Adviser approximately $158,000 and $343,000, respectively, of overhead expenses.
3. Stock Options
In December of 2004, FASB issued SFAS No. 123(R), “Share-Based Payment.” The new standard was effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company previously accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation.” In this regard, these options had been granted to individuals who are the Company’s officers, and who would qualify as leased employees under FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” Under APB Opinion No. 25, no expense was recorded in the income statement for the Company’s stock options. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Under SFAS No. 123(R), all share-based compensation cost was measured at the grant date, based on the fair value of the award, and was recognized as an expense in the income statement over an employee’s requisite service period.
The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant. The Company recorded total stock option compensation expense of $33,602 and $79,818, respectively, for the three and six months ended June 30, 2006. There were no stock options outstanding as the Company terminated its stock option plan on December 31, 2006, therefore, no stock option compensation expense was recorded for the three and six months ended June 30, 2007.

The following table is a summary of all notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of	Strike Price of	Amount of	Balance of
	Options	Options	Promissory Note	Employee Loans		Interest Rate
Date Issued	Exercised	Exercised	Issued to Employees	at 6/30/07	Term of Note	on Note
Sep-04	25,000	$15.00	$375,000	$374,155	9 years	5.00%
May-05	5,000	$15.00	$75,000	$57,796	9 years	6.00%
Apr-06	25,000	$15.00	$375,000	$—	5 years	7.77%
Apr-06	12,422	$16.10	$199,994	$199,994	9 years	7.77%
May-06	50,000	$16.85	$842,500	$842,500	10 years	7.87%
May-06	15,000	$16.10	$241,500	$241,500	10 years	7.87%
May-06	2,500	$16.01	$40,000	$39,275	10 years	7.87%
May-06	2,000	$16.10	$32,200	$32,200	10 years	7.87%
May-06	2,000	$16.10	$32,200	$32,200	10 years	7.87%
May-06	2,000	$16.68	$33,360	$33,360	10 years	7.87%
May-06	2,000	$15.00	$30,000	$30,000	10 years	7.87%
Oct-06	12,000	$16.10	$193,200	$193,200	9 years	8.17%
Nov-06	25,000	$15.00	$375,000	$350,000	9 years	8.15%
Dec-06	25,000	$15.00	$375,000	$375,000	10 years	8.12%

	204,922		$3,219,954	$2,801,180

These notes were recorded as loans to employees and are included in the equity section of the accompanying consolidated balance sheets.
4. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net income available to common stockholders	$532,875	$368,390	$1,039,780	$870,746

Denominator for basic weighted average shares	8,565,264	7,762,503	8,565,264	7,717,501
Dilutive effect of stock options	—	149,368	—	140,645

Denominator for diluted weighted average shares	8,565,264	7,911,871	8,565,264	7,858,146

Basic earnings per common share	$0.06	$0.05	$0.12	$0.11

Diluted earnings per common share	$0.06	$0.04	$0.12	$0.11

5. Real Estate
A summary of the 43 properties held by the Company as of June 30, 2007 is as follows:

Date Acquired	Location	Square Footage	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$4,708,710
Jan-04	Canton, Ohio	54,018	Office and Warehouse	2,967,976
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,194,086
Jun-04	Charlotte, North Carolina	64,500	Office	8,561,707
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	4,814,323
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,187,089
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,805,476
Sep-04	Austin, Texas	51,933	Flexible Office	6,888,697
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	895,149
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	5,775,796
Feb-05	San Antonio, Texas	60,245	Flexible Office	7,765,498
Feb-05	Columbus, Ohio	39,000	Industrial	2,646,471
Apr-05	Big Flats, New York	120,000	Industrial	6,393,389
May-05	Wichita, Kansas	69,287	Office	10,708,968
May-05	Arlington, Texas	64,000	Warehouse and Bakery	3,905,061
Jun-05	Dayton, Ohio	59,894	Office	2,354,393
Jul-05	Eatontown, New Jersey	30,268	Office	4,660,913
Jul-05	Franklin Township, New Jersey	183,000	Office and Warehouse	7,520,157
Jul-05	Duncan, South Carolina	278,020	Office and Manufacturing	14,788,459
Aug-05	Hazelwood, Missouri	51,155	Office and Warehouse	2,982,100
Sep-05	Angola, Indiana	52,080	Industrial	1,131,413
Sep-05	Angola, Indiana	50,000	Industrial	1,131,413
Sep-05	Rock Falls, Illinois	52,000	Industrial	1,131,413
Oct-05	Newburyport, Massachusetts	70,598	Industrial	6,882,202
Oct-05	Clintonville, Wisconsin	291,142	Industrial	4,564,284
Dec-05	Maple Heights, Ohio	347,218	Industrial	11,246,882
Dec-05	Richmond, Virginia	42,213	Office	5,883,905
Dec-05	Toledo, Ohio	23,368	Office	2,983,000
Feb-06	South Hadley, Massachusetts	150,000	Industrial	3,138,495
Feb-06	Champaign, Illinois	108,262	Office	14,034,779
Feb-06	Roseville, Minnesota	359,540	Office	26,803,837
May-06	Burnsville, Minnesota	114,100	Office	11,917,071
Jun-06	Menomonee Falls, Wisconsin	125,692	Industrial	7,355,190
Jul-06	Baytown, Texas	12,000	Office	2,594,754
Sep-06	Sterling Heights, Michigan	532,869	Industrial	11,182,690
Sep-06	Birmingham, Alabama	63,514	Industrial	1,552,142
Sep-06	Montgomery, Alabama	29,472	Industrial	1,552,142
Sep-06	Columbia, Missouri	16,275	Industrial	1,552,141
Jan-07	Mason, Ohio	60,000	Office	6,954,695
Feb-07	Raleigh, North Carolina	115,500	Industrial	7,067,940
Mar-07	Tulsa, Oklahoma	238,310	Manufacturing	13,918,092
Mar-07	Hialeah, Florida	132,337	Industrial	10,180,626
May-07	Tewksbury, Massachusetts	102,200	Industrial	10,258,087

	Total real estate, net	5,277,899		$280,541,611

The following table sets forth the components of the Company’s investments in real estate:

	June 30, 2007	December 31, 2006
Real estate:
Land	$41,124,295	$33,764,113
Building	244,730,814	204,115,481
Tenant improvements	6,633,963	5,833,948
Accumulated depreciation	(11,947,461)	(8,595,419)

Real estate, net	$280,541,611	$235,118,123

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
On March 9, 2007, the Company acquired a 132,337 square foot industrial building in Hialeah, Florida for approximately $10.29 million, including transaction costs. At closing, the Company extended a 15 year triple net lease with the sole tenant, and the tenant has five options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.0 million.
On May 17, 2007, the Company acquired a 102,200 square foot industrial building in Tewksbury, Massachusetts for approximately $11.24 million, including transaction costs. At closing, the Company extended a 10 year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.92 million.
In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the six months ended June 30, 2007 as follows:

			Tenant			Customer	Total Purchase
	Land	Building	Improvements	In-place leases	Leasing Costs	relationships	Price
Mason, Ohio	$797,274	$5,959,167	$296,277	$—	$144,703	$683,471	$7,880,892
Raleigh, North Carolina	1,605,551	5,464,586	48,767	142,209	64,110	478,083	7,803,306
Tulsa, Oklahoma	—	13,858,489	198,738	437,117	587,605	723,168	15,805,117
Hialeah, Florida	3,562,455	6,619,258	—	—	817	104,508	10,287,038
Tewksbury, Massachusetts	1,394,902	8,637,183	256,233	421,446	865	535,416	11,246,045

	$7,360,182	$40,538,683	$800,015	$1,000,772	$798,100	$2,524,646	$53,022,398

The weighted average amortization period, for properties acquired during the six months ended June 30, 2007, for in-place leases is approximately 10.6 years, for leasing costs is approximately 10.6 years, for customer relationships is approximately 22.8 years, and for all intangible assets is approximately 15.7 years. There were no above or below market lease intangibles allocated to the purchase price for the five acquisitions in 2007.
Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at June 30, 2007, are as follows:

Year	Lease Payments
2007	$14,651,828
2008	29,726,323
2009	29,128,877
2010	28,036,373
2011	25,943,457
Thereafter	111,538,328
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties outstanding as of June 30, 2007, is approximately $4.7 million, and the total annual ground lease payments on the Tulsa, Oklahoma property are approximately $134,000.
6. Discontinued Operations
On July 21, 2006, the Company sold its two Canadian properties for approximately $6.9 million, for a gain on the sale of approximately $1.4 million. The Company paid and expensed approximately $315,000 in taxes related to the gain on the sale in 2006. The 2006 tax returns were subsequently filed in March of 2007, and the amount owed was approximately $236,000. The Company is due a refund in the amount of approximately $79,000, which is reflected on the income statement in discontinued operations under taxes on sale of real estate. The refund was received by the Company in July 2007. The operating expenses incurred during the three and six months ended June 30, 2007 are legal fees related to the Canadian entities which can not be dissolved until the final tax returns have been accepted by the Canadian tax authorities. The mortgages associated with the Canadian properties were assumed by the buyer at closing.
The Company classified its two Canadian properties as discontinued operations, in accordance with the provisions of SFAS No. 144, which requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in both current and prior periods presented. The table below summarizes the components of income (loss) from discontinued operations:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Operating revenue	$—	$157,112	$—	$311,523

Operating (income) expense	(1,503)	2,803	(5,504)	15,894

Taxes & licenses	—	53	78,667	3,419

Interest expense	—	66,281	—	130,657

Depreciation expense	—	16,760	—	52,300

Realized and unrealized gain (loss) on foregin currency transactions	56	(211,772)	63	(199,972)

(Loss) income from discontinued operations	$(1,447)	$(140,557)	$73,226	$(90,719)

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

8. Mortgage Notes Payable
As of June 30, 2007 the Company had 12 fixed-rate mortgage notes payable collateralized by a total of 29 properties. The weighted-average interest rate on the mortgage notes payable as of June 30, 2007 was approximately 5.8%. A summary of the mortgage notes payable is below:

			Principal Balance Outstanding
Date of Issuance	Principal
of Note	Maturity Date	Interest Rate	June 30, 2007	December 31, 2006
3/16/2005	4/1/2030	6.3300%	$3,031,487	$3,060,093
8/25/2005	9/1/2015	5.3310%	21,757,000	21,757,000
9/12/2005	9/1/2015	5.2100%	12,588,000	12,588,000
12/21/2005	12/8/2015	5.7107%	19,456,000	19,456,000
2/21/2006	12/1/2013	5.9100%	9,548,743	9,620,050
2/21/2006	6/30/2014	5.2000%	19,941,278	20,104,716
3/29/2006	4/1/2016	5.9200%	17,000,000	17,000,000
4/27/2006	5/5/2016	6.5800%	14,631,859	14,753,579
11/22/2006	12/1/2016	5.7600%	14,309,000	14,309,000
12/22/2006	1/1/2017	5.7900%	21,846,000	21,846,000
2/8/2007	3/1/2017	6.0000%	13,775,000	—
6/5/2007	6/8/2017	6.1100%	14,240,000	—

			$182,124,367	$154,494,438

The fair market value of all fixed-rate debt outstanding as of June 30, 2007 was approximately $178.0 million, as compared to the carrying value stated above of approximately $182.0 million.
Scheduled principal payments of mortgage notes payable are as follows:

Scheduled principal
Year	payments
2007	$483,142
2008	1,371,558
2009	2,017,730
2010	2,137,220
2011	2,407,408
Thereafter	173,707,309

$182,124,367

On February 8, 2007, through wholly-owned subsidiaries, the Company borrowed approximately $13.8 million pursuant to a long-term note payable from KeyBank National Association, which is collateralized by security interests in its Austin, Texas property, its Richmond, Virginia property and its Baytown, Texas property in the amounts of approximately $6.5 million, $5.3 million and $2.0 million, respectively. The note accrues interest at a rate of 6.0% per year and the Company may not repay this note prior to maturity, or the Company would be subject to a substantial prepayment penalty. The note has a maturity date of March 1, 2017. The Company used the proceeds from the note for acquisitions of properties.

On June 5, 2007, through wholly-owned subsidiaries, the Company borrowed approximately $14.2 million pursuant to a long-term note payable from Countrywide Commercial Real Estate Finance, which is collateralized by security interests in its Menomonee Falls, Wisconsin property, its Hazelton, Missouri property and its Raleigh, North Carolina property in the amounts of approximately $6.9 million, $2.4 million and $4.9 million, respectively. The note accrues interest at a rate of 6.11% per year and the Company may not repay this note prior to the last three months of the term, or the Company would be subject to a substantial prepayment penalty. The note has a maturity date of June 8, 2017. The Company used the proceeds from the note to pay down the outstanding balance on the line of credit.
9. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the six months ended June 30, 2007:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2006	$8,565	$2,150	$170,640,979	$(3,201,322)	$(15,226,196)	$152,224,176

Repayment of Principal on Notes Receivable				400,142		400,142

Distributions Declared to Common and Preferred Stockholders					(8,213,865)	(8,213,865)

Net income					3,086,654	3,086,654

Balance at June 30, 2007	$8,565	$2,150	$170,640,979	$(2,801,180)	$(20,353,407)	$147,497,107

The 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), has a par value of $0.001 per share, and there are currently 1,000,000 shares issued and outstanding. The Series A Preferred Stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at the election of the Company on or after January 30, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Series A Preferred Stock is traded on the NASDAQ Global Market under the trading symbol “GOODP.”
The 7.5% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), has a par value $0.001 per share, and there are currently 1,150,000 shares issued and outstanding. The Series B Preferred Stock may be redeemed at a liquidation preference in the amount of $25.00 per share plus any unpaid dividends at the election of the Company on or after October 31, 2011. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Series B Preferred Stock is traded on the NASDAQ Global Market under the trading symbol “GOODO.”
Dividends paid per common share for the three and six months ended June 30, 2007 and 2006 were both $0.36 and $0.72 per share, respectively. Dividends paid per share of Series A Preferred Stock for the three and six months ended June 30, 2007 was approximately $0.48 and $0.97 per share, respectively. Dividends paid per share of Series A Preferred Stock for the three and six months ended June 30, 2006 was approximately $0.48 and $0.82 per share, respectively. Dividends paid per share of Series B Preferred Stock for the three and six months ended June 30, 2007 was approximately $0.47 and $0.94, respectively. There were no dividends paid on the Series B Preferred Stock for the three and six months ended June 30, 2006, because the class of stock had not yet been issued.

10. Segment Information
As of June 30, 2007, the Company’s operations were derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three and six months ended June 30, 2007 and 2006:

	As of and for the three months ended June 30, 2007				As of and for the six months ended June 30, 2007
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Operating revenues	$7,826,790	$252,778	$—	$8,079,568	$14,960,561	$502,778	$—	$15,463,339
Operating expenses	(5,473,745)	—	(1,177,608)	(6,651,353)	(10,536,802)	—	(2,340,505)	(12,877,307)
Other income	—	—	129,544	129,544	—	—	427,396	427,396
Discontinued operations	(1,447)	—	—	(1,447)	73,226	—	—	73,226

Net income (loss)	$2,351,598	$252,778	$(1,048,064)	$1,556,312	$4,496,985	$502,778	$(1,913,109)	$3,086,654

Total Assets	$313,272,218	$10,000,000	$15,874,221	$339,146,439	$313,272,218	$10,000,000	$15,874,221	$339,146,439

	As of and for the three months ended June 30, 2006				As of and for the six months ended June 30, 2006
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Operating revenues	$6,071,628	$558,434	$—	$6,630,062	$10,944,326	$1,111,346	$—	$12,055,672
Operating expenses	(4,336,472)	—	(1,343,314)	(5,679,786)	(7,885,296)	—	(2,436,060)	(10,321,356)
Other income	—	—	43,046	43,046	—	—	55,968	55,968
Discontinued operations	(140,557)	—	—	(140,557)	(90,719)	—	—	(90,719)

Net income (loss)	$1,594,599	$558,434	$(1,300,268)	$852,765	$2,968,311	$1,111,346	$(2,380,092)	$1,699,565

Total Assets	$254,177,059	$21,048,213	$6,685,499	$281,910,771	$254,177,059	$21,048,213	$6,685,499	$281,910,771

The amounts included under other income in the tables above include interest income and any other miscellaneous income earned that was not specifically derived from either operating segment.
11. Line of Credit
On December 29, 2006, the Company entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. The new revolving credit facility replaces a previous facility led by BB&T, which was terminated upon the closing of the new line. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. The maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As the Company arranges for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of June 30, 2007, there were no borrowings outstanding under the line of credit.

12. Pro Forma Financial Information
The Company acquired four properties and one leasehold interest during the six months ended June 30, 2007. The following table reflects pro-forma consolidated income statements as if the four properties and one leasehold interest were acquired as of the beginning of the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Operating Data:
Total operating revenue	$8,193,693	$7,876,944	$16,347,028	$14,507,720
Total operating expenses	(3,990,249)	(3,982,370)	(7,960,304)	(7,414,399)
Other expense	(2,573,068)	(2,112,922)	(4,789,677)	(3,718,568)

Income from continuing operations	$1,630,376	$1,781,652	$3,597,047	$3,374,753

Dividends attributable to preferred stock	(1,023,437)	(484,375)	(2,046,874)	(828,819)

Net income available to common stockholders	$606,939	$1,297,277	$1,550,173	$2,545,934

Share and Per Share Data:
Basic net income	$0.07	$0.17	$0.18	$0.33
Diluted net income	$0.07	$0.16	$0.18	$0.32
Weighted average shares outstanding-basic	8,565,264	7,762,503	8,565,264	7,717,501
Weighted average shares outstanding-diluted	8,565,264	7,911,871	8,565,264	7,858,146
These pro-forma consolidated income statements are not necessarily indicative of what actual results would have been had the Company acquired the specified properties and leasehold interest as of the beginning of the periods presented.
13. Subsequent Events
On July 10, 2007, the Company’s Board of Directors declared cash dividends of $0.12 per common share, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share on the Series B Preferred Stock for each of the months of July, August and September of 2007. Monthly dividends will be payable on July 31, 2007, August 31, 2007 and September 28, 2007, to those stockholders of record for those dates on July 23, 2007, August 23, 2007 and September 20, 2007, respectively.
On July 13, 2007, the Company acquired a 21,264 square foot retail building in Mason, Ohio for approximately $6.78 million, including transaction costs. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately twenty years. The tenant has five options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.58 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) general volatility of the capital markets and the market price of our securities; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) changes in our business strategy; (5) availability, terms and deployment of capital, including the ability to maintain and borrow under our existing credit facility, arrange for long-term mortgages on our properties; secure one or more additional long-term credit facilities, and to raise equity capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; and (7) those factors listed under the caption “Risk Factors” of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission, (the “SEC”), on February 27, 2007, and the Quarterly Report on Form 10-Q as filed with the SEC on May 1, 2007. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.
OVERVIEW
Our Investment Strategy
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At June 30, 2007, we owned 43 properties totaling approximately 5.3 million square feet, and had one mortgage loan outstanding. The total gross investment in these acquisitions and the mortgage loan investment was approximately $336.4 million.

Recent Events
Investment Activities: During the six months ended June 30, 2007, we acquired four properties and one leasehold interest totaling approximately 648,000 square feet, for a total gross investment of approximately $53.0 million.
Financing Activities: During the six months ended June 30, 2007, we borrowed approximately $28.0 million pursuant to two long-term notes payable collateralized by security interests in six of our properties.
Our Investment Adviser and Administrator
Gladstone Management Corporation, or our Adviser, is led by a management team which has extensive experience in our lines of business. Our Adviser is a related party and is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our director, vice chairman, secretary and chief operating officer, is a member of the board of directors of our Adviser and its vice chairman, chief operating officer and secretary. George Stelljes III, our director, president and chief investment officer, is a member of the board of directors of our Adviser and its president and chief investment officer. Harry Brill, our chief financial officer, is also the chief financial officer of our Adviser. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC, or the Administrator, which employs our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs.
Our Adviser and Administrator also provide investment advisory and administrative services to our affiliates, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly traded business development companies, as well as Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone. All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.
Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in New York, New Jersey, Pennsylvania, Illinois, Texas, and Washington.
Investment Advisory and Administration Agreements
We have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser has directly employed all of our personnel and paid its payroll, benefits, and general expenses directly. Our initial investment advisory agreement with our Adviser, which we refer to as the Initial Advisory Agreement, was in place from August 12, 2003 through December 31, 2006. On January 1, 2007, we entered into an amended and restated investment advisory agreement with our Adviser, which we refer to as the Amended Advisory Agreement, and an administration agreement, which we refer to as the Administration Agreement, with our Administrator.
Under the terms of the Initial Advisory Agreement and the Amended Advisory Agreement, we were and remain responsible for all expenses incurred for our direct benefit. Examples of these expenses include, legal, accounting, interest on short-term debt and mortgages, tax preparation, directors and officers insurance, stock transfer services, shareholder related fees, consulting and related fees. During the three and six months ended June 30, 2007, the total amount of these expenses that we incurred was approximately $3.3 million and $6.4 million, respectively. During the three and six months ended June 30, 2006, the total amount of these expenses that we incurred was approximately $2.8 million and $4.9 million, respectively. All of these charges are incurred directly by us rather than by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.

In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). In the event that any of these expenses are incurred on our behalf by our Adviser, we are required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the three and six months ended June 30, 2007 and 2006, none of these expenses were incurred by our Adviser as we passed all such fees along to our tenants. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time. We do not presently expect that our Adviser will incur any of these fees on our behalf.
Management services and fees under the Initial Advisory Agreement
Pursuant to the Initial Advisory Agreement, we were required to reimburse our Adviser for our pro rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. During the three and six months ended June 30, 2006, these expenses were approximately $561,000 and $1,029,000, respectively.
We were also required to reimburse our Adviser for our pro rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above, which we refer to as overhead expenses, equal to the total overhead expenses of our Adviser, multiplied by the ratio of hours worked by our Adviser’s employees on our projects to the total hours worked by our Adviser’s employees. However, we were only required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimbursed to our Adviser was less than 2.0% of our average invested assets for the year. Additionally, we were only required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year. Our Adviser billed us on a monthly basis for these amounts. Our Adviser was required to reimburse us annually for the amount by which amounts billed to and paid by us exceeded this 2.0% limit during a given year. The amounts never exceeded the 2.0% limit, and we never received reimbursement. During the three and six months ended June 30, 2006, we reimbursed our Adviser approximately $158,000 and $343,000, respectively, of overhead expenses.
Management services and fees under the Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, or FFO. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. Our Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of our pre-incentive fee FFO. Our Adviser will also receive an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875%.
For the three and six months ended June 30, 2007, the base management fees, based on the Amended Advisory Agreement fees were $471,091 and $953,135, respectively. For the three and six months ended June 30, 2007, we recorded an incentive fee of $633,805 and $1,219,573, respectively, offset by a credit from a voluntary waiver issued by the Adviser’s Board of Directors of $633,805 and $1,219,573, respectively, for a net incentive fee for both the three and six months ended June 30, 2007 of $0. Our Board of Directors accepted our Advisers’ offer to waive the entire incentive fee for the three and six months ended June 30, 2007 in order to maintain the current level of distributions to our stockholders. Our Adviser intends to continue to waive all or a portion of the incentive fee in order to maintain the current level of distributions to our stockholders.

Administration Agreement
Under the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations, including but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. For the three and six months ended June 30, 2007, we incurred $210,126 and $417,144, respectively, for the administration fee.
Critical Accounting Policies
Management believes our most critical accounting policies are revenue recognition (including straight-line rent), investment accounting, purchase price allocation, accounting for our investments in real estate, provision for loan losses, the accounting for our derivative and hedging activities, if any, and income taxes. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes this information in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. For a summary of all of our critical accounting policies, see Note 1 to our consolidated financial statements included elsewhere in this report.
Recently Issued Accounting Pronouncements
In July of 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN No. 48 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on our results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS 157 beginning with the year ended December 31, 2007. We believe there will be no impact of the adoption on our results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We believe there will be no impact of the adoption on our results of operations.

Results of Operations
Our weighted-average yield on the portfolio as of June 30, 2007 was approximately 9.42%. The weighted-average yield was calculated by taking the annualized straight-line rent, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price.
A comparison of our operating results for the three and six months ended June 30, 2007 and 2006 is below:

	For the three months ended June 30,				For the six months ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Operating revenues
Rental income	$7,732,322	$6,027,830	$1,704,492	28%	$14,810,358	$10,894,906	$3,915,452	36%
Interest income from mortgage notes receivable	252,778	558,434	(305,656)	-55%	502,778	1,111,346	(608,568)	-55%
Tenant recovery revenue	94,468	43,798	50,670	116%	150,203	49,420	100,783	204%

Total operating revenues	8,079,568	6,630,062	1,449,506	22%	15,463,339	12,055,672	3,407,667	28%

Operating expenses
Depreciation and amortization	2,636,154	2,064,312	571,842	28%	5,053,966	3,863,519	1,190,447	31%
Base management fee	471,091	719,392	(248,301)	-35%	953,135	1,372,134	(418,999)	-31%
Administration fee	210,126	—	210,126	100%	417,144	—	417,144	100%
Incentive fee	633,805	—	633,805	100%	1,219,573	—	1,219,573	100%
Professional fees	174,677	232,960	(58,283)	-25%	324,108	431,418	(107,310)	-25%
Taxes and licenses	50,178	39,069	11,109	28%	65,185	89,963	(24,778)	-28%
Insurance	114,556	102,845	11,711	11%	260,808	185,842	74,966	40%
General and administrative	133,406	95,602	37,804	40%	245,308	143,420	101,888	71%
Directors fees	54,250	27,500	26,750	97%	108,500	61,000	47,500	78%
Stockholder related expense	75,361	183,596	(108,235)	-59%	174,978	248,065	(73,087)	-29%
Asset retirement obligation expense	28,942	24,940	4,002	16%	57,102	71,641	(14,539)	-20%
Stock option compensation expense	—	33,602	(33,602)	-100%	—	79,818	(79,818)	-100%

Total operating expenses before credit from Adviser	4,582,546	3,523,818	1,058,728	30%	8,879,807	6,546,820	2,332,987	36%

Credit to incentive fee	(633,805)	—	(633,805)	100%	(1,219,573)	—	(1,219,573)	100%

Total operating expenses	3,948,741	3,523,818	424,923	12%	7,660,234	6,546,820	1,113,414	17%

Other income (expense)
Interest income from temporary investments	63,269	4,057	59,212	1460%	292,285	11,431	280,854	2457%
Interest income — employee loans	56,458	28,589	27,869	97%	116,880	34,137	82,743	242%
Other income	9,817	10,400	(583)	-6%	18,231	10,400	7,831	75%
Interest expense	(2,702,612)	(2,155,968)	(546,644)	25%	(5,217,073)	(3,774,536)	(1,442,537)	38%

Total other expense	(2,573,068)	(2,112,922)	(460,146)	22%	(4,789,677)	(3,718,568)	(1,071,109)	29%

Income from continuing operations	1,557,759	993,322	564,437	57%	3,013,428	1,790,284	1,223,144	68%

Discontinued operations
Income from discontinued operations	(1,503)	71,215	(72,718)	-102%	(5,504)	109,253	(114,757)	-105%
Net realized loss from foreign currency transactions	56	167	(111)	-66%	63	(649)	712	110%
Net unrealized loss from foreign currency transactions	—	(211,939)	211,939	-100%	—	(199,323)	199,323	100%
Taxes on sale of real estate	—	—	—	0%	78,667	—	78,667	100%

Total discontinued operations	(1,447)	(140,557)	139,110	-99%	73,226	(90,719)	163,945	-181%

Net income	1,556,312	852,765	703,547	83%	3,086,654	1,699,565	1,387,089	82%

Dividends attributable to preferred stock	(1,023,437)	(484,375)	(539,062)	111%	(2,046,874)	(828,819)	(1,218,055)	147%

Net income available to common stockholders	$532,875	$368,390	$164,485	45%	$1,039,780	$870,746	$169,034	19%

Operating Revenues
Rental income increased for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, primarily due to the acquisition of 10 properties subsequent to June 30, 2006, and properties acquired during the first half of 2006 that were held for the full period in 2007.
Interest income from mortgage loans decreased for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, due to the defaulted mortgage loan on the Sterling Heights, Michigan property in August 2006. We acquired the building in satisfaction of the mortgage loan in September 2006.
Tenant recovery revenue increased for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, as a result of an increase in the number of tenants which reimbursed us for insurance expense and the reimbursement of the ground lease payments on our Tulsa, Oklahoma property acquired in March 2007, which was partially offset by an over-accrual of franchise taxes in 2005, which resulted in a credit to tenant recovery revenue in 2006.
Operating Expenses
Depreciation and amortization expenses increased in the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, as a result of the 10 property acquisitions completed between June 30, 2006 and June 30, 2007, coupled with properties acquired during the three and six months ended June 30, 2006 that were held for the full period in 2007.
The base management fee for the three and six months ended June 30, 2007 was computed under the terms of the Amended Advisory Agreement and the base management fee for the three and six months ended June 30, 2006 was computed under the terms of the Initial Advisory Agreement. Both agreements are described above under “Investment Advisory and Administration Agreements.”
On January 1, 2007, the Administration Agreement became effective and we began paying our Administrator amounts equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement. The Administration Agreement is described above under “Investment Advisory and Administration Agreements.” There was no administration fee recorded during the three and six months ended June 30, 2006, as the Administration Agreement was not in effect.
On January 1, 2007, the Amended Advisory Agreement, which includes an incentive fee component, became effective. The calculation of the incentive fee is described in detail above under “Investment Advisory and Administration Agreements.” There was no incentive fee recorded for the three and six months ended June 30, 2006, as the Amended Advisory Agreement was not in effect.
Professional fees, consisting primarily of legal and accounting fees, decreased during the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, primarily as a result of fees paid in connection with the formation of the Massachusetts Business Trusts in 2006 and audit fees recorded in 2006, which related to the 2005 year end audit, partially offset by an increase in accounting fees paid in 2007 related to the implementation of FIN 48.
Taxes and licenses increased for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, primarily because of an increase in the number of properties we pay franchise taxes for doing business in certain states, coupled with an increase in the amount of state and annual licenses for our entities operating in each of these states. Taxes and licenses decreased for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, primarily because of taxes expensed in 2006 on our Sterling Heights, Michigan property, which were subsequently paid by the tenant in the first quarter of 2007, partially offset by the increase in taxes discussed above.

Insurance expense increased for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006. The increase was primarily a result of an increase in premiums for directors and officers insurance from the prior year, coupled with the 10 property acquisitions completed between June 30, 2006 and June 30, 2007, which required insurance.
General and administrative expenses increased for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, primarily as a result of ground lease payments on our Tulsa, Oklahoma property acquired in March 2007, coupled with an increase in the number of properties we paid management fees for and an increase in the amount of due diligence expense written off related to deals that did not close during the three and six months ended June 30, 2007.
Directors’ fees increased for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, because of the increase in the annual fees each board member collects, coupled with an increased number of committee meetings. The annual fees for each board member were increased in 2007 as a result of the termination of our stock option plan.
Stockholder related expense decreased for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, primarily as a result of costs associated with the solicitation of the stockholder vote for the annual meeting in 2006, partially offset by the increase in our annual fees due to NASDAQ, and increased costs associated with the annual report.
Asset retirement obligation expense increased for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, as a result of the increased number of properties acquired subsequent to June 30, 2006 that were required to recognize a liability related to asset retirement Asset retirement obligation expense decreased for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, as a result of the expense recorded during the three months ended March 31, 2006, which included expense related to prior periods. The expense related to prior periods was immaterial to the 2006 earnings.
There was no stock option compensation expense recorded for the three and six months ended June 30, 2007 as we terminated our stock option plan on December 31, 2006. Stock option compensation expense for the three and six months ended June 30, 2006 was the result of the adoption of the SFAS No. 123 (revised 2004) “Share-based Payment.”
Other Income and Expense
Interest income on cash and cash equivalents increased during the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006. The increase was primarily a result of the increase in our average cash balances during the three and six months ended June 30, 2007, as a result of long-term financings on 12 properties that closed subsequent to June 30, 2006.
During the three and six months ended June 30, 2007, interest income on employee loans increased, as compared to the three and six months ended June 30, 2006. This increase was a result of three employee loans that were originated subsequent to June 30, 2006, and nine employee loans that were originated during the first half of 2006 in which interest was earned for the full period in 2007.
Other income remained flat for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Other income increased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2007, primarily because of management fees we received from one of our tenants in a building we acquired in May of 2006.
Interest expense increased for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006. This was primarily a result of the long-term financings we closed on 12 properties subsequent to June 30, 2006, partially offset by an increased amount outstanding on our line of credit.

Discontinued Operations
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in our consolidated financial statements in both current and prior periods presented. As a result, income from discontinued operations is the income from our two Canadian properties, which were sold in July 2006. Income for the three and six months ended June 30, 2006 was a result of operations from the Canadian properties held during that time, whereas the expense for the three and six months ended June 30, 2007 was a result of expenses related to the entities that we incurred subsequent to the sale. We also paid and fully accrued approximately $315,000 in taxes related to the gain on the sale in 2006. The 2006 tax returns were subsequently filed in March of 2007, and the amount owed was approximately $236,000. We are due a refund in the amount of $79,000, which is reflected under taxes paid on sale of real estate.
Net income available to common stockholders
Net income available to common stockholders increased for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006. This increase is primarily a result of the increase in our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above, partially offset by the increased interest expense from the increased number of properties which have long-term financing, asset retirement obligation expense and the preferred dividends paid.
Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2007, we had approximately $9.7 million in cash and cash equivalents. We have access to our existing line of credit and have obtained mortgages on 29 of our properties. We expect to obtain additional mortgages secured by some or all of our real property in the future. We anticipate continuing to borrow funds and issuing additional equity securities in order to obtain additional capital. We expect that the funds from our line of credit, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2007, consisting primarily of the items described in “Results of Operations,” was approximately $7.7 million, compared to net cash provided by operating activities of approximately $5.9 million for the six months ended June 30, 2006.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2007 was approximately $53.7 million, which primarily consisted of the purchase of four properties and one leasehold interest, as described in the “Recent Events” section above, as compared to net cash used in investing activities during the six months ended June 30, 2006 of approximately $42.2 million, which primarily consisted of the purchase of five properties.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2007 was approximately $19.7 million, which primarily consisted of the proceeds received from the long-term financing of six of our properties, partially offset by payments for deferred financing costs, principal repayments on mortgage notes payable and dividend payments. Net cash provided by financing activities for the six months ended June 30, 2006 was approximately $35.5 million, which consisted of the proceeds received from the long-term financing of five of our properties, the proceeds from borrowing under our line of credit, and the proceeds from the offering of our preferred stock, partially offset by principal repayments on the mortgage notes payable, repayments on the line of credit, payments for deferred financing costs and dividend payments to our stockholders.

Future Capital Needs
We had purchase commitments for two properties at June 30, 2007 in the aggregate amount of approximately $12.6 million, one of which subsequently closed in July for $6.8 million.
As of June 30, 2007, we had investments in 43 real properties for a net value, including intangible assets, of approximately $307 million and one mortgage loan for $10 million. During 2007 and beyond, we expect to complete additional acquisitions of real estate and to extend additional mortgage notes. We intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the loan with mortgages secured by some or all of our real property, by borrowing against our existing line of credit, or by issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties.
Line of Credit
On December 29, 2006, we entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. The new revolving credit facility replaces a previous facility led by Branch Banking and Trust, or BB&T, which was terminated upon the closing of the new line. Upon termination of the credit facility with BB&T, we wrote off approximately $590,000 in unamortized deferred financing fees. The interest rate charged on the advances under the facility is based on the London Interbank Offered Rate, or LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. The maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As we arrange for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of June 30, 2007, there were no borrowings outstanding under the line of credit.
Mortgage Notes Payable
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
On June 5, 2007, through wholly-owned subsidiaries, we borrowed approximately $14.2 million pursuant to a long-term note payable from Countrywide Commercial Real Estate Finance, which is collateralized by security interests in our Menomonee Falls, Wisconsin property, our Hazelton, Missouri property and our Raleigh, North Carolina property in the amounts of approximately $6.9 million, $2.4 million and $4.9 million, respectively. The note accrues interest at a rate of 6.11% per year. The note has a maturity date of June 8, 2017. We used the proceeds from the note to pay down the outstanding balance on the line of credit.

Contractual Obligations
The following table reflects our significant contractual obligations as of June 30, 2007:

		Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations (1)	$182,124,367	$1,146,779	$3,810,207	$4,768,406	$172,398,975
Interest on Long-Term Debt Obligations (2)	88,876,848	10,622,129	20,913,480	20,444,308	36,896,931
Purchase Obligations (3)	12,600,000	12,600,000	—	—	—

Total	$283,601,215	$24,368,908	$24,723,687	$25,212,714	$209,295,906

(1)	Long-term debt obligations represent both borrowings under our line of credit and mortgage notes payble that were outstanding as of June 30, 2007. The line of credit matures in December 2009.

(2)	Interest on long-term debt obligations does not include interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable and, thus, the amount of interest can not be calculated for purposes of this table.

(3)	The purchase obligations reflected in the above table represents commitments outstanding at June 30, 2007 to purchase real estate, of which $6.8 million closed in July 2007.
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

The following table provides a reconciliation of our FFO for the three and six months ended June 30, 2007 and 2006, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share and basic and diluted net income per weighted average common share:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net income	$1,556,312	$852,765	$3,086,654	$1,699,565
Less: Dividends attributable to preferred stock	(1,023,437)	(484,375)	(2,046,874)	(828,819)

Net income available to common stockholders	$532,875	$368,390	$1,039,780	$870,746

Add: Real estate depreciation and amortization, including discontinued operations	2,636,154	2,081,072	5,053,966	3,915,819

FFO available to common stockholders	$3,169,029	$2,449,462	$6,093,746	$4,786,565

Weighted average shares outstanding — basic	8,565,264	7,762,503	8,565,264	7,717,501
Weighted average shares outstanding — diluted	8,565,264	7,911,871	8,565,264	7,858,146

Basic net income per weighted average common share	$0.06	$0.05	$0.12	$0.11

Diluted net income per weighted average common share	$0.06	$0.04	$0.12	$0.11

Basic FFO per weighted average common share	$0.37	$0.32	$0.71	$0.62

Diluted FFO per weighted average common share	$0.37	$0.31	$0.71	$0.61

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we will be exposed to is interest rate risk. We currently own one variable rate loan receivable, certain of our leases contain escalations based on market interest rates, and the interest rate on our existing line of credit is variable. We seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments.
To illustrate the potential impact of changes in interest rates on our net income, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% would increase our interest income and rental revenue by $36,500, or 1.6%, over the next twelve months, compared to net income for the latest twelve months ended June 30, 2007. A hypothetical decrease in the one month LIBOR by 1% would decrease our interest income and rental revenue by $36,500, or 1.6%, over the next twelve months, compared to net income for the latest twelve months ended June 30, 2007. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
As of June 30, 2007, the fair value of our fixed rate debt outstanding was approximately $178 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at June 30, 2007, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $11.5 million.
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

Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2007, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, filed by us with the Securities and Exchange Commission on February 27, 2007, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed by us with the Securities and Exchange Commission on May 1, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on May 24, 2007. The stockholders voted and approved the election of three directors to hold office until the 2010 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
David Gladstone	8,096,266	38,007
Paul W. Adelgren	8,096,309	37,964
John H. Outland	8,097,779	36,494
The following directors will continue to hold office until the 2008 Annual Meeting of Stockholders:
Michela A. English
Anthony W. Parker
Gerard Mead
The following directors will continue to hold office until the 2009 Annual Meeting of Stockholders:
David A.R. Dullum
Maurice W. Coulon
Terry Lee Brubaker
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit	Description of Document
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed September 11, 2003.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.2.1	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 10, 2007.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

3.4	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.1	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.2	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed October 19, 2006.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: July 31, 2007	By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer