Form 10-Q
period 2007-09-30
GLADSTONE COMMERCIAL CORP
filed 2007-10-30
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-50363
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	02-0681276 (I.R.S. Employer Identification No.)
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of October 26, 2007 was 8,565,264.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Real estate, net of accumulated depreciation of $13,771,428 and $8,595,419, respectively	$309,420,504	$235,118,123
Lease intangibles, net of accumulated amortization of $6,722,025 and $4,175,685, respectively	27,607,486	23,416,696
Mortgage notes receivable	10,000,000	10,000,000
Cash and cash equivalents	1,824,794	36,005,686
Restricted cash	1,500,858	1,225,162
Funds held in escrow	1,638,520	1,635,819
Interest receivable — mortgage note	83,333	—
Interest receivable — employees	52,728	43,716
Deferred rent receivable	4,664,502	3,607,279
Deferred financing costs, net of accumulated amortization of $1,977,287 and $1,467,297, respectively	3,973,775	3,713,004
Prepaid expenses	547,500	521,290
Deposits on real estate	—	300,000
Accounts receivable	31,877	179,247

TOTAL ASSETS	$361,345,877	$315,766,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$186,416,801	$154,494,438
Borrowings under line of credit	20,000,000	—
Deferred rent liability	4,129,426	4,718,599
Asset retirement obligation liability	1,781,817	1,631,294
Accounts payable and accrued expenses	993,915	673,410
Due to adviser (refer to Note 2)	788,533	183,042
Rent received in advance, security deposits and funds held in escrow	2,254,293	1,841,063

Total Liabilities	216,364,785	163,541,846

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding	2,150	2,150
Common stock, $0.001 par value, 17,700,000 shares authorized and 8,565,264 shares issued and outstanding	8,565	8,565
Additional paid in capital	170,640,979	170,640,979
Notes receivable — employees	(2,800,724)	(3,201,322)
Distributions in excess of accumulated earnings	(22,869,878)	(15,226,196)

Total Stockholders’ Equity	144,981,092	152,224,176

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$361,345,877	$315,766,022

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Operating revenues
Rental income	$8,024,305	$6,214,295	$22,834,663	$17,109,203
Interest income from mortgage notes receivable	255,555	478,329	758,333	1,589,675
Tenant recovery revenue	80,648	43,352	230,851	92,772

Total operating revenues	8,360,508	6,735,976	23,823,847	18,791,650

Operating expenses
Depreciation and amortization	2,668,383	2,162,640	7,722,349	6,026,150
Property operating expenses	204,972	145,058	597,273	435,495
Base management fee (refer to Note 2)	459,202	656,916	1,412,337	2,029,050
Incentive fee (refer to Note 2)	677,104	—	1,896,677	—
Administration fee (refer to Note 2)	175,852	—	592,996	—
Professional fees	118,371	167,353	442,479	598,771
Insurance	53,943	54,662	171,275	154,868
Directors fees	66,250	33,500	174,750	94,500
Stockholder related expenses	40,991	34,414	215,969	282,478
Asset retirement obligation expense	29,440	30,619	86,542	102,263
General and administrative	17,452	20,394	79,119	48,991
Stock option compensation expense	—	314,593	—	394,411

Total operating expenses before credit from Adviser	4,511,960	3,620,149	13,391,766	10,166,977

Credit to incentive fee (refer to Note 2)	(526,991)	—	(1,746,564)	—

Total operating expenses	3,984,969	3,620,149	11,645,202	10,166,977

Other income (expense)
Interest income from temporary investments	33,105	2,006	325,390	13,437
Interest income — employee loans	52,728	41,346	169,608	75,483
Other income	9,896	—	28,127	10,400
Interest expense	(2,920,270)	(2,494,221)	(8,137,343)	(6,268,757)

Total other expense	(2,824,541)	(2,450,869)	(7,614,218)	(6,169,437)

Income from continuing operations	1,550,998	664,958	4,564,427	2,455,236

Discontinued operations
Income from discontinued operations	5,975	6,915	471	116,169
Net realized income (loss) from foreign currency transactions	33,487	(1,044)	33,550	(201,017)
Gain on sale of real estate	—	1,422,026	—	1,422,026
Taxes (paid) refunded on sale of real estate	—	(315,436)	78,667	(315,436)

Total discontinued operations	39,462	1,112,461	112,688	1,021,742

Net income	1,590,460	1,777,419	4,677,115	3,476,978

Dividends attributable to preferred stock	(1,023,438)	(484,375)	(3,070,312)	(1,313,194)

Net income available to common stockholders	$567,022	$1,293,044	$1,606,803	$2,163,784

Earnings per weighted average common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.07	$0.02	$0.18	$0.15
Discontinued operations	—	0.14	0.01	0.13

Net income available to common stockholders	$0.07	$0.16	$0.19	$0.28

Earnings per weighted average common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.07	$0.02	$0.18	$0.14
Discontinued operations	—	0.14	0.01	0.13

Net income available to common stockholders	$0.07	$0.16	$0.19	$0.27

Weighted average shares outstanding
Basic	8,565,264	7,820,376	8,565,264	7,752,170

Diluted	8,565,264	7,981,071	8,565,264	7,896,860

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$4,677,115	$3,476,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	7,722,349	6,078,450
Amortization of deferred financing costs, including discontinued operations	509,990	464,941
Amortization of deferred rent asset	190,122	190,123
Amortization of deferred rent liability	(589,173)	(499,870)
Asset retirement obligation expense, including discontinued operations	86,542	112,195
Stock compensation	—	394,411
Increase in mortgage notes payable due to change in value of foreign currency	—	202,065
Value of building acquired in excess of mortgage note satisfied, applied to interest income	—	(335,701)
Gain on sale of real estate	—	(1,422,026)
(Increase) decrease in mortgage interest receivable	(83,333)	70,749
Increase in employee interest receivable	(9,012)	(41,346)
Increase in deferred rent receivable	(1,247,345)	(941,903)
Decrease (increase) in prepaid expenses and other assets	121,160	(49,645)
Increase in accounts payable, accrued expenses, and amount due adviser	516,996	248,449
Increase in rent received in advance	137,534	53,097

Net cash provided by operating activities	12,032,945	8,000,967

Cash flows from investing activities:
Real estate investments	(86,742,539)	(48,311,928)
Proceeds from sales of real estate	—	2,106,112
Principal repayments on mortgage notes receivable	—	44,742
Net payments to lenders for reserves held in escrow	(1,186,448)	(2,537,541)
Increase (decrease) in restricted cash	(275,696)	329,547
Deposits on future acquisitions	(1,310,000)	(600,000)
Deposits applied against real estate investments	1,610,000	1,200,000

Net cash used in investing activities	(86,904,683)	(47,769,068)

Cash flows from financing activities:
Proceeds from share issuance	—	26,034,648
Offering costs	—	(1,308,496)
Borrowings under mortgage notes payable	32,521,691	31,900,000
Principal repayments on mortgage notes payable	(599,328)	(427,506)
Principal repayments on employee loans from sale of common stock	400,598	—
Borrowings from line of credit	24,200,000	70,400,400
Repayments on line of credit	(4,200,000)	(78,300,400)
Increase in reserves from tenants	1,318,918	1,315,516
Increase in security deposits	140,525	419,070
Payments for deferred financing costs	(770,761)	(1,699,798)
Dividends paid for common and preferred	(12,320,797)	(9,690,708)

Net cash provided by financing activities	40,690,846	38,642,726

Net decrease in cash and cash equivalents	(34,180,892)	(1,125,375)

Cash and cash equivalents, beginning of period	36,005,686	1,740,159

Cash and cash equivalents, end of period	$1,824,794	$614,784

NON-CASH INVESTING ACTIVITIES
Increase in asset retirement obligation	$150,523	$1,604,416

Additions to real estate included in accounts payable, accrued expenses and amount due adviser	$409,000	$—

NON-CASH FINANCING ACTIVITIES

Fixed rate debt assumed in connection with acquisitions	$4,506,689	$30,129,654

Assumption of mortgage notes payable by buyer	$—	$4,846,925

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$1,826,754

Acquisition of building in satisfaction of mortgage note receivable	$—	$11,316,774

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
GCLP Business Trust I and GCLP Business Trust II, subsidiaries of the Company, each are business trusts formed under the laws of the Commonwealth of Massachusetts on December 28, 2005. The Company transferred its 99% limited partnership interest in the Operating Partnership to GCLP Business Trust I in exchange for 100 trust shares. Commercial Partners transferred its 1% general partnership interest in the Operating Partnership to GCLP Business Trust II in exchange for 100 trust shares.

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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was $1,823,962 and $5,176,009 for the three and nine months ended September 30, 2007, respectively, and $1,383,279 and $3,862,257 for the three and nine months ended September 30, 2006, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $63,374 and $190,122 for the three and nine months ended September 30, 2007, respectively, and $63,375 and $190,123 for the three and nine months ended September 30, 2006, respectively. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $196,391 and $589,173 for the three and nine months ended September 30, 2007 respectively, and $196,391 and $499,870 for the three and nine months ended September 30, 2006, respectively.

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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from five to twenty years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets, including discontinued operations, was $844,421 and $2,546,340 for the three and nine months ended September 30, 2007, respectively, and $779,361 and $2,216,193 for the three and nine months ended September 30, 2006, respectively.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	September 30, 2007		December 31, 2006
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization

In-place leases	$12,178,313	$(3,030,905)	$10,738,319	$(1,907,668)
Leasing costs	8,359,392	(1,910,586)	5,891,099	(1,267,829)
Customer relationships	13,791,806	(1,780,534)	10,962,963	(1,000,188)

	$34,329,511	$(6,722,025)	$27,592,381	$(4,175,685)

The estimated aggregate amortization expense for the remainder of 2007 and each of the four succeeding fiscal years is as follows:

Estimated
Year	Amortization Expense
2007	$904,656
2008	3,618,623
2009	3,490,983
2010	3,402,580
2011	3,211,787

Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at September 30, 2007.
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
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at September 30, 2007 were held in the custody of two financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
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

Deferred financing costs
Deferred financing costs consist of costs incurred to obtain long-term financing, including legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured. The Company incurred $770,761 and $1,699,798 in deferred financing costs during the nine months ended September 30, 2007 and 2006, respectively. Total amortization expense related to deferred financing costs, including discontinued operations, was $176,817 and $509,990 for the three and nine months ended September 30, 2007, respectively, and $175,641and $464,941 for the three and nine months ended September 30, 2006, respectively. Amortization of financing costs are included in the interest expense line item in the consolidated financial statements.
Revenue recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of September 30, 2007.
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
Foreign Currency Transactions
The Company purchased two properties in Canada in October of 2004. These properties were classified as held for sale as of June 30, 2006, and were sold in July 2006. All gains and losses from foreign currency transactions are reflected in discontinued operations in the Company’s consolidated financial statements. Rental payments from these properties were received in Canadian dollars. In accordance with SFAS No. 52, “Foreign Currency Translation,” the rental revenue received was recorded using the exchange rate as of the transaction date, which was the first day of each month. In addition to rental payments that were denominated in Canadian dollars, the Company also has a bank account in Canada and the long-term financings on the two Canadian properties were also issued in Canadian dollars. All cash, deferred rent assets and mortgage notes payable related to the Canadian properties were re-valued at each balance sheet date to reflect the then current exchange rate. The gains or losses from the valuation of the cash were recorded on the income statement as a realized gain or loss, and the valuation of the deferred rent assets and mortgage notes payable was recorded on the income statement as unrealized gains or losses on the translation of assets and liabilities. Realized foreign currency gains of $33,487 and $33,550 were recorded for the three and nine months ended September 30, 2007, respectively, and realized foreign currency losses of $1,044 and $201,017 were recorded for the three and nine months ended September 30, 2006, respectively. A realized gain of $1,422,026 related to the sale of the Canadian properties was recognized for the three and nine months ended September 30, 2006. These realized gains and losses were from the valuation of cash, tax payments made to the Canadian government, and the previously unrealized foreign currency losses associated with the valuation of the deferred rent assets and mortgage notes payable that became realized foreign currency losses as of the date of sale.
Asset retirement obligations
In March of 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The Company accrued a liability during the nine months ended September 30, 2007 of $63,981 related to properties acquired during the period. The Company also recorded expense of $29,440 and $86,542, during the three and nine months ended September 30, 2007, respectively, and $30,619 and $112,192 during the three and nine months ended September 30, 2006, respectively, including discontinued operations, related to the cumulative accretion of the obligation.

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
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS 157 beginning with the fiscal year beginning January 1, 2008. The Company believes there will be no impact of the adoption on the Company’s results of operations.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
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
Initial Advisory Agreement
Under the Initial Advisory Agreement, the Company was required to reimburse its Adviser for its pro rata share of its Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to the Company’s matters. During the three and nine months ended September 30, 2006, these expenses were approximately $513,000 and $1,542,000, respectively.
The Company was also required to reimburse its Adviser for its pro rata portion of all other expenses of its Adviser not reimbursed under the Initial Advisory Agreement (“overhead expenses”), equal to the total overhead expenses of its Adviser, multiplied by the ratio of hours worked by its Adviser’s employees on the Company’s projects to the total hours worked by its Adviser’s employees. However, the Company was only required to reimburse its Adviser for its portion of its overhead expenses if the amount of payroll and benefits the Company reimbursed to its Adviser was less than 2.0% of the Company’s average invested assets for the year. Additionally, the Company was only required to reimburse its Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of the Company’s average invested assets for the year. The Adviser billed the Company on a monthly basis for these amounts. The Adviser was required to reimburse the Company annually for the amount by which overhead expenses billed to and paid by the Company exceeded this combined 2.0% limit during a given year. The overhead expenses never exceeded the combined 2.0% limit and, consequently, the Company never received any reimbursement. During the three and nine months ended September 30, 2006, the Company reimbursed its Adviser approximately $144,000 and $487,000, respectively, of overhead expenses.
Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations (“FFO”). For the three and nine months ended September 30, 2007, the Company recorded a base management fee of $459,202 and $1,412,337, respectively. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee will reward the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser will also receive an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%.
For the three and nine months ended September 30, 2007, the Company recorded an incentive fee of $677,104 and $1,896,677, respectively, offset by a credit from an unconditional and irrevocable voluntary waiver issued by the Adviser of $526,991 and $1,746,564, respectively, for a net incentive fee for both the three and nine months ended September 30, 2007 of $150,113. The board of directors of the Company accepted the Adviser’s offer to waive a portion of the incentive fee for the three and nine months ended September 30, 2007 in order to maintain the current level of distributions to the Company’s stockholders.

Administration Agreement
Under the Administration Agreement, the Company pays separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. For the three and nine months ended September 30, 2007, the Company recorded an administration fee of $175,852 and $592,996, respectively.
3. Stock Options
In December of 2004, FASB issued SFAS No. 123(R), “Share-Based Payment.” The new standard was effective for awards that are granted, modified, or settled in cash for annual periods beginning after June 15, 2005. The Company previously accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation.” In this regard, the options under the plan had been granted to individuals who are the Company’s officers, and who would qualify as leased employees under FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” Under APB Opinion No. 25, no expense was recorded in the income statement for the Company’s stock options. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Under SFAS No. 123(R), all share-based compensation cost was measured at the grant date, based on the fair value of the award, and was recognized as an expense in the income statement over an employee’s requisite service period.
The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant. The Company recorded total stock option compensation expense of $314,593 and $394,411, respectively, for the three and nine months ended September 30, 2006. There were no stock options outstanding as the Company terminated its stock option plan on December 31, 2006, therefore, no stock option compensation expense was recorded for the three and nine months ended September 30, 2007.

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of		Amount of	Balance of
	Options	Strike Price of	Promissory Note	Employee Loans		Interest Rate on
Date Issued	Exercised	Options Exercised	Issued to Employees	at 9/30/07	Term of Note	Note

Sep-04	25,000	$15.00	$375,000	$373,832	9 years	5.00%
May-05	5,000	15.00	75,000	57,796	9 years	6.00%
Apr-06	12,422	16.10	199,994	199,994	9 years	7.77%
May-06	50,000	16.85	842,500	842,500	10 years	7.87%
May-06	15,000	16.10	241,500	241,500	10 years	7.87%
May-06	2,500	16.01	40,000	39,142	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	16.68	33,360	33,360	10 years	7.87%
May-06	2,000	15.00	30,000	30,000	10 years	7.87%
Oct-06	12,000	16.10	193,200	193,200	9 years	8.17%
Nov-06	25,000	15.00	375,000	350,000	9 years	8.15%
Dec-06	25,000	15.00	375,000	375,000	10 years	8.12%

	204,922		$3,219,954	$2,800,724

These notes were recorded as loans to employees and are included in the equity section of the accompanying consolidated balance sheets.
4. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Net income available to common stockholders	$567,022	$1,293,044	$1,606,803	$2,163,784

Denominator for basic weighted average shares	8,565,264	7,820,376	8,565,264	7,752,170
Dilutive effect of stock options	—	160,695	—	144,690

Denominator for diluted weighted average shares	8,565,264	7,981,071	8,565,264	7,896,860

Basic earnings per common share	$0.07	$0.16	$0.19	$0.28

Diluted earnings per common share	$0.07	$0.16	$0.19	$0.27

5. Real Estate
A summary of the 47 properties held by the Company as of September 30, 2007 is as follows:

Date Acquired	Location	Square Footage	Property Description	Net Real Estate

Dec-03	Raleigh, North Carolina	58,926	Office	$4,662,636
Jan-04	Canton, Ohio	54,018	Office and Warehouse	2,945,970
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,150,060
Jun-04	Charlotte, North Carolina	64,500	Office	8,506,526
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	4,781,951
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,144,714
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,791,928
Sep-04	Austin, Texas	51,933	Flexible Office	6,846,269
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	890,296
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	5,737,823
Feb-05	San Antonio, Texas	60,245	Flexible Office	7,701,969
Feb-05	Columbus, Ohio	39,000	Industrial	2,631,093
Apr-05	Big Flats, New York	120,000	Industrial	6,351,767
May-05	Wichita, Kansas	69,287	Office	10,643,167
May-05	Arlington, Texas	64,000	Warehouse and Bakery	3,881,097
Jun-05	Dayton, Ohio	59,894	Office	2,336,844
Jul-05	Eatontown, New Jersey	30,268	Office	4,633,830
Jul-05	Franklin Township, New Jersey	183,000	Office and Warehouse	7,480,049
Jul-05	Duncan, South Carolina	278,020	Office and Manufacturing	15,513,683
Aug-05	Hazelwood, Missouri	51,155	Office and Warehouse	2,966,428
Sep-05	Angola, Indiana	52,080	Industrial	1,124,190
Sep-05	Angola, Indiana	50,000	Industrial	1,124,191
Sep-05	Rock Falls, Illinois	52,000	Industrial	1,124,191
Oct-05	Newburyport, Massachusetts	70,598	Industrial	6,840,235
Oct-05	Clintonville, Wisconsin	291,142	Industrial	4,533,162
Dec-05	Maple Heights, Ohio	347,218	Industrial	11,173,305
Dec-05	Richmond, Virginia	42,213	Office	5,846,501
Dec-05	Toledo, Ohio	23,368	Office	2,961,013
Feb-06	South Hadley, Massachusetts	150,000	Industrial	3,120,806
Feb-06	Champaign, Illinois	108,262	Office	13,956,406
Feb-06	Roseville, Minnesota	359,540	Office	26,606,123
May-06	Burnsville, Minnesota	114,100	Office	11,842,726
Jun-06	Menomonee Falls, Wisconsin	125,692	Industrial	7,310,148
Jul-06	Baytown, Texas	12,000	Office	2,576,649
Sep-06	Sterling Heights, Michigan	532,869	Industrial	11,127,441
Sep-06	Birmingham, Alabama	63,514	Industrial	1,543,997
Sep-06	Montgomery, Alabama	29,472	Industrial	1,543,998
Sep-06	Columbia, Missouri	16,275	Industrial	1,543,998
Jan-07	Mason, Ohio	60,000	Office	6,907,194
Feb-07	Raleigh, North Carolina	115,500	Industrial	7,029,876
Mar-07	Tulsa, Oklahoma	238,310	Manufacturing	13,812,323
Mar-07	Hialeah, Florida	132,337	Industrial	10,137,532
May-07	Tewksbury, Massachusetts	102,200	Industrial	10,197,797
Jul-07	Mason, Ohio	21,264	Retail	6,133,589
Sep-07	Cicero, New York	71,880	Industrial	5,308,758
Sep-07	Grand Rapids, Michigan	63,235	Office	12,124,991
Sep-07	Bolingbrook, Illinois	55,869	Industrial	6,271,264

	Total real estate, net	5,490,147		$309,420,504

The following table sets forth the components of the Company’s investments in real estate:

	September 30, 2007	December 31, 2006
Real estate:
Land	$45,525,512	$33,764,113
Building	270,545,921	204,115,481
Tenant improvements	7,120,488	5,833,948
Accumulated depreciation	(13,771,417)	(8,595,419)

Real estate, net	$309,420,504	$235,118,123

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
On May 17, 2007, the Company acquired a 102,200 square foot industrial building in Tewksbury, Massachusetts for approximately $11.25 million, including transaction costs. At closing, the Company extended a 10 year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.92 million.
On July 13, 2007, the Company acquired a 21,264 square foot retail building in Mason, Ohio for approximately $6.77 million, including transaction costs. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately 20 years. The tenant has five options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.58 million.
On September 6, 2007, the Company acquired a 71,880 square foot office building in Cicero, New York for approximately $5.81 million, including transaction costs, which was funded by a combination of cash on hand, and the assumption of approximately $4.5 million of financing on the property. The financing was recorded at fair value at the time of acquisition. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately 13 years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.53 million.
On September 28, 2007, the Company acquired a 63,235 square foot office building in Grand Rapids, Michigan for approximately $12.37 million, including transaction costs. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.03 million.

On September 28, 2007, the Company acquired a 55,869 square foot industrial building in Bolingbrook, Illinois for approximately $6.71 million, including transaction costs. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately seven years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.62 million.
In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the nine months ended September 30, 2007 as follows:

			Tenant			Customer	Total Purchase
	Land	Building	Improvements	In-place leases	Leasing Costs	relationships	Price

Mason, Ohio	$797,274	$5,959,167	$296,277	$—	$144,703	$683,471	$7,880,892
Raleigh, North Carolina	1,605,551	5,464,586	48,767	142,209	64,110	478,083	7,803,306
Tulsa, Oklahoma	—	13,858,489	198,738	437,117	587,605	723,168	15,805,117
Hialeah, Florida	3,562,455	6,619,258	—	—	817	104,508	10,287,038
Tewksbury, Massachusetts	1,394,902	8,638,642	256,233	421,446	865	535,416	11,247,504
Mason, Ohio	1,201,338	4,853,919	106,439	—	416,142	189,699	6,767,537
Cicero, New York	299,066	5,018,628	—	151,734	226,998	114,505	5,810,931
Grand Rapids, Michigan	1,629,270	10,194,256	303,929	—	246,042	—	12,373,497
Bolingbrook, Illinois	1,271,543	4,924,703	76,157	287,488	146,364	—	6,706,255

	$11,761,399	$65,531,648	$1,286,540	$1,439,994	$1,833,646	$2,828,850	$84,682,077

The weighted average amortization period, for properties acquired during the nine months ended September 30, 2007, for in-place leases was approximately 10.7 years, for leasing costs was approximately 12.4 years, for customer relationships was approximately 24.1 years, and for all intangible assets was approximately 17.0 years. There were no above or below market lease intangibles allocated to the purchase price for the nine acquisitions in 2007.
Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at September 30, 2007, were as follows:

Year	Lease Payments
2007	$7,905,063
2008	31,930,675
2009	31,334,269
2010	30,978,705
2011	30,462,466
Thereafter	154,863,639
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties outstanding as of September 30, 2007, was approximately $4.9 million, and the total annual ground lease payments on the Tulsa, Oklahoma property were approximately $134,000.

6. Discontinued Operations
On July 21, 2006, the Company sold its two Canadian properties for approximately $6.9 million, for a gain on the sale of approximately $1.4 million. The Company paid and expensed approximately $315,000 in taxes related to the gain on the sale in 2006. The 2006 tax returns were subsequently filed in March of 2007, and the amount owed was approximately $236,000. The Company received a refund in the amount of approximately $79,000, which is reflected on the income statement in discontinued operations under taxes on sale of real estate. The operating income earned during the three and nine months ended September 30, 2007 is interest income earned on letters of credit posted with the taxing agencies as part of the sale, partially offset by legal fees related to the Canadian entities which are currently in the process of dissolution. The mortgages associated with the Canadian properties were assumed by the buyer at closing.
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

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Operating revenue	$—	$31,106	$—	$342,629
Operating income	5,975	6,815	471	22,708
Taxes & licenses	—	319,753	78,667	323,172
Interest expense	—	13,059	—	143,716
Depreciation expense	—	—	—	52,300
Gain on sale of real estate	—	1,422,026	—	1,422,026
Realized and unrealized gain (loss) on foregin currency transactions	33,487	(1,044)	33,550	(201,017)

Income from discontinued operations	$39,462	$1,112,461	$112,688	$1,021,742

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
8. Mortgage Notes Payable
As of September 30, 2007 the Company had 13 fixed-rate mortgage notes payable collateralized by a total of 30 properties. Each of these notes is in a separate borrowing entity which holds the real estate collateral. The Company is not a co-borrower but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. The Company also indemnifies lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

The weighted-average interest rate on the mortgage notes payable as of September 30, 2007 was approximately 5.8%. A summary of the mortgage notes payable is below:

			Principal Balance Outstanding
Date of Issuance of	Principal Maturity
Note	Date	Interest Rate	September 30, 2007	December 31, 2006

3/16/2005	4/1/2030	6.33%	$3,017,649	$3,060,093
8/25/2005	9/1/2015	5.33%	21,732,419	21,757,000
9/12/2005	9/1/2015	5.21%	12,588,000	12,588,000
12/21/2005	12/8/2015	5.71%	19,456,000	19,456,000
2/21/2006	12/1/2013	5.91%	9,514,667	9,620,050
2/21/2006	6/30/2014	5.20%	19,862,309	20,104,716
3/29/2006	4/1/2016	5.92%	17,000,000	17,000,000
4/27/2006	5/5/2016	6.58%	14,573,540	14,753,579
11/22/2006	12/1/2016	5.76%	14,309,000	14,309,000
12/22/2006	1/1/2017	5.79%	21,846,000	21,846,000
2/8/2007	3/1/2017	6.00%	13,775,000	—
6/5/2007	6/8/2017	6.11%	14,240,000	—
9/6/2007	12/11/2015	5.81%	4,502,217	—

			$186,416,801	$154,494,438

The fair market value of all fixed-rate debt outstanding as of September 30, 2007 was approximately $178.1 million, as compared to the carrying value stated above of approximately $186.4 million.
Scheduled principal payments of mortgage notes payable are as follows:

Scheduled principal
Year	payments

2007	$292,939
2008	1,432,675
2009	2,083,305
2010	2,206,764
2011	2,481,162
Thereafter	177,919,956

$186,416,801

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

On September 6, 2007, the Company assumed approximately $4.5 million of indebtedness pursuant to a long-term note payable from Citigroup Global Markets Realty Corporation, in connection with the Company’s acquisition, on the same date, of a property located in Cicero, New York. The note accrues interest at a rate of 5.81% per year, and the Company may not repay this note prior to the last two months of the term, or the Company would be subject to a substantial prepayment penalty. The note matures on December 11, 2015.
9. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the nine months ended September 30, 2007:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity

Balance at December 31, 2006	$8,565	$2,150	$170,640,979	$(3,201,322)	$(15,226,196)	$152,224,176

Repayment of Principal on Notes Receivable	—	—	—	400,598	—	400,598
Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(12,320,797)	(12,320,797)
Net income	—	—	—	—	4,677,115	4,677,115

Balance at September 30, 2007	$8,565	$2,150	$170,640,979	$(2,800,724)	$(22,869,878)	$144,981,092

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
Dividends paid per common share for the three and nine months ended September 30, 2007 and 2006 were both $0.36 and $1.08 per share, respectively. Dividends paid per share of Series A Preferred Stock for the three and nine months ended September 30, 2007 were approximately $0.48 and $1.45 per share, respectively. Dividends paid per share of Series A Preferred Stock for the three and nine months ended September 30, 2006 were approximately $0.48 and $1.31 per share, respectively. Dividends paid per share of Series B Preferred Stock for the three and nine months ended September 30, 2007 were approximately $0.47 and $1.41, respectively. There were no dividends paid on the Series B Preferred Stock for the three and nine months ended September 30, 2006, because the class of stock had not yet been issued.
10. Segment Information
As of September 30, 2007, the Company’s operations were derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments.

The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three and nine months ended September 30, 2007 and 2006:

	As of and for the three months ended September 30, 2007				As of and for the nine months ended September 30, 2007
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other	Total

Operating revenues	$8,104,953	$255,555	$—	$8,360,508	$23,065,514	$758,333	$—	$23,823,847
Operating expenses	(5,823,065)	—	(1,082,174)	(6,905,239)	(16,543,507)	—	(3,239,038)	(19,782,545)
Other income	—	—	95,729	95,729	—	—	523,125	523,125
Discontinued operations	39,462	—	—	39,462	112,688	—	—	112,688

Net income (loss)	$2,321,350	$255,555	$(986,445)	$1,590,460	$6,634,695	$758,333	$(2,715,913)	$4,677,115

Total Assets	$343,702,960	$10,000,000	$7,642,917	$361,345,877	$343,702,960	$10,000,000	$7,642,917	$361,345,877

	As of and for the three months ended September 30, 2006				As of and for the nine months ended September 30, 2006
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Operating revenues	$6,257,647	$478,329	$—	$6,735,976	$17,201,975	$1,589,675	$—	$18,791,650
Operating expenses	(4,832,538)	—	(1,281,832)	(6,114,370)	(12,832,665)	—	(3,603,069)	(16,435,734)
Other income	—	—	43,352	43,352	—	—	99,320	99,320
Discontinued operations	1,112,461	—	—	1,112,461	1,021,742	—	—	1,021,742

Net income (loss)	$2,537,570	$478,329	$(1,238,480)	$1,777,419	$5,391,052	$1,589,675	$(3,503,749)	$3,476,978

Total Assets	$265,894,348	$10,000,000	$5,608,132	$281,502,480	$265,894,348	$10,000,000	$5,608,132	$281,502,480

The amounts included under the other column in the tables above include other income, which consists of interest income and any other miscellaneous income earned, and operating expenses that were not specifically derived from either operating segment
11. Line of Credit
On December 29, 2006, the Company entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. The credit facility replaced a previous facility led by BB&T, which was terminated upon the closing of the new line. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its funds from operations, beginning with the quarter ended December 31, 2007. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As the Company arranges for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of September 30, 2007, there was $20.0 million outstanding under the line of credit at an interest rate of 6.74%.

12. Pro Forma Financial Information
The Company acquired eight properties and one leasehold interest during the nine months ended September 30, 2007. The following table reflects pro-forma condensed consolidated income statements as if the eight properties and one leasehold interest were acquired as of the beginning of the periods presented:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Operating Data:
Total operating revenue	$8,885,873	$8,686,955	$26,643,326	$24,605,105
Total operating expenses	(4,153,570)	(4,285,053)	(12,586,821)	(12,202,405)
Other expense	(2,824,541)	(2,450,869)	(7,614,218)	(6,169,437)

Income from continuing operations	1,907,762	1,951,033	6,442,287	6,233,263

Dividends attributable to preferred stock	(1,023,438)	(484,375)	(3,070,312)	(1,313,194)

Net income available to common stockholders	$884,324	$1,466,658	$3,371,975	$4,920,069

Share and Per Share Data:
Basic net income	$0.10	$0.19	$0.39	$0.63
Diluted net income	$0.10	$0.18	$0.39	$0.62
Weighted average shares outstanding-basic	8,565,264	7,820,376	8,565,264	7,752,170
Weighted average shares outstanding-diluted	8,565,264	7,981,071	8,565,264	7,896,860
These pro-forma consolidated income statements are not necessarily indicative of what actual results would have been had the Company acquired the specified properties and leasehold interest as of the beginning of the periods presented.
13. Subsequent Events
On October 9, 2007, the Company’s Board of Directors declared cash dividends of $0.12 per common share, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of October, November and December of 2007. Monthly dividends will be payable on October 31, 2007, November 30, 2007 and December 31, 2007, to those stockholders of record for those dates on October 23, 2007, November 21, 2007 and December 20, 2007, respectively.
On October 15, 2007, through wholly-owned subsidiaries, the Company borrowed $16.0 million pursuant to a long-term note payable from Countrywide Commercial Real Estate Finance, which is collateralized by security interests in its Mt. Pocono, Pennsylvania property, its Raleigh, North Carolina property and its Mason, Ohio property in the amounts of approximately $5.4 million, $5.6 million and $5.0 million, respectively. The note accrues interest at a rate of 6.63% per year and the Company may not repay this note prior to the last three months of the term, or the Company would be subject to a substantial prepayment penalty. The note has a maturity date of November 8, 2017. The Company used the proceeds from the note to pay down the outstanding balance on the line of credit.

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
OVERVIEW
Our Investment Strategy
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At September 30, 2007, we owned 47 properties totaling approximately 5.5 million square feet, and had one mortgage loan outstanding. All of our properties are fully leased and all tenants and borrowers are current and paying in accordance with their leases and loan, respectively. The total gross investment in these acquisitions and the mortgage loan investment was approximately $368.1 million.

Recent Events
Investment Activities: During the nine months ended September 30, 2007, we acquired eight properties and one leasehold interest totaling approximately 860,000 square feet, for a total gross investment of approximately $84.7 million.
Financing Activities: During the nine months ended September 30, 2007, we borrowed approximately $32.5 million pursuant to three long-term notes payable collateralized by security interests in seven of our properties, and drew down $20.0 million from our line of credit in order to fund acquisition during the quarter.
Our Investment Adviser and Administrator
Gladstone Management Corporation, or our Adviser, is led by a management team which has extensive experience in our lines of business. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC, or the Administrator, which employs our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. All of our executive officers are officers or directors, or both, of our Adviser and our Administrator.
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
Under the terms of the Initial Advisory Agreement and the Amended Advisory Agreement, we were and remain responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest on short-term debt and mortgages, tax preparation, directors and officers insurance, stock transfer services, stockholder related fees, consulting and related fees. During the three and nine months ended September 30, 2007, the total amount of these expenses that we incurred was approximately $3.4 million and $9.8 million, respectively. During the three and nine months ended September 30, 2006, the total amount of these expenses that we incurred was approximately $3.3 million and $8.4 million, respectively. All of these charges are incurred directly by us rather than by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.

In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). In the event that any of these expenses are incurred on our behalf by our Adviser, we are required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the three and nine months ended September 30, 2007 and 2006, none of these expenses were incurred by our Adviser as we passed all such fees along to our tenants and borrowers. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time. We do not presently expect that our Adviser will incur any of these fees on our behalf.
Management services and fees under the Initial Advisory Agreement
Pursuant to the Initial Advisory Agreement, we were required to reimburse our Adviser for our pro rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. During the three and nine months ended September 30, 2006, these expenses were approximately $513,000 and $1,542,000, respectively.
We were also required to reimburse our Adviser for our pro rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above, which we refer to as overhead expenses, equal to the total overhead expenses of our Adviser, multiplied by the ratio of hours worked by our Adviser’s employees on our projects to the total hours worked by our Adviser’s employees. However, we were only required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimbursed to our Adviser was less than 2.0% of our average invested assets for the year. Additionally, we were only required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year. Our Adviser billed us on a monthly basis for these amounts. Our Adviser was required to reimburse us annually for the amount by which amounts billed to and paid by us exceeded this 2.0% limit during a given year. The amounts never exceeded the 2.0% limit and, consequently, we never received reimbursement. During the three and nine months ended September 30, 2006, we reimbursed our Adviser approximately $144,000 and $487,000, respectively, of overhead expenses.
Management services and fees under the Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, or FFO. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. Our Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of our pre-incentive fee FFO. Our Adviser will also receive an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875%.
For the three and nine months ended September 30, 2007, the base management fees, based on the Amended Advisory Agreement fees were $459,202 and $1,412,337, respectively. For the three and nine months ended September 30, 2007, we recorded an incentive fee of $677,104 and $1,896,677, respectively, offset by a credit from an unconditional and irrevocable voluntary waiver issued by the Adviser of $526,991 and $1,746,564, respectively, for a net incentive fee for both the three and nine months ended September 30, 2007 of $150,113. Our Board of Directors accepted our Advisers’ offer to waive a portion of the incentive fee for the three and nine months ended September 30, 2007 in order to maintain the current level of distributions to our stockholders. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to maintain the current level of distributions to our stockholders, however, our Adviser is not required to issue any waiver.

Administration Agreement
Under the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. For the three and nine months ended September 30, 2007, we incurred $175,852 and $592,996, respectively, for the administration fee.
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
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS 157 beginning with the fiscal year beginning January 1, 2008. We believe there will be no impact of the adoption on our results of operations.
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

Results of Operations
Our weighted-average yield on the portfolio as of September 30, 2007 was approximately 9.48%. The weighted-average yield was calculated by taking the annualized straight-line rent, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable.
A comparison of our operating results for the three and nine months ended September 30, 2007 and 2006 is below:

	For the three months ended September 30,				For the nine months ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Operating revenues
Rental income	$8,024,305	$6,214,295	$1,810,010	29%	$22,834,663	$17,109,203	$5,725,460	33%
Interest income from mortgage notes receivable	255,555	478,329	(222,774)	-47%	758,333	1,589,675	(831,342)	-52%
Tenant recovery revenue	80,648	43,352	37,296	86%	230,851	92,772	138,079	149%

Total operating revenues	8,360,508	6,735,976	1,624,532	24%	23,823,847	18,791,650	5,032,197	27%

Operating expenses
Depreciation and amortization	2,668,383	2,162,640	505,743	23%	7,722,349	6,026,150	1,696,199	28%
Property operating expenses	204,972	145,058	59,914	41%	597,273	435,495	161,778	37%
Base management fee	459,202	656,916	(197,714)	-30%	1,412,337	2,029,050	(616,713)	-30%
Incentive fee	677,104	—	677,104	100%	1,896,677	—	1,896,677	100%
Administration fee	175,852	—	175,852	100%	592,996	—	592,996	100%
Professional fees	118,371	167,353	(48,982)	-29%	442,479	598,771	(156,292)	-26%
Insurance	53,943	54,662	(719)	-1%	171,275	154,868	16,407	11%
Directors fees	66,250	33,500	32,750	98%	174,750	94,500	80,250	85%
Stockholder related expense	40,991	34,414	6,577	19%	215,969	282,478	(66,509)	-24%
Asset retirement obligation expense	29,440	30,619	(1,179)	-4%	86,542	102,263	(15,721)	-15%
General and administrative	17,452	20,394	(2,942)	-14%	79,119	48,991	30,128	61%
Stock option compensation expense	—	314,593	(314,593)	-100%	—	394,411	(394,411)	-100%

Total operating expenses before credit from Adviser	4,511,960	3,620,149	891,811	25%	13,391,766	10,166,977	3,224,789	32%

Credit to incentive fee	(526,991)	—	(526,991)	100%	(1,746,564)	—	(1,746,564)	100%

Total operating expenses	3,984,969	3,620,149	364,820	10%	11,645,202	10,166,977	1,478,225	15%

Other income (expense)
Interest income from temporary investments	33,105	2,006	31,099	1550%	325,390	13,437	311,953	2322%
Interest income — employee loans	52,728	41,346	11,382	28%	169,608	75,483	94,125	125%
Other income	9,896	—	9,896	100%	28,127	10,400	17,727	170%
Interest expense	(2,920,270)	(2,494,221)	426,049	17%	(8,137,343)	(6,268,757)	1,868,586	30%

Total other expense	(2,824,541)	(2,450,869)	478,426	-20%	(7,614,218)	(6,169,437)	2,292,391	-37%

Income from continuing operations	1,550,998	664,958	1,738,138	261%	4,564,427	2,455,236	5,846,363	238%

Discontinued operations Income from discontinued operations	5,975	6,915	(940)	-14%	471	116,169	(115,698)	-100%
Net realized loss from foreign currency transactions	33,487	(1,044)	34,531	-3308%	33,550	(201,017)	234,567	117%
Gain on sale of real estate	—	1,422,026	(1,422,026)	100%	—	1,422,026	(1,422,026)	100%
Taxes (paid) refunded on sale of real estate	—	(315,436)	315,436	-100%	78,667	(315,436)	394,103	125%

Total discontinued operations	39,462	1,112,461	(1,072,999)	-96%	112,688	1,021,742	(909,054)	-89%

Net income	1,590,460	1,777,419	665,139	37%	4,677,115	3,476,978	4,937,309	142%

Dividends attributable to preferred stock	(1,023,438)	(484,375)	(539,063)	111%	(3,070,312)	(1,313,194)	(1,757,118)	134%

Net income available to common stockholders	$567,022	$1,293,044	$(726,022)	-56%	$1,606,803	$2,163,784	$(556,981)	-26%

Operating Revenues
Rental income increased for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, primarily due to the acquisition of eight properties and one leasehold interest subsequent to September 30, 2006, and properties acquired during the first nine months of 2006 that were held for the full period in 2007.
Interest income from mortgage loans decreased for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, due to the defaulted mortgage loan on the Sterling Heights, Michigan property in August 2006. We acquired the building in satisfaction of the mortgage loan in September 2006.
Tenant recovery revenue increased for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, as a result of an increase in the number of tenants which reimbursed us for insurance expense and the reimbursement of the ground lease payments on our Tulsa, Oklahoma property acquired in March 2007, which was partially offset by an over-accrual of franchise taxes in 2005, which resulted in a credit to tenant recovery revenue in 2006.
Operating Expenses
Depreciation and amortization expenses increased during the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, as a result of the eight properties and one leasehold interest acquired between September 30, 2006 and September 30, 2007, coupled with properties acquired during the three and nine months ended September 30, 2006 that were held for the full period in 2007.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments on our Tulsa, Oklahoma property acquired in March 2007 and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased during the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, primarily as a result of the eight properties and one leasehold interest acquired between September 30, 2006 and September 30, 2007.
The base management fee for the three and nine months ended September 30, 2007 was computed under the terms of the Amended Advisory Agreement and the base management fee for the three and nine months ended September 30, 2006 was computed under the terms of the Initial Advisory Agreement. Both agreements are described above under “Investment Advisory and Administration Agreements.”
On January 1, 2007, the Amended Advisory Agreement, which includes an incentive fee component, became effective. The calculation of the incentive fee is described in detail above under “Investment Advisory and Administration Agreements.” There was no incentive fee recorded for the three and nine months ended September 30, 2006, as the Amended Advisory Agreement was not in effect.
On January 1, 2007, the Administration Agreement became effective and we began paying our Administrator amounts equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement. The calculation of the administrative fee is described above under “Investment Advisory and Administration Agreements.” There was no administration fee recorded during the three and nine months ended September 30, 2006, as the Administration Agreement was not in effect.
Professional fees, consisting primarily of legal and accounting fees, decreased during the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, primarily as a result of fees paid in connection with the formation of the Massachusetts Business Trusts in 2006 and lower audit fees in 2007 than 2006, partially offset by an increase in accounting fees paid in 2007 related to the implementation of FIN 48 and increased tax fees associated with the increased number of states in which we were required to file tax returns.

Insurance expense consists of the premiums paid for directors and officers insurance, which is renewed in September of each year. Insurance expense remained flat for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 because of increased premiums for the period from September 2006 through September 2007 as compared to the previous year, partially offset by a decrease in premiums for the period from September 2007 through September 2008 as compared to the previous year. Insurance expense increased for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily because the premium reduction did not go into effect until September 2007.
Directors’ fees increased for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, because of the increase in the annual fees each board member collects, coupled with an increased number of committee meetings. The annual fees for each board member were increased in 2007 as a result of the termination of our stock option plan.
Stockholder related expense increased for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily as a result of increased costs associated with the annual meeting and an increase in our annual fees due to NASDAQ. Stockholder related expense decreased for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily as a result of costs associated with the solicitation of the stockholder vote for the annual meeting in 2006, partially offset by the increase in our annual fees due to NASDAQ, and increased costs associated with the annual report.
Asset retirement obligation expense decreased for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, primarily as a result of the expense recorded during 2006, which included expense related to prior periods. The expense related to prior periods was immaterial to the 2006 earnings.
General and administrative expenses decreased for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, primarily as a result of a decrease in the number of conferences attended during the third quarter of 2007 and the expense associated with traveling to these conferences. General and administrative expenses increased for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, primarily as a result of an increase in the number of conferences attended during 2007 and the expense associated with traveling to these conferences, coupled with an increase in our annual fees due to The National Association of Real Estate Investment Trusts, or NAREIT.
There was no stock option compensation expense recorded for the three and nine months ended September 30, 2007 as we terminated our stock option plan on December 31, 2006. Stock option compensation expense for the three and nine months ended September 30, 2006 was the result of the adoption of the SFAS No. 123 (R) (revised 2004) “Share-based Payment.”
Other Income and Expense
Interest income from temporary investments increased during the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006. The increase was primarily a result of the increase in our average cash balances during the three and nine months ended September 30, 2007, as a result of long-term financings on 13 properties that closed subsequent to September 30, 2006.
During the three and nine months ended September 30, 2007, interest income on employee loans increased, as compared to the three and nine months ended September 30, 2006. This increase was a result of three employee loans that were originated subsequent to September 30, 2006, and nine employee loans that were originated during the first nine months of 2006 in which interest was earned for the full period in 2007.
Other income increased for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2007, primarily because of management fees collected beginning in January of 2007 from a tenant in one of our buildings.

Interest expense increased for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006. This was primarily a result of the long-term financings we closed on 13 properties subsequent to September 30, 2006, partially offset by a decreased amount outstanding on our line of credit.
Discontinued Operations
Income from discontinued operations is the income from our two Canadian properties, which were sold in July 2006. Income for the three and nine months ended September 30, 2006 was a result of operations from the Canadian properties held during that time, whereas the expense for the three and nine months ended September 30, 2007 was a result of expenses related to the entities that we incurred subsequent to the sale. We also paid and fully accrued approximately $315,000 in taxes related to the gain on the sale in 2006. The 2006 tax returns were subsequently filed in March of 2007, and the amount owed was approximately $236,000. We received a refund of approximately $79,000, which is reflected under taxes paid on sale of real estate.
Net income available to common stockholders
Net income available to common stockholders decreased for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006. This decrease is primarily a result of the gain on sale of the two Canadian properties recognized in July of 2006, coupled with increased interest expense from the increased number of properties which have long-term financing and the preferred dividends paid. This is partially offset by the increase in our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above, and the elimination of stock option expense during 2007.
Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2007, we had approximately $1.8 million in cash and cash equivalents. We have access to our existing line of credit and have obtained mortgages on 30 of our properties. We expect to obtain additional mortgages collateralized by some or all of our real property in the future. We anticipate continuing to borrow funds and issuing additional equity securities in order to obtain additional capital. We expect that the funds from our line of credit, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2007, consisting primarily of the items described in “Results of Operations,” was approximately $12.0 million, compared to net cash provided by operating activities of approximately $8.0 million for the nine months ended September 30, 2006.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2007 was approximately $86.9 million, which primarily consisted of the purchase of eight properties and one leasehold interest, as described in the “Recent Events” section above, as compared to net cash used in investing activities during the nine months ended September 30, 2006 of approximately $47.8 million, which primarily consisted of the purchase of nine properties.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2007 was approximately $40.7 million, which primarily consisted of the proceeds received from the long-term financing of seven of our properties, partially offset by payments for deferred financing costs, principal repayments on mortgage notes payable and dividend payments. Net cash provided by financing activities for the nine months ended September 30, 2006 was approximately $38.6 million, which consisted of the proceeds received from the long-term financing of eight of our properties, the proceeds from borrowing under our line of credit, and the proceeds from the offering of our preferred stock, partially offset by principal repayments on the mortgage notes payable, repayments on the line of credit, payments for deferred financing costs and dividend payments to our stockholders.
Future Capital Needs
As of September 30, 2007, we had investments in 47 real properties for a net value, including intangible assets, of approximately $337.0 million and one mortgage loan for $10.0 million. During 2007 and beyond, we expect to complete additional acquisitions of real estate and to originate additional mortgage notes. We intend to acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the mortgages with some or all of our real property, by borrowing against our existing line of credit, or by issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties.
Line of Credit
On December 29, 2006, we entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. The credit facility replaced a previous facility led by Branch Banking and Trust, or BB&T, which was terminated upon the closing of the new line. Upon termination of the credit facility with BB&T, we wrote off approximately $590,000 in unamortized deferred financing fees. The interest rate charged on the advances under the facility is based on the London Interbank Offered Rate, or LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our funds from operations, or FFO, beginning with the quarter ended December 31, 2007. In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As we arrange for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of September 30, 2007, there was $20.0 million outstanding under the line of credit at an interest rate of 6.74%.
Mortgage Notes Payable
On February 8, 2007, through wholly-owned subsidiaries, we borrowed approximately $13.8 million pursuant to a long-term note payable from KeyBank National Association which is collateralized by security interests in our Austin, Texas property, our Richmond, Virginia property and our Baytown, Texas property in the amounts of approximately $6.5 million, $5.3 million, and $2.0 million, respectively. The note accrues interest at a rate of 6.0% per year, and we may repay this note with 60 days notice to KeyBank, but would be subject to a substantial prepayment penalty. The note has a maturity date of March 1, 2017, and we used the proceeds from the note for acquisitions of properties.

On June 5, 2007, through wholly-owned subsidiaries, we borrowed approximately $14.2 million pursuant to a long-term note payable from Countrywide Commercial Real Estate Finance, which is collateralized by security interests in our Menomonee Falls, Wisconsin property, our Hazelton, Missouri property and our Raleigh, North Carolina property in the amounts of approximately $6.9 million, $2.4 million and $4.9 million, respectively. The note accrues interest at a rate of 6.11% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a substantial prepayment penalty. The note has a maturity date of June 8, 2017. We used the proceeds from the note to pay down the outstanding balance on the line of credit.
On September 6, 2007, we assumed approximately $4.5 million of indebtedness pursuant to a long-term note payable from Citigroup Global Markets Realty Corporation, in connection with our acquisition, on the same date, of a property located in Cicero, New York. The financing was recorded at fair value at the time of acquisition. The note accrues interest at a rate of 5.81% per year, and we may not repay this note prior to the last two months of the term, or we would be subject to a substantial prepayment penalty. The note matures on December 11, 2015.
Contractual Obligations
The following table reflects our significant contractual obligations as of September 30, 2007:

	Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations (1)	$206,416,801	$21,327,568	$4,140,656	$5,070,454	$175,878,123
Interest on Long-Term Debt Obligations (2)	88,269,756	10,890,541	21,372,542	20,873,509	35,133,164
Lease Obligations (3)	1,848,000	134,400	268,800	268,800	1,176,000

Total	$296,534,557	$32,352,509	$25,781,998	$26,212,763	$212,187,287

(1)	Long-term debt obligations represent both borrowings under our line of credit and mortgage notes payable that were outstanding as of September 30, 2007. The line of credit matures in December 2009.

(2)	Interest on long-term debt obligations does not include interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable and, thus, the amount of interest can not be calculated for purposes of this table.

(3)	Lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.
Funds from Operations
NAREIT developed FFO, as a relative non-GAAP supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses, from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.
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

Basic funds from operations per share, or Basic FFO per share, and diluted funds from operations per share, or Diluted FFO per share, is FFO available to common stockholders divided by weighted average common shares outstanding and FFO available to common stockholders divided by weighted average common shares outstanding on a diluted basis, respectively, during a period. We believe that FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share, or EPS, in evaluating net income available to common stockholders. In addition, since most REITs provide FFO available to common stockholders, Basic FFO and Diluted FFO per share information to the investment community, we believe these are useful supplemental measures for comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO, Basic EPS is the most directly comparable GAAP measure to Basic FFO per share, and that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.
The following table provides a reconciliation of our FFO for the three and nine months ended September 30, 2007 and 2006, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share and basic and diluted net income per weighted average common share:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Net income	$1,590,460	$1,777,419	$4,677,115	$3,476,978
Less: Dividends attributable to preferred stock	(1,023,438)	(484,375)	(3,070,312)	(1,313,194)

Net income available to common stockholders	$567,022	$1,293,044	$1,606,803	$2,163,784

Add: Real estate depreciation and amortization, including discontinued operations	2,668,383	2,162,640	7,722,349	6,078,450
Less: Gain on sale of real estate, net of taxes paid	—	(1,106,590)	(78,667)	(1,106,590)

FFO available to common stockholders	$3,235,405	$2,349,094	$9,250,485	$7,135,644

Weighted average shares outstanding — basic	8,565,264	7,820,376	8,565,264	7,752,170
Weighted average shares outstanding — diluted	8,565,264	7,981,071	8,565,264	7,896,860

Basic net income per weighted average common share	$0.07	$0.16	$0.19	$0.28

Diluted net income per weighted average common share	$0.07	$0.16	$0.19	$0.27

Basic FFO per weighted average common share	$0.38	$0.30	$1.08	$0.92

Diluted FFO per weighted average common share	$0.38	$0.29	$1.08	$0.90

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
Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% would increase our interest income and rental revenue by $36,500 and increase our interest expense on the line of credit by $202,778, for a net decrease in our net income of $166,278, or 10.2%, over the next twelve months, compared to net income for the twelve months ended September 30, 2007. A hypothetical decrease in the one month LIBOR by 1% would decrease our interest income and rental revenue by $36,500 and decrease our interest expense on the line of credit by $202,778, for a net increase in our net income of $166,278, or 10.2%, over the next twelve months, compared to net income for the twelve months ended September 30, 2007. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
As of September 30, 2007, the fair value of our fixed rate debt outstanding was approximately $178.1 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at September 30, 2007, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $11.3 million.
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

Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2007, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted on during the three months ended September 30, 2007.
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

Gladstone Commercial Corporation
Date: October 30, 2007	By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer