Form 10-K
period 2007-12-31
GLADSTONE COMMERCIAL CORP
filed 2008-02-27
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-50363
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007, based on the closing price on that date of $19.60 on the Nasdaq National Market, was $156,540,552. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of February 22, 2008 was 8,565,264.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

Forward-Looking Statements
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933( the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) general volatility of the capital markets and the market price of our securities; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) changes in our business strategy; (5) availability, terms and deployment of capital, including the ability to maintain and borrow under our existing credit facility, arrange for long-term mortgages on our properties; secure one or more additional long-term credit facilities, and to raise equity capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; and (8) those factors described in the “Risk Factors” section of this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.
Item 1. Business
Overview
Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company,”) is a real estate investment trust, or REIT, that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own a total of 55 properties and hold one mortgage loan.
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

Significant Recent Developments
Investment Activities: During the year ended December 31, 2007, we acquired 14 properties and one leasehold interest totaling approximately 930,000 square feet, for a total gross investment of approximately $104.2 million.
Financing Activities: During the year ended December 31, 2007, we borrowed approximately $48.5 million pursuant to four long-term notes payable collateralized by security interests in 10 of our properties, closed a one-year term loan with KeyBank for $20.0 million, and borrowed $45.5 million under our line of credit, of which $4.4 million remained outstanding at December 31, 2007, in order to fund acquisitions during the year.
Our Investment Objectives and Our Strategy
Our principal investment objectives are to generate income from rental properties and, to a much lesser extent, mortgage loans, which we use to fund our continuing operations and to pay out monthly cash distributions to our stockholders. We will seek to grow the distribution to stockholders over time, and to increase the value of our common stock. Our primary strategy to achieve our investment objectives is to invest in and own a diversified portfolio of leased industrial, commercial and retail real estate that we believe will produce stable cash flow and increase in value. We expect to sell some of our real estate assets from time to time when our external adviser, Gladstone Management Corporation, which we refer to as our Adviser, determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing commercial or industrial real estate, which loans may have some form of equity participation.
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
Overview
We intend that substantially all of our investments will be income-producing real property or, to a much lesser extent, mortgage loans secured by real property. We expect that the vast majority of our investments will be structured as net leases, but if a net lease would have an adverse impact on a potential tenant, or would otherwise be inappropriate for us, we may structure our investment as a mortgage loan. Investments are not restricted as to geographical areas, but we expect that most of our investments in real estate will be made within the continental United States. Some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio. Our stockholders are not afforded the opportunity to evaluate the economic merits of our investments or the terms of any dispositions of properties. See “Risk Factors—Our success depends on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.”
We anticipate that we will make substantially all of our investments through our Operating Partnership and Gladstone Lending. Our Operating Partnership and Gladstone Lending may acquire interests in real property or mortgage loans in exchange for the issuance of limited partnership units, for cash or through a combination of both. Units issued by our Operating Partnership will be redeemable for cash or, at our election, shares of our common stock on a one-for-one basis at any time. However, we may in the future also conduct some of our business and hold some of our interests in real properties or mortgage loans through one or more wholly-owned subsidiaries, each classified as a qualified REIT subsidiary, or QRS.

Property Acquisitions and Net Leasing
While we had originally anticipated that a majority of the properties we purchased would be acquired from companies that would simultaneously lease the properties back from us, to date a majority of our properties have been purchased from owners that have leased their properties to non-affiliated tenants. While we have engaged in some transactions with tenants who want to consummate sale-leaseback transactions, we do not anticipate that this will become the dominant portion of our portfolio. We expect that some of our sale-leaseback transactions will be in conjunction with acquisitions, recapitalizations or other corporate transactions affecting our tenants. In these transactions, we may act as one of several sources of financing for these transactions by purchasing one or more properties from the tenant and by net leasing it to the tenant or its successor in interest. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors—Highly leveraged tenants or borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.”
In some circumstances, we have granted tenants an option to purchase the leased property, and we anticipate granting these options to select tenants in the future. In these cases, we generally seek to fix the option purchase price at the greater of our purchase price for the property and the fair market value of the property at the time the option is exercised.
Our portfolio consists primarily of single-tenant commercial and industrial real property, however, we also consider multi-tenant commercial and industrial properties, as well as single-tenant retail properties. We have not in the past and do not anticipate in the future we will invest in residential properties. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. In most cases, our leases will be “triple net leases” that require the tenant to pay all the operating costs, costs of maintenance, insurance and real estate taxes on the property. We seek to obtain lease terms of approximately 10 to 15 years with built in rental increases.
Investments in Mortgage Loans
Although we expect such investments to be made sparingly, we may elect to structure our investment in a particular property as a mortgage loan secured by the property in situations where a standard net lease transaction would have an adverse tax impact on the seller of a property or would otherwise be inappropriate for us. We anticipate that most of our lending transactions will be loans secured by industrial or commercial property. We have not in the past and do not anticipate in the future we will invest in residential mortgages. Our Adviser will attempt to structure mortgage loans in a manner that would provide us with current income substantially similar to that which we could expect to receive had the investment been structured as a net lease transaction.
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

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions
We consider underwriting the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the most important aspects of making an investment. Evaluating the creditworthiness of the tenant or borrower and its ability to generate sufficient cash flow to make payments to us pursuant to the lease or the mortgage loan is the most important aspect of our underwriting procedures. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:
•	Credit Evaluation. Our Adviser evaluates each potential tenant for its creditworthiness, considering factors such as management experience, industry position and fundamentals, operating history and capital structure. A prospective tenant that is deemed creditworthy does not necessarily mean that we will consider the tenant’s property to be “investment grade.” Our Adviser seeks tenants that range from small businesses to large public companies, many of the smaller companies do not have publicly rated debt. Our Adviser’s investment professionals have substantial experience in locating and financing these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit does improve, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant is normally a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant and case by case basis. Therefore, general standards for creditworthiness cannot be applied.

•	Leases with Increasing Rent. Our Adviser seeks to include a clause in each lease that provides for annual rent escalations over the term of the lease. These increases will generally be fixed, however certain leases are tied to increases in indices such as the consumer price index.

•	Diversification. Our Adviser attempts to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic region.

•	Property Valuation. The business prospects for the tenant and the financial strength of the tenant are an important aspect of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require quarterly unaudited and annual audited financial statements of the tenant in order to continuously monitor the financial performance of the property. On a quarterly basis we evaluate the financial capability of the tenant and its ability to perform per the terms of the lease. We may also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. We then compute the value of the property based on historical and projected operating results. We generally limit our property acquisition cost or value to between $3 million and $30 million.

•	Properties Important to Tenant Operations. Our Adviser generally seeks to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better protection in the event a tenant becomes bankrupt, since leases on properties essential or important to the operations of a bankrupt tenant are typically less likely to be rejected in the bankruptcy or otherwise terminated.

•	Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. We generally also seek covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•	Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate parent. We believe that this type of credit enhancement, if obtained, provides us with additional financial security.

•	Appraisals. Each property that we propose to purchase will be appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the tenant’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property, if we resell the property in the future, may be greater or less than its appraised value.
Underwriting of the Real Estate and Due Diligence Process
In addition to underwriting the tenant or borrower, we also underwrite the real estate to be acquired or secured by one of our mortgages. On our behalf, our Adviser performs a due diligence review with respect to each property, such as evaluating the physical condition of a property, zoning and site requirements to ensure the property is in conformance with all zoning regulations as well as an environmental site assessment, in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition, although there can be no assurance that hazardous substances or wastes (as defined by present or future federal or state laws or regulations) will not be discovered on the property after we acquire it. See “Risk Factors—Potential liability for environmental matters could adversely affect our financial condition.”
Our Adviser also reviews the structural soundness of the improvements on the property and may engage a structural engineer to review all aspects of the structures in order to determine the longevity of each building on the property. This review normally also includes the components of each building, such as the roof, the electrical wiring, the heating and air-conditioning system, the plumbing, parking lot and various other aspects such as compliance with state and federal building codes.
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
Additional Investment Considerations
Terms of Mortgage Loans
Some of the mortgage loans that we may make, purchase or otherwise acquire in the future, in addition to providing for base interest at a fixed or variable rate, may allow us to participate in the economic benefits of any increase in the value of the property securing repayment of the loan as though we were an equity owner of a portion of the property. In addition, it is possible that participation may take other forms where our Adviser deems participation available or otherwise appropriate, provided that such participation does not jeopardize our REIT tax status. The form and extent of our participation, if any, will vary with each transaction depending on factors such as credit support provided by the borrower, the interest rate on our mortgage loans and the anticipated and actual cash flow from the underlying real property. Our mortgage loans may include first mortgage loans, leasehold mortgage loans or conventional mortgage loans without equity enhancements. We have not in the past, nor do we intend in the future to make or invest in sub-prime mortgage loans.
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
Other Investments
We may invest up to an aggregate of 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” “Equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other equity interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant, and we will not acquire equity interests in any entity other than in connection with a lease or mortgage loan transaction. We anticipate that equity interests will not exceed 5% of our net equity in the aggregate, and we will not make any such investment in equity interests if such investment would adversely affect our qualification as a REIT for tax purposes. To the extent that we hold equity interests in tenants or borrowers, we anticipate that they will generally be “restricted securities” as defined in Rule 144 under the Securities Act. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held any such securities for one year. The issuer of equity interests in which we invest may never register these interests under the federal securities laws, since any decision of an issuer to register its securities may depend on any number of factors, including the success of its operations.

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
Our working capital and other reserves are invested in permitted temporary investments. Our Adviser evaluates the relative risks and rates of return, our cash needs and other appropriate considerations when making short-term investments on our behalf. The rates of return of permitted temporary investments may be less than or greater than what would be obtainable from real estate investments.
Qualified REIT Subsidiaries
While we intend to conduct substantially all of our activities through our Operating Partnership and Gladstone Lending, we may also form one or more wholly-owned qualified REIT subsidiaries, or QRSs, to purchase properties. These QRSs would be formed for the sole purpose of acquiring a specific property or properties located in one or more states and would have organizational documents that are substantially similar in all relevant ways to our organizational documents and comply with all applicable state securities laws and regulations.

Joint Ventures
In the future, we may also enter into joint ventures, partnerships and other mutual arrangements with real estate developers, property owners and others for the purpose of obtaining an equity interest in a property in accordance with our investment policies. Joint venture investments could permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a joint venture to make an investment that we would not otherwise be permitted to make on our own. We expect that in any joint venture the cost of structuring joint investments would be shared ratably by us and the other participating investors.
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
We believe that, by operating on a leveraged basis, we will have more funds available and, therefore, will make more investments than would otherwise be possible if we operated on a non-leveraged basis. We believe that this will result in a more diversified portfolio and maximize potential returns to our stockholders. We may refinance properties during the term of a loan when we believe it is advantageous.
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
Investment Limitations
There are numerous limitations on the manner in which we may invest our funds, which unless otherwise noted below, may be amended or waived by the Board of Directors at anytime. The Board of Directors has adopted a policy that we will not:
•	invest in real property owned by our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as Gladstone Capital Corporation, or Gladstone Investment Corporation and entities advised by our Adviser so long as that entity does not control the portfolio company and the transaction is approved by both companies’ board of directors (this policy may not be changed without the approval of our stockholders);

•	invest in commodities or commodity futures contracts, with this limitation not being applicable to futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in properties and making mortgage loans;

•	invest in contracts for the sale of real estate unless the contract is appropriately recorded in the chain of title;

•	invest in any individual property with a cost in excess of 20% of our total assets at the time of investment;

•	make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets. “Unimproved real property” is property which has the following three characteristics:
o	the property was not acquired for the purpose of producing rental or other operating income;

o	no development or construction is in process on the property; and

o	no development or construction on the property is planned in good faith to commence on the property within one year of acquisition;
•	issue equity securities on a deferred payment basis or other similar arrangement;

•	issue debt securities in the absence of adequate cash flow to cover debt service;

•	issue “redeemable securities” as defined in Section 2(a)(32) of the 1940 Act;

•	grant warrants or options to purchase shares of our stock to our Adviser or its affiliates;

•	engage in trading, as compared with investment activities, or engage in the business of underwriting, or the agency distribution of, securities issued by other persons;

•	acquire securities in any company holding investments or engaging in activities prohibited in the foregoing clauses; or

•	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our affiliates.
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

Our policy also prohibits us from purchasing any property owned by or co-investing with our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested, except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as Gladstone Capital Corporation or Gladstone Investment Corporation and other entities advised by our Adviser, so long as that entity does not control the portfolio company and the transaction is approved by both companies’ board of directors. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek our stockholders’ approval.
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
David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser. Terry Lee Brubaker, our vice chairman, secretary and chief operating officer and a member of our board of directors, also serves in the same capacities for our Adviser. George Stelljes III, our president and chief investment officer and a member of our board of directors, also serves in the same capacities for our Adviser. Harry Brill, our chief financial officer, serves in the same capacity for our Adviser.
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

Our Adviser’s board of directors has empowered its investment committee to authorize and approve our investments, subject to the terms of the advisory agreement. Before we acquire any property, the transaction is reviewed by our Adviser’s investment committee to ensure that, in its view, the proposed transaction satisfies our investment criteria and is within our investment policies. Approval by our Adviser’s investment committee is generally the final step in the property acquisition approval process, although the separate approval of our board of directors is required in certain circumstances described below. For further detail on this process, please see “ Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions.”
Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in New York, New Jersey, Pennsylvania, Illinois, Texas and Washington.
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
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). In the event that any of these expenses are incurred on our behalf by our Adviser, we are required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the years ended December 31, 2007, 2006 and 2005, none of these expenses were incurred by our Adviser or by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time. We do not presently expect that our Adviser will incur any of these fees on our behalf.

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
Management Services and Fees under the Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, or FFO. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeds 1.75%, or 7% annualized, or the hurdle rate, of total stockholders’ equity, less the recorded value of any preferred stock. Our Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of our pre-incentive fee FFO. Our Adviser will also receive an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875%. The incentive fee may be reduced because of our line of credit covenant which limits distributions to our stockholders to 95% of our funds from operations, or FFO.
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
Our board of directors has authorized our Adviser to make investments in any property on our behalf without the prior approval of our board if the following conditions are satisfied:
•	our Adviser has obtained an independent appraisal for the property indicating that the total cost of the property does not exceed its appraised value; and

•	our Adviser has provided us with a representation that the property, in conjunction with our other investments and proposed investments, is reasonably expected to fulfill our investment objectives and policies as established by our board of directors then in effect.
The actual terms and conditions of transactions involving investments in properties and mortgage loans are determined in the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. Some types of transactions, however, require the prior approval of our board of directors, including a majority of our independent directors, including the following:
•	loans not secured or otherwise supported by real property;

•	any acquisition or mortgage loan which at the time of investment would have a cost exceeding 20% of our total assets;

•	transactions that involve conflicts of interest with our Adviser (other than reimbursement of expenses in accordance with the Amended Advisory Agreement); and

•	the lease of assets to our Adviser, its affiliates or any of our officers or directors.
Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser to Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly traded business development companies affiliated with us, and Gladstone Land Corporation, a private agricultural real estate company. However, under the Amended Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Amended Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Amended Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us. Either we or our Adviser may assign or transfer the Amended Advisory Agreement to a successor entity.

Employees
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Amended Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that 30-35 full time employees of our Adviser or our Administrator will spend substantial time on our matters during calendar year 2008. We anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase as we acquire more investments.
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
As of December 31, 2007, our Adviser and our Administrator collectively had 60 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
6	Executive Management

41	Investment Management, Portfolio Management and Due Diligence

13	Administration, Accounting, Compliance, Human Resources and Treasury
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
The debt obligations of our tenants and borrowers are dependent upon certain factors which neither we nor our tenants or borrowers control, such as national, local and regional business and economic conditions, government economic policies, and the level of interest rates. In recent months, difficulties in the “sub-prime” mortgage market and in the markets relating to collateralized debt obligations have resulted in a tightening of the credit markets and a significant contraction in available liquidity. Institutional lenders have increased the costs of borrowing and have otherwise tightened credit standards (more conservative loan to value ratios, etc.). Accordingly, continued or further credit market dislocations or sustained market downturns may increase the operating expenses of our tenants and borrowers and decrease their ability to make lease or mortgage payments, and thereby adversely affect our net income, stockholders’ equity, and cash distributions to stockholders.
Competition for the acquisition of real estate may impede our ability to make acquisitions or increase the cost of these acquisitions.
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
We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, Terry Lee Brubaker, our vice chairman and chief operating officer, and George Stelljes III, our president and chief investment officer, all of whom are subject to an employment agreement with our Advisor. The departure of any of our executive officers or key employees could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.
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
Examples of these potential conflicts include:
•	our Adviser may realize substantial compensation on account of its activities on our behalf, and may therefore, be motivated to approve acquisitions solely on the basis of increasing compensation to itself;

•	we may experience competition with our affiliates for financing transactions;

•	our Adviser may earn fee income from our borrowers or tenants; and

•	our Adviser and other affiliates such as Gladstone Capital, Gladstone Investment and Gladstone Land could compete for the time and services of our officers and directors.

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
On January 1, 2007, the Amended Advisory Agreement became effective. In addition to providing for a base management fee based on our stockholders equity, this agreement contemplates a quarterly incentive fee based on our funds from operations. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods, however our Adviser is not required to issue this waiver. Any waiver issued by our Adviser is an unconditional and irrevocable waiver. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on our stock price.
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
We intend to acquire additional properties by using our $95 million short-term line of credit and by continuing to seek long-term financing, where we will borrow all or a portion of the purchase price of a potential acquisition and securing the loan with a mortgage on some or all of our existing real property. To date we have obtained approximately $202 million in long-term financing, which we have used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. We currently have one variable rate loan, certain of our leases contain escalations based on market interest rates, and the interest rate on our existing line of credit is variable. We mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments. A significant change in interest rates could have an adverse impact on the results of our operations. To date we have not entered into any derivative contracts, however certain of our mortgage loans and properties have embedded derivatives in the form of interest rate floors and ceilings. These embedded derivatives do not require separate accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
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

The market price of our common and preferred stock may be highly volatile and subject to wide fluctuations and the trading volume in our common and preferred stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some market conditions that could negatively affect our share price or result in fluctuations in the price or trading volume of our securities include:
•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•	significant volatility in the market price and trading volume of shares of REITs, real estate companies or other companies in our sector, which is not necessarily related to the performance of those companies;

•	price and volume fluctuations in the stock market as a result of terrorist attacks, or speculation regarding future terrorist attacks, in the United States or abroad;

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our funds from operations or earnings estimates or the publication of research reports about us or the real estate industry generally;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	changes in regulatory policies or tax guidelines, particularly with respect to REITs; and

•	investor confidence in the stock market.
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
One of the factors that investors may consider in deciding whether to buy or sell our common stock or preferred stock is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution yield on our securities or seek securities paying higher dividends or interest. The market price of our securities likely will be based primarily on the earnings that we derive from rental income with respect to our properties, interest earned on our mortgage loans and our related distributions to stockholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our securities, and such effects could be significant. For instance, if interest rates rise without a corresponding increase in our distribution rate, the market price of our common stock could decrease because potential investors may require a higher distribution yield on our common stock as market rates on interest-bearing securities, such as bonds, rise. Additionally, because both our Series A and Series B Preferred Stock is entitled to receive dividends at a fixed rate (and any series of preferred stock we may authorize and issue in the future will also likely receive dividends at a fixed rate), any increase in interest rates is likely to result in a decrease in the market price of our Series A and Series B Preferred Stock or any future series of preferred stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2007, we owned 53 properties of which the details are outlined in the table below:

						Total Annualized	Total Annualized
			Rentable		Total Rental Revenue	Rental Revenue for the	Rental Revenue	Year of
	Year Built/		Square		for the Year Ended	Year Ended	per Occupied	Lease
Property	Improvements	Date of Purchase	Feet	Occupancy	December 31, 2007	December 31, 2007 (1)	Square Foot (2)	Expiration
208 South Rogers Lane (Raleigh NC)	1997	12/23/2003	58,926	100%	$580,376	580,376	$9.85	2015

3874 Highland Park NW (Canton, OH)	1994	1/30/2004	54,018	100%	$412,114	412,114	$7.63	2014

260 Springside Drive (Akron, OH)	1968/1999	4/29/2004	83,891	100%	$1,077,943	1,077,943	$12.85	2009/2015	(3)

5815 Westpark Drive (Charlotte, NC)	1984/1995	6/30/2004	64,500	100%	$960,323	960,323	$14.89	2019

171 Great Oak Drive (Canton, NC)	1998	7/6/2004	228,000	100%	$600,145	600,145	$2.63	2024

Rt. 219, Tax Parcel No. 33-251-0246, (Snyder Township, PA)	1991	8/5/2004	290,000	100%	$870,000	870,000	$3.00	2014

9698 Old US Hwy. 52 (Lexington, NC)	1986	8/5/2004	154,000	100%	$397,324	397,324	$2.58	2014

9100 Highway 290 East (Austin, TX)	2001	9/16/2004	51,933	100%	$751,333	751,333	$14.47	2015

3701 E. Virginia Beach Blvd (Norfolk, VA)	1967	10/15/2004	25,797	100%	$103,501	103,501	$4.01	2021

13 Industrial Park Drive (Mt. Pocono, PA)	1995-1999	10/15/2004	223,275	100%	$628,904	628,904	$2.82	2021

6550 First Park Ten Boulevard (San Antonio, TX)	1999	2/10/2005	60,245	100%	$769,793	769,793	$12.78	2014

4630 Journal Street (Columbus, OH)	1995	2/10/2005	39,000	100%	$308,105	308,105	$7.90	2015

199 Sing Sing Road (Big Flats, NY)	2001	4/15/2005	120,000	100%	$644,252	644,252	$5.37	2013

2525 North Woodlawn Avenue (Wichita, KS)	2000	5/18/2005	69,287	100%	$1,109,217	1,109,217	$16.01	2012

725 & 737 Great Southwest Pkwy (Arlington, TX)	1966	5/26/2005	64,000	100%	$580,115	580,115	$9.06	2013

4032 Linden Avenue (Dayton, OH)	1956	6/30/2005	59,894	100%	$268,042	268,042	$4.48	2018

81 Corbett Way (Eatontown, NJ)	1991	7/7/2005	30,268	100%	$536,324	536,324	$17.72	2011

17 & 20 Veronica Avenue (Franklin Township, NJ)	1978	7/11/2005	183,000	100%	$964,897	964,897	$5.27	2020

150 & 170 Ridgeview Center Drive (Duncan, SC)	1984/2001/2007	7/14/2005	278,020	100%	$1,996,695	1,996,695	$7.18	2011

5656 Campus Parkway (St Louis, MO)	1977	8/5/2005	51,155	100%	$289,928	289,928	$5.67	2012

Item 2. Properties (Continued)

						Total Annualized	Total Annualized
			Rentable		Total Rental Revenue	Rental Revenue for the	Rental Revenue	Year of
	Year Built/		Square		for the Year Ended	Year Ended	per Occupied	Lease
Property	Improvements	Date of Purchase	Feet	Occupancy	December 31, 2007	December 31, 2007 (1)	Square Foot (2)	Expiration
914 Wohlert Street (Angola, IN)	1982	9/2/2005	52,080	100%	$125,202	125,202	$2.40	2020

800 Growth Parkway (Angola, IN)	1998	9/2/2005	50,000	100%	$125,202	125,202	$2.50	2020

802 East 11th Street (Rock Falls, IL)	1988	9/2/2005	52,000	100%	$125,202	125,202	$2.41	2020

2 Opportunity Way (Newburyport, MA)	1994	10/17/2005	70,598	100%	$704,095	704,095	$9.97	2012

255 Spring Street (Clintonville, WI)	1992	10/31/2005	291,142	100%	$575,006	575,006	$1.98	2020

5700 Lee Road (Maple Heights, OH)	1974	12/21/2005	347,218	100%	$1,152,443	1,152,443	$3.32	2015

7545 Midlothian Turnpike (Richmond, VA)	1972	12/30/2005	42,213	100%	$722,866	722,866	$17.12	2010

3930 Sunforest Court (Toledo, OH)	1979	12/30/2005	23,368	100%	$327,152	327,152	$14.00	2010

75 Canal Street (South Hadley, MA)	1978	2/15/2006	150,000	100%	$359,673	359,673	$2.40	2010

2101, 2109, 2201, 2215, 2301 Fox Drive (Champaign, IL)	1996	2/21/2006	108,262	100%	$1,566,723	1,566,723	$14.47	2013

2470 Highcrest Road (Roseville, MN)	1964	2/21/2006	359,540	100%	$3,030,458	3,030,458	$8.43	2012

12000 Portland Avenue South (Burnsville, MN)	1984	5/10/2006	114,100	100%	$1,234,662	1,234,662	$10.82	2015

14701 Anthony Avenue (Menomonee Falls, WI)	1986/2000	6/30/2006	125,692	100%	$775,274	775,274	$6.17	2016

1025 Birdsong Drive (Baytown, TX)	1997	7/11/2006	12,000	100%	$254,121	254,121	$21.18	2013

42400 Merrill Road (Sterling Heights, MI)	1979/1989	9/22/2006	532,869	100%	$1,166,654	1,166,654	$2.19	2016

2150, 2200 Pinson Valley Parkway (Birmingham, AL)	1961/1980	9/29/2006	63,514	100%	$155,490	155,490	$2.45	2016

2325 West Fairview Avenue (Montgomery, AL)	1962/1989	9/29/2006	29,472	100%	$155,491	155,491	$5.28	2016

5221 N Highway 763 (Columbia, MO)	1978	9/29/2006	16,275	100%	$155,491	155,491	$9.55	2016

Item 2. Properties (Continued)

						Total Annualized	Total Annualized
			Rentable		Total Rental Revenue	Rental Revenue for the	Rental Revenue	Year of
	Year Built/		Square		for the Year Ended	Year Ended	per Occupied	Lease
Property	Improvements	Date of Purchase	Feet	Occupancy	December 31, 2007	December 31, 2007 (1)	Square Foot (2)	Expiration
4690 Parkway Drive (Mason, OH)	2002	1/5/2007	60,000	100%	$673,944	683,051	$11.38	2013

201 South Rogers Lane (Raleigh, NC)	1994	2/16/2007	115,500	100%	$593,611	680,356	$5.89	2015

1110 West Tenkiller (Tulsa, OK)	2004	3/1/2007	238,310	100%	$1,304,829	1,565,795	$6.57	2019

3725 East 10th Court (Hialeah, FL)	1956/1992	3/9/2007	132,337	100%	$806,780	1,000,140	$7.56	2022

554 Clark Road (Tewksbury, MA)	1985/1989	5/17/2007	102,200	100%	$573,107	921,888	$9.02	2017

5324 Natorp Boulevard (Mason, OH)	2007	7/1/2007	21,264	100%	$272,755	545,510	$25.65	2027

7282 Willam Barry Boulevard (Cicero, NY)	2005	9/6/2007	71,880	100%	$169,223	534,388	$7.43	2020

1515 Arboretum Drive SE (Grand Rapids, MI)	2001	9/28/2007	63,235	100%	$265,873	1,039,243	$16.43	2016

4 Territorial Court (Bollingbrook, IL)	2002	9/28/2007	55,869	100%	$159,985	625,349	$11.19	2014

2339-2341 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	26,600	100%	$14,775	305,690	$11.49	2026

311 Phillip Boulevard (Lawrenceville, GA)	2005	12/13/2007	12,412	100%	$14,775	305,690	$24.63	2026

2096 McGee Road (Snellville, GA)	1986	12/13/2007	3,800	100%	$14,776	305,710	$80.45	2026

7174 Wheat Street (Covington, GA)	2000	12/13/2007	5,000	100%	$14,776	305,710	$61.14	2026

1055 Haw Creek Parkway (Cumming, GA)	2004	12/13/2007	13,919	100%	$14,776	305,710	$21.96	2026

1293 Wellbrook Circle (Conyers, GA)	1994	12/13/2007	6,400	100%	$14,776	305,710	$47.77	2026

Totals			5,558,278		$31,469,297	$35,990,476

(1)	The amounts represented in total annualized rental revenue for the year ended December 31, 2007 have been calculated by taking the 2007 base rent and annualizing the partial-year results for properties acquired during 2007. Because annualized base rent is not derived from historical results that were accounted for in accordance with GAAP, historical results differ from the annualized amounts. Management believes this measure is useful to the readers of this table so they are able to calculate the total annualized rental revenue per square foot.

(2)	The amounts represented in this column were calculated by taking the total annualized revenue and dividing by the total rentable square feet.

(3)	Two tenants occupy this building, each with separate leases ending in different years.
Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Market under the symbol “GOOD.” The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq Global Market (for periods prior to July 1, 2006 the Nasdaq National Market) and the distributions per share for the years ended December 31, 2007 and 2006. Dividends are declared quarterly and paid monthly. Amounts presented represent the cumulative amount of the dividends declared for the months composing such quarter.

	Market price per share		Distributions
Quarter Ended	High	Low	Declared Per Share
3/31/2006	$20.25	$16.46	$0.36
6/30/2006	$20.40	$17.68	$0.36
9/30/2006	$20.96	$18.18	$0.36
12/31/2006	$22.19	$19.80	$0.36
3/31/2007	$20.63	$19.06	$0.36
6/30/2007	$20.40	$19.01	$0.36
9/30/2007	$20.10	$17.40	$0.36
12/31/2007	$19.45	$15.75	$0.36
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
As of February 15, 2008, there were approximately 7,218 beneficial owners of our common stock.
There were no unregistered sales of securities during the fiscal year ended December 31, 2007.

Item 6. Selected Financial Data
The following selected financial data for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and for the period from February 14, 2003 (inception) through December 31, 2003 is derived from our audited consolidated financial statements. Certain amounts from prior years’ financial statements have been reclassified to discontinued operations. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

									Period February 14,
									2003 (inception)
	Year ended		Year ended		Year ended		Year ended		through December
	December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004		31, 2003
Operating Data:
Total operating revenue	$32,793,539		$25,945,546		$12,881,506		$4,191,329		$12,180
Total operating expenses	(15,821,630)		(14,067,096)		(7,185,040)		(3,276,735)		(557,148)
Other income (expense)	(10,940,394)		(8,521,419)		(2,185,509)		614,659		304,097

Income (loss) from continuing operations	6,031,515		3,357,031		3,510,957		1,529,253		(240,871)
Discontinued operations	108,714		1,015,797		90,988		94,675		—

Net income (loss)	$6,140,229		$4,372,828		$3,601,945		$1,623,928		$(240,871)
Dividends attributable to preferred stock	(4,093,750)		(2,186,890)		—		—		—

Net income (loss) available to common stockholders	$2,046,479		$2,185,938		$3,601,945		$1,623,928		$(240,871)

Share and Per Share Data:
Earnings per weighted average common share - basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.23		$0.15		$0.46		$0.20		$(0.07)
Discontinued operations	0.01		0.13		0.01		0.01		—

Net income available to common stockholders	$0.24		$0.28		$0.47		$0.21		$(0.07)

Earnings per weighted average common share - diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.23		$0.14		$0.46		$0.20		$(0.07)
Discontinued operations	0.01		0.13		0.01		0.01		—

Net income available to common stockholders	$0.24		$0.27		$0.47		$0.21		$(0.07)

Weighted average shares outstanding-basic	8,565,264		7,827,781		7,670,219		7,649,855		3,229,119
Weighted average shares outstanding-diluted	8,565,264		7,986,690		7,723,220		7,708,534		3,229,119
Cash dividends declared per common share	$1.44		$1.44		$0.96		$0.48		$0.01

Supplemental Data:
Net income (loss) available to common stockholders	$2,046,479		$2,185,938		$3,601,945		$1,623,928		$(240,871)
Real estate depreciation and amortization, including discontinued operations	10,528,458		8,349,474		3,651,119		973,345		5,827

Less: Gain on sale of real estate, net of taxes paid	(78,667)		(1,106,590)		—		—		—

Funds from operations available to common stockholders (1)	12,496,270		9,428,822		7,253,064		2,597,273		(235,044)

Ratio of earnings to combined fixed charges and preferred dividends (2)	1.4	x	1.3	x	2.4	x	60.8	x	—

Balance Sheet Data:

Real estate, before accumulated depreciation	$340,500,406		$243,713,542		$165,043,639		$61,251,455		$5,440,772
Total assets	$378,902,689		$315,766,022		$207,046,954		$105,585,094		$105,061,370
Mortgage notes payable, term loan and borrowings under the line of credit	$226,520,471		$154,494,438		$105,118,961		$—		$—
Total stockholders’ equity	$142,368,068		$152,224,176		$98,948,536		$102,692,693		$104,750,655
Total common shares outstanding	8,565,264		8,565,264		7,672,000		7,667,000		7,642,000

(1)	Funds from Operations (“FFO”) was developed by The National Association of Real Estate Investment Trusts (“NAREIT”), as a relative non-GAAP (Generally Accepted Accounting Principles in the United States) supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to either net income (loss) as an indication of our performance or to cash flow from operations as a measure of liquidity or ability to make distributions. Comparison of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

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
The following table provides a reconciliation of our FFO for the years ended December 31, 2007, 2006, 2005, 2004 and for the period from February 14, 2003 (inception) through December 31, 2003 to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share and basic and diluted net income per weighted average common share:

					Period February 14,
					2003 (inception)
	Year ended December	Year ended December	Year ended	Year ended December	through December 31,
	31, 2007	31, 2006	December 31, 2005	31, 2004	2003
Net income	$6,140,229	$4,372,828	$3,601,945	$1,623,928	$(240,871)
Less: Dividends attributable to preferred stock	(4,093,750)	(2,186,890)	—	—	—

Net income available to common stockholders	2,046,479	2,185,938	3,601,945	1,623,928	(240,871)

Add: Real estate depreciation and amortization, including discontinued operations	10,528,458	8,349,474	3,651,119	973,345	5,827
Less: Gain on sale of real estate, net of taxes paid	(78,667)	(1,106,590)	—	—	—

FFO available to common stockholders	$12,496,270	$9,428,822	$7,253,064	2,597,723	$(235,044)

Weighted average shares outstanding - basic	8,565,264	7,827,781	7,670,219	7,649,855	3,229,119
Weighted average shares outstanding - diluted	8,565,264	7,986,690	7,723,220	7,708,534	3,229,119

Basic net income per weighted average common share	$0.24	$0.28	$0.47	$0.21	$(0.07)

Diluted net income per weighted average common share	$0.24	$0.27	$0.47	$0.21	$(0.07)

Basic FFO per weighted average common share	$1.46	$1.20	$0.95	$0.34	$(0.07)

Diluted FFO per weighted average common share	$1.46	$1.18	$0.94	$0.34	$(0.07)

(2)	The calculation of the ratio of earnings to combined fixed charges and preferred dividends is below. “Earnings” consist of net income (loss) from continuing operations before fixed charges. “Fixed charges” consist of interest expense, amortization of deferred financing fees and the portion of operating lease expense that represents interest. The portion of operating lease expense that represents interest is calculated by dividing the amount of rent expense, allocated to us by our Adviser as part of the administration fee payable under the Amended Advisory Agreement, by three.

					For the period
					February 14, 2003
	For the year ended	For the year ended	For the year ended	For the year ended	(inception) through
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Net income (loss) from continuing operations	$6,031,515	$3,357,031	$3,510,957	$1,529,253	$(240,871)

Add: fixed charges	15,670,067	11,490,476	2,494,245	25,565	7,830

Less: preferred dividends	(4,093,750)	(2,186,890)	—	—	—

Earnings	$17,607,832	$12,660,617	$6,005,202	$1,554,818	$(233,041)

Fixed Charges:
Interest expense	10,847,346	8,041,412	2,187,586	—	—
Amortization of deferred financing fees	717,195	1,207,198	260,098	—	—
Estimated interest component of rent	11,776	54,976	46,561	25,565	7,830
Preferred dividends	4,093,750	2,186,890	—	—	—

Total fixed charges	15,670,067	11,490,476	2,494,245	25,565	7,830

Ratio of earnings to combined fixed charges and preferred dividends	1.1	1.1	2.4	60.8	— (1)

(1)	Note for the period February 14, 2003 through December 31, 2003 earnings, as defined, were insufficent to cover fixed charges by $240,871.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
OVERVIEW
Our Investment Strategy
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At December 31, 2007, we owned 53 properties totaling approximately 5.6 million square feet, and had one mortgage loan outstanding. All of our properties are fully leased and all tenants and borrowers are current and paying in accordance with their leases and loan, respectively. The total gross investment in these acquisitions and the mortgage loan investment was approximately $387.1 million.
Recent Events
Investment Activities: During the year ended December 31, 2007, we acquired 14 properties and one leasehold interest totaling approximately 930,000 square feet, for a total gross investment of approximately $104.2 million.
Financing Activities: During the year ended December 31, 2007, we borrowed approximately $48.5 million pursuant to four long-term notes payable collateralized by security interests in 10 of our properties, closed a one-year term loan with KeyBank for $20.0 million, and borrowed $45.5 million under our line of credit, of which $4.4 million remained outstanding at December 31, 2007, in order to fund acquisitions during the year.
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
Our Adviser and Administrator also provide investment advisory and administrative services to our affiliates, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly traded business development companies, as well as Gladstone Land Corporation, a private agricultural real estate company. All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.
Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in New York, New Jersey, Pennsylvania, Illinois, Texas and Washington.

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
Under the terms of the Initial Advisory Agreement and the Amended Advisory Agreement, we were and remain responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest on short-term debt and mortgages, tax preparation, directors and officers insurance, stock transfer services, stockholder related fees, consulting and related fees. During the years ended December 31, 2007, 2006 and 2005, the total amount of these expenses that we incurred was approximately $13.7 million, $11.6 million and $4.0 million, respectively. All of these charges are incurred directly by us rather than by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). In the event that any of these expenses are incurred on our behalf by our Adviser, we are required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the years ended December 31, 2007, 2006, and 2005, none of these expenses were incurred by our Adviser or by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time. We do not presently expect that our Adviser will incur any of these fees on our behalf.
Management Services and Fees under the Initial Advisory Agreement
Pursuant to the Initial Advisory Agreement, we were required to reimburse our Adviser for our pro rata share of our Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to our matters. During the years ended December 31, 2006, and 2005, these expenses were approximately $2.3 million and $1.5 million, respectively.
We were also required to reimburse our Adviser for our pro rata portion of all other expenses of our Adviser not reimbursed under the arrangements described above, which we refer to as overhead expenses, equal to the total overhead expenses of our Adviser, multiplied by the ratio of hours worked by our Adviser’s employees on our projects to the total hours worked by our Adviser’s employees. However, we were only required to reimburse our Adviser for our portion of its overhead expenses if the amount of payroll and benefits we reimbursed to our Adviser was less than 2.0% of our average invested assets for the year. Additionally, we were only required to reimburse our Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of our average invested assets for the year. Our Adviser billed us on a monthly basis for these amounts. Our Adviser was required to reimburse us annually for the amount by which amounts billed to and paid by us exceeded this 2.0% limit during a given year. The amounts never exceeded the 2.0% limit and, consequently, we never received reimbursement. During the years ended December 31, 2006, and 2005, we reimbursed our Adviser approximately $0.64 million and $0.57 million, respectively, of overhead expenses.

Management Services and Fees under the Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, or FFO. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. Our Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of our pre-incentive fee FFO. Our Adviser will also receive an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875%. The incentive fee may be reduced because of our line of credit covenant which limits distributions to our stockholders to 95% of our funds from operations, or FFO.
For the year ended December 31, 2007, the base management fee, based on the Amended Advisory Agreement was approximately $1.9 million. For the year ended December 31, 2007, we recorded an incentive fee of approximately $2.6 million, offset by a credit from an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $2.3 million, for a net incentive fee for the year ended December 31, 2007 of approximately $0.24 million. Our Board of Directors accepted our Advisers’ offer to waive a portion of the incentive fee for the year ended December 31, 2007 in order to maintain the current level of distributions to our stockholders. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to maintain the current level of distributions to our stockholders, however, our Adviser is not required to issue any waiver, in whole or in part.
Administration Agreement
Under the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. For the year ended December 31, 2007, we incurred approximately $0.84 million, for the administration fee.
Critical Accounting Policies
Management believes our most critical accounting policies are revenue recognition (including straight-line rent), purchase price allocation, accounting for our investments in real estate, provision for loan losses, the accounting for our derivative and hedging activities, if any, and income taxes. Each of these items involves estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes this information in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. For a summary of all of our accounting policies, see Note 1 to our consolidated financial statements included elsewhere in this report.
Recently Issued Accounting Pronouncements
In July of 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on our results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, “Materiality,” on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. We adopted SAB 108 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on our results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt the provisions of SFAS 157 beginning with the fiscal year beginning January 1, 2008. We believe there will be no impact of the adoption on our results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities"(“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We believe there will be no impact of the adoption on our results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R significantly changes the accounting for acquisitions involving business combinations, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. SFAS 141R also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting under SFAS 141. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.
Results of Operations
Our weighted-average yield on the portfolio as of December 31, 2007 was approximately 9.55%. The weighted-average yield was calculated by taking the annualized straight-line rent, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not take into account the interest expense incurred on the financings placed on our properties.

A comparison of our operating results for the years ended December 31, 2007 and 2006 is below:

	For the year ended December 31,
	2007	2006	$ Change	% Change
Operating revenues
Rental income	$31,469,297	$23,964,035	$7,505,262	31%
Interest income from mortgage notes receivable	1,013,889	1,845,231	(831,342)	-45%
Tenant recovery revenue	310,353	136,280	174,073	128%

Total operating revenues	32,793,539	25,945,546	6,847,993	26%

Operating expenses
Depreciation and amortization	10,528,458	8,297,174	2,231,284	27%
Property operating expenses	821,790	645,792	175,998	27%
Base management fee	1,858,120	2,902,053	(1,043,933)	-36%
Incentive fee	2,564,365	—	2,564,365	100%
Administration fee	837,898	—	837,898	100%
Professional fees	625,349	953,066	(327,717)	-34%
Insurance	214,141	211,562	2,579	1%
Directors fees	229,000	140,000	89,000	64%
Stockholder related expense	244,629	311,049	(66,420)	-21%
Asset retirement obligation expense	116,478	129,142	(12,664)	-10%
General and administrative	102,999	82,847	20,152	24%
Stock option compensation expense	—	394,411	(394,411)	-100%

Total operating expenses before credit from Adviser	18,143,227	14,067,096	4,076,131	29%

Credit to incentive fee	(2,321,597)	—	(2,321,597)	100%

Total operating expenses	15,821,630	14,067,096	1,754,534	12%

Other income (expense)
Interest income from temporary investments	354,249	76,772	277,477	361%
Interest income - employee loans	222,051	125,788	96,263	77%
Other income	47,847	380,915	(333,068)	100%
Interest expense	(11,564,541)	(9,104,894)	(2,459,647)	-27%

Total other expense	(10,940,394)	(8,521,419)	(2,418,975)	28%

Income from continuing operations	6,031,515	3,357,031	2,674,484	80%

Discontinued operations
(Loss) income from discontinued operations	(3,312)	112,145	(115,457)	-103%
Net realized income (loss) from foreign currency transactions	33,359	(202,938)	236,297	-116%
Gain on sale of real estate	—	1,422,026	(1,422,026)	100%
Taxes refunded (paid) on sale of real estate	78,667	(315,436)	394,103	-100%

Total discontinued operations	108,714	1,015,797	(907,083)	-89%

Net income	6,140,229	4,372,828	1,767,401	40%

Dividends attributable to preferred stock	(4,093,750)	(2,186,890)	(1,906,860)	87%

Net income available to common stockholders	$2,046,479	$2,185,938	$(139,459)	-6%

Operating Revenues
Rental income increased for the year ended December 31, 2007, as compared to the year ended December 31, 2006, primarily due to the acquisition of 14 properties and one leasehold interest during 2007, and properties acquired during 2006 that were held for the full year in 2007.
Interest income from mortgage loans decreased for the year ended December 31, 2007, as compared to the year ended December 31, 2006, due to the defaulted mortgage loan on the Sterling Heights, Michigan property in August 2006. We acquired the building in satisfaction of the mortgage loan in September 2006.
Tenant recovery revenue increased for the year ended December 31, 2007, as compared to the year ended December 31, 2006, as a result of an increase in the number of tenants which reimbursed us for insurance expense and the reimbursement of the ground lease payments on our Tulsa, Oklahoma property acquired in March 2007, which was partially offset by an over-accrual of franchise taxes in 2005, which resulted in a credit to tenant recovery revenue in 2006.
Operating Expenses
Depreciation and amortization expenses increased during the year ended December 31, 2007, as compared to the year ended December 31, 2006, as a result of the 14 properties and one leasehold interest acquired during 2007, coupled with properties acquired during 2006 that were held for the full period in 2007.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments on our Tulsa, Oklahoma property acquired in March 2007 and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased during the year ended December 31, 2007, as compared to the year ended December 31, 2006, primarily as a result of the 14 properties and one leasehold interest acquired during 2007, and the corresponding increase in franchise taxes, management fees and insurance.
The base management fee for the year ended December 31, 2007 was computed under the terms of the Amended Advisory Agreement and the base management fee for the years ended December 31, 2006 was computed under the terms of the Initial Advisory Agreement. Both agreements are described above under “Investment Advisory and Administration Agreements.”
On January 1, 2007, the Amended Advisory Agreement, which includes an incentive fee component, became effective. The calculation of the incentive fee is described in detail above under “Investment Advisory and Administration Agreements.” There was no incentive fee recorded during the year ended December 31, 2006, as the Amended Advisory Agreement was not in effect.
On January 1, 2007, the Administration Agreement became effective and we began paying our Administrator amounts equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement. The calculation of the administrative fee is described above under “Investment Advisory and Administration Agreements.” There was no administration fee recorded during the year ended December 31, 2006, as the Administration Agreement was not in effect.
Professional fees, consisting primarily of legal and accounting fees, decreased during the year ended December 31, 2007, as compared to the year ended December 31, 2006, primarily as a result of fees paid in connection with the formation of the Massachusetts Business Trusts in 2006, fees paid in connection with the audit of the modification to the stock option plan in 2006, legal fees incurred in 2006 related to the defaulted mortgage loan on the Sterling Heights, Michigan property, and lower audit fees paid in 2007 than 2006, partially offset by an increase in accounting fees paid in 2007 related to the implementation of FIN 48 and increased tax return preparation fees associated with the increased number of states in which we were required to file tax returns.

Insurance expense consists of the premiums paid for directors and officers insurance, which is renewed annually each September. Insurance expense remained flat for the year ended December 31, 2007, as compared to the year ended December 31, 2006 because of increased premiums for the period from September 2006 through September 2007 as compared to the previous year, partially offset by a decrease in premiums for the period from September 2007 through September 2008 as compared to the previous year.
Directors’ fees increased for the year ended December 31, 2007, as compared to the year ended December 31, 2006, due to an increase in the annual fees each board member collects, coupled with an increased number of committee meetings. The board member annual fees increased in 2007 as a result of the termination of our stock option plan.
Stockholder related expense decreased for the year ended December 31, 2007, as compared to the year ended December 31, 2006, primarily as a result of costs associated with the solicitation of the stockholder vote for the annual meeting in 2006, partially offset by the increase in our annual fees due to NASDAQ, and increased costs associated with printing the annual report.
Asset retirement obligation expense decreased for the year ended December 31, 2007, as compared to the year ended December 31, 2006, primarily as a result of the expense recorded during 2006, which included expense related to prior periods. The expense related to prior periods was immaterial to the 2006 earnings.
General and administrative expenses increased for the year ended December 31, 2007, as compared to the year ended December 31, 2006, primarily as a result of an increase in the number of conferences attended during 2007 and the expense associated with traveling to these conferences, coupled with an increase in our annual fees due to The National Association of Real Estate Investment Trusts, or NAREIT.
There was no stock option compensation expense recorded for the year ended December 31, 2007 as we terminated our stock option plan on December 31, 2006. Stock option compensation expense for the year ended December 31, 2006 was the result of the adoption of the SFAS 123 (R) (revised 2004) “Share-based Payment.”
Other Income and Expense
Interest income from temporary investments increased during the year ended December 31, 2007, as compared to the year ended December 31, 2006. The increase was primarily a result of the increase in our average cash balances during the year ended December 31, 2007, as a result of long-term financings on 10 properties that closed subsequent to December 31, 2006.
During the year ended December 31, 2007, interest income on employee loans increased, as compared to the year ended December 31, 2006. This increase was a result of 11 employee loans that were originated during 2006 in which interest was earned for the full year in 2007.
Other income decreased for the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily because of income received from defaulted interest, expenses, and late penalties from the settlement on the defaulted mortgage loan on the Sterling Heights, Michigan property in 2006.
Interest expense increased for the year ended December 31, 2007, as compared to the year ended December 31, 2006. This was primarily a result of the long-term financings we closed on 10 properties in 2007, partially offset by a decreased amount outstanding on our line of credit.
Discontinued Operations
Income from discontinued operations relates to our two Canadian properties, which were sold in July 2006. Income for the year ended December 31, 2006 was a result of operations from the Canadian properties held during that time, whereas the expense for the year ended December 31, 2007 was a result of expenses related to the entities that we incurred subsequent to the sale. We also paid and fully accrued approximately $315,000 in taxes related to the gain on the sale in 2006. The 2006 tax returns were subsequently filed in March of 2007, and the amount owed was approximately $236,000. We received a refund of approximately $79,000 in 2007, which is reflected under taxes paid on sale of real estate.

Net income available to common stockholders
Net income available to common stockholders decreased for the year ended December 31, 2007, as compared to the year ended December 31, 2006. This decrease was primarily a result of the gain on sale of the two Canadian properties recognized in July of 2006, coupled with increased interest expense from the increased number of properties which have long-term financing and the preferred dividends paid. This is partially offset by the increase in our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above, and the elimination of stock option expense during 2007.
A comparison of our operating results for the years ended December 31, 2006 and 2005 is below:

	For the year ended December 31,
	2006	2005	$ Change	% Change
Operating revenues
Rental income	$23,964,035	$10,853,903	$13,110,132	121%
Interest income from mortgage notes receivable	1,845,231	1,915,795	(70,564)	-4%
Tenant recovery revenue	136,280	111,808	24,472	22%

Total operating revenues	25,945,546	12,881,506	13,064,040	101%

Operating expenses
Depreciation and amortization	8,297,174	3,521,128	4,776,046	136%
Property operating expenses	645,792	406,277	239,515	59%
Base management fee	2,902,053	2,118,040	784,013	37%
Professional fees	953,066	563,205	389,861	69%
Insurance	211,562	196,657	14,905	8%
Directors fees	140,000	96,219	43,781	46%
Stockholder related expense	311,049	215,907	95,142	44%
Asset retirement obligation expense	129,142	—	129,142	100%
General and administrative	82,847	67,607	15,240	23%
Stock option compensation expense	394,411	—	394,411	100%

Total operating expenses	14,067,096	7,185,040	6,882,056	96%

Other income (expense)
Interest income from temporary investments	76,772	126,826	(50,054)	-39%
Interest income - employee loans	125,788	21,041	104,747	498%
Other income	380,915	—	380,915	100%
Interest expense	(9,104,894)	(2,333,376)	(6,771,518)	-290%

Total other expense	(8,521,419)	(2,185,509)	(6,335,910)	290%

Income from continuing operations	3,357,031	3,510,957	(153,926)	-4%

Discontinued operations
(Loss) income from discontinued operations	112,145	309,545	(197,400)	-64%
Net realized income (loss) from foreign currency transactions	(202,938)	(6,278)	(196,660)	-3133%
Net unrealized loss from foreign currency transactions	—	(212,279)	212,279	100%
Gain on sale of real estate	1,422,026	—	1,422,026	100%
Taxes refunded (paid) on sale of real estate	(315,436)	—	(315,436)	100%

Total discontinued operations	1,015,797	90,988	924,809	1016%

Net income	4,372,828	3,601,945	770,883	21%

Dividends attributable to preferred stock	(2,186,890)	—	(2,186,890)	100%

Net income available to common stockholders	$2,185,938	$3,601,945	$(1,416,007)	-39%

Operating Revenues
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
Operating Expenses
Depreciation and amortization expenses increased in the year ended December 31, 2006 as compared to the year ended December 31, 2005, as a result of the 10 property acquisitions during 2006, coupled with properties acquired during 2005 that were held for the full year in 2006, and the approximately $141,000 adjustment to depreciation recorded in 2006, related to the re-classification of assets from real estate to lease intangibles.
Property operating expenses consist of franchise taxes, management fees, insurance and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased during the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily as a result of the 10 properties acquired during 2006.
The management advisory fee for the year ended December 31, 2006 increased, as compared to the year ended December 31, 2005, primarily as a result of the increased number of our Adviser’s employees who spent time on our matters, coupled with an increase in overhead expenses incurred by our Adviser for our benefit. The management advisory fee consists of the reimbursement of expenses, including direct allocation of employee salaries and benefits, as well as general overhead expense, to our Adviser in accordance with the terms of the Initial Advisory Agreement.
Professional fees, consisting primarily of legal and accounting fees, increased during the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily as a result of an increase to the overall accounting fees including increased fees for the audit of the financial statements, the fees associated with the modification of our stock option plan, the accounting fees associated with the formation of GCLP Business Trust I and GCLP Business Trust II which is a business trust formed under the laws of the Commonwealth of Massachusetts, and an increased number of tax returns filed as a result of the increased portfolio of investments. Legal fees also increased year over year as a result of the defaulted mortgage loan on the Sterling Heights, Michigan property, increased fees related to the filing of our proxy statement, and the fees surrounding the filing of the Registration Statement on Form S-8 and the Schedule TO filed in connection with the offer to amend the terms of options outstanding under the 2003 Equity Incentive Plan.
Insurance expense increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The increase was primarily a result of an increase in premiums for directors and officers insurance from the prior year.

Directors’ fees increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005, because of an increased number of committee meetings and the addition of a board member during 2006.
Stockholder related expense increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005, as a result of costs associated with the annual report, the proxy statement, and the increased costs associated with the solicitation of the shareholder vote for the annual meeting.
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
General and administrative expenses increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005, primarily as a result of the increased number of conferences attended during 2006 and the associated travel to the conferences, partially offset by a decrease in office expense.
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
Other Income and Expense
Interest income on cash and cash equivalents decreased during the year ended December 31, 2006, as compared to the year ended December 31, 2005. The decrease was primarily a result of the increase in our portfolio of investments in real estate and mortgage loans, resulting in lower average cash balances invested.
During the year ended December 31, 2006, interest income on employee loans increased, as compared to the year ended December 31, 2005. This increase was a result of 12 employee loans that were originated during 2006, coupled with an employee loan that was originated during 2005, where interest was earned for the full year 2006.
Other income for the year ended December 31, 2006 consisted of income received from defaulted interest, expenses, and late penalties from the settlement on the defaulted mortgage loan on the Sterling Heights, Michigan property.
Interest expense increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005. This was primarily a result of the financings on 14 properties in 2006, coupled with the write-off of approximately $590,000 in deferred financing fees related to our BB&T line of credit that was terminated in 2006 and an increased amount outstanding on our line of credit during 2006, partially offset by the assumption of the mortgage notes on the Canadian properties by the purchaser of the properties.

Discontinued Operations
Net realized foreign currency gains and losses represents the gains and losses in connection with the translation of monthly rental payments, the valuation of cash and the payment of quarterly taxes denominated in Canadian dollars, and the previously unrealized foreign currency losses associated with the valuation of the deferred rent assets and mortgage notes payable that became a realized foreign currency loss as of the date of sale. The net unrealized gains and losses from foreign currency transactions represents the valuation of the deferred rent asset and the mortgage notes payable related to the two Canadian properties in 2005, prior to the date of sale. Increases and decreases related to foreign currency gains and losses are a result of the fluctuation of the exchange rate between the U.S. dollar and the Canadian dollar, which arise from our two Canadian properties, which were sold in July 2006.
On July 21, 2006, we sold our two properties located in Canada for approximately $6.9 million dollars, for a gain on the sale of approximately $1.4 million. We paid approximately $315,000 in taxes related to the gain on the sale, the 2006 tax returns were subsequently filed in March of 2007, and the amount owed was approximately $236,000. We received a refund of approximately $79,000, which is reflected under taxes paid on sale of real estate in 2007.
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
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2007, we had approximately $1.4 million in cash and cash equivalents. We have access to our existing line of credit, have obtained mortgages on 33 of our properties and have a $20.0 million one-year term loan. We expect to obtain additional mortgages collateralized by some or all of our real property in the future. We anticipate continuing to borrow funds and issuing additional equity securities in order to obtain additional capital. We expect that the funds from our line of credit, our short-term loan and additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2007, consisting primarily of the items described in “Results of Operations,” was approximately $16.1 million, compared to net cash provided by operating activities of approximately $11.6 million for the year ended December 31, 2006.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2007 was approximately $107.6 million, which primarily consisted of the purchase of 14 properties and one leasehold interest, as described in the “Recent Events” section above, as compared to net cash used in investing activities during the year ended December 31, 2006 of approximately $48.5 million, which primarily consisted of the purchase of 10 properties.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2007 was approximately $56.9 million, which primarily consisted of the proceeds received from the long-term financing of 10 of our properties and the proceeds from the short-term loan, partially offset by payments for deferred financing costs, principal repayments on mortgage notes payable and dividend payments. Net cash provided by financing activities for the year ended December 31, 2006 was approximately $71.2 million, which consisted of the proceeds received from the long-term financing of 14 of our properties, the proceeds from borrowing under our line of credit, and the proceeds from the offering of our preferred stock, partially offset by principal repayments on the mortgage notes payable, repayments on the line of credit, payments for deferred financing costs and dividend payments to our stockholders.
Future Capital Needs
As of December 31, 2007, we had investments in 53 real properties for a net value, including intangible assets, of approximately $353.8 million and one mortgage loan receivable for $10.0 million. During 2008 and beyond, we expect to complete additional acquisitions of real estate and to originate additional mortgage notes. We intend to fund our contractual obligations and acquire additional properties in 2008 by borrowing all or a portion of the purchase price and collateralizing the mortgages with some or all of our real property, by borrowing against our existing line of credit, or by issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings we make in the future, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. In addition, we need sufficient capital to fund our dividends, and we may require credits to our management fees, issued from our Adviser, in order to meet these obligations.
Line of Credit
On December 29, 2006, we entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. We subsequently increased the availability under our line of credit to $95 million in November 2007. The credit facility replaced a previous facility led by Branch Banking and Trust, or BB&T, which was terminated upon the closing of the new line. Upon termination of the credit facility with BB&T, we wrote off approximately $590,000 in unamortized deferred financing fees. The interest rate charged on the advances under the facility is based on the London Interbank Offered Rate, or LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our funds from operations, or FFO, beginning with the quarter ended December 31, 2007. In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As we arrange for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of December 31 2007, there was $4.4 million outstanding under the line of credit at an interest rate of approximately 6.95%. At December 31, 2007, the remaining borrowing capacity available under the line of credit was $90.6 million.
Short-Term Loan
On December 21, 2007, we entered into a $20 million unsecured term loan with KeyBank National Association (“KeyBank”), which matures on December 21, 2008, with an option to extend for an additional six months. We can exercise the option to extend the term as long as we are in compliance with all covenants under the loan at the time we exercise the option. The interest rate charged on the loan is based on LIBOR the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. Our ability to maintain this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our funds from operations, or FFO, beginning with the quarter ended December 31, 2007. As of December 31 2007, the interest rate on the short-term loan was approximately 7.44%.

Mortgage Notes Payable
On February 8, 2007, through wholly-owned subsidiaries, we borrowed approximately $13.8 million pursuant to a long-term note payable from KeyBank which is collateralized by security interests in our Austin, Texas property, our Richmond, Virginia property and our Baytown, Texas property in the amounts of approximately $6.5 million, $5.3 million and $2.0 million, respectively. The note accrues interest at a rate of 6.0% per year, and we may repay this note with 60 days notice to KeyBank, but would be subject to a substantial prepayment penalty. The note has a maturity date of March 1, 2017, and we used the proceeds from the note for acquisitions of properties.
On June 5, 2007, through wholly-owned subsidiaries, we borrowed approximately $14.2 million pursuant to a long-term note payable from Countrywide Commercial Real Estate Finance, which is collateralized by security interests in our Menomonee Falls, Wisconsin property, our Hazelton, Missouri property and our Raleigh, North Carolina property in the amounts of approximately $6.9 million, $2.4 million and $4.9 million, respectively. The note accrues interest at a rate of 6.11% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a substantial prepayment penalty. The note has a maturity date of June 8, 2017. We used the proceeds from the note to pay down the outstanding balance on our line of credit.
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
On October 15, 2007, through wholly-owned subsidiaries, we borrowed $16.0 million pursuant to a long-term note payable from Countrywide Commercial Real Estate Finance, which is collateralized by security interests in our Mt. Pocono, Pennsylvania property, our Raleigh, North Carolina property and our Mason, Ohio property in the amounts of approximately $5.4 million, $5.6 million and $5.0 million, respectively. The note accrues interest at a rate of 6.63% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a substantial prepayment penalty. The note has a maturity date of November 8, 2017. We used the proceeds from the note to pay down the outstanding balance on our line of credit.
Off-Balance Sheet Arrangements
We did not have any significant off-balance sheet arrangements as defined in Item 303 (a)(4)(ii) of SEC Regulation S-K as of December 31, 2007.
Contractual Obligations
The following table reflects our significant contractual obligations as of December 31, 2007:

	Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations (1)	$226,520,471	$25,989,518	$4,643,603	$5,629,383	$190,257,967
Interest on Long-Term Debt Obligations (2)	95,381,368	11,922,066	23,418,073	22,857,413	37,183,816
Lease Obligations (3)	1,814,400	134,400	268,800	268,800	1,142,400
Purchase Obligations (4)	20,700,000	20,700,000	—	—	—

Total	$344,416,239	$58,745,984	$28,330,476	$28,755,596	$228,584,183

(1)	Long-term debt obligations represent borrowings under our line of credit, term loan and mortgage notes payble that were outstanding as of December 31, 2007. The line of credit matures in December 2009 and the term loan matures in December 2008.

(2)	Interest on long-term debt obligations does not include interest on our borrowings under our line of credit or term loan. The balance and interest rate on our line of credit and term loan are variable and, thus, the amount of interest can not be calculated for purposes of this table.

(3)	Lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.

(4)	The purchase obligations reflected in the above table represents commitments outstanding at December 31, 2007 to purchase real estate, of which one property was purchased in January 2008 for approximately $7.2 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we will be exposed to is interest rate risk. We currently own one variable rate loan receivable, certain of our leases contain escalations based on market interest rates, and the interest rate on our existing line of credit is variable. We seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments.
To illustrate the potential impact of changes in interest rates on our net income in 2006 and 2007, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
Under this analysis, if the one month LIBOR rate had increased by 1% in 2007 and 2006, our interest income and rental revenue would have increased by $36,500 in both years and our interest expense on the line of credit and short-term loan would have increased by $248,066 in 2007, for a net decrease in our net income available to common stockholders of $211,566, or 10.3%, in 2007 and a net increase in our net income available to common stockholders of $36,500, or 1.7%, in 2006. If the one month LIBOR had decreased by 1% in 2007 and 2006, our interest income and rental revenue would have decreased by $77,167 and $36,500, respectively, and our interest expense on the line of credit and short-term loan would have increased by $248,066 in 2007, for a net increase in our net income available to common stockholders of $170,899, or 8.3%, in 2007, and a net decrease in our net income available to common stockholders of $36,500, or 1.7%, in 2006. There was no outstanding balance on our line of credit at the end of 2006 and the short-term loan was not in place in 2006, thus the hypothetical change in the LIBOR rates had no impact in 2006. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
As of December 31, 2007, the fair value of our fixed rate debt outstanding was approximately $192.6 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at December 31, 2007, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $12.0 million.
In the future, we may be exposed to additional effects of interest rate changes primarily as a result of our line of credit, term loan or long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.
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

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Financial Statements
Schedule III – Real Estate and Accumulated Depreciation
Schedule IV – Mortgage Loans on Real Estate

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Gladstone Commercial Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Commercial Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
McLean, VA
February 27, 2008

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Real estate, net of accumulated depreciation of $15,738,634 and $8,595,419, respectively	$324,761,772	$235,118,123
Lease intangibles, net of accumulated amortization of $7,560,928 and $4,175,685, respectively	28,989,556	23,416,696
Mortgage notes receivable	10,000,000	10,000,000
Cash and cash equivalents	1,356,408	36,005,686
Restricted cash	1,914,067	1,225,162
Funds held in escrow	1,401,695	1,635,819
Interest receivable – mortgage note	86,111	—
Interest receivable – employees	39,280	43,716
Deferred rent receivable	5,094,799	3,607,279
Deferred financing costs, net of accumulated amortization of $2,184,492 and $1,467,297, respectively	4,405,129	3,713,004
Prepaid expenses	522,348	521,290
Deposits on real estate	300,000	300,000
Accounts receivable	31,524	179,247

TOTAL ASSETS	$378,902,689	$315,766,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$202,120,471	$154,494,438
Short-term loan and borrowings under line of credit	24,400,000	—
Deferred rent liability	3,933,035	4,718,599
Asset retirement obligation liability	1,811,752	1,631,294
Accounts payable and accrued expenses	778,949	673,410
Due to adviser	784,301	183,042
Rent received in advance, security deposits and funds held in escrow	2,706,113	1,841,063

Total Liabilities	236,534,621	163,541,846

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding	2,150	2,150
Common stock, $0.001 par value, 17,700,000 shares authorized and 8,565,264 shares issued and outstanding	8,565	8,565
Additional paid in capital	170,640,979	170,640,979
Notes receivable - employees	(2,769,923)	(3,201,322)
Distributions in excess of accumulated earnings	(25,513,703)	(15,226,196)

Total Stockholders’ Equity	142,368,068	152,224,176

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,902,689	$315,766,022

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2007	2006	2005
Operating revenues
Rental income	$31,469,297	$23,964,035	$10,853,903
Interest income from mortgage notes receivable	1,013,889	1,845,231	1,915,795
Tenant recovery revenue	310,353	136,280	111,808

Total operating revenues	32,793,539	25,945,546	12,881,506

Operating expenses
Depreciation and amortization	10,528,458	8,297,174	3,521,128
Property operating expenses	821,790	645,792	406,277
Base management fee	1,858,120	2,902,053	2,118,040
Incentive fee	2,564,365	—	—
Administration fee	837,898	—	—
Professional fees	625,349	953,066	563,205
Insurance	214,141	211,562	196,657
Directors fees	229,000	140,000	96,219
Stockholder related expenses	244,629	311,049	215,907
Asset retirement obligation expense	116,478	129,142	—
General and administrative	102,999	82,847	67,607
Stock option compensation expense	—	394,411	—

Total operating expenses before credit from Adviser	18,143,227	14,067,096	7,185,040

Credit to incentive fee	(2,321,597)	—	—

Total operating expenses	15,821,630	14,067,096	7,185,040

Other income (expense)
Interest income from temporary investments	354,249	76,772	126,826
Interest income - employee loans	222,051	125,788	21,041
Other income	47,847	380,915	—
Interest expense	(11,564,541)	(9,104,894)	(2,333,376)

Total other expense	(10,940,394)	(8,521,419)	(2,185,509)

Income from continuing operations	6,031,515	3,357,031	3,510,957

Discontinued operations
(Loss) income from discontinued operations	(3,312)	112,145	309,545
Net realized income (loss) from foreign currency transactions	33,359	(202,938)	(6,278)
Net unrealized loss from foreign currency transactions	—	—	(212,279)
Gain on sale of real estate	—	1,422,026	—
Taxes refunded (paid) on sale of real estate	78,667	(315,436)	—

Total discontinued operations	108,714	1,015,797	90,988

Net income	6,140,229	4,372,828	3,601,945

Dividends attributable to preferred stock	(4,093,750)	(2,186,890)	—

Net income available to common stockholders	$2,046,479	$2,185,938	$3,601,945

Earnings per weighted average common share - basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.23	$0.15	$0.46
Discontinued operations	0.01	0.13	0.01

Net income available to common stockholders	$0.24	$0.28	$0.47

Earnings per weighted average common share - diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.23	$0.14	$0.46
Discontinued operations	0.01	0.13	0.01

Net income available to common stockholders	$0.24	$0.27	$0.47

Weighted average shares outstanding
Basic	8,565,264	7,827,781	7,670,219

Diluted	8,565,264	7,986,690	7,723,220

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Issuance of Common Stock Under Stock Option Plan	5	—	74,995	(75,000)	—	—

Repayment of Principal on Notes Receivable	—	—	—	17,718	—	17,718

Distributions Declared to Common Stockholders	—	—	—	—	(7,363,820)	(7,363,820)

Net income	—	—	—	—	3,601,945	3,601,945

Balance at December 31, 2005	$7,672	$—	$105,502,544	$(432,282)	$(6,129,398)	$98,948,536

Issuance of Common Stock Under Stock Option Plan	893	—	13,650,453	(2,769,954)	—	10,881,392

Issuance of Preferred Stock	—	2,150	53,747,850	—	—	53,750,000

Public Offering Costs	—	—	(2,654,279)	—	—	(2,654,279)

Stock Option Compensation Expense	—	—	394,411	—	—	394,411

Repayment of Principal on Notes Receivable	—	—	—	914	—	914

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(13,469,626)	(13,469,626)

Net income	—	—	—	—	4,372,828	4,372,828

Balance at December 31, 2006	$8,565	$2,150	$170,640,979	$(3,201,322)	$(15,226,196)	$152,224,176

Repayment of Principal on Notes Receivable	—	—	—	431,399	—	431,399

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(16,427,736)	(16,427,736)

Net income	—	—	—	—	6,140,229	6,140,229

Balance at December 31, 2007	$8,565	$2,150	$170,640,979	$(2,769,923)	$(25,513,703)	$142,368,068

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$6,140,229	$4,372,828	$3,601,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	10,528,458	8,349,474	3,651,119
Amortization of deferred financing costs, including discontinued operations	717,195	1,207,198	260,099
Amortization of deferred rent asset	253,496	253,496	178,070
Amortization of deferred rent liability	(785,564)	(696,261)	—
Asset retirement obligation expense, including discontinued operations	116,478	139,074	—
Stock compensation	—	394,411	—
Increase in mortgage notes payable due to change in value of foreign currency	—	202,066	209,395
Value of building acquired in excess of mortgage note satisfied, applied to interest income	—	(335,701)	—
Gain on sale of real estate	—	(1,422,026)	—
(Increase) decrease in mortgage interest receivable	(86,111)	70,749	(5,954)
Decrease (increase) in employee interest receivable	4,436	(43,716)	4,792
Increase in deferred rent receivable	(1,741,016)	(1,270,159)	(562,133)
Decrease (increase) in prepaid expenses and other assets	146,665	(89,913)	(425,120)
Increase in accounts payable, accrued expenses, and amount due adviser	625,398	196,294	359,537
Increase in rent received in advance	176,145	268,037	133,798

Net cash provided by operating activities	16,095,809	11,595,851	7,405,548

Cash flows from investing activities:
Real estate investments	(105,599,587)	(48,339,307)	(117,531,731)
Proceeds from sales of real estate	—	2,102,567	—
Issuance of mortgage note receivable	—	—	(10,000,000)
Principal repayments on mortgage notes receivable	—	44,742	81,902
Net payments to lenders for reserves held in escrow	(1,338,904)	(3,346,216)	(1,041,292)
(Decrease) increase in restricted cash	(688,905)	749,274	(513,761)
Deposits on future acquisitions	(2,110,000)	(900,000)	(2,686,000)
Deposits applied against real estate investments	2,110,000	1,200,000	1,986,000
Refunds of deposits on real estate	—	—	150,000

Net cash used in investing activities	(107,627,396)	(48,488,940)	(129,554,882)

Cash flows from financing activities:
Proceeds from share issuance	—	65,089,026	—
Redemption of shares for payment of taxes	—	(457,634)	—
Offering costs	—	(2,654,279)	—
Borrowings under mortgage notes payable	48,521,690	68,055,000	61,419,179
Principal repayments on mortgage notes payable	(895,657)	(604,318)	(70,479)
Principal repayments on employee notes receivable from sale of common stock	431,399	914	17,718
Borrowings from short-term loan and line of credit	65,500,000	71,400,400	85,460,000
Repayments on line of credit	(41,100,000)	(114,960,400)	(41,900,000)
Increase in reserves from tenants	1,885,361	1,574,464	158,646
Increase in security deposits	376,572	427,951	355,115
Payments for deferred financing costs	(1,409,320)	(3,242,881)	(2,021,115)
Dividends paid for common and preferred	(16,427,736)	(13,469,627)	(8,283,860)

Net cash provided by financing activities	56,882,309	71,158,616	95,135,204

Net (decrease) increase in cash and cash equivalents	(34,649,278)	34,265,527	(27,014,130)

Cash and cash equivalents, beginning of period	36,005,686	1,740,159	28,754,289

Cash and cash equivalents, end of period	$1,356,408	$36,005,686	$1,740,159

Cash paid during period for interest	$10,693,440	$8,045,342	$2,014,236

NON-CASH INVESTING ACTIVITIES

Increase in asset retirement obligation	$180,458	$1,631,294	$—

Additions to real estate included in accounts payable, accrued expenses, and amount due adviser	$81,400	$—	$—

NON-CASH FINANCING ACTIVITIES

Fixed rate debt assumed in connection with acquisitions	$4,506,689	$30,129,654	$—

Assumption of mortgage notes payable by buyer	$—	$4,846,925	$—

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$2,769,954	$75,000

Acquisition of building in satisfaction of mortgage note receivable	$—	$11,316,774	$—

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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was $7,143,215, $5,351,412 and $2,623,753 for the years ended December 31, 2007, 2006, and 2005 respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $253,496, $253,496 and $178,070 for the years ended December 31, 2007, 2006, and 2005 respectively. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $785,564 and $696,261 for the years ended December 31, 2007 and 2006 respectively. There was no amortization related to below-market lease values in 2005.
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

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from five to twenty years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets, including discontinued operations, was $3,385,243, $2,998,062 and $1,027,367 for the years ended December 31, 2007, 2006, and 2005 respectively.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	December 31, 2007		December 31, 2006
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$12,660,732	$(3,414,868)	$10,738,319	$(1,907,668)
Leasing costs	9,290,026	(2,114,233)	5,891,099	(1,267,829)
Customer relationships	14,599,726	(2,031,827)	10,962,963	(1,000,188)

	$36,550,484	$(7,560,928)	$27,592,381	$(4,175,685)

The estimated aggregate amortization expense for the next five fiscal years is as follows:

Estimated
Year	Amortization Expense
2008	$3,442,888
2009	3,314,527
2010	3,232,433
2011	3,089,169
2012	2,736,211
Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on the Company’s real estate assets at December 31, 2007.

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
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at December 31, 2007 were held in the custody of two financial institutions, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
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
Deferred financing costs
Deferred financing costs consist of costs incurred to obtain long-term financing, including legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured. The Company incurred $1,409,320, $3,242,881, and $2,021,115 in deferred financing costs during the years ended December 31, 2007, 2006 and 2005, respectively. Total amortization expense related to deferred financing costs, including discontinued operations, was $717,195, $1,207,198 and $260,099 for the years ended December 31, 2007, 2006, and 2005 respectively. Amortization of financing costs are included in the interest expense line item in the consolidated financial statements.
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

Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of December 31, 2007.
Management considers its loans and other lending investments to be held-for-investment. The Company reflects held-for-investment investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, and deferred loan fees. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as yield adjustments. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis. Prepayment penalties or yield maintenance payments from borrowers are recognized as additional income when received.
Certain of our mortgage loans and leases have embedded derivatives in the form of interest rate floors and ceilings. These embedded derivatives do not require separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
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
In July of 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on the Company’s results of operations.

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
Foreign Currency Transactions
The Company purchased two properties in Canada in October of 2004. These properties were classified as held for sale as of June 30, 2006, and were sold in July 2006. All gains and losses from foreign currency transactions are reflected in discontinued operations in the Company’s consolidated financial statements. Rental payments from these properties were received in Canadian dollars. In accordance with SFAS No. 52, “Foreign Currency Translation,” the rental revenue received was recorded using the exchange rate as of the transaction date, which was the first day of each month. In addition to rental payments that were denominated in Canadian dollars, the Company also had a bank account in Canada and the long-term financings on the two Canadian properties were also issued in Canadian dollars. All cash, deferred rent assets and mortgage notes payable related to the Canadian properties were re-valued at each balance sheet date to reflect the then current exchange rate. The gains or losses from the valuation of the cash were recorded on the income statement as a realized gain or loss, and the valuation of the deferred rent assets and mortgage notes payable was recorded on the income statement as unrealized gains or losses on the translation of assets and liabilities. A realized foreign currency gain of $33,359 was recorded for the year ended December 31, 2007. Realized foreign currency losses of $202,938 and $6,278 were recorded for the years ended December 31, 2006, and 2005, respectively. A realized gain of $1,422,026 related to the sale of the Canadian properties was recognized for the year ended December 31, 2006. An unrealized foreign currency loss of $212,279 was recorded for the year ended December 31, 2005. There were no unrealized foreign currency losses during the years ended December 31, 2007 and 2006, respectively. These realized gains and losses were from the valuation of cash, tax payments made to the Canadian government, and the previously unrealized foreign currency losses associated with the valuation of the deferred rent assets and mortgage notes payable that became realized foreign currency losses as of the date of sale.
Asset retirement obligations
In March of 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”).  FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated.  FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The Company accrued a liability during the year ended December 31, 2007 of $63,980 related to properties acquired during the period. The Company also recorded expense of $116,478 and $139,074, during the years ended December 31, 2007 and 2006 respectively, including discontinued operations, related to the cumulative accretion of the obligation. The Company adopted FIN 47 as of December 31, 2005, but did not record the liability and the related cumulative effect as of December 31, 2005 because the Company deemed the impact of its initial estimates immaterial and worked to further refine these estimates.

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
Recently Issued Accounting Pronouncements
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, “Materiality,” on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The Company adopted SAB 108 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on the Company’s results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is required to adopt the provisions of SFAS 157 beginning with the fiscal year beginning January 1, 2008.  The Company believes there will be no impact of the adoption on its results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective for the fiscal year beginning January 1, 2007, and the adoption had no impact on the Company’s results of operations. The Company believes there will be no impact of the adoption on its results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for acquisitions involving business combinations, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. SFAS 141R also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting under SFAS 141. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.

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
Initial Advisory Agreement
Under the Initial Advisory Agreement, the Company was required to reimburse its Adviser for its pro rata share of its Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to the Company’s matters. During the years ended December 31, 2006 and 2005, these expenses were approximately $2,266,000 and $1,547,000, respectively.
The Company was also required to reimburse its Adviser for its pro rata portion of all other expenses of its Adviser not reimbursed under the Initial Advisory Agreement (“overhead expenses”), equal to the total overhead expenses of its Adviser, multiplied by the ratio of hours worked by its Adviser’s employees on the Company’s projects to the total hours worked by its Adviser’s employees. However, the Company was only required to reimburse its Adviser for its portion of its overhead expenses if the amount of payroll and benefits the Company reimbursed to its Adviser was less than 2.0% of the Company’s average invested assets for the year. Additionally, the Company was only required to reimburse its Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of the Company’s average invested assets for the year. The Adviser billed the Company on a monthly basis for these amounts. The Adviser was required to reimburse the Company annually for the amount by which overhead expenses billed to and paid by the Company exceeded this combined 2.0% limit during a given year. The overhead expenses never exceeded the combined 2.0% limit and, consequently, the Company never received any reimbursement. During the years ended December 31, 2006 and 2005, the Company reimbursed its Adviser approximately $636,000 and $571,000, respectively, of overhead expenses.
Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations (“FFO”). For the year ended December 31, 2007, the Company recorded a base management fee of $1,858,120. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee will reward the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser will also receive an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%.

For the year ended December 31, 2007, the Company recorded an incentive fee of $2,564,365 offset by a credit from an unconditional and irrevocable voluntary waiver issued by the Adviser of $2,321,597, for a net incentive fee for the year ended December 31, 2007 of $242,768. The board of directors of the Company accepted the Adviser’s offer to waive a portion of the incentive fee for the year ended December 31, 2007 in order to maintain the current level of distributions to the Company’s stockholders.
Administration Agreement
Under the Administration Agreement, the Company pays separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. The amount of overhead expenses allocated to the Company is determined by calculating the percentage of total assets of the Company to the total assets managed by the Administrator. For the year ended December 31, 2007, the Company recorded an administration fee of $837,898.
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
The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant. The Company recorded total stock option compensation expense of $394,411 for the year ended December 31, 2006. As the Company terminated its stock option plan on December 31, 2006 there were no stock options outstanding, and therefore, no stock option compensation expense was recorded for the year ended December 31, 2007.
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS No. 123(R) to stock options, stock appreciation rights, performance units and restricted stock units for periods prior to adoption of SFAS No. 123(R).

For the year ended
December 31, 2005
Net income, as reported	$3,601,945

Less: Stock-based compensation expense determined using the fair value based method	(187,483)

Net income, pro-forma	$3,414,462

Basic, as reported	$0.47

Basic, pro-forma	$0.45

Diluted, as reported	$0.47

Diluted, pro-forma	$0.44

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
A summary of the status of the Company’s 2003 Equity Incentive Plan from February 14, 2003 (inception) through December 31, 2006 (termination) is as follows:

		Weighted Average
	Shares	Exercise Price
Options outstanding at February 14, 2003	—
Granted	629,000	$15.00
Exercised	—

Options outstanding at December 31, 2003, of which 629,000 shares were exercisable	629,000	$15.00

Granted	280,000	$16.22
Exercised	(25,000)	$15.00
Forfeited	(15,000)	$15.73

Options outstanding at December 31, 2004, of which 599,000 shares were exercisable	869,000	$15.39

Granted	64,500	$15.47
Exercised	(5,000)	$15.00
Forfeited	(12,500)	$15.48

Options outstanding at December 31, 2005, of which 744,250 shares were exercisable	916,000	$15.39

Granted	—	$—
Exercised	(916,000)	$15.40
Forfeited	—	$—

Options outstanding and exercisable at December 31, 2006	—	$—

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of	Strike Price	Amount of	Balance of
	Options	of Options	Promissory Note	Employee Loans		Interest Rate
Date Issued	Exercised	Exercised	Issued to Employees	at 12/31/07	Term of Note	on Note
Sep-04	25,000	$15.00	$375,000	$368,161	9 years	5.00%
May-05	5,000	15.00	75,000	57,796	9 years	6.00%
Apr-06	12,422	16.10	199,994	199,994	9 years	7.77%
May-06	50,000	16.85	842,500	842,500	10 years	7.87%
May-06	15,000	16.10	241,500	241,500	10 years	7.87%
May-06	2,500	16.01	40,000	39,012	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	16.68	33,360	33,360	10 years	7.87%
May-06	2,000	15.00	30,000	30,000	10 years	7.87%
Oct-06	12,000	16.10	193,200	193,200	9 years	8.17%
Nov-06	25,000	15.00	375,000	325,000	9 years	8.15%
Dec-06	25,000	15.00	375,000	375,000	10 years	8.12%

	204,922		$3,219,954	$2,769,923

In accordance with Emerging Issues Task Force No. 85-1, Classifying Notes Received for Sale of Stock, receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as loans to employees and are included in the equity section of the accompanying consolidated balance sheets.
4. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	For the year ended December 31,
	2007	2006	2005
Net income available to common stockholders	$2,046,479	$2,185,938	$3,601,945

Denominator for basic weighted average shares	8,565,264	7,827,781	7,670,219
Dilutive effect of stock options	—	158,909	53,001

Denominator for diluted weighted average shares	8,565,264	7,986,690	7,723,220

Basic earnings per common share	$0.24	$0.28	$0.47

Diluted earnings per common share	$0.24	$0.27	$0.47

5. Real Estate
A summary of the 53 properties held by the Company as of December 31, 2007 is as follows:

		(unaudited)
Date Acquired	Location	Square Footage	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$4,628,337
Jan-04	Canton, Ohio	54,018	Office and Warehouse	2,923,963
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,106,036
Jun-04	Charlotte, North Carolina	64,500	Office	8,451,345
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	4,749,579
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,102,338
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,778,380
Sep-04	Austin, Texas	51,933	Flexible Office	6,803,840
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	885,442
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	5,699,851
Feb-05	San Antonio, Texas	60,245	Flexible Office	7,638,439
Feb-05	Columbus, Ohio	39,000	Industrial	2,615,717
Apr-05	Big Flats, New York	120,000	Industrial	6,310,146
May-05	Wichita, Kansas	69,287	Office	10,577,368
May-05	Arlington, Texas	64,000	Warehouse and Bakery	3,857,133
Jun-05	Dayton, Ohio	59,894	Office	2,339,980
Jul-05	Eatontown, New Jersey	30,268	Office	4,606,747
Jul-05	Franklin Township, New Jersey	183,000	Office and Warehouse	7,439,940
Jul-05	Duncan, South Carolina	278,020	Office and Manufacturing	15,415,164
Aug-05	Hazelwood, Missouri	51,155	Office and Warehouse	2,950,754
Sep-05	Angola, Indiana	52,080	Industrial	1,116,968
Sep-05	Angola, Indiana	50,000	Industrial	1,116,968
Sep-05	Rock Falls, Illinois	52,000	Industrial	1,116,969
Oct-05	Newburyport, Massachusetts	70,598	Industrial	6,798,268
Oct-05	Clintonville, Wisconsin	291,142	Industrial	4,502,040
Dec-05	Maple Heights, Ohio	347,218	Industrial	11,099,726
Dec-05	Richmond, Virginia	42,213	Office	5,809,099
Dec-05	Toledo, Ohio	23,368	Office	2,939,026
Feb-06	South Hadley, Massachusetts	150,000	Industrial	3,113,051
Feb-06	Champaign, Illinois	108,262	Office	13,878,032
Feb-06	Roseville, Minnesota	359,540	Office	26,408,409
May-06	Burnsville, Minnesota	114,100	Office	11,768,380
Jun-06	Menomonee Falls, Wisconsin	125,692	Industrial	7,265,105
Jul-06	Baytown, Texas	12,000	Office	2,558,544
Sep-06	Sterling Heights, Michigan	532,869	Industrial	11,072,192
Sep-06	Birmingham, Alabama	63,514	Industrial	1,527,220
Sep-06	Montgomery, Alabama	29,472	Industrial	1,527,220
Sep-06	Columbia, Missouri	16,275	Industrial	1,527,220
Jan-07	Mason, Ohio	60,000	Office	6,856,787
Feb-07	Raleigh, North Carolina	115,500	Industrial	6,993,551
Mar-07	Tulsa, Oklahoma	238,310	Manufacturing	13,706,553
Mar-07	Hialeah, Florida	132,337	Industrial	10,094,438
May-07	Tewksbury, Massachusetts	102,200	Industrial	10,134,413
Jul-07	Mason, Ohio	21,264	Retail	6,101,665
Sep-07	Cicero, New York	71,880	Industrial	5,276,588
Sep-07	Grand Rapids, Michigan	63,235	Office	12,052,923
Sep-07	Bolingbrook, Illinois	55,869	Industrial	6,238,674
Dec-07	Decatur, Georgia	26,600	Office	2,880,207
Dec-07	Lawrenceville, Georgia	12,412	Office	2,880,207
Dec-07	Snellville, Georgia	3,800	Office	2,880,207
Dec-07	Covington, Georgia	5,000	Office	2,880,207
Dec-07	Cumming, Georgia	13,919	Office	2,880,208
Dec-07	Conyers, Georgia	6,400	Office	2,880,208

	Total real estate, net	5,558,278		$324,761,772

The following table sets forth the components of the Company’s investments in real estate:

	December 31, 2007	December 31, 2006
Real estate:
Land	$48,867,482	$33,764,113
Building	283,829,987	204,115,481
Tenant improvements	7,802,937	5,833,948
Accumulated depreciation	(15,738,634)	(8,595,419)

Real estate, net	$324,761,772	$235,118,123

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
On March 1, 2007, the Company acquired the leasehold interest in a 238,310 square foot office building in Tulsa, Oklahoma for $15.81 million, including transaction costs. Under the terms of the leasehold interest, the Company has a ground lease on which the property is located that has a remaining term, including renewal options, of approximately 34.5 years. The annual amount of ground lease payments, reimbursable to us by the tenant, is approximately $134,000. Upon acquisition of the leasehold interest in the building, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately 12.5 years at the time of assignment. The tenant also has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.57 million.
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
On September 28, 2007, the Company acquired a 63,235 square foot office building in Grand Rapids, Michigan for approximately $12.38 million, including transaction costs. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately nine years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.03 million.
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
On December 13, 2007, the Company acquired six separate medical office properties from a single seller: a 26,600 square foot building located in Decatur, Georgia; a 12,412 square foot building located in Lawrenceville, Georgia; a 3,800 square foot building located in Snellville, Georgia; a 5,000 square foot building located in Covington, Georgia; a 13,919 square foot building located in Cumming, Georgia; and a 6,400 square foot building located in Conyers, Georgia. These six properties were acquired for an aggregate cost to the Company of approximately $19.52 million, including transaction costs, and the purchase was funded using borrowings from the Company’s line of credit. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately 19 years, with four options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.74 million.
In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the year ended December 31, 2007 as follows:

			Tenant			Customer	Total Purchase
	Land	Building	Improvements	In-place leases	Leasing Costs	relationships	Price
Mason, Ohio	$797,274	$5,962,067	$296,277	$—	$144,703	$683,471	$7,883,792
Raleigh, North Carolina	1,605,551	5,464,586	48,767	142,209	64,110	478,083	7,803,306
Tulsa, Oklahoma	—	13,858,489	198,738	437,117	587,605	723,168	15,805,117
Hialeah, Florida	3,562,455	6,619,258	—	—	817	104,508	10,287,038
Tewksbury, Massachusetts	1,394,902	8,637,010	256,233	421,446	865	535,416	11,245,872
Mason, Ohio	1,201,338	4,854,457	106,439	—	416,142	189,699	6,768,075
Cicero, New York	299,066	5,018,628	—	151,734	226,998	114,505	5,810,931
Grand Rapids, Michigan	1,629,270	10,196,137	303,929	—	246,042	—	12,375,378
Bolingbrook, Illinois	1,271,543	4,926,314	76,157	287,488	146,364	—	6,707,866
Decatur, Georgia	1,300,963	4,836,034	250,341	190,506	357,834	287,054	7,222,732
Lawrenceville, Georgia	521,243	2,817,869	134,276	100,375	188,625	172,103	3,934,491
Snellville, Georgia	449,406	429,012	37,570	21,750	43,097	39,955	1,020,790
Covington, Georgia	199,451	944,807	49,863	31,460	60,858	57,743	1,344,182
Cumming, Georgia	670,284	2,984,821	146,609	97,781	202,017	177,026	4,278,538
Conyers, Georgia	226,526	1,237,558	63,790	40,547	78,203	74,029	1,720,653

	$15,129,272	$78,787,047	$1,968,989	$1,922,413	$2,764,280	$3,636,760	$104,208,761

The weighted average amortization period, for properties acquired during the year ended December 31, 2007, for in-place leases was approximately 13.1 years, for leasing costs was approximately 13.6 years, for customer relationships was approximately 25.9 years, and for all intangible assets was approximately 18.2 years. There were no above or below market lease intangibles allocated to the purchase price for the 10 acquisitions in 2007.
Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at December 31, 2007, were as follows:

Year	Lease Payments
2008	$33,349,411
2009	32,781,897
2010	32,455,803
2011	31,969,623
2012	31,208,006
Thereafter	150,643,238
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant, however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties outstanding as of December 31, 2007, was approximately $5.1 million, and the total annual ground lease payments on the Tulsa, Oklahoma property were approximately $134,000.
6. Discontinued Operations
On July 21, 2006, the Company sold its two Canadian properties for approximately $6.9 million, for a gain on the sale of approximately $1.4 million. The Company paid and expensed approximately $315,000 in taxes related to the gain on the sale in 2006. The 2006 tax returns were subsequently filed in March of 2007, and the amount owed was approximately $236,000. The Company received a refund in the amount of approximately $79,000, which is reflected on the income statement in discontinued operations under taxes on sale of real estate. The operating expense during the year ended December 31, 2007 is legal fees related to the Canadian entities which are currently in the process of dissolution partially offset by interest income earned on letters of credit posted with the taxing agencies as part of the sale.

The Company classified its two Canadian properties as discontinued operations, in accordance with the provisions of SFAS 144. The table below summarizes the components of income from discontinued operations:

	For the year ended December 31,
	2007	2006	2005
Operating revenue	$—	$342,629	$583,830

Operating expense	(3,312)	(22,732)	(23,537)

Taxes & licenses	78,667	(11,736)	(6,448)

Interest expense	—	(143,716)	(114,309)

Depreciation expense	—	(52,300)	(129,991)

Gain on sale of real estate	—	1,106,590	—

Realized and unrealized gain (loss) on foreign currency transactions	33,359	(202,938)	(218,557)

Income from discontinued operations	$108,714	$1,015,797	$90,988

7. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million collateralized by an office building in McLean, Virginia, where the Company’s Adviser and Administrator are subtenants in the building. The loan was funded using a portion of the net proceeds from the Company’s initial public offering. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month London Interbank Offered Rate (“LIBOR”) rate plus 6.0% per year, with a ceiling of 10.0%. The interest rate as of December 31, 2007 was capped at 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term.
8. Mortgage Notes Payable
As of December 31, 2007 the Company had 14 fixed-rate mortgage notes payable collateralized by a total of 33 properties. Each of these notes is in a separate borrowing entity which holds the real estate collateral. The Company is not a co-borrower but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct.  The Company also indemnifies lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.  The weighted-average interest rate on the mortgage notes payable as of December 31, 2007 was approximately 5.8%. A summary of the mortgage notes payable is below:

Date of Issuance	Principal Maturity		Principal Balance Outstanding
of Note	Date	Interest Rate	December 31, 2007	December 31, 2006
3/16/2005	4/1/2030	6.33%	$3,003,582	$3,060,093
8/25/2005	9/1/2015	5.33%	21,664,476	21,757,000
9/12/2005	9/1/2015	5.21%	12,588,000	12,588,000
12/21/2005	12/8/2015	5.71%	19,456,000	19,456,000
2/21/2006	12/1/2013	5.91%	9,480,063	9,620,050
2/21/2006	6/30/2014	5.20%	19,782,270	20,104,716
3/29/2006	4/1/2016	5.92%	17,000,000	17,000,000
4/27/2006	5/5/2016	6.58%	14,514,214	14,753,579
11/22/2006	12/1/2016	5.76%	14,309,000	14,309,000
12/22/2006	1/1/2017	5.79%	21,846,000	21,846,000
2/8/2007	3/1/2017	6.00%	13,775,000	—
6/5/2007	6/8/2017	6.11%	14,240,000	—
9/6/2007	12/11/2015	5.81%	4,487,205	—
10/15/2007	11/8/2017	6.63%	15,974,661	—

			$202,120,471	$154,494,438

The fair market value of all fixed-rate debt outstanding as of December 31, 2007 was approximately $192.6 million, as compared to the carrying value stated above of approximately $202.1 million.
Scheduled principal payments of mortgage notes payable are as follows:

Scheduled principal
Year	payments
2008	$1,594,392
2009	2,254,470
2010	2,389,806
2011	2,676,907
2012	2,953,229
Thereafter	190,251,667

$202,120,471

On February 8, 2007, through wholly-owned subsidiaries, the Company borrowed approximately $13.8 million pursuant to a long-term note payable from KeyBank, which is collateralized by security interests in its Austin, Texas property, its Richmond, Virginia property and its Baytown, Texas property in the amounts of approximately $6.5 million, $5.3 million and $2.0 million, respectively. The note accrues interest at a rate of 6.0% per year and the Company may not repay this note prior to maturity, or the Company would be subject to a substantial prepayment penalty. The note has a maturity date of March 1, 2017. The Company used the proceeds from the note for acquisitions of properties.
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
Dividends paid per common share for the year ended December 31, 2007, 2006 and 2005 were $1.44, $1.44 and $0.96 per share, respectively. Dividends paid per share of Series A Preferred Stock for the year ended December 31, 2007 and 2006 were approximately $1.94 and $1.79 per share, respectively. Dividends paid per share of Series B Preferred Stock for the year ended December 31, 2007 and 2006 were approximately $1.88 and $0.34, respectively. The tax status of the distributions is reflected in the table below:

			Long-Term
	Ordinary Income	Return of Capital	Capital Gains
Common Stock
For the year ended December 31, 2004	68.97050%	31.02945%	0.00000%
For the year ended December 31, 2005	50.44580%	49.55420%	0.00000%
For the year ended December 31, 2006	2.06500%	95.60560%	2.32940%
For the year ended December 31, 2007	74.13960%	25.86040%	0.00000%

Series A Preferred Stock
For the year ended December 31, 2006	46.99260%	0.00000%	53.00740%
For the year ended December 31, 2007	100.00000%	0.00000%	0.00000%

Series B Preferred Stock
For the year ended December 31, 2006	46.99260%	0.00000%	53.00740%
For the year ended December 31, 2007	100.00000%	0.00000%	0.00000%
10. Segment Information
As of December 31, 2007, the Company’s operations were derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the years ended December 31, 2007, 2006 and 2005:

	As of and for the year ended December 31, 2007
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Operating revenues	$31,779,650	$1,013,889	$—	$32,793,539
Operating expenses	(23,031,267)	—	(4,354,904)	(27,386,171)
Other income	—	—	624,147	624,147
Discontinued operations	108,714	—	—	108,714

Net income (loss)	$8,857,097	$1,013,889	$(3,730,757)	$6,140,229

Total Assets	$360,844,356	$10,000,000	$8,058,333	$378,902,689

	As of and for the year ended December 31, 2006
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Operating revenues	$24,100,315	$1,845,231	$—	$25,945,546
Operating expenses	(18,177,002)	—	(4,994,988)	(23,171,990)
Other income	—	—	583,475	583,475
Discontinued operations	1,015,797	—	—	1,015,797

Net income (loss)	$6,939,110	$1,845,231	$(4,411,513)	$4,372,828

Total Assets	$264,511,627	$10,000,000	$41,254,395	$315,766,022

	As of and for the year ended December 31, 2005
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Operating revenues	$10,965,711	$1,915,795	$—	$12,881,506
Operating expenses	(6,260,781)	—	(3,257,635)	(9,518,416)
Other income	—	—	147,867	147,867
Discontinued operations	90,988	—	—	90,988

Net income (loss)	$4,795,918	$1,915,795	$(3,109,768)	$3,601,945

Total Assets	$179,848,595	$21,096,564	$6,101,795	$207,046,954

The amounts included under the other column in the tables above include other income, which consists of interest income and any other miscellaneous income earned, and operating expenses that were not specifically derived from either operating segment
11. Line of Credit and Short-Term Loan
On December 29, 2006, the Company entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. The Company subsequently increased the availability under the line of credit to $95 million in November 2007. The credit facility replaced a previous facility led by BB&T, which was terminated upon the closing of the new line. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its funds from operations, beginning with the quarter ended December 31, 2007. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As the Company arranges for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of December 31, 2007, there was $4.4 million outstanding under the line of credit at an interest rate of approximately 6.95%. At December 31, 2007, the remaining borrowing capacity available under the line of credit was $90.6 million.

On December 21, 2007, the Company entered into a $20 million unsecured term loan with KeyBank National Association, which matures on December 21, 2008 with an option to extend for an additional six months. The Company can exercise the option to extend the term as long as it is in compliance with all covenants under the loan at the time it exercises its option. The interest rate charged on the loan is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The Company’s ability to maintain this funding source is subject to it continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit distributions to its stockholders to 95% of its funds from operations, or FFO, beginning with the quarter ended December 31, 2007. As of December 31 2007, the interest rate on the short-term loan was approximately 7.44%.
12. Pro Forma Financial Information (unaudited)
The Company acquired 14 properties and one leasehold interest during the year ended December 31, 2007. The following table reflects pro-forma condensed consolidated income statements as if the 14 properties and one leasehold interest were acquired as of the beginning of the periods presented:

	For the year ended December 31,
	2007	2006
Operating Data:
Total operating revenue	$37,261,725	$30,413,732
Total operating expenses	(17,176,935)	(15,422,401)
Other expense	(13,898,935)	(11,530,105)

Income from continuing operations	6,185,855	3,461,226

Dividends attributable to preferred stock	(4,093,750)	(2,186,890)

Net income available to common stockholders	$2,092,105	$1,274,336

Share and Per Share Data:
Basic net income	$0.24	$0.16
Diluted net income	$0.24	$0.16
Weighted average shares outstanding-basic	8,565,264	7,827,781
Weighted average shares outstanding-diluted	8,565,264	7,986,690
These pro-forma consolidated income statements are not necessarily indicative of what actual results would have been had the Company acquired the specified properties and leasehold interest as of the beginning of the periods presented.

13. Quarterly Financial Information (unaudited)
The following table reflects the quarterly results of operations for the years ended December 31, 2007 and 2006, certain amounts from prior quarters’ financial statements have been reclassified to conform to the current quarter’s presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

	Year ended December 31, 2007
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Operating revenues	$7,383,771	$8,079,568	$8,360,508	$8,969,692
Operating expenses	3,711,491	3,948,741	3,984,969	4,176,429
Other expense	(2,216,609)	(2,573,068)	(2,824,541)	(3,326,176)

Income from continuing operations	1,455,671	1,557,759	1,550,998	1,467,087

Discontinued operations	74,673	(1,447)	39,462	(3,974)

Net income	1,530,344	1,556,312	1,590,460	1,463,113
Dividends attributable to preferred stock	(1,023,437)	(1,023,437)	(1,023,438)	(1,023,438)

Net income available to common stockholders	506,907	532,875	567,022	439,675

Net income available to common stockholders - basic	$0.06	$0.06	$0.07	$0.05
Net income available to common stockholders - diluted	0.06	0.06	0.07	0.05

Weighted average shares outstanding - basic	8,565,264	8,565,264	8,565,264	8,565,264
Weighted average shares outstanding - diluted	8,565,264	8,565,264	8,565,264	8,565,264

	Year ended December 31, 2006
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating revenues	$5,425,611	$6,630,062	$6,735,976	$7,153,897
Operating expenses	3,022,998	3,523,818	3,620,149	3,900,131
Other income (expense)	(1,605,650)	(2,112,922)	(2,450,869)	(2,351,978)

Income from continuing operations	796,963	993,322	664,958	901,788
Discontinued operations	49,837	(140,557)	1,112,461	(5,944)

Net income	846,800	852,765	1,777,419	895,844
Dividends attributable to preferred stock	(344,444)	(484,375)	(484,375)	(873,696)
Net income available to common stockholders	502,356	368,390	1,293,044	22,148

Net income available to common stockholders - basic	$0.07	$0.05	$0.16	$0.00
Net income available to common stockholders - diluted	0.06	0.05	0.16	0.00

Weighted average shares outstanding - basic	7,672,000	7,762,503	7,820,376	8,052,148
Weighted average shares outstanding - diluted	7,821,658	7,911,871	7,981,071	8,196,605
14. Subsequent Events
On January 8, 2008, the Company’s Board of Directors declared cash dividends of $0.125 per common share, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of January, February and March of 2008. Monthly dividends will be payable on January 31, 2008, February 29, 2008 and March 31, 2008, to those stockholders of record for the dates of January 23, 2008, February 21, 2008 and March 21, 2008, respectively.
On January 29, 2008, the Company acquired a 42,900 square foot industrial building in Reading, Pennsylvania for approximately $7.2 million, including transaction costs. At closing, the Company extended a 20 year triple net lease with the sole tenant, and the tenant has four options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.72 million.
On February 26, 2008, the Company acquired a 74,160 square foot office building in Fridley, Minnesota for approximately $10.6 million, including transaction costs. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately five years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.95 million. The Company was also assigned a ground lease on the parking lot at the time of closing, which has a remaining term of approximately six years. At the end of the term, the Company has the option to purchase the land. The rent due under the ground lease has been prepaid by the current tenant through the end of the term.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

		Initial Cost		Costs Capitalized	Total Cost
			Buildings &	Subsequent to		Buildings &		Accumulated
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total (2)	Depreciation (1)	Net Real Estate	Date Acquired
Raleigh, North Carolina, Office Building	$4,940,000	$960,000	$4,480,772	$—	$960,000	$4,480,772	$5,440,772	$812,435	$4,628,337	12/23/2003
Canton, Ohio, Office & Warehouse Building	2,950,000	186,739	3,082,007	—	186,739	3,082,007	3,268,746	344,783	2,923,963	1/30/2004
Akron, Ohio, Office & Laboratory Building	7,560,000	1,974,000	6,769,565	19,782	1,974,000	6,789,347	8,763,347	657,311	8,106,036	4/29/2004
Charlotte, North Carolina, Office Building	7,094,700	741,296	8,423,389	59,190	741,296	8,482,579	9,223,875	772,530	8,451,345	6/30/2004
Canton, North Carolina, Commercial & Manufacturing Building	3,003,582	150,000	5,050,000	—	150,000	5,050,000	5,200,000	450,421	4,749,579	7/6/2004
Snyder Township, Pennsylvania, Commercial & Warehouse Building	5,760,000	100,000	6,573,902	6,907	100,000	6,580,809	6,680,809	578,471	6,102,338	8/5/2004
Lexington, North Carolina, Commercial & Warehouse Building	2,881,000	850,000	2,106,845	6,637	850,000	2,113,482	2,963,482	185,102	2,778,380	8/5/2004
Austin, Texas, Office Building	6,500,000	1,000,000	6,295,794	46,095	1,000,000	6,341,889	7,341,889	538,049	6,803,840	9/16/2004
Norfolk, Virginia, Commercial & Manufacturing Building	—	190,000	739,521	18,190	190,000	757,711	947,711	62,269	885,442	10/15/2004
Mt. Pocono, Pennsylvania, Commercial & Manufacturing Building	5,346,519	350,000	5,818,703	18,430	350,000	5,837,133	6,187,133	487,282	5,699,851	10/15/2004
San Antonio, Texas, Flexible Office Building	7,260,000	843,000	7,513,750	22,673	843,000	7,536,423	8,379,423	740,984	7,638,439	2/10/2005
Columbus, Ohio, Industrial Building	2,800,000	410,000	2,385,108	—	410,000	2,385,108	2,795,108	179,391	2,615,717	2/10/2005
Big Flats, New York, Industrial Building	5,630,000	275,000	6,459,318	33,666	275,000	6,492,984	6,767,984	457,838	6,310,146	4/15/2005
Wichita, Kansas, Office Building	8,798,419	1,525,000	9,702,731	51,453	1,525,000	9,754,184	11,279,184	701,816	10,577,368	5/18/2005
Arlington, Texas, Warehouse & Bakery Building	4,168,000	635,964	3,431,307	37,604	635,964	3,468,911	4,104,875	247,742	3,857,133	5/26/2005
Dayton, Ohio, Office Building	2,078,000	525,000	1,876,992	119,736	525,000	1,996,728	2,521,728	181,748	2,339,980	6/30/2005
Eatontown, New Jersey, Office Building	4,580,000	1,350,630	3,520,062	6,681	1,350,630	3,526,743	4,877,373	270,626	4,606,747	7/7/2005
Frankling Township, New Jersey, Office & Warehouse Building	6,790,000	1,631,534	6,199,849	—	1,631,534	6,199,849	7,831,383	391,443	7,439,940	7/11/2005
Duncan, South Carolina, Office & Manufacturing Building	14,569,776	977,898	13,472,678	1,902,582	977,898	15,375,260	16,353,158	937,994	15,415,164	7/14/2005
Hazelwood, Missouri, Office & Warehouse Building	2,360,000	763,178	2,309,058	29,962	763,178	2,339,020	3,102,198	151,444	2,950,754	8/5/2005

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2007

		Initial Cost		Costs Capitalized	Total Cost
			Buildings &	Subsequent to		Buildings &		Accumulated
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total (2)	Depreciation (1)	Net Real Estate	Date Acquired
Angola, Indiana, Industrial Building	727,922	65,780	1,074,758	—	65,780	1,074,758	1,140,538	66,496	1,116,968	9/2/2005
Angola, Indiana, Industrial Building	727,922	131,559	1,129,874	—	131,559	1,129,874	1,261,433	66,496	1,116,968	9/2/2005
Rock Falls, Illinois, Industrial Building	727,922	35,082	1,113,340	—	35,082	1,113,340	1,148,422	66,495	1,116,969	9/2/2005
Newburyport, Massachusetts, Industrial Building	6,846,000	628,690	6,504,056	42,895	628,690	6,546,951	7,175,641	377,373	6,798,268	10/17/2005
Clintonville, Wisconsin, Industrial Manufacturing Building	3,532,029	54,674	4,717,090	—	54,674	4,717,090	4,771,764	269,724	4,502,040	10/31/2005
Maple Heights, Ohio, Industrial Building	10,896,000	1,608,976	10,065,475	37,869	1,608,976	10,103,344	11,712,320	612,594	11,099,726	12/21/2005
Richmond, Virginia Industrial Building	5,275,000	735,820	5,335,863	36,437	735,820	5,372,300	6,108,120	299,021	5,809,099	12/30/2005
Toledo, Oho Industrial Building	3,000,000	263,068	2,811,801	39,916	263,068	2,851,717	3,114,785	175,759	2,939,026	12/30/2005
South Hadley, Massachusetts Industrial Building	—	470,636	2,765,376	10,000	470,636	2,775,376	3,246,012	132,961	3,113,051	2/15/2006
Champaign, Illinois Office Building	9,480,063	3,645,770	10,803,824	10,546	3,645,770	10,814,370	14,460,140	582,108	13,878,032	2/21/2006
Roseville, Minnesota Office Building	19,782,270	2,587,757	25,290,127	—	2,587,757	25,290,127	27,877,884	1,469,477	26,408,409	2/21/2006
Burnsville, Minnesota Office Building	12,000,000	3,510,711	8,746,407	—	3,510,711	8,746,407	12,257,118	488,738	11,768,380	5/10/2006
Menomonee Falls, Wisconsin Industrial Building	6,940,000	624,700	6,910,616	—	624,700	6,910,616	7,535,316	270,211	7,265,105	6/30/2006
Baytown, Texas Office Building	2,000,000	221,314	2,443,469	—	221,314	2,443,469	2,664,783	106,239	2,558,544	7/11/2006
Sterling Heights, Michigan Industrial Building	—	2,734,887	8,606,190	12,676	2,734,887	8,618,866	11,353,753	281,561	11,072,192	9/22/2006
Birmingham, Alabama Industrial Building	—	326,516	1,241,666	—	326,516	1,241,666	1,568,182	40,963	1,527,220	9/29/2006
Montgomery, Alabama Industrial Building	—	326,517	1,241,667	—	326,517	1,241,667	1,568,184	40,963	1,527,220	9/29/2006
Columbia, Missouri Industrial Building	—	326,517	1,241,667	—	326,517	1,241,667	1,568,184	40,963	1,527,220	9/29/2006

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2007

		Initial Cost		Costs Capitalized	Total Cost
			Buildings &	Subsequent to		Buildings &		Accumulated
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total(2)	Depreciation(1)	Net Real Estate	Date Acquired
Mason, Ohio Office Building	—	797,274	6,258,344	—	797,274	6,258,344	7,055,618	198,831	6,856,787	1/5/2007
Raleigh, North Carolina Industrial Building	5,647,043	1,605,551	5,513,353	—	1,605,551	5,513,353	7,118,904	125,353	6,993,551	2/16/2007
Tulsa, Oklahoma Manufacturing Building	—	—	14,057,227	—	—	14,057,227	14,057,227	350,674	13,706,553	3/1/2007
Hialeah, Florida Industrial Building	—	3,562,452	6,671,600	—	3,562,452	6,671,600	10,234,052	139,614	10,094,438	3/9/2007
Tewksbury, Massachusetts Industrial Building	—	1,394,902	8,893,243	—	1,394,902	8,893,243	10,288,145	153,732	10,134,413	5/17/2007
Mason, Ohio Retail Building	4,981,099	1,201,338	4,960,896	—	1,201,338	4,960,896	6,162,234	60,569	6,101,665	7/1/2007
Cicero, New York Industrial Building	4,487,205	299,066	5,018,628	—	299,066	5,018,628	5,317,694	41,106	5,276,588	9/6/2007
Grand Rapids, Michigan Office Building	—	1,629,270	10,500,066	—	1,629,270	10,500,066	12,129,336	76,413	12,052,923	9/28/2007
Bollingbrook, Illinois Industrial Building	—	1,271,543	5,002,471	—	1,271,543	5,002,471	6,274,014	35,340	6,238,674	9/28/2007
Decatur, Georgia Office Building	—	561,312	2,322,092	—	561,312	2,322,092	2,883,404	3,196	2,880,207	12/13/2007
Lawrenceville, Georgia Office Building	—	561,312	2,322,092	—	561,312	2,322,092	2,883,404	3,197	2,880,207	12/13/2007
Snellville, Georgia Office Building	—	561,312	2,322,092	—	561,312	2,322,092	2,883,404	3,197	2,880,207	12/13/2007
Covington, Georgia Office Building	—	561,312	2,322,092	—	561,312	2,322,092	2,883,404	3,197	2,880,207	12/13/2007
Cumming, Georgia Office Building	—	561,312	2,322,092	—	561,312	2,322,092	2,883,404	3,197	2,880,208	12/13/2007
Conyers, Georgia Office Building	—	561,313	2,322,092	—	561,313	2,322,092	2,883,405	3,197	2,880,208	12/13/2007

	$202,120,471	$48,867,482	$289,062,997	$2,569,927	$48,867,482	$291,632,924	$340,500,406	$15,738,634	$324,761,772

(1)	Depreciable life of all buildings is 39 years. Depreciable life of all improvements is the life of the respective leases on each building, which range from 5-20 years.

(2)	The aggregate cost for federal income tax purposes is the same as the total gross cost.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2007, 2006, and 2005, respectively:

	2007	2006	2005
Balance at beginning of period	$243,713,542	$165,043,640	$61,251,455

Acquisitions during period	95,396,039	83,466,860	103,792,185

Improvements or other additions	1,390,825	183,000

Dispositions during period	—	(4,979,958)	—

Balance at end of period	$340,500,406	$243,713,542	$165,043,640

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2007, 2006, and 2005, respectively:

	2007	2006	2005
Balance at beginning of period	$8,595,419	$3,408,879	$785,125

Additions during period	7,143,215	5,351,414	2,623,754

Dispositions during period	—	(164,874)	—

Balance at end of period	$15,738,634	$8,595,419	$3,408,879

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2007

			Final				Carrying	Principal Amount of Loans
Location and Type of Real			Maturity			Face Amount	Amount of	Subject to Delinquent
Estate	Type of Loan	Interest Rate	Date	Periodic Payment Term	Prior Lien	of Mortgage	Mortgage (1)	Principal or Interest
McLean, Virginia; Office Property	First Mortgage	1 month LIBOR +6%; Floor of 7.5%, Ceiling of 10%	5/30/2017	Monthly payment based upon a 24 year amortization term, which changes based on LIBOR, with a floor of 7.5% and a ceiling of 10%. Balloon payment at maturity is $8,488,578.	—	$10,000,000	$10,000,000	$—

						$10,000,000	$10,000,000

(1)	The aggregate cost for federal income tax purposes is the same as the total gross cost.
The following table reconciles the change in the balance of mortgage loans on real estate during the years ended December 31, 2007, 2006, and 2005, respectively:

	2007	2006	2005
Balance at beginning of period	$10,000,000	$21,025,815	$11,107,717

New mortgage loans	—	—	10,000,000

Collections of principal	—	(44,742)	(81,902)

Satisfaction of mortgage loan receivable	—	(10,981,073)	—

Balance at end of period	$10,000,000	$10,000,000	$21,025,815

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2007, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.
c) Attestation Report of the Registered Public Accounting Firm
Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10K.
d) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2008 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors,Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2008 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2008 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2008 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2008 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
a. DOCUMENTS FILED AS PART OF THIS REPORT
1. The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Financial Statements
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
3. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Index

Exhibit	Description of Document
3 .1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed September 11, 2003.

3 .2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.3†	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 10, 2007.

4.1†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.2†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.3†	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.4†	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.5	Amendment to the Stock Transfer Agency Agreement dated as of August 18, 2003 by and between Gladstone Commercial Corporation, and The Bank of New York.

10.1†	Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated July 17, 2003, incorporated by reference to Exhibit 10.3 to Pre -Effective Amendment No. 1 to the Registration Statement on Form S -11 (File No. 333-106024), filed July 22, 2003.

10.2†	Real Property Purchase and Sale Agreement between 3058348 Nova Scotia Company, 3058349 Nova Scotia Company and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.4 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.3†	Real Property Purchase and Sale Agreement between PBC — Pocono, L.L.C., PBC- Norfolk, L.L.C. and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.4†	Trademark License Agreement, dated December 20, 2004, between Gladstone Commercial Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.6 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.5†	First Amendment to Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated September 1, 2004, incorporated by reference to Exhibit 10.8 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

Exhibit	Description of Document
10.6†	Promissory Note between Key Bank National Association and CMI04 Canton NC LLC, dated March 14, 2005, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50363), filed May 4, 2005.

10.7†	Loan Agreement between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed August 29, 2005.

10.8†	Promissory Note between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-50363), filed August 29, 2005.

10.9†	Mortgage and Security Agreement between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 000-50363), filed September 13, 2005.

10.10†	Fixed Rate Note between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K (File No. 000-50363), filed September 13, 2005.

10.11†	Loan Agreement between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K (File No. 000-50363), filed December 22, 2005.

10.12†	Promissory Note between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K (File No. 000-50363), filed December 22, 2005.

10.13†	First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed February 1, 2006.

10.14†	Loan agreement between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.15†	Assumption agreement between Stonewater Dox Funding LLC, ACI06 Champaign IL LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.21 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.16†	Promissory note between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.22 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.17†	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006., incorporated by reference to Exhibit 10.23 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

Exhibit	Description of Document
10.18†	Loan agreement between Stonewater Dox Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.24 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.19†	Loan assumption agreement between Stonewater UIS Funding LLC, and UC06 Roseville MN LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.25 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.20†	Promissory note between Stonewater UIS Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.21†	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006, incorporated by reference to Exhibit 10.27 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.22†	Loan agreement between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10.23†	Promissory note between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10.24*†	Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 12, 2006.

10.25†	Custodial Agreement between Branch Banking and Trust Company of Virginia, as Custodian, and Gladstone Commercial Company, dated as of May 1, 2006, incorporated by reference to Exhibit 10.33 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10. 26†	Deed of Trust, Assignment of Leases and Rents and Security Agreement between First Park Ten COCO San Antonio, L.P. and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.27†	Deed of Trust, Assignment of Leases and Rents and Security Agreement between SLEE Grand Prairie, L.P. and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

Exhibit	Description of Document
10.28†	Deed of Trust, Assignment of Leases and Rents and Security Agreement between OB Midway NC Gladstone Commercial LLC, and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.29†	Promissory Note First Park Ten COCO San Antonio, L.P., SLEE Grand Prairie, L.P. and OB Midway NC Gladstone Commercial LLC and CIBC Inc., N.A., dated as of November 22, 2006, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.30†	Mortgage, Assignment of Leases and Rents and Security Agreement between HMBF05 Newburyport MA LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.31†	Open-end Mortgage, Assignment of Leases and Rents and Security Agreement between SVMMC05 Toledo OH LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.32†	Mortgage, Assignment of Leases and Rents and Security Agreement between TCI06 Burnsville MC LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.33†	Promissory Note between HMBF05 Newburyport MA LLC, SVMMC05 Toledo OH LLC and TCI06 Burnsville MC LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.34†	Credit Agreement dated as of December 29, 2006 among Gladstone Commercial Limited Partnership as Borrower and Gladstone Commercial Corporation as Guarantor, the Initial Guarantors Listed Therein, the Banks Listed Therein and KeyBank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007.

10.35†	Amended and Restated Investment Advisory Agreement between Gladstone Commercial Corporation and Gladstone Management Corporation, dated January 1, 2007 incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007.

10.36†	Administration Agreement between Gladstone Commercial Corporation and Gladstone Administration, LLC, dated January 1, 2007 incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007.

10.37†	Accordian Agreement between Gladstone Commercial Limited Partnership and KeyBank National Association, dated November 13, 2007 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed November 16, 2007.

10.38†	Note Agreement between Gladstone Commercial Limited Partnership and KeyBank National Association, dated December 21, 2007 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed December 27, 2007.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this report).

12	Statements re: computation of ratios.

Exhibit	Description of Document
14†	Gladstone Commercial Corporation Code of Business Conduct and Ethics, dated October 11, 2005, incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (File No. 000-50363), filed October 12, 2005.

21	Subsidiaries of Gladstone Commercial Corporation.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Incorporated by reference.

*	Denotes management contract, compensation plan, contract or other arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: February 27, 2008	By:	/s/ Harry Brill

Harry Brill Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 27, 2008	By:	/s/ David Gladstone

David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 27, 2008	By:	/s/ Terry Lee Brubaker

Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 27, 2008	By:	/s/ George Stelljes III

George Stelljes III President, Chief Investment Officer and Director

Date: February 27, 2008	By:	/s/ Harry Brill

Harry Brill Chief Financial Officer (principal financial and accounting officer)

Date: February 27, 2008	By:	/s/ David A.R. Dullum

David A.R. Dullum Director

Date: February 27, 2008	By:	/s/ Anthony W. Parker

Anthony W. Parker Director

Date: February 27, 2008	By:	/s/ Michela A. English

Michela A. English Director

Date: February 27, 2008	By:	/s/ Paul Adelgren

Paul Adelgren Director

Date: February 27, 2008	By:	/s/ Maurice Coulon

Maurice Coulon Director

Date: February 27, 2008	By:	/s/ John Outland

John Outland Director

Date: February 27, 2008	By:	/s/ Gerard Mead

Gerard Mead Director