Form 10-Q
period 2008-03-31
GLADSTONE COMMERCIAL CORP
filed 2008-05-06
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-50363
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 6, 2008 was 8,565,264.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Real estate, net of accumulated depreciation of $17,842,267 and $15,738,634, respectively	$353,335,334	$324,761,772
Lease intangibles, net of accumulated amortization of $8,445,057 and $7,560,928, respectively	31,079,739	28,989,556
Mortgage notes receivable	10,000,000	10,000,000
Cash and cash equivalents	1,335,884	1,356,408
Restricted cash	2,409,065	1,914,067
Funds held in escrow	1,538,551	1,401,695
Deferred rent receivable	5,575,368	5,094,799
Deferred financing costs, net of accumulated amortization of $2,433,815 and $2,184,492, respectively	4,191,740	4,405,129
Prepaid expenses and other assets	1,717,397	979,263

TOTAL ASSETS	$411,183,078	$378,902,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$201,736,050	$202,120,471
Short-term loan and borrowings under line of credit	59,050,000	24,400,000
Deferred rent liability	3,736,644	3,933,035
Asset retirement obligation liability	2,101,655	1,811,752
Accounts payable and accrued expenses	693,112	778,949
Due to adviser	788,428	784,301
Obligation under capital lease	225,067	—
Rent received in advance, security deposits and funds held in escrow	3,302,629	2,706,113

Total Liabilities	271,633,585	236,534,621

STOCKHOLDERS’ EQUITY

Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding	2,150	2,150
Common stock, $0.001 par value, 17,700,000 shares authorized and 8,565,264 shares issued and outstanding	8,565	8,565
Additional paid in capital	170,640,979	170,640,979
Notes receivable — employees	(2,769,791)	(2,769,923)
Distributions in excess of accumulated earnings	(28,332,410)	(25,513,703)

Total Stockholders’ Equity	139,549,493	142,368,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$411,183,078	$378,902,689

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2008	2007
Operating revenues
Rental income	$9,189,465	$7,078,036
Interest income from mortgage notes receivable	238,297	250,000
Tenant recovery revenue	85,719	55,735

Total operating revenues	9,513,481	7,383,771

Operating expenses
Depreciation and amortization	2,987,760	2,417,812
Property operating expenses	241,568	174,176
Base management fee	431,868	482,044
Incentive fee	704,667	585,768
Administration fee	212,196	207,018
Professional fees	97,662	149,431
Insurance	41,797	58,634
Directors fees	54,250	54,250
Stockholder related expenses	126,423	99,617
Asset retirement obligation expense	30,468	28,160
General and administrative	14,631	40,351

Total operating expenses before credit from Adviser	4,943,290	4,297,261

Credit to incentive fee	(562,355)	(585,768)

Total operating expenses	4,380,935	3,711,493

Other income (expense)
Interest income from temporary investments	9,548	229,016
Interest income — employee loans	52,144	60,422
Other income	9,296	8,414
Interest expense	(3,753,604)	(2,514,461)

Total other expense	(3,682,616)	(2,216,609)

Income from continuing operations	1,449,930	1,455,669

Discontinued operations
Loss from discontinued operations	(33,228)	(4,001)
Net realized income from foreign currency transactions	—	7
Taxes refunded on sale of real estate	—	78,667

Total discontinued operations	(33,228)	74,673

Net income	1,416,702	1,530,342

Dividends attributable to preferred stock	(1,023,437)	(1,023,437)

Net income available to common stockholders	$393,265	$506,905

Earnings per weighted average common share — basic & diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.05	$0.05
Discontinued operations	0.00	0.01

Net income available to common stockholders	$0.05	$0.06

Weighted average shares outstanding- basic & diluted	8,565,264	8,565,264

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,416,702	$1,530,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,987,760	2,417,812
Amortization of deferred financing costs	249,323	164,462
Amortization of deferred rent asset and liability	(133,017)	(133,017)
Asset retirement obligation expense	30,468	28,160
Increase in prepaid expenses and other assets	(76,011)	(119,112)
Increase in deferred rent receivable	(543,943)	(370,227)
(Decrease) increase in accounts payable, accrued expenses, and amount due adviser	(81,710)	289,942
Increase in rent received in advance	101,518	79,357

Net cash provided by operating activities	3,951,090	3,887,719

Cash flows from investing activities:
Real estate investments	(33,167,003)	(41,778,821)
Increase in funds held in escrow related to acquisition	(762,123)	—
Net payments to lenders for reserves held in escrow	(547,624)	(214,107)
Increase in restricted cash	(494,998)	(129,799)
Deposits on future acquisitions	(1,300,000)	(610,000)
Deposits applied against real estate investments	1,400,000	460,000

Net cash used in investing activities	(34,871,748)	(42,272,727)

Cash flows from financing activities:
Borrowings under mortgage notes payable	—	13,775,000
Principal repayments on mortgage notes payable	(384,421)	(194,961)
Principal repayments on employee notes receivable from sale of common stock	132	25,012
Borrowings from line of credit	36,150,000	—
Repayments on line of credit	(1,500,000)	—
Increase in reserves from tenants	548,856	346,542
Increase in security deposits	356,910	—
Payments for deferred financing costs	(35,934)	(378,745)
Dividends paid for common and preferred	(4,235,409)	(4,106,932)

Net cash provided by financing activities	30,900,134	9,465,916

Net decrease in cash and cash equivalents	(20,524)	(28,919,092)
Cash and cash equivalents, beginning of period	1,356,408	36,005,686

Cash and cash equivalents, end of period	$1,335,884	$7,086,594

NON-CASH INVESTING ACTIVITIES
Increase in asset retirement obligation	$259,435	$92,143

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
The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires the purchase price of real estate to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs, the value of tenant relationships and the value of capital lease obligations based in each case on their fair values.
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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $2,103,633 and $1,593,790 for the three months ended March 31, 2008 and 2007, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $63,374 for both the three months ended March 31, 2008 and 2007. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $196,391 for both the three months ended March 31, 2008 and 2007.

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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from five to twenty years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets was $884,129 and $824,017 for the three months ended March 31, 2008 and 2007, respectively.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	March 31, 2008		December 31, 2007
	Lease	Accumulated	Lease	Accumulated
	Intangibles	Amortization	Intangibles	Amortization

In-place leases	$13,475,625	$(3,816,500)	$12,660,732	$(3,414,868)
Leasing costs	9,467,919	(2,331,187)	9,290,026	(2,114,233)
Customer relationships	16,581,252	(2,297,370)	14,599,726	(2,031,827)

	$39,524,796	$(8,445,057)	$36,550,484	$(7,560,928)

The estimated aggregate amortization expense for the current and each of the four succeeding fiscal years is as follows:

Estimated
Amortization
Year	Expense
2008	$2,854,673
2009	3,678,591
2010	3,590,188
2011	3,399,399
2012	2,998,170
Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on real estate assets in the Company’s history.

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
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at March 31, 2008 were held in the custody of one financial institution, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
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
Deferred financing costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured. The Company made payments of $35,934 and $378,745 for deferred financing costs during the three months ended March 31, 2008 and 2007, respectively. Total amortization expense related to deferred financing costs was $249,323 and $164,462 for the three months ended March 31, 2008 and 2007, respectively.
Prepaid expenses and other assets
Prepaid expenses and other assets consist of accounts receivable, interest receivable, prepaid assets and deposits on real estate.

Obligation under capital lease
In conjunction with the Company’s acquisition of a building in Fridley, Minnesota on February 26, 2008, it was assigned a ground lease on the parking lot of the building at the time of closing, which had a purchase obligation to acquire the land under the ground lease at the end of the term, April 1, 2014. In accordance with SFAS No. 13 “Accounting for Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding obligation under the capital lease.
Revenue recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of March 31, 2008.
Management considers its loans and other lending investments to be held-for-investment. The Company reflects held-for-investment investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, and deferred loan fees. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as yield adjustments. If loans with premiums, discounts, or loan origination fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis. Prepayment penalties or yield maintenance payments from borrowers are recognized as additional income when received.
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

Segment information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in determining how to allocate resources and in assessing performance. Company management is the chief decision making group. As discussed in Note 9, the Company’s operations are derived from two operating segments, one segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users, and the other segment originates mortgage loans and collects principal and interest payments.
Foreign currency transactions
The Company purchased two properties in Canada in October of 2004. These properties were classified as held for sale as of June 30, 2006, and were sold in July 2006. All gains and losses from foreign currency transactions are reflected in discontinued operations in the Company’s consolidated financial statements. The Company had a bank account in Canada, which was closed in December 2007. The cash account was re-valued at each balance sheet date to reflect the then current exchange rate. The gains or losses from the valuation of the cash were recorded on the income statement as a realized gain or loss. A realized foreign currency gain of $7 was recorded for the three months ended March 31, 2007. There were no realized foreign currency gains or losses recorded for the three months ending March 31, 2008.
Asset retirement obligations
In March of 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The Company accrued a liability during the three months ended March 31, 2008 of $259,435 related to properties acquired during the period. The Company also recorded expense of $30,468 and $28,160, during the three months ended March 31, 2008 and 2007, respectively, related to the cumulative accretion of the obligation.
Real estate held for sale and discontinued operations
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in both current and prior periods presented. Income items related to held for sale properties are listed separately on the Company’s consolidated income statement. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value, less the cost to sell, and are listed separately on the Company’s consolidated balance sheet. Once properties are listed as held for sale, no further depreciation is recorded.

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has only partially adopted the provisions of SFAS 157 because of the issuance of FSP SFAS 157-2 (the “FSP”), which allows companies to delay the effective date of SFAS 157 for non-financial assets and liabilities. The FSP permits companies that have not already issued either interim or annual financial statements reflecting the adoption of SFAS 157 to delay the effective date of SFAS 157 for non-financial assets and non-financial liabilities, expect for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption had no impact on the Company’s results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective for the fiscal year beginning January 1, 2008, and the adoption had no impact on the Company’s results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007),“Business Combinations,” SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for acquisitions involving business combinations, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. SFAS 141R also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting under SFAS 141. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” ( “SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of this pronouncement will have a material impact on its results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of this pronouncement will have a material impact on its results of operations.
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
2. Management Advisory Fee
The Company has been externally managed pursuant to a contractual investment advisory arrangement with its Adviser, under which its Adviser has directly employed all of the Company’s personnel and paid its payroll, benefits, and general expenses directly. The Company’s initial investment advisory agreement with its Adviser was in place from August 12, 2003 through December 31, 2006 (the “Initial Advisory Agreement”). On January 1, 2007, the Company entered into an amended and restated investment advisory agreement with its Adviser (the “Amended Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”). The management services and fees in effect under the Amended Advisory and Administration Agreements are described below.
Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations (“FFO”). For the three months ended March 31, 2008 and 2007, the Company recorded a base management fee of $431,868 and $482,044, respectively. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser also receives an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%.
For the three months ended March 31, 2008 and 2007, the Company recorded an incentive fee of $704,667 and $585,768 offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of $562,355 and $585,768, for a net incentive fee for the three months ended March 31, 2008 and 2007 of $142,312 and $0, respectively. The board of directors of the Company accepted the Adviser’s offer to waive a portion of the incentive fee for the three months ended March 31, 2008 and the offer to waive the entire incentive fee for the three months ended March 31, 2007 in order to support the current level of distributions to the Company’s stockholders.
Administration Agreement
Under the Administration Agreement, the Company pays separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. The amount of overhead expenses allocated to the Company is determined by calculating the percentage of total assets of the Company to the total assets managed by the Administrator. For the three months ended March 31, 2008 and 2007, the Company recorded an administration fee of $212,196 and $207,018, respectively.

3. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31,
	2008	2007

Net income available to common stockholders	$393,265	$506,905
Denominator for basic & diluted weighted average shares	8,565,264	8,565,264

Basic & diluted earnings per common share	$0.05	$0.06

4. Real Estate
A summary of the 56 properties held by the Company as of March 31, 2008 is as follows:

Date Acquired	Location	Square Footage	Property Description	Net Real Estate

Dec-03	Raleigh, North Carolina	58,926	Office	$4,594,036
Jan-04	Canton, Ohio	54,018	Office and Warehouse	2,901,956
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,062,010
Jun-04	Charlotte, North Carolina	64,500	Office	8,396,164
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	4,717,208
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,059,962
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,734,589
Sep-04	Austin, Texas	51,933	Flexible Office	6,761,412
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	880,588
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	5,661,877
Feb-05	San Antonio, Texas	60,245	Flexible Office	7,574,910
Feb-05	Columbus, Ohio	39,000	Industrial	2,600,341
Apr-05	Big Flats, New York	120,000	Industrial	6,268,524
May-05	Wichita, Kansas	69,287	Office	10,511,568
May-05	Arlington, Texas	64,000	Warehouse and Bakery	3,833,168
Jun-05	Dayton, Ohio	59,894	Office	2,321,543
Jul-05	Eatontown, New Jersey	30,268	Office	4,579,664
Jul-05	Franklin Township, New Jersey	183,000	Office and Warehouse	7,399,832
Jul-05	Duncan, South Carolina	278,020	Office and Manufacturing	15,348,305
Aug-05	Hazelwood, Missouri	51,155	Office and Warehouse	2,935,081
Sep-05	Angola, Indiana	52,080	Industrial	1,109,746
Sep-05	Angola, Indiana	50,000	Industrial	1,109,746
Sep-05	Rock Falls, Illinois	52,000	Industrial	1,109,746
Oct-05	Newburyport, Massachusetts	70,598	Industrial	6,756,301
Oct-05	Clintonville, Wisconsin	291,142	Industrial	4,470,918
Dec-05	Maple Heights, Ohio	347,218	Industrial	11,026,147
Dec-05	Richmond, Virginia	42,213	Office	5,771,695
Dec-05	Toledo, Ohio	23,368	Office	2,917,040
Feb-06	South Hadley, Massachusetts	150,000	Industrial	3,095,296
Feb-06	Champaign, Illinois	108,262	Office	13,799,659
Feb-06	Roseville, Minnesota	359,540	Office	26,210,695
May-06	Burnsville, Minnesota	114,100	Office	11,694,035
Jun-06	Menomonee Falls, Wisconsin	125,692	Industrial	7,220,063
Jul-06	Baytown, Texas	12,000	Office	2,540,439
Sep-06	Sterling Heights, Michigan	532,869	Industrial	11,016,943
Sep-06	Birmingham, Alabama	63,514	Industrial	1,519,076
Sep-06	Montgomery, Alabama	29,472	Industrial	1,519,076
Sep-06	Columbia, Missouri	16,275	Industrial	1,519,076
Jan-07	Mason, Ohio	60,000	Office	6,806,379
Feb-07	Raleigh, North Carolina	115,500	Industrial	6,957,225
Mar-07	Tulsa, Oklahoma	238,310	Manufacturing	13,600,785
Mar-07	Hialeah, Florida	132,337	Industrial	10,051,345
May-07	Tewksbury, Massachusetts	102,200	Industrial	10,072,672
Jul-07	Mason, Ohio	21,264	Retail	6,069,295
Sep-07	Cicero, New York	71,880	Industrial	5,244,417
Sep-07	Grand Rapids, Michigan	63,235	Office	11,978,974
Sep-07	Bolingbrook, Illinois	55,869	Industrial	6,205,125
Dec-07	Decatur, Georgia	26,600	Office	2,865,395
Dec-07	Lawrenceville, Georgia	12,412	Office	2,865,395
Dec-07	Snellville, Georgia	3,800	Office	2,865,396
Dec-07	Covington, Georgia	5,000	Office	2,865,396
Dec-07	Cumming, Georgia	13,919	Office	2,865,396
Dec-07	Conyers, Georgia	6,400	Office	2,865,396
Jan-08	Reading, Pennsylvania	42,900	Industrial	6,664,956
Feb-08	Fridley, Minnesota	74,160	Office	9,394,515
Mar-08	Concord Township, Ohio	273,300	Industrial	14,548,837

	Total real estate, net	5,948,638		$353,335,334

The following table sets forth the components of the Company’s investments in real estate, including capitalized leases:

	March 31, 2008	December 31, 2007
Real estate:
Land	$52,703,103	$48,867,482
Building	309,025,312	283,829,987
Tenant improvements	9,449,186	7,802,937
Accumulated depreciation	(17,842,267)	(15,738,634)

Real estate, net	$353,335,334	$324,761,772

Included in investments in real estate is land held under a capitalized lease valued at approximately $1.1 million.
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
On February 26, 2008, the Company acquired a 74,160 square foot office building in Fridley, Minnesota for approximately $10.6 million, including transaction costs. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately five years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.95 million. The Company was also assigned a ground lease on the parking lot at the time of closing, which has a remaining term of approximately six years. At the end of the term, the Company is required to purchase the land. The rent due under the ground lease had been prepaid by the previous owner through the end of the term.
On March 31, 2008, the Company acquired a 273,300 square foot industrial building in Concord Township, Ohio for approximately $15.3 million, including transaction costs. At closing, the Company extended a 20 year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.72 million.
In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the three months ended March 31, 2008 as follows:

							Capital	Total
			Tenant	In-place		Customer	Lease	Purchase
	Land	Building	Improvements	leases	Leasing Costs	relationships	Obligations	Price

Reading, Pennsylvania	$490,646	$6,187,954	$14,208	$362,479	$1,786	$141,232	$—	$7,198,305
Fridley, Minnesota	1,354,233	7,453,621	619,428	452,414	171,005	807,950	(225,067)	10,633,584
Concord Township, Ohio	2,020,982	11,256,703	1,012,613	—	5,102	1,032,347	—	15,327,747

	$3,865,861	$24,898,278	$1,646,249	$814,893	$177,893	$1,981,529	$(225,067)	$33,159,636

The weighted average amortization period, for properties acquired during the three months ended March 31, 2008, for in-place leases was approximately 17.0 years, for leasing costs was approximately 18.4 years, for customer relationships was approximately 21.7 years, and for all intangible assets was approximately 16.7 years. There were no allocations to above or below market lease intangibles for the three acquisitions during the quarter.

Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at March 31, 2008, were as follows:

Year	Lease Payments
2008	$27,403,705
2009	35,816,344
2010	35,537,782
2011	35,099,588
2012	34,378,696
Thereafter	188,940,657
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at March 31, 2008 was approximately $5.4 million, and the total annual ground lease payments on the Tulsa, Oklahoma property were approximately $134,000.
5. Discontinued Operations
On July 21, 2006, the Company sold its two Canadian properties for approximately $6.9 million, for a gain on the sale of approximately $1.4 million. The Company incurred approximately $315,000 in taxes related to the gain on the sale in 2006. The 2006 tax returns were subsequently filed in March of 2007, and the amount owed was approximately $236,000. The Company received a refund in the amount of approximately $79,000, which is reflected on the income statement in discontinued operations under taxes refunded on sale of real estate. The operating expense recorded during the three months ended March 31, 2008 is legal fees related to the Canadian entities which have been dissolved.
The Company classified its two Canadian properties as discontinued operations, in accordance with the provisions of SFAS 144. The table below summarizes the components of income from discontinued operations:

	For the three months ended March 31,
	2008	2007

Operating expense	$(33,228)	$(4,001)

Taxes & licenses	—	78,667
Realized gain on foreign currency transactions	—	7

Income from discontinued operations	$(33,228)	$74,673

6. Mortgage Note Receivable
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

7. Mortgage Notes Payable
As of March 31, 2008 the Company had 14 fixed-rate mortgage notes payable collateralized by a total of 33 properties. The obligor under each of these notes is a wholly-owned separate borrowing entity which owns the real estate collateral. The Company is not a co-borrower but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. The Company also indemnifies lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of March 31, 2008 was approximately 5.8%. A summary of the mortgage notes payable is below:

Date of Issuance	Principal		Principal Balance Outstanding
of Note	Maturity Date	Interest Rate	March 31, 2008	December 31, 2007

3/16/2005	4/1/2030	6.33%	$2,988,756	$3,003,582
8/25/2005	9/1/2015	5.33%	21,592,384	21,664,476
9/12/2005	9/1/2015	5.21%	12,588,000	12,588,000
12/21/2005	12/8/2015	5.71%	19,397,389	19,456,000
2/21/2006	12/1/2013	5.91%	9,443,372	9,480,063
2/21/2006	6/30/2014	5.20%	19,698,296	19,782,270
3/29/2006	4/1/2016	5.92%	17,000,000	17,000,000
4/27/2006	5/5/2016	6.58%	14,451,221	14,514,214
11/22/2006	12/1/2016	5.76%	14,309,000	14,309,000
12/22/2006	1/1/2017	5.79%	21,846,000	21,846,000
2/8/2007	3/1/2017	6.00%	13,775,000	13,775,000
6/5/2007	6/8/2017	6.11%	14,240,000	14,240,000
9/6/2007	12/11/2015	5.81%	4,471,980	4,487,205
10/15/2007	11/8/2017	6.63%	15,934,652	15,974,661

			$201,736,050	$202,120,471

The fair market value of all fixed-rate debt outstanding as of March 31, 2008 was approximately $184.3 million, as compared to the carrying value stated above of approximately $201.7 million. The fair market value is calculated based on a discounted cash flow analysis, using interest rates currently available in the long term financing markets on long term debt with comparable terms.

Scheduled principal payments of mortgage notes payable are as follows:

Scheduled
principal
Year	payments

2008	$1,209,971
2009	2,254,470
2010	2,389,806
2011	2,676,907
2012	2,953,229
Thereafter	190,251,667

$201,736,050

8. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the three months ended March 31, 2008:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2007	$8,565	$2,150	$170,640,979	$(2,769,923)	$(25,513,703)	$142,368,068

Repayment of Principal on Notes Receivable	—	—	—	132	—	132
Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(4,235,409)	(4,235,409)
Net income	—	—	—	—	1,416,702	1,416,702

Balance at March 31, 2008	$8,565	$2,150	$170,640,979	$(2,769,791)	$(28,332,410)	$139,549,493

Dividends paid per common share for the three months ended March 31, 2008 and 2007 were $0.375 and $0.36 per share, respectively. Dividends paid per share of Series A Preferred Stock for both the three months ended March 31, 2008 and 2007 were approximately $0.48 per share. Dividends paid per share of Series B Preferred Stock for both the three months ended March 31, 2008 and 2007 were approximately $0.47 per share.

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

	Number of	Strike Price of	Amount of	Outstanding Balance		Interest
	Options	Options	Promissory Note	of Employee Loans		Rate on
Date Issued	Exercised	Exercised	Issued to Employees	at 3/31/08	Term of Note	Note

Sep-04	25,000	$15.00	$375,000	$368,161	9 years	5.00%
May-05	5,000	15.00	75,000	57,796	9 years	6.00%
Apr-06	12,422	16.10	199,994	199,994	9 years	7.77%
May-06	50,000	16.85	842,500	842,500	10 years	7.87%
May-06	15,000	16.10	241,500	241,500	10 years	7.87%
May-06	2,500	16.01	40,000	38,880	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	16.68	33,360	33,360	10 years	7.87%
May-06	2,000	15.00	30,000	30,000	10 years	7.87%
Oct-06	12,000	16.10	193,200	193,200	9 years	8.17%
Nov-06	25,000	15.00	375,000	325,000	9 years	8.15%
Dec-06	25,000	15.00	375,000	375,000	10 years	8.12%

	179,922		$2,844,954	$2,769,791

In accordance with the note agreements with each employee, they are required to remit interest payments to the Company on their outstanding loan balance quarterly in arrears.
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

9. Segment Information
As of March 31, 2008, the Company’s operations were derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three months ended March 31, 2008 and 2007:

	As of and for the three months ended March 31, 2008
	Real Estate Leasing	Real Estate Lending	Other	Total

Operating revenues	$9,275,184	$238,297	$—	$9,513,481
Operating expenses	(3,259,796)	—	(1,121,139)	(4,380,935)
Other expense	—	—	(3,682,616)	(3,682,616)
Discontinued operations	(33,228)	—	—	(33,228)

Net income	$5,982,160	$238,297	$(4,803,755)	$1,416,702

Total Assets	$391,919,723	$10,000,000	$9,263,355	$411,183,078

	As of and for the three months ended March 31, 2007
	Real Estate Leasing	Real Estate Lending	Other	Total

Operating revenues	$7,133,771	$250,000	$—	$7,383,771
Operating expenses	(2,620,148)	—	(1,091,345)	(3,711,493)
Other expense	—	—	(2,216,609)	(2,216,609)
Discontinued operations	74,673	—	—	74,673

Net income	$4,588,296	$250,000	$(3,307,954)	$1,530,342

Total Assets	$304,124,119	$10,000,000	$13,065,216	$327,189,335

The amounts included under the other column in the tables above include other income, which consists of interest income and any other miscellaneous income earned, and operating expenses that were not specifically derived from either operating segment
10. Line of Credit and Short-Term Loan
On December 29, 2006, the Company entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. The Company subsequently increased the availability under the line of credit to $95 million in November 2007. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its funds from operations, beginning with the quarter ended December 31, 2007. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As the Company arranges for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of March 31, 2008, there was approximately $39.1 million outstanding under the line of credit at an interest rate of approximately 4.5%. At March 31, 2008, the remaining borrowing capacity available under the line of credit was $52.2 million.

On December 21, 2007, the Company entered into a $20 million unsecured term loan with KeyBank National Association, which matures on December 21, 2008 with an option to extend for an additional six months. The Company can exercise the option to extend the term as long as it is in compliance with all covenants under the loan at the time it exercises its option. The interest rate charged on the loan is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The Company’s ability to maintain this funding source is subject to it continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit distributions to its stockholders to 95% of its FFO beginning with the quarter ended December 31, 2007. As of March 31, 2008, the interest rate on the short-term loan was approximately 5.1%.
11. Pro Forma Financial Information
The Company acquired three properties during the three months ended March 31, 2008. The following table reflects pro-forma condensed consolidated income statements as if the three properties were acquired as of the beginning of the periods presented:

	For the three months ended March 31,
	2008	2007

Operating Data:
Total operating revenue	$10,131,799	$8,002,089
Total operating expenses	(4,472,179)	(3,802,737)
Other expense	(4,040,342)	(2,574,335)

Income from continuing operations	1,619,278	1,625,017

Dividends attributable to preferred stock	(1,023,437)	(1,023,437)

Net income from continuing operations available to common stockholders	$595,841	$601,580

Share and Per Share Data:
Basic & diluted net income from continuing operations	$0.07	$0.07
Weighted average shares outstanding-basic & diluted	8,565,264	8,565,264
These pro-forma condensed consolidated income statements are not necessarily indicative of what actual results would have been had the Company acquired the specified properties as of the beginning of the periods presented.

12. Subsequent Events
On April 11, 2008, the Company’s Board of Directors declared cash dividends of $0.125 per common share, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of April, May, and June of 2008. Monthly dividends will be payable on April 30, 2008, May 30, 2008 and June 30, 2008, to those stockholders of record for the dates of April 22, 2008, May 21, 2008 and June 20, 2008, respectively.
On April 30, 2008, the Company acquired a 74,950 square foot industrial building in Pineville, North Carolina for approximately $3.9 million, including transaction costs. At closing, the Company extended a 20 year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.43 million.

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
OVERVIEW
Our Investment Strategy
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At March 31, 2008, we owned 56 properties totaling approximately 5.9 million square feet, and had one mortgage loan outstanding. All of our properties are fully leased and all tenants and our borrower are current and paying in accordance with their leases and loan, respectively. The total gross investment in these acquisitions and the mortgage loan investment was approximately $420.7 million at March 31, 2008.
Recent Events
Investment Activities: During the three months ended March 31, 2008, we acquired three properties totaling approximately 390,000 square feet, for a total gross investment of approximately $33.2 million.
Financing Activities: During the three months ended March 31, 2008, we had net borrowings under our line of credit of approximately $34.7 million with approximately $39.1 outstanding at March 31, 2008. The proceeds from the line of credit were used to fund acquisitions during the quarter.
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
Under the terms of the Initial Advisory Agreement and the Amended Advisory Agreement, we were and remain responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest on short-term debt and mortgages, tax preparation, directors and officers insurance, stock transfer services, stockholder related fees, consulting and related fees. During the three months ended March 31, 2008 and 2007, the total amount of these expenses that we incurred was approximately $4.4 million and $3.1 million, respectively. All of these charges are incurred directly by us rather than by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the three months ended March 31, 2008 and 2007, none of these expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
Management Services and Fees under the Amended Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, or FFO. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. Our Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of our pre-incentive fee FFO. Our Adviser will also receive an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875%. The incentive fee may be reduced because of our line of credit covenant which limits distributions to our stockholders to 95% of FFO.

For the three months ended March 31, 2008 and 2007, the base management fee was $431,868 and $482,044, respectively. For the three months ended March 31, 2008 and 2007, we recorded an incentive fee of $704,667 and $585,768, respectively, offset by a credit from an unconditional and irrevocable voluntary waiver issued by the Adviser of $562,355 and $585,768, respectively, for a net incentive fee for the three months ended March 31, 2008 and 2007 of $142,312 and $0, respectively. Our Board of Directors accepted our Advisers’ offer to waive a portion of the incentive fee for the three months ended March 31, 2008 and the entire incentive fee for the three months ended March 31, 2007 in order to maintain the current level of distributions to our stockholders. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders, however, our Adviser is not required to issue any waiver, in whole or in part.
Administration Agreement
Under the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. For the three months ended March 31, 2008 and 2007, we incurred $212,196 and $207,018, respectively.
Critical Accounting Policies
The preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Management relies on its experience, collects historical data and current market data, and analyzes this information in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. A summary of all of our accounting policies is provided in Note 1 to our consolidated financial statements included elsewhere in this report. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.
Allocation of Purchase Price
When we acquire real estate, we allocate the purchase price to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values.
Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from 9 to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Management also considers the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. A change in any of the assumptions above, which are very subjective, could have a material impact on our results of operations.

The allocation of the purchase price directly affects the following in our consolidated financial statements:
•	The amount of acquisition costs allocated to the various tangible and intangible assets on our balance sheet; and

•	The amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus changes in the purchase price allocation among our assets could have a material impact on our FFO, which is used by investors of REITs to evaluate our operating performance; and

•	The period of time that tangible and intangible assets are depreciated over varies greatly, and thus changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases, which normally range from 10 to 15 years, we depreciate our buildings over 39 years, and land is not depreciated. These differences in timing could have a material impact on our result of operations.
Asset Impairment Evaluation
We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination if impairment is deemed to have occurred and the amount of impairment loss we would recognize.
Provision for Loan Losses
Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans we have made based upon our evaluation of known and inherent risks associated with our private lending assets. Management reflects provisions for loan losses based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have only partially adopted the provisions of SFAS 157 because of the issuance of FSP SFAS 157-2 (the “FSP”), which allows companies to delay the effective date of SFAS 157 for non-financial assets and liabilities. The FSP permits companies that have not already issued either interim or annual financial statements reflecting the adoption of SFAS 157 to delay the effective date of SFAS 157 for non-financial assets and non-financial liabilities, expect for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption had no impact on our results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 effective for the fiscal year beginning January 1, 2008. There was no impact of the adoption on our results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R significantly changes the accounting for acquisitions involving business combinations, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. SFAS 141R also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting under SFAS 141. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not believe the adoption of this pronouncement will have a material impact on our results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe the adoption of this pronouncement will have a material impact on our results of operations.

Results of Operations
Our weighted-average yield on the portfolio as of March 31, 2008 was approximately 9.43%. The weighted-average yield was calculated by taking the annualized straight-line rent, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not take into account the interest expense incurred on the financings placed on our properties.
A comparison of our operating results for the three months ended March 31, 2008 and 2007 is below:

	For the three months ended March 31,
	2008	2007	$ Change	% Change

Operating revenues
Rental income	$9,189,465	$7,078,036	$2,111,429	30%
Interest income from mortgage notes receivable	238,297	250,000	(11,703)	-5%
Tenant recovery revenue	85,719	55,735	29,984	54%

Total operating revenues	9,513,481	7,383,771	2,129,710	29%

Operating expenses
Depreciation and amortization	2,987,760	2,417,812	569,948	24%
Property operating expenses	241,568	174,176	67,392	39%
Base management fee	431,868	482,044	(50,176)	-10%
Incentive fee	704,667	585,768	118,899	20%
Administration fee	212,196	207,018	5,178	3%
Professional fees	97,662	149,431	(51,769)	-35%
Insurance	41,797	58,634	(16,837)	-29%
Directors fees	54,250	54,250	—	0%
Stockholder related expense	126,423	99,617	26,806	27%
Asset retirement obligation expense	30,468	28,160	2,308	8%
General and administrative	14,631	40,351	(25,720)	-64%

Total operating expenses before credit from Adviser	4,943,290	4,297,261	646,029	15%

Credit to incentive fee	(562,355)	(585,768)	23,413	-4%

Total operating expenses	4,380,935	3,711,493	669,442	18%

Other income (expense)
Interest income from temporary investments	9,548	229,016	(219,468)	-96%
Interest income — employee loans	52,144	60,422	(8,278)	-14%
Other income	9,296	8,414	882	10%
Interest expense	(3,753,604)	(2,514,461)	(1,239,143)	49%

Total other expense	(3,682,616)	(2,216,609)	(1,466,007)	66%

Income from continuing operations	1,449,930	1,455,669	(5,739)	0%

Discontinued operations
Loss from discontinued operations	(33,228)	(4,001)	(29,227)	730%
Net realized income from foreign currency transactions	—	7	(7)	-100%
Taxes refunded on sale of real estate	—	78,667	(78,667)	-100%

Total discontinued operations	(33,228)	74,673	(107,901)	-144%

Net income	1,416,702	1,530,342	(113,640)	-7%

Dividends attributable to preferred stock	(1,023,437)	(1,023,437)	—	0%

Net income available to common stockholders	$393,265	$506,905	$(113,640)	-22%

Operating Revenues
Rental income increased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily, as a result of the 14 properties acquired between March 31, 2007 and March 31, 2008, coupled with properties acquired during the three months ended March 31, 2007 that were held for the full quarter in 2008.
Interest income from mortgage notes receivable decreased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily because interest income on our mortgage loan is based on the London Interbank Offered Rate, or LIBOR, which has significantly decreased over the past year.
Tenant recovery revenue increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, as a result of an increase in the number of tenants which reimbursed us for insurance expense and the reimbursement of the ground lease payments on our Tulsa, Oklahoma property acquired in March 2007.
Operating Expenses
Depreciation and amortization expenses increased during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, as a result of the 14 properties acquired between March 31, 2007 and March 31, 2008, and properties acquired during the three months ended March 31, 2007 that were held for the full quarter in 2008.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments on our Tulsa, Oklahoma property acquired in March 2007 and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily as a result of the 14 properties acquired between March 31, 2007 and March 31, 2008.
The base management fee decreased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, as a result of a decrease in total common stockholders’ equity, the main component of the calculation. The advisory agreement is described above under “Investment Advisory and Administration Agreements.”
The incentive fee increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to the increase in FFO. The calculation of the incentive fee is described in detail above under “Investment Advisory and Administration Agreements.”
The administration fee remained relatively flat for the three months ended March 31, 2008 and 2007. The calculation of the administrative fee is described above under “Investment Advisory and Administration Agreements.”
Professional fees, consisting primarily of legal and accounting fees, decreased during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily as a result of a reduction in legal fees paid during the three months ended March 31, 2008 combined with state tax research incurred during the three months ended March 31, 2007, which was not incurred during the current quarter.
Insurance expense consists of the premiums paid for directors and officers insurance, which is renewed annually each September. Insurance expense decreased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007 because of a decrease in the premiums for the period from September 2007 through September 2008.
Directors’ fees remained flat for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

Stockholder related expense increased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily as a result of the increase and timing in our costs associated with printing and filing the annual report.
Asset retirement obligation expense increased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily as a result of a property acquired between March 31, 2007 and March 31, 2008 which was required to recognize an asset retirement liability, coupled with a property acquired where a liability was recorded during the three months ended March 31, 2007 that was held for the full period in 2008.
General and administrative expenses decreased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily as a result of a decrease in the number of conferences attended during 2008 and the expenses associated with traveling to these conferences, coupled with a reduction in dues and subscriptions paid.
Other Income and Expense
Interest income from temporary investments decreased during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The decrease was primarily a result of the decrease in our average cash balances during the three months ended March 31, 2008.
During the three months ended March 31, 2008, interest income on employee loans decreased, as compared to the three months ended March 31, 2007. This decrease was a result of an employee who paid off his loan in May 2007, coupled with other partial principal repayments over the past year.
Other income, which consists primarily of management fees we received from certain tenants, remained relatively flat for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.
Interest expense increased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. This was primarily a result of the long term financings we closed on seven of our properties subsequent to March 31, 2007, coupled with an increased amount outstanding on our line of credit during the three months ended March 31, 2008.
Discontinued Operations
The loss from discontinued operations is the expense related to our two Canadian properties, which were sold in July 2006. The expense for the three months ended March 31, 2008 increased due to legal fees associated with the dissolution of the entities which sold the properties. The 2006 tax returns were filed in March of 2007, and we were due a refund of approximately $79,000, which is reflected on the income statement under taxes refunded on sale of real estate for the three months ended March 31, 2007.
Net income available to common stockholders
Net income available to common stockholders decreased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. This decrease was primarily a result of increased interest expense from the increased number of properties which have long-term financing coupled with the legal fees associated with the discontinued operations. This is partially offset by the increase in our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above.

Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2008, we had approximately $1.3 million in cash and cash equivalents. We have access to our existing line of credit with an available borrowing capacity of $52.2 million, have obtained mortgages on 33 of our properties and have a $20.0 million one-year term loan. We expect to obtain additional mortgages collateralized by some or all of our real property in the future. We anticipate continuing to borrow funds and issuing additional equity securities in order to obtain additional capital. We expect that the funds from our line of credit, our short-term loan and additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2008 was approximately $4.0 million, compared to net cash provided by operating activities of approximately $3.9 million for the three months ended March 31, 2007.. A majority of cash from operating activities is generated from the rental payments we receive from our tenants and the interest payment we receive from our borrower. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit and term loan, dividend payments, management fees to our Adviser, and other entity level expenses.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2008 was approximately $34.9 million, which primarily consisted of the purchase of three properties, as described in the “Recent Events” section above, coupled with the over-funding of approximately $760,000 in connection with an acquisition on March 31, 2008, which was refunded on April 1, 2008, as compared to net cash used in investing activities during the three months ended March 31, 2007 of approximately $42.3 million, which primarily consisted of the purchase of three properties and one leasehold interest. We purchased these properties using borrowings under our line of credit.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2008 was approximately $30.9 million, which primarily consisted of the proceeds from borrowings on our line of credit, partially offset by payments for deferred financing costs, principal repayments on mortgage notes payable, repayments on our line of credit and dividend payments. Net cash provided by financing activities for the three months ended March 31, 2007 was approximately $9.5 million, which primarily consisted of the proceeds received from the long-term financing of three of our properties, partially offset by payments for deferred financing costs, principal repayments on mortgage notes payable and dividend payments.
Future Capital Needs
As of March 31, 2008, we had investments in 56 real properties for a net value, including intangible assets, of approximately $384.4 million and one mortgage loan receivable for $10.0 million. During the remainder of 2008 and beyond, we expect to complete additional acquisitions of real estate and to originate additional mortgage notes. We intend to fund our contractual obligations and acquire additional properties in 2008 by borrowing all or a portion of the purchase price and collateralizing the mortgages with some or all of our real property, by borrowing against our existing line of credit, or by issuing additional equity securities. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. In addition, we need sufficient capital to fund our dividends, and we may require credits to our management fees, issued from our Adviser, in order to meet these obligations.

Line of Credit
On December 29, 2006, we entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. We subsequently increased the availability under our line of credit to $95 million in November 2007. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our funds from operations, or FFO, beginning with the quarter ended December 31, 2007. In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As we arrange for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of March 31, 2008, there was approximately $39.1 million outstanding under the line of credit at an interest rate of approximately 4.5%. At March 31, 2008, the remaining borrowing capacity available under the line of credit was $52.2 million.
Short-Term Loan
On December 21, 2007, we entered into a $20 million unsecured term loan with KeyBank National Association (“KeyBank”), which matures on December 21, 2008, with an option to extend for an additional six months. We can exercise the option to extend the term as long as we are in compliance with all covenants under the loan at the time we exercise the option. The interest rate charged on the loan is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. Our ability to maintain this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO beginning with the quarter ended December 31, 2007. As of March 31, 2008, the interest rate on the short-term loan was approximately 5.1%.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of March 31, 2008.

Contractual Obligations
The following table reflects our significant contractual obligations as of March 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations (1)	$260,786,050	$21,787,286	$43,760,842	$5,804,836	$189,433,086
Interest on Long-Term Debt Obligations (2)	92,408,604	11,865,448	23,350,834	22,775,154	34,417,168
Capital Lease Obligations (3)	225,067	—	—	—	225,067
Operating Lease Obligations (4)	1,780,800	134,400	268,800	268,800	1,108,800
Purchase Obligations (5)	17,400,000	17,400,000	—	—	—

Total	$372,600,521	$51,187,134	$67,380,476	$28,848,790	$225,184,121

(1)	Long-term debt obligations represent borrowings under our line of credit, term loan and mortgage notes payble that were outstanding as of March 31, 2008. The line of credit matures in December 2009 and the term loan matures in December 2008 with an option to extend for an additional six months.

(2)	Interest on long-term debt obligations does not include interest on our borrowings under our line of credit or term loan. The balance and interest rate on our line of credit and term loan are variable and, thus, the amount of interest can not be calculated for purposes of this table.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.

(5)	The purchase obligations reflected in the above table represents commitments outstanding at March 31, 2008 to purchase real estate, of which one property was purchased in April 2008 for approximately $3.9 million.
Funds from Operations
NAREIT developed FFO, as a relative non-GAAP supplemental measure of operating performance of an equity REIT, in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.
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

The following table provides a reconciliation of our FFO for the three months ended March 31, 2008 and 2007, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share and basic and diluted net income per weighted average common share:

	For the three months	For the three months
	ended March 31, 2008	ended March 31, 2007
Net income	$1,416,702	$1,530,342
Less: Dividends attributable to preferred stock	(1,023,437)	(1,023,437)

Net income available to common stockholders	393,265	506,905
Add: Real estate depreciation and amortization	2,987,760	2,417,812

FFO available to common stockholders	$3,381,025	$2,924,717
Weighted average shares outstanding — basic & diluted	8,565,264	8,565,264
Basic & diluted net income per weighted average common share	$0.05	$0.06

Basic & diluted FFO per weighted average common share	$0.39	$0.34

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we will be exposed to is interest rate risk. We currently own one variable rate loan receivable, certain of our leases contain escalations based on market interest rates, and the interest rate on our existing line of credit is variable. We seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments.
To illustrate the potential impact of changes in interest rates on our net income, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
Under this analysis, a hypothetical increase in the one month LIBOR rate by 1% for the three months ended March 31, 2008 and 2007, would have increased our interest income and rental revenue by $147,913 and $36,500, respectively. and would have increased our interest expense on the line of credit and term loan by $598,702 and $0 respectively, for a net decrease in our net income of $450,789, or 7.5%, for the three months ended March 31, 2008 and a net increase in our net income of $36,500, or 1.7%, for the three months ended March 31, 2007 over the next twelve months, compared to net income for the twelve months ended March 31, 2008 and 2007. A hypothetical decrease in the one month LIBOR by 1% for the three months ended March 31, 2008 and 2007, would have decreased our interest income and rental revenue by $101,706 and $36,500, respectively, and decreased our interest expense on the line of credit by $598,702 and $0, respectively, for a net increase in our net income of $496,996, or 8.3%, for the three months ended March 31, 2008 and a net decrease in our net income of $36,500, or 1.7%. for the three months ended March 31, 2007 over the next twelve months, compared to net income for the twelve months ended March 31, 2008 and 2007. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan and lease portfolio on the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
As of March 31, 2008, the fair value of our fixed rate debt outstanding was approximately $184.3 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at March 31, 2008, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased, respectively, by approximately $11.0 million.
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

Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2008, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, filed by us with the Securities and Exchange Commission on February 27, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted on during the three months ended March 31, 2008.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit	Description of Document
3.1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed September 11, 2003.

3.2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.2.1†	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 10, 2007.

4.1†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.2†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.3†	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.4†	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed October 19, 2006.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: May 6, 2008	By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer