Form 10-K/A
period 2007-12-31
GLADSTONE COMMERCIAL CORP
filed 2008-05-15
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007, based on the closing price on that date of $19.60 on the Nasdaq Global Market, was $156,540,552. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of February 22, 2008 was 8,565,264.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE
This Amendment No. 1 on form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which the Registrant previously filed with the Securities and Exchange Commission on February 27, 2008 (the “Original Filing”). The Registrant is filing this Amendment for the sole purpose of correcting a typographical error which resulted in a transposition within the columns in the table in Footnote No. 9 to the Consolidated Financial Statements. The percentages for the tax status of distributions for ordinary income and return of capital for the year ended December 31, 2007, as it related to common stock, were inadvertently transposed. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as described above, the Original Filing has not been amended, updated or otherwise modified.
PART II
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

			Long-Term
	Ordinary Income	Return of Capital	Capital Gains
Common Stock
For the year ended December 31, 2004	68.97050%	31.02945%	0.00000%
For the year ended December 31, 2005	50.44580%	49.55420%	0.00000%
For the year ended December 31, 2006	2.06500%	95.60560%	2.32940%
For the year ended December 31, 2007	25.86040%	74.13960%	0.00000%

Series A Preferred Stock
For the year ended December 31, 2006	46.99260%	0.00000%	53.00740%
For the year ended December 31, 2007	100.00000%	0.00000%	0.00000%

Series B Preferred Stock
For the year ended December 31, 2006	46.99260%	0.00000%	53.00740%
For the year ended December 31, 2007	100.00000%	0.00000%	0.00000%
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

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

Gladstone Commercial Corporation
Date: May 15, 2008	By:	/s/ Harry Brill

Harry Brill Chief Financial Officer

Exhibit Index

Exhibit	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.