Form 10-Q
period 2008-06-30
GLADSTONE COMMERCIAL CORP
filed 2008-08-05
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-50363
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑ .
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 1, 2008 was 8,565,264.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Real estate, net of accumulated depreciation of $20,102,084 and $15,738,634, respectively	$356,463,038	$324,761,772
Lease intangibles, net of accumulated amortization of $9,370,270 and $7,560,928, respectively	30,253,544	28,989,556
Mortgage notes receivable	10,000,000	10,000,000
Cash and cash equivalents	1,775,274	1,356,408
Restricted cash	2,604,830	1,914,067
Funds held in escrow	1,856,708	1,401,695
Deferred rent receivable	6,121,058	5,094,799
Deferred financing costs, net of accumulated amortization of $2,690,249 and $2,184,492, respectively	3,955,834	4,405,129
Prepaid expenses and other assets	1,215,463	979,263

TOTAL ASSETS	$414,245,749	$378,902,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$201,346,692	$202,120,471
Short-term loan and borrowings under line of credit	64,550,000	24,400,000
Deferred rent liability	3,540,254	3,933,035
Asset retirement obligation liability	2,120,183	1,811,752
Accounts payable and accrued expenses	944,723	778,949
Due to adviser (Refer to Note 2)	1,321,987	784,301
Obligation under capital lease	229,223	—
Rent received in advance, security deposits and funds held in escrow	3,519,217	2,706,113

Total Liabilities	277,572,279	236,534,621

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding	2,150	2,150
Common stock, $0.001 par value, 17,700,000 shares authorized and 8,565,264 shares issued and outstanding	8,565	8,565
Additional paid in capital	170,640,979	170,640,979
Notes receivable — employees	(2,629,846)	(2,769,923)
Distributions in excess of accumulated earnings	(31,348,378)	(25,513,703)

Total Stockholders’ Equity	136,673,470	142,368,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,245,749	$378,902,689

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Operating revenues
Rental income	$9,922,018	$7,732,322	$19,111,483	$14,810,358
Interest income from mortgage notes receivable	218,805	252,778	457,102	502,778
Tenant recovery revenue	84,635	94,468	170,354	150,203

Total operating revenues	10,225,458	8,079,568	19,738,939	15,463,339

Operating expenses
Depreciation and amortization	3,185,017	2,636,154	6,172,777	5,053,966
Property operating expenses	203,858	218,139	445,426	392,301
Base management fee (Refer to Note 2)	419,857	471,091	851,725	953,135
Incentive fee (Refer to Note 2)	801,832	633,805	1,506,499	1,219,573
Administration fee (Refer to Note 2)	274,541	210,126	486,737	417,144
Professional fees	147,065	174,667	244,727	324,108
Insurance	41,797	58,697	83,594	117,332
Directors fees	52,251	54,250	106,500	108,500
Stockholder related expenses	102,775	75,361	229,198	174,978
Asset retirement obligation expense	32,764	28,942	63,232	57,102
General and administrative	18,536	21,314	33,167	61,668

Total operating expenses before credit from Adviser	5,280,293	4,582,546	10,223,582	8,879,807

Credit to incentive fee	(173,697)	(633,805)	(736,052)	(1,219,573)

Total operating expenses	5,106,596	3,948,741	9,487,530	7,660,234

Other income (expense)
Interest income from temporary investments	6,689	63,269	16,237	292,285
Interest income — employee loans	50,852	56,458	102,996	116,880
Other income	39,697	9,817	48,993	18,231
Interest expense	(3,996,249)	(2,702,612)	(7,749,853)	(5,217,073)

Total other expense	(3,899,011)	(2,573,068)	(7,581,627)	(4,789,677)

Income from continuing operations	1,219,851	1,557,759	2,669,782	3,013,428

Discontinued operations
Loss from discontinued operations	(406)	(1,503)	(33,634)	(5,504)
Net realized income from foreign currency transactions	—	56	—	63
Taxes refunded on sale of real estate	—	—	—	78,667

Total discontinued operations	(406)	(1,447)	(33,634)	73,226

Net income	1,219,445	1,556,312	2,636,148	3,086,654

Dividends attributable to preferred stock	(1,023,437)	(1,023,437)	(2,046,875)	(2,046,874)

Net income available to common stockholders	$196,008	$532,875	$589,273	$1,039,780

Earnings per weighted average common share — basic & diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.02	$0.06	$0.07	$0.11
Discontinued operations	0.00	0.00	0.00	0.01

Net income available to common stockholders	$0.02	$0.06	$0.07	$0.12

Weighted average shares outstanding- basic & diluted	8,565,264	8,565,264	8,565,264	8,565,264

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,636,148	$3,086,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,172,777	5,053,966
Amortization of deferred financing costs	505,757	333,174
Amortization of deferred rent asset and liability	(266,034)	(266,034)
Accretion of obligation under capital lease	4,156	—
Asset retirement obligation expense	63,232	57,102
Increase in prepaid expenses and other assets	(286,200)	(235,916)
Increase in deferred rent receivable	(1,153,008)	(796,530)
Increase in accounts payable, accrued expenses, and amount due adviser	703,460	414,610
Increase in rent received in advance	122,341	90,057

Net cash provided by operating activities	8,502,629	7,737,083

Cash flows from investing activities:
Real estate investments	(38,667,763)	(53,035,069)
Net payments to lenders for reserves held in escrow	(1,211,600)	(868,679)
Increase in restricted cash	(690,763)	(244,588)
Deposits on future acquisitions	(1,650,000)	(810,000)
Deposits applied against real estate investments	1,700,000	810,000

Net cash used in investing activities	(40,520,126)	(54,148,336)

Cash flows from financing activities:
Borrowings under mortgage notes payable	—	28,015,000
Principal repayments on mortgage notes payable	(773,779)	(385,070)
Principal repayments on employee notes receivable from sale of common stock	140,077	400,142
Borrowings from line of credit	45,150,000	4,200,000
Repayments on line of credit	(5,000,000)	(4,200,000)
Increase in reserves from tenants	1,035,544	818,745
Increase in security deposits	411,806	140,525
Payments for deferred financing costs	(56,462)	(688,025)
Dividends paid for common and preferred	(8,470,823)	(8,213,865)

Net cash provided by financing activities	32,436,363	20,087,452

Net increase (decrease) in cash and cash equivalents	418,866	(26,323,801)

Cash and cash equivalents, beginning of period	1,356,408	36,005,686

Cash and cash equivalents, end of period	$1,775,274	$9,681,885

NON-CASH INVESTING ACTIVITIES

Increase in asset retirement obligation	$245,199	$121,084

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
Gladstone Commercial Corporation (the “Company”) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and was incorporated on February 14, 2003 under the General Corporation Law of Maryland, primarily for the purpose of engaging in the business of investing in real estate properties net leased to creditworthy entities and making mortgage loans to creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”).
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
The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires the purchase price of real estate to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs, the value of tenant relationships and the value of capital lease obligations, based in each case on their fair values.
Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from nine to eighteen months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was approximately $2.3 million and $4.4 million for the three and six months ended June 30, 2008, respectively, and approximately $1.8 million and $3.4 million for the three and six months ended June 30, 2007, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $63,374 and $126,748 for the three and six months ended June 30, 2008 and 2007, respectively. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $196,391 and $392,782 for the three and six months ended June 30, 2008 and 2007, respectively.

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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets was approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2008, respectively, and approximately $0.9 million and $1.7 million for the three and six months ended June 30, 2007, respectively.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	June 30, 2008		December 31, 2007
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$13,475,625	$(4,232,147)	$12,660,732	$(3,414,868)
Leasing costs	9,470,137	(2,553,011)	9,290,026	(2,114,233)
Customer relationships	16,678,052	(2,585,112)	14,599,726	(2,031,827)

	$39,623,814	$(9,370,270)	$36,550,484	$(7,560,928)

The estimated aggregate amortization expense for the remainder of the current and each of the four succeeding fiscal years is as follows:

Estimated
Year	Amortization Expense
2008	$1,854,970
2009	3,582,300
2010	3,493,896
2011	3,303,102
2012	2,901,870
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
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at June 30, 2008 were held in the custody of one financial institution, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
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
Deferred financing costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the financing secured. The Company made payments of $20,528 and $56,462 for deferred financing costs during the three and six months ended June 30, 2008, respectively, and $309,280 and $688,025 for the three and six months ended June 30, 2007, respectively. Total amortization expense related to deferred financing costs was $256,434 and $505,757 for the three and six months ended June 30, 2008, respectively, and $168,712 and $333,174 for the three and six months ended June 30, 2007, respectively.

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
Revenue recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported on a straight-line basis over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals, and straight-line basis accounting requires the Company to record an asset, and include in revenues, deferred rent receivable that will be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of June 30, 2008.
Management considers its loans and other lending investments to be held-for-investment. The Company reflects held-for-investment investments at amortized cost, less allowance for loan losses, acquisition premiums or discounts, and deferred loan fees. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as yield adjustments. If loans with premiums, discounts, or loan origination fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis. Prepayment penalties or yield maintenance payments from borrowers are recognized as additional income when received.
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
Segment information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in determining how to allocate resources and in assessing performance. Company management is the chief decision making group. As discussed in Note 9, the Company’s operations are derived from two operating segments, one segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users, and the other segment originates mortgage loans and collects principal and interest payments.
Foreign currency transactions
The Company purchased two properties in Canada in October 2004. These properties were classified as held for sale as of June 30, 2006, and were sold in July 2006. All gains and losses from foreign currency transactions are reflected in discontinued operations in the Company’s consolidated financial statements. The Company had a bank account in Canada, which was closed in December 2007. The cash account was re-valued at each balance sheet date to reflect the then current exchange rate. The gains or losses from the valuation of the cash were recorded on the income statement as a realized gain or loss. Realized foreign currency gains of $56 and $63 were recorded for the three and six months ended June 30, 2007, respectively. There were no realized foreign currency gains or losses recorded for the three and six months ending June 30, 2008 since the account was closed in December 2007.
Asset retirement obligations
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The Company accrued a liability during the six months ended June 30, 2008 of $245,199 related to properties acquired during the period. The Company also recorded expense of $32,764 and $63,232 for the three and six months ended June 30, 2008, respectively, and $28,942 and $57,102 for the three and six months ended June 30, 2007, respectively, related to the cumulative accretion of the obligation.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007),“Business Combinations,” SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for acquisitions involving business combinations, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. SFAS 141R also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting under SFAS No. 141. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. If SFAS 141R had been in effect as of January 1, 2008, the Company would have expensed approximately $0.50 million of transaction costs related to the four acquisitions completed during the six months ended June 30, 2008, or approximately 1.3% of total acquisition costs, which would have resulted in a decrease in funds from operations (“FFO”) of approximately 7.3%. The impact on the Company’s results of operations could differ significantly when the pronouncement is adopted on January 1, 2009.
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
Reclassifications
Certain amounts from prior years’ financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.
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
Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders equity, less the recorded value of any preferred stock, and an incentive fee based on FFO. For the three and six months ended June 30, 2008, the Company recorded a base management fee of $419,857 and $851,725, respectively, and for the three and six months ended June 30, 2007, the Company recorded a base management fee of $471,091 and $953,135, respectively. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser also receives an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%.
For the three and six months ended June 30, 2008, the Company recorded an incentive fee of $801,832 and $1,506,499, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of $173,697 and $736,052, respectively, for a net incentive fee for the three and six months ended June 30, 2008 of $628,135 and $770,447, respectively. For the three and six months ended June 30, 2007, the Company recorded an incentive fee of $633,805 and $1,219,573, respectively, fully offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser for a net incentive fee for the three and six months ended June 30, 2007 of $0. The board of directors of the Company accepted the Adviser’s offer to waive a portion of the incentive fee for the three and six months ended June 30, 2008, and the offer to waive the entire incentive fee for the three and six months ended June 30, 2007, in order to maintain the current level of distributions to the Company’s stockholders.

Administration Agreement
Under the Administration Agreement, the Company pays separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. The amount of overhead expenses allocated to the Company is determined by calculating the percentage of total assets of the Company to the total assets managed by the Administrator. For the three and six months ended June 30, 2008, the Company recorded an administration fee of $274,541 and $486,737, respectively, and for the three and six months ended June 30, 2007, the Company recorded an administration fee of $210,126 and $417,144, respectively.
3. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net income available to common stockholders	$196,008	$532,875	$589,273	$1,039,780

Denominator for basic & diluted weighted average shares	8,565,264	8,565,264	8,565,264	8,565,264

Basic & diluted earnings per common share	$0.02	$0.06	$0.07	$0.12

4. Real Estate
A summary of the 57 properties held by the Company as of June 30, 2008 is as follows:

Date Acquired	Location	Square Footage	Property Description	Net Real Estate
Dec-03	Raleigh, North Carolina	58,926	Office	$4,559,736
Jan-04	Canton, Ohio	54,018	Office and Warehouse	2,879,949
Apr-04	Akron, Ohio	83,891	Office and Laboratory	8,017,985
Jun-04	Charlotte, North Carolina	64,500	Office	8,340,983
Jul-04	Canton, North Carolina	228,000	Commercial and Manufacturing	4,684,836
Aug-04	Snyder Township, Pennsylvania	290,000	Commercial and Warehouse	6,017,586
Aug-04	Lexington, North Carolina	154,000	Commercial and Warehouse	2,721,041
Sep-04	Austin, Texas	51,933	Flexible Office	6,718,983
Oct-04	Norfolk, Virginia	25,797	Commercial and Manufacturing	875,734
Oct-04	Mt. Pocono, Pennsylvania	223,275	Commercial and Manufacturing	5,623,904
Feb-05	San Antonio, Texas	60,245	Flexible Office	7,511,380
Feb-05	Columbus, Ohio	39,000	Industrial	2,584,965
Apr-05	Big Flats, New York	120,000	Industrial	6,226,902
May-05	Wichita, Kansas	69,287	Office	10,445,767
May-05	Arlington, Texas	64,000	Warehouse and Bakery	4,071,284
Jun-05	Dayton, Ohio	59,894	Office	2,303,106
Jul-05	Eatontown, New Jersey	30,268	Office	4,552,581
Jul-05	Franklin Township, New Jersey	183,000	Office and Warehouse	7,359,724
Jul-05	Duncan, South Carolina	278,020	Office and Manufacturing	15,240,649
Aug-05	Hazelwood, Missouri	51,155	Office and Warehouse	2,919,407
Sep-05	Angola, Indiana	52,080	Industrial	1,102,524
Sep-05	Angola, Indiana	50,000	Industrial	1,102,524
Sep-05	Rock Falls, Illinois	52,000	Industrial	1,102,524
Oct-05	Newburyport, Massachusetts	70,598	Industrial	8,015,028
Oct-05	Clintonville, Wisconsin	291,142	Industrial	4,439,796
Dec-05	Maple Heights, Ohio	347,218	Industrial	10,952,569
Dec-05	Richmond, Virginia	42,213	Office	5,734,291
Dec-05	Toledo, Ohio	23,368	Office	2,895,052
Feb-06	South Hadley, Massachusetts	150,000	Industrial	3,077,540
Feb-06	Champaign, Illinois	108,262	Office	13,721,285
Feb-06	Roseville, Minnesota	359,540	Office	26,012,981
May-06	Burnsville, Minnesota	114,100	Office	11,619,690
Jun-06	Menomonee Falls, Wisconsin	125,692	Industrial	7,175,022
Jul-06	Baytown, Texas	12,000	Office	2,522,334
Sep-06	Sterling Heights, Michigan	532,869	Industrial	10,961,694
Sep-06	Birmingham, Alabama	63,514	Industrial	1,510,932
Sep-06	Montgomery, Alabama	29,472	Industrial	1,510,932
Sep-06	Columbia, Missouri	16,275	Industrial	1,510,932
Jan-07	Mason, Ohio	60,000	Office	6,755,972
Feb-07	Raleigh, North Carolina	115,500	Industrial	6,920,899
Mar-07	Tulsa, Oklahoma	238,310	Manufacturing	13,495,016
Mar-07	Hialeah, Florida	132,337	Industrial	10,008,251
May-07	Tewksbury, Massachusetts	102,200	Industrial	10,010,930
Jul-07	Mason, Ohio	21,264	Retail	6,036,834
Sep-07	Cicero, New York	71,880	Industrial	5,212,246
Sep-07	Grand Rapids, Michigan	63,235	Office	11,905,025
Sep-07	Bolingbrook, Illinois	55,869	Industrial	6,170,920
Dec-07	Decatur, Georgia	26,600	Office	2,849,743
Dec-07	Lawrenceville, Georgia	12,412	Office	2,849,743
Dec-07	Snellville, Georgia	3,800	Office	2,849,743
Dec-07	Covington, Georgia	5,000	Office	2,849,743
Dec-07	Cumming, Georgia	13,919	Office	2,849,743
Dec-07	Conyers, Georgia	6,400	Office	2,849,743
Jan-08	Reading, Pennsylvania	42,900	Industrial	6,625,191
Feb-08	Fridley, Minnesota	74,160	Office	9,318,576
Mar-08	Concord Township, Ohio	273,300	Industrial	14,450,294
Apr-08	Pineville, North Carolina	74,950	Industrial	3,830,277

	Total real estate, net	6,023,588		$356,463,038

The following table sets forth the components of the Company’s investments in real estate, including capitalized leases:

	June 30, 2008	December 31, 2007
Real estate:
Land	$53,398,865	$48,867,482
Building	313,615,129	283,829,987
Tenant improvements	9,551,128	7,802,937
Accumulated depreciation	(20,102,084)	(15,738,634)

Real estate, net	$356,463,038	$324,761,772

Included in investments in real estate is land held under a capital lease valued at approximately $1.1 million.
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

In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the six months ended June 30, 2008 as follows:

			Tenant			Customer	Capital Lease	Total Purchase
	Land	Building	Improvements	In-place leases	Leasing Costs	relationships	Obligations	Price
Reading, Pennsylvania	$490,646	$6,188,032	$14,208	$362,479	$1,786	$141,232	$—	$7,198,383
Fridley, Minnesota	1,354,233	7,454,098	619,428	452,414	171,005	807,950	(225,067)	10,634,061
Concord Township, Ohio	2,020,982	11,258,232	1,012,613	—	5,102	1,032,347	—	15,329,276
Pineville, North Carolina	695,762	3,046,673	101,942	—	2,218	96,800	—	3,943,395

	$4,561,623	$27,947,035	$1,748,191	$814,893	$180,111	$2,078,329	$(225,067)	$37,105,115

The weighted average amortization period, for properties acquired during the six months ended June 30, 2008, for in-place leases was approximately 17.0 years, for leasing costs was approximately 18.9 years, for customer relationships was approximately 24.5 years, and for all intangible assets was approximately 16.7 years. There were no allocations to above or below market lease intangibles for the four acquisitions during the six months ended June 30, 2008.
Future operating lease payments under non-cancelable leases, excluding customer reimbursement of expenses, in effect at June 30, 2008, were as follows:

Year	Lease Payments
2008	$18,642,900
2009	36,157,325
2010	35,887,918
2011	35,460,118
2012	34,749,047
Thereafter	195,972,278
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at June 30, 2008 were approximately $5.4 million, and the total annual ground lease payments on the Tulsa, Oklahoma property were approximately $134,000.
5. Discontinued Operations
On July 21, 2006, the Company sold its two Canadian properties for approximately $6.9 million, for a gain on the sale of approximately $1.4 million. The Company incurred approximately $315,000 in taxes related to the gain on the sale in 2006. The 2006 tax returns were subsequently filed in March of 2007, and the amount owed was approximately $236,000. The Company received a refund in 2007 in the amount of approximately $79,000, which is reflected in the accompanying statement of operations in discontinued operations under taxes refunded on sale of real estate. The operating expenses recorded during the three and six months ended June 30, 2008 are legal fees related to the Canadian entities which have been dissolved.

The Company classified its two Canadian properties as discontinued operations, in accordance with the provisions of SFAS 144. The table below summarizes the components of income from discontinued operations:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Operating expense	$(406)	$(1,503)	$(33,634)	$(5,504)

Taxes & licenses	—	—	—	78,667

Realized gain on foreign currency transactions	—	56	—	63

Income from discontinued operations	$(406)	$(1,447)	$(33,634)	$73,226

6. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million, collateralized by an office building in McLean, Virginia, where the Company’s Adviser and Administrator are subtenants in the building. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month London Interbank Offered Rate (“LIBOR”) rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term.

7. Mortgage Notes Payable, Line of Credit and Short-Term Loan
The Company’s mortgage notes payable, line of credit and short-term loan as of June 30, 2008 and December 31, 2007 are summarized below:

		Principal Maturity		Stated Interest Rate at	Principal Balance Outstanding
	Date of Issuance	Date		June 30, 2008 (1)	June 30, 2008	December 31, 2007
Fixed-Rate Mortgage Notes Payable:

	3/16/2005	4/1/2030		6.33%	$2,973,691	$3,003,582
	8/25/2005	9/1/2015		5.33%	21,519,316	21,664,476
	9/12/2005	9/1/2015		5.21%	12,588,000	12,588,000
	12/21/2005	12/8/2015		5.71%	19,337,950	19,456,000
	2/21/2006	12/1/2013		5.91%	9,406,130	9,480,063
	2/21/2006	6/30/2014		5.20%	19,613,214	19,782,270
	3/29/2006	4/1/2016		5.92%	17,000,000	17,000,000
	4/27/2006	5/5/2016		6.58%	14,387,175	14,514,214
	11/22/2006	12/1/2016		5.76%	14,309,000	14,309,000
	12/22/2006	1/1/2017		5.79%	21,846,000	21,846,000
	2/8/2007	3/1/2017		6.00%	13,775,000	13,775,000
	6/5/2007	6/8/2017		6.11%	14,240,000	14,240,000
	9/6/2007	12/11/2015		5.81%	4,457,247	4,487,205
	10/15/2007	11/8/2017		6.63%	15,893,969	15,974,661

Total Fixed-Rate Mortgage Notes Payable:					201,346,692	202,120,471

Variable-Rate Line of Credit:	12/29/2006	12/29/2009	(2)	LIBOR + 1.9%	44,550,000	4,400,000

Variable-Rate Short-Term Loan:	12/21/2007	12/21/2008	(3)	LIBOR + 2.75%	20,000,000	20,000,000

Total Mortgage Notes Payable, Line of Credit and Short-Term Loan					$265,896,692	$226,520,471

(1)	The weighted average interest rate on all debt outstanding at June 30, 2008 was approximately 5.54%.

(2)	The line of credit may be extended for a one-year period at the Company’s option, subject to certain conditions.

(3)	The short-term loan may be extended for a six-month period at the Company’s option, subject to certain conditions.
As of June 30, 2008 the Company had 14 fixed-rate mortgage notes payable, collateralized by a total of 33 properties. The obligor under each of these notes is a wholly-owned separate borrowing entity, which owns the real estate collateral. The Company is not a co-borrower but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct.  The Company also indemnifies lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.  The weighted-average interest rate on the mortgage notes payable as of June 30, 2008 was approximately 5.8%.
The fair market value of all fixed-rate mortgage notes payable outstanding as of June 30, 2008 was approximately $178.2 million, as compared to the carrying value stated above of approximately $201.3 million. The fair market value is calculated based on a discounted cash flow analysis, using interest rates currently available in the long-term financing markets on long term debt with comparable terms.

Scheduled principal payments of mortgage notes payable are as follows:

Scheduled principal
Year	payments
2008	$820,613
2009	2,254,470
2010	2,389,806
2011	2,676,907
2012	2,953,229
Thereafter	190,251,667

$201,346,692

On December 29, 2006, the Company entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. The Company subsequently increased the availability under the line of credit to $95 million in November 2007. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its FFO, beginning with the quarter ended December 31, 2007. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As the Company arranges for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of June 30, 2008, there was approximately $44.6 million outstanding under the line of credit at an interest rate of approximately 4.4%. At June 30, 2008, the remaining borrowing capacity available under the line of credit was $46.7 million.
On December 21, 2007, the Company entered into a $20 million unsecured term loan with KeyBank National Association, which matures on December 21, 2008 with an option to extend for an additional six months. The Company can exercise the option to extend the term as long as it is in compliance with all covenants under the loan at the time it exercises its option. The interest rate charged on the loan is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The Company’s ability to maintain this funding source is subject to it continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit distributions to its stockholders to 95% of its FFO beginning with the quarter ended December 31, 2007. As of June 30, 2008, the interest rate on the short-term loan was approximately 5.3%.

8. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the six months ended June 30, 2008:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2007	$8,565	$2,150	$170,640,979	$(2,769,923)	$(25,513,703)	$142,368,068

Repayment of Principal on Notes Receivable	—	—	—	140,077	—	140,077

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(8,470,823)	(8,470,823)

Net income	—	—	—	—	2,636,148	2,636,148

Balance at June 30, 2008	$8,565	$2,150	$170,640,979	$(2,629,846)	$(31,348,378)	$136,673,470

Dividends paid per common share for the three and six months ended June 30, 2008 were $0.375 and $0.75 per share, respectively, and for the three and six months ended June 30, 2007 were $0.36 and $0.72, respectively. Dividends paid per share of Series A Preferred Stock for both the three and six months ended June 30, 2008 and 2007 were approximately $0.48 and $0.97 per share, respectively. Dividends paid per share of Series B Preferred Stock for both the three and six months ended June 30, 2008 and 2007 were approximately $0.47 and $0.94 per share, respectively.
The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of	Strike Price of	Amount of	Balance of
	Options	Options	Promissory Note	Employee Loans		Interest Rate
Date Issued	Exercised	Exercised	Issued to Employees	at 6/30/08	Term of Note	on Note
Sep-04	25,000	$15.00	$375,000	$366,348	9 years	5.00%
Apr-06	12,422	16.10	199,994	199,994	9 years	7.77%
May-06	50,000	16.85	842,500	842,500	10 years	7.87%
May-06	15,000	16.10	241,500	241,500	10 years	7.87%
May-06	2,500	16.01	40,000	38,544	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	16.68	33,360	33,360	10 years	7.87%
May-06	2,000	15.00	30,000	30,000	10 years	7.87%
Oct-06	12,000	16.10	193,200	193,200	9 years	8.17%
Nov-06	25,000	15.00	375,000	245,000	9 years	8.15%
Dec-06	25,000	15.00	375,000	375,000	10 years	8.12%

	174,922		$2,769,954	$2,629,846

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

9. Segment Information
As of June 30, 2008, the Company’s operations were derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three and six months ended June 30, 2008 and 2007:

	As of and for the three months ended June 30, 2008				As of and for the six months ended June 30, 2008
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Operating revenues	$10,006,653	$218,805	$—	$10,225,458	$19,281,837	$457,102	$—	$19,738,939
Operating expenses	(3,421,639)	—	(1,684,957)	(5,106,596)	(6,681,435)	—	(2,806,095)	(9,487,530)
Other expense	—	—	(3,899,011)	(3,899,011)	—	—	(7,581,627)	(7,581,627)
Discontinued operations	(406)	—	—	(406)	(33,634)	—	—	(33,634)

Net income	$6,584,608	$218,805	$(5,583,968)	$1,219,445	$12,566,768	$457,102	$(10,387,722)	$2,636,148

Total Assets	$395,292,545	$10,070,479	$8,882,725	$414,245,749	$395,292,545	$10,070,479	$8,882,725	$414,245,749

	As of and for the three months ended June 30, 2007				As of and for the six months ended June 30, 2007
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Operating revenues	$7,826,790	$252,778	$—	$8,079,568	$14,960,561	$502,778	$—	$15,463,339
Operating expenses	(2,883,235)	—	(1,065,506)	(3,948,741)	(5,503,369)	—	(2,156,865)	(7,660,234)
Other expense	—	—	(2,573,068)	(2,573,068)	—	—	(4,789,677)	(4,789,677)
Discontinued operations	(1,447)	—	—	(1,447)	73,226	—	—	73,226

Net income	$4,942,108	$252,778	$(3,638,574)	$1,556,312	$9,530,418	$502,778	$(6,946,542)	$3,086,654

Total Assets	$313,272,218	$10,000,000	$15,874,221	$339,146,439	$313,272,218	$10,000,000	$15,874,221	$339,146,439

The amounts included under the other column in the tables above include other income, which consists of interest income and any other miscellaneous income earned, and operating expenses that were not specifically derived from either operating segment
10. Pro Forma Financial Information
The Company acquired four properties during the six months ended June 30, 2008. The following table reflects pro-forma condensed consolidated income statements as if the four properties were acquired as of the beginning of the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Operating Data:
Total operating revenue	$10,262,573	$9,040,747	$20,510,506	$17,376,698
Total operating expenses	(5,118,465)	(4,354,643)	(9,798,787)	(8,476,116)
Other expense	(3,913,799)	(2,990,500)	(7,909,126)	(5,624,540)

Income from continuing operations	1,230,309	1,695,604	2,802,593	3,276,042

Dividends attributable to preferred stock	(1,023,437)	(1,023,437)	(2,046,875)	(2,046,874)

Net income from continuing operations available to common stockholders	$206,872	$672,167	$755,718	$1,229,168

Share and Per Share Data:
Basic & diluted net income from continuing operations	$0.02	$0.08	$0.09	$0.14
Weighted average shares outstanding-basic & diluted	8,565,264	8,565,264	8,565,264	8,565,264

These pro-forma condensed consolidated income statements are not necessarily indicative of what actual results would have been had the Company acquired the specified properties as of the beginning of the periods presented.
11. Subsequent Events
On July 9, 2008, the Company’s Board of Directors declared cash dividends of $0.125 per common share, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of July, August and September of 2008. Monthly dividends will be payable on July 31, 2008, August 29, 2008 and September 30, 2008, to those stockholders of record as of the close of business for the dates of July 23, 2008, August 21, 2008 and September 22, 2008, respectively.
On July 9, 2008, the Company’s Board of Directors approved the renewal of the Amended Advisory Agreement with its Adviser, and the Administration Agreement with its Administrator, through August 31, 2009.

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
OVERVIEW
Our Investment Strategy
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At June 30, 2008, we owned 57 properties totaling approximately 6.0 million square feet, and had one mortgage loan outstanding. All of our properties are fully leased and all tenants and our borrower are current and paying in accordance with their leases and loan, respectively. The total gross investment in these acquisitions, including the mortgage loan investment, was approximately $426.2 million at June 30, 2008.
Recent Events
Investment Activities: During the six months ended June 30, 2008, we acquired four properties totaling approximately 465,000 square feet, for a total gross investment of approximately $37.1 million.
Financing Activities: During the six months ended June 30, 2008, we had net borrowings under our line of credit of approximately $40.2 million with approximately $44.6 million outstanding at June 30, 2008. The proceeds from the line of credit were used to fund the four acquisitions during the six-month period and to fund the expansion of our property located in Newburyport, Massachusetts.
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
Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in New York, New Jersey, Pennsylvania, Illinois, Texas, Georgia and Washington.
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
Under the terms of the Initial Advisory Agreement and the Amended Advisory Agreement, we were and remain responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest on short-term debt and mortgages, tax preparation, directors and officers insurance, stock transfer services, stockholder related fees, consulting and related fees. During the three and six months ended June 30, 2008, the total amount of these expenses that we incurred was approximately $4.5 million and $8.9 million, respectively. During the three and six months ended June 30, 2007, the total amount of these expenses that we incurred was approximately $3.3 million and $6.4 million, respectively. All of these charges are incurred directly by us rather than by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the three and six months ended June 30, 2008 and 2007, none of these expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
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

For the three and six months ended June 30, 2008, the base management fee was $419,857 and $851,725, respectively. For the three and six months ended June 30, 2007, the base management fee was $471,091 and $953,135, respectively. For the three and six months ended June 30, 2008, we recorded an incentive fee of $801,832 and $1,506,499, respectively, offset by a credit from an unconditional and irrevocable voluntary waiver issued by the Adviser of $173,697 and $736,052, respectively, for a net incentive fee for the three and six months ended June 30, 2008 of $628,135 and $770,447, respectively. For the three and six months ended June 30, 2007, we recorded an incentive fee of $633,805 and $1,219,573, respectively, fully offset by a credit from an unconditional and irrevocable voluntary waiver issued by the Adviser’s Board of Directors for a net incentive fee for both the three and six months ended June 30, 2007 of $0. Our Board of Directors accepted our Adviser’s offer to waive a portion of the incentive fee for the three and six months ended June 30, 2008, and the entire incentive fee for the three and six months ended June 30, 2007, in order to maintain the current level of distributions to our stockholders. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders, however, our Adviser is not required to issue any waiver, in whole or in part.
Administration Agreement
Under the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. For the three and six months ended June 30, 2008, we incurred $274,541 and $486,737, respectively, for the administration fee. For the three and six months ended June 30, 2007, we incurred $210,126 and $417,144, respectively, for the administration fee.
Critical Accounting Policies
The preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Management relies on its experience, collects historical data and current market data, and analyzes this information in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included elsewhere in this report. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.
Allocation of Purchase Price
When we acquire real estate, we allocate the purchase price to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs, the value of tenant relationships and the value of capital lease obligations, based in each case on their fair values.
Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from 9 to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Management also considers the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. A change in any of the assumptions above, which are very subjective, could have a material impact on our results of operations.

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
Recently Issued Accounting Pronouncements
Refer to Note 1 in the accompanying consolidated financial statements for a summary of all recently issued accounting pronouncements.

Results of Operations
Our weighted-average yield on the portfolio as of June 30, 2008 was approximately 9.47%. The weighted-average yield was calculated by taking the annualized straight-line rent, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not take into account the interest expense incurred on the financings placed on our properties.
A comparison of our operating results for the three and six months ended June 30, 2008 and 2007 is below:

	For the three months ended June 30,				For the six months ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Operating revenues
Rental income	$9,922,018	$7,732,322	$2,189,696	28%	$19,111,483	$14,810,358	$4,301,125	29%
Interest income from mortgage notes receivable	218,805	252,778	(33,973)	-13%	457,102	502,778	(45,676)	-9%
Tenant recovery revenue	84,635	94,468	(9,833)	-10%	170,354	150,203	20,151	13%

Total operating revenues	10,225,458	8,079,568	2,145,890	27%	19,738,939	15,463,339	4,275,600	28%

Operating expenses
Depreciation and amortization	3,185,017	2,636,154	548,863	21%	6,172,777	5,053,966	1,118,811	22%
Property operating expenses	203,858	218,139	(14,281)	-7%	445,426	392,301	53,125	14%
Base management fee	419,857	471,091	(51,234)	-11%	851,725	953,135	(101,410)	-11%
Incentive fee	801,832	633,805	168,027	27%	1,506,499	1,219,573	286,926	24%
Administration fee	274,541	210,126	64,415	31%	486,737	417,144	69,593	17%
Professional fees	147,065	174,667	(27,602)	-16%	244,727	324,108	(79,381)	-24%
Insurance	41,797	58,697	(16,900)	-29%	83,594	117,332	(33,738)	-29%
Directors fees	52,251	54,250	(1,999)	-4%	106,500	108,500	(2,000)	-2%
Stockholder related expense	102,775	75,361	27,414	36%	229,198	174,978	54,220	31%
Asset retirement obligation expense	32,764	28,942	3,822	13%	63,232	57,102	6,130	11%
General and administrative	18,536	21,314	(2,778)	-13%	33,167	61,668	(28,501)	-46%

Total operating expenses before credit from Adviser	5,280,293	4,582,546	697,747	15%	10,223,582	8,879,807	1,343,775	15%

Credit to incentive fee	(173,697)	(633,805)	460,108	-73%	(736,052)	(1,219,573)	483,521	-40%

Total operating expenses	5,106,596	3,948,741	1,157,855	29%	9,487,530	7,660,234	1,827,296	24%

Other income (expense)
Interest income from temporary investments	6,689	63,269	(56,580)	-89%	16,237	292,285	(276,048)	-94%
Interest income — employee loans	50,852	56,458	(5,606)	-10%	102,996	116,880	(13,884)	-12%
Other income	39,697	9,817	29,880	304%	48,993	18,231	30,762	169%
Interest expense	(3,996,249)	(2,702,612)	(1,293,637)	48%	(7,749,853)	(5,217,073)	(2,532,780)	-49%

Total other expense	(3,899,011)	(2,573,068)	(1,325,943)	52%	(7,581,627)	(4,789,677)	(2,791,950)	58%

Income from continuing operations	1,219,851	1,557,759	(337,908)	-22%	2,669,782	3,013,428	(343,646)	-11%

Discontinued operations
Loss from discontinued operations	(406)	(1,503)	1,097	-73%	(33,634)	(5,504)	(28,130)	511%
Net realized income from foreign currency transactions	—	56	(56)	-100%	—	63	(63)	100%
Taxes refunded on sale of real estate	—	—	—	0%	—	78,667	(78,667)	100%

Total discontinued operations	(406)	(1,447)	1,041	-72%	(33,634)	73,226	(106,860)	-146%

Net income	1,219,445	1,556,312	(336,867)	-22%	2,636,148	3,086,654	(450,506)	-15%

Dividends attributable to preferred stock	(1,023,437)	(1,023,437)	—	0%	(2,046,875)	(2,046,874)	(1)	0%

Net income available to common stockholders	$196,008	$532,875	$(336,867)	-63%	$589,273	$1,039,780	$(450,507)	-43%

Operating Revenues
Rental income increased for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, primarily as a result of the 14 properties acquired between June 30, 2007 and June 30, 2008, coupled with properties acquired during the six months ended June 30, 2007 that were held for the full six-month period in 2008.
Interest income from mortgage notes receivable decreased for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, primarily because interest income on our mortgage loan is based on the London Interbank Offered Rate, or LIBOR, which has significantly decreased over the past year.
Tenant recovery revenue remained relatively flat for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Tenant recovery revenue increased for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily as a result of the reimbursement of the ground lease payments on our Tulsa, Oklahoma property acquired in March 2007, which was held for the entire six month period in 2008.
Operating Expenses
Depreciation and amortization expenses increased during the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, as a result of the 14 properties acquired between June 30, 2007 and June 30, 2008, and properties acquired during the six months ended June 30, 2007 that were held for the full six-month period in 2008.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments on our Tulsa, Oklahoma property acquired in March 2007 and overhead expenses paid on behalf of certain of our properties. Property operating expenses remained relatively flat during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Property operating expenses increased during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily as a result of the ground lease payments on our Tulsa, Oklahoma property acquired in March 2007, which was held for the entire six month period in 2008.
The base management fee decreased for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, as a result of a decrease in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Investment Advisory and Administration Agreements.”
The incentive fee increased for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, due to the decrease in total common stockholders’ equity, coupled with the increase in FFO. The calculation of the incentive fee is described in detail above under “Investment Advisory and Administration Agreements.”
The administration fee increased for the three and six months ended June 30, 2008 and 2007, primarily as a result of the increased number of employees of our Administrator, coupled with an increase in overhead expenses allocated by our Administrator. The calculation of the administrative fee is described in detail above under “Investment Advisory and Administration Agreements.”
Professional fees, consisting primarily of legal and accounting fees, decreased during the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, primarily as a result of a reduction in legal fees paid during the three and six months ended June 30, 2008 combined with fees incurred during the three and six months ended June 30, 2007 for state tax research and costs related to the implementation of FIN 48, which were not incurred during the three and six months ended June 30, 2008.

Insurance expense consists of the premiums paid for directors and officers insurance, which is renewed annually each September. Insurance expense decreased for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007 because of a decrease in the premiums for the period from September 2007 through September 2008.
Directors’ fees remained relatively flat for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007.
Stockholder related expense increased for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, primarily as a result of the increase in our costs associated with printing and filing the annual report, coupled with costs associated with the solicitation of the stockholder vote for the 2008 annual meeting.
Asset retirement obligation expense increased for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, primarily as a result of a property acquired between June 30, 2007 and June 30, 2008, which was required to recognize an asset retirement liability, coupled with a property acquired where a liability was recorded during the six months ended June 30, 2007 that was held for the full period in 2008.
General and administrative expenses decreased for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, primarily as a result of a decrease in the number of conferences attended during 2008 and the expenses associated with traveling to these conferences, coupled with a reduction in dues and subscriptions paid.
Other Income and Expense
Interest income from temporary investments decreased during the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007. The decrease was primarily a result of the decrease in our average cash balances during the six months ended June 30, 2008.
During the three and six months ended June 30, 2008, interest income on employee loans decreased, as compared to the three and six months ended June 30, 2007. This decrease was a result of employees who paid off their loans during the three and six months ended June 30, 2008, coupled with other partial principal repayments over the periods.
Other income increased for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007, primarily because of a real estate tax reimbursement we received from our property located in Sterling Heights, Michigan.
Interest expense increased for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007. This was primarily a result of the long term financings we closed on four of our properties subsequent to June 30, 2007, coupled with an increased amount outstanding on our line of credit during the three and six months ended June 30, 2008.
Discontinued Operations
The loss from discontinued operations is the expense related to our two Canadian properties, which were sold in July 2006. The expense relates to legal fees associated with the dissolution of the entities which sold the properties. The 2006 tax returns were filed in March 2007, and we were due a refund of approximately $79,000, which is reflected on the statements of operations under taxes refunded on sale of real estate for the six months ended June 30, 2007.

Net income available to common stockholders
Net income available to common stockholders decreased for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007. This decrease was primarily a result of increased interest expense from the increased number of properties which have long-term financing, partially offset by the increase in the size of our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above.
Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2008, we had approximately $1.8 million in cash and cash equivalents. We have access to our existing line of credit with an available borrowing capacity of $46.7 million, have obtained mortgages on 33 of our properties and have a $20.0 million short-term loan. We expect to obtain additional mortgages collateralized by some or all of our real property in the future. We anticipate continuing to borrow funds and issuing additional equity securities in order to obtain additional capital in the future. However, we cannot determine the terms of future borrowings or equity issuances or whether we will be able to borrow funds or issue equity on terms favorable to us, or if at all. We expect that the funds from our line of credit, our short-term loan and additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future.
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2008 was approximately $8.5 million, compared to net cash provided by operating activities of approximately $7.7 million for the six months ended June 30, 2007. A majority of cash from operating activities is generated from the rental payments we receive from our tenants and the interest payment we receive from our borrower. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit and short-term loan, dividend payments, management fees to our Adviser, and other entity level expenses.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2008 was approximately $40.5 million, which primarily consisted of the purchase of four properties, as described in the “Recent Events” section above, as compared to net cash used in investing activities during the six months ended June 30, 2007 of approximately $54.1 million, which primarily consisted of the purchase of four properties and one leasehold interest. We purchased all of these properties using borrowings under our line of credit.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2008 was approximately $32.4 million, which primarily consisted of the proceeds from borrowings under our line of credit, partially offset by principal repayments on mortgage notes payable, repayments on our line of credit and dividend payments. Net cash provided by financing activities for the six months ended June 30, 2007 was approximately $20.1 million, which primarily consisted of the proceeds received from the long-term financing of six of our properties, partially offset by repayments on our line of credit, payments for deferred financing costs, principal repayments on mortgage notes payable and dividend payments.

Future Capital Needs
As of June 30, 2008, we had investments in 57 real properties for a net value, including intangible assets, of approximately $386.7 million and one mortgage loan receivable for $10.0 million. During the remainder of 2008 and beyond, we expect to complete additional acquisitions of real estate and to originate additional mortgage notes, although there is no guarantee we will be able to do so on favorable terms, if at all. We intend to fund our contractual obligations and acquire additional properties in 2008 by borrowing all or a portion of the purchase price and collateralizing the mortgages with some or all of our real property, by borrowing against our existing line of credit with an available borrowing capacity of $46.7 million, or by issuing additional equity securities under an effective registration statement on Form S-3 (File No. 333-147856) we have on file with the Securities and Exchange Commission (the “Registration Statement”). The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common or preferred stock. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. In addition, we need sufficient capital to fund our dividends, and we may require credits to our management fees, issued from our Adviser, in order to meet these obligations.
Line of Credit
On December 29, 2006, we entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. We subsequently increased the availability under our line of credit to $95 million in November 2007. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our funds from operations, or FFO, beginning with the quarter ended December 31, 2007. In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As we arrange for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of June 30, 2008, there was approximately $44.6 million outstanding under the line of credit at an interest rate of approximately 4.4%. At June 30, 2008, the remaining borrowing capacity available under the line of credit was $46.7 million.
Short-Term Loan
On December 21, 2007, we entered into a $20 million unsecured term loan with KeyBank National Association, which matures on December 21, 2008, with an option to extend for an additional six months. We can exercise the option to extend the term as long as we are in compliance with all covenants under the loan at the time we exercise the option. The interest rate charged on the loan is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. Our ability to maintain this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO beginning with the quarter ended December 31, 2007. As of June 30, 2008, the interest rate on the short-term loan was approximately 5.3%.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of June 30, 2008.

Contractual Obligations
The following table reflects our significant contractual obligations as of June 30, 2008:

	Payments Due by Period
					More than 5
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations (1)	$265,896,692	$21,962,913	$49,378,847	$5,929,630	$188,625,302
Interest on Long-Term Debt Obligations (2)	89,499,628	11,838,478	23,281,586	22,689,584	31,689,980
Capital Lease Obligations (3)	229,223	—	—	—	229,223
Operating Lease Obligations (4)	1,747,200	134,400	268,800	268,800	1,075,200
Purchase Obligations (5)	21,800,000	21,800,000	—	—	—

Total	$379,172,743	$55,735,791	$72,929,233	$28,888,014	$221,619,705

(1)	Long-term debt obligations represent borrowings under our line of credit, term loan and mortgage notes payble that were outstanding as of June 30, 2008. The line of credit matures in December 2009 and the term loan matures in December 2008 with an option to extend for an additional six months.

(2)	Interest on long-term debt obligations does not include interest on our borrowings under our line of credit or term loan. The balance and interest rate on our line of credit and term loan are variable and, thus, the amount of interest has not been calculated for purposes of this table.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.

(5)	The purchase obligations reflected in the above table represents commitments outstanding at June 30, 2008 to purchase real estate.
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

The following table provides a reconciliation of our FFO for the three and six months ended June 30, 2008 and 2007, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share, basic and diluted net income per weighted average common share and the percentage of FFO paid per common share:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net income	$1,219,445	$1,556,312	$2,636,148	$3,086,654
Less: Dividends attributable to preferred stock	(1,023,437)	(1,023,437)	(2,046,875)	(2,046,874)

Net income available to common stockholders	196,008	532,875	589,273	1,039,780

Add: Real estate depreciation and amortization	3,185,017	2,636,154	6,172,777	5,053,966
Less: Gain on sale of real estate, net of taxes paid	—	—	—	(78,667)

FFO available to common stockholders	$3,381,025	$3,169,029	$6,762,050	$6,015,079

Weighted average shares outstanding — basic & diluted	8,565,264	8,565,264	8,565,264	8,565,264

Basic & diluted net income per weighted average common share	$0.02	$0.06	$0.07	$0.12

Basic & diluted FFO per weighted average common share	$0.39	$0.37	$0.79	$0.70

Dividends declared per common share	$0.38	$0.36	$0.75	$0.72

Percentage of FFO paid per common share	95%	97%	95%	103%

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we will be exposed to is interest rate risk. We currently own one variable rate loan receivable, certain of our leases contain escalations based on market interest rates, and the interest rate on our existing line of credit and short-term loan is variable. We seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments.
There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended June 30, 2008 from that disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 27, 2008.
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
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2008, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed by us with the Securities and Exchange Commission on February 27, 2008. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Form 10-K.
Recent accounting pronouncements may impact our results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007),“Business Combinations,” SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for acquisitions involving business combinations, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. SFAS 141R requires that all expenses related to an acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting under SFAS No. 141. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  We are continuing to assess the impact of the adoption of SFAS 141R on our consolidated financial statements, as adoption of this pronouncement on January 1, 2009 could have a material impact on our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on May 22, 2008. The stockholders voted and approved the following matters:
•	The election of four directors to hold office until the 2011 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
Michela A. English	7,767,953	125,386
Anthony W. Parker	7,766,181	127,158
Gerard Mead	7,770,737	122,602
George Stelljes III	7,771,724	121,615
The following directors will continue to hold office until the 2009 Annual Meeting of Stockholders:
David A.R. Dullum
Maurice W. Coulon
Terry Lee Brubaker
The following directors will continue to hold office until the 2010 Annual Meeting of Stockholders:
David Gladstone
Paul W. Adelgren
John H. Outland

•	The approval of an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of our capital stock from 20,000,000 to 50,000,000.

	Shares Voted	Authority	Broker Non-
Shares Voted For	Against	Withheld	Votes
4,295,602	1,724,752	123,645	2,421,264
•	To ratify the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008.

	Shares Voted	Authority	Broker Non-
Shares Voted For	Against	Withheld	Votes
7,754,467	38,667	100,205	671,924
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

Gladstone Commercial Corporation

Date: August 5, 2008	By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer