Form 10-Q
period 2008-09-30
GLADSTONE COMMERCIAL CORP
filed 2008-11-05
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of October 31, 2008 was 8,565,264.

GLADSTONE COMMERCIAL CORPORATION
TABLE OF CONTENTS

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Real estate, net	$367,715,344	$324,761,772
Lease intangibles, net	32,467,191	28,989,556
Mortgage notes receivable	10,000,000	10,000,000
Cash and cash equivalents	3,064,675	1,356,408
Restricted cash	2,637,531	1,914,067
Funds held in escrow	1,988,558	1,401,695
Deferred rent receivable	6,667,829	5,094,799
Deferred financing costs, net	4,752,282	4,405,129
Prepaid expenses and other assets	989,645	979,263

TOTAL ASSETS	$430,283,055	$378,902,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$255,425,225	$202,120,471
Short-term loan and borrowings under line of credit	30,200,000	24,400,000
Deferred rent liability	3,343,863	3,933,035
Asset retirement obligation liability	2,155,341	1,811,752
Accounts payable and accrued expenses	514,222	778,949
Due to adviser (Refer to Note 2)	1,231,722	784,301
Obligation under capital lease	232,301	—
Rent received in advance, security deposits and funds held in escrow	3,600,768	2,706,113

Total Liabilities	296,703,442	236,534,621

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding	2,150	2,150
Common stock, $0.001 par value, 47,700,000 shares authorized and 8,565,264 shares issued and outstanding	8,565	8,565
Additional paid in capital	170,640,979	170,640,979
Notes receivable — employees	(2,629,846)	(2,769,923)
Distributions in excess of accumulated earnings	(34,442,235)	(25,513,703)

Total Stockholders’ Equity	133,579,613	142,368,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$430,283,055	$378,902,689

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Operating revenues
Rental income	$10,157,553	$8,024,305	$29,269,036	$22,834,663
Interest income from mortgage notes receivable	216,446	255,555	673,548	758,333
Tenant recovery revenue	83,144	80,648	253,495	230,851

Total operating revenues	10,457,143	8,360,508	30,196,079	23,823,847

Operating expenses
Depreciation and amortization	3,262,903	2,668,383	9,435,690	7,722,349
Property operating expenses	225,020	204,972	670,442	597,273
Base management fee (Refer to Note 2)	404,108	459,202	1,255,833	1,412,337
Incentive fee (Refer to Note 2)	793,787	677,104	2,300,286	1,896,677
Administration fee (Refer to Note 2)	238,241	175,852	724,978	592,996
Professional fees	117,857	118,371	362,584	442,479
Insurance	43,354	53,943	126,947	171,275
Directors fees	54,702	66,250	161,202	174,750
Stockholder related expenses	42,232	40,991	271,430	215,969
Asset retirement obligation expense	35,157	29,440	98,394	86,542
General and administrative	105,999	17,452	139,151	79,119

Total operating expenses before credit from Adviser	5,323,360	4,511,960	15,546,937	13,391,766

Credit to incentive fee (Refer to Note 2)	(205,876)	(526,991)	(941,928)	(1,746,564)

Total operating expenses	5,117,484	3,984,969	14,605,009	11,645,202

Other income (expense)
Interest income from temporary investments	4,559	33,105	20,796	325,390
Interest income — employee loans	49,624	52,728	152,620	169,608
Other income	7,500	9,896	56,493	28,127
Interest expense	(4,258,461)	(2,920,270)	(12,008,316)	(8,137,343)

Total other expense	(4,196,778)	(2,824,541)	(11,778,407)	(7,614,218)

Income from continuing operations	1,142,881	1,550,998	3,812,663	4,564,427

Discontinued operations
(Loss) income from discontinued operations	(1,322)	5,975	(34,956)	471
Net realized income from foreign currency transactions	—	33,487	—	33,550
Taxes refunded on sale of real estate	—	—	—	78,667

Total discontinued operations	(1,322)	39,462	(34,956)	112,688

Net income	1,141,559	1,590,460	3,777,707	4,677,115

Dividends attributable to preferred stock	(1,023,437)	(1,023,438)	(3,070,312)	(3,070,312)

Net income available to common stockholders	$118,122	$567,022	$707,395	$1,606,803

Earnings per weighted average common share — basic & diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.01	$0.07	$0.08	$0.18
Discontinued operations	0.00	0.00	0.00	0.01

Net income available to common stockholders	$0.01	$0.07	$0.08	$0.19

Weighted average shares outstanding- basic & diluted	8,565,264	8,565,264	8,565,264	8,565,264

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,777,707	$4,677,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,435,690	7,722,349
Amortization of deferred financing costs	806,075	509,990
Amortization of deferred rent asset and liability, net	(399,049)	(399,051)
Accretion of obligation under capital lease	7,234	—
Asset retirement obligation expense	98,394	86,542
Decrease (increase) in prepaid expenses	(110,382)	28,815
Increase in deferred rent receivable	(1,763,153)	(1,247,345)
Increase in accounts payable, accrued expenses, and amount due adviser	182,694	516,996
Increase in rent received in advance	171,191	137,534

Net cash provided by operating activities	12,206,401	12,032,945

Cash flows from investing activities:
Real estate investments	(48,935,032)	(85,742,539)
Receipts from lenders for reserves held in escrow	630,033	1,007,684
Payments to lenders for reserves held in escrow	(1,216,896)	(1,010,385)
Increase in restricted cash	(723,464)	(275,696)
Deposits on future acquisitions	(1,650,000)	(1,310,000)
Deposits applied against real estate investments	1,750,000	1,610,000

Net cash used in investing activities	(50,145,359)	(85,720,936)

Cash flows from financing activities:
Borrowings under mortgage notes payable	48,015,000	32,521,691
Principal repayments on mortgage notes payable	(1,171,849)	(599,328)
Principal repayments on employee notes receivable from sale of common stock	140,077	400,598
Borrowings from line of credit	62,600,000	24,200,000
Repayments on line of credit	(56,800,000)	(4,200,000)
Receipts from tenants from reserves	1,746,804	1,446,577
Payments to tenants from reserves	(1,555,146)	(1,311,406)
Increase in security deposits	531,806	140,525
Payments for deferred financing costs	(1,153,228)	(770,761)
Dividends paid for common and preferred	(12,706,239)	(12,320,797)

Net cash provided by financing activities	39,647,225	39,507,099

Net increase (decrease) in cash and cash equivalents	1,708,267	(34,180,892)

Cash and cash equivalents, beginning of period	1,356,408	36,005,686

Cash and cash equivalents, end of period	$3,064,675	$1,824,794

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION

Additions to real estate included in accounts payable, accrued expenses, and amount due adviser	$—	$409,000

Increase in asset retirement obligation	$245,195	$150,523

Fixed rate debt assumed in connection with acquisitions	$6,461,603	$4,506,689

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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was approximately $2.3 million and $6.7 million for the three and nine months ended September 30, 2008, respectively, and approximately $1.8 million and $5.2 million for the three and nine months ended September 30, 2007, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $63,374 and $190,123 for the three and nine months ended September 30, 2008 and 2007, respectively. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $196,391 and $589,173 for the three and nine months ended September 30, 2008 and 2007, respectively.

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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets was approximately $0.9 million and $2.8 million for the three and nine months ended September 30, 2008, respectively, and approximately $0.8 million and $2.5 million for the three and nine months ended September 30, 2007, respectively.
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
Cash and cash equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. All of the Company’s cash and cash equivalents at September 30, 2008 were held in the custody of one financial institution, and the Company’s balance at times may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

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
Deferred financing costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method over the term of the financing secured. The Company made payments of $1,096,766 and $1,153,228 for deferred financing costs during the three and nine months ended September 30, 2008, respectively, and $82,736 and $770,761 for the three and nine months ended September 30, 2007, respectively. Total amortization expense related to deferred financing costs was $300,318 and $806,075 for the three and nine months ended September 30, 2008, respectively, and $176,817 and $509,990 for the three and nine months ended September 30, 2007, respectively. Accumulated amortization was $2,990,567 and $2,184,492 as of September 30, 2008 and December 31, 2007, respectively.
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
Revenue recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals. We recognize such revenues on a straight-line basis by averaging the non-cancelable rental revenues over the lease terms. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an increase in the allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of September 30, 2008.

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
Certain of the Company’s mortgage loans and leases have embedded derivatives in the form of interest rate floors and ceilings. These embedded derivatives do not require separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
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
Foreign currency transactions
The Company purchased two properties in Canada in October 2004. These properties were classified as held for sale as of June 30, 2006, and were sold in July 2006. All gains and losses from foreign currency transactions are reflected in discontinued operations in the Company’s consolidated financial statements. The Company had a bank account in Canada, which was closed in December 2007. The cash account was re-valued at each balance sheet date to reflect the then current exchange rate. The gains or losses from the valuation of the cash were recorded on the income statement as a realized gain or loss. Realized foreign currency gains of $33,487 and $33,550 were recorded for the three and nine months ended September 30, 2007, respectively. There were no realized foreign currency gains or losses recorded for the three and nine months ended September 30, 2008 since the account was closed in December 2007.

Asset retirement obligations
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”).  FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated.  FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The Company accrued a liability during the nine months ended September 30, 2008 of $245,195 related to properties acquired during the period. The Company also recorded expense of $35,157 and $98,394 for the three and nine months ended September 30, 2008, respectively, and $29,440 and $86,542 for the three and nine months ended September 30, 2007, respectively, related to the cumulative accretion of the obligation.
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
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has only partially adopted the provisions of SFAS 157 because of the issuance of FSP SFAS 157-2 (the “FSP”), which allows companies to delay the effective date of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption had no impact on the Company’s results of operations.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for acquisitions involving business combinations, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. SFAS 141R also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting under SFAS No. 141. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  If SFAS 141R had been in effect as of January 1, 2008, the Company would have expensed approximately $0.73 million of transaction costs related to the six acquisitions completed during the nine months ended September 30, 2008, or approximately 1.4% of the total purchase price of the acquired properties, which would have resulted in a decrease in funds from operations (“FFO”) of approximately 7.2%. The impact on the Company’s results of operations could differ significantly when the pronouncement is adopted on January 1, 2009.

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
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years, and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the impact the adoption of the pronouncement will have on its results of operations.
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

2. Management Advisory Fee
The Company has been externally managed pursuant to a contractual investment advisory arrangement with its Adviser, under which its Adviser has directly employed all of the Company’s personnel and paid its payroll, benefits, and general expenses directly. The Company’s initial investment advisory agreement with its Adviser was in place from August 12, 2003 through December 31, 2006 (the “Initial Advisory Agreement”). On January 1, 2007, the Company entered into an amended and restated investment advisory agreement with its Adviser (the “Amended Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with a wholly-owned subsidiary of the Adviser, Gladstone Administration, LLC (the “Administrator”). The management services and fees in effect under the Amended Advisory and Administration Agreements are described below.
Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on FFO. For the three and nine months ended September 30, 2008, the Company recorded a base management fee of $404,108 and $1,255,833, respectively, and for the three and nine months ended September 30, 2007, the Company recorded a base management fee of $459,202 and $1,412,337, respectively. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any dividends paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser also receives an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%.
For the three and nine months ended September 30, 2008, the Company recorded an incentive fee of $793,787 and $2,300,286, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of $205,876 and $941,928, respectively, for a net incentive fee for the three and nine months ended September 30, 2008 of $587,911 and $1,358,358, respectively. For the three and nine months ended September 30, 2007, the Company recorded an incentive fee of $677,104 and $1,896,677, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of $526,991 and $1,746,564, respectively, for a net incentive fee for the three and nine months ended September 30, 2007 of $150,113. The board of directors of the Company accepted the Adviser’s offer to unconditionally, irrevocably and voluntarily waive a portion of the incentive fee for the three and nine months ended September 30, 2008 and 2007, in order to maintain the current level of distributions to the Company’s stockholders.
Administration Agreement
Under the Administration Agreement, the Company pays separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by the Adviser under similar agreements. For the three and nine months ended September 30, 2008, the Company recorded an administration fee of $238,241 and $724,978, respectively, and for the three and nine months ended September 30, 2007, the Company recorded an administration fee of $175,852 and $592,996, respectively.

3. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net income available to common stockholders	$118,122	$567,022	$707,395	$1,606,803

Denominator for basic & diluted weighted average shares	8,565,264	8,565,264	8,565,264	8,565,264

Basic & diluted earnings per common share	$0.01	$0.07	$0.08	$0.19

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
Real estate:
Land	$55,226,042	(1)	$48,867,482
Building	325,090,570		283,829,987
Tenant improvements	9,820,706		7,802,937
Accumulated depreciation	(22,421,974)		(15,738,634)

Real estate, net	$367,715,344		$324,761,772

(1)	Includes land held under a capital lease carried at approximately $1.1 million.

During the nine months ended September 30, 2008, the Company acquired six properties, which are summarized below:

(1)	On January 29, 2008, the Company acquired a 42,900 square foot industrial building in Reading, Pennsylvania for approximately $7.2 million, including transaction costs. At closing, the Company extended a 20 year triple net lease with the sole tenant, and the tenant has four options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.72 million.

(2)	On February 26, 2008, the Company acquired a 74,160 square foot office building in Fridley, Minnesota for approximately $10.6 million, including transaction costs. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately five years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.95 million. The Company was also assigned a ground lease on the parking lot at the time of closing, which has a remaining term of approximately six years. At the end of the term, the Company is required to purchase the land. The rent due under the ground lease had been prepaid by the previous owner through the end of the term.

(3)	On March 31, 2008, the Company acquired a 273,300 square foot industrial building in Concord Township, Ohio for approximately $15.3 million, including transaction costs. At closing, the Company extended a 20 year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.72 million.

(4)	On April 30, 2008, the Company acquired a 74,950 square foot industrial building in Pineville, North Carolina for approximately $3.9 million, including transaction costs. At closing, the Company extended a 20 year triple net lease with the sole tenant, and the tenant has three options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.43 million.

(5)	On August 29, 2008, the Company acquired a 223,458 square foot industrial building in Marietta, Ohio for approximately $8.1 million, including transaction costs. At closing, the Company extended a 20 year triple net lease with the sole tenant, and the tenant has two options to extend the lease for additional periods of ten years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.90 million.

(6)	On August 29, 2008, the Company acquired a 67,200 square foot office building in Chalfont, Pennsylvania for approximately $8.4 million, including transaction costs, which was funded by a combination of cash on hand, and the assumption of approximately $6.5 million of financing on the property. At closing, the Company was assigned the previously existing triple net lease with the sole tenant, which had a remaining term of approximately 7 years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.76 million.
In accordance with SFAS No. 141, “Business Combinations,” the Company allocated the purchase price of the properties acquired during the nine months ended September 30, 2008 as follows:

			Tenant			Customer		Total Purchase
	Land	Building	Improvements	In-place Leases	Leasing Costs	Relationships	Obligations	Price
Reading, Pennsylvania	$490,646	$6,188,168	$14,208	$362,479	$1,786	$141,232	$—	$7,198,519
Fridley, Minnesota	1,354,233	7,454,098	619,428	452,414	171,005	807,950	(225,067)	10,634,061
Concord Township, Ohio	1,796,467	10,254,003	900,120	1,702,792	5,102	917,661	(245,198)	15,330,947
Pineville, North Carolina	669,025	2,930,295	98,025	151,426	2,218	93,080	—	3,944,069
Marietta, Ohio	829,014	6,537,796	69,469	479,124	3,268	179,014	—	8,097,685
Chalfont, Pennsylvania	1,249,415	6,105,819	316,519	172,278	189,326	397,841	—	8,431,198

	$6,388,800	$39,470,179	$2,017,769	$3,320,513	$372,705	$2,536,778	$(470,265)	$53,636,479

Intangible Assets
The weighted average amortization period for the intangible assets acquired during the nine months ended September 30, 2008, were as follows:

Intangible assets	Years
In-place leases	16.8
Leasing costs	18.2
Customer relationships	22.7
All intangible assets	16.7
There were no allocations to above or below market lease intangibles for the six acquisitions during the nine months ended September 30, 2008.

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, in effect at September 30, 2008, were as follows:

Tenant
Lease Payments
Three months ending December 31, 2008	$9,922,367
Year ending December 31, 2009	38,749,365
2010	38,743,925
2011	38,352,963
2012	38,056,061
2013	32,691,790
Thereafter	184,282,955
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at September 30, 2008 was approximately $5.5 million, and the total annual ground lease payments on the Tulsa, Oklahoma property was approximately $134,000.
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	September 30, 2008		December 31, 2007
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$15,981,245	$(4,661,864)	$12,660,732	$(3,414,868)
Leasing costs	9,662,731	(2,769,660)	9,290,026	(2,114,233)
Customer relationships	17,136,501	(2,881,762)	14,599,726	(2,031,827)

	$42,780,477	$(10,313,286)	$36,550,484	$(7,560,928)

The estimated aggregate amortization expense for the remainder of the current and each of the five succeeding fiscal years is as follows:

Estimated Aggregate
Amortization Expense
Three months ending December 31, 2008	$688,090
Year ending December 31, 2009	2,687,299
2010	2,623,713
2011	2,480,618
2012	2,190,906
2013	1,312,252
Thereafter	6,319,267
5. Discontinued Operations
On July 21, 2006, the Company sold its two Canadian properties for approximately $6.9 million, for a gain on the sale of approximately $1.4 million. The Company incurred approximately $315,000 in taxes related to the gain on the sale in 2006. The 2006 tax returns were subsequently filed in March of 2007, and the amount owed was approximately $236,000. The Company received a refund in 2007 in the amount of approximately $79,000, which is reflected in the accompanying statement of operations in discontinued operations under taxes refunded on sale of real estate. The operating expenses recorded during the three and nine months ended September 30, 2008 are legal fees related to the Canadian entities which have been dissolved.

The Company classified its two Canadian properties as discontinued operations, in accordance with the provisions of SFAS 144. The table below summarizes the components of income (loss) from discontinued operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Operating (expense) income	$(1,322)	$5,975	$(34,956)	$471

Net realized income from foreign currency transactions	—	33,487	—	33,550

Taxes refunded on sale of real estate	—	—	—	78,667

(Loss) income from discontinued operations	$(1,322)	$39,462	$(34,956)	$112,688

6. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million, collateralized by an office building in McLean, Virginia, where the Company’s Adviser and Administrator are subtenants in the building. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month London Interbank Offered Rate (“LIBOR”) rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term. At September 30, 2008, the interest rate was 8.5%.
7. Mortgage Notes Payable, Line of Credit and Short-Term Loan
The Company’s mortgage notes payable, line of credit and short-term loan as of September 30, 2008 and December 31, 2007 are summarized below:

	Date of Issuance/	Principal Maturity		Stated Interest Rate at	Principal Balance Outstanding
	Assumption	Date		September 30, 2008 (1)	September 30, 2008	December 31, 2007
Fixed-Rate Mortgage Notes Payable:
	3/16/2005	4/1/2030		6.33%	$2,958,913	$3,003,582
	8/25/2005	9/1/2015		5.33%	21,448,474	21,664,476
	9/12/2005	9/1/2015		5.21%	12,588,000	12,588,000
	12/21/2005	12/8/2015		5.71%	19,280,744	19,456,000
	2/21/2006	12/1/2013		5.91%	9,369,889	9,480,063
	2/21/2006	6/30/2014		5.20%	19,529,866	19,782,270
	3/29/2006	4/1/2016		5.92%	17,000,000	17,000,000
	4/27/2006	5/5/2016		6.58%	14,324,718	14,514,214
	11/22/2006	12/1/2016		5.76%	14,309,000	14,309,000
	12/22/2006	1/1/2017		5.79%	21,846,000	21,846,000
	2/8/2007	3/1/2017		6.00%	13,775,000	13,775,000
	6/5/2007	6/8/2017		6.11%	14,240,000	14,240,000
	9/6/2007	12/11/2015		5.81%	4,442,289	4,487,205
	10/15/2007	11/8/2017		6.63%	15,855,560	15,974,661
	8/29/2008	6/1/2016		6.80%	6,441,772	—
	9/15/2008	10/1/2010		6.85%	48,015,000	—

Total Fixed-Rate Mortgage Notes Payable:					255,425,225	202,120,471

Variable-Rate Line of Credit:	12/29/2006	12/29/2009	(2)	LIBOR + 1.9%	10,200,000	4,400,000

Variable-Rate Short-Term Loan:	12/21/2007	12/21/2008	(3)	LIBOR + 2.75%	20,000,000	20,000,000

Total Mortgage Notes Payable, Line of Credit and Short-Term Loan					$285,625,225	$226,520,471

(1)	The weighted average interest rate on all debt outstanding at September 30, 2008 was approximately 5.92%.

(2)	The line of credit may be extended for a one-year period at the Company’s option, subject to certain conditions.

(3)	The short-term loan may be extended for a six-month period at the Company’s option, subject to certain conditions.

Mortgage Notes Payable
As of September 30, 2008 the Company had 16 fixed-rate mortgage notes payable, collateralized by a total of 55 properties. The obligor under each of these notes is a wholly-owned separate borrowing entity, which owns the real estate collateral. The Company is not a co-borrower but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct.  The Company also indemnifies lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.  The weighted-average interest rate on the mortgage notes payable as of September 30, 2008 was approximately 6.0%.
The fair market value of all fixed-rate mortgage notes payable outstanding as of September 30, 2008 was approximately $231.4 million, as compared to the carrying value stated above of approximately $255.4 million. The fair market value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of interest rates on long-term debt with comparable terms.
On August 29, 2008, the Company assumed approximately $6.4 million of indebtedness pursuant to a long-term note payable from GE Commercial Mortgage Financial Corporation (“GE”), in connection with the Company’s acquisition, on the same date, of a property located in Chalfont, Pennsylvania. The note accrues interest at a rate of 6.8% per year, and the Company may not repay this note prior to maturity, or the Company may be subject to a substantial prepayment penalty. The note matures on June 1, 2016.
On September 15, 2008, through wholly-owned subsidiaries, the Company borrowed approximately $48.0 million pursuant to a long-term note payable from GE, which is collateralized by security interests in 15 properties. The note accrues interest at a rate of 6.85% per year and the Company may not repay this note prior to maturity, or the Company would be subject to a substantial prepayment penalty. The note has a maturity date of October 1, 2010, with three annual extension options through October 1, 2013. The Company used the proceeds from the note to pay down the outstanding balance on the line of credit.
Scheduled principal payments of mortgage notes payable are as follows:

Scheduled principal
payments
Three months ending December 31, 2008	$467,668
Year ending December 31, 2009	2,380,065
2010	50,539,216
2011	2,820,750
2012	3,107,172
2013	11,837,278
Thereafter	184,273,076

$255,425,225

Line of Credit
On December 29, 2006, the Company entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association (“KeyBank”), which matures on December 29, 2009 with an option to extend for an additional year. The Company subsequently increased the availability under the line of credit to $95 million in November 2007. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its FFO, beginning with the quarter ended December 31, 2007. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As the Company arranges for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The availability under the line of credit may also be reduced by letters of credit used in the ordinary course of business. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of September 30, 2008, there was approximately $10.2 million outstanding under the line of credit at an interest rate of approximately 5.7%, and approximately $5.1 million outstanding under letters of credit at a weighted average interest rate of approximately 2.0%. At September 30, 2008, the remaining borrowing capacity available under the line of credit was $79.7 million, and the Company was in compliance with all covenants under the line of credit.
Short-Term Loan
On December 21, 2007, the Company entered into a $20 million unsecured term loan with KeyBank, which matures on December 21, 2008 with an option to extend for an additional six months. The Company can exercise the option to extend the term as long as it is in compliance with all covenants under the loan at the time it exercises its option. The interest rate charged on the loan is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The Company’s ability to maintain this funding source is subject to it continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit distributions to its stockholders to 95% of its FFO beginning with the quarter ended December 31, 2007. As of September 30, 2008, the interest rate on the short-term loan was approximately 5.2%, and the Company was in compliance with all covenants under the short-term loan.
8. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the nine months ended September 30, 2008:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2007	$8,565	$2,150	$170,640,979	$(2,769,923)	$(25,513,703)	$142,368,068

Repayment of Principal on Notes Receivable	—	—	—	140,077	—	140,077

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(12,706,239)	(12,706,239)

Net income	—	—	—	—	3,777,707	3,777,707

Balance at September 30, 2008	$8,565	$2,150	$170,640,979	$(2,629,846)	$(34,442,235)	$133,579,613

Dividends paid per common share for the three and nine months ended September 30, 2008 were $0.375 and $1.125 per share, respectively, and for the three and nine months ended September 30, 2007 were $0.36 and $1.08, respectively. Dividends paid per share of Series A Preferred Stock for both the three and nine months ended September 30, 2008 and 2007 were approximately $0.48 and $1.45 per share, respectively. Dividends paid per share of Series B Preferred Stock for both the three and nine months ended September 30, 2008 and 2007 were approximately $0.47 and $1.41 per share, respectively.

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of	Strike Price of	Amount of	Balance of
	Options	Options	Promissory Note	Employee Loans		Interest Rate
Date Issued	Exercised	Exercised	Issued to Employees	at 9/30/08	Term of Note	on Note
Sep-04	25,000	$15.00	$375,000	$366,348	9 years	5.00%
Apr-06	12,422	16.10	199,994	199,994	9 years	7.77%
May-06	50,000	16.85	842,500	842,500	10 years	7.87%
May-06	15,000	16.10	241,500	241,500	10 years	7.87%
May-06	2,500	16.01	40,000	38,544	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	16.68	33,360	33,360	10 years	7.87%
May-06	2,000	15.00	30,000	30,000	10 years	7.87%
Oct-06	12,000	16.10	193,200	193,200	9 years	8.17%
Nov-06	25,000	15.00	375,000	245,000	9 years	8.15%
Dec-06	25,000	15.00	375,000	375,000	10 years	8.12%

	174,922		$2,769,954	$2,629,846

In accordance with the note agreements with each employee, they are required to remit interest payments to the Company on their outstanding loan balance quarterly in arrears. In accordance with Emerging Issues Task Force No. 85-1, “Classifying Notes Received for Sale of Stock,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as loans to employees and are included in the equity section of the accompanying consolidated balance sheets.
9. Segment Information
As of September 30, 2008, the Company’s operations were derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three and nine months ended September 30, 2008 and 2007:

	As of and for the three months ended September 30, 2008				As of and for the nine months ended September 30, 2008
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Operating revenues	$10,240,697	$216,446	$—	$10,457,143	$29,522,531	$673,548	$—	$30,196,079
Operating expenses	(3,523,080)	—	(1,594,404)	(5,117,484)	(10,204,526)	—	(4,400,483)	(14,605,009)
Other expense	(3,183,823)	—	(1,012,955)	(4,196,778)	(9,128,081)	—	(2,650,326)	(11,778,407)
Discontinued operations	(1,322)	—	—	(1,322)	(34,956)	—	—	(34,956)

Net income	$3,532,472	$216,446	$(2,607,359)	$1,141,559	$10,154,968	$673,548	$(7,050,809)	$3,777,707

Total Assets	$409,461,178	$10,070,714	$10,751,163	$430,283,055	$409,461,178	$10,070,714	$10,751,163	$430,283,055

	As of and for the three months ended September 30, 2007				As of and for the nine months ended September 30, 2007
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other	Total
Operating revenues	$8,104,953	$255,555	$—	$8,360,508	$23,065,514	$758,333	$—	$23,823,847
Operating expenses	(2,902,795)	—	(1,082,174)	(3,984,969)	(8,406,164)	—	(3,239,038)	(11,645,202)
Other expense	(2,693,509)	—	(131,032)	(2,824,541)	(7,502,386)	—	(111,832)	(7,614,218)
Discontinued operations	39,462	—	—	39,462	112,688	—	—	112,688

Net income	$2,548,111	$255,555	$(1,213,206)	$1,590,460	$7,269,652	$758,333	$(3,350,870)	$4,677,115

Total Assets	$343,702,960	$10,083,333	$7,559,584	$361,345,877	$343,702,960	$10,083,333	$7,559,584	$361,345,877

The amounts included under the other column in the tables above include other income, which consists of interest income and any other miscellaneous income earned, operating expenses that were not specifically derived from either operating segment, and other expense that is not specifically related to either operating segment.
10. Pro Forma Financial Information
The Company acquired six properties during the nine months ended September 30, 2008. The following table reflects pro-forma condensed consolidated income statements as if the six properties were acquired as of the beginning of the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Operating Data:
Total operating revenue	$10,719,521	$9,730,400	$32,138,406	$27,933,522
Total operating expenses	(5,313,745)	(4,720,207)	(15,810,891)	(13,998,829)
Other expense	(4,320,745)	(3,427,951)	(11,984,983)	(8,217,628)

Income from continuing operations	1,085,031	1,582,242	4,342,532	5,717,065

Dividends attributable to preferred stock	(1,023,437)	(1,023,438)	(3,070,312)	(3,070,312)

Net income from continuing operations available to common stockholders	$61,594	$558,804	$1,272,220	$2,646,753

Share and Per Share Data:
Basic & diluted net income from continuing operations	$0.01	$0.07	$0.15	$0.31
Weighted average shares outstanding-basic & diluted	8,565,264	8,565,264	8,565,264	8,565,264
These pro-forma condensed consolidated income statements are not necessarily indicative of what actual results would have been had the Company acquired the specified properties as of the beginning of the periods presented.
11. Commitments and Contingencies
The Company is required to pay ground lease payments on its Tulsa, Oklahoma property. The lease expires in June 2021. Future operating lease payments under the non-cancelable lease, in effect at September 30, 2008 were as follows:

Lease Payments
Three months ending December 31, 2008	$33,600
Year ending December 31, 2009	134,400
2010	134,400
2011	134,400
2012	134,400
2013	134,400
Thereafter	1,008,000
12. Subsequent Events
On October 7, 2008, the Company’s Board of Directors declared cash dividends of $0.125 per common share, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of October, November and December 2008. Monthly dividends will be payable on October 31, 2008, November 28, 2008 and December 31, 2008, to those stockholders of record as of the close of business for the dates of October 23, 2008, November 19, 2008 and December 22, 2008, respectively.

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
General
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
Business Environment
Conditions within the U.S. credit markets in general and the U.S. real estate credit markets in particular continue to experience historical levels of dislocation and stress that began in the summer of 2007. These conditions continue to impact us in a variety of ways, including making it difficult for us to price and finance new investment opportunities on attractive terms. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us. If market instability persists or intensifies, we may experience challenges in raising additional capital. Continued weak economic conditions could adversely impact the financial condition of one or more of our tenants and therefore, could make a tenant bankruptcy and payment default on the related lease more likely. Currently, all of our properties are fully leased and all but one of our tenants and our borrower are current and paying in accordance with their leases and loan, respectively.

At September 30, 2008, we owned 65 properties totaling approximately 6.3 million square feet, and had one mortgage loan outstanding. The total gross investment in these acquisitions, including the mortgage loan investment, was approximately $442.9 million at September 30, 2008. Prior to September 30, 2008, we reported the aggregate number of properties we own based on the appraisals obtained in connection with the acquisition of our properties, which occasionally grouped two or more buildings together. At September 30, 2008 we are reporting, and in future periods we will report, our aggregate number of properties based on the number of individual buildings. Below is a summary of the properties we owned as of the respective periods, using the new methodology:

As of:	Total properties owned
December 31, 2006	42
March 31, 2007	46
June 30, 2007	47
September 30, 2007	51
December 31, 2007	59
March 31, 2008	62
June 30, 2008	63
September 30, 2008	65
Recent Events
Investment Activities: During the nine months ended September 30, 2008, we acquired six properties totaling approximately 756,000 square feet for approximately $53.6 million, and made capital improvements to our properties located in Newburyport, Massachusetts and Arlington, Texas for approximately $1.8 million, resulting in a total investment of approximately $55.4 million. Of the total investment, $48.9 million was funded under our line of credit and the remaining $6.5 million was funded under a long-term note payable with GE Commercial Mortgage Financial Corporation or GE, assumed in connection with an acquisition.
Financing Activities: During the nine months ended September 30, 2008, we had net borrowings under our line of credit of approximately $5.8 million with approximately $10.2 million outstanding at September 30, 2008. The proceeds from the line of credit were used to fund the six acquisitions during the nine-month period and to fund capital improvements to our properties located in Newburyport, Massachusetts and Arlington, Texas. In September 2008, we borrowed approximately $48.0 million pursuant to a long-term note payable with GE, collateralized by security interests in 15 of our properties. The proceeds from the long-term note payable were used to pay down the line of credit.
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
Under the terms of the Initial Advisory Agreement and the Amended Advisory Agreement, we were and remain responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest on short-term debt and mortgages, tax preparation, directors and officers insurance, stock transfer services, stockholder related fees, consulting and related fees. During the three and nine months ended September 30, 2008, the total amount of these expenses that we incurred was approximately $4.8 million and $13.8 million, respectively. During the three and nine months ended September 30, 2007, the total amount of these expenses that we incurred was approximately $3.4 million and $9.8 million, respectively. All of these charges are incurred directly by us rather than by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the three and nine months ended September 30, 2008 and 2007, none of these expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
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
For the three and nine months ended September 30, 2008, the base management fee was $404,108 and $1,255,833, respectively. For the three and nine months ended September 30, 2007, the base management fee was $459,202 and $1,412,337, respectively. For the three and nine months ended September 30, 2008, we recorded an incentive fee of $793,787 and $2,300,286, respectively, offset by a credit from an unconditional and irrevocable voluntary waiver issued by the Adviser of $205,876 and $941,928, respectively, for a net incentive fee for the three and nine months ended September 30, 2008 of $587,911 and $1,358,358, respectively. For the three and nine months ended September 30, 2007, we recorded an incentive fee of $677,104 and $1,896,677, respectively, offset by a credit from an unconditional and irrevocable voluntary waiver issued by the Adviser of $526,991 and $1,746,564, respectively, for a net incentive fee for both the three and nine months ended September 30, 2007 of $150,113. Our Board of Directors accepted our Adviser’s offer to waive a portion of the incentive fee for the three and nine months ended September 30, 2008 and 2007, in order to maintain the current level of distributions to our stockholders. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders, however, our Adviser is not required to issue any waiver, in whole or in part.

Administration Agreement
Under the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. For the three and nine months ended September 30, 2008, we incurred $238,241 and $724,978, respectively, for the administration fee. For the three and nine months ended September 30, 2007, we incurred $175,852 and $592,996, respectively, for the administration fee.
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
Results of Operations
Our weighted-average yield on the portfolio as of September 30, 2008 was approximately 9.53%. Our weighted-average yields on the six properties acquired during the nine months ended September 30, 2008 were as follows:

Date Acquired	Property Location	Weighted-Average Yield
1/29/08	Reading, Pennsylvania	9.95%
2/26/08	Fridley, Minnesota	8.93%
3/31/08	Concord Township, Ohio	11.27%
4/30/08	Pineville, North Carolina	11.06%
8/29/08	Marietta, Ohio	11.07%
8/29/08	Chalfont, Pennsylvania	9.01%
The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rent, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not take into account the interest expense incurred on the financings placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2008 and 2007 is below:

	For the three months ended September 30,				For the nine months ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Operating revenues
Rental income	$10,157,553	$8,024,305	$2,133,248	27%	$29,269,036	$22,834,663	$6,434,373	28%
Interest income from mortgage notes receivable	216,446	255,555	(39,109)	-15%	673,548	758,333	(84,785)	-11%
Tenant recovery revenue	83,144	80,648	2,496	3%	253,495	230,851	22,644	10%

Total operating revenues	10,457,143	8,360,508	2,096,635	25%	30,196,079	23,823,847	6,372,232	27%

Operating expenses
Depreciation and amortization	3,262,903	2,668,383	594,520	22%	9,435,690	7,722,349	1,713,341	22%
Property operating expenses	225,020	204,972	20,048	10%	670,442	597,273	73,169	12%
Base management fee	404,108	459,202	(55,094)	-12%	1,255,833	1,412,337	(156,504)	-11%
Incentive fee	793,787	677,104	116,683	17%	2,300,286	1,896,677	403,609	21%
Administration fee	238,241	175,852	62,389	35%	724,978	592,996	131,982	22%
Professional fees	117,857	118,371	(514)	0%	362,584	442,479	(79,895)	-18%
Insurance	43,354	53,943	(10,589)	-20%	126,947	171,275	(44,328)	-26%
Directors fees	54,702	66,250	(11,548)	-17%	161,202	174,750	(13,548)	-8%
Stockholder related expense	42,232	40,991	1,241	3%	271,430	215,969	55,461	26%
Asset retirement obligation expense	35,157	29,440	5,717	19%	98,394	86,542	11,852	14%
General and administrative	105,999	17,452	88,547	507%	139,151	79,119	60,032	76%

Total operating expenses before credit from Adviser	5,323,360	4,511,960	811,400	18%	15,546,937	13,391,766	2,155,171	16%

Credit to incentive fee	(205,876)	(526,991)	321,115	-61%	(941,928)	(1,746,564)	804,636	-46%

Total operating expenses	5,117,484	3,984,969	1,132,515	28%	14,605,009	11,645,202	2,959,807	25%

Other income (expense)
Interest income from temporary investments	4,559	33,105	(28,546)	-86%	20,796	325,390	(304,594)	-94%
Interest income — employee loans	49,624	52,728	(3,104)	-6%	152,620	169,608	(16,988)	-10%
Other income	7,500	9,896	(2,396)	-24%	56,493	28,127	28,366	101%
Interest expense	(4,258,461)	(2,920,270)	(1,338,191)	46%	(12,008,316)	(8,137,343)	(3,870,973)	48%

Total other expense	(4,196,778)	(2,824,541)	(1,372,237)	49%	(11,778,407)	(7,614,218)	(4,164,189)	55%

Income from continuing operations	1,142,881	1,550,998	(408,117)	-26%	3,812,663	4,564,427	(751,764)	-16%

Discontinued operations
Loss from discontinued operations	(1,322)	5,975	(7,297)	-122%	(34,956)	471	(35,427)	-7522%
Net realized income from foreign currency transactions	—	33,487	(33,487)	-100%	—	33,550	(33,550)	-100%
Taxes refunded on sale of real estate	—	—	—	0%	—	78,667	(78,667)	-100%

Total discontinued operations	(1,322)	39,462	(40,784)	-103%	(34,956)	112,688	(147,644)	-131%

Net income	1,141,559	1,590,460	(448,901)	-28%	3,777,707	4,677,115	(899,408)	-19%

Dividends attributable to preferred stock	(1,023,437)	(1,023,438)	1	0%	(3,070,312)	(3,070,312)	—	0%

Net income available to common stockholders	$118,122	$567,022	$(448,900)	-79%	$707,395	$1,606,803	$(899,408)	-56%

Operating Revenues
Rental income increased for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, primarily as a result of the 14 properties acquired between September 30, 2007 and September 30, 2008, coupled with properties acquired during the nine months ended September 30, 2007 that were held for the full nine-month period in 2008.
Interest income from mortgage notes receivable decreased for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, primarily because interest income on our mortgage loan is based on the London Interbank Offered Rate, or LIBOR, which has significantly decreased over the past year.
Tenant recovery revenue remained relatively flat for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Tenant recovery revenue increased for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, primarily as a result of the reimbursement of the ground lease payments on our Tulsa, Oklahoma property acquired in March 2007, which was held for the entire nine-month period in 2008.
Operating Expenses
Depreciation and amortization expenses increased during the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, as a result of the 14 properties acquired between September 30, 2007 and September 30, 2008, and properties acquired during the nine months ended September 30, 2007 that were held for the full nine-month period in 2008.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments on our Tulsa, Oklahoma property acquired in March 2007 and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased during the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, primarily as a result of repairs on several of our properties. In addition, property operating expenses for the entire nine months ended September 30, 2008 included ground lease payments on our Tulsa, Oklahoma property acquired in March 2007.
The base management fee decreased for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, as a result of a decrease in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Investment Advisory and Administration Agreements.”
The incentive fee increased for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, due to the decrease in total common stockholders’ equity, coupled with the increase in FFO. The calculation of the incentive fee is described in detail above under “Investment Advisory and Administration Agreements.”
The administration fee increased for the three and nine months ended September 30, 2008 and 2007, primarily as a result of the increased number of employees of our Administrator, coupled with an increase in overhead expenses allocated by our Administrator. The calculation of the administrative fee is described in detail above under “Investment Advisory and Administration Agreements.”
Professional fees, consisting primarily of legal and accounting fees, remained relatively flat during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Professional fees decreased during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, primarily as a result of a reduction in legal fees paid during the nine months ended September 30, 2008 combined with fees incurred during the three and nine months ended September 30, 2007 for state tax research and costs related to the implementation of FIN 48, which were not incurred during the nine months ended September 30, 2008.
Insurance expense consists of the premiums paid for directors and officers insurance, which is renewed annually each September. Insurance expense decreased for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, because of a decrease in the premiums for the period from September 2007 through September 2008.
Directors’ fees decreased during the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, primarily as a result of fewer meetings occurring in the three and nine months ended September 30, 2008.
Stockholder related expense increased for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, primarily as a result of the increase in our costs associated with printing and filing the annual report, coupled with costs associated with the solicitation of the stockholder vote for the 2008 annual meeting.
Asset retirement obligation expense increased for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, primarily as a result of a property acquired between September 30, 2007 and September 30, 2008, which was required to recognize an asset retirement liability, coupled with a property acquired where a liability was recorded during the nine months ended September 30, 2007 that was held for the full period in 2008.
General and administrative expenses increased for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, primarily as a result of capitalized fees for financings that did not materialize, and as such, were written off.

Other Income and Expense
Interest income from temporary investments decreased during the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007. The decrease was primarily a result of the decrease in our average cash balances during the nine months ended September 30, 2008.
During the three and nine months ended September 30, 2008, interest income on employee loans decreased, as compared to the three and nine months ended September 30, 2007. This decrease was a result of employees who paid off their loans during 2008, coupled with other partial principal repayments over the periods.
Other income was relatively flat during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Other income increased for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily because of a real estate tax reimbursement we received from our property located in Sterling Heights, Michigan.
Interest expense increased for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007. This was primarily a result of the long term financings we closed on 14 of our properties subsequent to September 30, 2007, coupled with an increased amount outstanding on our line of credit during the three and nine months ended September 30, 2008. In September 2008, we paid down the outstanding balance on the line of credit using proceeds from the $48.0 million long-term note payable from GE.
Discontinued Operations
The loss from discontinued operations is the expense related to our two Canadian properties, which were sold in July 2006. The expense relates to legal fees associated with the dissolution of the entities which sold the properties. The 2006 tax returns were filed in March 2007, and we were due a refund of approximately $79,000, which is reflected on the statements of operations under taxes refunded on sale of real estate for the nine months ended September 30, 2007.
Net Income Available to Common Stockholders
Net income available to common stockholders decreased for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007. This decrease was primarily a result of increased interest expense from the increased number of properties which have long-term financing, partially offset by the increase in the size of our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above.
Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2008, we had approximately $3.1 million in cash and cash equivalents. We have access to our existing line of credit with an available borrowing capacity of $79.7 million, have obtained mortgages on 55 of our properties and have a $20.0 million short-term loan. We expect that the funds from our line of credit, additional mortgages and securities offerings will provide us with sufficient capital to make additional investments and to fund our continuing operations for the foreseeable future. As previously discussed in Management’s Discussion and Analysis – Business Environment, continued weak economic conditions could adversely affect our ability to obtain additional mortgages collateralized by some or all of our real property in the future, as well as our ability to borrow funds and issue additional equity securities in order to obtain additional capital in the future. We cannot determine the terms of future borrowings or equity issuances or whether we will be able to borrow funds or issue equity on terms favorable to us, or if at all.

Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2008 was approximately $12.2 million, compared to net cash provided by operating activities of approximately $12.0 million for the nine months ended September 30, 2007. A majority of cash from operating activities is generated from the rental payments we receive from our tenants and the interest payments we receive from our borrower. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit and short-term loan, dividend payments, management fees to our Adviser, and other entity level expenses.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2008 was approximately $50.1 million, which primarily consisted of the purchase of six properties, as described in the “Recent Events” section above, as compared to net cash used in investing activities during the nine months ended September 30, 2007 of approximately $85.7 million, which primarily consisted of the purchase of eight properties and one leasehold interest. During the nine months ended September 30, 2008, we purchased five of the six properties using borrowings under our line of credit and assumed the mortgage on the sixth property located in Chalfont, Pennsylvania. During the nine months ended September 30, 2007, we purchased all of the properties using borrowings under our line of credit.
Net real estate consisted of the following tenant industry classifications as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
		Percentage of		Percentage of
Industry Classification	Net Real Estate	Net Real Estate	Net Real Estate	Net Real Estate
Automobile	$10,906,445	3.0%	$11,072,192	3.4%
Beverage, Food & Tobacco	18,792,486	5.1%	10,655,401	3.3%
Buildings and Real Estate	20,116,878	5.5%	20,504,268	6.3%
Chemicals, Plastics & Rubber	26,175,476	7.1%	15,371,141	4.7%
Containers, Packaging & Glass	16,002,508	4.4%	16,320,658	5.0%
Diversified/Conglomerate Manufacturing	32,437,883	8.8%	25,328,441	7.8%
Diversified/Conglomerate Services	2,569,588	0.7%	2,615,717	0.8%
Electronics	54,585,128	14.8%	55,721,882	17.2%
Healthcare, Education & Childcare	55,307,539	15.0%	43,322,758	13.3%
Home & Office Furnishings	5,180,076	1.4%	5,276,588	1.6%
Insurance	5,696,887	1.5%	5,809,099	1.8%
Machinery	21,686,150	5.9%	12,682,144	3.9%
Oil & Gas	10,878,990	3.0%	11,099,726	3.4%
Personal & Non-Durable Consumer Products	13,024,942	3.5%	13,207,489	4.1%
Personal, Food & Miscellaneous Services	4,408,674	1.2%	4,502,040	1.4%
Printing & Publishing	22,167,679	6.0%	22,594,423	7.0%
Telecommunications	47,778,015	13.0%	48,677,805	15.0%

	$367,715,344	100.0%	$324,761,772	100.0%

Industry groupings are based on management’s knowledge of the tenant’s operations in the leased space.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2008 was approximately $39.6 million, which primarily consisted of the proceeds from the long-term financing of 15 of our properties and borrowings under our line of credit, partially offset by repayments on our line of credit, principal repayments on mortgage notes payable, payments for deferred financing costs, and dividend payments. Net cash provided by financing activities for the nine months ended September 30, 2007 was approximately $39.5 million, which primarily consisted of the proceeds received from the long-term financing of seven of our properties, partially offset by repayments on our line of credit, payments for deferred financing costs, principal repayments on mortgage notes payable and dividend payments.

Future Capital Needs
As of September 30, 2008, we had investments in 65 real properties for a net value, including intangible assets, of approximately $400.2 million and one mortgage loan receivable for $10.0 million. During the remainder of 2008 and beyond, we intend to complete additional acquisitions of real estate and to originate additional mortgage notes, although there is no guarantee we will be able to do so on favorable terms, if at all. We intend to fund our contractual obligations and acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the mortgages with some or all of our real property, by borrowing against our existing line of credit with an available borrowing capacity of $79.7 million, or by issuing additional equity securities under an effective registration statement on Form S-3 (File No. 333-147856) we have on file with the Securities and Exchange Commission (the “Registration Statement”). The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities consisting of common or preferred stock, of which all $300 million was available as of September 30, 2008. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. In addition, we need sufficient capital to fund our dividends, and we may require credits to our management fees, issued from our Adviser, in order to meet these obligations, although our Adviser is under no obligation to provide such credits, in whole or in part.
Mortgage Notes Payable
On September 15, 2008, through wholly-owned subsidiaries, we borrowed approximately $48.0 million pursuant to a long-term note payable from GE, which is collateralized by security interests in 15 properties. The note accrues interest at a rate of 6.85% per year and we may not repay this note prior to maturity, or we would be subject to a substantial prepayment penalty. The note has a maturity date of October 1, 2010, with three annual extension options through October 1, 2013. We used the proceeds from the note to pay down the outstanding balance on the line of credit. As of September 30, 2008, we had 16 fixed-rate mortgage notes payable in the aggregate principal amount of approximately $255.4 million, collateralized by a total of 55 properties with terms ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2008 was approximately 6.0%.
Line of Credit
On December 29, 2006, we entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009 with an option to extend for an additional year. We subsequently increased the availability under our line of credit to $95 million in November 2007. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our funds from operations, or FFO, beginning with the quarter ended December 31, 2007. In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As we arrange for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. The availability under the line of credit will also be reduced by letters of credit used in the ordinary course of business. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of September 30, 2008, there was approximately $10.2 million outstanding under the line of credit at an interest rate of approximately 5.7%, and approximately $5.1 million outstanding under letters of credit at a weighted average interest rate of approximately 2.0%. At September 30, 2008, the remaining borrowing capacity available under the line of credit was $79.7 million, and we were in compliance with all covenants under the line of credit.

Short-Term Loan
On December 21, 2007, we entered into a $20 million unsecured term loan with KeyBank National Association, which matures on December 21, 2008, with an option to extend for an additional nine months. We can exercise the option to extend the term as long as we are in compliance with all covenants under the loan at the time we exercise the option. The interest rate charged on the loan is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. Our ability to maintain this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO beginning with the quarter ended December 31, 2007. As of September 30, 2008, the interest rate on the short-term loan was approximately 5.2%, and we were in compliance with all covenants under the short-term loan.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of September 30, 2008.
Contractual Obligations
The following table reflects our significant contractual obligations as of September 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$285,625,225	$22,257,476	$63,294,033	$6,196,582	$193,877,134
Interest on Debt Obligations (2)	96,063,397	12,242,982	30,176,906	23,017,473	30,626,036
Capital Lease Obligations (3)	232,301	—	—	—	232,301
Operating Lease Obligations (4)	1,713,600	134,400	268,800	268,800	1,041,600

Total	$383,634,523	$34,634,858	$93,739,739	$29,482,855	$225,777,071

(1)	Debt obligations represent borrowings under our line of credit, term loan and mortgage notes payable that were outstanding as of September 30, 2008. The line of credit matures in December 2009, with an option to extend for an additional year, and the term loan matures in December 2008 with an option to extend for an additional six months.

(2)	Interest on debt obligations does not include interest on our borrowings under our line of credit or term loan. The balance and interest rate on our line of credit and term loan are variable and, thus, the amount of interest has not been calculated for purposes of this table.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.
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
The following table provides a reconciliation of our FFO for the three and nine months ended September 30, 2008 and 2007, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share, basic and diluted net income per weighted average common share and the percentage of FFO paid per common share:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net income	$1,141,559	$1,590,460	$3,777,707	$4,677,115
Less: Dividends attributable to preferred stock	(1,023,437)	(1,023,438)	(3,070,312)	(3,070,312)

Net income available to common stockholders	118,122	567,022	707,395	1,606,803

Add: Real estate depreciation and amortization	3,262,903	2,668,383	9,435,690	7,722,349
Less: Gain on sale of real estate, net of taxes paid	—	—	—	(78,667)

FFO available to common stockholders	$3,381,025	$3,235,405	$10,143,085	$9,250,485

Weighted average shares outstanding — basic & diluted	8,565,264	8,565,264	8,565,264	8,565,264

Basic & diluted net income per weighted average common share	$0.01	$0.07	$0.08	$0.19

Basic & diluted FFO per weighted average common share	$0.395	$0.378	$1.184	$1.080

Dividends declared per common share	$0.375	$0.360	$1.125	$1.080

Percentage of FFO paid per common share	95%	95%	95%	100%

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
To illustrate the potential impact of changes in interest rates on our net income for the three and nine month periods ended September 30, 2008 and 2007, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the impact of a 1% increase and 1% decrease in the one month LIBOR for the three and nine month periods ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
1% increase in the one month LIBOR

Change in Rental & Interest Income	$27,308	$9,125	$82,106	$27,375

Change in Interest Expense	77,178	51,111	229,856	151,667

Net decrease	$(49,869)	$(41,986)	$(147,750)	$(124,292)

Net Income available to common stockholders	$118,112	$567,022	$707,395	$1,606,803

Net decrease as percentage of Net Income available to common stockholders	-42.2%	-7.4%	-20.9%	-7.7%

1% decrease in the one month LIBOR

Change in Rental & Interest Income	$(24,779)	$(9,125)	$(75,939)	$(27,375)

Change in Interest Expense	$(77,178)	$(51,111)	$(229,856)	$(152,222)

Net increase	$52,399	$41,986	$153,916	$124,847

Net Income available to common stockholders	$118,112	$567,022	$707,395	$1,606,803

Net increase as percentage of Net Income available to common stockholders	44.4%	7.4%	21.8%	7.8%
As of September 30, 2008, the fair value of our fixed rate debt outstanding was approximately $231.4 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at September 30, 2008, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by approximately $11.0 million and $11.7 million, respectively.
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
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2008, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed by us with the Securities and Exchange Commission on February 27, 2008, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed by us with the Securities and Exchange Commission on August 5, 2008. In connection with our preparation of this quarterly report, we have reviewed and considered these risk factors and have determined that the following risk factors should be read in connection with the existing risk factors disclosed in the Form 10-K for the year ended December 31, 2007 and Form 10-Q for the quarter ended June 30, 2008.
The current state of the economy and the capital markets increases the possibility of adverse effects on our financial position and results of operations.
The United States has entered into an economic downturn. Continued weak economic conditions could adversely impact the financial condition of one or more of our tenants and, therefore, could make a tenant bankruptcy and payment default on the related lease more likely. Impaired financial positions and operating results could, in turn, harm our results of operations and affect our ability to access capital under our line of credit. The maximum amount we may draw under our line of credit is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. As we arrange for long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. The economic decline generally, and the disruptions in the capital markets in particular, have decreased liquidity and increased our cost of debt and equity capital which could also impact our ability to raise capital and reduce our volume of new investments. The longer these conditions persist, the greater the probability that these factors could have an adverse effect on our operations and financial results.
Our ownership of properties through ground leases exposes us to risks which are different than those resulting from our ownership of fee title to other properties.
     We have acquired an interest in certain of our properties by acquiring a leasehold interest in the land underlying the property, and we may acquire additional properties in the future that are subject to similar ground leases. In this situation, we have no economic interest in the land underlying the property and do not control this land. Because we do not control the underlying land, this type of ownership interest poses potential risks for our business because (i) if the ground lease terminates for any reason, we will lose our interest in the property, including any investment that we made in the property, (ii) if our tenant defaults under the previously existing lease, we will continue to be obligated to meet the terms and conditions of the ground lease without the annual amount of ground lease payments reimbursable to us by the tenant, and (iii) if the third party owning the land under the ground lease disrupts our use either permanently or for a significant period of time, then the value of our assets could be impaired and our results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted on during the three months ended September 30, 2008.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
Exhibit Index

Exhibit	Description of Document

3.1†	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed September 11, 2003.

3.2†	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.2.1†	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 10, 2007.

4.1†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.2†	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.3†	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.4†	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed October 19, 2006.

10.1†	Amended and Restated Investment Advisory between the Gladstone Commercial Corporation and Gladstone Management Corporation, dated January 1, 2007, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No.
000-50363), filed January 3, 2007 (renewed on July 9, 2008).

Exhibit	Description of Document
10.2†	Administration Agreement between Gladstone Commercial Corporation and Gladstone Administration, LLC, dated January 1, 2007 incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007 (renewed on July 9, 2008).

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

†	Previously filed and incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: November 5, 2008	By:	/s/ Harry Brill
Harry Brill
Chief Financial Officer