Form 10-K
period 2008-12-31
GLADSTONE COMMERCIAL CORP
filed 2009-02-25
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-50363
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008, based on the closing price on that date of $17.33 on the Nasdaq Global Select Market, was $138,123,098. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of February 20, 2009 was 8,563,264.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement relating to the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2008

Forward-Looking Statements
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933( the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) further adverse changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) changes in our business strategy; (5) availability, terms and deployment of capital, including the ability to maintain and borrow under our existing line of credit, arrange for long-term mortgages on our properties, secure one or more additional long-term credit facilities, and to raise equity capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; and (8) those factors described in the “Risk Factors” section of this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.
Item 1. Business
Overview
Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company,”) is a real estate investment trust, or REIT, that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of our portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We currently own a total of 65 properties and hold one mortgage loan.
We conduct substantially all of our activities, including the ownership of all of our properties, through Gladstone Commercial Limited Partnership, a Delaware limited partnership that we refer to as our Operating Partnership. We control our Operating Partnership through our ownership of GCLP Business Trust II, a Massachusetts business trust, which is the general partner of our Operating Partnership, and of GCLP Business Trust I, a Massachusetts business trust, which currently holds all of the limited partnership units of our Operating Partnership. We expect that our Operating Partnership may issue limited partnership units from time to time in exchange for industrial and commercial real property. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time.
Our Operating Partnership is also the sole member of Gladstone Lending, LLC, which we refer to as Gladstone Lending. Gladstone Lending is a Delaware limited liability company that was formed to hold all of our real estate mortgage loans.

Significant Recent Developments
Investment Activities: During the year ended December 31, 2008, we acquired six properties totaling approximately 756,000 square feet, for a total gross investment of approximately $53.6 million, and made capital improvements to our properties located in Newburyport, Massachusetts; Arlington, Texas and Duncan, South Carolina for approximately $2.2 million, resulting in a total investment of approximately $55.8 million. Of the total investment, $49.3 million was funded under our line of credit and the remaining $6.5 million was funded under a long-term note payable with GE Commercial Mortgage Financial Corporation, or GE, assumed in connection with an acquisition.
Financing Activities: During the year ended December 31, 2008, we had net borrowings under our line of credit of approximately $7.1 million with approximately $11.5 million outstanding at December 31, 2008. The proceeds from the line of credit were used to fund the six acquisitions during the year and to fund capital improvements to our properties. In September 2008, we borrowed approximately $48.0 million pursuant to a long-term note payable with GE, collateralized by security interests in 15 of our properties. The proceeds from the long-term note payable were used to pay down the line of credit.
Our Investment Objectives and Our Strategy
Our principal investment objectives are to generate income from rental properties and, to a much lesser extent, mortgage loans, which we use to fund our continuing operations and to pay out monthly cash distributions to our stockholders. We intend to grow the distribution to stockholders over time, and to increase the value of our common stock. Our primary strategy to achieve our investment objectives is to invest in and own a diversified portfolio of leased industrial and commercial real estate that we believe will produce stable cash flow and increase in value. We expect to sell some of our real estate assets from time to time when our external adviser, Gladstone Management Corporation, which we refer to as our Adviser, determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing commercial or industrial real estate, which loans may have some form of equity participation.
Our strategy includes the use of leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. We are not limited with respect to the amount of leverage that we may use for the acquisition of any specific property. We intend to use non-recourse mortgage financing that will allow us to limit our loss exposure on any property to the amount of equity invested in such property. However, the market for long-term mortgages has frozen as the CMBS, or collateralized mortgage backed securities, market has disappeared. With the recent closure of the CMBS market, many banks are not lending on commercial real estate as they are no longer able to sell these loans to the CMBS market and many banks are not willing or able to keep these loans on their balance sheets. We are now seeing banks only willing to issue medium-term mortgages, between 2 to 5 years, at substantially less favorable terms. As a result, we intend to focus on medium-term mortgages until the market for long-term mortgages returns.
Investment Policies and Policies with Respect to Certain Activities
Types of Investments
Overview
We intend that substantially all of our investments will be generated from the ownership of income-producing real property or, to a much lesser extent, mortgage loans secured by real property. We expect that the vast majority of our investments will be structured as net leases, but if a net lease would have an adverse impact on a potential tenant, or would otherwise be inappropriate for us, we may structure our investment as a mortgage loan. Investments are not restricted as to geographical areas, but we expect that most of our investments in real estate will be made within the continental United States. Some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio. Our stockholders are not afforded the opportunity to evaluate the economic merits of our investments or the terms of any dispositions of properties. See “Risk Factors—Our success depends on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.”

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
Property Acquisitions and Net Leasing
To date a majority of our properties have been purchased from owners that have leased their properties to non-affiliated tenants, and while we have engaged in some transactions with tenants who have consummated sale-leaseback transactions, this is not the dominant portion of our portfolio. We expect that some of our sale-leaseback transactions will be in conjunction with acquisitions, recapitalizations or other corporate transactions affecting our tenants. In these transactions, we may act as one of several sources of financing for these transactions by purchasing one or more properties from the tenant and by net leasing it to the tenant or its successor in interest. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors—Highly leveraged tenants or borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.”
In limited circumstances, we have granted tenants an option to purchase the leased property, and we anticipate granting these options to select tenants in the future. In these cases, we generally seek to fix the option purchase price at the greater of our purchase price for the property and the fair market value of the property at the time the option is exercised.
Our portfolio consists primarily of single-tenant commercial and industrial real property, however, we also consider multi-tenant commercial and industrial properties. We have not in the past and do not anticipate that in the future we will invest in residential properties. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. In most cases, our leases will be “triple net leases” that require the tenant to pay all the operating costs, costs of maintenance, insurance and real estate taxes on the property. We seek to obtain lease terms of approximately 10 to 15 years with built-in rental increases.
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

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions
We consider underwriting the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the most important aspects of making an investment. Evaluating the creditworthiness of the tenant or borrower and its ability to generate sufficient cash flow to make payments to us pursuant to the lease or the mortgage loan is the most important aspect of our underwriting procedures. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:
•	Credit Evaluation. Our Adviser evaluates each potential tenant for its creditworthiness, considering factors such as management experience, industry position and fundamentals, operating history and capital structure. A prospective tenant that is deemed creditworthy does not necessarily mean that we will consider the tenant’s property to be “investment grade.” Our Adviser seeks tenants that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and financing these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit does improve, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant is normally a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant and case by case basis. Therefore, general standards for creditworthiness cannot be applied.

•	Leases with Increasing Rent. Our Adviser seeks to include a clause in each lease that provides for annual rent escalations over the term of the lease. These increases will generally be fixed, however certain leases are tied to increases in indices such as the consumer price index.

•	Diversification. Our Adviser attempts to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic region. Total rental income consisted of the following tenant industry classifications as of December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Automobile	$1,166,654	2.9%	$1,166,654	3.7%
Beverage, Food & Tobacco	2,079,113	5.2%	1,284,210	4.1%
Buildings and Real Estate	2,013,515	5.1%	1,226,196	3.9%
Chemicals, Plastics & Rubber	2,452,628	6.2%	1,853,217	5.9%
Containers, Packaging & Glass	2,288,909	5.8%	2,232,221	7.1%
Diversified/Conglomerate Manufacturing	3,165,747	8.0%	2,478,816	7.9%
Diversified/Conglomerate Services	308,105	0.8%	308,105	1.0%
Electronics	6,165,789	15.5%	5,699,152	18.1%
Healthcare, Education & Childcare	5,719,016	14.4%	2,463,808	7.8%
Home & Office Furnishings	529,743	1.3%	169,223	0.5%
Insurance	722,866	1.8%	722,866	2.3%
Machinery	2,241,752	5.7%	1,442,223	4.6%
Oil & Gas	1,152,443	2.9%	1,152,443	3.7%
Personal & Non-Durable Consumer Products	1,355,061	3.4%	1,166,453	3.7%
Personal, Food & Miscellaneous Services	575,006	1.4%	575,006	1.8%
Printing & Publishing	2,293,103	5.8%	2,007,554	6.4%
Telecommunications	5,446,338	13.8%	5,521,150	17.5%

	$39,675,788	100.0%	$31,469,297	100.0%

•	Property Valuation. The business prospects and the financial strength of the tenant are important aspects of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require quarterly unaudited and annual audited financial statements of the tenant in order to continuously monitor the financial performance of the property. We evaluate the financial capability of the tenant and its ability to perform per the terms of the lease. We may also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. We then compute the value of the property based on historical and projected operating results. In addition, each property that we propose to purchase will be appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the tenant’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property, if we resell the property in the future, may be greater or less than its appraised value. We generally limit our property acquisition cost or value to between $3 million and $30 million

•	Properties Important to Tenant Operations. Our Adviser generally seeks to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better protection in the event a tenant becomes bankrupt, since leases on properties essential or important to the operations of a bankrupt tenant are typically less likely to be rejected in the bankruptcy or otherwise terminated.

•	Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. We generally also seek covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•	Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate parent. We believe that this type of credit enhancement, if obtained, provides us with additional financial security.

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
Use of Leverage
Non-recourse Financing
Our strategy is to use long-term mortgage borrowings as a financing mechanism in amounts that we believe will maximize the return to our stockholders. As discussed above in Our Investment Objectives and Our Strategy, long-term mortgages are currently unavailable to us, and we will focus on medium-term mortgages until the market returns. Currently, all of our long-term mortgage borrowings are structured as non-recourse to us, and we intend to structure any medium-term mortgages in the same manner, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower and, as a result, the lender generally may look only to the property securing the debt for satisfaction of the debt. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and there may be circumstances where lenders have recourse to our other assets. There is no limitation on the amount we may borrow against any single investment property.
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

Recourse Financing
Borrowings under our $95.0 million short-term line of credit, which is secured by those properties pledged to the borrowing base under the line of credit, and our $20.0 million short-term loan are both recourse financing, which means that our lenders have a claim against our assets. We currently intend to use our existing line of credit as a warehouse line of credit whereby we borrow on a short-term basis until long-term financing can be arranged. Our $20.0 million short-term loan matures in June 2009, and we intend to repay this loan from borrowings under our line of credit. Our line of credit matures in December 2009, however, we intend to exercise our option to extend the term for an additional year, through December 2010.
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
Investment Limitations
There are numerous limitations on the manner in which we may invest our funds, which unless otherwise noted below, may be amended or waived by the Board of Directors at anytime. The Board of Directors has adopted a policy that we will not:
•	invest in real property owned by our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as Gladstone Capital Corporation, Gladstone Investment Corporation and entities advised by our Adviser, so long as that entity does not control the portfolio company and the transaction is approved by both companies’ board of directors (this policy may not be changed without the approval of our stockholders);

•	invest in commodities or commodity futures contracts, with this limitation not being applicable to futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in properties and making mortgage loans;

•	invest in contracts for the sale of real estate unless the contract is appropriately recorded in the chain of title;

•	invest in any individual property with a cost in excess of 20% of our total assets at the time of investment;

•	make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets. “Unimproved real property” is property which has the following three characteristics:
o	the property was not acquired for the purpose of producing rental or other operating income;

o	no development or construction is in process on the property; and

o	no development or construction on the property is planned in good faith to commence on the property within one year of acquisition;
•	issue equity securities on a deferred payment basis or other similar arrangement;

•	issue debt securities in the absence of adequate cash flow to cover debt service;

•	issue “redeemable securities” as defined in Section 2(a)(32) of the 1940 Act;

•	grant warrants or options to purchase shares of our stock to our Adviser or its affiliates;

•	engage in trading, as compared with investment activities, or engage in the business of underwriting, or the agency distribution of, securities issued by other persons;

•	acquire securities in any company holding investments or engaging in activities prohibited in the foregoing clauses; or

•	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our affiliates.

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
Our policy also prohibits us from purchasing any real property owned by or co-investing with our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested, except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as Gladstone Capital Corporation or Gladstone Investment Corporation and other entities advised by our Adviser, so long as that entity does not control the portfolio company and the transaction is approved by both companies’ board of directors. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek our stockholders’ approval.
Future Revisions in Policies and Strategies
Our independent directors periodically review our investment policies to evaluate whether they are in the best interest of us and our stockholders. Our investment procedures, objectives and policies may vary as new investment techniques are developed or as regulatory requirements change, and except as otherwise provided in our bylaws or articles of incorporation, may be altered by a majority of our directors (including a majority of our independent directors) without the approval of our stockholders, to the extent that our board of directors determines that such modification is in the best interest of our stockholders. Among other factors, developments in the market which affect the policies and strategies described in this report or which change our assessment of the market may cause our board of directors to revise our investment policies and strategies.
Our Adviser and Administrator
Our business is managed by our Adviser, Gladstone Management Corporation. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We have entered into an advisory agreement with our Adviser under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC, or the Administrator, which employs our chief financial officer, chief compliance officer, treasurer and their respective staffs.

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
Our Adviser maintains an investment committee that approves each of our investments. This investment committee is comprised of Messrs. Gladstone, Brubaker and Stelljes. We believe that our Adviser’s investment committee review process gives us a unique competitive advantage over other REITs because of the substantial experience and perspective that the members possess in evaluating the blend of corporate credit, real estate and lease terms that combine to provide an acceptable risk for our investments.
Our Adviser’s board of directors has empowered its investment committee to authorize and approve our investments, subject to the terms of the advisory agreement. Before we acquire any property, the transaction is reviewed by our Adviser’s investment committee to ensure that, in its view, the proposed transaction satisfies our investment criteria and is within our investment policies. Approval by our Adviser’s investment committee is generally the final step in the property acquisition approval process, although the separate approval of our board of directors is required in certain circumstances described below. For further detail on this process, please see "Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions.”
Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in New York, New Jersey, Pennsylvania, Illinois, Texas and Georgia.
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
Investment Advisory Agreements
We have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser has directly employed all of our personnel and paid its payroll, benefits, and general expenses directly. Our initial investment advisory agreement with our Adviser, which we refer to as the Initial Advisory Agreement, was in place from August 12, 2003 through December 31, 2006. On January 1, 2007, we entered into an amended and restated investment advisory agreement with our Adviser, which we refer to as the Amended Advisory Agreement, and an administration agreement with our Administrator, which we refer to as the Administration Agreement.
Under the terms of the Amended Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest on short-term debt and mortgages, tax preparation, directors and officers insurance, stock transfer services, stockholder related fees, consulting and related fees. All of these charges are incurred directly by us rather than by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). In the event that any of these expenses are incurred on our behalf by our Adviser, we are required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the years ended December 31, 2008, 2007 and 2006, none of these expenses were incurred by our Adviser or by us directly.

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
For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeds 1.75%, or the hurdle rate, of total stockholders’ equity, less the recorded value of any preferred stock. We pay our Adviser an incentive fee with respect to our pre-incentive fee FFO in each calendar quarter as follows:
•	no incentive fee in any calendar quarter in which our pre-incentive fee FFO does not exceed the hurdle rate of 1.75% (7% annualized);

•	100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•	20% of the amount of our pre-incentive fee FFO that exceeds 2.1875% in any calendar quarter (8.75% annualized).
Quarterly Incentive Fee Based on FFO
Pre-incentive fee FFO
(expressed as a percentage of total common stockholders’ equity)
Percentage of pre-incentive fee FFO allocated to incentive fee
The incentive fee may be reduced because of our line of credit covenant which limits distributions to our stockholders to 95% of FFO.
Administration Agreement
Under the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, treasurer and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.

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
Our board of directors has authorized our Adviser to make investments in any property on our behalf without the prior approval of our board if the following conditions are satisfied:
•	our Adviser has obtained an independent appraisal for the property indicating that the total cost of the property does not exceed its appraised value; and

•	our Adviser has concluded that the property, in conjunction with our other investments and proposed investments, is reasonably expected to fulfill our investment objectives and policies as established by our board of directors then in effect.
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

Employees
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Amended Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that 20-25 full time employees of our Adviser or our Administrator will spend substantial time on our matters during calendar year 2009. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.
As of December 31, 2008, our Adviser and our Administrator collectively had 65 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
11	Executive Management

44	Investment Management, Portfolio Management and Due Diligence

10	Administration, Accounting, Compliance, Human Resources, Legal and Treasury
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
Available Information
Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneCommercial.com and on the Security and Exchange Commission’s website at www.sec.gov. A request for any of these reports may also be submitted to us by writing: Corporate Secretary, Gladstone Commercial Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745.

Item 1A. Risk Factors
An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.
Risk related to the economy
The current state of the economy and the capital markets increases the possibility of adverse effects on our financial position, results of operations and common stock price.
The United States is in a recession, and there is substantial uncertainty as to how long it will last and we do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us. The stress to the global credit markets has resulted in an extreme tightening of liquidity and while the United States government is in the process of initiating and implementing plans designed to ease the credit markets, the credit markets currently remain very constricted. Continued weak economic and credit conditions could adversely impact the financial condition of one or more of our tenants or borrower and, therefore, could make a tenant or borrower bankruptcy, and payment default on the related lease or loan, more likely. As of December 31, 2008, all of our tenants and borrower were paying as agreed, however, there is no guarantee this will continue. Impaired financial positions and operating results could affect our ability to access capital under our line of credit, as the maximum amount we may draw under our line of credit is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. The recession generally, and the disruptions in the capital markets in particular, have decreased liquidity and increased our cost of equity capital which has impacted our ability to raise capital and in turn reduced our volume of new investments. The longer these conditions persist, the greater the probability that these factors will have an adverse effect on our liquidity, financial condition, results of operations, ability to pay distributions and the price of our common stock.
Risks related to our financing
Our line of credit and term loan each contain various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
The agreements governing our line of credit and term loan require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt to asset, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 95% of our FFO, and continued compliance with this covenant may require us to limit our distributions to stockholders. As of December 31, 2008, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current economic conditions, and thus there are no assurances that we will continue to comply with these covenants. In addition, our lender has the option to obtain updated appraisals for the properties pledged to the line of credit as borrowing base collateral if the lender believes there has been a material adverse change to the value of any of the pledged properties. If the aggregate value of the updated appraisals is lower than the current aggregate value of appraisals, it would lower the amount of our borrowing base and reduce the amount we could borrow under the line of credit with that borrowing base. If the line is fully drawn, and the value of the borrowing base is reduced because of a lower aggregate updated appraisal value, we would be required to repay a portion of the outstanding line. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the line of credit and term loan and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions.

Our ability to renew our line of credit on terms favorable to us, or at all, and availability to repay our term loan could adversely impact our liquidity and ability to fund new investments.
Our $95.0 million revolving line of credit matures in December 2009, however, we intend to exercise our option to extend the term for an additional year through December 2010. At the time of extension, our lender has the option to obtain updated appraisals for the properties pledged to the line of credit as borrowing base collateral. If the aggregate value of the updated appraisals is lower than the current aggregate value of appraisals, it would lower the amount of our borrowing base and reduce the amount we could borrow under the line of credit with that borrowing base. If the line is fully drawn at the time of renewal, and the value of the borrowing base is reduced because of a lower aggregate updated appraisal value, we would be required to repay a portion of the outstanding line. In addition, our ability to obtain replacement financing in December 2010 could be constrained by current economic conditions affecting the credit markets generally. In the event that we are not able to renew, extend or refinance the credit facility on favorable terms, or at all, this could have a material adverse effect on our liquidity and ability to fund new investments. Our $20.0 million unsecured term loan matures in June 2009, and while we currently have availability under our line of credit to repay the loan at maturity, there can be no guarantee that we will have the availability at that time.
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
Our ability to achieve our investment objectives will be affected by our ability to borrow money in sufficient amounts and on favorable terms. We expect that we will borrow money that will be secured by our properties and that these financing arrangements will contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Accordingly, we may be unable to obtain the degree of leverage we believe to be optimal, which may cause us to have less cash for distribution to stockholders than we would have with an optimal amount of leverage. Our use of leverage could also make us more vulnerable to a downturn in our business or the economy, as it may become difficult to meet our debt service obligations if our cash flows are reduced due to tenant defaults. There is also a risk that a significant increase in the ratio of our indebtedness to the measures of asset value used by financial analysts may have an adverse effect on the market price of our common stock.
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
We intend to acquire additional properties by using our line of credit and by continuing to seek long-term financing, where we will borrow all or a portion of the purchase price of a potential acquisition and securing the loan with a mortgage on some or all of our existing real property. However, the market for long-term mortgages has frozen in the current economic environment, and we are now seeing banks only willing to issue medium-term mortgages, between 2 to 5 years, at substantially less favorable terms. These medium-term mortgages will necessarily become our new strategy until the market for long-term mortgages returns. To date we have obtained approximately $255 million in long-term financing, which we have used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

Interest rate changes may adversely affect our results of operations.
We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. We currently have one variable rate mortgage loan, certain of our leases contain escalations based on market interest rates, and the interest rates on our existing line of credit and short-term loan are variable. Although we seek to mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments. We have not entered into any derivative contracts to attempt to further manage our exposure to interest rate fluctuations. A significant change in interest rates could have an adverse impact on our results of operations.
Risks related to the real estate industry
We are subject to certain risks associated with real estate ownership and lending which could reduce the value of our investments.
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
The debt obligations of our tenants and borrowers are dependent upon certain factors which neither we nor our tenants or borrowers control, such as national, local and regional business and economic conditions, government economic policies, and the level of interest rates. As discussed in “Risk related to the economy” above, the credit markets have tightened resulting in a significant contraction in available liquidity. Accordingly, the credit market constraints and recession may increase the operating expenses of our tenants and borrowers and decrease their ability to make lease or mortgage payments, and thereby adversely affect our liquidity, financial condition, results of operations and ability to pay distributions.
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
Risks related to our tenants, borrowers and properties
Highly leveraged tenants and borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.
Some of our tenants and borrowers may have recently been either restructured using leverage, or acquired in a leveraged transaction. Tenants and borrowers that are subject to significant debt obligations may be unable to make their rent or mortgage payments if there are adverse changes to their businesses or because of the impact of the recession discussed in “Risk related to the economy.” Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries.
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
We expect a large portion of our rental income to come from net leases and net leases frequently provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Further, net leases are typically for longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.
Many of our tenants are small and medium size businesses, which exposes us to additional risks unique to these entities.

Leasing real property or making mortgage loans to small and medium-sized businesses exposes us to a number of unique risks related to these entities, including the following:
•	Small and medium-sized businesses may have limited financial resources and may not be able to make their lease or mortgage payments on a timely basis, or at all. A small or medium-sized tenant or borrower is more likely to have difficulty making its lease or mortgage payments when it experiences adverse events, such as the failure to meet its business plan, a downturn in its industry or negative economic conditions. In addition, because of the lack of available credit in the current marketplace, as discussed further in “Risk related to the economy” above, our tenants might not be able to obtain the financing necessary to fund their working capital, which could hinder their ability to make their lease or mortgage payment on a timely basis, or at all.

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
Our real estate investments have a limited number of tenants and are concentrated in a limited number of industries, which subjects us to an increased risk of significant loss if any one of these tenants is unable to pay or if particular industries experience downturns.
As of December 31, 2008, we owned 65 properties and had 66 tenants in these properties, and our 5 largest tenants accounted for approximately 24.7% of our total rental income. A consequence of a limited number of tenants is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of tenants. We do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. As of December 31, 2008, 15.5% of our total rental income was earned from tenants in the electronic industry, 14.4% of our total rental income was earned from tenants in the healthcare, education and childcare industry and 13.8% of our total rental income was earned from tenants in the telecommunications industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues and increase our carrying costs of the building.
Since most of our properties are occupied by a single tenant, the success of our investments will be materially dependent on the financial stability of these tenants. If a tenant defaults, our rental revenues would be reduced and our expenses associated with carrying the property would increase, as we will be responsible for payments such as taxes and insurance. Lease payment defaults by these tenants could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

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
We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, Terry Lee Brubaker, our vice chairman and chief operating officer, and George Stelljes III, our president and chief investment officer, all of whom are subject to an employment agreement with our Adviser. The departure of any of our executive officers or key employees could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

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
Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our advisory agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including Gladstone Capital Corporation, Gladstone Investment Corporation and Gladstone Land Corporation, an entity affiliated with our chairman David Gladstone. Moreover, with the exception of our chief financial officer, all of our officers and directors are also officers and directors of Gladstone Capital Corporation and Gladstone Investment Corporation, which actively make loans to and invest in small and medium-sized companies. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and with Gladstone Capital and Gladstone Investment, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Investment, Gladstone Land and their affiliates in other activities that may conflict with our business.
Examples of these potential conflicts include:
•	our Adviser may realize substantial compensation on account of its activities on our behalf, and may, therefore, be motivated to approve acquisitions solely on the basis of increasing compensation to itself;

•	we may experience competition with our affiliates for financing transactions;

•	our Adviser may earn fee income from our borrowers or tenants; and

•	our Adviser and other affiliates such as Gladstone Capital, Gladstone Investment and Gladstone Land could compete for the time and services of our officers and directors.
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
On January 1, 2007, the Amended Advisory Agreement became effective. In addition to providing for a base management fee based on our stockholders equity, this agreement contemplates a quarterly incentive fee based on our funds from operations. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods, however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is an unconditional and irrevocable waiver. For the years ended December 31, 2008 and 2007, an unconditional and irrevocable voluntary waiver was issued by our Adviser for approximately $2.2 million and $2.3 million, respectively. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on our stock price.

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
If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce the funds available for distribution to you because:
•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income, we would be subject to federal income tax at regular corporate rates and we might need to borrow money or sell assets in order to pay any such tax;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we would be prevented from re-qualifying to be taxed as a REIT for the four taxable years following the year during which we ceased to qualify.
In addition, if we fail to qualify as a REIT, all distributions to stockholders would be subject to tax to the extent of our current and accumulated earnings and profits. If we were taxed as a regular corporation, corporate distributees might be eligible for the dividends received deduction, but we would not be required to make distributions to stockholders.

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
We intend to pay out our income to our stockholders in a manner intended to satisfy the distribution requirement applicable to REITs and the foregoing gross income tests and, thus, avoid corporate income taxes and the 4% excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. In the future, we may borrow funds to pay distributions to our stockholders and the limited partners of our Operating Partnership. Any funds that we borrow would subject us to interest rate and other market risks.
Because we must distribute a substantial portion of our net income to qualify as a REIT, we largely depend on third-party sources of capital to fund our future capital needs.
To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs, including property acquisitions, from retained earnings. Therefore, we mostly rely on public and private debt and equity capital to fund our business. This capital may not be available on favorable terms or at all. Our access to additional capital is also dependent on the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional debt financings may substantially increase our leverage. As discussed in “Risk related to the economy” above, the current recession has severely decreased liquidity and increased our cost of debt and equity capital, thus limiting our ability to raise additional capital and to fund new property acquisitions.

Other risks
Recent accounting pronouncements may impact our results of operations.
In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007),“Business Combinations,” or SFAS 141(R), which replaced SFAS No. 141, “Business Combinations,” or SFAS 141. SFAS 141(R) significantly changes the accounting for acquisitions involving business combinations, including our acquisition of properties with existing leases in place, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. SFAS 141(R) requires that all expenses related to an acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting under SFAS 141. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We anticipate that approximately 1% of the total acquisition price will be expensed as part of the acquisition, however this amount could differ significantly. We expect the expensing of acquisition costs will lower our earnings during 2009 and in future years in which we acquire new properties.
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
The market price of our common and preferred stock may be highly volatile and subject to wide fluctuations, and the trading volume in our common and preferred stock may fluctuate and cause significant price variations to occur. With the current market volatility, our common stock has significantly fluctuated. On February 19, 2009, the closing market price of our common stock was $6.56, which represents a 56% discount to our average stock price of $14.82 during 2008. We cannot assure investors that the market price of our common stock will not fluctuate or decline further in the future. Some market conditions that could negatively affect our share price or result in fluctuations in the price or trading volume of our securities include:
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
Our Board of Directors may change our investment policy without stockholders’ approval.
Subject to our co-investment policy, our Board of Directors will determine its investment and financing policies, growth strategy and its debt, capitalization, distribution, acquisition, disposition and operating policies. Our Board of Directors may revise or amend these strategies and policies at any time without a vote by stockholders. Accordingly, stockholders’ control over changes in our strategies and policies is limited to the election of directors, and changes made by our Board of Directors may not serve the interests of stockholders and could adversely affect our financial condition or results of operations, including our ability to distribute cash to stockholders or qualify as a REIT.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2008, we owned 65 properties of which the details are outlined in the table below:

						Total Annualized Rental	Total Annualized
					Total Rental Income for	Income for the Year	Rental Income per
	Year Built/		Rentable		the Year Ended	Ended	Occupied Square	Year of Lease
Property	Improvements	Date of Purchase	Square Feet	Occupancy	December 31, 2008	December 31, 2008 (1)	Foot (2)	Expiration
208 South Rogers Lane (Raleigh NC)	1997	12/23/2003	58,926	100%	$624,118	$624,118	$10.59	2015

3874 Highland Park NW (Canton, OH)	1994	1/30/2004	54,018	100%	$347,843	$347,843	$6.44	2014

260 Springside Drive (Akron, OH)	1968/1999	4/29/2004	83,891	100%	$1,077,943	$1,077,943	$12.85	2009/2015 (3)

5815 Westpark Drive (Charlotte, NC)	1984/1995	6/30/2004	64,500	100%	$984,331	$984,331	$15.26	2019

171 Great Oak Drive (Canton, NC)	1998	7/6/2004	228,000	100%	$600,145	$600,145	$2.63	2024

Rt. 219, Tax Parcel No. 33-251-0246, (Snyder Township, PA)	1991	8/5/2004	290,000	100%	$905,304	$905,304	$3.12	2014

9698 Old US Hwy. 52 (Lexington, NC)	1986	8/5/2004	154,000	100%	$413,447	$413,447	$2.68	2014

9100 Highway 290 East (Austin, TX)	2001	9/16/2004	51,933	100%	$751,333	$751,333	$14.47	2015

3701 E. Virginia Beach Blvd (Norfolk, VA)	1967	10/15/2004	25,797	100%	$103,501	$103,501	$4.01	2021

13 Industrial Park Drive (Mt. Pocono, PA)	1995-1999	10/15/2004	223,275	100%	$628,904	$628,904	$2.82	2021

6550 First Park Ten Boulevard (San Antonio, TX)	1999	2/10/2005	60,245	100%	$769,793	$769,793	$12.78	2014

4630 Journal Street (Columbus, OH)	1995	2/10/2005	39,000	100%	$308,105	$308,105	$7.90	2015

199 Sing Sing Road (Big Flats, NY)	2001	4/15/2005	120,000	100%	$644,252	$644,252	$5.37	2013

2525 North Woodlawn Avenue (Wichita, KS)	2000	5/18/2005	69,287	100%	$1,109,217	$1,109,217	$16.01	2012

725 & 737 Great Southwest Pkwy (Arlington, TX)	1966	5/26/2005	64,000	100%	$578,163	$578,163	$9.03	2013

4032 Linden Avenue (Dayton, OH)	1956	6/30/2005	59,894	100%	$268,042	$268,042	$4.48	2018

81 Corbett Way (Eatontown, NJ)	1991	7/7/2005	30,268	100%	$536,324	$536,324	$17.72	2011

17 & 20 Veronica Avenue (Franklin Township, NJ)	1978	7/11/2005	183,000	100%	$970,158	$970,158	$5.30	2020

150 & 170 Ridgeview Center Drive (Duncan, SC)	1984/2001/2007	7/14/2005	222,670	100%	$1,539,286	$1,539,286	$6.91	2020

150 & 170 Ridgeview Center Drive (Duncan, SC)	1984/2001/2007	7/14/2005	55,350	100%	$382,627	$382,627	$6.91	2020

5656 Campus Parkway (Hazelwood, MO)	1977	8/5/2005	51,155	100%	$289,928	$289,928	$5.67	2012

914 Wohlert Street (Angola, IN)	1982	9/2/2005	52,080	100%	$125,202	$125,202	$2.40	2020

800 Growth Parkway (Angola, IN)	1998	9/2/2005	50,000	100%	$125,202	$125,202	$2.50	2020

802 East 11th Street (Rock Falls, IL)	1988	9/2/2005	52,000	100%	$125,202	$125,202	$2.41	2020

Item 2. Properties (Continued)

						Total Annualized Rental	Total Annualized
					Total Rental Income for	Income for the Year	Rental Income per
	Year Built/		Rentable		the Year Ended	Ended	Occupied Square	Year of Lease
Property	Improvements	Date of Purchase	Square Feet	Occupancy	December 31, 2008	December 31, 2008 (1)	Foot (2)	Expiration
2 Opportunity Way (Newburyport, MA)	1994	10/17/2005	86,308	100%	$840,153	$840,153	$9.73	2015

255 Spring Street (Clintonville, WI)	1992	10/31/2005	291,142	100%	$575,006	$575,006	$1.98	2020

5700 Lee Road (Maple Heights, OH)	1974	12/21/2005	347,218	100%	$1,152,443	$1,152,443	$3.32	2015

7545 Midlothian Turnpike (Richmond, VA)	1972	12/30/2005	42,213	100%	$722,866	$722,866	$17.12	2010

3930 Sunforest Court (Toledo, OH)	1979	12/30/2005	23,368	100%	$327,152	$327,152	$14.00	2010

75 Canal Street (South Hadley, MA)	1978	2/15/2006	150,000	100%	$359,673	$359,673	$2.40	2010

2101 Fox Drive (Champaign, IL)	1996	2/21/2006	20,400	100%	$295,220	$295,220	$14.47	2013

2109 Fox Drive (Champaign, IL)	1996	2/21/2006	40,000	100%	$578,863	$578,863	$14.47	2013

2215 Fox Drive (Champaign, IL)	1996	2/21/2006	25,000	100%	$361,790	$361,790	$14.47	2013

2301 Fox Drive (Champaign, IL)	1996	2/21/2006	22,862	100%	$330,849	$330,849	$14.47	2013

2470 Highcrest Road (Roseville, MN)	1964	2/21/2006	359,540	100%	$3,030,458	$3,030,458	$8.43	2012

12000 Portland Avenue South (Burnsville, MN)	1984	5/10/2006	114,100	100%	$1,234,632	$1,234,632	$10.82	2015

14701 Anthony Avenue (Menomonee Falls, WI)	1986/2000	6/30/2006	125,692	100%	$775,274	$775,274	$6.17	2016

1025 Birdsong Drive (Baytown, TX)	1997	7/11/2006	12,000	100%	$254,121	$254,121	$21.18	2013

42400 Merrill Road (Sterling Heights, MI)	1979/1989	9/22/2006	532,869	100%	$1,166,654	$1,166,654	$2.19	2016

2150, 2200 Pinson Valley Parkway (Birmingham, AL)	1961/1980	9/29/2006	63,514	100%	$271,163	$271,163	$4.27	2016

2325 West Fairview Avenue (Montgomery, AL)	1962/1989	9/29/2006	29,472	100%	$125,826	$125,826	$4.27	2016

5221 N Highway 763 (Columbia, MO)	1978	9/29/2006	16,275	100%	$69,483	$69,483	$4.27	2016

4690 Parkway Drive (Mason, OH)	2002	1/5/2007	60,000	100%	$681,270	$681,270	$11.35	2013

201 South Rogers Lane (Raleigh, NC)	1994	2/16/2007	115,500	100%	$717,203	$717,203	$6.21	2015

1110 West Tenkiller (Tulsa, OK)	2004	3/1/2007	238,310	100%	$1,565,794	$1,565,794	$6.57	2019

3725 East 10th Court (Hialeah, FL)	1956/1992	3/9/2007	132,337	100%	$995,388	$995,388	$7.52	2022

554 Clark Road (Tewksbury, MA)	1985/1989	5/17/2007	102,200	100%	$922,927	$922,927	$9.03	2017

5324 Natorp Boulevard (Mason, OH)	2007	7/1/2007	21,264	100%	$583,131	$583,131	$27.42	2027

Item 2. Properties (Continued)

						Total Annualized Rental	Total Annualized
					Total Rental Income for	Income for the Year	Rental Income per
	Year Built/		Rentable		the Year Ended	Ended	Occupied Square	Year of Lease
Property	Improvements	Date of Purchase	Square Feet	Occupancy	December 31, 2008	December 31, 2008 (1)	Foot (2)	Expiration
7282 Willam Barry Boulevard (Cicero, NY)	2005	9/6/2007	71,880	100%	$529,743	$529,743	$7.37	2020

1515 Arboretum Drive SE (Grand Rapids, MI)	2001	9/28/2007	63,235	100%	$1,029,184	$1,029,184	$16.28	2016

4 Territorial Court (Bollingbrook, IL)	2002	9/28/2007	55,869	100%	$619,296	$619,296	$11.08	2014

2349 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	16,740	100%	$404,159	$404,159	$24.14	2026

2341 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	4,372	100%	$105,555	$105,555	$24.14	2026

2339 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	5,488	100%	$132,498	$132,498	$24.14	2026

311 Phillip Boulevard (Lawrenceville, GA)	2005	12/13/2007	12,412	100%	$349,871	$349,871	$28.19	2026

2096 McGee Road (Snellville, GA)	1986	12/13/2007	3,800	100%	$90,815	$90,815	$23.90	2026

7174 Wheat Street (Covington, GA)	2000	12/13/2007	5,000	100%	$119,493	$119,493	$23.90	2026

1055 Haw Creek Parkway (Cumming, GA)	2004	12/13/2007	13,919	100%	$380,410	$380,410	$27.33	2026

1293 Wellbrook Circle (Conyers, GA)	1994	12/13/2007	6,400	100%	$152,951	$152,951	$23.90	2026

425 Gateway Drive (Reading, PA)	2007	1/29/2008	42,900	100%	$660,797	$716,664	$16.71	2028

6499 University Avenue NE (Fridley, MN)	1985/2006	2/26/2008	74,160	100%	$799,528	$946,380	$12.76	2013

7528 Auburn Road (Concord Township, OH)	1957/2008	3/31/2008	273,300	100%	$1,297,734	$1,724,136	$6.31	2028

10021 Rodney Street (Pineville, NC)	1985	4/30/2008	74,950	100%	$293,265	$438,072	$5.84	2028

28305 State Route 7 (Marietta, OH)	1992/2007	8/29/2008	223,458	100%	$306,146	$896,748	$4.01	2028

400 Highpoint Drive (Chalfont, PA)	1987	8/29/2008	67,200	100%	$258,632	$757,572	$11.27	2016

Totals			6,329,956		$39,675,788	$41,539,258

(1)	The amounts represented in total annualized rental revenue for the year ended December 31, 2008 have been calculated by taking the 2008 base rent and annualizing the partial-year results for properties acquired during 2008. Because annualized base rent is not derived from historical results that were accounted for in accordance with GAAP, historical results differ from the annualized amounts. Management believes this measure is useful to the readers of this table so they are able to calculate the total annualized rental revenue per square foot.

(2)	The amounts represented in this column were calculated by taking the total annualized revenue and dividing by the total rentable square feet.

(3)	Two tenants occupy this building, each with separate leases ending in different years.
Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “GOOD.” The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq Global Market and the distributions per share for the years ended December 31, 2008 and 2007. Distributions are declared quarterly and paid monthly. Amounts presented represent the cumulative amount of the distributions declared for the months composing such quarter.

	Market Price Per Share		Distributions Paid
Quarter Ended	High	Low	Per Share
03/31/07	$20.63	$19.06	$0.360
06/30/07	20.40	19.01	0.360
09/30/07	20.10	17.40	0.360
12/31/07	19.45	15.75	0.360
03/31/08	18.00	15.01	0.375
06/30/08	18.29	15.75	0.375
09/30/08	17.00	14.40	0.375
12/31/08	15.79	7.30	0.375
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
As of February 6, 2009, there were approximately 6,065 beneficial owners of our common stock.
There were no unregistered sales of securities during the fiscal year ended December 31, 2008.

Item 6. Selected Financial Data
The following selected financial data for the fiscal years ended December 31, 2008, 2007, 2006, 2005 and 2004 is derived from our audited consolidated financial statements. Certain amounts from prior years’ financial statements have been reclassified to discontinued operations. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	Year ended		Year ended		Year ended		Year ended		Year ended
	December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004
Operating Data:
Total operating revenue	$40,910,998		$32,793,539		$25,945,546		$12,881,506		$4,191,329
Total operating expenses	(19,391,922)		(15,821,630)		(14,067,096)		(7,185,040)		(3,276,735)
Other expense	(16,570,753)		(10,940,394)		(8,521,419)		(2,185,509)		614,659

Income from continuing operations	4,948,323		6,031,515		3,357,031		3,510,957		1,529,253
Discontinued operations	(35,376)		108,714		1,015,797		90,988		94,675

Net income	$4,912,947		$6,140,229		$4,372,828		$3,601,945		$1,623,928
Distributions attributable to preferred stock	(4,093,750)		(4,093,750)		(2,186,890)		—		—

Net income available to common stockholders	$819,197		$2,046,479		$2,185,938		$3,601,945		$1,623,928

Share and Per Share Data:
Earnings per weighted average common share — basic
Income from continuing operations (net of distributions attributable to preferred stock)	$0.10		$0.23		$0.15		$0.46		$0.20
Discontinued operations	0.00		0.01		0.13		0.01		0.01

Net income available to common stockholders	$0.10		$0.24		$0.28		$0.47		$0.21

Earnings per weighted average common share — diluted
Income from continuing operations (net of distributions attributable to preferred stock)	$0.10		$0.23		$0.14		$0.46		$0.20
Discontinued operations	0.00		0.01		0.13		0.01		0.01

Net income available to common stockholders	$0.10		$0.24		$0.27		$0.47		$0.21

Weighted average shares outstanding-basic	8,565,149		8,565,264		7,827,781		7,670,219		7,649,855
Weighted average shares outstanding-diluted	8,565,149		8,565,264		7,986,690		7,723,220		7,708,534
Cash distributions declared per common share	$1.50		$1.44		$1.44		$0.96		$0.48

Supplemental Data:
Net income available to common stockholders	$819,197		$2,046,479		$2,185,938		$3,601,945		$1,623,928
Real estate depreciation and amortization, including discontinued operations	12,704,641		10,528,458		8,349,474		3,651,119		973,345
Less: Gain on sale of real estate, net of taxes paid	—		(78,667)		(1,106,590)		—		—

Funds from operations available to common stockholders (1)	13,523,838		12,496,270		9,428,822		7,253,064		2,597,273

Ratio of earnings to combined fixed charges and preferred distributions (2)	1.0	x	1.1	x	1.1	x	2.4	x	60.8	x

Balance Sheet Data:
Real estate, before accumulated depreciation	$390,562,138		$340,500,406		$243,713,542		$165,043,639		$61,251,455
Total assets	$429,098,785		$378,902,689		$315,766,022		$207,046,954		$105,585,094
Mortgage notes payable, term loan and borrowings under the line of credit	$286,611,173		$226,520,471		$154,494,438		$105,118,961		$—
Total stockholders’ equity	$130,495,260		$142,368,068		$152,224,176		$98,948,536		$102,692,693
Total common shares outstanding	8,563,264		8,565,264		8,565,264		7,672,000		7,667,000

(1)	Funds from Operations (“FFO”) was developed by The National Association of Real Estate Investment Trusts (“NAREIT”), as a relative non-GAAP (“Generally Accepted Accounting Principles in the United States”) supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to either net income (loss) as an indication of our performance or to cash flow from operations as a measure of liquidity or ability to make distributions. Comparison of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

FFO available to common stockholders is FFO adjusted to subtract preferred share distributions. We believe that net income available to common stockholders is the most directly comparable GAAP measure to FFO available to common stockholders.

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
The following table provides a reconciliation of our FFO for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share and basic and diluted net income per weighted average common share:

	For the year ended December 31,
	2008	2007	2006	2005	2004
Net income	$4,912,947	$6,140,229	$4,372,828	$3,601,945	$1,623,928
Less: Distributions attributable to preferred stock	(4,093,750)	(4,093,750)	(2,186,890)	—	—

Net income available to common stockholders	819,197	2,046,479	2,185,938	3,601,945	1,623,928

Add: Real estate depreciation and amortization, including discontinued operations	12,704,641	10,528,458	8,349,474	3,651,119	973,345
Less: Gain on sale of real estate, net of taxes paid	—	(78,667)	(1,106,590)	—	—

FFO available to common stockholders	$13,523,838	$12,496,270	$9,428,822	$7,253,064	$2,597,273

Weighted average shares outstanding — basic	8,565,149	8,565,264	7,827,781	7,670,219	7,649,855
Weighted average shares outstanding — diluted	8,565,149	8,565,264	7,986,690	7,723,220	7,708,534

Basic net income per weighted average common share	$0.10	$0.24	$0.28	$0.47	$0.21

Diluted net income per weighted average common share	$0.10	$0.24	$0.27	$0.47	$0.21

Basic FFO per weighted average common share	$1.58	$1.46	$1.20	$0.95	$0.34

Diluted FFO per weighted average common share	$1.58	$1.46	$1.18	$0.94	$0.34

Distributions declared per common share	$1.50	$1.44	$1.44	$0.96	$0.48

Percentage of FFO paid per common share	95%	99%	120%	102%	141%

(2)	The calculation of the ratio of earnings to combined fixed charges and preferred distributions is below. “Earnings” consist of net income from continuing operations before fixed charges. “Fixed charges” consist of interest expense, amortization of deferred financing fees and the portion of operating lease expense that represents interest. The portion of operating lease expense that represents interest is calculated by dividing the amount of rent expense, allocated to us by our Adviser as part of the administration fee payable under the Amended Advisory Agreement, by three.

	For the year ended	For the year ended	For the year ended	For the year ended	For the year ended
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
Net income from continuing operations	$4,948,323	$6,031,515	$3,357,031	$3,510,957	$1,529,253

Add: fixed charges	20,283,961	15,670,067	11,490,476	2,494,245	25,565

Less: preferred distributions	(4,093,750)	(4,093,750)	(2,186,890)	—	—

Earnings	$21,138,534	$17,607,832	$12,660,617	$6,005,202	$1,554,818

Fixed charges:
Interest expense	15,574,731	10,847,346	8,041,412	2,187,586	—
Amortization of deferred financing fees	604,433	717,195	1,207,198	260,098	—
Estimated interest component of rent	11,047	11,776	54,976	46,561	25,565
Preferred distributions	4,093,750	4,093,750	2,186,890	—	—

Total fixed charges and preferred distributions	20,283,961	15,670,067	11,490,476	2,494,245	25,565

Ratio of earnings to combined fixed charges and preferred distributions	1.0	1.1	1.1	2.4	60.8

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
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
Business Environment
The United States entered into a recession in December 2007, and, as a result, conditions within the global credit markets and the U.S. real estate credit markets in particular continue to experience historic levels of dislocation and stress. The economic downturn and the disruptions in the capital markets have increased the cost of, and decreased our ability to obtain, new debt and equity capital. The longer these conditions persist, the greater the probability that these factors could have an adverse effect on our operations and financial results. The current economic conditions also make it difficult to price and finance new investment opportunities on attractive terms. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us. Continued weak economic conditions could adversely impact the financial condition of one or more of our tenants and therefore, could make a tenant bankruptcy and payment default on the related lease or loan more likely. Currently, all of our properties are fully leased and all of our tenants and our borrower are current and paying in accordance with their leases and loan, respectively. In addition, no balloon payments are due under our mortgage notes payable until 2010, and the $48.0 million mortgage note that matures in 2010 has three annual extension options through 2013.
Our ability to make new investments is highly dependent upon external financing. Our principal external financing sources generally include the issuance of equity securities, the issuance of long-term mortgages secured by properties and borrowings under our line of credit. Recent market conditions have affected the trading price of our common stock. On February 19, 2009, the closing market price of our common stock was $6.56, which represents a 56% discount to our average stock price of $14.82 during 2008. As a result, equity financing is not currently a viable alternative for us. In addition, the market for long-term mortgages has frozen as the collateralized mortgage-backed securities, or CMBS, market has disappeared. With the recent closure of the CMBS market, many banks are not lending on commercial real estate as they are no longer able to sell these loans to the CMBS market and many banks are not willing or able to keep these loans on their balance sheets. We are now seeing banks only willing to issue medium-term mortgages, between 2 to 5 years, at substantially less favorable terms. As a result, we intend to focus on medium-term mortgages until the market for long-term mortgages returns. Our ability to increase the availability under our line of credit is dependent upon us pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only 10 of our properties do not have long-term mortgages, and 9 of those are pledged as collateral under our line of credit. Our line of credit matures in December 2009, however we intend to exercise our option to extend the term for an additional year, through December 2010.

We expect that under current market conditions, debt and equity capital will be costly and difficult for us to access for some time. As long as this is the case, our near-term strategy has become somewhat dependent upon retaining capital and building the value of our existing portfolio of properties by reviewing and renegotiating existing leases and making capital improvements to our properties. Capital improvements will be limited to the extent we have available capital. We will continue to review potential acquisitions and we intend to continue our strategy of making conservative investments in properties that have existing financing, and funding the remainder using the existing availability under our line of credit, that we believe will weather the current recession and that are likely to produce attractive long-term returns for our stockholders.
Recent Events
Investment Activities: During the year ended December 31, 2008, we acquired six properties totaling approximately 756,000 square feet for approximately $53.6 million, and made capital improvements to our properties located in Newburyport, Massachusetts; Arlington, Texas and Duncan, South Carolina for approximately $2.2 million, resulting in a total investment of approximately $55.8 million. Of the total investment, $49.3 million was funded under our line of credit and the remaining $6.5 million was funded under a long-term note payable with GE Commercial Mortgage Financial Corporation, or GE, assumed in connection with an acquisition.
Financing Activities: During the year ended December 31, 2008, we had net borrowings under our line of credit of approximately $7.1 million with $11.5 million outstanding at December 31, 2008. The proceeds from the line of credit were used to fund the six acquisitions during the year and to fund capital improvements to our properties located in Newburyport, Massachusetts; Arlington, Texas and Duncan, South Carolina. In September 2008, we borrowed approximately $48.0 million pursuant to a long-term note payable with GE, collateralized by security interests in 15 of our properties. The proceeds from the long-term note payable were used to pay down the line of credit.
Property Classifications
At December 31, 2008, we owned 65 properties totaling approximately 6.3 million square feet, and had one mortgage loan outstanding. The total gross investment in these acquisitions, including the $10.0 million mortgage loan investment, was approximately $443.3 million at December 31, 2008. Prior to December 31, 2008, we reported the aggregate number of properties we own based on the appraisals obtained in connection with the acquisition of our properties, which occasionally grouped two or more buildings together. At December 31, 2008 we are reporting, and in future periods we will report, our aggregate number of properties based on the number of individual buildings. Below is a summary of the properties we owned as of the respective periods, using the new methodology:

As of:	Total properties owned
March 31, 2007	46
June 30, 2007	47
September 30, 2007	51
December 31, 2007	59
March 31, 2008	62
June 30, 2008	63
September 30, 2008	65
December 31, 2008	65

Our Adviser and Administrator
Gladstone Management Corporation, or our Adviser, is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser and its vice chairman and chief operating officer, George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC, or the Administrator, which employs our chief financial officer, chief compliance officer, treasurer and their respective staffs.
Our Adviser and Administrator also provide investment advisory and administrative services to our affiliates, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly traded business development companies, as well as Gladstone Land Corporation, a private agricultural real estate company. With the exception of our chief financial officer, all of our executive officers serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.
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
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the years ended December 31, 2008, 2007 and 2006 none of these expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
Management Services and Fees under the Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, or FFO. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee will reward our Adviser if our quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. Our Adviser will receive 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of our pre-incentive fee FFO. Our Adviser will also receive an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875%. The incentive fee may be reduced because of our line of credit covenant which limits distributions to our stockholders to 95% of FFO. In order to comply with this covenant, our board of directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive a portion of the incentive fee for the years ended December 31, 2008 and 2007, which allowed us to maintain the current level of distributions to our stockholders. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders, however, our Adviser is not required to issue any waiver, in whole or in part.

Administration Agreement
Under the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, treasurer and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.
Critical Accounting Policies
The preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Management relies on its experience, collects historical data and current market data, and analyzes this information in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included elsewhere in this report. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.
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

The allocation of the purchase price directly affects the following in our consolidated financial statements:
•	The amount of acquisition costs allocated to the various tangible and intangible assets on our balance sheet;

•	The amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus changes in the purchase price allocation among our assets could have a material impact on our FFO, which is used by investors of REITs to evaluate our operating performance; and

•	The period of time that tangible and intangible assets are depreciated over varies greatly, and thus changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases, which normally range from 10 to 15 years, we depreciate our buildings over 39 years, and land is not depreciated. These differences in timing could have a material impact on our results of operations.
Asset Impairment Evaluation
We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. In determining if impairment exists, management considers such factors as our tenants’ payment history, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industry in which our tenants operate and whether the carrying value of our real estate has decreased. If any of the factors above support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the investment in such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate the hold periods of the properties and cap rates using information we obtain from market comparability studies and other comparable sources. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss we would recognize.
Using the methodology discussed above and in light of the current economic conditions discussed above in “Business Environment,” we performed an impairment analysis of our entire portfolio at December 31, 2008. We have concluded that none of our properties are currently impaired, and we will continue to monitor our portfolio for any indicators that may change our conclusion.
Provision for Loan Losses
Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans we have made based upon our evaluation of known and inherent risks associated with our private lending assets. Management reflects provisions for loan losses based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations. We did not make a loss allowance for our existing mortgage loan receivable as of December 31, 2008, as we believe the carrying value of the loan is fully collectible.

Recently Issued Accounting Pronouncements
Refer to Note 1 in the accompanying consolidated financial statements for a summary of all recently issued accounting pronouncements.
Results of Operations
Our weighted-average yield on the portfolio was approximately 9.63%, 9.55% and 9.48% as of December 31, 2008, 2007, and 2006, respectively. Our weighted-average yields on the six properties acquired during the year ended December 31, 2008 were as follows:

Date Acquired	Property Location	Weighted-Average Yield
1/29/08	Reading, Pennsylvania	9.95%
2/26/08	Fridley, Minnesota	8.93%
3/31/08	Concord Township, Ohio	11.27%
4/30/08	Pineville, North Carolina	11.06%
8/29/08	Marietta, Ohio	11.07%
8/29/08	Chalfont, Pennsylvania	9.01%
The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not take into account the interest expense incurred on the financings placed on our properties.

A comparison of our operating results for the years ended December 31, 2008 and 2007 is below:

	For the year ended December 31,
	2008	2007	$ Change	% Change
Operating revenues
Rental income	$39,675,788	$31,469,297	$8,206,491	26%
Interest income from mortgage notes receivable	898,573	1,013,889	(115,316)	-11%
Tenant recovery revenue	336,637	310,353	26,284	8%

Total operating revenues	40,910,998	32,793,539	8,117,459	25%

Operating expenses
Depreciation and amortization	12,704,641	10,528,458	2,176,183	21%
Property operating expenses	877,073	800,822	76,251	10%
Due diligence expense	1,176,379	20,968	1,155,411	5510%
Base management fee	1,637,851	1,858,120	(220,269)	-12%
Incentive fee	2,831,722	2,564,365	267,357	10%
Administration fee	954,635	837,898	116,737	14%
Professional fees	521,410	625,349	(103,939)	-17%
Insurance	173,414	214,141	(40,727)	-19%
Directors fees	216,851	229,000	(12,149)	-5%
Stockholder related expense	298,384	244,629	53,755	22%
Asset retirement obligation expense	133,244	116,478	16,766	14%
General and administrative	63,263	102,999	(39,736)	-39%

Total operating expenses before credit from Adviser	21,588,867	18,143,227	3,445,640	19%

Credit to incentive fee	(2,196,945)	(2,321,597)	124,652	-5%

Total operating expenses	19,391,922	15,821,630	3,570,292	23%

Other income (expense)
Interest income from temporary investments	21,844	354,249	(332,405)	-94%
Interest income — employee loans	202,097	222,051	(19,954)	-9%
Other income	63,993	47,847	16,146	34%
Interest expense	(16,858,687)	(11,564,541)	(5,294,146)	46%

Total other expense	(16,570,753)	(10,940,394)	(5,630,359)	51%

Income from continuing operations	4,948,323	6,031,515	(1,083,192)	-18%

Discontinued operations
Loss from discontinued operations	(35,376)	(3,312)	(32,064)	968%
Net realized income from foreign currency transactions	—	33,359	(33,359)	-100%
Taxes refunded on sale of real estate	—	78,667	(78,667)	-100%

Total discontinued operations	(35,376)	108,714	(144,090)	-133%

Net income	4,912,947	6,140,229	(1,227,282)	-20%

Distributions attributable to preferred stock	(4,093,750)	(4,093,750)	—	0%

Net income available to common stockholders	$819,197	$2,046,479	$(1,227,282)	-60%

Operating Revenues
Rental income increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily as a result of the six properties acquired during 2008, coupled with properties acquired during 2007 that were held for the full year in 2008.
Interest income from mortgage notes receivable decreased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily because interest income on our mortgage loan is based on the London Interbank Offered Rate, or LIBOR, which has significantly decreased over the past year.
Tenant recovery revenue increased for the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily as a result of the reimbursement of the ground lease payments on our Tulsa, Oklahoma property acquired in March 2007, which was held for the entire year in 2008, coupled with properties acquired during 2008 in which tenants reimbursed us for insurance expense.
Operating Expenses
Depreciation and amortization expenses increased during the year ended December 31, 2008, as compared to the year ended December 31, 2007, as a result of the six properties acquired during 2008, and properties acquired during 2007 that were held for the full year in 2008.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased during the year ended December 31, 2008, as compared to the year ended December 31, 2007, due to an increase in the amount of franchise taxes paid as a result of the properties acquired during 2008. In addition, property operating expenses included ground lease payments on our Tulsa, Oklahoma property acquired in March 2007, which was held for the entire year in 2008.
Due diligence expense consists of fees incurred for acquisitions that did not close. The fees primarily consist of legal fees and fees incurred for third-party reports prepared during our due diligence work. Over $1.0 million of the fees incurred were related to a large potential acquisition that did not close during 2008, and is not expected to be pursued further in 2009. We anticipate with the adoption of SFAS 141(R), discussed in detail in Note 1 of the accompanying consolidated financial statements, that the amount of expense we incur during 2009 and future years will also increase, as we will no longer be able to capitalize due diligence costs into the price of the acquisition.
The base management fee decreased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, as a result of a decrease in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Investment Advisory and Administration Agreements.”
The incentive fee increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, due to the decrease in total common stockholders’ equity, coupled with the increase in FFO. The calculation of the incentive fee is described in detail above under “Investment Advisory and Administration Agreements.”
The administration fee increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily as a result of the increased number of employees of our Administrator, coupled with an increase in overhead expenses allocated by our Administrator. The calculation of the administrative fee is described in detail above under “Investment Advisory and Administration Agreements.”
Professional fees, consisting primarily of legal and accounting fees, decreased during the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily as a result of a reduction in legal fees combined with fees incurred during the year ended December 31, 2007 for state tax research and costs related to the implementation of FIN 48, which were not incurred during the year ended December 31, 2008.

Insurance expense consists of the premiums paid for directors and officers insurance, which is renewed annually each September. Insurance expense decreased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, because of a decrease in the premiums for the period from September 2007 through September 2008. Premiums for directors and officers insurance increased approximately 11% for the period from September 2008 through September 2009 and thus we expect this amount to increase in 2009.
Directors’ fees decreased during the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily as a result of fewer committee meetings occurring in the year ended December 31, 2008 coupled with one of the independent directors becoming an interested director in January 2008, and thus the director no longer receiving fees for attending board meetings.
Stockholder related expense increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily as a result of the increase in our costs associated with printing and filing the annual report, coupled with costs associated with the solicitation of the stockholder vote for the 2008 annual meeting.
Asset retirement obligation expense increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily as a result of a property acquired during 2008, which was required to recognize an asset retirement liability, coupled with a property acquired where a liability was recorded during 2007 that was held for the full year in 2008.
General and administrative expenses decreased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily as a result of a decrease in the amount of dues and subscriptions, office expense and bank service charges incurred in 2008.
Other Income and Expense
Interest income from temporary investments decreased during the year ended December 31, 2008, as compared to the year ended December 31, 2007. The decrease was primarily a result of the decrease in our average cash balances during the year ended December 31, 2008.
Interest income on employee loans decreased during the year ended December 31, 2008, as compared to the year ended December 31, 2007. This decrease was a result of employees who paid off their loans during 2008, coupled with other partial principal repayments over the periods.
Other income increased during the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily because of a real estate tax reimbursement we received from our property located in Sterling Heights, Michigan in 2008.
Interest expense increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007. This was primarily a result of the long-term financings we closed on 16 of our properties during 2008, coupled with an increased amount outstanding on our line of credit during 2008.
Discontinued Operations
The loss from discontinued operations for the year ended December 31, 2008 is the expense related to our two Canadian properties, which were sold in July 2006. The expense relates to legal fees associated with the dissolution of the entities which sold the properties. The 2006 tax returns were filed in March 2007, and we were due a refund of approximately $79,000, which is reflected on the accompanying consolidated statements of operations under Taxes refunded on sale of real estate for the year ended December 31, 2007.

Net Income Available to Common Stockholders
Net income available to common stockholders decreased for the year ended December 31, 2008, as compared to the year ended December 31, 2007. This decrease was primarily a result of increased interest expense from the increased number of properties which have long-term financing, partially offset by the increase in the size of our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above.
A comparison of our operating results for the years ended December 31, 2007 and 2006 is below:

	For the year ended December 31,
	2007	2006	$ Change	% Change
Operating revenues
Rental income	$31,469,297	$23,964,035	$7,505,262	31%
Interest income from mortgage notes receivable	1,013,889	1,845,231	(831,342)	-45%
Tenant recovery revenue	310,353	136,280	174,073	128%

Total operating revenues	32,793,539	25,945,546	6,847,993	26%

Operating expenses
Depreciation and amortization	10,528,458	8,297,174	2,231,284	27%
Property operating expenses	800,822	636,427	164,395	26%
Due diligence expense	20,968	9,365	11,603	124%
Base management fee	1,858,120	2,902,053	(1,043,933)	-36%
Incentive fee	2,564,365	—	2,564,365	100%
Administration fee	837,898	—	837,898	100%
Professional fees	625,349	953,066	(327,717)	-34%
Insurance	214,141	211,562	2,579	1%
Directors fees	229,000	140,000	89,000	64%
Stockholder related expense	244,629	311,049	(66,420)	-21%
Asset retirement obligation expense	116,478	129,142	(12,664)	-10%
General and administrative	102,999	82,847	20,152	24%

Total operating expenses before credit from Adviser	18,143,227	14,067,096	4,076,131	29%

Credit to incentive fee	(2,321,597)	—	(2,321,597)	100%

Total operating expenses	15,821,630	14,067,096	1,754,534	12%

Other income (expense)
Interest income from temporary investments	354,249	76,772	277,477	361%
Interest income — employee loans	222,051	125,788	96,263	77%
Other income	47,847	380,915	(333,068)	-87%
Interest expense	(11,564,541)	(9,104,894)	(2,459,647)	27%

Total other expense	(10,940,394)	(8,521,419)	(2,418,975)	28%

Income from continuing operations	6,031,515	3,357,031	2,674,484	80%

Discontinued operations
Loss from discontinued operations	(3,312)	112,145	(115,457)	-103%
Net realized income from foreign currency transactions	33,359	(202,938)	236,297	-116%
Gain on sale of real estate	—	1,422,026	(1,422,026)	100%
Taxes refunded on sale of real estate	78,667	(315,436)	394,103	-125%

Total discontinued operations	108,714	1,015,797	(907,083)	-89%

Net income	6,140,229	4,372,828	1,767,401	40%

Distributions attributable to preferred stock	(4,093,750)	(2,186,890)	(1,906,860)	87%

Net income available to common stockholders	$2,046,479	$2,185,938	$(139,459)	-6%

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
Due diligence expense consists of fees incurred for acquisitions that did not close. The fees primarily consist of legal fees and fees incurred for third party reports prepared during our due diligence work.
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
Interest income on employee loans increased during the year ended December 31, 2007, as compared to the year ended December 31, 2006. This increase was a result of 11 employee loans that were originated during 2006 in which interest was earned for the full year in 2007.
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
Net Income Available to Common Stockholders
Net income available to common stockholders decreased for the year ended December 31, 2007, as compared to the year ended December 31, 2006. This decrease was primarily a result of the gain on sale of the two Canadian properties recognized in July of 2006, coupled with increased interest expense from the increased number of properties which have long-term financing and the preferred distributions paid. This is partially offset by the increase in our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above, and the elimination of stock option expense during 2007.
Liquidity and Capital Resources
Future Capital Needs
At December 31, 2008, we had approximately $4.5 million in cash and cash equivalents. We have access to our existing line of credit with an available borrowing capacity of $35.5 million, have obtained mortgages on 55 of our properties and have a $20.0 million short-term loan. We had investments in 65 real properties for a net value, including intangible assets, of approximately $397.3 million and one mortgage loan receivable for $10.0 million.
As discussed in “Business Environment” above, continued weak economic conditions have adversely affected our ability to obtain additional mortgages, as well as our ability to borrow funds and issue equity securities, our principal sources of external financing. Until economic conditions improve, we intend to fund our existing contractual obligations with our cash flows from operations and borrowing against our existing line of credit. When economic conditions improve, we intend to complete additional acquisitions of real estate and to originate additional mortgage notes. When economic conditions improve, we intend to fund our contractual obligations and acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the mortgages with some or all of our real property, by borrowing against our existing line of credit or by issuing additional equity securities under an effective shelf registration statement. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities consisting of common or preferred stock, all of which was available as of December 31, 2008. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We do not have any balloon principal payments due under any of our long-term mortgages until 2010, and the $48.0 million mortgage that matures in 2010 has three annual extension options through 2013.
In addition, we need sufficient capital to fund our distributions, pay the debt service costs on our existing long-term mortgages, repay our $20.0 million short-term loan and fund our current operating costs. We may require credits to our management fees, issued from our Adviser, in order to meet these obligations, although our Adviser is under no obligation to provide such credits, in whole or in part. We routinely review our liquidity requirements, and we believe that our current cash flows from operations, coupled with our current availability on our line of credit, are sufficient to continue operations, repay our short-term loan and pay distributions to our stockholders, however we are unable to determine the terms of future borrowings or equity issuances or whether we will be able to borrow funds or issue equity on terms favorable to us, or at all.

Operating Activities
Net cash provided by operating activities during the year ended December 31, 2008 was approximately $17.6 million, compared to net cash provided by operating activities of approximately $16.1 million for the year ended December 31, 2007. The increase in cash provided by operating activities is primarily a result of the six properties we acquired during 2008, coupled with the properties acquired during 2007 that were held for the full year in 2008. A majority of cash from operating activities is generated from the rental payments we receive from our tenants and the interest payments we receive from our borrower. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit and short-term loan, distributions to our stockholders, management fees to our Adviser, and other entity level expenses.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2008 was approximately $50.8 million, which primarily consisted of the purchase of six properties, as described in “Recent Events” above, as compared to net cash used in investing activities during the year ended December 31, 2007 of approximately $106.1 million, which primarily consisted of the purchase of 14 properties and one leasehold interest. During the year ended December 31, 2008, we purchased five of the six properties using borrowings under our line of credit and assumed the mortgage on the sixth property located in Chalfont, Pennsylvania. During the year ended December 31, 2007, we purchased all of the properties using borrowings under our line of credit, and then subsequently placed long-term mortgages on most of these properties and used the proceeds to pay down the line of credit.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2008 was approximately $36.3 million, which primarily consisted of the proceeds from the long-term financing of 16 of our properties and borrowings under our line of credit, partially offset by repayments on our line of credit, principal repayments on mortgage notes payable, payments for deferred financing costs and distributions paid to our stockholders. Net cash provided by financing activities for the year ended December 31, 2007 was approximately $55.3 million, which primarily consisted of the proceeds received from the long-term financing of 10 of our properties and the proceeds from the short-term loan, partially offset by repayments on our line of credit, payments for deferred financing costs, principal repayments on mortgage notes payable and distributions paid to our stockholders.
Mortgage Notes Payable
On August 29, 2008, we assumed approximately $6.4 million of indebtedness pursuant to a long-term note payable from GE Commercial Mortgage Financial Corporation, or GE, in connection with our acquisition on the same date of a property located in Chalfont, Pennsylvania. The note accrues interest at a rate of 6.80% per year, and we may not repay this note prior to maturity or we may be subject to a substantial prepayment penalty. The note matures on June 1, 2016.
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
As of December 31, 2008, we had 16 fixed-rate mortgage notes payable in the aggregate principal amount of approximately $255.1 million, collateralized by a total of 55 properties with terms ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2008 was approximately 6.0%.

Line of Credit
On December 29, 2006, we entered into a $75.0 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, which matures on December 29, 2009. As long as we are in compliance with our covenants under the line of credit, we have the option to extend the line of credit for an additional year, and we currently intend to exercise this option. We must notify KeyBank of our intention to exercise the renewal option 45 days prior to the maturity date and pay an extension fee of 0.20% of the total commitment outstanding at the date of notification. We subsequently increased the availability under our line of credit to $95.0 million in November 2007. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our funds from operations, or FFO, beginning with the quarter ended December 31, 2007. In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. The availability under the line of credit will also be reduced by letters of credit used in the ordinary course of business. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of December 31, 2008, there was $11.5 million outstanding under the line of credit at an interest rate of approximately 2.4%, and approximately $5.1 million outstanding under letters of credit at a weighted average interest rate of approximately 2.0%. At December 31, 2008, the remaining borrowing capacity available under the line of credit was approximately $35.5 million. We were in compliance with all covenants under the line of credit as of December 31, 2008.
Short-Term Loan
On December 21, 2007, we entered into a $20.0 million unsecured term loan with KeyBank National Association, which matured on December 20, 2008. We exercised our option to extend the term for an additional six months, which resulted in a new maturity date of June 20, 2009. The interest rate charged on the loan is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. Our ability to maintain this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO. As of December 31, 2008, the interest rate on the short-term loan was approximately 4.2%, and we were in compliance with all covenants under the short-term loan. We currently have adequate availability under our line of credit to repay the loan in June 2009.

Contractual Obligations
The following table reflects our significant contractual obligations as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$286,611,173	$33,953,975	$53,333,089	$6,431,796	$192,892,313
Interest on Debt Obligations (2)	94,181,075	16,530,519	26,763,348	23,261,607	27,625,601
Capital Lease Obligations (3)	300,000	—	—	—	300,000
Operating Lease Obligations (4)	1,680,000	134,400	268,800	268,800	1,008,000

Total	$382,772,248	$50,618,894	$80,365,237	$29,962,203	$221,825,914

(1)	Debt obligations represent borrowings under our line of credit, term loan and mortgage notes payable that were outstanding as of December 31, 2008. The line of credit matures in December 2009, and we expect to exercise our option to extend for an additional year. The term loan matures in June 2009. The $48.0 million mortgage note issued in September 2008 matures in October 2010, and we expect to exercise our options to extend through October 2013.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit or term loan. The balance and interest rate on our line of credit and term loan are variable, thus the amount of interest calculated for purposes of this table was based upon rates and balances as of December 31, 2008.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of December 31, 2008.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we will be exposed to is interest rate risk. We currently own one variable rate loan receivable, certain of our leases contain escalations based on market interest rates, and the interest rate on our existing line of credit and short-term loan are variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments. We have not entered into any derivative contracts to attempt to further manage our exposure to interest rate fluctuations.
To illustrate the potential impact of changes in interest rates on our net income for the years ended December 31, 2008 and 2007, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the impact of a 1% increase and 1% decrease in the one month LIBOR for the years ended December 31, 2008 and 2007.

	Year ended December 31,
	2008	2007
1% increase in the one month LIBOR

Rental & interest income	$106,031	$36,500

Interest expense	320,250	247,389

Net decrease	$(214,219)	$(210,889)

Net income available to common stockholders (as reported)	$819,197	$2,046,479

Net decrease as percentage of Net income available to common stockholders (as reported)	-26.1%	-10.3%

1% decrease in the one month LIBOR

Rental & interest income	$(96,882)	$(38,948)

Interest expense	$(320,250)	$(248,067)

Net increase	$223,368	$209,119

Net income available to common stockholders (as reported)	$819,197	$2,046,479

Net increase as percentage of Net income available to common stockholders (as reported)	27.3%	10.2%
As of December 31, 2008, the fair value of our fixed rate debt outstanding was approximately $227.9 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at December 31, 2008, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by approximately $10.4 million and $11.1 million, respectively.

In the future, we may be exposed to additional effects of interest rate changes primarily as a result of our line of credit, term loan or long-term mortgage debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance debt if necessary.

Item 8. Financial Statements and Supplementary Data

Report of Management on Internal Controls over Financial Reporting
To the Stockholders and Board of Directors of Gladstone Commercial Corporation:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets, provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.
The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
February 25, 2009

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Gladstone Commercial Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Commercial Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
McLean, VA
February 25, 2009

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Real estate, at cost	$390,562,138	$340,500,406
Less: accumulated depreciation	24,757,576	15,738,634

Total real estate, net	365,804,562	324,761,772

Lease intangibles, net	31,533,843	28,989,556
Mortgage notes receivable	10,000,000	10,000,000
Cash and cash equivalents	4,503,578	1,356,408
Restricted cash	2,677,561	1,914,067
Funds held in escrow	2,150,919	1,401,695
Deferred rent receivable	7,228,811	5,094,799
Deferred financing costs, net	4,383,446	4,405,129
Due from adviser (Refer to Note 2)	108,898	—
Prepaid expenses and other assets	707,167	979,263

TOTAL ASSETS	$429,098,785	$378,902,689

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$255,111,173	$202,120,471
Short-term loan and borrowings under line of credit	31,500,000	24,400,000
Deferred rent liability	3,147,472	3,933,035
Asset retirement obligation liability	2,190,192	1,811,752
Accounts payable and accrued expenses	2,673,787	778,949
Due to adviser (Refer to Note 2)	—	784,301
Obligation under capital lease	235,378	—
Rent received in advance, security deposits and funds held in escrow	3,745,523	2,706,113

Total Liabilities	298,603,525	236,534,621

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding	2,150	2,150
Common stock, $0.001 par value, 47,700,000 shares authorized and 8,563,264 and 8,565,264 shares issued and outstanding, respectively	8,563	8,565
Additional paid in capital	170,622,581	170,640,979
Notes receivable — employees	(2,595,886)	(2,769,923)
Distributions in excess of accumulated earnings	(37,542,148)	(25,513,703)

Total Stockholders’ Equity	130,495,260	142,368,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,098,785	$378,902,689

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2008	2007	2006
Operating revenues
Rental income	$39,675,788	$31,469,297	$23,964,035
Interest income from mortgage notes receivable	898,573	1,013,889	1,845,231
Tenant recovery revenue	336,637	310,353	136,280

Total operating revenues	40,910,998	32,793,539	25,945,546

Operating expenses
Depreciation and amortization	12,704,641	10,528,458	8,297,174
Property operating expense	877,073	800,822	636,427
Due diligence expense	1,176,379	20,968	9,365
Base management fee (Refer to Note 2)	1,637,851	1,858,120	2,902,053
Incentive fee (Refer to Note 2)	2,831,722	2,564,365	—
Administration fee (Refer to Note 2)	954,635	837,898	—
Professional fees	521,410	625,349	953,066
Insurance	173,414	214,141	211,562
Directors fees	216,851	229,000	140,000
Stockholder related expenses	298,384	244,629	311,049
Asset retirement obligation expense	133,244	116,478	129,142
General and administrative	63,263	102,999	82,847
Stock option compensation expense	—	—	394,411

Total operating expenses before credit from Adviser	21,588,867	18,143,227	14,067,096

Credit to incentive fee (Refer to Note 2)	(2,196,945)	(2,321,597)	—

Total operating expenses	19,391,922	15,821,630	14,067,096

Other income (expense)
Interest income from temporary investments	21,844	354,249	76,772
Interest income — employee loans	202,097	222,051	125,788
Other income	63,993	47,847	380,915
Interest expense	(16,858,687)	(11,564,541)	(9,104,894)

Total other expense	(16,570,753)	(10,940,394)	(8,521,419)

Income from continuing operations	4,948,323	6,031,515	3,357,031

Discontinued operations
(Loss) income from discontinued operations	(35,376)	(3,312)	112,145
Net realized income (loss) from foreign currency transactions	—	33,359	(202,938)
Gain on sale of real estate	—	—	1,422,026
Taxes refunded (paid) on sale of real estate	—	78,667	(315,436)

Total discontinued operations	(35,376)	108,714	1,015,797

Net income	4,912,947	6,140,229	4,372,828

Distributions attributable to preferred stock	(4,093,750)	(4,093,750)	(2,186,890)

Net income available to common stockholders	$819,197	$2,046,479	$2,185,938

Earnings per weighted average common share — basic
Income from continuing operations (net of distributions attributable to preferred stock)	$0.10	$0.23	$0.15
Discontinued operations	0.00	0.01	0.13

Net income available to common stockholders	$0.10	$0.24	$0.28

Earnings per weighted average common share — diluted
Income from continuing operations (net of distributions attributable to preferred stock)	$0.10	$0.23	$0.14
Discontinued operations	0.00	0.01	0.13

Net income available to common stockholders	$0.10	$0.24	$0.27

Weighted average shares outstanding
Basic	8,565,149	8,565,264	7,827,781

Diluted	8,565,149	8,565,264	7,986,690

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Issuance of Common Stock Under Stock Option Plan	893	—	13,650,453	(2,769,954)	—	10,881,392

Issuance of Preferred Stock	—	2,150	53,747,850	—	—	53,750,000

Public Offering Costs	—	—	(2,654,279)	—	—	(2,654,279)

Stock Option Compensation Expense	—	—	394,411	—	—	394,411

Repayment of Principal on Notes Receivable	—	—	—	914	—	914

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(13,469,626)	(13,469,626)

Net income	—	—	—	—	4,372,828	4,372,828

Balance at December 31, 2006	$8,565	$2,150	$170,640,979	$(3,201,322)	$(15,226,196)	$152,224,176

Repayment of Principal on Notes Receivable	—	—	—	431,399	—	431,399

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(16,427,736)	(16,427,736)

Net income	—	—	—	—	6,140,229	6,140,229

Balance at December 31, 2007	$8,565	$2,150	$170,640,979	$(2,769,923)	$(25,513,703)	$142,368,068

Forfeiture of Common Stock	(2)	—	(18,398)	—	—	(18,400)

Repayment of Principal on Notes Receivable	—	—	—	174,037	—	174,037

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(16,941,392)	(16,941,392)

Net income	—	—	—	—	4,912,947	4,912,947

Balance at December 31, 2008	$8,563	$2,150	$170,622,581	$(2,595,886)	$(37,542,148)	$130,495,260

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$4,912,947	$6,140,229	$4,372,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	12,704,641	10,528,458	8,349,474
Amortization of deferred financing costs, including discontinued operations	1,283,956	717,195	1,207,198
Amortization of deferred rent asset and liability	(532,066)	(532,068)	(442,765)
Accretion of obligation under capital lease	10,311	—	—
Asset retirement obligation expense, including discontinued operations	133,244	116,478	139,074
Stock compensation	—	—	394,411
Increase in mortgage notes payable due to change in value of foreign currency	—	—	202,066
Value of building acquired in excess of mortgage note satisfied, applied to interest income	—	—	(335,701)
Gain on sale of real estate	—	—	(1,422,026)
Decrease (increase) in prepaid expenses and other assets	172,096	64,990	(62,880)
Increase in deferred rent receivable	(2,387,509)	(1,741,016)	(1,270,159)
Increase in accounts payable, accrued expenses, and amount due adviser, net	1,001,639	625,398	196,294
Increase in rent received in advance	275,916	176,145	268,037

Net cash provided by operating activities	17,575,175	16,095,809	11,595,851

Cash flows from investing activities:
Real estate investments	(49,359,852)	(105,599,587)	(48,339,307)
Proceeds from sales of real estate	—	—	2,102,567
Principal repayments on mortgage notes receivable	—	—	44,742
Receipts from lenders for reserves held in escrow	874,227	1,603,309	1,127,753
Payments to lenders for reserves held in escrow	(1,623,452)	(1,369,186)	(1,722,280)
(Increase) decrease in restricted cash	(763,494)	(688,905)	749,274
Deposits on future acquisitions	(1,650,000)	(2,110,000)	(900,000)
Deposits applied against real estate investments	1,750,000	2,110,000	1,200,000

Net cash used in investing activities	(50,772,571)	(106,054,369)	(45,737,251)

Cash flows from financing activities:
Proceeds from share issuance	—	—	65,089,026
Redemption of shares for payment of taxes	—	—	(457,634)
Offering costs	—	—	(2,654,279)
Borrowings under mortgage notes payable	48,015,000	48,521,690	68,055,000
Principal repayments on mortgage notes payable	(1,485,901)	(895,657)	(604,318)
Principal repayments on employee notes receivable	155,637	431,399	914
Borrowings from short-term loan and line of credit	76,900,000	65,500,000	71,400,400
Repayments on line of credit	(69,800,000)	(41,100,000)	(114,960,400)
Receipts from tenants for reserves	2,391,360	2,023,019	2,099,506
Payments to tenants from reserves	(2,159,671)	(1,710,685)	(3,276,731)
Increase in security deposits	531,806	376,572	427,951
Payments for deferred financing costs	(1,262,273)	(1,409,320)	(3,242,881)
Distributions paid for common and preferred	(16,941,392)	(16,427,736)	(13,469,627)

Net cash provided by financing activities	36,344,566	55,309,282	68,406,927

Net increase (decrease) in cash and cash equivalents	3,147,170	(34,649,278)	34,265,527

Cash and cash equivalents, beginning of year	1,356,408	36,005,686	1,740,159

Cash and cash equivalents, end of year	$4,503,578	$1,356,408	$36,005,686

Cash paid during period for interest	$14,337,944	$10,693,440	$8,045,342

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION

Additions to real estate included in accounts payable, accrued expenses, and amount due adviser	$—	$81,400	$—

Increase in asset retirement obligation	$245,196	$180,458	$1,631,294

Fixed rate debt assumed in connection with acquisitions	$6,461,603	$4,506,689	$30,129,654

Obligation under capital lease	$225,068	$—	$—

Assumption of mortgage notes payable by buyer	$—	$—	$4,846,925

Acquisition of building in satisfaction of mortgage note receivable	$—	$—	$11,316,774

Notes receivable issued in exchange for common stock associated with the exercise of employee stock options	$—	$—	$2,769,954

Forfeiture of common stock in satisfaction of employee note receivable	$18,400	$—	$—

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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations was approximately $9.0 million, $7.1 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was approximately $0.3 million for each of the years ended December 31, 2008, 2007 and 2006, respectively. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was approximately $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets, including discontinued operations, was approximately $3.7 million, $3.4 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that the Company periodically review the carrying value of each property to determine if circumstances indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on real estate assets in the Company’s history.
In light of the current economic conditions discussed in “Management’s Discussion and Analysis -Business Environment,” the Company performed an impairment analysis of its entire portfolio at December 31, 2008. In performing the analysis, the Company considered such factors as the tenants’ payment history, the financial condition of the tenants, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether the carrying value of the real estate has decreased. The Company concluded that none of its properties were impaired, and will continue to monitor its portfolio for any indicators that may change this conclusion.
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
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. All of the Company’s cash and cash equivalents at December 31, 2008 were held in the custody of one financial institution, and the Company’s balance at times may exceed federally insurable limits.

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
Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method over the term of the financing secured. The Company made payments of approximately $1.3 million, $1.4 million and $3.2 million for deferred financing costs during the years ended December 31, 2008, 2007 and 2006, respectively. Total amortization expense related to deferred financing costs was approximately $1.3 million, $0.7 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of accounts receivable, interest receivable, prepaid assets and deposits on real estate.
Obligation under Capital Lease
In conjunction with the Company’s acquisition of a building in Fridley, Minnesota in February 2008, the Company acquired a ground lease on the parking lot of the building, which had a purchase obligation to acquire the land under the ground lease at the end of the term in April 2014 for $300,000. In accordance with SFAS No. 13 “Accounting for Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding present value of the obligation under the capital lease. The Company recorded total interest expense related to the accretion of the capital lease obligation of $10,310 for the year ended December 31, 2008.
Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Certain of the Company’s leases currently contain rental increases at specified intervals. We recognize such revenues on a straight-line basis by averaging the non-cancelable rental revenues over the lease terms. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an allowance for uncollectible accounts or records a direct write-off of the specific rent receivable, which would have an adverse effect on the net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease total assets and stockholders’ equity. No such reserves have been recorded as of December 31, 2008.

Management considers its loans and other lending investments to be held-for-investment. The Company reflects loans classified as long-term investments at amortized cost, less allowance for loan losses, acquisition premiums or discounts, and deferred loan fees. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as yield adjustments. If loans with premiums, discounts, or loan origination fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis. Prepayment penalties or yield maintenance payments from borrowers are recognized as additional income when received.
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
Foreign Currency Transactions
The Company purchased two properties in Canada in October 2004. These properties were classified as held for sale as of June 30, 2006, and were sold in July 2006. All gains and losses from foreign currency transactions are reflected in discontinued operations in the Company’s consolidated financial statements. The Company had a bank account in Canada, which was closed in December 2007. The cash account was re-valued at each balance sheet date to reflect the then current exchange rate. The gains or losses from the valuation of the cash were recorded on the income statement as a realized gain or loss. A realized gain, net of taxes paid, of approximately $1.1 million related to the sale of the Canadian properties was recognized for the year ended December 31, 2006. A refund of taxes paid was subsequently received during 2007, which effectively increased the cumulative net gain recorded in 2006 and 2007 on the sale to approximately $1.2 million.

Asset Retirement Obligations
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The Company accrued a liability during the years ended December 31, 2008 and 2007 of approximately $0.2 million and $0.06 million, respectively, related to properties acquired during those periods, which reflected the present value of the future obligation. The Company recorded expense of approximately $0.1 million for each of the years ended December 31, 2008, 2007 and 2006, including discontinued operations, related to the cumulative accretion of the obligation.
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
In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate. The Company adopted this pronouncement during the quarter ended December 31, 2008, and the adoption had no material impact on its consolidated financial statements as of December 31, 2008.

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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“ SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 (R) significantly changes the accounting for acquisitions involving business combinations, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. SFAS 141(R) also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting under SFAS 141. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. If SFAS 141(R) had been in effect as of January 1, 2008, the Company would have expensed approximately $0.7 million of transaction costs related to the six acquisitions completed during the year ended December 31, 2008, or approximately 1.4% of the total purchase price of the acquired properties, which would have resulted in an increase in operating expenses of approximately 3.8% and a corresponding decrease in net income of approximately 14.9%. The impact on the Company’s 2009 results of operations could differ significantly.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this pronouncement during the quarter ended December 31, 2008, and the adoption had no material impact on its consolidated financial statements as of December 31, 2008.
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years, and must be applied prospectively to intangible assets acquired after the effective date. The Company does not believe the adoption of this pronouncement will have a material impact on its results of operations.

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
Reclassifications
Certain amounts from prior years’ financial statements have been reclassified to conform to the current presentation. Certain items within the cash flow statement were re-classed between the financing and investing sections during 2008. These items related to payments received from tenants for reserves and payments made to lenders for reserves. These reclassifications had no effect on previously reported net income or stockholders’ equity.
2. Management Advisory Fee
The Company has been externally managed pursuant to a contractual investment advisory arrangement with its Adviser, under which its Adviser has directly employed all of the Company’s personnel and paid its payroll, benefits, and general expenses directly. The Company’s initial investment advisory agreement with its Adviser was in place from August 12, 2003 through December 31, 2006 (the “Initial Advisory Agreement”). On January 1, 2007, the Company entered into an amended and restated investment advisory agreement with its Adviser (the “Amended Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with a wholly-owned subsidiary of the Adviser, Gladstone Administration, LLC (the “Administrator”). The management services and fees under the Initial Advisory Agreement and the Amended Advisory and Administration Agreements are described below.
Initial Advisory Agreement
Under the Initial Advisory Agreement, the Company was required to reimburse its Adviser for its pro rata share of its Adviser’s payroll and benefits expenses on an employee-by-employee basis, based on the percentage of each employee’s time devoted to the Company’s matters. During the year ended December 31, 2006, these expenses were approximately $2.3 million.
The Company was also required to reimburse its Adviser for its pro rata portion of all other expenses of its Adviser not reimbursed under the Initial Advisory Agreement (“overhead expenses”), equal to the total overhead expenses of its Adviser, multiplied by the ratio of hours worked by its Adviser’s employees on the Company’s projects to the total hours worked by its Adviser’s employees. However, the Company was only required to reimburse its Adviser for its portion of its overhead expenses if the amount of payroll and benefits the Company reimbursed to its Adviser was less than 2.0% of the Company’s average invested assets for the year. Additionally, the Company was only required to reimburse its Adviser for overhead expenses up to the point that reimbursed overhead expenses and payroll and benefits expenses, on a combined basis, equaled 2.0% of the Company’s average invested assets for the year. The Adviser billed the Company on a monthly basis for these amounts. The Adviser was required to reimburse the Company annually for the amount by which overhead expenses billed to and paid by the Company exceeded this combined 2.0% limit during a given year. The overhead expenses never exceeded the combined 2.0% limit and, consequently, the Company never received any reimbursement. During the year ended December 31, 2006, the Company reimbursed its Adviser approximately $0.6 million of overhead expenses.
Amended Advisory Agreement
The Amended Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on FFO. For the years ended December 31, 2008 and 2007, the Company recorded a base management fee of approximately $1.6 million and $1.9 million, respectively. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser also receives an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%.

For the years ended December 31, 2008 and 2007, the Company recorded an incentive fee of approximately $2.8 million and $2.6 million, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $2.2 million and $2.3 million, respectively, for a net incentive fee for the years ended December 31, 2008 and 2007 of approximately $0.6 million and $0.3 million, respectively. The board of directors of the Company accepted the Adviser’s offer to unconditionally, irrevocably and voluntarily waive a portion of the incentive fee for the years ended December 31, 2008 and 2007, in order to comply with the covenant under its line of credit which limits its distributions to 95% of FFO, and in turn to maintain the current level of distributions to the Company’s stockholders.
Administration Agreement
Under the Administration Agreement, the Company pays separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, treasurer and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the years ended December 31, 2008 and 2007, the Company recorded an administration fee of approximately $1.0 million and $0.8 million, respectively.
3. Stock Options
The Company adopted SFAS 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective approach. Under the modified prospective approach, stock-based compensation expense was recorded for the unvested portion of previously issued awards that remained outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS 123. SFAS 123(R) also requires that all share-based payments to employees after January 1, 2006, including employee stock options, be recognized in the financial statements as stock-based compensation expense based on the fair value on the date of grant. The Company recorded total stock option compensation expense of approximately $0.4 million for the year ended December 31, 2006, and since it terminated its stock option plan on December 31, 2006 there was no stock option compensation expense recorded for either the years ended December 31, 2008 or 2007.

A summary of the status of the Company’s 2003 Equity Incentive Plan from December 31, 2005 through December 31, 2006 (termination) is as follows:

		Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2005, of which 744,250 shares were exercisable	916,000	$15.39

Granted	—	$—
Exercised	(916,000)	$15.40
Forfeited	—	$—

Options outstanding and exercisable at December 31, 2006	—	$—

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of	Strike Price of	Amount of	Balance of
	Options	Options	Promissory Note	Employee Loans		Interest Rate
Date Issued	Exercised	Exercised	Issued to Employees	at 12/31/08	Term of Note	on Note
Sep-04	25,000	$15.00	$375,000	$365,927	9 years	5.00%
Apr-06	12,422	16.10	199,994	199,994	9 years	7.77%
May-06	50,000	16.85	842,500	842,500	10 years	7.87%
May-06	15,000	16.10	241,500	241,500	10 years	7.87%
May-06	2,500	16.01	40,000	38,365	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	15.00	30,000	30,000	10 years	7.87%
Oct-06	12,000	16.10	193,200	193,200	9 years	8.17%
Nov-06	25,000	15.00	375,000	245,000	9 years	8.15%
Dec-06	25,000	15.00	375,000	375,000	10 years	8.12%

	172,922		$2,736,594	$2,595,886

In accordance with Emerging Issues Task Force No. 85-1, “Classifying Notes Received for Capital Stock,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as loans to employees and are included in the equity section of the accompanying consolidated balance sheets.
4. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	For the year ended December 31,
	2008	2007	2006
Net income available to common stockholders	$819,197	$2,046,479	$2,185,938

Denominator for basic & diluted weighted average shares	8,565,149	8,565,264	7,827,781
Dilutive effect of stock options	—	—	158,909

Denominator for diluted weighted average shares	8,565,149	8,565,264	7,986,690

Basic earnings per common share	$0.10	$0.24	$0.28

Diluted earnings per common share	$0.10	$0.24	$0.27

5. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
Real estate:
Land	$55,226,042	(1)	$48,867,482
Building	325,515,390		283,829,987
Tenant improvements	9,820,706		7,802,937
Accumulated depreciation	(24,757,576)		(15,738,634)

Real estate, net	$365,804,562		$324,761,772

(1)	Includes land held under a capital lease carried at approximately $1.1 million.
During the year ended December 31, 2008, the Company acquired six properties, which are summarized below:
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
Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, in effect at December 31, 2008, were as follows:

Tenant
Lease Payments
2009	$39,037,028
2010	38,980,217
2011	38,516,159
2012	38,222,196
2013	32,860,916
Thereafter	$184,512,854
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at December 31, 2008 was approximately $5.7 million, and the total annual ground lease payments on the Tulsa, Oklahoma property was approximately $134,000.
In accordance with SFAS 141 the Company allocated the purchase price of the properties acquired during the year ended December 31, 2008 as follows:

			Tenant			Customer		Total Purchase
	Land	Building	Improvements	In-place Leases	Leasing Costs	Relationships	Obligations	Price
Reading, Pennsylvania	$490,646	$6,188,168	$14,208	$362,479	$1,786	$141,232	$—	$7,198,519
Fridley, Minnesota	1,354,233	7,454,098	619,428	452,414	171,005	807,950	(225,068)	10,634,060
Concord Township, Ohio	1,796,467	10,254,003	900,120	1,702,792	5,102	917,661	(245,196)	15,330,949
Pineville, North Carolina	669,025	2,930,295	98,025	151,426	2,218	93,080	—	3,944,069
Marietta, Ohio	829,014	6,537,796	69,469	479,124	3,268	179,014	—	8,097,685
Chalfont, Pennsylvania	1,249,415	6,103,088	316,519	172,278	189,326	397,841	—	8,428,467

	$6,388,800	$39,467,448	$2,017,769	$3,320,513	$372,705	$2,536,778	$(470,264)	$53,633,749

Intangible Assets
The weighted average amortization period for the intangible assets acquired during the year ended December 31, 2008, were as follows:

Intangible assets	Years
In-place leases	16.8
Leasing costs	18.2
Customer relationships	22.7
All intangible assets	16.7
There were no allocations to above or below market lease intangibles for the six acquisitions during the year ended December 31, 2008.

The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	December 31, 2008		December 31, 2007
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$15,981,245	$(5,079,343)	$12,660,732	$(3,414,868)
Leasing costs	9,662,731	(2,987,360)	9,290,026	(2,114,233)
Customer relationships	17,136,501	(3,179,931)	14,599,726	(2,031,827)

	$42,780,477	$(11,246,634)	$36,550,484	$(7,560,928)

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Estimated Aggregate
Amortization Expense
2009	$3,768,633
2010	3,691,359
2011	3,500,565
2012	3,114,280
2013	1,903,712
Thereafter	$9,656,867
6. Discontinued Operations
On July 21, 2006, the Company sold its two Canadian properties for approximately $6.9 million, for a gain on the sale of approximately $1.4 million. The Company incurred approximately $0.3 million in taxes related to the gain on the sale in 2006. The 2006 tax returns were subsequently filed in March of 2007, and the Company received a refund in 2007 in the amount of approximately $0.08 million, which is reflected in the accompanying statement of operations in discontinued operations under taxes refunded on sale of real estate. The operating expenses recorded during the years ended December 31, 2008 and 2007 are legal fees related to the Canadian entities which have been dissolved.
The Company classified its two Canadian properties as discontinued operations, in accordance with the provisions of SFAS 144. The table below summarizes the components of income (loss) from discontinued operations:

	For the year ended December 31,
	2008	2007	2006
Operating (expense) income	$(35,376)	$(3,312)	$112,145

Net realized income (loss) from foreign currency transactions	—	33,359	(202,938)

Taxes refunded (paid) on sale of real estate	—	78,667	(315,436)

Gain on sale of real estate	—	—	1,422,026

(Loss) income from discontinued operations	$(35,376)	$108,714	$1,015,797

7. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million, collateralized by an office building in McLean, Virginia, where the Company’s Adviser and Administrator are subtenants in the building. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month London Interbank Offered Rate (“LIBOR”) rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term. At December 31, 2008, the interest rate was 7.9%.

The fair market value of the mortgage note receivable as of December 31, 2008 was approximately $9.7 million, as compared to the carrying value stated above of approximately $10.0 million. The fair market value is calculated based on a discounted cash flow analysis, using an interest rate based on management’s estimate of the interest rate on a mortgage note receivable with comparable terms.
8. Mortgage Notes Payable, Line of Credit and Short-Term Loan
The Company’s mortgage notes payable, line of credit and short-term loan as of December 31, 2008 and 2007 are summarized below:

				Stated Interest
	Date of Issuance/	Principal Maturity		Rate at	Principal Balance Outstanding
	Assumption	Date		December 31, 2008 (1)	December 31, 2008	December 31, 2007
Fixed-Rate Mortgage Notes Payable:
	03/16/05	04/01/30		6.33%	$2,948,753	$3,003,582
	08/25/05	09/01/15		5.33%	21,399,644	21,664,476
	09/12/05	09/01/15		5.21%	12,560,673	12,588,000
	12/21/05	12/08/15		5.71%	19,241,117	19,456,000
	02/21/06	12/01/13		5.91%	9,344,908	9,480,063
	02/21/06	06/30/14		5.20%	19,472,740	19,782,270
	03/29/06	04/01/16		5.92%	17,000,000	17,000,000
	04/27/06	05/05/16		6.58%	14,281,616	14,514,214
	11/22/06	12/01/16		5.76%	14,309,000	14,309,000
	12/22/06	01/01/17		5.79%	21,846,000	21,846,000
	02/08/07	03/01/17		6.00%	13,775,000	13,775,000
	06/05/07	06/08/17		6.11%	14,240,000	14,240,000
	09/06/07	12/11/15		5.81%	4,426,393	4,487,205
	10/15/07	11/08/17		6.63%	15,828,612	15,974,661
	08/29/08	06/01/16		6.80%	6,421,717	—
	09/15/08	10/01/10	(2)	6.85%	48,015,000	—

Total Fixed-Rate Mortgage Notes Payable:					255,111,173	202,120,471

Variable-Rate Line of Credit:	12/29/06	12/29/09	(3)	LIBOR + 1.9%	11,500,000	4,400,000

Variable-Rate Short-Term Loan:	12/21/07	06/20/09		LIBOR + 2.75%	20,000,000	20,000,000

Total Mortgage Notes Payable, Line of Credit and Short-Term Loan					$286,611,173	$226,520,471

(1)	The weighted average interest rate on all debt outstanding at December 31, 2008 was approximately 5.70%.

(2)	This note has three annual extension options, which extends the term of the note until October 1, 2013.

(3)	The line of credit may be extended for a one-year period at the Company’s option, subject to certain conditions.
Mortgage Notes Payable
As of December 31, 2008 the Company had 16 fixed-rate mortgage notes payable, collateralized by a total of 55 properties. The obligor under each of these notes is a wholly-owned separate borrowing entity, which owns the real estate collateral. The Company is not a co-borrower but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct.  The Company also indemnifies lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.  The weighted-average interest rate on the mortgage notes payable as of December 31, 2008 was approximately 6.0%.
The fair market value of all fixed-rate mortgage notes payable outstanding as of December 31, 2008 was approximately $227.9 million, as compared to the carrying value stated above of approximately $255.1 million. The fair market value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of interest rates on long-term debt with comparable terms.

On August 29, 2008, the Company assumed approximately $6.5 million of indebtedness pursuant to a long-term note payable from GE Commercial Mortgage Financial Corporation (“GE”), in connection with the Company’s acquisition, on the same date, of a property located in Chalfont, Pennsylvania. The note accrues interest at a rate of 6.80% per year, and the Company may not repay this note prior to maturity, or the Company would be subject to a substantial prepayment penalty. The note matures on June 1, 2016.
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
Scheduled principal payments of mortgage notes payable are as follows:

Scheduled principal
payments
2009	2,453,975
2010	50,533,486
2011	2,799,601
2012	3,087,824
2013	11,828,375
Thereafter	184,407,912

$255,111,173

Line of Credit
On December 29, 2006, the Company entered into a $75 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association (“KeyBank”), which matures on December 29, 2009. As long as the Company is in compliance with its covenants under the line of credit, the Company has the option to extend the line of credit for an additional year, and intends to exercise this option. The Company must notify KeyBank of its intention to exercise the renewal option 45 days prior to the maturity date and pay an extension fee of 0.20% of the total commitment outstanding at the date of notification. The Company subsequently increased the availability under the line of credit to $95 million in November 2007. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its FFO, beginning with the quarter ended December 31, 2007. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. KeyBank has the option to obtain updated appraisals for the properties pledged to the line of credit as borrowing base collateral if they believe there has been a material adverse change to the value of any of the pledged properties. If the aggregate value of the updated appraisals is lower than the current aggregate value of appraisals, it would lower the amount of the Company’s borrowing base and reduce the amount the Company could borrow under its line of credit with that borrowing base. The Company does not believe that if updated appraisals were obtained on its pledged properties that any change in the value of the properties would be significant enough to trigger a scenario whereby the Company would have to repay amounts outstanding under the line of credit or affect its ability to use the availability under the line of credit to repay its short-term loan in June 2009.
If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The availability under the line of credit may also be reduced by letters of credit used in the ordinary course of business. The Company anticipates that certain of its letters of credit will be returned during 2009, thus further increasing its availability. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of December 31, 2008, there was approximately $11.5 million outstanding under the line of credit at an interest rate of approximately 2.4%, and approximately $5.1 million outstanding under letters of credit at a weighted average interest rate of approximately 2.0%. At December 31, 2008, the remaining borrowing capacity available under the line of credit was approximately $35.5 million. The Company was in compliance with all covenants under the line of credit as of December 31, 2008.

Short-Term Loan
On December 21, 2007, the Company entered into a $20 million unsecured term loan with KeyBank, which matured on December 21, 2008. The Company exercised its option to extend the term for an additional six months which resulted in a new maturity date of June 20, 2009. The interest rate charged on the loan is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The Company’s ability to maintain this funding source is subject to it continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit distributions to its stockholders to 95% of its FFO. As of December 31, 2008, the interest rate on the short-term loan was approximately 4.2%, and the Company was in compliance with all covenants under the short-term loan. The Company currently has adequate availability under its line of credit to repay the loan in June 2009.
9. Stockholders’ Equity
Distributions paid per common share for the years ended December 31, 2008, 2007 and 2006 were $1.50, $1.44 and $1.44 per share, respectively. Distributions paid per share of Series A Preferred Stock for the years ended December 31, 2008, 2007 and 2006 were approximately $1.94, $1.94 and $1.79 per share, respectively. Distributions paid per share of Series B Preferred Stock for the years ended December 31, 2008, 2007 and 2006 were approximately $1.88, $1.88 and $0.34 per share, respectively. The tax status of distributions is reflected in the table below:

			Long-Term
	Ordinary Income	Return of Capital	Capital Gains
Common Stock
For the year ended December 31, 2006	2.06500%	95.60560%	2.32940%
For the year ended December 31, 2007	25.86040%	74.13960%	0.00000%
For the year ended December 31, 2008	9.26770%	90.73230%	0.00000%

Series A Preferred Stock
For the year ended December 31, 2006	46.99260%	0.00000%	53.00740%
For the year ended December 31, 2007	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2008	100.00000%	0.00000%	0.00000%

Series B Preferred Stock
For the year ended December 31, 2006	46.99260%	0.00000%	53.00740%
For the year ended December 31, 2007	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2008	100.00000%	0.00000%	0.00000%

10. Segment Information
As of December 31, 2008, the Company’s operations were derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments The amounts included under the other column in the tables below include other income, which consists of interest income from temporary investments and employee loans and any other miscellaneous income earned, and operating and other expenses that were not specifically derived from either operating segment.
The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the years ended December 31, 2008, 2007 and 2006:

	As of and for the year ended December 31, 2008
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Operating revenues	$40,012,425	$898,573	$—	$40,910,998
Operating expenses	(14,891,337)	—	(4,500,585)	(19,391,922)
Other expense	(13,673,497)	—	(2,897,256)	(16,570,753)
Discontinued operations	(35,376)	—	—	(35,376)

Net income (loss)	$11,412,215	$898,573	$(7,397,841)	$4,912,947

Total Assets	$413,760,683	$10,000,000	$5,338,102	$429,098,785

	As of and for the year ended December 31, 2007
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Operating revenues	$31,779,650	$1,013,889	$—	$32,793,539
Operating expenses	(11,466,726)	—	(4,354,904)	(15,821,630)
Other expense	(10,832,171)	—	(108,223)	(10,940,394)
Discontinued operations	108,714	—	—	108,714

Net income (loss)	$9,589,467	$1,013,889	$(4,463,127)	$6,140,229

Total Assets	$366,231,132	$10,086,111	$2,585,446	$378,902,689

	As of and for the year ended December 31, 2006
	Real Estate	Real Estate
	Leasing	Lending	Other	Total
Operating revenues	$24,100,315	$1,845,231	$—	$25,945,546
Operating expenses	(9,072,108)	—	(4,994,988)	(14,067,096)
Other income	(6,398,534)	—	(2,122,885)	(8,521,419)
Discontinued operations	1,015,797	—	—	1,015,797

Net income (loss)	$9,645,470	$1,845,231	$(7,117,873)	$4,372,828

Total Assets	$268,666,706	$10,000,000	$37,099,316	$315,766,022

11. Pro Forma Financial Information (unaudited)
The Company acquired six properties during the year ended December 31, 2008. The following table reflects pro-forma condensed consolidated income statements as if the six properties were acquired as of the beginning of the periods presented:

	For the year ended December 31,
	2008	2007
Operating Data:
Total operating revenue	$42,774,460	$38,273,105
Total operating expenses	(20,166,594)	(18,519,132)
Other expense	(17,336,795)	(11,766,179)

Income from continuing operations	5,271,071	7,987,794

Distributions attributable to preferred stock	(4,093,750)	(4,093,750)

Net income from continuing operations available to common stockholders	$1,177,321	$3,894,044

Share and Per Share Data:
Basic & diluted net income from continuing operations	$0.14	$0.45
Weighted average shares outstanding-basic & diluted	8,565,149	8,565,264
These pro-forma condensed consolidated income statements are not necessarily indicative of what actual results would have been had the Company acquired the specified properties as of the beginning of the periods presented.
12. Quarterly Financial Information (unaudited)
The following table reflects the quarterly results of operations for the years ended December 31, 2008 and 2007, certain amounts from prior quarters’ financial statements have been reclassified to conform to the current quarter’s presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

	Year ended December 31, 2008
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Operating revenues	$9,513,481	$10,225,458	$10,457,143	$10,714,916
Operating expenses	4,378,486	5,106,392	5,021,564	4,885,480
Other expense	(3,685,065)	(3,899,215)	(4,292,698)	(4,693,775)

Income from continuing operations	1,449,930	1,219,851	1,142,881	1,135,661
Discontinued operations	(33,228)	(406)	(1,322)	(420)

Net income	1,416,702	1,219,445	1,141,559	1,135,241
Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	(1,023,437)	(1,023,439)

Net income available to common stockholders	393,265	196,008	118,122	111,802

Net income available to common stockholders — basic & diluted	$0.046	$0.023	$0.014	$0.013

Weighted average shares outstanding — basic & diluted	8,565,264	8,565,264	8,565,264	8,564,807

	Year ended December 31, 2007
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Operating revenues	$7,383,771	$8,079,568	$8,360,508	$8,969,692
Operating expenses	3,711,491	3,948,741	3,984,969	4,176,429
Other income (expense)	(2,216,609)	(2,573,068)	(2,824,541)	(3,326,176)

Income from continuing operations	1,455,671	1,557,759	1,550,998	1,467,087
Discontinued operations	74,673	(1,447)	39,462	(3,974)

Net income	1,530,344	1,556,312	1,590,460	1,463,113
Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	(1,023,438)	(1,023,438)

Net income available to common stockholders	506,907	532,875	567,022	439,675

Net income available to common stockholders — basic & diluted	$0.059	$0.060	$0.070	$0.051

Weighted average shares outstanding — basic & diluted	8,565,264	8,565,264	8,565,264	8,565,264

13. Subsequent Events
On January 13, 2009, the Company’s Board of Directors declared a cash distribution of $0.125 per common share, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of January, February and March of 2009. Monthly distributions will be payable on January 30, 2009, February 27, 2009 and March 31, 2009, to those stockholders of record as of the close of business for the dates of January 22, 2009, February 19, 2009 and March 23, 2009, respectively.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

		Initial Cost		Costs Capitalized	Total Cost
			Buildings &	Subsequent to		Buildings &		Accumulated
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation(2)	Net Real Estate	Date Acquired
Raleigh, North Carolina Office Building	$4,940,000	$960,000	$4,480,772	$—	$960,000	$4,480,772	$5,440,772	$949,636	$4,491,136	12/23/2003
Canton, Ohio Office & Warehouse Building	2,948,753	186,739	3,082,007	—	186,739	3,082,007	3,268,746	432,810	2,835,936	1/30/2004
Akron, Ohio Office & Laboratory Building	7,543,588	1,974,000	6,769,565	19,782	1,974,000	6,789,347	8,763,347	833,413	7,929,934	4/29/2004
Charlotte, North Carolina Office Building	7,007,973	741,296	8,423,389	59,190	741,296	8,482,579	9,223,875	993,253	8,230,622	6/30/2004
Canton, North Carolina Commercial & Manufacturing Building	2,943,596	150,000	5,050,000	—	150,000	5,050,000	5,200,000	579,908	4,620,092	7/6/2004
Snyder Township, Pennsylvania Commercial & Warehouse Building	5,696,383	100,000	6,573,902	6,907	100,000	6,580,809	6,680,809	747,597	5,933,212	8/5/2004
Lexington, North Carolina Commercial & Warehouse Building	2,881,000	819,760	2,106,845	6,637	819,760	2,113,482	2,933,242	239,297	2,693,945	8/5/2004
Austin, Texas Office Building	6,500,000	1,000,000	6,295,794	46,095	1,000,000	6,341,889	7,341,889	707,763	6,634,126	9/16/2004
Norfolk, Virginia Commercial & Manufacturing Building	—	190,000	739,521	18,190	190,000	757,711	947,711	81,684	866,027	10/15/2004
Mt. Pocono, Pennsylvania Commercial & Manufacturing Building	5,297,639	350,000	5,818,703	18,430	350,000	5,837,133	6,187,133	639,175	5,547,958	10/15/2004
San Antonio, Texas Flexible Office Building	7,260,000	843,000	7,513,750	22,673	843,000	7,536,423	8,379,423	995,102	7,384,321	2/10/2005
Columbus, Ohio Industrial Building	2,769,075	410,000	2,385,108	—	410,000	2,385,108	2,795,108	240,896	2,554,212	2/10/2005
Big Flats, New York Industrial Building	5,630,000	275,000	6,459,318	33,666	275,000	6,492,984	6,767,984	624,325	6,143,659	4/15/2005
Wichita, Kansas Office Building	8,657,420	1,525,000	9,702,731	51,453	1,525,000	9,754,184	11,279,184	965,017	10,314,167	5/18/2005
Arlington, Texas Warehouse & Bakery Building	4,168,000	635,964	3,694,876	37,604	635,964	3,732,480	4,368,444	348,469	4,019,975	5/26/2005
Dayton, Ohio Office Building	2,073,489	525,000	1,876,992	119,736	525,000	1,996,728	2,521,728	255,496	2,266,232	6/30/2005
Eatontown, New Jersey Office Building	4,580,000	1,350,630	3,520,062	6,681	1,350,630	3,526,743	4,877,373	378,958	4,498,415	7/7/2005
Frankling Township, New Jersey Office & Warehouse Building	6,790,000	1,631,534	6,199,849	—	1,631,534	6,199,849	7,831,383	551,875	7,279,508	7/11/2005
Duncan, South Carolina Office & Warehouse Building	11,526,486	783,212	10,790,451	2,033,148	783,212	12,823,599	13,606,811	1,067,835	12,134,204	7/14/2005
Duncan, South Carolina Manufacturing Building	2,865,186	194,686	2,682,227		194,686	2,682,227	2,876,913	265,436	3,016,249	7/14/2005
Hazelwood, Missouri Office & Warehouse Building	2,360,000	763,178	2,309,058	29,962	763,178	2,339,020	3,102,198	214,137	2,888,061	8/5/2005

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2008

		Initial Cost		Costs Capitalized	Total Cost
			Buildings &	Subsequent to		Buildings &		Accumulated
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation(2)	Net Real Estate	Date Acquired
Angola, Indiana Industrial Building	$688,919	$65,780	$1,074,758	$—	$65,780	$1,074,758	$1,140,538	$91,744	$1,046,550	9/2/2005
Angola, Indiana Industrial Building	770,933	131,559	1,129,874	—	131,559	1,129,874	1,261,433	102,666	1,171,139	9/2/2005
Rock Falls, Illinois Industrial Building	688,919	35,082	1,113,340	—	35,082	1,113,340	1,148,422	91,744	1,046,550	9/2/2005
Newburyport, Massachusetts Industrial Building	6,846,000	628,690	6,504,056	1,839,895	628,690	8,343,951	8,972,641	566,219	8,406,422	10/17/2005
Clintonville, Wisconsin Industrial Manufacturing Building	3,475,426	54,674	4,717,090	—	54,674	4,717,090	4,771,764	394,213	4,377,551	10/31/2005
Maple Heights, Ohio Industrial Building	10,775,658	1,608,976	10,065,475	58,905	1,608,976	10,124,380	11,733,356	907,040	10,826,316	12/21/2005
Richmond, Virginia Industrial Building	5,275,000	735,820	5,335,863	36,437	735,820	5,372,300	6,108,120	448,636	5,659,484	12/30/2005
Toledo, Oho Industrial Building	3,000,000	263,068	2,811,801	39,916	263,068	2,851,717	3,114,785	263,707	2,851,078	12/30/2005
South Hadley, Massachusetts Industrial Building	2,418,750	470,636	2,765,376	10,000	470,636	2,775,376	3,246,012	203,983	3,042,029	2/15/2006
Champaign, Illinois Office Building	1,760,878	686,979	2,035,784	10,546	686,979	2,046,330	2,733,309	168,760	2,555,990	2/21/2006
Champaign, Illinois Office Building	3,452,701	1,347,017	3,991,733		1,347,017	3,991,733	5,338,750	330,901	5,011,745	2/21/2006
Champaign, Illinois Office Building	2,157,938	841,886	2,494,833		841,886	2,494,833	3,336,719	206,814	3,132,341	2/21/2006
Champaign, Illinois Office Building	1,973,391	769,888	2,281,475		769,888	2,281,475	3,051,363	189,127	2,864,463	2/21/2006
Roseville, Minnesota Office Building	19,472,740	2,587,757	25,290,127	—	2,587,757	25,290,127	27,877,884	2,260,331	25,617,553	2/21/2006
Burnsville, Minnesota Office Building	12,000,000	3,510,711	8,746,407	—	3,510,711	8,746,407	12,257,118	786,119	11,470,999	5/10/2006
Menomonee Falls, Wisconsin Industrial Building	6,940,000	624,700	6,910,616	—	624,700	6,910,616	7,535,316	450,378	7,084,938	6/30/2006
Baytown, Texas Office Building	2,000,000	221,314	2,443,469	—	221,314	2,443,469	2,664,783	178,660	2,486,123	7/11/2006
Sterling Heights, Michigan Industrial Building	—	2,734,887	8,606,190	12,676	2,734,887	8,618,866	11,353,753	502,557	10,851,196	9/22/2006
Birmingham, Alabama Industrial Building	—	611,597	2,325,761	—	611,597	2,325,761	2,937,359	137,747	2,799,612	9/29/2006
Montgomery, Alabama Industrial Building	—	221,965	844,081	—	221,965	844,081	1,066,046	49,992	1,016,054	9/29/2006
Columbia, Missouri Industrial Building	—	145,988	555,157	—	145,988	555,157	701,145	32,880	668,265	9/29/2006

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2008

		Initial Cost		Costs Capitalized	Total Cost
			Buildings &	Subsequent to		Buildings &		Accumulated
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation(2)	Net Real Estate	Date Acquired
Mason, Ohio Office Building	$5,400,000	$797,274	$6,258,344	$—	$797,274	$6,258,344	$7,055,618	$400,461	$6,655,157	1/5/2007
Raleigh, North Carolina Industrial Building	5,595,414	1,605,551	5,513,353	—	1,605,551	5,513,353	7,118,904	270,656	6,848,248	2/16/2007
Tulsa, Oklahoma Manufacturing Building	—	—	14,057,227	—	—	14,057,227	14,057,227	773,749	13,283,478	3/1/2007
Hialeah, Florida Industrial Building	—	3,562,452	6,671,600	—	3,562,452	6,671,600	10,234,052	311,989	9,922,063	3/9/2007
Tewksbury, Massachusetts Industrial Building	—	1,394,902	8,893,243	—	1,394,902	8,893,243	10,288,145	400,699	9,887,446	5/17/2007
Mason, Ohio Retail Building	4,935,559	1,201,338	4,960,987	—	1,201,338	4,960,987	6,162,325	190,415	5,971,910	7/1/2007
Cicero, New York Industrial Building	4,426,393	299,066	5,018,628	—	299,066	5,018,628	5,317,694	169,789	5,147,905	9/6/2007
Grand Rapids, Michigan Office Building	9,225,000	1,629,270	10,500,066	—	1,629,270	10,500,066	12,129,336	372,209	11,757,127	9/28/2007
Bollingbrook, Illinois Industrial Building	4,968,750	1,271,543	5,003,124	—	1,271,543	5,003,124	6,274,667	172,155	6,102,512	9/28/2007
Decatur, Georgia Office Building	3,283,096	784,188	3,245,281	—	784,188	3,245,281	4,029,469	91,938	3,937,531	12/13/2007
Decatur, Georgia Office Building	857,449	204,807	847,573	—	204,807	847,573	1,052,380	24,011	1,028,368	12/13/2007
Decatur, Georgia Office Building	1,076,322	257,086	1,063,925	—	257,086	1,063,925	1,321,011	30,141	1,290,870	12/13/2007
Lawrenceville, Georgia Office Building	2,842,102	678,854	2,809,365	—	678,854	2,809,365	3,488,219	79,588	3,408,631	12/13/2007
Snellville, Georgia Office Building	737,714	176,208	729,217	—	176,208	729,217	905,425	20,659	884,766	12/13/2007
Covington, Georgia Office Building	970,677	231,852	959,496	—	231,852	959,496	1,191,348	27,182	1,164,166	12/13/2007
Cumming, Georgia Office Building	3,090,174	738,107	3,054,580	—	738,107	3,054,580	3,792,687	86,535	3,706,152	12/13/2007
Conyers, Georgia Office Building	1,242,466	296,771	1,228,155	—	296,771	1,228,155	1,524,926	34,793	1,490,133	12/13/2007

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

		Initial Cost		Costs Capitalized	Total Cost
			Buildings &	Subsequent to		Buildings &		Accumulated
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation(2)	Net Real Estate	Date Acquired
Reading, Pennsylvania Industrial Building	$5,257,500	$490,646	$6,202,376	$—	$490,646	$6,202,376	$6,693,022	$147,383	$6,545,639	1/29/2008
Fridley, Minnesota Office Building	—	1,354,233	8,073,526	—	1,354,233	8,073,526	9,427,759	267,499	9,160,260	2/26/2008
Concord Township, Ohio Industrial Building	—	1,796,467	11,154,123	—	1,796,467	11,154,123	12,950,590	230,595	12,719,995	3/31/2008
Pineville, North Carolina Industrial Building	2,145,000	669,025	3,028,320	—	669,025	3,028,320	3,697,345	53,578	3,643,767	4/30/2008
Marietta, Ohio Industrial Building	4,500,000	829,014	6,607,265	—	829,014	6,607,265	7,436,279	57,956	7,378,323	8/29/2008
Chalfont, Pennsylvania Industrial Building	6,421,717	1,249,415	6,419,607	—	1,249,415	6,419,607	7,669,022	67,296	7,601,726	8/29/2008

	$255,111,173	$55,226,042	$330,817,567	$4,518,529	$55,226,042	$335,336,096	$390,562,138	$24,757,576	$365,804,562

(1)	The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land and building improvements.

(2)	Depreciable life of all buildings is 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Balance at beginning of period	$340,500,406	$243,713,542	$165,043,640

Acquisitions during period	47,874,020	95,396,039	83,466,860

Improvements or other additions	2,187,712	1,390,825	183,000

Dispositions during period	—	—	(4,979,958)

Balance at end of period	$390,562,138	$340,500,406	$243,713,542

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Balance at beginning of period	$15,738,634	$8,595,419	$3,408,879

Additions during period	9,018,942	7,143,215	5,351,414

Dispositions during period	—	—	(164,874)

Balance at end of period	$24,757,576	$15,738,634	$8,595,419

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2008

			Final				Carrying	Principal Amount of Loans
Location and Type of Real			Maturity			Face Amount	Amount of	Subject to Delinquent
Estate	Type of Loan	Interest Rate	Date	Periodic Payment Term	Prior Lien	of Mortgage	Mortgage(1)	Principal or Interest
McLean, Virginia Office Property	First Mortgage	1 month LIBOR +6%; Floor of 7.5%, Ceiling of 10%	5/30/2017	Monthly payment based upon a 24 year amortization term, which changes based on LIBOR, with a floor of 7.5% and a ceiling of 10%. Payments are interest only until June 2011. Balloon payment at maturity is $8,324,514.	—	$10,000,000	$10,000,000	$—

						$10,000,000	$10,000,000

(1)	The aggregate cost for federal income tax purposes is the same as the carrying amount of the mortgage.
The following table reconciles the change in the balance of mortgage loans on real estate during the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Balance at beginning of period	$10,000,000	$10,000,000	$21,025,815

Collections of principal	—	—	(44,742)

Satisfaction of mortgage loan receivable	—	—	(10,981,073)

Balance at end of period	$10,000,000	$10,000,000	$10,000,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2008, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Management’s Annual Report on Internal Control Over Financial Reporting
Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.
c) Attestation Report of the Registered Public Accounting Firm
Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.
d) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On November 3, 2008, we exercised the option under our existing loan agreement with KeyBank National Association to extend the term of our $20 million unsecured loan by six months, resulting in a new maturity date of June 20, 2009. The loan was originally set to expire on December 20, 2008.

PART III
We will file a definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2009 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2009 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2009 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2009 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2009 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
a. DOCUMENTS FILED AS PART OF THIS REPORT
       1. The following financial statements are filed herewith:
Report of Management on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Financial Statements
     2. Financial statement schedules
Schedule III — Real Estate and Accumulated Depreciation is filed herewith.
Schedule IV — Mortgage Loans on Real Estate is filed herewith.
All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.
       3. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Index

Exhibit	Description of Document
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.2.1	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 10, 2007.

4.1	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.3	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.4	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.5	Amendment to the Stock Transfer Agency Agreement dated as of August 18, 2003 by and between Gladstone Commercial Corporation, and The Bank of New York.

10.1	Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated July 17, 2003, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-106024), filed July 22, 2003.

10.2	Real Property Purchase and Sale Agreement between 3058348 Nova Scotia Company, 3058349 Nova Scotia Company and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.4 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.3	Real Property Purchase and Sale Agreement between PBC— Pocono, L.L.C., PBC— Norfolk, L.L.C. and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.4	Trademark License Agreement, dated December 20, 2004, between Gladstone Commercial Corporation and Gladstone Management Corporation, incorporated by reference to Exhibit 10.6 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.5	First Amendment to Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated September 1, 2004, incorporated by reference to Exhibit 10.8 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

Exhibit	Description of Document
10.6	Promissory Note between Key Bank National Association and CMI04 Canton NC LLC, dated March 14, 2005, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50363), filed May 4, 2005.

10.7	Loan Agreement between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed August 29, 2005.

10.8	Promissory Note between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-50363), filed August 29, 2005.

10.9	Mortgage and Security Agreement between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 000-50363), filed September 13, 2005.

10.10	Fixed Rate Note between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K (File No. 000-50363), filed September 13, 2005.

10.11	Loan Agreement between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K (File No. 000-50363), filed December 22, 2005.

10.12	Promissory Note between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K (File No. 000-50363), filed December 22, 2005.

10.13	First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed February 1, 2006.

10.14	Loan agreement between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.15	Assumption agreement between Stonewater Dox Funding LLC, ACI06 Champaign IL LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.21 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.16	Promissory note between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.22 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.17	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006., incorporated by reference to Exhibit 10.23 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

Exhibit	Description of Document
10.18	Loan agreement between Stonewater Dox Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.24 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.19	Loan assumption agreement between Stonewater UIS Funding LLC, and UC06 Roseville MN LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.25 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.20	Promissory note between Stonewater UIS Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.21	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006, incorporated by reference to Exhibit 10.27 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.22	Loan agreement between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10.23	Promissory note between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10.24*	Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporation, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 12, 2006.

10.25	Custodial Agreement between Branch Banking and Trust Company of Virginia, as Custodian, and Gladstone Commercial Company, dated as of May 1, 2006, incorporated by reference to Exhibit 10.33 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10. 26	Deed of Trust, Assignment of Leases and Rents and Security Agreement between First Park Ten COCO San Antonio, L.P. and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.27	Deed of Trust, Assignment of Leases and Rents and Security Agreement between SLEE Grand Prairie, L.P. and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.28	Deed of Trust, Assignment of Leases and Rents and Security Agreement between OB Midway NC Gladstone Commercial LLC, and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

Exhibit	Description of Document
10.29	Promissory Note First Park Ten COCO San Antonio, L.P., SLEE Grand Prairie, L.P. and OB Midway NC Gladstone Commercial LLC and CIBC Inc., N.A., dated as of November 22, 2006, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed November 28, 2006.

10.30	Mortgage, Assignment of Leases and Rents and Security Agreement between HMBF05 Newburyport MA LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.31	Open-end Mortgage, Assignment of Leases and Rents and Security Agreement between SVMMC05 Toledo OH LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.32	Mortgage, Assignment of Leases and Rents and Security Agreement between TCI06 Burnsville MC LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.33	Promissory Note between HMBF05 Newburyport MA LLC, SVMMC05 Toledo OH LLC and TCI06 Burnsville MC LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed December 28, 2006.

10.34	Credit Agreement dated as of December 29, 2006 among Gladstone Commercial Limited Partnership as Borrower and Gladstone Commercial Corporation as Guarantor, the Initial Guarantors Listed Therein, the Banks Listed Therein and KeyBank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007.

10.35	Amended and Restated Investment Advisory Agreement between Gladstone Commercial Corporation and Gladstone Management Corporation, dated January 1, 2007 incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007 (renewed on July 9, 2008).

10.36	Administration Agreement between Gladstone Commercial Corporation and Gladstone Administration, LLC, dated January 1, 2007 incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K (File No. 000-50363), filed January 3, 2007 (renewed on July 9, 2008).

10.37	Accordian Agreement between Gladstone Commercial Limited Partnership and KeyBank National Association, dated November 13, 2007 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed November 16, 2007.

10.38	Note Agreement between Gladstone Commercial Limited Partnership and KeyBank National Association, dated December 21, 2007 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed December 27, 2007.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this report).

12	Statements re: computation of ratios (included in Selected Financial Data contained in this report).

Exhibit	Description of Document
14	Gladstone Commercial Corporation Code of Business Conduct and Ethics, dated October 11, 2005, incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (File No. 000-50363), filed October 12, 2005.

21	Subsidiaries of Gladstone Commercial Corporation.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Denotes management contract, compensation plan, contract or other arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: February 25, 2009	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 25, 2009	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 25, 2009	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker
Vice Chairman, Chief Operating Officer and Director

Date: February 25, 2009	By:	/s/ George Stelljes III
George Stelljes III
President, Chief Investment Officer and Director

Date: February 25, 2009	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer (principal financial and accounting officer)

Date: February 25, 2009	By:	/s/ David A.R. Dullum
David A.R. Dullum
Director

Date: February 25, 2009	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 25, 2009	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 25, 2009	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: February 25, 2009	By:	/s/ Maurice Coulon
Maurice Coulon
Director

Date: February 25, 2009	By:	/s/ John Outland
John Outland
Director

Date: February 25, 2009	By:	/s/ Gerard Mead
Gerard Mead
Director