Form 10-Q
period 2009-03-31
GLADSTONE COMMERCIAL CORP
filed 2009-05-04
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-50363
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	02-0681276 (I.R.S. Employer Identification No.)
1521 WESTBRANCH DRIVE, SUITE 200
MCLEAN, VIRGINIA 22102
(Address of principal executive office)
(703) 287-5800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 1, 2009 was 8,563,264.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2009

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Real estate, at cost	$390,616,450	$390,562,138
Less: accumulated depreciation	27,127,861	24,757,576

Total real estate, net	363,488,589	365,804,562

Lease intangibles, net	30,590,024	31,533,843
Mortgage notes receivable	10,000,000	10,000,000
Cash and cash equivalents	2,473,850	4,503,578
Restricted cash	3,780,463	2,677,561
Funds held in escrow	2,349,456	2,150,919
Deferred rent receivable	7,728,226	7,228,811
Deferred financing costs, net	4,061,813	4,383,446
Due from adviser (Refer to Note 2)	—	108,898
Prepaid expenses and other assets	524,385	707,167

TOTAL ASSETS	$424,996,806	$429,098,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$254,520,292	$255,111,173
Short-term loan and borrowings under line of credit	30,300,000	31,500,000
Deferred rent liability	2,951,081	3,147,472
Asset retirement obligation liability	2,225,559	2,190,192
Accounts payable and accrued expenses	1,528,245	2,673,787
Due to adviser (Refer to Note 2)	1,149,672	—
Obligation under capital lease	238,455	235,378
Rent received in advance, security deposits and funds held in escrow	4,727,667	3,745,523

Total Liabilities	297,640,971	298,603,525

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding	2,150	2,150
Common stock, $0.001 par value, 47,700,000 shares authorized and 8,563,264 shares issued and outstanding	8,563	8,563
Additional paid in capital	170,622,581	170,622,581
Notes receivable — employees	(2,590,215)	(2,595,886)
Distributions in excess of accumulated earnings	(40,687,244)	(37,542,148)

Total Stockholders’ Equity	127,355,835	130,495,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$424,996,806	$429,098,785

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2009	2008
Operating revenues
Rental income	$10,414,120	$9,189,465
Interest income from mortgage notes receivable	187,500	238,297
Tenant recovery revenue	82,434	85,719

Total operating revenues	10,684,054	9,513,481

Operating expenses
Depreciation and amortization	3,314,100	2,987,760
Property operating expenses	237,156	239,483
Due diligence expense	9,547	2,085
Base management fee (Refer to Note 2)	372,648	431,868
Incentive fee (Refer to Note 2)	786,289	704,667
Administration fee (Refer to Note 2)	224,354	212,196
Professional fees	235,198	97,662
Insurance	48,678	41,797
Directors fees	49,702	54,250
Stockholder related expenses	83,647	126,423
Asset retirement obligation expense	35,367	30,468
General and administrative	11,487	14,631

Total operating expenses before credit from Adviser	5,408,173	4,943,290

Credit to incentive fee	(235,081)	(562,355)

Total operating expenses	5,173,092	4,380,935

Other income (expense)
Interest income from temporary investments	17,281	9,548
Interest income — employee loans	48,886	52,144
Other income	—	9,296
Interest expense	(4,487,560)	(3,753,604)

Total other expense	(4,421,393)	(3,682,616)

Income from continuing operations	1,089,569	1,449,930

Discontinued operations
Loss from discontinued operations	—	(33,228)

Total discontinued operations	—	(33,228)

Net income	1,089,569	1,416,702

Distributions attributable to preferred stock	(1,023,437)	(1,023,437)

Net income available to common stockholders	$66,132	$393,265

Earnings per weighted average common share — basic & diluted
Income from continuing operations (net of distributions attributable to preferred stock)	$0.01	$0.05
Discontinued operations	0.00	0.00

Net income available to common stockholders	$0.01	$0.05

Weighted average shares outstanding- basic & diluted	8,563,264	8,565,264

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$1,089,569	$1,416,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,314,100	2,987,760
Amortization of deferred financing costs	375,194	249,323
Amortization of deferred rent asset and liability	(133,017)	(133,017)
Accretion of obligation under capital lease	3,077	—
Asset retirement obligation expense	35,367	30,468
Increase in prepaid expenses and other assets	(17,218)	(76,011)
Increase in deferred rent receivable	(562,789)	(543,943)
Increase (decrease) in accounts payable, accrued expenses, and amount due adviser	113,028	(81,710)
(Decrease) increase in rent received in advance	(120,758)	101,518

Net cash provided by operating activities	4,096,553	3,951,090

Cash flows from investing activities:
Real estate investments	(54,308)	(33,167,003)
Increase in funds held in escrow related to acquisition	—	(762,123)
Receipts from lenders for reserves held in escrow	272,818	215,325
Payments to lenders for reserves held in escrow	(471,355)	(352,180)
Increase in restricted cash	(1,102,902)	(494,998)
Deposits on future acquisitions	—	(1,300,000)
Deposits refunded or applied against real estate investments	200,000	1,400,000

Net cash used in investing activities	(1,155,747)	(34,460,979)

Cash flows from financing activities:
Principal repayments on mortgage notes payable	(590,881)	(384,421)
Principal repayments on employee notes receivable	5,671	132
Borrowings from line of credit	28,000,000	36,150,000
Repayments on line of credit	(9,200,000)	(1,500,000)
Repayment of short-term loan	(20,000,000)	—
Receipts from tenants for reserves	1,471,309	573,189
Payments to tenants from reserves	(378,940)	(435,102)
Increase in security deposits	10,533	356,910
Payments for deferred financing costs	(53,561)	(35,934)
Distributions paid for common and preferred	(4,234,665)	(4,235,409)

Net cash (used in) provided by financing activities	(4,970,534)	30,489,365

Net decrease in cash and cash equivalents	(2,029,728)	(20,524)

Cash and cash equivalents, beginning of period	4,503,578	1,356,408

Cash and cash equivalents, end of period	$2,473,850	$1,335,884

NON-CASH INVESTING ACTIVITIES

Increase in asset retirement obligation	$—	$259,435

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
The Company accounts for its acquisitions of real estate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” which requires the purchase price of real estate to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs, the value of tenant relationships and the value of capital lease obligations, based in each case on their fair values.
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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was approximately $2.3 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was approximately $63,000 for both the three months ended March 31, 2009 and 2008. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was approximately $196,000 for both the three months ended March 31, 2009 and 2008.

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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be charged to expense. Total amortization expense related to these intangible assets was approximately $0.9 million for both the three months ended March 31, 2009 and 2008, respectively.
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
In light of current economic conditions, the Company performed an impairment analysis of its entire portfolio at March 31, 2009. In performing the analysis, the Company considered such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether the carrying value of the real estate has decreased. The Company concluded that none of its properties were impaired, and will continue to monitor its portfolio for any indicators that may change this conclusion.
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

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. All of the Company’s cash and cash equivalents at March 31, 2009 were held in the custody of one financial institution, and the Company’s balance at times may exceed federally insurable limits.
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
Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees, and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method over the term of the financing secured. The Company made payments of approximately $54,000 and $36,000 for deferred financing costs during the three months ended March 31, 2009 and 2008, respectively. Total amortization expense related to deferred financing costs was approximately $375,000 and $249,000 for the three months ended March 31, 2009 and 2008, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of accounts receivable, interest receivable, prepaid assets and deposits on real estate.
Obligation Under Capital Lease
In conjunction with the Company’s acquisition of a building in Fridley, Minnesota in February 2008, the Company acquired a ground lease on the parking lot of the building, which had a purchase obligation to acquire the land under the ground lease at the end of the term in April 2014 for $300,000. In accordance with SFAS No. 13 “Accounting for Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding present value of the obligation under the capital lease. The Company recorded total interest expense related to the accretion of the capital lease obligation of $3,077 for the three months ended March 31, 2009. There was no expense recorded related to the accretion of the capital lease obligation during the three months ended March 31, 2008.
Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of the Company’s leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis by averaging the non-

cancelable rental revenues over the lease terms. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of deferred rent with respect to any given tenant is in doubt, the Company records an allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of March 31, 2009.
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
Some of the Company’s mortgage loans and leases have embedded derivatives in the form of interest rate floors and ceilings. These embedded derivatives do not require separate accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
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

Asset Retirement Obligations
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The Company accrued a liability during the three months ended March 31, 2008 of $259,435 related to properties acquired during the period, which reflected the present value of the future obligation. There was no liability accrued during the three months ended March 31, 2009. The Company also recorded expense of $35,367 and $30,468 during the three months ended March 31, 2009 and 2008, respectively, related to the cumulative accretion of the obligation.
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
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption had no impact on the Company’s results of operations.
In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3). FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate. The Company adopted this pronouncement during the quarter ended December 31, 2008, and the adoption had no material impact on the Company’s results of operations.

In April 2009, the FASB issued FSP No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. FSP No. 157-4 also provides guidance on identifying circumstances that indicate when a transaction is not orderly. FSP No. 157-4 emphasizes that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this pronouncement during the quarter ended March 31, 2009, and the adoption had no material impact on the Company’s results of operations.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“ SFAS 141(R)”), which replaced SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 (R) significantly changed the accounting for acquisitions involving business combinations, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. SFAS 141(R) also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting under SFAS 141. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company adopted this pronouncement effective for the fiscal year beginning January 1, 2009, and the adoption could have a significant impact on its results of operations because of the requirement to expense costs associated with acquisitions rather than capitalize the costs as has been done in the past. There was no significant impact from the adoption of this pronouncement during the quarter ending March 31, 2009, because there was limited activity during the quarter related to potential acquisitions.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted this pronouncement, and the adoption had no material impact on its results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this pronouncement during the quarter ended December 31, 2008, and the adoption had no material impact on the Company’s results of operations.
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R). FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years, and must be applied prospectively to intangible assets acquired after the effective date. The Company adopted this pronouncement effective for the fiscal year beginning January 1, 2009, and the adoption had no material impact on its results of operations.

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
Reclassifications
Some amounts from prior years’ financial statements have been reclassified to conform to the current year presentation. Some items within the cash flow statement were reclassified between the financing and investing sections during 2008. These items related to payments received from tenants for reserves and payments made to lenders for reserves. These reclassifications had no effect on previously reported net income or stockholders’ equity.
2. Management Advisory Fee
The Company is externally managed pursuant to a contractual investment advisory arrangement with its Adviser, under which its Adviser employs all of the Company’s personnel and pays its payroll, benefits, and general expenses directly. The Company has an advisory agreement with its Adviser (the “Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with a wholly-owned subsidiary of the Adviser, Gladstone Administration, LLC (the “Administrator”). The management services and fees under the Advisory and Administration Agreements are described below.
Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations (“FFO”). For both the three months ended March 31, 2009 and 2008, the Company recorded a base management fee of approximately $0.4 million. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser also receives an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%.
For the three months ended March 31, 2009 and 2008, the Company recorded an incentive fee of approximately $0.8 million and $0.7 million offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $0.2 million and $0.6 million, for a net incentive fee for the three months ended March 31, 2009 and 2008 of approximately $0.6 million and $0.1 million, respectively. The board of directors of the Company accepted the Adviser’s offer to waive a portion of the incentive fee for both the three months ended March 31, 2009 and 2008, in order to support the current level of distributions to the Company’s stockholders.
Administration Agreement
Under the Administration Agreement, the Company pays separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, treasurer and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For both the three months ended March 31, 2009 and 2008, the Company recorded an administration fee of approximately $0.2 million.

3. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
	2009	2008

Net income available to common stockholders	$66,132	$393,265

Denominator for basic & diluted weighted average shares	8,563,264	8,565,264

Basic & diluted earnings per common share	$0.01	$0.05

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
Real estate:
Land	$55,226,042	(1)	$55,226,042	(1)
Building	325,569,702		325,515,390
Tenant improvements	9,820,706		9,820,706
Accumulated depreciation	(27,127,861)		(24,757,576)

Real estate, net	$363,488,589		$365,804,562

(1)	Includes land held under a capital lease carried at approximately $1.1 million.
Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, in effect at March 31, 2009, were as follows:

Tenant
Lease Payments
Nine months ended December 31, 2009	$29,277,771
2010	38,980,217
2011	38,516,159
2012	38,222,196
2013	32,860,916
2014	28,616,336
Thereafter	$155,896,518
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at March 31, 2009 is approximately $5.6 million, and the total annual ground lease payments on the Tulsa, Oklahoma property is approximately $0.1 million.

Intangible Assets
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	March 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization

In-place leases	$15,981,245	$(5,500,484)	$15,981,245	$(5,079,343)
Leasing costs	9,662,731	(3,207,038)	9,662,731	(2,987,360)
Customer relationships	17,136,501	(3,482,931)	17,136,501	(3,179,931)

	$42,780,477	$(12,190,453)	$42,780,477	$(11,246,634)

The estimated aggregate amortization expense for the remainder of the current and each of the five succeeding fiscal years is as follows:

Estimated
Year	Amortization Expense
Nine months ended December 31, 2009	$3,785,229
2010	4,953,098
2011	4,611,579
2012	4,114,016
2013	2,275,624
2014	2,024,705
Thereafter	$8,825,773
5. Discontinued Operations
On July 21, 2006, the Company sold its two Canadian properties and the operating expenses recorded during the three months ended March 31, 2008, are legal fees related to the dissolution of the remaining Canadian entities.
6. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million, collateralized by an office building in McLean, Virginia, where the Company’s Adviser and Administrator are subtenants in the building. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month London Interbank Offered Rate (“LIBOR”) rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term. At March 31, 2009, the interest rate was 7.5%.
The fair market value of the mortgage note receivable as of March 31, 2009 was approximately $9.7 million, as compared to the carrying value stated above of approximately $10.0 million. The fair market value is calculated based on a discounted cash flow analysis, using an interest rate based on management’s estimate of the interest rate on a mortgage note receivable with comparable terms.

7. Mortgage Notes Payable, Line of Credit and Short-Term Loan
The Company’s mortgage notes payable, line of credit and short-term loan as of March 31, 2009 and December 31, 2008 are summarized below:

	Date of Issuance/	Principal Maturity		Stated Interest Rate at	Principal Balance Outstanding
	Assumption	Date		March 31, 2009 (1)	March 31, 2009	December 31, 2008

Fixed-Rate Mortgage Notes Payable:

	03/16/05	04/01/30		6.33%	$2,932,536	$2,948,753
	08/25/05	09/01/15		5.33%	21,320,841	21,399,644
	09/12/05	09/01/15		5.21%	12,516,513	12,560,673
	12/21/05	12/08/15		5.71%	19,176,398	19,241,117
	02/21/06	12/01/13		5.91%	9,304,677	9,344,908
	02/21/06	06/30/14		5.20%	19,381,908	19,472,740
	03/29/06	04/01/16		5.92%	17,000,000	17,000,000
	04/27/06	05/05/16		6.58%	14,212,167	14,281,616
	11/22/06	12/01/16		5.76%	14,264,091	14,309,000
	12/22/06	01/01/17		5.79%	21,797,129	21,846,000
	02/08/07	03/01/17		6.00%	13,775,000	13,775,000
	06/05/07	06/08/17		6.11%	14,240,000	14,240,000
	09/06/07	12/11/15		5.81%	4,409,558	4,426,393
	10/15/07	11/08/17		6.63%	15,783,269	15,828,612
	08/29/08	06/01/16		6.80%	6,391,205	6,421,717
	09/15/08	10/01/10	(2)	6.85%	48,015,000	48,015,000

Total Fixed-Rate Mortgage Notes Payable:					254,520,292	255,111,173

Variable-Rate Line of Credit:	12/29/06	12/29/09	(3)	LIBOR + 1.9%	30,300,000	11,500,000

Variable-Rate Short-Term Loan:	12/21/07	06/20/09	(4)	LIBOR + 2.75%	—	20,000,000

Total Mortgage Notes Payable, Line of Credit and Short-Term Loan					$284,820,292	$286,611,173

(1)	The weighted average interest rate on all debt outstanding at March 31, 2009 was approximately 5.66%.

(2)	This note has three annual extension options, which extends the term of the note until October 1, 2013.

(3)	The line of credit may be extended for a one-year period at the Company’s option, subject to certain conditions.

(4)	The short-term loan was repaid in full on March 31, 2009.
Mortgage Notes Payable
As of March 31, 2009, the Company had 16 fixed-rate mortgage notes payable, collateralized by a total of 55 properties. The obligor under each of these notes is a wholly-owned separate borrowing entity, which owns the real estate collateral. The Company is not a co-borrower but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property, resulting from a borrower’s gross negligence or willful misconduct. The Company also indemnifies lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of March 31, 2009 was approximately 6.0%
The fair market value of all fixed-rate mortgage notes payable outstanding as of March 31, 2009 was approximately $213.6 million, as compared to the carrying value stated above of approximately $254.5 million. The fair market value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of interest rates on long-term debt with comparable terms.

Scheduled principal payments of mortgage notes payable are as follows:

Scheduled principal
payments
Nine months ended December 31, 2009	$1,863,094
2010	50,533,486
2011	2,799,601
2012	3,087,824
2013	11,828,375
2014	20,367,143
Thereafter	164,040,769

$254,520,292

Line of Credit
The Company has a $95 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association (“KeyBank”), which matures on December 29, 2009. As long as the Company is in compliance with its covenants under the line of credit, the Company has the option to extend the line of credit for an additional year, and currently intends to exercise this option. The Company must notify KeyBank of its intention to exercise the renewal option 45 days prior to the maturity date and pay an extension fee of 0.20% of the total commitment outstanding at the date of notification. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its FFO. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. KeyBank has the option to obtain updated appraisals for the properties pledged to the line of credit as borrowing base collateral if they believe there has been a material adverse change to the value of any of the pledged properties. If the aggregate value of the updated appraisals is lower than the current aggregate value of appraisals, it would lower the amount of the Company’s borrowing base and reduce the amount the Company could borrow under its line of credit with that borrowing base. The Company does not believe that if updated appraisals were obtained on its pledged properties that any change in the value of the properties would be significant enough to trigger a scenario whereby the Company would have to repay amounts currently outstanding under its line of credit.
If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The availability under the line of credit may also be reduced by letters of credit used in the ordinary course of business. The Company anticipates that certain of its letters of credit will be returned during 2009, thus further increasing its availability. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of March 31, 2009, there was approximately $30.3 million outstanding under the line of credit at an interest rate of approximately 2.5%, and approximately $3.3 million outstanding pursuant to letters of credit at a weighted average interest rate of approximately 2.0%. At March 31, 2009, the remaining borrowing capacity available under the line of credit was approximately $18.6 million. The Company was in compliance with all covenants under the line of credit as of March 31, 2009.

Short-Term Loan
On December 21, 2007, the Company entered into a $20.0 million unsecured short-term loan with KeyBank, which matured on December 21, 2008. The Company exercised its option to extend the term for an additional six months, which resulted in a new maturity date of June 20, 2009. The interest rate charged on the loan was based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusted periodically. On March 31, 2009, the Company repaid in full the unsecured short-term loan, using proceeds from borrowings under its line of credit.
8. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the three months ended March 31, 2009:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2008	$8,563	$2,150	$170,622,581	$(2,595,886)	$(37,542,148)	$130,495,260

Repayment of principal on notes receivable — employees	—	—	—	5,671	—	5,671

Distributions declared to common and preferred stockholders	—	—	—	—	(4,234,665)	(4,234,665)

Net income	—	—	—	—	1,089,569	1,089,569

Balance at March 31, 2009	$8,563	$2,150	$170,622,581	$(2,590,215)	$(40,687,244)	$127,355,835

Distributions paid per common share for both the three months ended March 31, 2009 and 2008 were $0.375. Distributions paid per share of Series A Preferred Stock for both the three months ended March 31, 2009 and 2008 were approximately $0.48 per share. Distributions paid per share of Series B Preferred Stock for both the three months ended March 31, 2009 and 2008 were approximately $0.47 per share.
The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of	Strike Price of	Amount of	Balance
	Options	Options	Promissory Note	of Employee Loans		Interest Rate
Date Issued	Exercised	Exercised	Issued to Employees	at 3/31/09	Term of Note	on Note

Sep-04	25,000	$15.00	$375,000	$360,501	9 years	5.00%
Apr-06	12,422	16.10	199,994	199,994	9 years	7.77%
May-06	50,000	16.85	842,500	842,500	10 years	7.87%
May-06	15,000	16.10	241,500	241,500	10 years	7.87%
May-06	2,500	16.01	40,000	38,120	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	16.10	32,200	32,200	10 years	7.87%
May-06	2,000	15.00	30,000	30,000	10 years	7.87%
Oct-06	12,000	16.10	193,200	193,200	9 years	8.17%
Nov-06	25,000	15.00	375,000	375,000	9 years	8.15%
Dec-06	25,000	15.00	375,000	245,000	10 years	8.12%

	172,922		$2,736,594	$2,590,215

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
9. Segment Information
As of March 31, 2009, the Company’s operations were derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The amounts included under the other column in the tables below include other income, which consists of interest income from temporary investments and employee loans and any other miscellaneous income earned, and operating and other expenses that were not specifically derived from either operating segment.
The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three months ended March 31, 2009 and 2008:

	As of and for the three months ended March 31, 2009
	Real Estate	Real Estate
	Leasing	Lending	Other		Total
Operating revenues	$10,496,554	$187,500	$—		$10,684,054
Operating expenses	(3,596,170)	—	(1,576,922)		(5,173,092)
Other expense	(4,082,638)	—	(338,755	) (1)	(4,421,393)

Net income	$2,817,746	$187,500	$(1,915,677)		$1,089,569

Total Assets	$404,272,994	$10,064,583	$10,659,229		$424,996,806

	As of and for the three months ended March 31, 2008
	Real Estate	Real Estate
	Leasing	Lending	Other		Total
Operating revenues	$9,275,184	$238,297	$—		$9,513,481
Operating expenses	(3,259,796)	—	(1,121,139)		(4,380,935)
Other expense	(3,080,407)	—	(602,209	) (1)	(3,682,616)
Discontinued operations	(33,228)	—	—		(33,228)

Net income	$2,901,753	$238,297	$(1,723,348)		$1,416,702

Total Assets	$391,919,723	$10,078,528	$9,184,827		$411,183,078

(1)	Other expense includes interest expense on the Company’s line of credit of $404,922 and $673,197 for the three months ended March 31, 2009 and 2008, respectively. It is not practicable to allocate the interest from the line of credit to either operating segment, thus it is included in the other column.
10. Subsequent Events
On April 7, 2009, the Company’s Board of Directors declared a cash distribution of $0.125 per common share, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of April, May and June of 2009. Monthly distributions will be payable on April 30, 2009, May 29, 2009 and June 30, 2009, to those stockholders of record as of the close of business on April 22, 2009, May 20, 2009 and June 22, 2009, respectively.

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
OVERVIEW
General
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At March 31, 2009, we owned 65 properties totaling approximately 6.3 million square feet, and had one mortgage loan outstanding. The total gross investment in these acquisitions, including the $10.0 million mortgage loan investment, was approximately $443.4 million at March 31, 2009.
Business Environment
The United States entered into a recession in December 2007, and, as a result, conditions within the global credit markets and the U.S. real estate credit markets in particular continue to experience historic levels of dislocation and stress. The economic downturn and the disruptions in the capital markets have increased the cost of, and decreased our ability to obtain, new debt and equity capital. The longer these conditions persist, the greater the probability that these factors could have an adverse effect on our operations and financial results. The current economic conditions also make it difficult to price and finance new investment opportunities on attractive terms. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us. Continued weak economic conditions could adversely impact the financial condition of one or more of our tenants and therefore, could make a tenant bankruptcy and payment default on the related lease or loan more likely. Currently, all of our properties are fully leased and all of our tenants and our borrower are current and paying in accordance with their leases and loan, respectively. In addition, no balloon payments are due under our mortgage notes payable until 2010, and the only mortgage note that matures in 2010 has three annual extension options through 2013.
Our ability to make new investments is highly dependent upon external financing. Our principal external financing sources generally include the issuance of equity securities, the issuance of long-term mortgages secured by properties and borrowings under our line of credit. Recent market conditions have affected the trading price of our common stock. On April 30, 2009, the closing market price of our common stock was $11.72, which represents a 21% discount to our average stock price of $14.82 during 2008. In addition, the market for long-term mortgages has frozen as the collateralized mortgage-backed securities, or CMBS, market has disappeared. With the recent closure of the CMBS market, many banks are not lending on commercial real estate as they are no longer able to sell these loans to the CMBS market and many banks are not willing or able to keep these loans on their balance sheets. We are now seeing banks only willing to issue medium-term mortgages, between two to five years, at substantially less favorable terms. As a result, we intend to focus on medium-term mortgages until the market for long-term mortgages returns. Our ability to increase the availability under our line of credit is dependent upon us pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only 10 of our properties do not have long-term mortgages, and 9 of those are pledged as collateral under our line of credit. Our line of credit matures in December 2009, however, we intend to exercise our option to extend the term for an additional year, through December 2010.
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
Recent Events
Financing Activities: During the three months ended March 31, 2009, we had net borrowings under our line of credit of approximately $18.8 million, with $30.3 million outstanding at March 31, 2009. The proceeds from borrowings under the line of credit were used to pay off the $20.0 million unsecured short-term loan with KeyBank.
Industry Classifications
Our Adviser seeks to diversify our portfolio to avoid dependence on any one particular tenant, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic region. Our largest tenant at March 31, 2009 comprised approximately 7.3% of our total rental income, and our largest concentration of properties was located in Ohio, which accounted for approximately 17.7% of our total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification as of March 31, 2009 and 2008:

	March 31, 2009		March 31, 2008
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Automobile	$291,663	2.8%	$291,663	3.2%
Beverage, Food & Tobacco	547,180	5.3%	444,350	4.8%
Buildings and Real Estate	506,417	4.9%	500,341	5.4%
Chemicals, Plastics & Rubber	802,204	7.7%	463,305	5.0%
Containers, Packaging & Glass	582,503	5.6%	558,278	6.1%
Diversified/Conglomerate Manufacturing	916,172	8.8%	726,779	7.9%
Diversified/Conglomerate Services	77,026	0.7%	77,026	0.8%
Electronics	1,541,447	14.8%	1,541,447	16.8%
Healthcare, Education & Childcare	1,536,353	14.8%	1,109,955	12.1%
Home & Office Furnishings	132,436	1.3%	132,436	1.4%
Insurance	180,717	1.7%	180,717	2.0%
Machinery	597,151	5.7%	450,299	4.9%
Oil & Gas	288,111	2.8%	288,111	3.1%
Personal & Non-Durable Consumer Products	338,680	3.3%	339,019	3.7%
Personal, Food & Miscellaneous Services	143,752	1.4%	143,752	1.6%
Printing & Publishing	570,720	5.5%	580,395	6.3%
Telecommunications	1,361,588	12.9%	1,361,592	14.9%

	$10,414,120	100.0%	$9,189,465	100.0%

Our Adviser and Administrator
Gladstone Management Corporation, or our Adviser, is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser and its vice chairman and chief operating officer, George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC, or our Administrator, which employs our chief financial officer, chief compliance officer, treasurer and their respective staffs.
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
Advisory and Administration Agreements
We have been externally managed pursuant to a contractual investment advisory arrangement with our Adviser, under which our Adviser has directly employed all of our personnel and paid its payroll, benefits, and general expenses directly. On January 1, 2007, we entered into an advisory agreement with our Adviser, which we refer to as the Advisory Agreement, and an administration agreement, which we refer to as the Administration Agreement, with our Administrator.
Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest on short-term debt and mortgages, tax preparation, directors and officers insurance, stock transfer services, stockholder related fees, consulting and related fees.
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the three months ended March 31, 2009 and 2008, none of these expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
Management Services and Fees under the Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, or FFO.
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
Quarterly Incentive Fee Based on FFO
Pre-incentive fee FFO
(expressed as a percentage of total common stockholders’ equity)
Percentage of pre-incentive fee FFO allocated to incentive fee
The incentive fee may be reduced because of our line of credit covenant which limits distributions to our stockholders to 95% of FFO. In order to comply with this covenant, our board of directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive a portion of the incentive fee for the three months ended March 31, 2009 and 2008, which allowed us to maintain the current level of distributions to our stockholders. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders, however, our Adviser is not required to issue any waiver, in whole or in part.
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
Using the methodology discussed above and in light of the current economic conditions discussed above in “–Business Environment,” we performed an impairment analysis of our entire portfolio at March 31, 2009. We concluded that none of our properties are currently impaired, and we will continue to monitor our portfolio for any indicators that may change our conclusion.
Provision for Loan Losses
Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans we have made based upon our evaluation of known and inherent risks associated with our private lending assets. Management reflects provisions for loan losses based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations. We did not make a loss allowance for our existing mortgage loan receivable as of March 31, 2009, as we believe the carrying value of the loan is fully collectible.
Recently Issued Accounting Pronouncements
Refer to Note 1 in the accompanying consolidated financial statements for a summary of all recently issued accounting pronouncements.
Results of Operations
Our weighted-average yield on the portfolio as of March 31, 2009 was approximately 9.68%. The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not take into account the interest expense incurred on the financings placed on our properties.

A comparison of our operating results for the three months ended March 31, 2009 and 2008 is below:

	For the three months ended March 31,
	2009	2008	$ Change	% Change
Operating revenues
Rental income	$10,414,120	$9,189,465	$1,224,655	13%
Interest income from mortgage notes receivable	187,500	238,297	(50,797)	-21%
Tenant recovery revenue	82,434	85,719	(3,285)	-4%

Total operating revenues	10,684,054	9,513,481	1,170,573	12%

Operating expenses
Depreciation and amortization	3,314,100	2,987,760	326,340	11%
Property operating expenses	237,156	239,483	(2,327)	-1%
Due diligence expense	9,547	2,085	7,462	358%
Base management fee	372,648	431,868	(59,220)	-14%
Incentive fee	786,289	704,667	81,622	12%
Administration fee	224,354	212,196	12,158	6%
Professional fees	235,198	97,662	137,536	141%
Insurance	48,678	41,797	6,881	16%
Directors fees	49,702	54,250	(4,548)	-8%
Stockholder related expense	83,647	126,423	(42,776)	-34%
Asset retirement obligation expense	35,367	30,468	4,899	16%
General and administrative	11,487	14,631	(3,144)	-21%

Total operating expenses before credit from Adviser	5,408,173	4,943,290	464,883	9%

Credit to incentive fee	(235,081)	(562,355)	327,274	-58%

Total operating expenses	5,173,092	4,380,935	792,157	18%

Other income (expense)
Interest income from temporary investments	17,281	9,548	7,733	81%
Interest income — employee loans	48,886	52,144	(3,258)	-6%
Other income	—	9,296	(9,296)	-100%
Interest expense	(4,487,560)	(3,753,604)	(733,956)	20%

Total other expense	(4,421,393)	(3,682,616)	(738,777)	20%

Income from continuing operations	1,089,569	1,449,930	(360,361)	-25%

Discontinued operations
Loss from discontinued operations	—	(33,228)	33,228	-100%

Total discontinued operations	—	(33,228)	33,228	-100%

Net income	1,089,569	1,416,702	(327,133)	-23%

Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	—	0%

Net income available to common stockholders	$66,132	$393,265	$(327,133)	-83%

Operating Revenues
Rental income increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily as a result of the three properties acquired between March 31, 2008 and March 31, 2009, coupled with properties acquired during the three months ended March 31, 2008 that were held for the full quarter in 2009.
Interest income from mortgage notes receivable decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily because interest income on our mortgage loan is based on the London Interbank Offered Rate, or LIBOR, which has significantly decreased over the past year.
Tenant recovery revenue decreased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily as a result of a decrease in the insurance premiums on some of our properties in which the tenants reimburse us for insurance expense.
Operating Expenses
Depreciation and amortization expenses increased during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, as a result of the three properties acquired between March 31, 2008 and March 31, 2009, and properties acquired during the three months ended March 31, 2008 that were held for the full quarter in 2009.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses remained relatively flat during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.
Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared during our due diligence work. Due diligence expenses increased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to the adoption of SFAS 141(R) on January 1, 2009, discussed in detail in Note 1 of the accompanying consolidated financial statements, which required us to no longer capitalize due diligence costs into the price of the acquisition.
The base management fee decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, as a result of a decrease in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “–Advisory and Administration Agreements.”
The incentive fee increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, due to the increase in pre-incentive fee FFO coupled with the decrease in total common stockholders’ equity. The calculation of the incentive fee is described in detail above under “–Advisory and Administration Agreements.”
The administration fee increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily as a result of an increase in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements. The calculation of the administrative fee is described in detail above under “–Advisory and Administration Agreements.”
Professional fees, consisting primarily of legal and accounting fees, increased during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily as a result of an increase in legal fees relating to ongoing lease renegotiations and reviews of our legal work with our existing tenants coupled with the timing of our costs related to the annual tax return filings, which were not extended as in the prior year.

Insurance expense consists of the premiums paid for directors’ and officers’ insurance, which is renewed annually each September. Insurance expense increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, because of an increase in the premiums for the period from September 2008 through September 2009.
Directors’ fees decreased during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily as a result of one of the independent directors becoming an interested director in January 2008, and thus this director did not receive an annual stipend during 2009.
Stockholder related expense decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily as a result of the timing in our costs associated with printing and filing the annual report.
Asset retirement obligation expense increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily as a result of a property acquired during the three months ended March 31, 2008, which was required to recognize an asset retirement liability.
General and administrative expenses decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily as a result of a decrease in the amount of travel for site visits to our properties, coupled with a decrease in our bank service charges.
Other Income and Expense
Interest income from temporary investments increased during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The increase was primarily a result of interest received in 2009 from funds held on deposit for a prospective real estate acquisition, coupled with interest earned on amounts held in reserve accounts with our lenders.
Interest income on employee loans decreased during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. This decrease was a result of employees who paid off their loans during 2008, coupled with other partial principal repayments over the periods.
Other income decreased during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily because we no longer receive management fees from our tenant in our Burnsville, Minnesota property.
Interest expense increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. This was primarily a result of an increased amount outstanding on our line of credit during the three months ended March 31, 2009, coupled with long-term financings, which closed during 2008 that were held for the full period during 2009.
Discontinued Operations
The loss from discontinued operations is the expense related to our two Canadian properties, which were sold in July 2006. The expense relates to legal fees associated with the dissolution of the entities, which sold the properties.
Net Income Available to Common Stockholders
Net income available to common stockholders decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. This decrease was primarily a result of increased interest expense from the increased number of properties which have long-term financing, partially offset by the increase in the size of our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above.

Liquidity and Capital Resources
Future Capital Needs
At March 31, 2009, we had approximately $2.5 million in cash and cash equivalents. We have access to our existing line of credit with an available borrowing capacity of $18.6 million, and have obtained mortgages on 55 of our properties. We had investments in 65 real properties for a net value, including intangible assets, of approximately $394.1 million and one mortgage loan receivable for $10.0 million.
As discussed in “–Business Environment” above, continued weak economic conditions have adversely affected our ability to obtain additional mortgages, as well as our ability to borrow funds and issue equity securities, our principal sources of external financing. Until economic conditions improve, we intend to fund our existing contractual obligations with our cash flows from operations and borrowing against our existing line of credit. When economic conditions improve, we intend to fund our contractual obligations and acquire additional properties by borrowing all or a portion of the purchase price and collateralizing the mortgages with some or all of our real property, by borrowing against our existing line of credit or by issuing additional equity securities under an effective shelf registration statement. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities consisting of common or preferred stock, all of which was available as of March 31, 2009. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We do not have any balloon principal payments due under any of our long-term mortgages until 2010, and the $48.0 million mortgage that matures in 2010 has three annual extension options through 2013.
In addition, we need sufficient capital to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, and fund our current operating costs. We may require credits to our management fees, issued from our Adviser, in order to meet these obligations, although our Adviser is under no obligation to provide such credits, in whole or in part. We routinely review our liquidity requirements, and we believe that our current cash flows from operations, coupled with our current availability on our line of credit, are sufficient to continue operations and pay distributions to our stockholders, however we are unable to determine the terms of future borrowings or equity issuances or whether we will be able to borrow funds or issue equity on terms favorable to us, or at all.
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2009 was approximately $4.1 million, compared to net cash provided by operating activities of approximately $4.0 million for the three months ended March 31, 2008. The increase in cash provided by operating activities is primarily a result of the properties acquired during 2008 that were held for the full quarter in 2009. A majority of cash from operating activities is generated from the rental payments we receive from our tenants and the interest payments we receive from our borrower. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit, distributions to our stockholders, management fees to our Adviser, and other entity level expenses.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2009 was approximately $1.2 million, which primarily consisted of an increase in the amount of restricted cash and net payments to lenders for reserves, as compared to net cash used in investing activities during the three months ended March 31, 2008 of approximately $34.5 million, which primarily consisted of the purchase of three properties.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2009 was approximately $5.0 million, which primarily consisted of repayment of our short-term loan, repayments on our line of credit, principal repayments on mortgage notes payable, payments for deferred financing costs and distributions paid to our stockholders. Net cash provided by financing activities for the three months ended March 31, 2008 was approximately $30.5 million, which primarily consisted of the proceeds from borrowings on our line of credit, partially offset by payments for deferred financing costs, principal repayments on mortgage notes payable, repayments on our line of credit and distributions paid to our stockholders.
Mortgage Notes Payable
As of March 31, 2009 we had 16 fixed-rate mortgage notes payable in the aggregate principal amount of approximately $254.5 million, collateralized by a total of 55 properties with terms ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2009 was approximately 6.0%.
Line of Credit
We have a $95.0 million senior revolving credit agreement with a syndicate of banks led by KeyBank National Association, or KeyBank, which matures on December 29, 2009. As long as we are in compliance with covenants under our line of credit, we have the option to extend the line of credit for an additional year, and we currently intend to exercise this option. We must notify KeyBank of our intention to exercise the renewal option 45 days prior to the maturity date and pay an extension fee of 0.20% of the total commitment outstanding at the date of notification. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our funds from operations, or FFO. In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. The availability under the line of credit will also be reduced by letters of credit used in the ordinary course of business. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of March 31, 2009, there was $30.3 million outstanding under the line of credit at an interest rate of approximately 2.5%, and approximately $3.3 million outstanding under letters of credit at a weighted average interest rate of approximately 2.0%. At March 31, 2009, the remaining borrowing capacity available under the line of credit was approximately $18.6 million. We were in compliance with all covenants under the line of credit as of March 31, 2009.
Short-Term Loan
On December 21, 2007, we entered into a $20.0 million unsecured short-term loan with KeyBank, which matured on December 20, 2008. We exercised our option to extend the term for an additional six months, which resulted in a new maturity date of June 20, 2009. The interest rate charged on the loan was based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusted periodically. On March 31, 2009, we repaid in full the unsecured short-term loan, using proceeds from borrowings under our line of credit.

Contractual Obligations
The following table reflects our significant contractual obligations as of March 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$284,820,292	$32,809,282	$53,436,098	$15,017,195	$183,557,717
Interest on Debt Obligations (2)	90,266,237	16,471,682	25,894,344	23,011,778	24,888,433
Capital Lease Obligations (3)	300,000	—	—	—	300,000
Operating Lease Obligations (4)	1,646,400	134,400	268,800	268,800	974,400

Total	$377,032,929	$49,415,364	$79,599,242	$38,297,773	$209,720,550

(1)	Debt obligations represent borrowings under our line of credit and mortgage notes payable that were outstanding as of March 31, 2009.
The line of credit matures in December 2009, and we expect to exercise our option to extend for an additional year.
The $48.0 million mortgage note issued in September 2008 matures in October 2010, and we expect to exercise our options to extend through October 2013.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit.
The balance and interest rate on our line of credit is variable, thus the amount of interest calculated for purposes of this table was based upon rates and balances as of March 31, 2009.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of March 31, 2009.
Funds from Operations
The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO, as a relative non-GAAP supplemental measure of operating performance of an equity REIT, in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.
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

The following table provides a reconciliation of our FFO for the three months ended March 31, 2009 and 2008, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share and basic and diluted net income per weighted average common share:

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008

Net income	$1,089,569	$1,416,702
Less: Distributions attributable to preferred stock	(1,023,437)	(1,023,437)

Net income available to common stockholders	66,132	393,265

Add: Real estate depreciation and amortization	3,314,100	2,987,760

FFO available to common stockholders	$3,380,232	$3,381,025

Weighted average shares outstanding — basic & diluted	8,563,264	8,565,264

Basic & diluted net income per weighted average common share	$0.01	$0.05

Basic & diluted FFO per weighted average common share	$0.39	$0.39

Distributions declared per common share	$0.375	$0.375

Percentage of FFO paid per common share	95%	95%

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
To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2009 and 2008, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the impact of a 1% increase and 1% decrease in the one month LIBOR for the three months ended March 31, 2009 and 2008.

	For the three months ended March 31,
	2009	2008
1% increase in the one month LIBOR

Rental & interest income	$—	$23,606

Interest expense	78,250	149,266

Net decrease	$(78,250)	$(125,660)

Net income available to common stockholders (as reported)	$66,132	$393,265

Net decrease as percentage of Net income available to common stockholders (as reported)	-118.3%	-32.0%

1% decrease in the one month LIBOR

Rental & interest income	$—	$(28,498)

Interest expense	$(78,250)	$(149,266)

Net increase	$78,250	$120,768

Net income available to common stockholders	$66,132	$393,265

Net increase as percentage of Net income available to common stockholders	118.3%	30.7%
As of March 31, 2009, the fair value of our fixed rate debt outstanding was approximately $213.6 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at March 31, 2009, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by approximately $9.2 million and $9.7 million, respectively.

In the future, we may be exposed to additional effects of interest rate changes primarily as a result of our line of credit or long-term mortgage debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance debt if necessary.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2009, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
      There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, filed by us with the Securities and Exchange Commission on February 25, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the three months ended March 31, 2009.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit	Description of Document
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed September 11, 2003.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.2.1	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 10, 2007.

4.1	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.3	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.4	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed October 19, 2006.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: May 4, 2009	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer