Form 10-Q
period 2009-06-30
GLADSTONE COMMERCIAL CORP
filed 2009-07-30
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-50363
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑.
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of July 27, 2009 was 8,563,264.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2009

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Real estate, at cost	$389,668,739	$390,562,138
Less: accumulated depreciation	29,397,701	24,757,576

Total real estate, net	360,271,038	365,804,562

Lease intangibles, net	29,890,585	31,533,843
Real estate and related assets held for sale, net	956,916	—
Mortgage note receivable	10,000,000	10,000,000
Cash and cash equivalents	2,920,611	4,503,578
Restricted cash	3,345,712	2,677,561
Funds held in escrow	2,296,773	2,150,919
Deferred rent receivable	8,156,144	7,228,811
Deferred financing costs, net	3,763,181	4,383,446
Due from adviser (Refer to Note 2)	—	108,898
Prepaid expenses and other assets	644,822	707,167

TOTAL ASSETS	$422,245,782	$429,098,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$253,950,925	$255,111,173
Short-term loan and borrowings under line of credit	31,800,000	31,500,000
Deferred rent liability	2,754,690	3,147,472
Asset retirement obligation liability	2,232,940	2,190,192
Accounts payable and accrued expenses	1,495,284	2,673,787
Other liabilities related to assets held for sale	36,348	—
Due to adviser (Refer to Note 2)	1,299,850	—
Obligation under capital lease	241,532	235,378
Rent received in advance, security deposits and funds held in escrow	4,194,849	3,745,523

Total Liabilities	298,006,418	298,603,525

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding	2,150	2,150
Common stock, $0.001 par value, 47,700,000 shares authorized and 8,563,264 shares issued and outstanding	8,563	8,563
Additional paid in capital	170,622,581	170,622,581
Notes receivable — employees	(2,588,965)	(2,595,886)
Distributions in excess of accumulated earnings	(43,804,965)	(37,542,148)

Total Stockholders’ Equity	124,239,364	130,495,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$422,245,782	$429,098,785

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Operating revenues
Rental income	$10,379,172	$9,896,143	$20,767,420	$19,059,732
Interest income from mortgage note receivable	189,583	218,805	377,083	457,102
Tenant recovery revenue	82,734	84,635	165,167	170,354

Total operating revenues	10,651,489	10,199,583	21,309,670	19,687,188

Operating expenses
Depreciation and amortization	3,282,629	3,178,718	6,590,438	6,160,187
Property operating expenses	230,785	203,405	467,595	442,459
Due diligence expense	6,886	40	16,433	2,125
Base management fee (Refer to Note 2)	357,650	419,857	730,298	851,725
Incentive fee (Refer to Note 2)	812,653	801,832	1,598,942	1,506,499
Administration fee (Refer to Note 2)	257,207	274,541	481,561	486,737
Professional fees	125,965	147,065	361,161	244,727
Insurance	48,125	41,797	96,804	83,594
Directors fees	50,386	52,251	100,088	106,500
Stockholder related expenses	88,245	102,775	171,892	229,198
Asset retirement obligation expense	35,476	32,325	70,384	62,361
General and administrative	15,453	18,326	26,005	30,506

Total operating expenses before credit from Adviser	5,311,460	5,272,932	10,711,601	10,206,618

Credit to incentive fee	(129,623)	(173,697)	(364,704)	(736,052)

Total operating expenses	5,181,837	5,099,235	10,346,897	9,470,566

Other income (expense)
Interest income from temporary investments	184	6,689	17,465	16,237
Interest income — employee loans	48,862	50,852	97,748	102,996
Other income	11,320	39,697	11,320	48,993
Interest expense	(4,433,998)	(3,996,453)	(8,921,555)	(7,752,501)

Total other expense	(4,373,632)	(3,899,215)	(8,795,022)	(7,584,275)

Income from continuing operations	1,096,020	1,201,133	2,167,751	2,632,347

Discontinued operations
Income from discontinued operations	20,916	18,312	38,754	3,801

Total discontinued operations	20,916	18,312	38,754	3,801

Net income	1,116,936	1,219,445	2,206,505	2,636,148

Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	(2,046,875)	(2,046,875)

Net income available to common stockholders	$93,499	$196,008	$159,630	$589,273

Earnings per weighted average common share — basic & diluted
Income from continuing operations (net of distributions attributable to preferred stock)	$0.01	$0.02	$0.02	$0.07
Discontinued operations	0.00	0.00	0.00	0.00

Net income available to common stockholders	$0.01	$0.02	$0.02	$0.07

Weighted average shares outstanding- basic & diluted	8,563,264	8,565,264	8,563,264	8,565,264

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,206,505	$2,636,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	6,600,853	6,172,777
Amortization of deferred financing costs	723,828	505,757
Amortization of deferred rent asset and liability	(266,035)	(266,034)
Accretion of obligation under capital lease	6,154	4,156
Asset retirement obligation expense, including discontinued operations	70,845	63,232
Increase in prepaid expenses and other assets	(137,854)	(286,200)
Increase in deferred rent receivable	(1,082,278)	(1,153,008)
Increase in accounts payable, accrued expenses, and amount due adviser	230,245	703,460
(Decrease) increase in rent received in advance	(210,575)	122,341

Net cash provided by operating activities	8,141,688	8,502,629

Cash flows from investing activities:
Real estate investments	(54,319)	(38,667,763)
Leasing commissions paid	(298,270)	—
Receipts from lenders for reserves held in escrow	773,187	259,538
Payments to lenders for reserves held in escrow	(919,041)	(714,551)
Increase in restricted cash	(668,151)	(690,763)
Deposits on future acquisitions	—	(1,650,000)
Deposits refunded or applied against real estate investments	200,000	1,700,000

Net cash used in investing activities	(966,594)	(39,763,539)

Cash flows from financing activities:
Principal repayments on mortgage notes payable	(1,160,248)	(773,779)
Principal repayments on employee notes receivable	6,921	140,077
Borrowings from line of credit	39,300,000	45,150,000
Repayments on line of credit	(19,000,000)	(5,000,000)
Repayment of short-term loan	(20,000,000)	—
Receipts from tenants for reserves	1,996,723	1,119,390
Payments to tenants from reserves	(1,339,968)	(840,433)
Increase in security deposits	11,396	411,806
Payments for deferred financing costs	(103,563)	(56,462)
Distributions paid for common and preferred	(8,469,322)	(8,470,823)

Net cash (used in) provided by financing activities	(8,758,061)	31,679,776

Net (decrease) increase in cash and cash equivalents	(1,582,967)	418,866

Cash and cash equivalents, beginning of period	4,503,578	1,356,408

Cash and cash equivalents, end of period	$2,920,611	$1,775,274

NON-CASH INVESTING ACTIVITIES
Increase in asset retirement obligation	$—	$245,199

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
Gladstone Lending, LLC, a Delaware limited liability company (“Gladstone Lending”) and a subsidiary of the Company, was created to conduct all operations related to real estate mortgage loans of the Company. As the Operating Partnership currently owns all of the membership interests of Gladstone Lending, the financial position and results of operations of Gladstone Lending are consolidated with those of the Company.
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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was approximately $2.4 million and $4.7 million for the three and six months ended June 30, 2009, respectively, and approximately $2.3 million and $4.4 million for the three and six months ended June 30, 2008, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was approximately $63,000 and $127,000 for both the three and six months ended June 30, 2009 and 2008, respectively. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was approximately $196,000 and $393,000 for both the three and six months ended June 30, 2009 and 2008, respectively.
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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets, including discontinued operations, was approximately $0.9 million and $1.9 million for the three and six months ended June 30, 2009, respectively, and approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2008, respectively.
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
In light of current economic conditions, the Company performed an impairment analysis of its entire portfolio at June 30, 2009. In performing the analysis, the Company considered such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether the carrying value of the real estate has decreased. The Company concluded that none of its properties were impaired, and will continue to monitor its portfolio for any indicators that may change this conclusion.
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

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. All of the Company’s cash and cash equivalents at June 30, 2009 were held in the custody of one financial institution, and the Company’s balance at times may exceed federally insurable limits.
Restricted Cash
Restricted cash consists of security deposits and funds held in escrow for certain tenants. These funds will be released to the tenants upon completion of agreed upon tasks as specified in the lease agreements, mainly consisting of maintenance and repairs on the buildings, and when evidence of insurance and tax payments has been received by the Company.
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
Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method over the term of the financing secured. The Company made payments of approximately $50,000 and $104,000 for deferred financing costs during the three and six months ended June 30, 2009, respectively, and $21,000 and $56,000 for the three and six months ended June 30, 2008, respectively. Total amortization expense related to deferred financing costs was approximately $724,000 and $349,000 for the three and six months ended June 30, 2009, respectively, and $256,000 and $506,000 for the three and six months ended June 30, 2008, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of accounts receivable, interest receivable, prepaid assets and deposits on real estate.
Obligation Under Capital Lease
In conjunction with the Company’s acquisition of a building in Fridley, Minnesota in February 2008, the Company acquired a ground lease on the parking lot of the building, which had a purchase obligation to acquire the land under the ground lease at the end of the term in April 2014 for $300,000. In accordance with SFAS No. 13 “Accounting for Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding present value of the obligation under the capital lease. The Company recorded total interest expense related to the accretion of the capital lease obligation of $3,077 and $6,154 for the three and six months ended June 30, 2009, respectively, and $4,156 for both the three and six months ended June 30, 2008.

Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of the Company’s leases contain rental increases at specified intervals. The Company recognizes such revenues on a straight-line basis by averaging the non-cancelable rental revenues over the lease terms. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of June 30, 2009.
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
Commercial Advisers is a wholly-owned TRS that is subject to federal and state income taxes. Though Commercial Advisers has had no activity to date, the Company would account for any future income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
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
Asset Retirement Obligations
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The Company accrued a liability during the six months ended June 30, 2008 of $245,199 related to properties acquired during the period, which reflected the present value of the future obligation. There was no liability accrued during the six months ended June 30, 2009. The Company also recorded expense, including discontinued operations, of $35,476 and $70,845 during the three and six months ended June 30, 2009, respectively, and $32,764 and $63,232 for the three and six months ended June 30, 2008, respectively related to the cumulative accretion of the obligation.
Real Estate Held for Sale and Discontinued Operations
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in both current and prior periods presented. Income items related to held for sale properties are listed separately on the Company’s consolidated income statement. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value, less the cost to sell, and are listed separately on the Company’s consolidated balance sheet. Once properties are listed as held for sale, no further depreciation is recorded.
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141(R)”), which replaced SFAS No. 141, “Business Combinations.” SFAS 141(R) significantly changed the accounting for acquisitions involving business combinations, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. SFAS 141(R) also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting under SFAS 141. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company adopted this pronouncement effective for the fiscal year beginning January 1, 2009, and the adoption could have a significant impact on its results of operations because of the requirement to expense costs associated with acquisitions rather than capitalize the costs as has been done in the past. There was no significant impact from the adoption of this pronouncement during the six months ended June 30, 2009, because there was limited activity during the period related to potential acquisitions.
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
In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of

SFAS 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate. The Company adopted this pronouncement during the quarter ended December 31, 2008, and the adoption had no material impact on the Company’s results of operations.
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
In April 2009, the FASB issued FSP No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, whether recognized or not recognized in the statement of financial position. The guidance in FSP No. 107-1 is effective for interim periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this pronouncement during the quarter ended March 31, 2009, and the adoption had no material impact on the Company’s results of operations.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and defines the types of subsequent events that should be recognized or nonrecognized. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company adopted this pronouncement during the quarter ended June 30, 2009, and the adoption had no material impact on its results of operations.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company’s year beginning January 1, 2010. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the consolidation guidance for variable-interest entities (“VIE”) and requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a VIE based on whether the entity has the power to direct matters that most significantly impact the activities of the VIE, and had the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 is effective for the Company’s year beginning January 1,

2010. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of adopting this standard on the Company’s results of operations.
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
Reclassifications
Some amounts from prior years’ financial statements have been reclassified to conform to the current year presentation. The Company’s property located in Norfolk, Virginia was classified as held for sale during the quarter ended June 30, 2009 and, as a result, the results of operations related to this property for 2008 were reclassified from continuing operations to discontinued operations. Some items within the cash flow statement were reclassified between the financing and investing activities sections during 2008. These items related to payments received from tenants for reserves and payments made to lenders for reserves. These reclassifications had no effect on previously reported net income or stockholders’ equity.
2. Related Party Transactions
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
Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations (“FFO”). For the three and six months ended June 30, 2009, the Company recorded a base management fee of approximately $358,000 and $730,000, respectively, and for the three and six months ended June 30, 2008, the Company recorded a base management fee of approximately $420,000 and $852,000, respectively. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser also receives an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%.
For the three and six months ended June 30, 2009, the Company recorded an incentive fee of approximately $813,000 and $1,599,000, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $130,000 and $365,000, respectively, for a net incentive fee for the three and six months ended June 30, 2009 of approximately $683,000 and $1,234,000, respectively. For the three and six months ended June 30, 2008, the Company recorded an incentive fee of approximately $802,000 and $1,506,000, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $174,000 and $736,000, respectively, for a net incentive fee for the three and six months ended June 30, 2008 of approximately $628,000 and $770,000, respectively. The board of directors of the Company accepted the Adviser’s offer to waive a portion of the incentive fee for both the three and six months ended June 30, 2009 and 2008, respectively, in order to support the current level of distributions to the Company’s stockholders.
Administration Agreement
Under the Administration Agreement, the Company pays separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, treasurer and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three and six months ended June 30, 2009, the Company recorded an administration fee of approximately $257,000 and $482,000, respectively, and for the three and six months ended June 30, 2008, the Company recorded an administration fee of approximately $275,000 and $487,000, respectively.
3. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Net income available to common stockholders	$93,499	$196,008	$159,630	$589,273

Denominator for basic & diluted weighted average shares	8,563,264	8,565,264	8,563,264	8,565,264

Basic & diluted earnings per common share	$0.01	$0.02	$0.02	$0.07

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of June 30, 2009 and December 31, 2008:

	June 30, 2009 (2)		December 31, 2008
Real estate:
Land	$55,036,042	(1)	$55,226,042	(1)
Building	324,811,991		325,515,390
Tenant improvements	9,820,706		9,820,706
Accumulated depreciation	(29,397,701)		(24,757,576)

Real estate, net	$360,271,038		$365,804,562

(1)	Includes land held under a capital lease carried at approximately $1.1 million.

(2)	Does not include real estate held for sale as of June 30, 2009.

On May 5, 2009, the Company extended the lease with one of its tenants on its property located in Akron, Ohio for a period of six months. The lease was originally set to expire in August 2009, and will now expire in February 2010. Except for the extension of the lease term, all other existing provisions of the lease, including the current rental rate, will remain the same during the extension period.
On May 19, 2009, the Company extended the lease on its property located in Eatontown, New Jersey for a period of 15 years, and the tenant has two options to extend the lease for additional periods of 5 years each. The lease was originally set to expire in August 2011, and will now expire in April 2024. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $540,000.
Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses and future operating lease payments for discontinued operations, in effect at June 30, 2009, were as follows:

Tenant
Year	Lease Payments
Six months ending December 31, 2009	$19,428,658
2010	38,819,446
2011	38,525,805
2012	38,614,845
2013	33,261,384
2014	29,025,909
Thereafter	$160,507,642
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at June 30, 2009 was approximately $5.9 million, and the total annual ground lease payments on the Tulsa, Oklahoma property was approximately $134,000.
Intangible Assets
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	June 30, 2009			December 31, 2008
	Lease		Accumulated		Accumulated
	Intangibles		Amortization	Lease Intangibles	Amortization

In-place leases	$15,935,445	(1)	$(5,906,158)	$15,981,245	$(5,079,343)
Leasing costs	9,909,528		(3,405,095)	9,662,731	(2,987,360)
Customer relationships	17,136,501		(3,779,636)	17,136,501	(3,179,931)

	$42,981,474		$(13,090,889)	$42,780,477	$(11,246,634)

(1)	Does not include intangible assets held for sale as of June 30, 2009.

The estimated aggregate amortization expense for the remainder of the current and each of the five succeeding fiscal years is as follows:

Estimated
Amortization
Year	Expense
Six months ending December 31, 2009	$2,646,295
2010	5,190,966
2011	4,774,396
2012	4,164,999
2013	2,280,699
2014	2,027,307
Thereafter	$8,805,923
5. Real Estate Held for Sale and Discontinued Operations
As of June 30, 2009, the Company classified its property located in Norfolk, Virginia as held for sale under the provisions of SFAS 144, which requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in both current and prior periods presented. The Company received an unsolicited offer from a buyer for this property. In addition, on July 21, 2006, the Company sold its two Canadian properties and the Company continues to incur legal fees related to the dissolution of the remaining Canadian entities. The table below summarizes the components of income from discontinued operations:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Operating revenue	$25,875	$25,875	$51,751	$51,751
Operating expense	(4,959)	(7,563)	(12,997)	(47,950)

Income from discontinued operations	$20,916	$18,312	$38,754	$3,801

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying consolidated balance sheet:

June 30, 2009
Real estate, net	$858,024
Lease intangibles, net	70,495
Prepaid expenses	199
Deferred rent receivable	28,198

Real estate and related assets held for sale, net	$956,916

Rent received in advance	8,250
Asset retirement obligation liability	28,098

Other liabilities related to assets held for sale	$36,348

6. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million, collateralized by an office building in McLean, Virginia, where the Company’s Adviser and Administrator are subtenants in the building. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month London Interbank Offered Rate (“LIBOR”) rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term. At June 30, 2009, the interest rate was 7.5%.
The fair market value of the mortgage note receivable as of June 30, 2009 was approximately $9.5 million, as compared to the carrying value stated above of approximately $10.0 million. The fair market value is calculated based on a discounted cash flow analysis, using an interest rate based on management’s estimate of the interest rate on a mortgage note receivable with comparable terms.
7. Mortgage Notes Payable, Line of Credit and Short-Term Loan
The Company’s mortgage notes payable, line of credit and short-term loan as of June 30, 2009 and December 31, 2008 are summarized below:

				Stated
				Interest
	Date of	Principal		Rate at	Principal Balance Outstanding
	Issuance/	Maturity		June 30,	June 30,	December 31,
	Assumption	Date		2009(1)	2009	2008
Fixed-Rate Mortgage Notes Payable:
	03/16/05	04/01/30		6.33%	$2,917,085	$2,948,753
	08/25/05	09/01/15		5.33%	21,247,266	21,399,644
	09/12/05	09/01/15		5.21%	12,475,382	12,560,673
	12/21/05	12/08/15		5.71%	19,116,806	19,241,117
	02/21/06	12/01/13		5.91%	9,266,886	9,344,908
	02/21/06	06/30/14		5.20%	19,295,456	19,472,740
	03/29/06	04/01/16		5.92%	17,000,000	17,000,000
	04/27/06	05/05/16		6.58%	14,146,730	14,281,616
	11/22/06	12/01/16		5.76%	14,223,075	14,309,000
	12/22/06	01/01/17		5.79%	21,735,219	21,846,000
	02/08/07	03/01/17		6.00%	13,775,000	13,775,000
	06/05/07	06/08/17		6.11%	14,240,000	14,240,000
	09/06/07	12/11/15		5.81%	4,393,893	4,426,393
	10/15/07	11/08/17		6.63%	15,742,955	15,828,612
	08/29/08	06/01/16		6.80%	6,360,172	6,421,717
	09/15/08	10/01/10	(2)	6.85%	48,015,000	48,015,000

Total Fixed-Rate Mortgage Notes Payable:					253,950,925	255,111,173

Variable-Rate Line of Credit:	12/29/06	12/29/09	(3)	LIBOR + 1.9%	31,800,000	11,500,000

Variable-Rate Short-Term Loan:	12/21/07	06/20/09	(4)	LIBOR + 2.75%	—	20,000,000

Total Mortgage Notes Payable, Line of Credit and Short-Term Loan					$285,750,925	$286,611,173

(1)	The weighted average interest rate on all debt outstanding at June 30, 2009 was approximately 5.62%.

(2)	This note has three annual extension options, which extends the term of the note until October 1, 2013.

(3)	The line of credit may be extended for a one-year period at the Company’s option, subject to certain conditions.

(4)	The short-term loan was repaid in full on March 31, 2009.
Mortgage Notes Payable
As of June 30, 2009, the Company had 16 fixed-rate mortgage notes payable, collateralized by a total of 55 properties. The obligors under each of these notes are wholly-owned separate borrowing entities, which own the real estate collateral. The Company is not a co-borrower but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property, resulting from a borrower’s gross negligence or willful misconduct. The Company also indemnifies lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of June 30, 2009 was approximately 6.0%
The fair market value of all fixed-rate mortgage notes payable outstanding as of June 30, 2009 was approximately $237.4 million, as compared to the carrying value stated above of approximately $254.0 million. The fair market value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of interest rates on long-term debt with comparable terms.
Scheduled principal payments of mortgage notes payable are as follows:

Scheduled
principal
Year	payments
Six months ending December 31, 2009	$1,293,727
2010	50,533,486
2011	2,799,601
2012	3,087,824
2013	11,828,375
2014	20,367,143
Thereafter	164,040,769

$253,950,925

Line of Credit
The Company has a $50.0 million senior revolving credit agreement (the “Credit Agreement”) with a syndicate of banks led by KeyBank National Association (“KeyBank”), which matures on December 29, 2009. On June 30, 2009, the Company amended its Credit Agreement to reduce its commitment from $95.0 million to $50.0 million, in exchange for modifications to certain terms under the Credit Agreement. The definition of FFO was modified to exclude from the calculation of FFO acquisition related costs that are required to be expensed under SFAS 141(R). In addition, the aggregate amount the Company can issue under the Credit Agreement as letters of credit was reduced from $20.0 million to $10.5 million.
As long as the Company is in compliance with its covenants under the line of credit, the Company has the option to extend the line of credit for an additional year. The Company must notify KeyBank of its intention to exercise the renewal option 45 days prior to the maturity date and pay an extension fee of 0.20% of the total commitment outstanding at the date of notification. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its FFO less those acquisition related costs that are required to be expensed under SFAS 141(R). In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. KeyBank has the option to obtain updated appraisals for the properties pledged to the line of credit as borrowing base collateral if they believe there has been a material adverse change to the value of any of the pledged properties. If the aggregate value of the updated appraisals is lower than the current aggregate value of appraisals, it would lower the amount of the Company’s borrowing base and reduce the amount the Company could borrow under its line of credit with that borrowing base. The Company does not believe that if updated appraisals were obtained on its pledged properties that any change in the value of the properties would be significant enough to trigger a scenario whereby the Company would have to repay amounts currently outstanding under its line of credit.
If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The availability under the line of credit may also be reduced by letters of credit used in the ordinary course of business. The Company anticipates that certain of its letters of credit will be returned during 2009, thus further increasing its availability. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of June 30, 2009, there was approximately $31.8 million outstanding under the line of credit at an interest rate of approximately 2.2%, and approximately $2.8 million outstanding pursuant to letters of credit at a weighted average interest rate of approximately 2.0%. At June 30, 2009, the remaining borrowing capacity available under the line of credit was approximately $15.4 million. The Company was in compliance with all covenants under the line of credit as of June 30, 2009. The amount outstanding on the line of credit as of June 30, 2009 approximates fair market value, because the debt is short-term and variable rate.
Short-Term Loan
On December 21, 2007, the Company entered into a $20.0 million unsecured short-term loan with KeyBank, which matured on December 21, 2008. The Company exercised its option to extend the term for an additional six months, and on March 31, 2009, the Company repaid in full the unsecured short-term loan, using proceeds from borrowings under its line of credit. The interest rate charged on the loan was based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusted periodically.
8. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the six months ended June 30, 2009:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Common	Preferred	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2008	$8,563	$2,150	$170,622,581	$(2,595,886)	$(37,542,148)	$130,495,260

Repayment of principal on notes receivable - employees	—	—	—	6,921	—	6,921

Distributions declared to common and preferred stockholders	—	—	—	—	(8,469,322)	(8,469,322)

Net income	—	—	—	—	2,206,505	2,206,505

Balance at June 30, 2009	$8,563	$2,150	$170,622,581	$(2,588,965)	$(43,804,965)	$124,239,364

Distributions paid per common share for both the three and six months ended June 30, 2009 and 2008 were $0.375 and $0.75 per share, respectively. Distributions paid per share of Series A Preferred Stock for both the three and six months ended June 30, 2009 and 2008 were approximately $0.48 and $0.97 per share, respectively. Distributions paid per share of Series B Preferred Stock for both the three and six months ended June 30, 2009 and 2008 were approximately $0.47 and $0.94 per share, respectively.

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of	Strike Price	Amount of	Balance of
	Options	of Options	Promissory Note	Employee Loans at	Maturity Date	Interest Rate
Date Issued	Exercised	Exercised	Issued to Employees	6/30/09	of Note	on Note

Sep 2004	25,000	$15.00	$375,000	$360,501	Sep 2013	5.00%
Apr 2006	12,422	16.10	199,994	199,994	Apr 2015	7.77%
May 2006	50,000	16.85	842,500	842,500	May 2016	7.87%
May 2006	15,000	16.10	241,500	241,500	May 2016	7.87%
May 2006	2,500	16.01	40,000	36,870	May 2016	7.87%
May 2006	2,000	16.10	32,200	32,200	May 2016	7.87%
May 2006	2,000	16.10	32,200	32,200	May 2016	7.87%
May 2006	2,000	15.00	30,000	30,000	May 2016	7.87%
Oct 2006	12,000	16.10	193,200	193,200	Oct 2015	8.17%
Nov 2006	25,000	15.00	375,000	375,000	Nov 2015	8.15%
Dec 2006	25,000	15.00	375,000	245,000	Feb 2010	8.12%

	172,922		$2,736,594	$2,588,965

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
9. Segment Information
As of June 30, 2009, the Company’s operations were derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The amounts included under the “other” column in the tables below include other income, which consists of interest income from temporary investments and employee loans and any other miscellaneous income earned, and operating and other expenses that were not specifically derived from either operating segment.

The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three and six months ended June 30, 2009 and 2008:

	As of and for the three months ended June 30, 2009					As of and for the six months ended June 30, 2009
	Real Estate	Real Estate				Real Estate	Real Estate
	Leasing	Lending	Other		Total	Leasing	Lending	Other		Total

Operating revenues	$10,461,906	$189,583	$—		$10,651,489	$20,932,587	$377,083	$—		$21,309,670
Operating expenses	(3,555,776)	—	(1,626,061	)(1)	(5,181,837)	(7,144,850)	—	(3,202,047	)(1)	(10,346,897)
Other expense	(4,114,021)	—	(259,611	)(2)	(4,373,632)	(8,196,656)	—	(598,366	)(2)	(8,795,022)

Discontinued operations	20,916	—	—		20,916	38,754	—	—		38,754

Net income	$2,813,025	$189,583	$(1,885,672)		$1,116,936	$5,629,835	$377,083	$(3,800,413)		$2,206,505

Total Assets	$401,711,306	$10,062,500	$10,471,976		$422,245,782	$401,711,306	$10,062,500	$10,471,976		$422,245,782

	As of and for the three months ended June 30, 2008				As of and for the six months ended June 30, 2008
	Real Estate	Real Estate			Real Estate	Real Estate
	Leasing	Lending	Other	Total	Leasing	Lending	Other		Total

Operating revenues	$9,980,778	$218,805	$—	$10,199,583	$19,230,086	$457,102	$—		$19,687,188
Operating expenses	(3,414,488)	—	(1,684,747)	(5,099,235)	(6,667,132)	—	(2,803,434)		(9,470,566)
Other expense	(3,084,905)	—	(814,310)	(3,899,215)	(6,167,756)	—	(1,416,519	)(1)	(7,584,275)

Discontinued operations	18,312	—	—	18,312	3,801	—	—		3,801

Net income	$3,499,697	$218,805	$(2,499,057)	$1,219,445	$6,398,999	$457,102	$(4,219,953)		$2,636,148

Total Assets	$395,292,545	$10,070,479	$8,882,725	$414,245,749	$395,292,545	$10,070,479	$8,882,725		$414,245,749

(1)	Operating expenses includes base management fees, incentive fees, adminstration fees, professional fees, insurance expense, directors fees, stockholder related expenses and general and administrative expenses that are not practicable to allocate to either operating segment, thus it is included in the “other” column.

(2)	Other expense includes interest expense on the Company’s line of credit of $319,977 and $724,899 for the three months ended June 30, 2009 and 2008, respectively, and $911,548 and $1,584,745 for the six months ended June 30, 2009 and 2008, respectively. It is not practicable to allocate the interest from the line of credit to either operating segment, thus it is included in the “other” column.
10. Subsequent Events
The Company evaluated all events that have occurred subsequent to June 30, 2009 through July 30, 2009, the date of this Form 10-Q.
On July 8, 2009, the Company’s Board of Directors declared a cash distribution of $0.125 per common share, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of July, August and September of 2009. Monthly distributions will be payable on July 31, 2009, August 31, 2009 and September 30, 2009, to those stockholders of record as of the close of business on July 23, 2009, August 21, 2009 and September 22, 2009, respectively.
On July 8, 2009, the Company’s Board of Directors approved the renewal of the Amended Advisory Agreement with its Adviser, and the Administration Agreement with its Administrator, through August 31, 2010.
On July 17, 2009, the Company sold its property located in Norfolk, Virginia for $1.15 million, for a gain on the sale of approximately $160,000. The property was removed from the borrowing base assets pledged against the line of credit, however, the removal from the borrowing base had no impact on the availability under the line of credit. After the removal, there was still in excess of $50.0 million of availability from the remaining assets pledged against the line of credit, the maximum the Company is able to draw. The proceeds from the sale were used to partially pay down the Company’s line of credit.
On July 20, 2009, the borrower on the Company’s $10.0 million mortgage loan, which is collateralized by an office building in McLean, Virginia, signed a purchase agreement with a third party to sell the building. The sale is expected to close during the fourth quarter of 2009. The Company signed a letter with its borrower agreeing that if the sale is completed, the Company will accept full repayment of the mortgage loan at the time of sale along with any prepayment penalties associated with the early exit. The mortgage loan was originally set to mature in May 2017.

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
OVERVIEW
General
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At June 30, 2009, we owned 65 properties totaling approximately 6.3 million square feet, and had one mortgage loan outstanding. The total gross investment in these acquisitions, including the $10.0 million mortgage loan investment, was approximately $443.7 million at June 30, 2009.
Business Environment
The United States is in a recession, and, as a result, conditions within the global credit markets and the U.S. real estate credit markets in particular continue to experience historic levels of dislocation and stress. The economic downturn and the disruptions in the capital markets have increased the cost of, and decreased our ability to obtain, new debt and equity capital at reasonable prices. The longer these conditions persist, the greater the probability that these factors could have an adverse effect on our operations and financial results. The current economic conditions also make it difficult to price and finance new investment opportunities on attractive terms. While we are starting to see some signs of stabilization in the markets, we do not know if adverse conditions will again intensify or the full extent to which the disruptions will affect us. Continued weak economic conditions could also adversely impact the financial condition of one or more of our tenants and therefore, could make a tenant bankruptcy and payment default on the related lease or loan more likely. Currently, all of our properties are fully leased and all of our tenants and our borrower are current and paying in accordance with their leases and loan, respectively. In addition, no balloon payments are due under our mortgage notes payable until 2010, and the only mortgage note that matures in 2010 has three annual extension options through 2013.

Our ability to make new investments is highly dependent upon external financing. Our principal external financing sources generally include the issuance of equity securities, the issuance of long-term mortgages secured by properties and borrowings under our line of credit. Recent market conditions have affected the trading price of our common stock, however, the price has improved over the past few months and closed at $13.92 on July 24, 2009,which represents a 71% increase to our average closing stock price of $8.16 during the first quarter of 2009. The market for long-term mortgages continues to be frozen as the collateralized mortgage-backed securities, or CMBS, market has virtually disappeared. With the closure of the CMBS market, many banks are not lending on commercial real estate as they are no longer able to sell these loans to the CMBS market and are not willing or able to keep these loans on their balance sheets. We are now seeing banks only willing to issue medium-term mortgages, between two to five years, at substantially less favorable terms. As a result, we intend to focus on using medium-term mortgages to finance our real estate until the market for long-term mortgages returns. Our ability to increase the availability under our line of credit is dependent upon us pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only nine of our properties do not have long-term mortgages, and eight of those are pledged as collateral under our line of credit. Our line of credit matures in December 2009, however, we intend to exercise our option to extend the term for an additional year, through December 2010, unless we are able to secure more favorable financing.
If we are able to raise debt or equity capital in the near term, in addition to continuing to invest in industrial and commercial real property, we will also seek to expand our investments to other categories such as retail and medical properties. In addition, we also intend to seek to expand our mortgage lending activity to include purchasing mortgage loans from banks and CMBS pools.
However, until we are able to raise debt or equity capital, our near-term strategy has become somewhat dependent upon building the value of our existing portfolio of properties by renegotiating existing leases and making capital improvements to our properties. Capital improvements will be limited to the extent we have available capital. We will continue to review potential acquisitions and we intend to continue our strategy of making conservative investments in properties that have existing financing that we believe will weather the current recession and that are likely to produce attractive long-term returns for our stockholders.
Recent Events
Financing Activities:
During the six months ended June 30, 2009, we had net borrowings under our line of credit of approximately $20.3 million, with $31.8 million outstanding at June 30, 2009. The proceeds from borrowings under the line of credit were used to pay off the $20.0 million unsecured short-term loan with KeyBank.
Leasing Activities:
On May 5, 2009, we extended the lease with one of our tenants in our property located in Akron, Ohio for a period of six months. The lease was originally set to expire in August 2009, and will now expire in February 2010. Except for the extension of the lease term, all other existing provisions of the lease, including the current rental rate, will remain the same during the extension period.
On May 19, 2009, we extended the lease on our property located in Eatontown, New Jersey for a period of 15 years, and the tenant has two options to extend the lease for additional periods of 5 years each. The lease was originally set to expire in August 2011, and will now expire in April 2024. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $540,000.

Dispositions:
On July 17, 2009, we sold our property located in Norfolk, Virginia for $1.15 million, for a gain on the sale of approximately $160,000. The proceeds from the sale were used to pay down our line of credit.
Industry Classifications
Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic region. Our largest tenant at June 30, 2009 comprised approximately 7.3% of our total rental income, and our largest concentration of properties was located in Ohio, which accounted for approximately 17.7% of our total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the six months ended June 30, 2009 and 2008, respectively:

	June 30, 2009		June 30, 2008
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Automobile	$583,327	2.8%	$583,327	3.1%
Beverage, Food & Tobacco	1,094,371	5.3%	976,441	5.1%
Buildings and Real Estate	1,012,834	4.9%	1,000,682	5.3%
Chemicals, Plastics & Rubber	1,598,724	7.7%	1,000,838	5.3%
Containers, Packaging & Glass	1,165,007	5.6%	1,123,901	5.9%
Diversified/Conglomerate Manufacturing	1,832,344	8.8%	1,453,558	7.6%
Diversified/Conglomerate Services	154,052	0.7%	154,052	0.8%
Electronics	3,082,895	14.8%	3,082,895	16.2%
Healthcare, Education & Childcare	3,072,707	14.8%	2,646,309	13.9%
Home & Office Furnishings	264,872	1.3%	264,872	1.4%
Insurance	361,433	1.7%	361,433	1.9%
Machinery	1,194,301	5.8%	1,047,449	5.5%
Oil & Gas	572,645	2.8%	576,221	3.0%
Personal & Non-Durable Consumer Products	677,361	3.3%	677,700	3.6%
Personal, Food & Miscellaneous Services	287,503	1.4%	287,503	1.5%
Printing & Publishing	1,089,693	5.2%	1,099,366	5.8%
Telecommunications	2,723,351	13.1%	2,723,185	14.1%

	$20,767,420	100.0%	$19,059,732	100.0%

Our Adviser and Administrator
Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser and its vice chairman and chief operating officer. George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC, or our Administrator, which employs our chief financial officer, chief compliance officer, treasurer and their respective staffs.
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
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the three and six months ended June 30, 2009 and 2008, none of these expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
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

Quarterly Incentive Fee Based on FFO
Pre-incentive fee FFO
(expressed as a percentage of total common stockholders’ equity)
Percentage of pre-incentive fee FFO allocated to incentive fee
The incentive fee may be reduced because of our line of credit covenant which limits distributions to our stockholders to 95% of FFO. In order to comply with this covenant, our board of directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive a portion of the incentive fee for the three and six months ended June 30, 2009 and 2008, which allowed us to maintain the current level of distributions to our stockholders. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders, however, our Adviser is not required to issue any waiver, in whole or in part.
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
The allocation of the purchase price directly affects the following in our consolidated financial statements:
•	The amount of purchase price allocated to the various tangible and intangible assets on our balance sheet;

•	The amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, changes in the purchase price allocation among our assets could have a material impact on our FFO, which is used by many REIT investors to evaluate our operating performance; and

•	The period of time that tangible and intangible assets are depreciated over varies greatly and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases, which normally range from 10 to 15 years, we depreciate our buildings over 39 years, and land is not depreciated. These differences in timing could have a material impact on our results of operations.
Asset Impairment Evaluation
We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. In determining if impairment exists, management considers such factors as our tenants’ payment history, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industry in which our tenants operate and whether the carrying value of our real estate has decreased. If any of the factors above support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying amount in such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate the hold periods of the properties and cap rates using information we obtain from market comparability studies and other comparable sources. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using assumptions or market participants. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss we would recognize.

Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview-Business Environment,” we performed an impairment analysis of our entire portfolio at June 30, 2009. We concluded that none of our properties are currently impaired, and we will continue to monitor our portfolio for any indicators that may change our conclusion.
Provision for Loan Losses
Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans we have made based upon our evaluation of known and inherent risks associated with our private lending assets. Management reflects provisions for loan losses based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations. We did not make a loss allowance for our existing mortgage loan receivable as of June 30, 2009, as we believe the carrying value of the loan is fully collectible.
Recently Issued Accounting Pronouncements
Refer to Note 1 in the accompanying consolidated financial statements for a summary of all recently issued accounting pronouncements.
Results of Operations
Our weighted-average yield on the portfolio as of June 30, 2009 was approximately 9.68%. The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not take into account the interest expense incurred on the financings placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2009 and 2008 is below:

	For the three months ended June 30,				For the six months ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Operating revenues
Rental income	$10,379,172	$9,896,143	$483,029	5%	$20,767,420	$19,059,732	$1,707,688	9%
Interest income from mortgage notes receivable	189,583	218,805	(29,222)	-13%	377,083	457,102	(80,019)	-18%
Tenant recovery revenue	82,734	84,635	(1,901)	-2%	165,167	170,354	(5,187)	-3%

Total operating revenues	10,651,489	10,199,583	451,906	4%	21,309,670	19,687,188	1,622,482	8%

Operating expenses
Depreciation and amortization	3,282,629	3,178,718	103,911	3%	6,590,438	6,160,187	430,251	7%
Property operating expenses	230,785	203,405	27,380	13%	467,595	442,459	25,136	6%
Due diligence expense	6,886	40	6,846	17115%	16,433	2,125	14,308	673%
Base management fee	357,650	419,857	(62,207)	-15%	730,298	851,725	(121,427)	-14%
Incentive fee	812,653	801,832	10,821	1%	1,598,942	1,506,499	92,443	6%
Administration fee	257,207	274,541	(17,334)	-6%	481,561	486,737	(5,176)	-1%
Professional fees	125,965	147,065	(21,100)	-14%	361,161	244,727	116,434	48%
Insurance	48,125	41,797	6,328	15%	96,804	83,594	13,210	16%
Directors fees	50,386	52,251	(1,865)	-4%	100,088	106,500	(6,412)	-6%
Stockholder related expense	88,245	102,775	(14,530)	-14%	171,892	229,198	(57,306)	-25%
Asset retirement obligation expense	35,476	32,325	3,151	10%	70,384	62,361	8,023	13%
General and administrative	15,453	18,326	(2,873)	-16%	26,005	30,506	(4,501)	-15%

Total operating expenses before credit from Adviser	5,311,460	5,272,932	38,528	1%	10,711,601	10,206,618	504,983	5%

Credit to incentive fee	(129,623)	(173,697)	44,074	-25%	(364,704)	(736,052)	371,348	-50%

Total operating expenses	5,181,837	5,099,235	82,602	2%	10,346,897	9,470,566	876,331	9%

Other income (expense)
Interest income from temporary investments	184	6,689	(6,505)	-97%	17,465	16,237	1,228	8%
Interest income — employee loans	48,862	50,852	(1,990)	-4%	97,748	102,996	(5,248)	-5%
Other income	11,320	39,697	(28,377)	-71%	11,320	48,993	(37,673)	-77%
Interest expense	(4,433,998)	(3,996,453)	(437,545)	11%	(8,921,555)	(7,752,501)	(1,169,054)	15%

Total other expense	(4,373,632)	(3,899,215)	(474,417)	12%	(8,795,022)	(7,584,275)	(1,210,747)	16%

Income from continuing operations	1,096,020	1,201,133	(105,113)	-9%	2,167,751	2,632,347	(464,596)	-18%

Discontinued operations
Income from discontinued operations	20,916	18,312	2,604	14%	38,754	3,801	34,953	920%

Total discontinued operations	20,916	18,312	2,604	14%	38,754	3,801	34,953	920%

Net income	1,116,936	1,219,445	(102,509)	-8%	2,206,505	2,636,148	(429,643)	-16%

Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	—	0%	(2,046,875)	(2,046,875)	—	0%

Net income available to common stockholders	$93,499	$196,008	$(102,509)	-52%	$159,630	$589,273	$(429,643)	-73%

Operating Revenues
Rental income increased for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, primarily as a result of the two properties acquired subsequent to June 30, 2008, coupled with properties acquired during the six months ended June 30, 2008 that were held for the full six-month period in 2009.
Interest income from mortgage notes receivable decreased for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, primarily because interest income on our mortgage loan is based on the London Interbank Offered Rate, or LIBOR, which has significantly decreased over the past year.
Tenant recovery revenue decreased slightly for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, primarily as a result of a decrease in the insurance premiums on some of our properties in which the tenants reimburse us for insurance expense.
Operating Expenses
Depreciation and amortization expenses increased during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, as a result of the two properties acquired subsequent to June 30, 2008, and properties acquired during the six months ended June 30, 2008 that were held for the full six-month period in 2009.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, primarily because of an increase in franchise taxes paid in certain states coupled with repairs and maintenance performed at certain of our properties.
Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared during our due diligence work. Due diligence expenses increased for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, primarily due to the adoption of SFAS 141(R) on January 1, 2009, discussed in detail in Note 1 of the accompanying consolidated financial statements, which required us to no longer capitalize due diligence costs into the price of the acquisition.
The base management fee decreased for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, as a result of a decrease in total common stockholders’ equity, the main component of the calculation. Total common stockholders’ equity decreased because distributions to stockholders for the six months ended June 30, 2009 were approximately $8.5 million as compared to net income during the period of approximately $2.2 million. The calculation of the base management fee is described in detail above under “—Advisory and Administration Agreements.”
The incentive fee increased for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, due to the increase in pre-incentive fee FFO as a result of our increased rental income discussed above, coupled with the decrease in total common stockholders’ equity. The calculation of the incentive fee is described in detail above under “—Advisory and Administration Agreements.”
The administration fee decreased for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, primarily as a result of a decrease in the amount of salaries paid by our Administrator, coupled with an increase in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements. The calculation of the administrative fee is described in detail above under “—Advisory and Administration Agreements.”

Professional fees, consisting primarily of legal and accounting fees, decreased during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily as a result of timing of our costs related to the annual tax return filings, which were not extended as in the prior year. Professional fees increased during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily as a result of an increase in legal fees relating to ongoing lease renegotiations and reviews of our legal work with our existing tenants, coupled with research on state tax issues incurred during 2009.
Insurance expense consists of the premiums paid for directors’ and officers’ insurance, which is renewed annually each September. Insurance expense increased for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, because of an increase in the premiums for the period from September 2008 through September 2009.
Directors’ fees decreased during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, primarily as a result of one of the independent directors becoming an interested director in January 2008, and thus not being paid an annual stipend during 2009.
Stockholder related expense decreased for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, primarily as a result of decreased costs associated with printing and filing our proxy materials.
Asset retirement obligation expense increased for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, primarily as a result of a property acquired in March 2008, which was required to recognize an asset retirement liability.
General and administrative expenses decreased for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, primarily as a result of a decrease in the amount of travel for site visits to our properties, coupled with a decrease in conferences attended.
Other Income and Expense
Interest income from temporary investments decreased during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily because of lower interest rates earned on our money market accounts. Interest income from temporary investments increased during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily as a result of interest received in 2009 from funds held on deposit for a prospective real estate acquisition, coupled with interest earned on amounts held in reserve accounts with our lenders.
Interest income on employee loans decreased during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008. This decrease was a result of employees who paid off their loans during 2008, coupled with other partial principal repayments over the periods.
Other income decreased during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, primarily because we no longer receive management fees from our tenant in our Burnsville, Minnesota property.
Interest expense increased for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008. This was primarily a result of an increased amount outstanding on our line of credit during the three and six months ended June 30, 2009, coupled with long-term financings, which closed during 2008, that were held for the full period during 2009.
Discontinued Operations
Income from discontinued operations primarily relates to our property located in Norfolk, Virginia. This is partially offset by continuing expenses related to the two Canadian properties, which we sold in July 2006.

The expenses for the two Canadian properties relate to legal fees associated with the dissolution of the entities, which sold the properties.
Net Income Available to Common Stockholders
Net income available to common stockholders decreased for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008. This decrease was primarily a result of increased interest expense from the increased number of properties which have long-term financing, partially offset by the increase in the size of our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above.
Liquidity and Capital Resources
Future Capital Needs
At June 30, 2009, we had approximately $2.9 million in cash and cash equivalents. We have access to our existing line of credit with an available borrowing capacity of $15.4 million, and have obtained mortgages on 55 of our properties. We had investments in 65 real properties for a net value, including intangible assets, of approximately $390.2 million and one mortgage loan receivable for $10.0 million.
As discussed in “Overview-Business Environment” above, continued weak economic conditions have adversely affected our ability to obtain additional mortgages, as well as our ability to borrow funds and issue equity securities, our principal sources of external financing. Until economic conditions stabilize, we intend to fund our existing contractual obligations with our cash flows from operations and borrowing against our existing line of credit. As economic conditions improve, we intend to fund our contractual obligations and acquire additional properties by issuing additional equity securities under our effective shelf registration statement. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities consisting of common or preferred stock, all of which was available as of June 30, 2009. In addition, as discussed in “Overview-Business Environment” above, as banks begin lending again we intend to seek to obtain mortgages on any additional acquired properties by collateralizing the mortgages with some or all of our real property, or by borrowing against our existing line of credit. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We do not have any balloon principal payments due under any of our long-term mortgages until 2010, and the $48.0 million mortgage that matures in 2010 has three annual extension options through 2013.
In addition, we need sufficient capital to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, and fund our current operating costs. We may require credits to our management fees, issued from our Adviser, in order to meet these obligations, although our Adviser is under no obligation to provide such credits, in whole or in part. We routinely review our liquidity requirements, and we believe that our current cash flows from operations, coupled with our current availability on our line of credit, are sufficient to continue operations and pay distributions to our stockholders, however, we are unable to determine the terms of future borrowings or equity issuances or whether we will be able to borrow funds or issue equity on terms favorable to us, or at all.
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2009 was approximately $8.1 million, compared to net cash provided by operating activities of approximately $8.5 million for the six months ended June 30, 2008. A majority of cash from operating activities is generated from the rental payments we receive from our tenants and the interest payments we receive from our borrower. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit, distributions to our stockholders, management fees to our Adviser, and other entity level expenses.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2009 was approximately $1.0 million, which primarily consisted of an increase in the amount of restricted cash, net payments to lenders for reserves and leasing commissions paid related to the extension of the lease for our property located in Eatontown, New Jersey, as compared to net cash used in investing activities during the six months ended June 30, 2008 of approximately $39.8 million, which primarily consisted of the purchase of four properties. We have not purchased any properties since August 2008 because of the lack of access to capital as discussed in “Overview-Business Environment” above, which resulted in the significant decrease in the cash used in investing activities from 2008 to 2009.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2009 was approximately $8.8 million, which primarily consisted of repayment of our short-term loan, repayments on our line of credit, principal repayments on mortgage notes payable and distributions paid to our stockholders. Net cash provided by financing activities for the six months ended June 30, 2008 was approximately $31.7 million, which primarily consisted of the proceeds from borrowings on our line of credit, partially offset by payments for deferred financing costs, principal repayments on mortgage notes payable, repayments on our line of credit and distributions paid to our stockholders.
Mortgage Notes Payable
As of June 30, 2009 we had 16 fixed-rate mortgage notes payable in the aggregate principal amount of approximately $254.0 million, collateralized by a total of 55 properties with terms ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2009 was approximately 6.0%.
Line of Credit
We have a $50.0 million senior revolving credit agreement, or Credit Agreement, with a syndicate of banks led by KeyBank National Association, or KeyBank, which matures on December 29, 2009. On June 30, 2009, we amended our Credit Agreement to reduce our commitment from $95.0 million to $50.0 million, in exchange for modifications to certain terms under the Credit Agreement. The definition of FFO was modified to exclude from the calculation of FFO acquisition related costs that are required to be expensed under SFAS No. 141(R). In addition, the aggregate amount we can issue under the Credit Agreement as letters of credit was reduced from $20.0 million to $10.5 million.
As long as we are in compliance with covenants under our line of credit, we have the option to extend the line of credit for an additional year, and we currently intend to exercise this option. We must notify KeyBank of our intention to exercise the renewal option 45 days prior to the maturity date and pay an extension fee of 0.20% of the total commitment outstanding at the date of notification. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our funds from operations, or FFO, less those acquisition related costs that are required to be expensed under SFAS 141(R). In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. The availability under the line of credit will also be reduced by letters of credit used in the ordinary course of business. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of June 30, 2009, there was $31.8 million outstanding under the line of credit at an interest rate of approximately 2.2%, and approximately $2.8 million outstanding under letters of credit at a weighted average interest rate of approximately 2.0%. At June 30, 2009, the remaining borrowing capacity available under the line of credit was approximately $15.4 million. We were in compliance with all covenants under the line of credit as of June 30, 2009.
Short-Term Loan
On December 21, 2007, we entered into a $20.0 million unsecured short-term loan with KeyBank, which matured on December 20, 2008. We exercised our option to extend the term for an additional six months, and on March 31, 2009, we repaid in full the unsecured short-term loan, using proceeds from borrowings under our line of credit. The interest rate charged on the loan was based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusted periodically.
Contractual Obligations
The following table reflects our significant contractual obligations as of June 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$285,750,925	$34,359,312	$53,562,845	$32,322,354	$165,506,414
Interest on Debt Obligations (2)	86,135,280	16,214,405	24,973,032	22,711,158	22,236,685
Capital Lease Obligations (3)	300,000	—	—	—	300,000
Operating Lease Obligations (4)	1,612,800	134,400	268,800	268,800	940,800

Total	$373,799,005	$50,708,117	$78,804,677	$55,302,312	$188,983,899

(1)	Debt obligations represent borrowings under our line of credit and mortgage notes payable that were outstanding as of June 30, 2009.

The line of credit matures in December 2009, and we expect to exercise our option to extend the term for an additional year.

The $48.0 million mortgage note issued in September 2008 matures in October 2010, and we expect to exercise our options to extend through October 2013.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit.

The balance and interest rate on our line of credit is variable, thus the amount of interest calculated for purposes of this table was based upon rates and balances as of June 30, 2009.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of June 30, 2009.
Funds from Operations
The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relative non-GAAP supplemental measure of operating performance of an equity REIT, in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.
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
The following table provides a reconciliation of our FFO for the three and six months ended June 30, 2009 and 2008, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share and basic and diluted net income per weighted average common share:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net income	$1,116,936	$1,219,445	$2,206,505	$2,636,148
Less: Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	(2,046,875)	(2,046,875)

Net income available to common stockholders	93,499	196,008	159,630	589,273

Add: Real estate depreciation and amortization, including discontinued operations	3,286,743	3,185,017	6,600,853	6,172,777

FFO available to common stockholders	$3,380,242	$3,381,025	$6,760,483	$6,762,050

Weighted average shares outstanding — basic & diluted	8,563,264	8,565,264	8,563,264	8,565,264

Basic & diluted net income per weighted average common share	$0.01	$0.02	$0.02	$0.07

Basic & diluted FFO per weighted average common share	$0.39	$0.39	$0.79	$0.79

Distributions declared per common share	$0.375	$0.375	$0.750	$0.750

Percentage of FFO paid per common share	95%	95%	95%	95%

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
To illustrate the potential impact of changes in interest rates on our net income for the three and six months ended June 30, 2009 and 2008, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the impact of a 1% increase and 1% decrease in the one month LIBOR for the three and six months ended June 30, 2009 and 2008.

	For the three months ended June 30,		For the six months ended June 30,
1% increase in the one month LIBOR	2009	2008	2009	2008

Rental & interest income	$5	$31,192	$5	$54,797
Interest expense	80,383	79,625	159,883	159,250

Net decrease	$(80,378)	$(48,433)	$(159,878)	$(104,453)

Net income available to common stockholders (as reported)	$93,499	$196,008	$159,630	$589,273
Net decrease as percentage of
Net income available to common stockholders (as reported)	-86.0%	-24.7%	-100.2%	-17.7%

1% decrease in the one month LIBOR

Rental & interest income	$—	$(24,924)	$0	$(51,160)
Interest expense	$(80,383)	$(79,625)	$(159,883)	$(159,250)

Net increase	$80,383	$54,701	$159,883	$108,090

Net income available to common stockholders	$93,499	$196,008	$159,630	$589,273
Net increase as percentage of
Net income available to common stockholders	86.0%	27.9%	100.2%	18.3%
As of June 30, 2009, the fair value of our fixed rate debt outstanding was approximately $237.4 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at June 30, 2009, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by approximately $10.3 million and $11.0 million, respectively.
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
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2009, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The 2009 Annual Meeting of Stockholders was held on May 7, 2009. The stockholders voted and approved the following matters:
•	The election of three directors to hold office until the 2012 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
David A.R. Dullum	7,635,093	105,559
Maurice W. Coulon	7,672,195	68,457
Terry Brubaker	7,682,319	58,333
The following directors will continue to hold office until the 2010 Annual Meeting of Stockholders:
David Gladstone
Paul W. Adelgren
John H. Outland
The following directors will continue to hold office until the 2011 Annual Meeting of Stockholders:
Michela A. English
Anthony W. Parker
Gerard Mead
George Stelljes III

•	To ratify the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2009.

	Shares Voted	Authority
Shares Voted For	Against	Withheld
7,681,942	22,142	36,566
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit	Description of Document
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed September 11, 2003.

3.1.1	Articles of Amendment to Articles of Amended and Restated Articles of Incorporation.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.2.1	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 10, 2007.

4.1	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.3	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.4	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed October 19, 2006.

10.1	Second Amendment to Credit Agreement by and among Gladstone Commercial Limited Partnership and KeyBank National Association, dated as of June 30, 2009, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-50363), filed July 1, 2009.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: July 30, 2009	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer