Form 10-Q
period 2009-09-30
GLADSTONE COMMERCIAL CORP
filed 2009-11-04
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐.
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑ .
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of October 30, 2009 was 8,563,264.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2009

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Real estate, at cost	$389,699,961	$390,562,138
Less: accumulated depreciation	31,754,201	24,757,576

Total real estate, net	357,945,760	365,804,562
Lease intangibles, net	28,962,361	31,533,843
Mortgage note receivable	10,000,000	10,000,000
Cash and cash equivalents	2,787,398	4,503,578
Restricted cash	3,049,099	2,677,561
Funds held in escrow	2,697,354	2,150,919
Deferred rent receivable	8,574,415	7,228,811
Deferred financing costs, net	3,344,509	4,383,446
Due from adviser (Refer to Note 2)	—	108,898
Prepaid expenses and other assets	920,787	707,167

TOTAL ASSETS	$418,281,683	$429,098,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$253,372,911	$255,111,173
Short-term loan and borrowings under line of credit	31,800,000	31,500,000
Deferred rent liability	2,558,299	3,147,472
Asset retirement obligation liability	2,268,997	2,190,192
Accounts payable and accrued expenses	1,417,884	2,673,787
Due to adviser (Refer to Note 2)	1,271,766	—
Obligation under capital lease	244,609	235,378
Rent received in advance, security deposits and funds held in escrow	4,026,157	3,745,523

Total Liabilities	296,960,623	298,603,525

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding	2,150	2,150
Common stock, $0.001 par value, 47,700,000 shares authorized and 8,563,264 shares issued and outstanding	8,563	8,563
Additional paid in capital	170,622,581	170,622,581
Notes receivable — employees	(2,551,601)	(2,595,886)
Distributions in excess of accumulated earnings	(46,760,633)	(37,542,148)

Total Stockholders’ Equity	121,321,060	130,495,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$418,281,683	$429,098,785

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Operating revenues
Rental income	$10,383,002	$10,131,678	$31,150,423	$29,191,410
Interest income from mortgage note receivable	191,667	216,446	568,750	673,548
Tenant recovery revenue	82,425	83,144	247,593	253,495

Total operating revenues	10,657,094	10,431,268	31,966,766	30,118,453

Operating expenses
Depreciation and amortization	3,284,723	3,256,602	9,875,156	9,416,786
Property operating expenses	219,537	222,647	687,129	665,103
Due diligence expense	—	2,158	16,433	4,282
Base management fee (Refer to Note 2)	342,743	404,108	1,073,041	1,255,833
Incentive fee (Refer to Note 2)	835,003	793,787	2,433,945	2,300,286
Administration fee (Refer to Note 2)	293,075	238,241	774,636	724,978
Professional fees	105,368	117,857	466,529	362,584
Insurance	50,757	43,354	147,561	126,947
Directors fees	49,459	54,702	149,547	161,202
Stockholder related expenses	32,914	42,232	204,806	271,430
Asset retirement obligation expense	36,060	34,711	106,441	97,077
General and administrative	19,643	10,079	45,647	40,582

Total operating expenses before credit from Adviser	5,269,282	5,220,478	15,980,871	15,427,090

Credit to incentive fee	(200,264)	(205,876)	(564,968)	(941,928)

Total operating expenses	5,069,018	5,014,602	15,415,903	14,485,162

Other income (expense)
Interest income from temporary investments	524	4,559	17,989	20,796
Interest income — employee loans	48,130	49,624	145,878	152,620
Other income	—	7,500	11,320	56,493
Interest expense	(4,521,848)	(4,354,381)	(13,443,405)	(12,106,885)

Total other expense	(4,473,194)	(4,292,698)	(13,268,218)	(11,876,976)

Income from continuing operations	1,114,882	1,123,968	3,282,645	3,756,315

Discontinued operations
Income from discontinued operations	4,070	17,591	42,823	21,392
Gain on sale of real estate	160,038	—	160,038	—

Total discontinued operations	164,108	17,591	202,861	21,392

Net income	1,278,990	1,141,559	3,485,506	3,777,707

Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	(3,070,312)	(3,070,312)

Net income available to common stockholders	$255,553	$118,122	$415,194	$707,395

Earnings per weighted average common share — basic & diluted
Income from continuing operations (net of distributions attributable to preferred stock)	$0.01	$0.01	$0.03	$0.08
Discontinued operations	0.02	0.00	0.02	0.00

Net income available to common stockholders	$0.03	$0.01	$0.05	$0.08

Weighted average shares outstanding- basic & diluted	8,563,264	8,565,264	8,563,264	8,565,264

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,485,506	$3,777,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	9,885,571	9,435,690
Amortization of deferred financing costs	1,144,991	806,075
Amortization of deferred rent asset and liability	(399,052)	(399,049)
Accretion of obligation under capital lease	9,232	7,234
Asset retirement obligation expense, including discontinued operations	106,902	98,394
Gain on sale of real estate	(160,038)	—
Increase in prepaid expenses and other assets	(413,620)	(110,382)
Increase in deferred rent receivable	(1,564,298)	(1,763,153)
Increase in accounts payable, accrued expenses, and amount due adviser	124,761	182,694
(Decrease) increase in rent received in advance	(90,904)	171,191

Net cash provided by operating activities	12,129,051	12,206,401

Cash flows from investing activities:
Real estate investments	(85,534)	(48,935,032)
Leasing commissions paid	(298,270)	—
Proceeds from sale of real estate	1,089,031	—
Receipts from lenders for reserves held in escrow	853,264	630,033
Payments to lenders for reserves held in escrow	(1,399,699)	(1,216,896)
Increase in restricted cash	(371,538)	(723,464)
Deposits on future acquisitions	—	(1,650,000)
Deposits refunded or applied against real estate investments	200,000	1,750,000

Net cash used in investing activities	(12,746)	(50,145,359)

Cash flows from financing activities:
Borrowings under mortgage notes payable	—	48,015,000
Principal repayments on mortgage notes payable	(1,738,262)	(1,171,849)
Principal repayments on employee notes receivable	44,285	140,077
Borrowings from line of credit	49,700,000	62,600,000
Repayments on line of credit	(29,400,000)	(56,800,000)
Repayment of short-term loan	(20,000,000)	—
Receipts from tenants for reserves	2,541,657	1,746,804
Payments to tenants from reserves	(2,197,535)	(1,555,146)
Increase in security deposits	27,415	531,806
Payments for deferred financing costs	(106,054)	(1,153,228)
Distributions paid for common and preferred	(12,703,991)	(12,706,239)

Net cash (used in) provided by financing activities	(13,832,485)	39,647,225

Net (decrease) increase in cash and cash equivalents	(1,716,180)	1,708,267

Cash and cash equivalents, beginning of period	4,503,578	1,356,408

Cash and cash equivalents, end of period	$2,787,398	$3,064,675

NON-CASH INVESTING ACTIVITIES
Increase in asset retirement obligation	$—	$245,195

Fixed rate debt assumed in connection with acquisitions	$—	$6,461,603

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Subsidiaries
The Company conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As the Company currently owns all of the general and limited partnership interests of the Operating Partnership through GCLP Business Trust I and II as disclosed below, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.
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
Gladstone Commercial Lending, LLC, a Delaware limited liability company (“Gladstone Commercial Lending”) and a subsidiary of the Company, was created to conduct all operations related to real estate mortgage loans of the Company. As the Operating Partnership currently owns all of the membership interests of Gladstone Commercial Lending, the financial position and results of operations of Gladstone Commercial Lending are consolidated with those of the Company.
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
The Company accounts for its acquisitions of real estate in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires the purchase price of real estate to be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs, the value of tenant relationships and the value of capital lease obligations, based in each case on their fair values.
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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was approximately $2.4 million and $7.1 million for the three and nine months ended September 30, 2009, respectively, and approximately $2.3 million and $6.7 million for the three and nine months ended September 30, 2008, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was approximately $63,000 and $190,000 for both the three and nine months ended September 30, 2009 and 2008, respectively. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was approximately $196,000 and $589,000 for both the three and nine months ended September 30, 2009 and 2008, respectively.
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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets, including discontinued operations, was approximately $0.9 million and $2.8 million for both the three and nine months ended September 30, 2009 and 2008, respectively.
Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires that the Company periodically review the carrying value of each property to determine if circumstances indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on real estate assets in the Company’s history.
In light of current economic conditions, the Company performed an impairment analysis of its entire portfolio at September 30, 2009. In performing the analysis, the Company considered such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether the carrying value of the real estate has decreased. The Company concluded that none of its properties were impaired, and will continue to monitor its portfolio for any indicators that may change this conclusion.
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

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. All of the Company’s cash and cash equivalents at September 30, 2009 were held in the custody of one financial institution, and the Company’s balance at times may exceed federally insurable limits.
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
Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method over the term of the financing secured. The Company made payments of approximately $2,000 and $106,000 for deferred financing costs during the three and nine months ended September 30, 2009, respectively, and $1,097,000 and $1,153,000 for the three and nine months ended September 30, 2008, respectively. Total amortization expense related to deferred financing costs was approximately $421,000 and $1,145,000 for the three and nine months ended September 30, 2009, respectively, and $300,000 and $806,000 for the three and nine months ended September 30, 2008, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of accounts receivable, interest receivable, prepaid assets and deposits on real estate.
Obligation Under Capital Lease
In conjunction with the Company’s acquisition of a building in Fridley, Minnesota in February 2008, the Company acquired a ground lease on the parking lot of the building, which had a purchase obligation to acquire the land under the ground lease at the end of the term in April 2014 for $300,000. In accordance with ASC 840-10-25, “Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding present value of the obligation under the capital lease. The Company recorded total interest expense related to the accretion of the capital lease obligation of approximately $3,100 and $9,200 for the three and nine months ended September 30, 2009, respectively, and approximately $3,100 and $7,200 for the three and nine months ended September 30, 2008, respectively.

Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of the Company’s leases contain rental increases at specified intervals. The Company recognizes such revenues on a straight-line basis by averaging the non-cancelable rental revenues over the lease terms. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of September 30, 2009.
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
Commercial Advisers is a wholly-owned TRS that is subject to federal and state income taxes. Though Commercial Advisers has had no activity to date, the Company would account for any future income taxes in accordance with the provisions of ASC 740, “Income Taxes.” Under ASC 740-10-25, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Segment Information
ASC 280, “Segment Reporting,” provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in determining how to allocate resources and in assessing performance. Company management is the chief decision making group. As discussed in Note 9, the Company’s operations are derived from two operating segments, one segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users, and the other segment originates mortgage loans and collects principal and interest payments.

Asset Retirement Obligations
ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The Company accrued a liability during the nine months ended September 30, 2008 of $245,195 related to properties acquired during the period, which reflected the present value of the future obligation. There was no liability accrued during the nine months ended September 30, 2009. The Company also recorded expense, including discontinued operations, of approximately $36,000 and $107,000 during the three and nine months ended September 30, 2009, respectively, and approximately $35,000 and $98,000 for the three and nine months ended September 30, 2008, respectively related to the cumulative accretion of the obligation.
Real Estate Held for Sale and Discontinued Operations
ASC 360-10, “Property, Plant, and Equipment,” requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in both current and prior periods presented. Income items related to held for sale properties are listed separately on the Company’s consolidated income statement. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value, less the cost to sell, and are listed separately on the Company’s consolidated balance sheet. Once properties are listed as held for sale, no further depreciation is recorded.
Recently Issued Accounting Pronouncements
On July 1, 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles also known as ASC 105, “Generally Accepted Accounting Principles.” ASC 105 establishes the FASB Accounting Standards Codification and identifies it as the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP was not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this pronouncement during the quarter ended September 30, 2009, and the adoption had no material impact on the Company’s results of operations.
ASC 805, “Business Combinations,” requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. ASC 805-10-25-23 requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting. ASC 805 is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company adopted this pronouncement effective for the fiscal year beginning January 1, 2009, and the adoption could have a significant impact on its results of operations because of the requirement to expense costs associated with acquisitions rather than capitalize the costs as has been done in the past. There was no significant impact from the adoption of this pronouncement during the nine months ended September 30, 2009, because there was limited activity during the period related to potential acquisitions.
ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption had no impact on the Company’s results of operations.
ASC 820-10-35-15A, “Fair Value Measurements and Disclosures,” further clarifies the application of the standard in a market that is not active. More specifically, ASC 820-10-35-51E states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. ASC 820-10-35-55A provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, ASC 820-10-35-55B provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying the guidance are accounted for as a change in accounting estimate. The Company adopted these pronouncements during the quarter ended December 31, 2008, and the adoption had no material impact on the Company’s results of operations.
ASC 820-10-35-51A, “Fair Value Measurements and Disclosures,” provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. ASC 820-10-35-51E provides guidance on identifying circumstances that indicate when a transaction is not orderly. ASC 820-10-35-51D emphasizes that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this pronouncement during the quarter ended March 31, 2009, and the adoption had no material impact on the Company’s results of operations.
ASC 825-10-50, “Financial Instruments,” requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, whether recognized or not recognized in the statement of financial position. The guidance in ASC 825-10-50 is effective for interim periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this pronouncement during the quarter ended March 31, 2009, and the adoption had no material impact on the Company’s results of operations.
ASC 855-10-50, “Subsequent Events,” requires disclosure of the date through which an entity has evaluated subsequent events and defines the types of subsequent events that should be recognized or nonrecognized. ASC 855-10-50 is effective for interim or annual periods ending after June 15, 2009. The Company adopted this pronouncement during the quarter ended June 30, 2009, and the adoption had no material impact on the reporting of its subsequent events.
ASC 860, “Transfers and Servicing,” removes the concept of a qualifying special-purpose entity (“QSPE”) and removes the exception from applying to variable interest entities that are QSPEs. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009, and is effective for the Company’s fiscal year beginning January 1, 2010. The Company does not expect there to be an impact from adopting this standard on the Company’s results of operations.

ASC 810-10-25-38, “Consolidation,” amends the consolidation guidance for variable-interest entities (“VIE”) and requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a VIE based on whether the entity has the power to direct matters that most significantly impact the activities of the VIE, and had the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810 is effective for the Company’s fiscal year beginning January 1, 2010. The Company does not expect there to be an impact from adopting this standard on the Company’s results of operations.
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
2. Related Party Transactions
The Company is externally managed pursuant to contractual arrangements with its Adviser and a wholly-owned subsidiary of the Adviser, Gladstone Administration, LLC (the “Administrator”), under which its Adviser and Administrator employ all of the Company’s personnel and pays their payroll, benefits, and general expenses directly. The Company has an advisory agreement with its Adviser (the “Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with its Administrator. The management services and fees under the Advisory and Administration Agreements are described below.
Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations (“FFO”). For the three and nine months ended September 30, 2009, the Company recorded a base management fee of approximately $343,000 and $1,073,000, respectively, and for the three and nine months ended September 30, 2008, the Company recorded a base management fee of approximately $404,000 and $1,256,000, respectively. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser also receives an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%.
For the three and nine months ended September 30, 2009, the Company recorded an incentive fee of approximately $835,000 and $2,434,000, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $200,000 and $565,000, respectively, for a net incentive fee for the three and nine months ended September 30, 2009 of approximately $635,000 and $1,869,000, respectively. For the three and nine months ended September 30, 2008, the Company recorded an incentive fee of approximately $794,000 and $2,300,000, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $206,000 and $942,000, respectively, for a net incentive fee for the three and nine months ended September 30, 2008 of approximately $588,000 and $1,358,000, respectively. The board of directors of the Company accepted the Adviser’s offer to waive on a quarterly basis a portion of the incentive fee for both the three and nine months ended September 30, 2009 and 2008in order to support the current level of distributions to the Company’s stockholders. These waivers were applied through September 30, 2009 and any waived fees may not be recouped by the Adviser in the future.
Administration Agreement
Under the Administration Agreement, the Company pays separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, treasurer and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three and nine months ended September 30, 2009, the Company recorded an administration fee of approximately $293,000 and $775,000, respectively, and for the three and nine months ended September 30, 2008, the Company recorded an administration fee of approximately $238,000 and $725,000, respectively.
3. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income available to common stockholders	$255,553	$118,122	$415,194	$707,395
Denominator for basic & diluted weighted average shares	8,563,264	8,565,264	8,563,264	8,565,264

Basic & diluted earnings per common share	$0.03	$0.01	$0.05	$0.08

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
Real estate:
Land	$55,035,962	(1)	$55,226,042	(1)
Building	324,843,293		325,515,390
Tenant improvements	9,820,706		9,820,706
Accumulated depreciation	(31,754,201)		(24,757,576)

Real estate, net	$357,945,760		$365,804,562

(1)	Includes land held under a capital lease carried at approximately $1.1 million.
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
Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses and future operating lease payments for discontinued operations, in effect at September 30, 2009, were as follows:

Tenant
Year	Lease Payments
Three months ending December 31, 2009	$9,831,618
2010	38,819,446
2011	38,525,805
2012	38,614,845
2013	33,261,384
2014	29,025,909
Thereafter	$160,507,642
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at September 30, 2009 was approximately $6.0 million, and the total annual ground lease payments on the Tulsa, Oklahoma property was approximately $153,000.
Intangible Assets
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	September 30, 2009		December 31, 2008
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$15,935,445	$(6,323,990)	$15,981,245	$(5,079,343)
Leasing costs	9,909,528	(3,618,782)	9,662,731	(2,987,360)
Customer relationships	17,136,501	(4,076,341)	17,136,501	(3,179,931)

	$42,981,474	$(14,019,113)	$42,780,477	$(11,246,634)

The estimated aggregate amortization expense for the remainder of the current and each of the five succeeding fiscal years is as follows:

Estimated
Year	Amortization Expense
Three months ending December 31, 2009	$1,363,565
2010	5,339,721
2011	4,875,279
2012	4,229,792
2013	2,292,544
2014	2,036,328
Thereafter	$8,825,133
5. Real Estate Held for Sale and Discontinued Operations
As of June 30, 2009, the Company classified its property located in Norfolk, Virginia as held for sale under the provisions of ASC 360-10, which requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in both current and prior periods presented. The Company received an unsolicited offer from a buyer for this property. On July 17, 2009, the Company sold this property located in Norfolk, Virginia for $1.15 million, for a gain on the sale of approximately $160,000.
In addition, on July 21, 2006, the Company sold its two Canadian properties and the Company continues to incur legal fees related to the dissolution of the remaining Canadian entities. The table below summarizes the components of income from discontinued operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Operating revenue	$4,452	$25,875	$56,202	$77,626
Operating expense	(382)	(8,284)	(13,379)	(56,234)

Income from discontinued operations	$4,070	$17,591	$42,823	$21,392

6. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million, collateralized by an office building in McLean, Virginia, where the Company’s Adviser and Administrator are subtenants in the building. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month London Interbank Offered Rate (“LIBOR”) rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term. At September 30, 2009, the interest rate was 7.5%.
The fair market value of the mortgage note receivable as of September 30, 2009 was approximately $9.5 million, as compared to the carrying value stated above of approximately $10.0 million. The fair market value is calculated based on a discounted cash flow analysis, using an interest rate based on management’s estimate of the interest rate on a mortgage note receivable with comparable terms.
On July 20, 2009, the borrower on the Company’s mortgage loan signed a purchase agreement with a third party to sell the building. Currently, the sale is expected to close during the fourth quarter of 2009. The Company signed a letter with its borrower agreeing that if the sale is completed, the Company will accept full repayment of the mortgage loan at the time of sale along with any prepayment penalties associated with the early exit, which management estimates to be approximately $3.0 million.
7. Mortgage Notes Payable, Line of Credit and Short-Term Loan
The Company’s mortgage notes payable, line of credit and short-term loan as of September 30, 2009 and December 31, 2008 are summarized below:

				Principal Balance Outstanding
	Date of
	Issuance/	Principal	Stated Interest Rate at
	Assumption	Maturity Date	September 30, 2009(1)	September 30, 2009	December 31, 2008
Fixed-Rate Mortgage Notes Payable:
	03/16/05	04/01/30	6.33%	$2,901,378	$2,948,753
	08/25/05	09/01/15	5.33%	21,172,666	21,399,644
	09/12/05	09/01/15	5.21%	12,433,691	12,560,673
	12/21/05	12/08/15	5.71%	19,056,322	19,241,117
	02/21/06	12/01/13	5.91%	9,228,511	9,344,908
	02/21/06	06/30/14	5.20%	19,207,834	19,472,740
	03/29/06	04/01/16	5.92%	17,000,000	17,000,000
	04/27/06	05/05/16	6.58%	14,080,170	14,281,616
	11/22/06	12/01/16	5.76%	14,181,437	14,309,000
	12/22/06	01/01/17	5.79%	21,672,370	21,846,000
	02/08/07	03/01/17	6.00%	13,775,000	13,775,000
	06/05/07	06/08/17	6.11%	14,240,000	14,240,000
	09/06/07	12/11/15	5.81%	4,377,989	4,426,393
	10/15/07	11/08/17	6.63%	15,701,935	15,828,612
	08/29/08	06/01/16	6.80%	6,328,608	6,421,717
	09/15/08	10/01/10(2)	6.85%	48,015,000	48,015,000

Total Fixed-Rate Mortgage Notes Payable:				253,372,911	255,111,173

Variable-Rate Line of Credit:	12/29/06	12/29/09(3)	LIBOR + 1.9%	31,800,000	11,500,000

Variable-Rate Short-Term Loan:	12/21/07	06/20/09(4)	LIBOR + 2.75%	—	20,000,000

Total Mortgage Notes Payable, Line of Credit and Short-Term Loan				$285,172,911	$286,611,173

(1)	The weighted average interest rate on all debt outstanding at September 30, 2009 was approximately 5.61%.

(2)	This note has three annual extension options, which extends the term of the note until October 1, 2013.

(3)	The line of credit may be extended for a one-year period at the Company’s option, subject to certain conditions.

(4)	The short-term loan was repaid in full on March 31, 2009.
Mortgage Notes Payable
As of September 30, 2009, the Company had 16 fixed-rate mortgage notes payable, collateralized by a total of 55 properties. The obligors under each of these notes are wholly-owned separate borrowing entities, which own the real estate collateral. The Company is not a co-borrower but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property, resulting from a borrower’s gross negligence or willful misconduct. The Company also indemnifies lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of September 30, 2009 was approximately 6.0%
The fair market value of all fixed-rate mortgage notes payable outstanding as of September 30, 2009 was approximately $240.0 million, as compared to the carrying value stated above of approximately $253.4 million. The fair market value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of interest rates on long-term debt with comparable terms.
Scheduled principal payments of mortgage notes payable are as follows:

	Scheduled principal
Year	payments
Three months ending December 31, 2009	$715,713
2010	50,533,486	(1)
2011	2,799,601
2012	3,087,824
2013	11,828,375
2014	20,367,143
Thereafter	164,040,769

	$253,372,911

(1)	The $48.0 million mortgage note issued in September 2008 matures in October 2010, and we expect to exercise our options to extend through October 2013.
Line of Credit
The Company has a $50.0 million senior revolving credit agreement (the “Credit Agreement”) with a syndicate of banks led by KeyBank National Association (“KeyBank”), which matures on December 29, 2009. On June 30, 2009, the Company amended its Credit Agreement to reduce its commitment from $95.0 million to $50.0 million, in exchange for modifications to certain terms under the Credit Agreement. The definition of FFO was modified to exclude from the calculation of FFO acquisition related costs that are required to be expensed under ASC 805. In addition, the aggregate amount the Company can issue under the Credit Agreement as letters of credit was reduced from $20.0 million to $10.5 million.
As long as the Company is in compliance with its covenants under the line of credit, the Company has the option to extend the line of credit for an additional year. The Company must notify KeyBank of its intention to exercise the renewal option 45 days prior to the maturity date and pay an extension fee of 0.20% of the total commitment outstanding at the date of notification. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its FFO less those acquisition related costs that are required to be expensed under ASC 805. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. KeyBank has requested that the Company obtain updated appraisals for the properties pledged to the line of credit as borrowing base collateral in connection with the upcoming extension of the line of credit. If the aggregate value of the updated appraisals obtained is lower than the current aggregate value of appraisals, it would lower the amount of the Company’s borrowing base and reduce the amount the Company could borrow under its line of credit with that borrowing base. The Company is currently obtaining updated appraisals on its pledged properties, and does not believe that any change in the value of the properties will be significant enough to trigger a scenario whereby the Company would have to repay amounts currently outstanding under its line of credit; however, the receipt of updated appraisals may serve to reduce the current and future borrowing availability under the line of credit. In addition, under the Credit Agreement those properties that are pledged as collateral to the banks are pledged through a perfected first priority lien in the equity interest of the special purpose entity (“SPE”) that owns the property. In addition the Operating Partnership, which is the entity that owns the SPEs, is precluded from transferring the SPEs or unconsolidated affiliates to the Company.
If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge these new properties to obtain additional advances under this agreement. The availability under the line of credit may also be reduced by letters of credit used in the ordinary course of business. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of September 30, 2009, there was $31.8 million outstanding under the line of credit at an interest rate of approximately 2.2%, and approximately $3.6 million outstanding pursuant to letters of credit at a weighted average interest rate of approximately 2.0%. At September 30, 2009, the remaining borrowing capacity available under the line of credit was approximately $14.6 million. The Company was in compliance with all covenants under the line of credit as of September 30, 2009. The amount outstanding on the line of credit as of September 30, 2009 approximates fair market value, because the debt is short-term and variable rate.
Short-Term Loan
On December 21, 2007, the Company entered into a $20.0 million unsecured short-term loan with KeyBank, which matured on December 21, 2008. The Company exercised its option to extend the term for an additional six months and, on March 31, 2009, the Company repaid in full the unsecured short-term loan, using proceeds from borrowings under its line of credit. The interest rate charged on the loan was based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusted periodically.
8. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the nine months ended September 30, 2009:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Preferred	Common	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2008	$2,150	$8,563	$170,622,581	$(2,595,886)	$(37,542,148)	$130,495,260

Repayment of principal on notes receivable - employees	—	—	—	44,285	—	44,285
Distributions declared to common and preferred stockholders	—	—	—	—	(12,703,991)	(12,703,991)
Net income	—	—	—	—	3,485,506	3,485,506

Balance at September 30, 2009	$2,150	$8,563	$170,622,581	$(2,551,601)	$(46,760,633)	$121,321,060

Distributions paid per common share for both the three and nine months ended September 30, 2009 and 2008 were $0.375 and $1.125 per share, respectively. Distributions paid per share of Series A Preferred Stock for both the three and nine months ended September 30, 2009 and 2008 were approximately $0.48 and $1.45 per share, respectively. Distributions paid per share of Series B Preferred Stock for both the three and nine months ended September 30, 2009 and 2008 were approximately $0.47 and $1.41 per share, respectively.
The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

			Amount of	Outstanding Balance
	Number of Options	Strike Price of	Promissory Note	of Employee Loans	Maturity Date of	Interest Rate on
Date Issued	Exercised	Options Exercised	Issued to Employees	at 9/30/09	Note	Note
Sep 2004	25,000	$15.00	$375,000	$360,007	Sep 2013	5.00%
Apr 2006	12,422	16.10	199,994	199,994	Apr 2015	7.77%
May 2006	50,000	16.85	842,500	842,500	May 2016	7.87%
May 2006	15,000	16.10	241,500	241,500	May 2016	7.87%
May 2006	2,000	16.10	32,200	32,200	May 2016	7.87%
May 2006	2,000	16.10	32,200	32,200	May 2016	7.87%
May 2006	2,000	15.00	30,000	30,000	May 2016	7.87%
Oct 2006	12,000	16.10	193,200	193,200	Oct 2015	8.17%
Nov 2006	25,000	15.00	375,000	375,000	Nov 2015	8.15%
Dec 2006	25,000	15.00	375,000	245,000	Feb 2010	8.12%

	170,422		$2,696,594	$2,551,601

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as loans to employees and are included in the equity section of the accompanying consolidated balance sheets.
9. Segment Information
As of September 30, 2009, the Company’s operations were derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The amounts included under the “other” column in the tables below include other income, which consists of interest income from temporary investments and employee loans and any other miscellaneous income earned, and operating and other expenses that were not specifically derived from either operating segment.
The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three and nine months ended September 30, 2009 and 2008:

	As of and for the three months ended September 30, 2009					As of and for the nine months ended September 30, 2009
	Real Estate	Real Estate				Real Estate	Real Estate
	Leasing	Lending	Other		Total	Leasing	Lending	Other		Total
Operating revenues	$10,465,427	$191,667	$—		$10,657,094	$31,398,016	$568,750	$—		$31,966,766
Operating expenses	(3,540,320)	—	(1,528,698	)(1)	(5,069,018)	(10,685,159)	—	(4,730,744	)(1)	(15,415,903)
Other expense	(4,146,341)	—	(326,853	)(2)	(4,473,194)	(12,343,000)	—	(925,218	)(2)	(13,268,218)
Discontinued operations	164,108	—	—		164,108	202,861	—	—		202,861

Net income	$2,942,874	$191,667	$(1,855,551)		$1,278,990	$8,572,718	$568,750	$(5,655,962)		$3,485,506

Total Assets	$398,456,908	$10,062,500	$9,762,275		$418,281,683	$398,456,908	$10,062,500	$9,762,275		$418,281,683

	As of and for the three months ended September 30, 2008					As of and for the nine months ended September 30, 2008
	Real Estate	Real Estate				Real Estate	Real Estate
	Leasing	Lending	Other		Total	Leasing	Lending	Other		Total
Operating revenues	$10,214,822	$216,446	$—		$10,431,268	$29,444,905	$673,548	$—		$30,118,453
Operating expenses	(3,516,118)	—	(1,498,484	)(1)	(5,014,602)	(10,183,248)	—	(4,301,914	)(1)	(14,485,162)
Other expense	(3,426,160)	—	(866,538	)(2)	(4,292,698)	(9,593,917)	—	(2,283,059	)(2)	(11,876,976)
Discontinued operations	17,591	—	—		17,591	21,392	—	—		21,392

Net income	$3,290,135	$216,446	$(2,365,022)		$1,141,559	$9,689,132	$673,548	$(6,584,973)		$3,777,707

Total Assets	$409,461,178	$10,070,714	$10,751,163		$430,283,055	$409,461,178	$10,070,714	$10,751,163		$430,283,055

(1)	Operating expenses includes base management fees, incentive fees, adminstration fees, professional fees, insurance expense, directors fees, stockholder related expenses and general and administrative expenses that are not practicable to allocate to either operating segment, thus it is included in the “other” column.

(2)	Other expense includes interest expense on the Company’s line of credit and short-term loan of $375,507 and $1,100,405 for the three months ended September 30, 2009 and 2008, respectively, and $1,100,405 and $2,512,968 for the nine months ended September 30, 2009 and 2008, respectively. It is not practicable to allocate the interest from the line of credit or short-term loan to either operating segment, thus it is included in the “other” column.
10. Subsequent Events
The Company evaluated all events that have occurred subsequent to September 30, 2009 through November 4, 2009, the date of the filing of this Form 10-Q.
On October 6, 2009, the Company’s Board of Directors declared a cash distribution of $0.125 per common share, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of October, November and December of 2009. Monthly distributions will be payable on October 30, 2009, November 30, 2009 and December 31, 2009, to those stockholders of record as of the close of business on October 22, 2009, November 19, 2009 and December 22, 2009, respectively.
On November 4, 2009, the Company entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies & Company, Inc. (“Jefferies”) under which the Company may, from time to time, offer and sell shares of its common stock with an aggregate sales price of up to $25.0 million through Jefferies, or to Jefferies for resale, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). Sales of its common stock through Jefferies, if any, will be executed by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices, in privately negotiated transactions, crosses or block transactions or such other transactions as may be agreed between the Company and Jefferies, including a combination of any of these transactions. The Company will pay Jefferies a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Jefferies as agent, or to Jefferies as principal, under the Open Market Sale Agreement.

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
OVERVIEW
General
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At September 30, 2009, we owned 64 properties totaling approximately 6.3 million square feet, and had one mortgage loan outstanding. The total gross investment in these acquisitions, including the $10.0 million mortgage loan investment, was approximately $442.7 million at September 30, 2009.
Business Environment
The United States remains in a recession, and, as a result, conditions within the global credit markets and the U.S. real estate credit markets in particular continue to experience dislocation and stress. While we are beginning to see signs of economic improvementand stabilization in the equity markets, the debt markets are still difficult at best, and we do not know if adverse conditions will again intensify or the full extent to which the disruptions will affect us. In addition, conditions continue to make it difficult to price and finance new investment opportunities on attractive terms. We believe it will be some time before the United States has recovered from the recession, and as a result the continued weak economic conditions could still adversely impact the financial condition of one or more of our tenants and therefore, could make a tenant bankruptcy and payment default on the related lease or loan more likely. Currently, all of our properties are fully leased and all of our tenants and our borrower are current and paying in accordance with their leases and loan, respectively. In addition, no balloon payments are due under our mortgage notes payable until 2010, and the only mortgage note that matures in 2010 has three annual extension options through 2013.
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
On November 4, 2009, we entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies & Company, Inc. (“Jefferies”) under which we may, from time to time, offer and sell shares of our common stock with an aggregate sales price of up to $25.0 million through Jefferies, or to Jefferies, for resale. To date, we have not sold any common stock under the Open Market Sale Agreemennt.If we are able to raise equity capital in the near term, in addition to continuing to invest in industrial and commercial real property, we will also seek to expand our investments to other categories such as retail and medical properties. In addition, we also intend to expand our mortgage lending activity to include purchasing mortgage loans from banks and CMBS pools.
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
Recent Events
Financing Activities:
During the nine months ended September 30, 2009, we had net borrowings under our line of credit of approximately $20.3 million, with $31.8 million outstanding at September 30, 2009. The proceeds from borrowings under the line of credit were used to pay off the $20.0 million unsecured short-term loan with KeyBank and fund other capital improvements at our properties.
On November 4, 2009, we entered into the Open Market Sale Agreement with Jefferies under which we may, from time to time, offer and sell shares of our common stock with an aggregate sales price of up to $25.0 million through Jefferies, or to Jefferies, for resale.
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
Industry Classifications
Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic region. Our largest tenant at September 30, 2009 comprised approximately 7.3% of our total rental income, and our largest concentration of properties was located in Ohio, which accounted for approximately 17.7% of our total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the nine months ended September 30, 2009 and 2008, respectively:

	September 30, 2009		September 30, 2008
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Automobile	$874,990	2.8%	$874,990	3.0%
Beverage, Food & Tobacco	1,641,563	5.3%	1,534,622	5.3%
Buildings and Real Estate	1,519,251	4.9%	1,507,099	5.2%
Chemicals, Plastics & Rubber	2,395,845	7.7%	1,655,620	5.7%
Containers, Packaging & Glass	1,747,626	5.6%	1,706,406	5.8%
Diversified/Conglomerate Manufacturing	2,748,515	8.8%	2,249,576	7.7%
Diversified/Conglomerate Services	231,079	0.7%	231,079	0.8%
Electronics	4,624,341	14.8%	4,624,341	15.8%
Healthcare, Education & Childcare	4,609,061	14.8%	4,182,663	14.3%
Home & Office Furnishings	397,307	1.3%	397,307	1.4%
Insurance	542,150	1.7%	542,150	1.9%
Machinery	1,791,453	5.8%	1,644,601	5.6%
Oil & Gas	855,391	2.7%	864,332	3.0%
Personal & Non-Durable Consumer Products	1,016,041	3.3%	1,016,380	3.5%
Personal, Food & Miscellaneous Services	431,255	1.4%	431,255	1.5%
Printing & Publishing	1,639,363	5.3%	1,644,212	5.6%
Telecommunications	4,085,192	13.1%	4,084,777	13.8%

	$31,150,423	100.0%	$29,191,410	100.0%

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

Advisory and Administration Agreements
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, under which our Adviser and Administrator have directly employed all of our personnel and paid their payroll, benefits, and general expenses directly. On January 1, 2007, we entered into an advisory agreement with our Adviser, which we refer to as the Advisory Agreement, and an administration agreement with our Administrator, which we refer to as the Administration Agreement.
Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest on short-term debt and mortgages, tax preparation, directors and officers insurance, stock transfer services, stockholder related fees, consulting and related fees.
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the three and nine months ended September 30, 2009 and 2008, none of these expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
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

Quarterly Incentive Fee Based on FFO
Pre-incentive fee FFO
(expressed as a percentage of total common stockholders’ equity)
Percentage of pre-incentive fee FFO allocated to incentive fee
The incentive fee may be reduced because of our line of credit covenant which limits distributions to our stockholders to 95% of FFO. In order to comply with this covenant, our board of directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the three and nine months ended September 30, 2009 and 2008, which allowed us to maintain the current level of distributions to our stockholders. These waivers were applied through September 30, 2009 and any waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders, however, our Adviser is not required to issue any waiver, in whole or in part.
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

Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview-Business Environment,” we performed an impairment analysis of our entire portfolio at September 30, 2009. We concluded that none of our properties are currently impaired, and we will continue to monitor our portfolio for any indicators that may change our conclusion.
Provision for Loan Losses
Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans we have made based upon our evaluation of known and inherent risks associated with our private lending assets. Management reflects provisions for loan losses based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations. We did not make a loss allowance for our existing mortgage loan receivable as of September 30, 2009, as we believe the carrying value of the loan is fully collectible.
Recently Issued Accounting Pronouncements
Refer to Note 1 in the accompanying consolidated financial statements for a summary of all recently issued accounting pronouncements.

Results of Operations
Our weighted-average yield on the portfolio as of September 30, 2009 was approximately 9.57%. The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not take into account the interest expense incurred on the financings placed on our properties.
A comparison of our operating results for the three and nine months ended September 30, 2009 and 2008 is below:

	For the three months ended September 30,				For the nine months ended September 30,
				%
	2009	2008	$ Change	Change	2009	2008	$ Change	% Change
Operating revenues
Rental income	$10,383,002	$10,131,678	$251,324	2%	$31,150,423	$29,191,410	$1,959,013	7%
Interest income from mortgage notes receivable	191,667	216,446	(24,779)	-11%	568,750	673,548	(104,798)	-16%
Tenant recovery revenue	82,425	83,144	(719)	-1%	247,593	253,495	(5,902)	-2%

Total operating revenues	10,657,094	10,431,268	225,826	2%	31,966,766	30,118,453	1,848,313	6%

Operating expenses
Depreciation and amortization	3,284,723	3,256,602	28,121	1%	9,875,156	9,416,786	458,370	5%
Property operating expenses	219,537	222,647	(3,110)	-1%	687,129	665,103	22,026	3%
Due diligence expense	—	2,158	(2,158)	-100%	16,433	4,282	12,151	284%
Base management fee	342,743	404,108	(61,365)	-15%	1,073,041	1,255,833	(182,792)	-15%
Incentive fee	835,003	793,787	41,216	5%	2,433,945	2,300,286	133,659	6%
Administration fee	293,075	238,241	54,834	23%	774,636	724,978	49,658	7%
Professional fees	105,368	117,857	(12,489)	-11%	466,529	362,584	103,945	29%
Insurance	50,757	43,354	7,403	17%	147,561	126,947	20,614	16%
Directors fees	49,459	54,702	(5,243)	-10%	149,547	161,202	(11,655)	-7%
Stockholder related expense	32,914	42,232	(9,318)	-22%	204,806	271,430	(66,624)	-25%
Asset retirement obligation expense	36,060	34,711	1,349	4%	106,441	97,077	9,364	10%
General and administrative	19,643	10,079	9,564	95%	45,647	40,582	5,065	12%

Total operating expenses before credit from Adviser	5,269,282	5,220,478	48,804	1%	15,980,871	15,427,090	553,781	4%

Credit to incentive fee	(200,264)	(205,876)	5,612	-3%	(564,968)	(941,928)	376,960	-40%

Total operating expenses	5,069,018	5,014,602	54,416	1%	15,415,903	14,485,162	930,741	6%

Other income (expense)
Interest income from temporary investments	524	4,559	(4,035)	-89%	17,989	20,796	(2,807)	-13%
Interest income — employee loans	48,130	49,624	(1,494)	-3%	145,878	152,620	(6,742)	-4%
Other income	—	7,500	(7,500)	-100%	11,320	56,493	(45,173)	-80%
Interest expense	(4,521,848)	(4,354,381)	(167,467)	4%	(13,443,405)	(12,106,885)	(1,336,520)	11%

Total other expense	(4,473,194)	(4,292,698)	(180,496)	4%	(13,268,218)	(11,876,976)	(1,391,242)	12%

Income from continuing operations	1,114,882	1,123,968	(9,086)	-1%	3,282,645	3,756,315	(473,670)	-13%

Discontinued operations
Income from discontinued operations	4,070	17,591	(13,521)	-77%	42,823	21,392	21,431	100%
Gain on sale of real estate	160,038	—	160,038	100%	160,038	—	160,038	100%

Total discontinued operations	164,108	17,591	146,517	833%	202,861	21,392	181,469	848%

Net income	1,278,990	1,141,559	137,431	12%	3,485,506	3,777,707	(292,201)	-8%

Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	—	0%	(3,070,312)	(3,070,312)	—	0%

Net income available to common stockholders	$255,553	$118,122	$137,431	116%	$415,194	$707,395	$(292,201)	-41%

Operating Revenues
Rental income increased for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, primarily as a result of the properties acquired during the nine months ended September 30, 2008 that were held for the full nine-month period in 2009.
Interest income from mortgage notes receivable decreased for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, primarily because interest income on our mortgage loan is based on the London Interbank Offered Rate, or LIBOR, which has significantly decreased over the past year.
Tenant recovery revenue decreased slightly for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, primarily as a result of a decrease in the insurance premiums on some of our properties in which the tenants reimburse us for insurance expense.
Operating Expenses
Depreciation and amortization expenses increased during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, as a result of the properties acquired during the nine months ended September 30, 2008 that were held for the full nine-month period in 2009.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses remained relatively flat during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, and increased slightly for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily because of an increase in franchise taxes paid in certain states coupled with repairs and maintenance performed at certain of our properties.
Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared during our due diligence work. There was no due diligence expense incurred for the three months ended September 30, 2009. Due diligence expenses increased for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to the adoption of ASC 805 on January 1, 2009, discussed in detail in Note 1 of the accompanying consolidated financial statements, which requires us to no longer capitalize due diligence costs into the price of the acquisition.
The base management fee decreased for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, as a result of a decrease in total common stockholders’ equity, the main component of the calculation. Total common stockholders’ equity decreased because distributions to common stockholders for the nine months ended September 30, 2009 exceeded net income during the period by approximately $6.1 million. The calculation of the base management fee is described in detail above under “-Advisory and Administration Agreements.”
The incentive fee increased for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, due to the increase in pre-incentive fee FFO as a result of our increased rental income discussed above, coupled with the decrease in total common stockholders’ equity. The calculation of the incentive fee is described in detail above under “-Advisory and Administration Agreements.”
The administration fee increased for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, primarily as a result of an increase in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements, coupled with the costs incurred by our Administrator, which are directly allocable to us, for the implementation of real estate software. The calculation of the administrative fee is described in detail above under “-Advisory and Administration Agreements.”

Professional fees, consisting primarily of legal and accounting fees, decreased during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily as a result of a decrease in legal fees incurred during the three months ended September 30, 2009. Professional fees increased during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily as a result of an increase in legal and other professional fees relating to ongoing lease renegotiations and reviews of our legal work with our existing tenants, coupled with research on state tax issues incurred during 2009.
Insurance expense consists of the premiums paid for directors’ and officers’ insurance, which is renewed annually each September. Insurance expense increased for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, because of an increase in the premiums for the period from September 2008 through September 2009.
Directors’ fees decreased during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, primarily as a result of one of the independent directors becoming an interested director in January 2008, and thus not being paid an annual stipend during 2009.
Stockholder related expense decreased for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, primarily as a result of decreased costs associated with printing and filing our proxy materials.
Asset retirement obligation expense increased for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, primarily as a result of a property acquired in March 2008, which was required to recognize an asset retirement liability, coupled with the increase in the accretion of the expense over the term of the lease including renewal periods.
General and administrative expenses increased for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, primarily as a result of an increase in the amount of travel for site visits to our properties, coupled with an increase in bank service charges.
Other Income and Expense
Interest income from temporary investments decreased during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, primarily because of lower interest rates earned on our money market accounts, partially offset by interest received in 2009 from funds held on deposit for a prospective real estate acquisition, coupled with interest earned on amounts held in reserve accounts with our lenders.
Interest income on employee loans decreased during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008. This decrease was a result of loan payoffs by employees during 2008, coupled with other partial principal repayments over the periods.
Other income decreased during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, primarily because we no longer receive management fees from our tenant in our Burnsville, Minnesota property.
Interest expense increased for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008. This was primarily a result of long-term financings, which closed during 2008, that were held for the full period during 2009.
Discontinued Operations
Income from discontinued operations primarily relates to the property we sold, which was located in Norfolk, Virginia, including a gain on the sale of the property of approximately $160,000. This is partially offset by continuing expenses related to the two Canadian properties, which we sold in July 2006. The expenses for the two Canadian properties relate to legal fees associated with the dissolution of the entities, which sold the properties.
Net Income Available to Common Stockholders
Net income available to common stockholders increased for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008. This increase was primarily a result of the gain on sale of our property in Norfolk, Virginia coupled with the growth of our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above. This increase was partially offset by increased interest expense from the increased number of properties which have long-term financing.
Liquidity and Capital Resources
Future Capital Needs
At September 30, 2009, we had approximately $2.8 million in cash and cash equivalents. We have access to our existing line of credit with an available borrowing capacity of $14.6 million, and have obtained mortgages on 55 of our properties. We had investments in 64 real properties for a net carrying value, including intangible assets, of approximately $386.9 million and one mortgage loan receivable for $10.0 million. As discussed in “Overview-Business Environment” above, while there have been improvements in the economy, we continue to be impacted by weak economic conditions, which have affected our ability to obtain additional mortgages, as well as our ability to borrow funds and issue equity securities, our principal sources of external financing. Until economic conditions recover, we intend to fund our existing contractual obligations with our cash flows from operations and borrowing against our existing line of credit. If economic conditions continue to improve, we are hopeful that we will be able to issue additional equity securities under our effective shelf registration statement in order to acquire additional properties, make mortgage loans, purchase shares of our preferred stock on the open market or pay down borrowing under our line of credit. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities consisting of common or preferred stock, all of which was available as of September 30, 2009. On November 4, 2009, we entered into the Open Market Sale Agreement with Jefferies under which we may, from time to time, offer and sell shares of our common stock with an aggregate sales price of up to $25.0 million through Jefferies, or to Jefferies for resale, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose).. Sales of our common stock through Jefferies, if any, will be executed by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise at market prices, in privately negotiated transactions, crosses or block transactions as may be agreed between us and Jefferies, including a combination of any of these transactions. We will pay Jefferies a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Jefferies as agent under the Open Market Sale Agreement.
In addition, as discussed in “Overview-Business Environment” above, as banks begin lending again we intend to obtain mortgages on any additional acquired properties by collateralizing the mortgages with some or all of our real property, or by borrowing against our existing line of credit. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We do not have any balloon principal payments due under any of our long-term mortgages until 2010, and the $48.0 million mortgage that matures in 2010 has three annual extension options through 2013.
We also need sufficient capital to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, and fund our current operating costs. We may require credits to our management fees, issued from our Adviser, in order to meet these obligations, although our Adviser is under no obligation to provide such credits, in whole or in part. We routinely review our liquidity requirements, and we believe that our current cash flows from operations, coupled with our current availability on our line of credit, are sufficient to continue operations and pay distributions to our stockholders..
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2009 was approximately $12.1 million, compared to net cash provided by operating activities of approximately $12.2 million for the nine months ended September 30, 2008. A majority of cash from operating activities is generated from the rental payments we receive from our tenants and the interest payments we receive from our borrower. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit, distributions to our stockholders, management fees to our Adviser, and other entity level expenses.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2009 was approximately $13,000, which primarily consisted of an increase in the amount of restricted cash, net payments to lenders for reserves and leasing commissions paid related to the extension of the lease for our property located in Eatontown, New Jersey, partially offset by the proceeds from the sale of our property located in Norfolk, Virginia, as compared to net cash used in investing activities during the nine months ended September 30, 2008 of approximately $50.1 million, which primarily consisted of the purchase of six properties. We have not purchased any properties since August 2008 because of the lack of access to capital as discussed in “Overview-Business Environment” above, which resulted in the significant decrease in the cash used in investing activities from 2008 to 2009.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2009 was approximately $13.8 million, which primarily consisted of repayment of our short-term loan, repayments on our line of credit, principal repayments on mortgage notes payable and distributions paid to our stockholders, partially offset by borrowing on our line of credit. Net cash provided by financing activities for the nine months ended September 30, 2008 was approximately $39.6 million, which primarily consisted of the proceeds from borrowings from mortgage notes payable, borrowings on our line of credit, partially offset by payments for deferred financing costs, principal repayments on mortgage notes payable, repayments on our line of credit and distributions paid to our stockholders.
Mortgage Notes Payable
As of September 30, 2009 we had 16 fixed-rate mortgage notes payable in the aggregate principal amount of approximately $253.4 million, collateralized by a total of 55 properties with terms at issuance ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2009 was approximately 6.0%.
Line of Credit
We have a $50.0 million senior revolving credit agreement, or Credit Agreement, with a syndicate of banks led by KeyBank National Association, or KeyBank, which mature on December 29, 2009; however, we intend to exercise our option to extend the line of credit through December 29, 2010. On June 30, 2009, we amended our Credit Agreement to reduce our commitment from $95.0 million to $50.0 million, in exchange for modifications to certain terms under the Credit Agreement. The definition of FFO was modified to exclude from the calculation of FFO acquisition related costs that are required to be expensed under ASC 805. In addition, the aggregate amount we can issue under the Credit Agreement as letters of credit was reduced from $20.0 million to $10.5 million.

As long as we are in compliance with covenants under our line of credit, we have the option to extend the line of credit for an additional year, and we currently intend to exercise this option. We must notify KeyBank of our intention to exercise the renewal option 45 days prior to the maturity date and pay an extension fee of 0.20% of the total commitment outstanding at the date of notification. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our funds from operations, or FFO, less those acquisition related costs that are required to be expensed under ASC 805. In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. In addition those properties that are pledged as collateral to the banks are pledged through a perfected first priority lien in the equity interest of the special purpose entity (“SPE”) that owns the property. In addition the Operating Partnership, which is the entity that owns the SPEs, is precluded from transferring the SPEs or unconsolidated affiliates to us.
If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. The availability under the line of credit will also be reduced by letters of credit used in the ordinary course of business. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of September 30, 2009, there was $31.8 million outstanding under the line of credit at an interest rate of approximately 2.2%, and approximately $3.6 million outstanding under letters of credit at a weighted average interest rate of approximately 2.0%. At September 30, 2009, the remaining borrowing capacity available under the line of credit was approximately $14.6 million. We were in compliance with all covenants under the line of credit as of September 30, 2009.
Short-Term Loan
On December 21, 2007, we entered into a $20.0 million unsecured short-term loan with KeyBank, which matured on December 20, 2008. We exercised our option to extend the term for an additional six months and, on March 31, 2009, we repaid in full the unsecured short-term loan, using proceeds from borrowings under our line of credit. The interest rate charged on the loan was based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusted periodically.
Contractual Obligations
The following table reflects our significant contractual obligations as of September 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$285,172,911	$34,397,254	$53,728,980	$32,256,072	$164,790,605
Interest on Debt Obligations (2)	82,209,977	16,166,528	24,049,137	22,255,673	19,738,639
Capital Lease Obligations (3)	300,000	—	—	—	300,000
Operating Lease Obligations (4)	1,791,997	152,510	305,021	305,021	1,029,445

Total	$369,474,885	$50,716,292	$78,083,138	$54,816,766	$185,858,689

(1)	Debt obligations represent borrowings under our line of credit, which represents $31.8 million of the debt obligation due in less than 1 year, and mortgage notes payable that were outstanding as of September 30, 2009. The line of credit matures in December 2009, and we expect to exercise our option to extend the term for an additional year. The $48.0 million mortgage note issued in September 2008 matures in October 2010, and we expect to exercise our options to extend the term through October 2013.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable, thus the amount of interest calculated for purposes of this table was based upon rates and balances as of September 30, 2009.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of September 30, 2009.
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
The following table provides a reconciliation of our FFO for the three and nine months ended September 30, 2009 and 2008, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share and basic and diluted net income per weighted average common share:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income	$1,278,990	$1,141,559	$3,485,506	$3,777,707
Less: Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	(3,070,312)	(3,070,312)

Net income available to common stockholders	255,553	118,122	415,194	707,395
Add: Real estate depreciation and amortization, including discontinued operations	3,284,723	3,262,903	9,885,571	9,435,690
Less: Gain on sale of real estate	(160,038)	—	(160,038)	—

FFO available to common stockholders	$3,380,238	$3,381,025	$10,140,727	$10,143,085
Weighted average shares outstanding — basic & diluted	8,563,264	8,565,264	8,563,264	8,565,264
Basic & diluted net income per weighted average common share	$0.03	$0.01	$0.05	$0.08

Basic & diluted FFO per weighted average common share	$0.39	$0.39	$1.18	$1.18

Distributions declared per common share	$0.38	$0.38	$1.13	$1.13

Percentage of FFO paid per common share	95%	95%	95%	95%

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
To illustrate the potential impact of changes in interest rates on our net income for the three and nine months ended September 30, 2009 and 2008, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the impact of a 1% increase and 1% decrease in the one month LIBOR for the three and nine months ended September 30, 2009 and 2008.

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
1% increase in the one month LIBOR

Rental & interest income	$—	$27,308	$5	$82,106
Interest expense	81,267	77,178	241,150	229,856

Net decrease	$(81,267)	$(49,869)	$(241,145)	$(147,750)

Net income available to common stockholders (as reported)	$255,553	$118,122	$415,194	$707,395
Net decrease as percentage of
Net income available to common stockholders (as reported)	-31.8%	-42.2%	-58.1%	-20.9%

1% decrease in the one month LIBOR

Rental & interest income	$—	$(24,779)	$—	$(75,939)
Interest expense	$(81,267)	$(77,178)	$(241,150)	$(229,856)

Net increase	$81,267	$52,399	$241,150	$153,917

Net income available to common stockholders	$255,553	$118,122	$415,194	$707,395
Net increase as percentage of
Net income available to common stockholders	31.8%	44.4%	58.1%	21.8%
As of September 30, 2009, the fair value of our fixed rate debt outstanding was approximately $240.0 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at September 30, 2009, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by approximately $10.7 million and $10.1 million, respectively.
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
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt if necessary.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2009, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, filed by us with the Securities and Exchange Commission on February 25, 2009. In connection with our preparation of this quarterly report, we have reviewed and considered these risk factors and have determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008
Our real estate investments have a limited number of tenants and are concentrated in a limited number of industries, which subjects us to an increased risk of significant loss if any one of these tenants is unable to pay or if particular industries experience downturns.
As of September 30, 2009, we owned 64 properties and had 50 tenants in these properties, and our 5 largest tenants accounted for approximately 24.0% of our total rental income. A consequence of a limited number of tenants is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of tenants. We do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. As of September 30, 2009, 14.8% of our total rental income was earned from tenants in the electronic industry, 14.8% of our total rental income was earned from tenants in the healthcare, education and childcare industry and 13.1% of our total rental income was earned from tenants in the telecommunications industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the three months ended September 30, 2009.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit	Description of Document
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed September 11, 2003.

3.1.1	Articles of Amendment to Articles of Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1.1 to the Form 10-Q (File No. 001-33097), filed July 30, 2009.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.2.1	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 10, 2007.

4.1	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.3	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.4	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed October 19, 2006.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: November 4, 2009	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer