Form 10-K
period 2009-12-31
GLADSTONE COMMERCIAL CORP
filed 2010-02-24
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-33097
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1521 WESTBRANCH DRIVE, SUITE 200
MCLEAN, VIRGINIA 22102
(Address of principal executive office)
(703) 287-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.001 per share	NASDAQ Global Select Market
7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market
7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market
(Title of Each Class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009, based on the closing price on that date of $12.96 on the Nasdaq Global Market, was $103,972,270. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of February 19, 2010 was 8,563,264.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement relating to the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2009

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
Item 1. Business
Overview
Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company,”) is a real estate investment trust, or REIT, that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of our portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We currently own a total of 64 properties and hold one mortgage loan.
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

Recent Developments
Financing Activities:
On November 4, 2009, we entered into an Open Market Sale Agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which we may, from time to time, offer and sell shares of our common stock with an aggregate sales price of up to $25.0 million through Jefferies, or to Jefferies, for resale. To date, we have not sold any shares of our common stock under the Open Market Sale Agreement.
On November 19, 2009, we entered into a dealer manager agreement, or the Dealer Manager Agreement, with Halcyon Capital Markets, LLC, or Halcyon, pursuant to which Halcyon will act as our dealer manager in connection with a proposed continuous private offering of up to 3,333,333 shares of our newly designated senior common stock at $15.00 per share. This offering is only being made to accredited investors. To date, we have not sold any shares of senior common stock under the Dealer Manager Agreement.
On November 24, 2009, we, through our wholly-owned subsidiary Gladstone Commercial Limited Partnership, exercised our option under our existing credit agreement with KeyBank National Association and certain other parties to extend the term of our $50 million line of credit by one year, resulting in a new maturity date of December 29, 2010. The loan was originally set to expire on December 29, 2009. During the year ended December 31, 2009, we had net borrowings under our line of credit of approximately $21.7 million, with $33.2 million outstanding at December 31, 2009. The proceeds from borrowings under the line of credit were used to pay off a $20.0 million unsecured short-term loan with KeyBank and fund other capital improvements at certain of our properties.
Leasing Activities:
On May 19, 2009, we extended the lease with one of our tenants on our property located in Eatontown, New Jersey for a period of 15 years, and the tenant has two options to extend the lease for additional periods of 5 years each. The lease was originally set to expire in August 2011, and will now expire in April 2024. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $540,000.
On November 18, 2009, we extended the lease with one of our tenants in our property located in Akron, Ohio for a period of five years. The lease was originally set to expire in February 2010, and will now expire in March 2015. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $160,000.
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

Our strategy includes the use of leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. We are not limited with respect to the amount of leverage that we may use for the acquisition of any specific property. We intend to use non-recourse mortgage financing that will allow us to limit our loss exposure on any property to the amount of equity invested in such property. However, the market for long-term mortgages, as we have traditionally accessed, continues to be frozen as the collateralized mortgage-backed securities, or CMBS, market has virtually disappeared. With the closure of the CMBS market, many banks are not lending on commercial real estate as they are no longer able to sell these loans to the CMBS market and are not willing or able to keep these loans on their balance sheets. We are now seeing banks only willing to issue medium-term mortgages, between two to five years, on substantially less favorable terms. As a result, we intend to focus on using medium-term mortgages to finance our real estate until the market for long-term mortgages returns.
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
•	Leases with Increasing Rent. Our Adviser seeks to include a clause in each lease that provides for annual rent escalations over the term of the lease. These increases will generally be fixed, however certain leases are tied to increases in indices such as the consumer price index.

•	Diversification. Our Adviser attempts to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic region. Total rental income consisted of the following tenant industry classifications as of December 31, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Automobile	$1,166,654	2.8%	$1,166,654	2.9%
Beverage, Food & Tobacco	2,188,755	5.3%	2,079,113	5.3%
Buildings and Real Estate	2,025,668	4.9%	2,013,515	5.1%
Chemicals, Plastics & Rubber	3,173,514	7.6%	2,452,628	6.2%
Containers, Packaging & Glass	2,330,246	5.6%	2,288,909	5.8%
Diversified/Conglomerate Manufacturing	3,664,686	8.8%	3,165,747	8.0%
Diversified/Conglomerate Services	308,105	0.7%	308,105	0.8%
Electronics	6,164,789	14.9%	6,165,789	15.7%
Healthcare, Education & Childcare	6,145,415	14.8%	5,719,016	14.5%
Home & Office Furnishings	529,743	1.3%	529,743	1.3%
Insurance	722,866	1.7%	722,866	1.8%
Machinery	2,389,607	5.8%	2,241,752	5.7%
Oil & Gas	1,138,136	2.7%	1,152,443	2.9%
Personal & Non-Durable Consumer Products	1,354,721	3.3%	1,355,061	3.4%
Personal, Food & Miscellaneous Services	575,006	1.4%	575,006	1.5%
Printing & Publishing	2,189,033	5.3%	2,189,602	5.5%
Telecommunications	5,447,033	13.1%	5,446,338	13.6%

	$41,513,977	100.0%	$39,572,287	100.0%

•	Property Valuation. The business prospects and the financial strength of the tenant are important aspects of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require quarterly unaudited and annual audited financial statements of the tenant in order to continuously monitor the financial performance of the property. We evaluate the financial capability of the tenant and its ability to perform per the terms of the lease. We may also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. We then compute the value of the property based on historical and projected operating results. In addition, each property that we propose to purchase will be appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the tenant’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property, if we resell the property in the future, may be greater or less than its appraised value. We generally limit our property acquisition cost or value to between $3 million and $30 million

•	Properties Important to Tenant Operations. Our Adviser generally seeks to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better protection in the event a tenant becomes bankrupt, since leases on properties essential or important to the operations of a bankrupt tenant are typically less likely to be rejected in the bankruptcy or otherwise terminated.

•	Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. We generally also seek covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•	Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate parent. We believe that this type of credit enhancement, if obtained, provides us with additional financial security.
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
We believe that, by operating on a leveraged basis, we will have more funds available and, therefore, will make more investments than would otherwise be possible if we operated on a non-leveraged basis. We believe that this creates a more diversified portfolio and maximizes potential returns to our stockholders. We may refinance properties during the term of a loan when we believe it is advantageous.
Recourse Financing
Borrowings under our $50.0 million short-term line of credit, which is secured by those properties pledged to the borrowing base under the line of credit are considered recourse financing, which means that our lenders have a claim against our assets. We intend to use our existing line of credit as a warehouse line of credit whereby we borrow on a short-term basis until long-term financing can be arranged, however until we obtain replacement financing for our existing line of credit, which matures in December 2010, we will use the line primarily for working capital.
Other Investment Policies
Working Capital Reserves
We may establish a working capital reserve, which we would anticipate to be sufficient to satisfy our liquidity requirements. Our liquidity could be adversely affected by unanticipated costs, greater-than-anticipated operating expenses or cash shortfalls in funding our distributions to stockholders. To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be produced from cash generated from operations or through short-term borrowings. In addition, subject to limitations described in this report, we may incur indebtedness in connection with:
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
Investment Limitations
There are numerous limitations on the manner in which we may invest our funds, which unless otherwise noted below, may be amended or waived by the Board of Directors at anytime. The Board of Directors has adopted a policy that we will not:
•	invest in real property owned by our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as Gladstone Capital Corporation, Gladstone Investment Corporation and entities advised by our Adviser, so long as that entity does not control the portfolio company and the transaction is approved by both companies’ board of directors (this policy may not be changed without the approval of our stockholders);

•	invest in commodities or commodity futures contracts, with this limitation not being applicable to futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in properties and making mortgage loans;

•	invest in contracts for the sale of real estate unless the contract is appropriately recorded in the chain of title;

•	invest in any individual property with a cost in excess of 20% of our total assets at the time of investment;

•	make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets. “Unimproved real property” is property which has the following three characteristics:
•	the property was not acquired for the purpose of producing rental or other operating income;

•	no development or construction is in process on the property; and

•	no development or construction on the property is planned in good faith to commence on the property within one year of acquisition;
•	issue equity securities on a deferred payment basis or other similar arrangement;

•	issue debt securities in the absence of adequate cash flow to cover debt service;

•	issue “redeemable securities” as defined in Section 2(a)(32) of the 1940 Act;

•	grant warrants or options to purchase shares of our stock to our Adviser or its affiliates;

•	engage in trading, as compared with investment activities, or engage in the business of underwriting, or the agency distribution of, securities issued by other persons;

•	acquire securities in any company holding investments or engaging in activities prohibited in the foregoing clauses; or

•	make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our affiliates.
Conflict of Interest Policy
We have adopted policies to reduce potential conflicts of interest. In addition, our directors are subject to certain provisions of Maryland law that are designed to minimize conflicts. However, we cannot assure you that these policies or provisions of law will reduce or eliminate the influence of these conflicts.
Under our current conflict of interest policy, without the approval of a majority of our disinterested directors, we will not:
•	acquire from or sell to any of our officers, directors or employees, or any entity in which any of our officers, directors or employees has an interest of more than 5%, any assets or other property;

•	borrow from any of our directors, officers or employees, or any entity, other than Gladstone Land Corporation or Gladstone Management Corporation, our Adviser, in which any of our officers, directors or employees has an interest of more than 5%. or

•	engage in any other transaction with any of our directors, officers or employees, or any entity in which any of our directors, officers or employees has an interest of more than 5% (except that our Adviser may lease office space in a building that we own, provided that the rental rate under the lease is determined by our independent directors to be at a fair market rate).
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

Our Adviser and Administrator
Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We have entered into an advisory agreement with our Adviser under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. Gladstone Administration LLC, or our Administrator, employs our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs.
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
Our Adviser’s board of directors has empowered its investment committee to authorize and approve our investments, subject to the terms of the advisory agreement. Before we acquire any property, the transaction is reviewed by our Adviser’s investment committee to ensure that, in its view, the proposed transaction satisfies our investment criteria and is within our investment policies. Approval by our Adviser’s investment committee is generally the final step in the property acquisition approval process, although the separate approval of our board of directors is required in certain circumstances described below. For further detail on this process, please see “Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions.”
Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in New York, New Jersey, Illinois, Texas and Georgia.
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
Investment Advisory Agreement
On January 1, 2007, we entered into an amended and restated investment advisory agreement with our Adviser, which we refer to as the Advisory Agreement, and an administration agreement with our Administrator, which we refer to as the Administration Agreement.
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

In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). In the event that any of these expenses are incurred on our behalf by our Adviser, we are required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the years ended December 31, 2009, 2008 and 2007, none of these expenses were incurred by our Adviser or by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time. We do not presently expect that our Adviser will incur any of these fees on our behalf.
Management Services and Fees under the Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, or FFO. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other REITs. Furthermore, there are no fees charged when our Adviser secures long or short term credit or arranges mortgage loans on our properties.
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

Administration Agreement
Under the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.
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
Employees
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that 15-20 full time employees of our Adviser or our Administrator will spend substantial time on our matters during calendar year 2010. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.
As of December 31, 2009, our Adviser and our Administrator collectively had 51 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of
Individuals	Functional Area
11	Executive Management

32	Investment Management, Portfolio Management and Due Diligence

8	Administration, Accounting, Compliance, Human Resources, Legal and Treasury
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
Available Information
Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.GladstoneCommercial.com and on the Security and Exchange Commission’s website at www.sec.gov. A request for any of these reports may also be submitted to us by writing: Investor Relations, Gladstone Commercial Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745.

Item 1A. Risk Factors
An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.
Risk related to the economy
The current state of the economy and the capital markets increases the possibility of adverse effects on our financial position, results of operations and common stock price. Continued adversity in the capital markets could impact our ability to raise capital and limit our ability to make new investments.
The United States remains in a recession, and, as a result, conditions within the global credit markets and the U.S. real estate credit markets in particular continue to experience dislocation and stress. While we are seeing signs of economic improvement and stabilization in the equity markets, the debt markets are still challenging, and we do not know if adverse conditions will again intensify, nor are we able to gauge the full extent to which the disruptions will affect us. The stress to the global credit markets has resulted in an extreme tightening of liquidity and while the United States government has implemented plans designed to ease the credit markets, the credit markets remain very constricted for commercial real estate. Continued weak economic and credit conditions could adversely impact the financial condition of one or more of our tenants or our borrower and, therefore, could make a tenant or borrower bankruptcy, and payment default on the related lease or loan, more likely. As of December 31, 2009, all of our tenants and borrower were paying as agreed, however, there is no guarantee this will continue. The recession generally, and the disruptions in the capital markets in particular, have decreased liquidity and increased our cost of equity capital which has impacted our ability to raise capital and in turn greatly reduced our ability to make new investments as we did not acquire any properties during 2009. The longer these conditions persist, the greater the probability that these factors will have an adverse effect on our liquidity, financial condition, results of operations, ability to pay distributions to stockholders and the price of our common stock.
Risks related to our financing
Our line of credit contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.
The agreement governing our line of credit requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 95% of our FFO, and continued compliance with this covenant may require us to limit our distributions to stockholders. As of December 31, 2009, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current economic conditions, and thus there are no assurances that we will continue to comply with these covenants. In addition, our lender has the option to obtain updated appraisals for the properties pledged to the line of credit as borrowing base collateral if the lender believes there has been a material adverse change to the value of any of the pledged properties. If the aggregate value of the updated appraisals is lower than the current aggregate value of appraisals, it would lower the amount of our borrowing base and reduce the amount we could borrow under the line of credit with that borrowing base. If the line is fully drawn, and the value of the borrowing base is reduced because of a lower aggregate updated appraisal value, we would be required to repay a portion of the outstanding line. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the line of credit and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

Our ability to obtain replacement financing on our line of credit on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments.
Our revolving line of credit matures in December 2010. Our ability to obtain replacement financing at the time of maturity could be constrained by current economic conditions affecting the credit markets generally. In the event that we are not able to obtain replacement financing for our credit facility on favorable terms, or at all, could have a material adverse effect on our liquidity, our ability to make distributions to our stockholders and our ability to fund new investments.
Our business strategy relies heavily on external financing, which may expose us to risks associated with leverage such as restrictions on additional borrowing and payment of distributions to stockholders, risks associated with balloon payments, and risk of loss of our equity upon foreclosure.
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
We intend to acquire additional properties by using our line of credit and by continuing to seek long-term financing, where we will borrow all or a portion of the purchase price of a potential acquisition and securing the loan with a mortgage on some or all of our existing real property. However, the market for long-term mortgages remains frozen in the current economic environment as the collateralized mortgage-backed securities, or CMBS, market has virtually disappeared. We are now only seeing banks willing to issue medium-term mortgages, between two and five years, on substantially less favorable terms than were previously available. Consequently, we intend to focus on using medium-term mortgages to finance our real estate until the market for long-term mortgages returns. To date we have obtained approximately $253 million in long-term financing, which we have used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.
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
The debt obligations of our tenants and borrowers are dependent upon certain factors which neither we nor our tenants or borrowers control, such as national, local and regional business and economic conditions, government economic policies, and the level of interest rates. As discussed in “Risk related to the economy” above, the credit markets have tightened resulting in a significant contraction in available liquidity. Accordingly, the credit market constraints and recession may increase the operating expenses of our tenants and borrowers and decrease their ability to make lease or mortgage payments, and thereby adversely affect our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
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
We expect a large portion of our rental income to come from net leases and net leases frequently provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to sublease the property, subject to our approval, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Further, net leases are typically for longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

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
As of December 31, 2009, we owned 64 properties and had 50 tenants in these properties, and our 5 largest tenants accounted for approximately 24.0% of our total rental income. A consequence of a limited number of tenants is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of tenants. We do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. As of December 31, 2009, 14.9% of our total rental income was earned from tenants in the electronic industry, 14.8% of our total rental income was earned from tenants in the healthcare, education and childcare industry and 13.1% of our total rental income was earned from tenants in the telecommunications industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.
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
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we could be treated as a co-venturer with our lessee with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and our ability to pay distributions to stockholders.

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
The Advisory Agreement contemplates a quarterly incentive fee based on our funds from operations. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods, however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is an unconditional and irrevocable waiver. For the years ended December 31, 2009, 2008 and 2007, an unconditional and irrevocable voluntary waiver was issued by our Adviser for approximately $0.7 million, $2.2 million and $2.3 million, respectively. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on our stock price.
We may be obligated to pay our Adviser incentive compensation even if we incur a loss.
The Advisory Agreement entitles our Adviser to incentive compensation based on our FFO, which rewards the Adviser if our quarterly FFO (before giving effect to any incentive fee) exceeds 1.75% (7% annualized) of our total stockholders’ equity (less the recorded value of any preferred stock). Our pre-incentive fee FFO for incentive compensation purposes excludes the effect of any unrealized gains, losses or other items that do not affect realized net income that we may incur in the fiscal quarter, even if such losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if we incur a net loss for that quarter.
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
Beginning January 1, 2009, Accounting Standards Codification, or ASC, 805, “Business Combinations,” significantly changed the accounting for acquisitions involving business combinations, including our acquisition of properties with existing leases in place, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. ASC 805 requires that all expenses related to an acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting. ASC 805 was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We anticipate that approximately 1% of the total acquisition price will be expensed as part of the acquisition, however this amount could differ significantly. Because we did not acquire any properties during 2009, this pronouncement did not have a significant impact on our operations during 2009. We expect, however, that the expensing of acquisition costs will lower our earnings during 2010 and any future years in which we acquire new properties.
We are subject to restrictions that may discourage a change of control. Certain provisions contained in our articles of incorporation and Maryland law may prohibit or restrict a change of control.
•	Our articles of incorporation prohibit ownership of more than 9.8% of the outstanding shares of our capital stock by one person. This restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.

•	Our board of directors is divided into three classes, with the term of the directors in each class expiring every third year. At each annual meeting of stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. After election, a director may only be removed by our stockholders for cause. Election of directors for staggered terms with limited rights to remove directors makes it more difficult for a hostile bidder to acquire control of us. The existence of this provision may negatively impact the price of our securities and may discourage third-party bids to acquire our securities. This provision may reduce any premiums paid to stockholders in a change in control transaction.

•	Certain provisions of Maryland law applicable to us prohibit business combinations with:
•	any person who beneficially owns 10% or more of the voting power of our common stock, referred to as an “interested stockholder;”

•	an affiliate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

•	an affiliate of an interested stockholder.

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
The market price of our common and preferred stock may be highly volatile and subject to wide fluctuations, and the trading volume in our common and preferred stock may fluctuate and cause significant price variations to occur. Due to market volatility, our common stock significantly fluctuated during 2009. We cannot assure investors that the market price of our common stock will not fluctuate or decline further in the future. Some market conditions that could negatively affect our share price or result in fluctuations in the price or trading volume of our securities include:
•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•	significant volatility in the market price and trading volume of shares of REITs, real estate companies or other companies in our sector, which is not necessarily related to the performance of those companies;

•	price and volume fluctuations in the stock market as a result of terrorist attacks, or speculation regarding future terrorist attacks, in the United States or abroad;

•	actual or anticipated variations in our quarterly operating results or distributions to stockholders;

•	changes in our funds from operations or earnings estimates or the publication of research reports about us or the real estate industry generally;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	changes in regulatory policies or tax guidelines, particularly with respect to REITs; and

•	investor confidence in the stock market.
Shares of common stock eligible for future sale may have adverse effects on our share price.
We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock (including shares of common stock issuable upon the conversion of units of our operating partnership that we may issue from time to time or issuable upon conversion of our senior common stock), or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2009, we owned 64 properties of which the details are outlined in the table below:

						Total Rental
					Total Rental Income for	Income per	Year of
	Year Built/		Rentable		the Year Ended	Occupied Square	Lease
Property	Improvements	Date of Purchase	Square Feet	Occupancy	December 31, 2009	Foot	Expiration

208 South Rogers Lane (Raleigh NC)	1997	12/23/2003	58,926	100%	$624,118	$10.59	2015
3874 Highland Park NW (Canton, OH)	1994	1/30/2004	54,018	100%	$337,625	$6.25	2014
260 Springside Drive (Akron, OH)	1968/1999	4/29/2004	83,891	100%	$1,063,216	$12.67	2015 (1)
5815 Westpark Drive (Charlotte, NC)	1984/1995	6/30/2004	64,500	100%	$996,484	$15.45	2019
171 Great Oak Drive (Canton, NC)	1998	7/6/2004	228,000	100%	$600,145	$2.63	2024
Rt. 219, Tax Parcel No. 33-251-0246, (Snyder Township, PA)	1991	8/5/2004	290,000	100%	$930,522	$3.21	2014
9698 Old US Hwy. 52 (Lexington, NC)	1986	8/5/2004	154,000	100%	$424,964	$2.76	2014
9100 Highway 290 East (Austin, TX)	2001	9/16/2004	51,933	100%	$751,333	$14.47	2015
13 Industrial Park Drive (Mt. Pocono, PA)	1995-1999	10/15/2004	223,275	100%	$638,554	$2.86	2021
6550 First Park Ten Boulevard (San Antonio, TX)	1999	2/10/2005	60,245	100%	$769,793	$12.78	2014
4630 Journal Street (Columbus, OH)	1995	2/10/2005	39,000	100%	$308,105	$7.90	2015
199 Sing Sing Road (Big Flats, NY)	2001	4/15/2005	120,000	100%	$644,252	$5.37	2013
2525 North Woodlawn Avenue (Wichita, KS)	2000	5/18/2005	69,287	100%	$1,109,217	$16.01	2012
725 & 737 Great Southwest Pkwy (Arlington, TX)	1966	5/26/2005	64,000	100%	$580,596	$9.07	2013
4032 Linden Avenue (Dayton, OH)	1956	6/30/2005	59,894	100%	$268,042	$4.48	2018
81 Corbett Way (Eatontown, NJ)	1991	7/7/2005	30,268	100%	$536,989	$17.74	2024
17 & 20 Veronica Avenue (Franklin Township, NJ)	1978	7/11/2005	183,000	100%	$974,760	$5.33	2020
150 Ridgeview Center Drive (Duncan, SC)	1984/2001/2007	7/14/2005	222,670	100%	$1,539,286	$6.91	2020
170 Ridgeview Center Drive (Duncan, SC)	1984/2001/2007	7/14/2005	55,350	100%	$382,627	$6.91	2020
5656 Campus Parkway (Hazelwood, MO)	1977	8/5/2005	51,155	100%	$289,928	$5.67	2012
914 Wohlert Street (Angola, IN)	1982	9/2/2005	52,080	100%	$125,202	$2.40	2020
800 Growth Parkway (Angola, IN)	1998	9/2/2005	50,000	100%	$125,202	$2.50	2020
802 East 11th Street (Rock Falls, IL)	1988	9/2/2005	52,000	100%	$125,202	$2.41	2020

Item 2. Properties (Continued)

						Total Rental
					Total Rental Income for	Income per	Year of
	Year Built/		Rentable		the Year Ended	Occupied Square	Lease
Property	Improvements	Date of Purchase	Square Feet	Occupancy	December 31, 2009	Foot	Expiration

2 Opportunity Way (Newburyport, MA)	1994	10/17/2005	86,308	100%	$891,492	$10.33	2015
255 Spring Street (Clintonville, WI)	1992	10/31/2005	291,142	100%	$575,006	$1.98	2020
5700 Lee Road (Maple Heights, OH)	1974	12/21/2005	347,218	100%	$1,138,136	$3.28	2015
7545 Midlothian Turnpike (Richmond, VA)	1972	12/30/2005	42,213	100%	$722,866	$17.12	2010
3930 Sunforest Court (Toledo, OH)	1979	12/30/2005	23,368	100%	$327,152	$14.00	2010
75 Canal Street (South Hadley, MA)	1978	2/15/2006	150,000	100%	$359,673	$2.40	2010
2101 Fox Drive (Champaign, IL)	1996	2/21/2006	20,400	100%	$295,220	$14.47	2013
2109 Fox Drive (Champaign, IL)	1996	2/21/2006	40,000	100%	$578,863	$14.47	2013
2215 Fox Drive (Champaign, IL)	1996	2/21/2006	25,000	100%	$361,790	$14.47	2013
2301 Fox Drive (Champaign, IL)	1996	2/21/2006	22,862	100%	$330,849	$14.47	2013
2470 Highcrest Road (Roseville, MN)	1964	2/21/2006	359,540	100%	$3,030,460	$8.43	2012
12000 Portland Avenue South (Burnsville, MN)	1984	5/10/2006	114,100	100%	$1,234,662	$10.82	2015
14701 Anthony Avenue (Menomonee Falls, WI)	1986/2000	6/30/2006	125,692	100%	$775,274	$6.17	2016
1025 Birdsong Drive (Baytown, TX)	1997	7/11/2006	12,000	100%	$254,121	$21.18	2013
42400 Merrill Road (Sterling Heights, MI)	1979/1989	9/22/2006	532,869	100%	$1,166,654	$2.19	2016
2150, 2200 Pinson Valley Parkway (Birmingham, AL)	1961/1980	9/29/2006	63,514	100%	$271,164	$4.27	2016
2325 West Fairview Avenue (Montgomery, AL)	1962/1989	9/29/2006	29,472	100%	$125,827	$4.27	2016
5221 N Highway 763 (Columbia, MO)	1978	9/29/2006	16,275	100%	$69,484	$4.27	2016
4690 Parkway Drive (Mason, OH)	2002	1/5/2007	60,000	100%	$681,270	$11.35	2013
201 South Rogers Lane (Raleigh, NC)	1994	2/16/2007	115,500	100%	$717,203	$6.21	2015
1110 West Tenkiller (Tulsa, OK)	2004	3/1/2007	238,310	100%	$1,565,794	$6.57	2019
3725 East 10th Court (Hialeah, FL)	1956/1992	3/9/2007	132,337	100%	$995,048	$7.52	2022
554 Clark Road (Tewksbury, MA)	1985/1989	5/17/2007	102,200	100%	$922,926	$9.03	2017
5324 Natorp Boulevard (Mason, OH)	2007	7/1/2007	21,264	100%	$583,131	$27.42	2027

Item 2. Properties (Continued)

						Total Rental
					Total Rental Income for	Income per	Year of
	Year Built/		Rentable		the Year Ended	Occupied Square	Lease
Property	Improvements	Date of Purchase	Square Feet	Occupancy	December 31, 2009	Foot	Expiration
7282 Willam Barry Boulevard (Cicero, NY)	2005	9/6/2007	71,880	100%	$529,743	$7.37	2020
1515 Arboretum Drive SE (Grand Rapids, MI)	2001	9/28/2007	63,235	100%	$1,029,184	$16.28	2016
4 Territorial Court (Bollingbrook, IL)	2002	9/28/2007	55,869	100%	$619,296	$11.08	2014
2349 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	16,740	100%	$404,159	$24.14	2026
2341 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	4,372	100%	$105,555	$24.14	2026
2339 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	5,488	100%	$132,498	$24.14	2026
311 Phillip Boulevard (Lawrenceville, GA)	2005	12/13/2007	12,412	100%	$349,871	$28.19	2026
2096 McGee Road (Snellville, GA)	1986	12/13/2007	3,800	100%	$90,815	$23.90	2026
7174 Wheat Street (Covington, GA)	2000	12/13/2007	5,000	100%	$119,493	$23.90	2026
1055 Haw Creek Parkway (Cumming, GA)	2004	12/13/2007	13,919	100%	$380,410	$27.33	2026
1293 Wellbrook Circle (Conyers, GA)	1994	12/13/2007	6,400	100%	$152,951	$23.90	2026
425 Gateway Drive (Reading, PA)	2007	1/29/2008	42,900	100%	$716,667	$16.71	2028
6499 University Avenue NE (Fridley, MN)	1985/2006	2/26/2008	74,160	100%	$946,380	$12.76	2013
7528 Auburn Road (Concord Township, OH)	1957/2008	3/31/2008	273,300	100%	$1,724,133	$6.31	2028
10021 Rodney Street (Pineville, NC)	1985	4/30/2008	74,950	100%	$438,282	$5.85	2028
28305 State Route 7 (Marietta, OH)	1992/2007	8/29/2008	223,458	100%	$896,743	$4.01	2028
400 Highpoint Drive (Chalfont, PA)	1987	8/29/2008	67,200	100%	$757,570	$11.27	2016

Totals			6,304,159		$41,513,977

(1)	Two tenants occupy this building, each with separate leases ending in the same year.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2009:

Year of Lease			Annualized Base	% of Annualized
Expiration	Square Feet	Number of Leases	Rental Revenue	Base Rent
2010	215,581	3	$1,409,691	3.4%
2011	—	0	—	0.0%
2012	479,982	3	4,429,605	10.7%
2013	438,422	6	4,673,341	11.3%
2014	614,132	5	3,082,200	7.4%
2015	896,876	8	6,728,265	16.2%
2016	898,257	5	4,195,157	10.1%
2017	102,200	1	922,926	2.2%
2018	59,894	1	268,042	0.7%
2019+	2,598,815	18	15,804,750	38.0%

Total	6,304,159	50	$41,513,977	100%

The following table summarizes the geographic locations of our properties for leases in place as of December 31, 2009:

		Number of	Annualized Base	% of Annualized
State	Square Feet	Leases	Rental Revenue	Base Rent
Ohio	1,185,411	11	$7,327,553	17.7%
Minnesota	547,800	3	5,211,502	12.6%
North Carolina	695,876	6	3,801,196	9.2%
Pennsylvania	623,375	4	3,043,313	7.3%
Texas	188,178	4	2,355,843	5.7%
Michigan	596,104	2	2,195,838	5.3%
Illinois	164,131	2	2,186,018	5.3%
Massachusetts	338,508	3	2,174,091	5.2%
All Other States	1,964,776	15	13,218,623	31.7%

Total	6,304,159	50	$41,513,977	100%

Item 3. Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Market under the symbol “GOOD.” The following table reflects the range of the high and low sale prices of our common stock on the Nasdaq Global Market and the distributions per share for the years ended December 31, 2009 and 2008. Distributions to stockholders are declared quarterly and paid monthly. Amounts presented represent the cumulative amount of the distributions declared for the months composing such quarter.

	Market price per share		Distributions
Quarter Ended	High	Low	Declared Per Share
3/31/2008	$18.50	$14.81	$0.375
6/30/2008	$18.50	$15.36	$0.375
9/30/2008	$17.38	$13.96	$0.375
12/31/2008	$15.89	$6.37	$0.375
3/31/2009	$10.20	$5.36	$0.375
6/30/2009	$16.21	$8.20	$0.375
9/30/2009	$14.50	$11.26	$0.375
12/31/2009	$14.19	$11.85	$0.375
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
For federal income tax purposes, distributions may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder’s basis in the shares of common stock and will not be taxable to the extent that the distribution equals or is less than the stockholder’s basis in the stock. To the extent a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares. Every year, we notify stockholders of the taxability of distributions paid to stockholders during the preceding year.
As of February 4, 2010, there were approximately 9,788 beneficial owners of our common stock.
There were no unregistered sales of securities during the fiscal year ended December 31, 2009.

Item 6. Selected Financial Data
The following selected financial data for the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005 is derived from our audited consolidated financial statements. Certain amounts from prior years’ financial statements have been reclassified to discontinued operations and these reclassifications had no effect on previously reported net income or stockholders’ equity. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Operating Data:
Total operating revenue	$42,608,937	$40,807,497	$32,690,038	$25,842,045	$12,778,005
Total operating expenses	(20,540,529)	(19,363,723)	(15,791,430)	(14,035,669)	(7,156,347)
Other expense	(17,668,460)	(16,570,753)	(10,940,394)	(8,521,419)	(2,185,509)

Income from continuing operations	4,399,948	4,873,021	5,958,214	3,284,957	3,436,149
Discontinued operations	203,100	39,926	182,015	1,087,871	165,796

Net income	$4,603,048	$4,912,947	$6,140,229	$4,372,828	$3,601,945
Dividends attributable to preferred stock	(4,093,750)	(4,093,750)	(4,093,750)	(2,186,890)	—

Net income available to common stockholders	$509,298	$819,197	$2,046,479	$2,185,938	$3,601,945

Share and Per Share Data:
Earnings per weighted average common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.04	$0.09	$0.22	$0.14	$0.45
Discontinued operations	0.02	0.01	0.02	0.14	0.02

Net income available to common stockholders	$0.06	$0.10	$0.24	$0.28	$0.47

Earnings per weighted average common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.04	$0.09	$0.22	$0.14	$0.45
Discontinued operations	0.02	0.01	0.02	0.13	0.02

Net income available to common stockholders	$0.06	$0.10	$0.24	$0.27	$0.47

Weighted average shares outstanding-basic	8,563,264	8,565,149	8,565,264	7,827,781	7,670,219
Weighted average shares outstanding-diluted	8,563,264	8,565,149	8,565,264	7,986,690	7,723,220
Cash dividends declared per common share	$1.50	$1.50	$1.44	$1.44	$0.96

Supplemental Data:
Net income available to common stockholders	$509,298	$819,197	$2,046,479	$2,185,938	$3,601,945
Real estate depreciation and amortization, including discontinued operations	13,171,703	12,704,641	10,528,458	8,349,474	3,651,119
Less: Gain on sale of real estate, net of taxes paid	(160,038)	—	(78,667)	(1,106,590)	—

Funds from operations available to common stockholders (1)	13,520,963	13,523,838	12,496,270	9,428,822	7,253,064

Ratio of earnings to combined fixed charges and preferred dividends (2)	1.0x	1.0x	1.1x	1.1x	2.4x

Balance Sheet Data:
Real estate, before accumulated depreciation	$390,753,892	$390,562,138	$340,500,406	$243,713,542	$165,043,639
Total assets	$416,865,373	$429,098,785	$378,902,689	$315,766,022	$207,046,954
Mortgage notes payable, term loan and borrowings under the line of credit	$285,961,651	$286,611,173	$226,520,471	$154,494,438	$105,118,961
Total stockholders’ equity	$118,450,542	$130,495,260	$142,368,068	$152,224,176	$98,948,536
Total common shares outstanding	8,563,264	8,565,149	8,565,264	8,565,264	7,672,000

(1)	Funds from Operations (“FFO”) was developed by The National Association of Real Estate Investment Trusts (“NAREIT”), as a relative non-GAAP (“Generally Accepted Accounting Principles in the United States”) supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to either net income (loss) as an indication of our performance or to cash flow from operations as a measure of liquidity or ability to make distributions to stockholders. Comparison of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.
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
The following table provides a reconciliation of our FFO for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share and basic and diluted net income per weighted average common share:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Net income	$4,603,048	$4,912,947	$6,140,229	$4,372,828	$3,601,945
Less: Distributions attributable to preferred stock	(4,093,750)	(4,093,750)	(4,093,750)	(2,186,890)	—

Net income available to common stockholders	509,298	819,197	2,046,479	2,185,938	3,601,945

Add: Real estate depreciation and amortization, including discontinued operations	13,171,703	12,704,641	10,528,458	8,349,474	3,651,119
Less: Gain on sale of real estate	(160,038)	—	(78,667)	(1,106,590)	—

FFO available to common stockholders	$13,520,963	$13,523,838	$12,496,270	$9,428,822	$7,253,064

Weighted average shares outstanding — basic	8,563,264	8,565,149	8,565,264	7,827,781	7,670,219
Weighted average shares outstanding — diluted	8,563,264	8,565,149	8,565,264	7,986,690	7,723,220

Basic net income per weighted average common share	$0.06	$0.10	$0.24	$0.28	$0.47

Diluted net income per weighted average common share	$0.06	$0.10	$0.24	$0.27	$0.47

Basic FFO per weighted average common share	$1.58	$1.58	$1.46	$1.20	$0.95

Diluted FFO per weighted average common share	$1.58	$1.58	$1.46	$1.18	$0.94

Distributions declared per common share	$1.50	$1.50	$1.44	$1.44	$0.96

Percentage of FFO paid per common share	95%	95%	99%	120%	102%

(2)	The calculation of the ratio of earnings to combined fixed charges and preferred distributions is below. “Earnings” consist of net income from continuing operations before fixed charges. “Fixed charges” consist of interest expense, amortization of deferred financing fees and the portion of operating lease expense that represents interest. The portion of operating lease expense that represents interest is calculated by dividing the amount of rent expense, allocated to us by our Adviser as part of the administration fee payable under the Advisory Agreement, by three.

	For the year ended	For the year ended	For the year ended	For the year ended	For the year ended
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Net income from continuing operations	$4,399,948	$4,873,021	$5,958,214	$3,284,957	$3,436,149

Add: fixed charges	22,000,728	20,963,484	15,670,067	11,490,476	2,494,245

Less: preferred distributions	(4,093,750)	(4,093,750)	(4,093,750)	(2,186,890)	—

Earnings	$22,306,926	$21,742,755	$17,534,531	$12,588,543	$5,930,394

Fixed Charges:
Interest expense	16,398,938	15,574,735	10,847,346	8,041,412	2,187,586
Amortization of deferred financing fees	1,495,598	1,283,952	717,195	1,207,198	260,098
Estimated interest component of rent	12,442	11,047	11,776	54,976	46,561
Preferred distributions	4,093,750	4,093,750	4,093,750	2,186,890	—

Total fixed charges and preferred distributions	22,000,728	20,963,484	15,670,067	11,490,476	2,494,245

Ratio of earnings to combined fixed charges and preferred distributions	1.0	1.0	1.1	1.1	2.4

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
OVERVIEW
General
We were incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At December 31, 2009, we owned 64 properties totaling approximately 6.3 million square feet, and had one mortgage loan outstanding. The total gross investment in these acquisitions, including the $10.0 million mortgage loan investment, was approximately $443.9 million at December 31, 2009.
Business Environment
The United States remains in a recession, and, as a result, conditions within the global credit markets and the U.S. real estate credit markets in particular continue to experience dislocation and stress. While we are beginning to see signs of economic improvement and stabilization in the equity markets, the debt markets are still difficult at best, and we do not know if adverse conditions will again intensify, nor are we able to gauge the full extent to which the disruptions will affect us. Additionally, conditions continue to disrupt our ability to price and finance new investment opportunities on attractive terms. We believe that it will take some time for the United States to fully recover from the recession. As a result, the continued weak economic conditions could still adversely impact the financial condition of one or more of our tenants and therefore, could make a tenant bankruptcy and payment default on the related lease or loan more likely. Currently, all of our properties are fully leased and all of our tenants and our borrower are current and paying in accordance with their leases and loan, respectively, however, we have three leases that expire in 2010, which comprise approximately 3.4% of our total annualized rental income. Two of these tenants have notified us that they will not renew their leases, and we are currently seeking new tenants for these properties In addition, we have $48.0 million of balloon principal payments due under one of our long-term mortgages in 2010, however the mortgage has three annual extension options through 2013, which we currently intend to exercise. We have no other balloon principal payments due under any of our mortgages until 2013. Our ability to make new investments is highly dependent upon external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgages secured by properties, and borrowings under our line of credit. The market for long-term mortgages remains frozen as the collateralized mortgage-backed securities, or CMBS, market has virtually disappeared. With the closure of the CMBS market, many banks are not lending on commercial real estate as they are no longer able to sell these loans to the CMBS market and are not willing or able to keep these loans on their balance sheets. We are now only seeing banks willing to issue medium-term mortgages, between two and five years, on substantially less favorable terms than were previously available. Consequently, we intend to focus on using medium-term mortgages to finance our real estate until the market for long-term mortgages returns. Our ability to increase the availability under our line of credit is dependent upon us pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only nine of our properties do not have long-term mortgages, and eight of those are pledged as collateral under our line of credit. Our line of credit matures in December 2010, and we are currently in the process of searching for replacement financing for the line of credit.
On November 4, 2009, we entered into an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which we may, from time to time, offer and sell shares of our common stock with an aggregate sales price of up to $25.0 million through or to Jefferies, for resale. To date, we have not sold any common stock under the Open Market Sale Agreement.
On November 19, 2009, we entered into a dealer manager agreement, or the Dealer Manager Agreement, with Halcyon Capital Markets, LLC, or Halcyon, pursuant to which Halcyon will act as our dealer manager in connection with a proposed continuous private offering of up to 3,333,333 shares of our newly designated senior common stock at $15.00 per share. To date, we have not sold any senior common stock under the Dealer Manager Agreement.
If we are able to raise equity capital in the near term, we will continue to invest in industrial and commercial real property as well as expand our investment portfolio to other categories, such as retail and medical properties. Furthermore, we intend to expand our mortgage lending activity to include purchasing mortgage loans from banks and CMBS pools.
However, until we are able to raise debt or equity capital, our near-term strategy is contingent upon building the value of our existing portfolio of properties by renegotiating existing leases and making capital improvements to our properties. Capital improvements will be limited to the extent we have available capital. We will continue to actively seek potential acquisitions and we will continue our strategy of making conservative investments in properties that have existing financing sufficient to weather the current economic conditions, and that are likely to produce attractive long-term returns for our stockholders.
Recent Events
Financing Activities:
On November 24, 2009, we through our wholly-owned subsidiary, Gladstone Commercial Limited Partnership, exercised our option under our existing credit agreement with KeyBank National Association, or KeyBank, and certain other parties to extend the term of our $50 million line of credit by one year, resulting in a new maturity date of December 29, 2010. The loan was originally set to expire on December 29, 2009. During the year ended December 31, 2009, we had net borrowings under our line of credit of approximately $21.7 million, with $33.2 million outstanding at December 31, 2009. The proceeds from borrowings under the line of credit were used to pay off a $20.0 million unsecured short-term loan with KeyBank and fund other capital improvements at certain of our properties.
Leasing Activities:
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
On November 18, 2009, we extended the lease with one of our tenants in our property located in Akron, Ohio for a period of five years. The lease was originally set to expire in February 2010, and will now expire in March 2015. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $160,000.

Dispositions:
On July 17, 2009, we sold our property located in Norfolk, Virginia for $1.15 million, for a gain on the sale of approximately $160,000. The proceeds from the sale were used to pay down our line of credit.
Industry Classifications
Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic region. Our largest tenant at December 31, 2009 comprised approximately 7.3% of our total rental income, and our largest concentration of properties was located in Ohio, which accounted for approximately 17.7% of our total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the year ended December 31, 2009 and 2008, respectively:

	December 31, 2009		December 31, 2008
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Automobile	$1,166,654	2.8%	$1,166,654	2.9%
Beverage, Food & Tobacco	2,188,755	5.3%	2,079,113	5.3%
Buildings and Real Estate	2,025,668	4.9%	2,013,515	5.1%
Chemicals, Plastics & Rubber	3,173,514	7.6%	2,452,628	6.2%
Containers, Packaging & Glass	2,330,246	5.6%	2,288,909	5.8%
Diversified/Conglomerate Manufacturing	3,664,686	8.8%	3,165,747	8.0%
Diversified/Conglomerate Services	308,105	0.7%	308,105	0.8%
Electronics	6,164,789	14.9%	6,165,789	15.7%
Healthcare, Education & Childcare	6,145,415	14.8%	5,719,016	14.5%
Home & Office Furnishings	529,743	1.3%	529,743	1.3%
Insurance	722,866	1.7%	722,866	1.8%
Machinery	2,389,607	5.8%	2,241,752	5.7%
Oil & Gas	1,138,136	2.7%	1,152,443	2.9%
Personal & Non-Durable Consumer Products	1,354,721	3.3%	1,355,061	3.4%
Personal, Food & Miscellaneous Services	575,006	1.4%	575,006	1.5%
Printing & Publishing	2,189,033	5.3%	2,189,602	5.5%
Telecommunications	5,447,033	13.1%	5,446,338	13.6%

	$41,513,977	100.0%	$39,572,287	100.0%

Our Adviser and Administrator
Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser and its vice chairman and chief operating officer. George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs.
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
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). During the years ended December 31, 2009, 2008 and 2007, none of these expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
Management Services and Fees under the Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, or FFO. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other REITs. Furthermore, there are no fees charged when our Adviser secures long or short term credit or arranges mortgage loans on our properties.
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

Quarterly Incentive Fee Based on FFO
Pre-incentive fee FFO
(expressed as a percentage of total common stockholders’ equity)
Percentage of pre-incentive fee FFO allocated to incentive fee
The incentive fee may be reduced because of our line of credit covenant which limits distributions to our stockholders to 95% of FFO. In order to comply with this covenant, our board of directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the years ended December 31, 2009, 2008 and 2007, which allowed us to maintain the current level of distributions to our stockholders. These waivers were applied through December 31, 2009 and any waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders, however, our Adviser is not required to issue any waiver, in whole or in part.
Administration Agreement
Under the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.
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
The allocation of the purchase price directly affects the following in our consolidated financial statements:
•	The amount of purchase price allocated to the various tangible and intangible assets on our balance sheet;

•	The amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, changes in the purchase price allocation among our assets could have a material impact on our FFO, depending on the amounts allocated between land and other depreciable assets, which is used by many REIT investors to evaluate our operating performance; and

•	The period of time that tangible and intangible assets are depreciated over varies greatly and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases, which normally range from 10 to 15 years, we depreciate our buildings over 39 years, and land is not depreciated. These differences in timing could have a material impact on our results of operations.
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

Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview-Business Environment,” we performed an impairment analysis of our entire portfolio at December 31, 2009. We concluded that none of our properties are currently impaired, and we will continue to monitor our portfolio for any indicators that may change our conclusion.
Provision for Loan Losses
Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans we have made based upon our evaluation of known and inherent risks associated with our private lending assets. Management reflects provisions for loan losses based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations. We did not make a loss allowance for our existing mortgage loan receivable as of December 31, 2009, as we believe the carrying value of the loan is fully collectible.
Recently Issued Accounting Pronouncements
Refer to Note 1 in the accompanying consolidated financial statements for a summary of all recently issued accounting pronouncements.

Results of Operations
Our weighted-average yield on the portfolio as of December 31, 2009 was approximately 9.57%. The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not take into account the interest expense incurred on the financings placed on our properties.
A comparison of our operating results for the years ended December 31, 2009 and 2008 is below:

	For the year ended December 31,
	2009	2008	$ Change	% Change
Operating revenues
Rental income	$41,513,977	$39,572,287	$1,941,690	5%
Interest income from mortgage notes receivable	760,417	898,573	(138,156)	-15%
Tenant recovery revenue	334,543	336,637	(2,094)	-1%

Total operating revenues	42,608,937	40,807,497	1,801,440	4%

Operating expenses
Depreciation and amortization	13,161,287	12,679,437	481,850	4%
Property operating expenses	915,120	875,850	39,270	4%
Due diligence expense	40,574	1,176,379	(1,135,805)	-97%
Base management fee	1,401,402	1,637,851	(236,449)	-14%
Incentive fee	3,238,634	2,831,722	406,912	14%
Administration fee	1,015,695	954,635	61,060	6%
Professional fees	649,566	521,410	128,156	25%
Insurance	203,682	173,414	30,268	17%
Directors fees	198,882	216,851	(17,969)	-8%
Stockholder related expense	236,160	298,384	(62,224)	-21%
Asset retirement obligation expense	143,089	131,472	11,617	9%
General and administrative	62,886	63,263	(377)	-1%

Total operating expenses before credit from Adviser	21,266,977	21,560,668	(293,691)	-1%

Credit to incentive fee	(726,448)	(2,196,945)	1,470,497	-67%

Total operating expenses	20,540,529	19,363,723	1,176,806	6%

Other income (expense)
Interest income from temporary investments	20,748	21,844	(1,096)	-5%
Interest income — employee loans	192,350	202,097	(9,747)	-5%
Other income	12,978	63,993	(51,015)	-80%
Interest expense	(17,894,536)	(16,858,687)	(1,035,849)	6%

Total other expense	(17,668,460)	(16,570,753)	(1,097,707)	7%

Income from continuing operations	4,399,948	4,873,021	(473,073)	-10%

Discontinued operations
Income from discontinued operations	43,062	39,926	3,136	8%
Gain on sale of real estate	160,038	—	160,038	100%

Total discontinued operations	203,100	39,926	163,174	409%

Net income	4,603,048	4,912,947	(309,899)	-6%

Distributions attributable to preferred stock	(4,093,750)	(4,093,750)	—	0%

Net income available to common stockholders	$509,298	$819,197	$(309,899)	-38%

Operating Revenues
Rental income increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily as a result of the properties acquired during the year ended December 31, 2008 that were held for the full year in 2009.
Interest income from mortgage notes receivable decreased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily because interest income on our mortgage loan is based on the London Interbank Offered Rate, or LIBOR, which has significantly decreased over the past year.
Tenant recovery revenue decreased slightly for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily as a result of a decrease in the insurance premiums on some of our properties in which the tenants reimburse us for insurance expense, partially offset by an increase in the reimbursement of ground lease payments from a tenant.
Operating Expenses
Depreciation and amortization expenses increased during the year ended December 31, 2009, as compared to the year ended December 31, 2008, as a result of the properties acquired during the year ended December 31, 2008 that were held for the full year in 2009.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased slightly during the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily because of an increase in ground lease payments coupled with repairs and maintenance performed at certain of our properties.
Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared during our due diligence work. Due diligence expenses decreased significantly for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily because of over $1.0 million of fees incurred related to a large potential acquisition that did not close during 2008. However, with the adoption of Accounting Standards Codification, or ASC, 805 “Business Combinations,” on January 1, 2009, discussed in detail in Note 1 of the accompanying consolidated financial statements, which requires us to no longer capitalize due diligence costs into the price of the acquisition, we expect our due diligence expense to increase significantly once we begin to acquire properties again.
The base management fee decreased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, as a result of a decrease in total common stockholders’ equity, the main component of the calculation. Total common stockholders’ equity decreased because distributions to common stockholders for the year ended December 31, 2009 exceeded net income during the period by approximately $8.2 million. The calculation of the base management fee is described in detail above under “—Advisory and Administration Agreements.”
The incentive fee increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to the increase in pre-incentive fee FFO as a result of our increased rental income discussed above, coupled with the decrease in total common stockholders’ equity. In addition, the amount that was credited to the incentive fee during the year ended December 31, 2009 decreased, because of an increase in operating income and a decrease in operating expenses. The calculation of the incentive fee is described in detail above under “—Advisory and Administration Agreements.”
The administration fee increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily as a result of an increase in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements, coupled with approximately $80,000 incurred by our Administrator, which was directly allocable to us, for the implementation of real estate software. The calculation of the administration fee is described in detail above under “—Advisory and Administration Agreements.”
Professional fees, consisting primarily of legal and accounting fees, increased during the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily as a result of an increase in legal and other professional fees relating to ongoing lease renegotiations and reviews of our legal work with our existing tenants.
Insurance expense consists of the premiums paid for directors’ and officers’ insurance, which is renewed annually each September. Insurance expense increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, because of an increase in the premiums for the periods from September 2008 through September 2009 and from September 2009 through September 2010.
Directors’ fees decreased during the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily as a result of one of the independent directors becoming an interested director in January 2008, and thus not being paid an annual stipend during 2009.
Stockholder related expense decreased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily as a result of decreased costs associated with printing and filing our proxy materials.
Asset retirement obligation expense increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, because of the increase in the accretion of the expense over the term of the lease including renewal periods.
General and administrative expenses remained flat for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily as a result of a decrease in the amount of travel for site visits to our properties, offset by an increase in dues and subscriptions.
Other Income and Expense
Interest income from temporary investments decreased during the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily because of lower interest rates earned on our money market accounts, partially offset by interest received in 2009 from funds held on deposit for a prospective real estate acquisition, coupled with interest earned on amounts held in reserve accounts with our lenders.
Interest income on employee loans decreased during the year ended December 31, 2009, as compared to the year ended December 31, 2008. This decrease was a result of loan payoffs by employees during 2008 and 2009, coupled with other partial principal repayments over the periods.
Other income decreased during the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily because we no longer receive management fees from our tenant in our Burnsville, Minnesota property.
Interest expense increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This was primarily a result of long-term financings, which closed during 2008, that were held for the full period during 2009.
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

Net Income Available to Common Stockholders
Net income available to common stockholders decreased for the year ended December 31, 2009, as compared to the year ended December 31, 2008. This decrease was primarily a result of increased interest expense from the increased number of properties which have long-term financing partially offset by the gain on sale of our property in Norfolk, Virginia coupled with the growth of our portfolio of investments in the past year and the corresponding increase in our revenues and the other events described above.
A comparison of our operating results for the years ended December 31, 2008 and 2007 is below:

	For the year ended December 31,
	2008	2007	$ Change	% Change
Operating revenues
Rental income	$39,572,287	$31,365,796	$8,206,491	26%
Interest income from mortgage notes receivable	898,573	1,013,889	(115,316)	-11%
Tenant recovery revenue	336,637	310,353	26,284	8%

Total operating revenues	40,807,497	32,690,038	8,117,459	25%

Operating expenses
Depreciation and amortization	12,679,437	10,503,258	2,176,179	21%
Property operating expenses	875,850	798,939	76,911	10%
Due diligence expense	1,176,379	20,968	1,155,411	5510%
Base management fee	1,637,851	1,858,120	(220,269)	-12%
Incentive fee	2,831,722	2,564,365	267,357	10%
Administration fee	954,635	837,898	116,737	14%
Professional fees	521,410	625,349	(103,939)	-17%
Insurance	173,414	214,141	(40,727)	-19%
Directors fees	216,851	229,000	(12,149)	-5%
Stockholder related expense	298,384	244,629	53,755	22%
Asset retirement obligation expense	131,472	114,821	16,651	15%
General and administrative	63,263	101,539	(38,276)	-38%

Total operating expenses before credit from Adviser	21,560,668	18,113,027	3,447,641	19%

Credit to incentive fee	(2,196,945)	(2,321,597)	124,652	-5%

Total operating expenses	19,363,723	15,791,430	3,572,293	23%

Other income (expense)
Interest income from temporary investments	21,844	354,249	(332,405)	-94%
Interest income — employee loans	202,097	222,051	(19,954)	-9%
Other income	63,993	47,847	16,146	34%
Interest expense	(16,858,687)	(11,564,541)	(5,294,146)	46%

Total other expense	(16,570,753)	(10,940,394)	(5,630,359)	51%

Income from continuing operations	4,873,021	5,958,214	(1,085,193)	-18%

Discontinued operations
Income from discontinued operations	39,926	69,989	(30,063)	-43%
Net realized income from foreign currency transactions	—	33,359	(33,359)	-100%
Taxes refunded on sale of real estate	—	78,667	(78,667)	100%

Total discontinued operations	39,926	182,015	(142,089)	-78%

Net income	4,912,947	6,140,229	(1,227,282)	-20%

Distributions attributable to preferred stock	(4,093,750)	(4,093,750)	—	0%

Net income available to common stockholders	$819,197	$2,046,479	$(1,227,282)	-60%

Operating Revenues
Rental income increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily as a result of the six properties acquired during 2008, coupled with properties acquired during 2007 that were held for the full year in 2008.
Interest income from mortgage notes receivable decreased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily because interest income on our mortgage loan is based on the London Interbank Offered Rate, or LIBOR, which significantly decreased during the year ended December 31, 2008.
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
Due diligence expense consists of fees incurred for acquisitions that did not close. The fees primarily consist of legal fees and fees incurred for third-party reports prepared during our due diligence work. Over $1.0 million of the fees incurred were related to a large potential acquisition that did not close during 2008. The base management fee decreased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, as a result of a decrease in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Investment Advisory and Administration Agreements.”
The incentive fee increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, due to the decrease in total common stockholders’ equity, coupled with the increase in FFO. The calculation of the incentive fee is described in detail above under “Investment Advisory and Administration Agreements.”
The administration fee increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily as a result of the increased number of employees of our Administrator, coupled with an increase in overhead expenses allocated by our Administrator. The calculation of the administration fee is described in detail above under “Investment Advisory and Administration Agreements.”
Professional fees, consisting primarily of legal and accounting fees, decreased during the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily as a result of a reduction in legal fees combined with fees incurred during the year ended December 31, 2007 for state tax research and costs related to the implementation of ASC 740-10-25, “Income Taxes,” which were not incurred during the year ended December 31, 2008.

Insurance expense consists of the premiums paid for directors and officers insurance, which is renewed annually each September. Insurance expense decreased for the year ended December 31, 2008, as compared to the year ended December 31, 2007, because of a decrease in the premiums for the period from September 2007 through September 2008. Premiums for directors and officers insurance increased approximately 11% for the period from September 2008 through September 2009.
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
Net Income Available to Common Stockholders
Net income available to common stockholders decreased for the year ended December 31, 2008, as compared to the year ended December 31, 2007. This decrease was primarily a result of increased interest expense from the increased number of properties which have long-term financing, partially offset by the increase in the size of our portfolio of investments in the year ended December 31, 2008 and the corresponding increase in our revenues and the other events described above.

Liquidity and Capital Resources
Future Capital Needs
At December 31, 2009, we had approximately $3.1 million in cash and cash equivalents. We have access to our existing line of credit with an available borrowing capacity of $8.3 million, and have obtained mortgages on 55 of our properties. As of December 31, 2009 we had investments in 64 real properties for a net carrying value, including intangible assets, of approximately $384.8 million and one mortgage loan receivable for $10.0 million.
As discussed in “Overview—Business Environment” above, while there have been improvements in the economy, we continue to be impacted by weak economic conditions, which have affected our ability to obtain additional mortgages, as well as our ability to borrow funds and issue equity securities, our principal sources of external financing. Until economic conditions recover, we intend to fund our existing contractual obligations with our cash flows from operations and borrowing against our existing line of credit. If economic conditions continue to improve, we are hopeful that we will be able to issue additional equity securities under our effective shelf registration statement, including pursuant to out Open Market Sale Agreement, and through a private offering of senior common stock. If we are able to raise significant equity, we would intend to use the proceeds to acquire additional properties, make mortgage loans, purchase shares of our preferred stock on the open market or pay down borrowings under our line of credit.
Our existing shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities consisting of common or preferred stock, all of which was available as of December 31, 2009. On November 4, 2009, we entered into an Open Market Sale Agreement with Jefferies under which we may, from time to time, offer and sell shares of our common stock with an aggregate sales price of up to $25.0 million through or to Jefferies for resale, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). Sales of our common stock through Jefferies, if any, will be executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices, in privately negotiated transactions, crosses or block transactions as may be agreed between us and Jefferies, including a combination of any of these transactions. We will pay Jefferies a commission, or allow a discount, as the case may be, in each case equal to 2.0% of the gross sales proceeds of any common stock sold through Jefferies as agent under the Open Market Sale Agreement. To date, we have not sold any shares of our common stock under the Open Market Sale Agreement and there is no guarantee that we will sell any common stock under the agreement in the future. In addition, on November 19, 2009, we entered into a dealer manager agreement with Halcyon who will act as our dealer manager in connection with a proposed continuous private offering of up to 3,333,333 shares of our newly designated senior common stock at $15.00 per share. This offering is only being made to accredited investors. To date, we have not sold any shares of senior common stock under the Dealer Manager Agreement and there can be no assurances that we will sell any senior common stock under the agreement in the future.
As banks begin lending again we intend to obtain mortgages on any additional acquired properties by collateralizing the mortgages with some or all of our real property, or by borrowing against our existing line of credit. We may also use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We have $48.0 million of balloon principal payments due under one of our long-term mortgages in 2010, however the mortgage has three annual extension options through 2013, which we currently intend to exercise. We have no other balloon principal payments due under any of our mortgages until 2013.
We also need sufficient capital to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, and fund our current operating costs. We may require credits to our management fees, issued from our Adviser, in order to meet these obligations, although our Adviser is under no obligation to provide such credits, in whole or in part. We routinely review our liquidity requirements, and we believe that our current cash flows from operations, coupled with our current availability on our line of credit, are sufficient to continue operations and pay distributions to our stockholders.
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2009 was approximately $17.0 million, compared to net cash provided by operating activities of approximately $17.6 million for the year ended December 31, 2008. The decrease in net cash provided by operating activities was primarily a result of an increase in the amount of the net incentive fee paid to our Adviser. A majority of cash from operating activities is generated from the rental payments we receive from our tenants and the interest payments we receive from our borrower. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit, distributions to our stockholders, management fees to our Adviser, and other entity level expenses.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2009 was approximately $830,000, which primarily consisted of tenant improvements performed at our property located in Maple Heights, Ohio and net payments to lenders for reserves and leasing commissions paid related to the extension of the lease for our property located in Eatontown, New Jersey, partially offset by proceeds from the sale of our property located in Norfolk, Virginia, as compared to net cash used in investing activities during the year ended December 31, 2008 of approximately $50.8 million, which primarily consisted of the purchase of six properties. We have not purchased any properties since August 2008 because of the lack of access to capital as discussed in “Overview-Business Environment” above, which resulted in the significant decrease in the cash used in investing activities from 2008 to 2009.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2009 was approximately $17.6 million, which primarily consisted of repayment of our short-term loan, repayments on our line of credit, principal repayments on mortgage notes payable and distributions paid to our stockholders, partially offset by borrowings on our line of credit. Net cash provided by financing activities for the year ended December 31, 2008 was approximately $36.3 million, which primarily consisted of the proceeds from borrowings from mortgage notes payable and borrowings on our line of credit, partially offset by principal repayments on mortgage notes payable, repayments on our line of credit, distributions paid to our stockholders and payments for deferred financing costs.
Mortgage Notes Payable
As of December 31, 2009 we had 16 fixed-rate mortgage notes payable in the aggregate principal amount of approximately $252.8 million, collateralized by a total of 55 properties with terms at issuance ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2009 was approximately 6.0%.
Line of Credit
We have a $50.0 million senior revolving credit agreement, or Credit Agreement, with a syndicate of banks led by KeyBank National Association, or KeyBank, which matures on December 29, 2010. On June 30, 2009, we amended our Credit Agreement to reduce our commitment from $95.0 million to $50.0 million, in exchange for modifications to certain terms under the Credit Agreement. The definition of FFO was modified to exclude from the calculation of FFO acquisition related costs that are required to be expensed under ASC 805. In addition, the aggregate amount we can issue under the Credit Agreement as letters of credit was reduced from $20.0 million to $10.5 million.

The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to us continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO less those acquisition related costs that are required to be expensed under ASC 805. In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. KeyBank requested that we obtain updated appraisals for the properties pledged \under the line of credit as borrowing base collateral in connection with the extension of the Credit Agreement. As a result, the maximum amount we may draw under the Credit Agreement was reduced to approximately $45.1 million. Furthermore, those properties that are pledged as collateral to the banks are pledged through a perfected first priority lien in the equity interest of the special purpose entity, or SPE, that owns the property. In addition, Gladstone Commercial Limited Partnership, a Delaware limited partnership that owns the SPEs, or the Operating Partnership, is precluded from transferring the SPEs or unconsolidated affiliates to us.
If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the removed property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. The availability under the line of credit will also be reduced by letters of credit used in the ordinary course of business. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of December 31, 2009, there was $33.2 million outstanding under the line of credit at an interest rate of approximately 2.2%, and approximately $3.6 million outstanding under letters of credit at a weighted average interest rate of approximately 2.0%. At December 31, 2009, the remaining borrowing capacity available under the line of credit was approximately $8.3 million. We were in compliance with all covenants under the Credit Agreement as of December 31, 2009.
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

Contractual Obligations
The following table reflects our significant contractual obligations as of December 31, 2009:

	Payments Due by Period
		Less than 1			More than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years
Debt Obligations (1)	$285,961,651	$83,770,508	$5,878,841	$32,233,838	$164,078,464
Interest on Debt Obligations (2)	78,727,727	15,724,516	23,698,172	21,930,064	17,374,975
Capital Lease Obligations (3)	300,000	—	—	300,000	—
Operating Lease Obligations (4)	1,753,868	152,510	305,020	305,020	991,318

Total	$366,743,246	$99,647,534	$29,882,033	$54,768,922	$182,444,757

(1)	Debt obligations represent borrowings under our line of credit, which represents $33.2 million of the debt obligation due in less than 1 year, and mortgage notes payable that were outstanding as of December 31, 2009. The line of credit matures in December 2010. The $48.0 million mortgage note issued in September 2008 matures in October 2010, and we expect to exercise our options to extend the term through October 2013.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable, thus the amount of interest calculated for purposes of this table was based upon rates and balances as of December 31, 2009.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of December 31, 2009.

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
To illustrate the potential impact of changes in interest rates on our net income for the years ended December 31, 2009 and 2008, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the impact of a 1% increase and 1% decrease in the one month LIBOR for the years ended December 31, 2009 and 2008.

	For the year ended December 31,
	2009	2008
1% increase in the one month LIBOR
Rental & interest income	$5	$106,031
Interest expense	336,611	320,250

Net decrease	$(336,606)	$(214,219)

Net income available to common stockholders (as reported)	$509,298	$819,197
Net decrease as percentage of Net income available to common stockholders (as reported)	-66.1%	-26.1%

1% decrease in the one month LIBOR

Rental & interest income	$—	$(96,882)
Interest expense	$(336,611)	$(320,250)

Net increase	$336,611	$223,368

Net income available to common stockholders	$509,298	$819,197
Net increase as percentage of Net income available to common stockholders	66.1%	27.3%
As of December 31, 2009, the fair value of our fixed rate debt outstanding was approximately $239.1 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at December 31, 2009, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by approximately $9.6 million and $10.2 million, respectively.

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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
February 24, 2010

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Gladstone Commercial Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Commercial Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
McLean, VA
February 24, 2010

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
Real estate, at cost	$390,753,892	$390,562,138
Less: accumulated depreciation	34,111,952	24,757,576

Total real estate, net	356,641,940	365,804,562

Lease intangibles, net	28,177,461	31,533,843
Mortgage note receivable	10,000,000	10,000,000
Cash and cash equivalents	3,096,598	4,503,578
Restricted cash	2,633,538	2,677,561
Funds held in escrow	2,487,680	2,150,919
Deferred rent receivable	8,975,196	7,228,811
Deferred financing costs, net	3,136,055	4,383,446
Due from adviser (Refer to Note 2)	—	108,898
Prepaid expenses and other assets	1,716,905	707,167

TOTAL ASSETS	$416,865,373	$429,098,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$252,761,651	$255,111,173
Short-term loan and borrowings under line of credit	33,200,000	31,500,000
Deferred rent liability	3,213,195	3,147,472
Asset retirement obligation liability	2,305,644	2,190,192
Accounts payable and accrued expenses	2,086,741	2,673,787
Due to adviser (Refer to Note 2)	1,213,640	—
Obligation under capital lease	247,686	235,378
Rent received in advance, security deposits and funds held in escrow	3,386,274	3,745,523

Total Liabilities	298,414,831	298,603,525

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding	2,150	2,150
Common stock, $0.001 par value, 47,700,000 shares authorized and 8,563,264 shares issued and outstanding	8,563	8,563
Additional paid in capital	170,622,581	170,622,581
Notes receivable — employees	(2,304,999)	(2,595,886)
Distributions in excess of accumulated earnings	(49,877,753)	(37,542,148)

Total Stockholders’ Equity	118,450,542	130,495,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$416,865,373	$429,098,785

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2009	2008	2007
Operating revenues
Rental income	$41,513,977	$39,572,287	$31,365,796
Interest income from mortgage note receivable	760,417	898,573	1,013,889
Tenant recovery revenue	334,543	336,637	310,353

Total operating revenues	42,608,937	40,807,497	32,690,038

Operating expenses
Depreciation and amortization	13,161,287	12,679,437	10,503,258
Property operating expenses	915,120	875,850	798,939
Due diligence expense	40,574	1,176,379	20,968
Base management fee (Refer to Note 2)	1,401,402	1,637,851	1,858,120
Incentive fee (Refer to Note 2)	3,238,634	2,831,722	2,564,365
Administration fee (Refer to Note 2)	1,015,695	954,635	837,898
Professional fees	649,566	521,410	625,349
Insurance	203,682	173,414	214,141
Directors fees	198,882	216,851	229,000
Stockholder related expenses	236,160	298,384	244,629
Asset retirement obligation expense	143,089	131,472	114,821
General and administrative	62,886	63,263	101,539

Total operating expenses before credit from Adviser	21,266,977	21,560,668	18,113,027

Credit to incentive fee	(726,448)	(2,196,945)	(2,321,597)

Total operating expenses	20,540,529	19,363,723	15,791,430

Other income (expense)
Interest income from temporary investments	20,748	21,844	354,249
Interest income — employee loans	192,350	202,097	222,051
Other income	12,978	63,993	47,847
Interest expense	(17,894,536)	(16,858,687)	(11,564,541)

Total other expense	(17,668,460)	(16,570,753)	(10,940,394)

Income from continuing operations	4,399,948	4,873,021	5,958,214

Discontinued operations
Income from discontinued operations	43,062	39,926	69,989
Net realized income from foreign currency transactions	—	—	33,359
Gain on sale of real estate	160,038	—	—
Taxes refunded on sale of real estate	—	—	78,667

Total discontinued operations	203,100	39,926	182,015

Net income	4,603,048	4,912,947	6,140,229

Distributions attributable to preferred stock	(4,093,750)	(4,093,750)	(4,093,750)

Net income available to common stockholders	$509,298	$819,197	$2,046,479

Earnings per weighted average common share — basic & diluted
Income from continuing operations (net of distributions attributable to preferred stock)	$0.04	$0.09	$0.22
Discontinued operations	0.02	0.01	0.02

Net income available to common stockholders	$0.06	$0.10	$0.24

Weighted average shares outstanding — basic & diluted	8,563,264	8,565,149	8,565,264

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Preferred	Common	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity

Balance at December 31, 2006	$2,150	$8,565	$170,640,979	$(3,201,322)	$(15,226,196)	$152,224,176

Repayment of Principal on Notes Receivable	—	—	—	431,399	—	431,399

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(16,427,736)	(16,427,736)

Net income	—	—	—	—	6,140,229	6,140,229

Balance at December 31, 2007	$2,150	$8,565	$170,640,979	$(2,769,923)	$(25,513,703)	$142,368,068

Forfeiture of Common Stock	—	(2)	(18,398)	—	—	(18,400)

Repayment of Principal on Notes Receivable	—	—	—	174,037	—	174,037

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(16,941,392)	(16,941,392)

Net income	—	—	—	—	4,912,947	4,912,947

Balance at December 31, 2008	$2,150	$8,563	$170,622,581	$(2,595,886)	$(37,542,148)	$130,495,260

Repayment of Principal on Notes Receivable	—	—	—	45,887	—	45,887

Reclassification of Loan Balance to Other Assets	—	—	—	245,000	—	245,000

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	(16,938,653)	(16,938,653)

Net income	—	—	—	—	4,603,048	4,603,048

Balance at December 31, 2009	$2,150	$8,563	$170,622,581	$(2,304,999)	$(49,877,753)	$118,450,542

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$4,603,048	$4,912,947	$6,140,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	13,171,703	12,704,641	10,528,458
Amortization of deferred financing costs	1,491,389	1,283,956	717,195
Amortization of deferred rent asset and liability, net	(532,068)	(532,066)	(532,068)
Accretion of obligation under capital lease	12,309	10,311	—
Asset retirement obligation expense, including discontinued operations	143,550	133,244	116,478
Gain on sale of real estate	(160,038)	—	—
(Increase) decrease in prepaid expenses and other assets	(959,738)	172,096	64,990
Increase in deferred rent receivable and deferred rent liability, net	(1,177,167)	(2,387,509)	(1,741,016)
Increase in accounts payable, accrued expenses, and amount due adviser	735,492	1,001,639	625,398
(Decrease) increase in rent received in advance	(315,223)	275,916	176,145

Net cash provided by operating activities	17,013,257	17,575,175	16,095,809

Cash flows from investing activities:
Real estate investments	(1,139,711)	(49,359,852)	(105,599,587)
Leasing commissions paid	(441,745)	—	—
Proceeds from sale of real estate	1,089,269	—	—
Receipts from lenders for reserves held in escrow	1,465,133	874,227	1,603,309
Payments to lenders for reserves held in escrow	(1,801,894)	(1,623,452)	(1,369,186)
Decrease (increase) in restricted cash	44,023	(763,494)	(688,905)
Deposits on future acquisitions	(250,000)	(1,650,000)	(2,110,000)
Deposits refunded or applied against real estate investments	200,000	1,750,000	2,110,000

Net cash used in investing activities	(834,925)	(50,772,571)	(106,054,369)

Cash flows from financing activities:
Borrowings under mortgage notes payable	—	48,015,000	48,521,690
Principal repayments on mortgage notes payable	(2,349,522)	(1,485,901)	(895,657)
Principal repayments on employee notes receivable	290,887	155,637	431,399
Borrowings from line of credit	57,600,000	76,900,000	65,500,000
Repayments on line of credit	(35,900,000)	(69,800,000)	(41,100,000)
Repayment of short-term loan	(20,000,000)	—	—
Receipts from tenants for reserves	4,454,102	2,391,360	2,023,019
Payments to tenants from reserves	(4,526,409)	(2,159,671)	(1,710,685)
Increase in security deposits	28,282	531,806	376,572
Payments for deferred financing costs	(243,999)	(1,262,273)	(1,409,320)
Distributions paid for common and preferred	(16,938,653)	(16,941,392)	(16,427,736)

Net cash (used in) provided by financing activities	(17,585,312)	36,344,566	55,309,282

Net (decrease) increase in cash and cash equivalents	(1,406,980)	3,147,170	(34,649,278)
Cash and cash equivalents, beginning of year	4,503,578	1,356,408	36,005,686

Cash and cash equivalents, end of year	$3,096,598	$4,503,578	$1,356,408

Cash paid during year for interest	$16,558,955	$14,337,944	$10,693,440

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION

Additions to real estate included in accounts payable, accrued expenses, and amount due adviser	$—	$—	$81,400

Increase in asset retirement obligation	$—	$245,196	$180,458

Fixed rate debt assumed in connection with acquisitions	$—	$6,461,603	$4,506,689

Obligation under capital lease	$—	$225,068	$—

Forfeiture of common stock in satisfaction of employee note receivable	$—	$18,400	$—

Reclassificaton of principal on employee note (Refer to Note 8)	$245,000	$—	$—

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

Investments in Real Estate
The Company records investments in real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset. The Company expenses costs of repairs and maintenance as incurred. The Company computes depreciation using the straight-line method over the estimated useful life or 39 years for buildings and improvements, five to seven years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was approximately $9.4 million, $9.0 million and $7.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was approximately $253,000 for each of the years ended December 31, 2009, 2008 and 2007, respectively. The capitalized below-market lease values, included in the accompanying balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was approximately $786,000 for each of the years ended December 31, 2009, 2008 and 2007, respectively.
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

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets, including discontinued operations, was approximately $3.7 million, $3.7 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
In light of current economic conditions, the Company performed an impairment analysis of its entire portfolio at December 31, 2009. In performing the analysis, the Company considered such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether the carrying value of the real estate has decreased. The Company concluded that none of its properties were impaired, and will continue to monitor its portfolio for any indicators that may change this conclusion.
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
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents; except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. All of the Company’s cash and cash equivalents at December 31, 2009 were held in the custody of one financial institution, and the Company’s balance at times may exceed federally insurable limits.

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
Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method over the term of the financing secured. The Company made payments of approximately $244,000, $1.3 million and $1.4 million for deferred financing costs during the years ended December 31, 2009, 2008 and 2007, respectively. Total amortization expense related to deferred financing costs was approximately $1.5 million, $1.3 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of accounts receivable, interest receivable, prepaid assets, a note receivable from a former employee and deposits on real estate.
Obligation Under Capital Lease
In conjunction with the Company’s acquisition of a building in Fridley, Minnesota in February 2008, the Company acquired a ground lease on the parking lot of the building, which had a purchase obligation to acquire the land under the ground lease at the end of the term in April 2014 for $300,000. In accordance with ASC 840-10-25, “Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding present value of the obligation under the capital lease. The Company recorded total interest expense related to the accretion of the capital lease obligation of approximately $12,000 and $10,000 for the years ended December 31, 2009 and 2008, respectively.
Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of the Company’s leases contain rental increases at specified intervals. The Company recognizes such revenues on a straight-line basis by averaging the non-cancelable rental revenues over the lease terms. Deferred rent receivable in the accompanying balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an allowance for uncollectible accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of December 31, 2009.

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
Tenant recovery revenue includes payments from tenants as reimbursements for franchises taxes, management fees, insurance, and ground lease payments. The Company recognizes tenant recovery revenue in the same periods that it incurs the related expenses.
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
Asset Retirement Obligations
ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The Company accrued a liability during the year ended December 31, 2008 of approximately $245,000 related to properties acquired during the period, which reflected the present value of the future obligation. There was no liability accrued during the year ended December 31, 2009. The Company also recorded expense, including discontinued operations, of approximately $144,000, $133,000 and $116,000 during the years ended December 31, 2009, 2008 and 2007, respectively, related to the cumulative accretion of the obligation.
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
Recently Issued Accounting Pronouncements
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”) also known as ASC 105, “Generally Accepted Accounting Principles.” ASC 105 establishes the FASB Accounting Standards Codification and identifies it as the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP was not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this pronouncement during the quarter ended September 30, 2009, and the adoption had no material impact on the Company’s results of operations.
ASC 805, “Business Combinations,” requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. ASC 805-10-25-23 requires that all expenses related to an acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting. ASC 805 is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company adopted this pronouncement effective for the fiscal year beginning January 1, 2009, and the adoption could have a significant impact on its results of operations because of the requirement to expense costs associated with acquisitions rather than capitalize the costs as the Company has done in the past. There was no significant impact from the adoption of this pronouncement during the year ended December 31, 2009, because there was limited activity during the period related to potential acquisitions.
ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of ASC 820-10 had no impact on the Company’s results of operations.
ASC 820-10-35-15A, “Fair Value Measurements and Disclosures,” further clarifies the application of ASC 820-1- in a market that is not active. More specifically, ASC 820-10-35-51E states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. ASC 820-10-35-55A provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, ASC 820-10-35-55B provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying the guidance are accounted for as a change in accounting estimate. The Company adopted these pronouncements during the quarter ended December 31, 2008, and the adoption had no material impact on the Company’s results of operations.
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
ASC 825-10-50, “Financial Instruments,” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, whether recognized or not recognized in the statement of financial position. The guidance in ASC 825-10-50 is effective for interim periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this pronouncement during the quarter ended March 31, 2009, and the adoption had no material impact on the Company’s results of operations.
ASC 855-10-50, “Subsequent Events,” requires disclosure of the date through which an entity has evaluated subsequent events and defines the types of subsequent events that should be recognized or nonrecognized. ASC 855-10-50 is effective for interim or annual periods ending after June 15, 2009. The Company adopted this pronouncement during the quarter ended June 30, 2009, and the adoption had no material impact on the reporting of the Company’s subsequent events.
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
ASC 810-10-25-38, “Consolidation,” amends the consolidation guidance for variable-interest entities (“VIE”) and requires an enterprise to qualitatively assess the determination of the primary beneficiary (the “consolidator”) of a VIE based on whether the entity has the power to direct matters that most significantly impact the activities of the VIE, and had the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810 is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the impact from adopting this standard on the Company’s results of operations.
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
Reclassifications
Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation. The Company’s property located in Norfolk, Virginia was classified as held for sale during the quarter ended June 30, 2009 and, as a result, the results of operations related to this property for all years presented were reclassified from continuing operations to discontinued operations. These reclassifications had no effect on previously reported net income or stockholders’ equity.
2. Related Party Transactions
The Company is externally managed pursuant to contractual arrangements with its Adviser and Gladstone Administration, LLC (the “Administrator”), under which its Adviser and Administrator employ all of the Company’s personnel and pays their payroll, benefits, and general expenses directly. The Company has an advisory agreement with its Adviser (the “Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with its Administrator. The management services and fees under the Advisory and Administration Agreements are described below. As of December 31, 2009, approximately $1.2 million was due to the Adviser, and as of December 31, 2008, approximately $0.1 was due from the Adviser.
Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations (“FFO”). For the years ended December 31, 2009, 2008 and 2007, the Company recorded a base management fee of approximately $1.4 million, $1.6 million and $1.9 million, respectively. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total stockholders’ equity, less the recorded value of any preferred stock. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s pre-incentive fee FFO. The Adviser also receives an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875%.
For the years ended December 31, 2009, 2008 and 2007, the Company recorded an incentive fee of approximately $3.2 million, $2.8 million and $2.6 million, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $0.7 million, $2.2 million and $2.3 million, respectively, for a net incentive fee for the years ended December 31, 2009, 2008 and 2007, of approximately $2.5 million, $0.6 million and $0.3 million, respectively. The board of directors of the Company accepted the Adviser’s offer to waive on a quarterly basis a portion of the incentive fee for the years ended December 31, 2009, 2008 and 2007 in order to support the current level of distributions to the Company’s stockholders. These waivers were applied through December 31, 2009 and any waived fees may not be recouped by the Adviser in the future.
Administration Agreement
Under the Administration Agreement, the Company pays separately for its allocable portion of the Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the years ended

December 31, 2009, 2008 and 2007 the Company recorded an administration fee of approximately $1.0 million, $1.0 million and $0.8 million, respectively.
3. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007:

	For the year ended December 31,
	2009	2008	2007
Net income available to common stockholders	$509,298	$819,197	$2,046,479
Denominator for basic & diluted weighted average shares	8,563,264	8,565,149	8,565,264

Basic & diluted earnings per common share	$0.06	$0.10	$0.24

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
Real estate:
Land	$55,025,707	(1)	$55,226,042	(1)
Building and improvements	325,907,479		325,515,390
Tenant improvements	9,820,706		9,820,706
Accumulated depreciation	(34,111,952)		(24,757,576)

Real estate, net	$356,641,940		$365,804,562

(1)	Includes land held under a capital lease carried at approximately $1.1 million.
On May 19, 2009, the Company extended the lease with one of its tenants in its property located in Eatontown, New Jersey for a period of 15 years, and the tenant has two options to extend the lease for additional periods of 5 years each. The lease was originally set to expire in August 2011, and will now expire in April 2024. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $540,000.
On November 18, 2009, the Company extended the lease with one of its tenants in its property located in Akron, Ohio for a period of five years. The lease was originally set to expire in February 2010, and will now expire in March 2015. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $160,000.

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses and future operating lease payments for discontinued operations, in effect at December 31, 2009, were as follows:

Tenant
Year	Lease Payments
2010	$38,922,256
2011	38,657,936
2012	38,751,645
2013	33,402,994
2014	29,172,473
Thereafter	160,527,477
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at December 31, 2009 was approximately $6.0 million, and the total annual ground lease payments on the Tulsa, Oklahoma property was approximately $153,000.
Intangible Assets
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	December 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization

In-place leases	$15,935,445	$(6,741,817)	$15,981,245	$(5,079,343)
Leasing costs	10,053,004	(3,832,623)	9,662,731	(2,987,360)
Customer relationships	17,136,501	(4,373,049)	17,136,501	(3,179,931)

	$43,124,950	$(14,947,489)	$42,780,477	$(11,246,634)

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Estimated
Year	Amortization Expense
2010	5,610,770
2011	5,047,473
2012	4,309,990
2013	2,310,995
2014	2,051,524
Thereafter	$8,846,709

5. Real Estate Held for Sale and Discontinued Operations
As of June 30, 2009, the Company classified its property located in Norfolk, Virginia as held for sale under the provisions of ASC 360-10, which requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in both current and prior periods presented. The Company received an unsolicited offer from a buyer for this property. On July 17, 2009, the Company sold this property for $1.15 million, for a gain on the sale of approximately $160,000.
In addition, on July 21, 2006, the Company sold its two Canadian properties and the Company continues to incur legal fees related to the dissolution of the remaining Canadian entities. The table below summarizes the components of income from discontinued operations:

	For the year ended December 31,
	2009	2008	2007

Operating revenue	$56,202	$103,501	$103,501
Operating expense	(13,140)	(63,575)	(33,512)
Net realized income from foreign currency transactions	—	—	33,359
Taxes refunded on sale of real estate	—	—	78,667
Gain on sale of real estate	160,038	—	—

Income from discontinued operations	$203,100	$39,926	$182,015

6. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million, collateralized by an office building in McLean, Virginia, where the Company’s Adviser and Administrator are subtenants in the building. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month London Interbank Offered Rate (“LIBOR”) rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term. At December 31, 2009, the interest rate was 7.5%.
The fair market value of the mortgage note receivable as of December 31, 2009 was approximately $9.5 million, as compared to the carrying value stated above of approximately $10.0 million. The fair market value is calculated based on a discounted cash flow analysis, using an interest rate based on management’s estimate of the interest rate on a mortgage note receivable with comparable terms.

7. Mortgage Notes Payable, Line of Credit and Short-Term Loan
The Company’s mortgage notes payable, line of credit and short-term loan as of December 31, 2009 and December 31, 2008 are summarized below:

	Date of	Principal		Stated Interest Rate	Principal Balance Outstanding
	Issuance/	Maturity		at December 31,	December 31,	December 31,
	Assumption	Date		2009 (1)	2009	2008

Fixed-Rate Mortgage Notes Payable:

	03/16/05	04/01/30		6.33%	$2,884,908	$2,948,753
	08/25/05	09/01/15		5.33%	21,093,917	21,399,644
	09/12/05	09/01/15		5.21%	12,389,647	12,560,673
	12/21/05	12/08/15		5.71%	18,991,934	19,241,117
	02/21/06	12/01/13		5.91%	9,188,044	9,344,908
	02/21/06	06/30/14		5.20%	19,116,277	19,472,740
	03/29/06	04/01/16		5.92%	17,000,000	17,000,000
	04/27/06	05/05/16		6.58%	14,009,918	14,281,616
	11/22/06	12/01/16		5.76%	14,136,921	14,309,000
	12/22/06	01/01/17		5.79%	21,605,106	21,846,000
	02/08/07	03/01/17		6.00%	13,775,000	13,775,000
	06/05/07	06/08/17		6.11%	14,240,000	14,240,000
	09/06/07	12/11/15		5.81%	4,361,144	4,426,393
	10/15/07	11/08/17		6.63%	15,657,330	15,828,612
	08/29/08	06/01/16		6.80%	6,296,505	6,421,717
	09/15/08	10/01/10	(2)	6.85%	48,015,000	48,015,000

Total Fixed-Rate Mortgage Notes Payable:					252,761,651	255,111,173

Variable-Rate Line of Credit:	12/29/06	12/29/10	(3)	LIBOR + 1.9%	33,200,000	11,500,000

Variable-Rate Short-Term Loan:	12/21/07	06/20/09	(4)	LIBOR + 2.75%	—	20,000,000

Total Mortgage Notes Payable, Line of Credit and Short-Term Loan					$285,961,651	$286,611,173

(1)	The weighted average interest rate on all debt outstanding at December 31, 2009 was approximately 5.59%.

(2)	This note has three annual extension options, which extends the term of the note until October 1, 2013.

(3)	The line of credit was extended for a one-year period through December 29, 2010.

(4)	The short-term loan was repaid in full on March 31, 2009.
Mortgage Notes Payable
As of December 31, 2009, the Company had 16 fixed-rate mortgage notes payable, collateralized by a total of 55 properties. The obligors under each of these notes are wholly-owned separate borrowing entities, which own the real estate collateral. The Company is not a co-borrower but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property, resulting from a borrower’s gross negligence or willful misconduct. The Company also indemnifies lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of December 31, 2009 was approximately 6.0%.
The fair market value of all fixed-rate mortgage notes payable outstanding as of December 31, 2009 was approximately $239.1 million, as compared to the carrying value stated above of approximately $252.8 million. The fair market value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of interest rates on long-term debt with comparable terms.

Scheduled principal payments of mortgage notes payable are as follows:

	Scheduled principal
Year	payments
2010	$50,570,506	(1)
2011	2,795,411
2012	3,083,429
2013	11,840,020
2014	20,401,572
Thereafter	164,070,713

	$252,761,651

(1)	The $48.0 million mortgage note issued in September 2008 matures in October 2010, and we expect to exercise our options to extend through October 2013.
Line of Credit
The Company has a $50.0 million senior revolving credit agreement (the “Credit Agreement”) with a syndicate of banks led by KeyBank National Association (“KeyBank”), which matures on December 29, 2010. On June 30, 2009, the Company amended its Credit Agreement to reduce its commitment from $95.0 million to $50.0 million, in exchange for modifications to certain terms under the Credit Agreement. The definition of FFO was modified to exclude from the calculation of FFO acquisition related costs that are required to be expensed under ASC 805. In addition, the aggregate amount the Company can issue under the Credit Agreement as letters of credit was reduced from $20.0 million to $10.5 million.
The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company continuing to meet customary lending requirements such as compliance with financial and operating covenants and meeting certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its FFO less those acquisition related costs that are required to be expensed under ASC 805. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. KeyBank requested that the Company obtain updated appraisals for the properties pledged under the line of credit as borrowing base collateral in connection with the extension of the Credit Agreement. As a result, the maximum amount that the Company may draw under the Credit Agreement was reduced to approximately $45.1 million. Furthermore, those properties that are pledged as collateral to the banks are pledged through a perfected first priority lien in the equity interest of the special purpose entity (“SPE”) that owns the property. In addition the Operating Partnership, which is the entity that owns the SPEs, is precluded from transferring the SPEs or unconsolidated affiliates to the Company.
If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the Credit Agreement by the advanced amount of the removed property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge such properties to obtain additional advances under this agreement. The availability under the line of credit may also be reduced by letters of credit used in the ordinary course of business. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of December 31, 2009, there was $33.2 million outstanding under the line of credit at an interest rate of approximately 2.2%, and approximately $3.6 million outstanding pursuant to letters of credit at a weighted average interest rate of approximately 2.0%. At December 31, 2009, the remaining borrowing capacity available under the line of credit was approximately $8.3 million. The Company was in compliance with all covenants under the Credit

Agreement as of December 31, 2009. The amount outstanding on the line of credit as of December 31, 2009 approximates fair market value, because the debt is short-term and variable rate.
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
8. Stockholders’ Equity
Distributions paid per common share for the years ended December 31, 2009, 2008 and 2007 were $1.50, $1.50 and $1.44 per share, respectively. Distributions paid per share of Series A Preferred Stock for each of the years ended December 31, 2009, 2008 and 2007 were approximately $1.94 per share. Distributions paid per share of Series B Preferred Stock for each of the years ended December 31, 2009, 2008 and 2007 were approximately $1.88 per share. For Federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains or return of capital. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary	Return of	Long-Term
	Income	Capital	Capital Gains

Common Stock
For the year ended December 31, 2007	25.86040%	74.13960%	0.00000%
For the year ended December 31, 2008	9.26770%	90.73230%	0.00000%
For the year ended December 31, 2009	6.04080%	93.95920%	0.00000%

Series A Preferred Stock
For the year ended December 31, 2007	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2008	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2009	100.00000%	0.00000%	0.00000%

Series B Preferred Stock
For the year ended December 31, 2007	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2008	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2009	100.00000%	0.00000%	0.00000%

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
			Amount of	Balance of		Outstanding
	Number of	Strike Price	Promissory Note	Employee		Balance of	Maturity	Interest
	Options	of Options	Issued to	Loans at		Employee Loans	Date of	Rate on
Date Issued	Exercised	Exercised	Employees	12/31/09		at 12/31/08	Note	Note

Sep 2004	25,000	$15.00	$375,000	$358,405		$365,927	Sep 2013	5.00%
Apr 2006	12,422	16.10	199,994	199,994		199,994	Apr 2015	7.77%
May 2006	50,000	16.85	842,500	842,500		842,500	May 2016	7.87%
May 2006	15,000	16.10	241,500	241,500		241,500	May 2016	7.87%
May 2006	2,500	16.01	40,000	—	(1)	38,365	May 2016	7.87%
May 2006	2,000	16.10	32,200	32,200		32,200	May 2016	7.87%
May 2006	2,000	16.10	32,200	32,200		32,200	May 2016	7.87%
May 2006	2,000	15.00	30,000	30,000		30,000	May 2016	7.87%
Oct 2006	12,000	16.10	193,200	193,200		193,200	Oct 2015	8.17%
Nov 2006	25,000	15.00	375,000	—	(2)	245,000	Dec 2016	8.15%
Nov 2006	25,000	15.00	375,000	375,000		375,000	Nov 2015	8.15%

	172,922		$2,736,594	$2,304,999		$2,595,886

(1)	This loan was paid in full on July 1, 2009.

(2)	This loan was to a former employee of the Adviser and accordingly was transferred from notes receivable — employees to other assets in connection with the that employee’s termination of employment with the Adviser and the later amendment of the loan. The interest on the loan from the date the employee stopped working for the Adviser is included in other income on the consolidated statement of operations.
In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as loans to employees and are included in the equity section of the accompanying consolidated balance sheets.
On November 4, 2009, the Company entered into an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which it may, from time to time, offer and sell shares of its common stock with an aggregate sales price of up to $25.0 million through or to Jefferies, for resale. To date, the Company has not sold any common stock under the Open Market Sale Agreement.
On November 19, 2009, the Company entered into a dealer manager agreement, or the Dealer Manager Agreement, with Halcyon Capital Markets, LLC, or Halcyon, pursuant to which Halcyon will act as its dealer manager in connection with a proposed continuous private offering of up to 3,333,333 shares of its newly designated senior common stock at $15.00 per share. To date, the Company has not sold any senior common stock under the Dealer Manager Agreement.
9. Segment Information
As of December 31, 2009, the Company’s operations were derived from two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users and the other segment extends mortgage loans and collects principal and interest payments. The amounts included under the “other” column in the tables below include other income, which consists of interest income from temporary investments and employee loans and any other miscellaneous income earned, and operating and other expenses that were not specifically derived from either operating segment.
The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the years ended December 31, 2009, 2008 and 2007:

	As of and for the year ended December 31, 2009
	Real Estate	Real Estate
	Leasing	Lending	Other		Total

Operating revenues	$41,848,520	$760,417	$—		$42,608,937
Operating expenses	(14,260,070)	—	(6,280,459	)(1)	(20,540,529)
Other expense	(16,480,535)	—	(1,187,925	)(2)	(17,668,460)
Discontinued operations	203,100	—	—		203,100

Net income	$11,311,015	$760,417	$(7,468,384)		$4,603,048

Total Assets	$399,867,563	$10,000,000	$6,997,810		$416,865,373

	As of and for the year ended December 31, 2008
	Real Estate	Real Estate
	Leasing	Lending	Other		Total

Operating revenues	$39,908,924	$898,573	$—		$40,807,497
Operating expenses	(14,863,138)	—	(4,500,585	)(1)	(19,363,723)
Other expense	(13,769,417)	—	(2,801,336	)(2)	(16,570,753)
Discontinued operations	39,926	—	—		39,926

Net income	$11,316,295	$898,573	$(7,301,921)		$4,912,947

Total Assets	$413,760,683	$10,000,000	$5,338,102		$429,098,785

	As of and for the year ended December 31, 2007
	Real Estate	Real Estate
	Leasing	Lending	Other		Total

Operating revenues	$31,676,149	$1,013,889	$—		$32,690,038
Operating expenses	(11,437,986)	—	(4,353,444	)(1)	(15,791,430)
Other expense	(10,860,826)	—	(79,568	)(2)	(10,940,394)
Discontinued operations	182,015	—	—		182,015

Net income	$9,559,352	$1,013,889	$(4,433,012)		$6,140,229

Total Assets	$366,231,132	$10,086,111	$2,585,446		$378,902,689

(1)	Operating expenses includes base management fees, incentive fees, adminstration fees, professional fees, insurance expense, directors fees, stockholder related expenses and general and administrative expenses that are not practicable to allocate to either operating segment, thus it is included in the “other” column.

(2)	Other expense includes interest expense on the Company’s line of credit and short-term loan of $1,414,001, $3,089,270 and $703,715 for the years ended December 31, 2009, 2008 and 2007, respectively. It is not practicable to allocate the interest from the line of credit or short-term loan to either operating segment, thus it is included in the “other” column.

10. Quarterly Financial Information (unaudited)
The following table reflects the quarterly results of operations for the years ended December 31, 2009 and 2008, certain amounts from prior quarters’ financial statements have been reclassified to conform to the current quarter’s presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

	Year ended December 31, 2009
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Operating revenues	$10,658,176	$10,651,489	$10,657,094	$10,642,178
Operating expenses	5,165,052	5,181,837	5,069,018	5,124,622
Other expense	(4,421,393)	(4,373,632)	(4,473,194)	(4,400,241)

Income from continuing operations	1,071,731	1,096,020	1,114,882	1,117,315
Discontinued operations	17,838	20,916	164,108	238

Net income	1,089,569	1,116,936	1,278,990	1,117,553
Dividends attributable to preferred stock	(1,023,437)	(1,023,437)	(1,023,437)	(1,023,439)

Net income available to common stockholders	66,132	93,499	255,553	94,114

Net income available to common stockholders — basic & diluted	$0.01	$0.01	$0.03	$0.01

Weighted average shares outstanding — basic & diluted	8,563,264	8,563,264	8,563,264	8,563,264

	Year ended December 31, 2008
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Operating revenues	$9,487,601	$10,199,583	$10,431,268	$10,689,045
Operating expenses	4,371,325	5,099,235	5,014,602	4,878,561
Other expense	(3,685,063)	(3,899,215)	(4,292,698)	(4,693,777)

Income from continuing operations	1,431,213	1,201,133	1,123,968	1,116,707
Discontinued operations	(14,511)	18,312	17,591	18,534

Net income	1,416,702	1,219,445	1,141,559	1,135,241
Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	(1,023,437)	(1,023,439)

Net income available to common stockholders	393,265	196,008	118,122	111,802

Net income available to common stockholders — basic & diluted	$0.05	$0.02	$0.02	$0.01

Weighted average shares outstanding — basic & diluted	8,565,264	8,565,264	8,565,264	8,564,807
11. Subsequent Events
The Company evaluated all events that have occurred subsequent to December 31, 2009 through February 24, 2010, the date of the filing of this Form 10-K.
On January 12, 2010, the Company’s Board of Directors declared a cash distribution of $0.125 per common share, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of January, February and March of 2010. Monthly distributions will be payable on January 29, 2010, February 26, 2010 and March 31, 2010, to those stockholders of record as of the close of business on January 21, 2010, February 18, 2010 and March 23, 2010, respectively.
On February 1, 2010, the maturity date for a $245,000 employee stock option loan to a former employee of the Adviser was extended from February 2010 to August 2010. The former employee was also granted the option to either repay the principal and interest in full or return the pledged shares to the Company in full satisfaction of the loan. If the employee returns the pledged shares in satisfaction of the loan, the Company would be required to record compensation expense if the market value of the pledged shares on the date of repayment is less than the outstanding principal balance of the loan. As of February 18, 2010, the market value of the pledged shares was in excess of the outstanding principal balance of the loan.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009

		Initial Cost		Costs Capitalized	Total Cost
			Buildings &	Subsequent to		Buildings &		Accumulated		Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation(2)	Net Real Estate	Acquired
Raleigh, North Carolina Office Building	$4,939,999	$960,000	$4,480,772	$—	$960,000	$4,480,772	$5,440,772	$1,086,838	$4,353,934	12/23/2003
Canton, Ohio Office & Warehouse Building	2,903,516	186,739	3,082,007	—	186,739	3,082,007	3,268,746	520,837	2,747,909	1/30/2004
Akron, Ohio Office & Laboratory Building	7,440,875	1,974,000	6,769,565	34,926	1,974,000	6,804,491	8,778,491	1,009,627	7,768,864	4/29/2004
Charlotte, North Carolina Office Building	6,907,853	741,296	8,423,389	59,190	741,296	8,482,579	9,223,875	1,213,977	8,009,898	6/30/2004
Canton, North Carolina Commercial & Manufacturing Building	2,884,908	150,000	5,050,000	—	150,000	5,050,000	5,200,000	709,395	4,490,605	7/6/2004
Snyder Township, Pennsylvania Commercial & Warehouse Building	5,622,612	100,000	6,573,902	135,175	100,000	6,709,077	6,809,077	917,082	5,891,995	8/5/2004
Lexington, North Carolina Commercial & Warehouse Building	2,846,353	819,760	2,106,845	6,637	819,760	2,113,482	2,933,242	293,485	2,639,757	8/5/2004
Austin, Texas Office Building	6,500,000	1,000,000	6,295,794	46,095	1,000,000	6,341,889	7,341,889	877,479	6,464,410	9/16/2004
Mt. Pocono, Pennsylvania Commercial & Manufacturing Building	5,240,313	350,000	5,818,703	18,430	350,000	5,837,133	6,187,133	791,067	5,396,066	10/15/2004
San Antonio, Texas Flexible Office Building	7,172,691	843,000	7,513,750	22,673	843,000	7,536,423	8,379,423	1,249,219	7,130,204	2/10/2005
Columbus, Ohio Industrial Building	2,733,214	410,000	2,385,108	—	410,000	2,385,108	2,795,108	302,401	2,492,707	2/10/2005
Big Flats, New York Industrial Building	5,630,000	275,000	6,459,318	33,666	275,000	6,492,984	6,767,984	790,812	5,977,172	4/15/2005
Wichita, Kansas Office Building	8,492,719	1,525,000	9,702,731	67,611	1,525,000	9,770,342	11,295,342	1,228,451	10,066,891	5/18/2005
Arlington, Texas Warehouse & Bakery Building	4,117,875	635,964	3,694,876	45,003	635,964	3,739,879	4,375,843	451,104	3,924,739	5/26/2005
Dayton, Ohio Office Building	2,045,256	525,000	1,876,992	119,736	525,000	1,996,728	2,521,728	329,244	2,192,484	6/30/2005
Eatontown, New Jersey Office Building	4,580,000	1,350,630	3,520,062	6,681	1,350,630	3,526,743	4,877,373	473,882	4,403,491	7/7/2005
Frankling Township, New Jersey Office & Warehouse Building	6,790,000	1,631,534	6,199,849	—	1,631,534	6,199,849	7,831,383	712,307	7,119,076	7/11/2005
Duncan, South Carolina Office & Warehouse Building	11,361,811	783,212	10,790,451	2,033,148	783,212	12,823,599	13,606,811	1,386,290	12,220,521	7/14/2005
Duncan, South Carolina Manufacturing Building	2,824,252	194,686	2,682,227	—	194,686	2,682,227	2,876,913	344,596	2,532,317	7/14/2005
Hazelwood, Missouri Office & Warehouse Building	2,360,000	763,178	2,309,058	29,962	763,178	2,339,020	3,102,198	276,829	2,825,369	8/5/2005

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2009

		Initial Cost		Costs Capitalized	Total Cost
			Buildings &	Subsequent to		Buildings &		Accumulated		Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation(2)	Net Real Estate	Acquired
Angola, Indiana Industrial Building	$596,577	$65,780	$1,074,758	$—	$65,780	$1,074,758	$1,140,538	$105,517	$1,035,021	9/2/2005
Angola, Indiana Industrial Building	1,193,145	131,559	1,129,874	—	131,559	1,129,874	1,261,433	211,032	1,050,401	9/2/2005
Rock Falls, Illinois Industrial Building	318,168	35,082	1,113,340	—	35,082	1,113,340	1,148,422	56,275	1,092,147	9/2/2005
Newburyport, Massachusetts Industrial Building	6,770,510	628,690	6,504,056	1,846,895	628,690	8,350,951	8,979,641	783,828	8,195,813	10/17/2005
Clintonville, Wisconsin Industrial Manufacturing Building	3,409,309	54,674	4,717,090	—	54,674	4,717,090	4,771,764	518,701	4,253,063	10/31/2005
Maple Heights, Ohio Industrial Building	10,636,109	1,608,976	10,065,475	987,265	1,608,976	11,052,740	12,661,716	1,202,647	11,459,069	12/21/2005
Richmond, Virginia Industrial Building	5,275,000	735,820	5,335,863	36,437	735,820	5,372,300	6,108,120	598,251	5,509,869	12/30/2005
Toledo, Oho Industrial Building	2,966,919	263,068	2,811,801	39,916	263,068	2,851,717	3,114,785	351,654	2,763,131	12/30/2005
South Hadley, Massachusetts Industrial Building	2,418,750	470,636	2,765,376	10,000	470,636	2,775,376	3,246,012	275,004	2,971,008	2/15/2006
Champaign, Illinois Office Building	1,731,319	686,979	2,035,784	10,546	686,979	2,046,330	2,733,309	227,832	2,505,477	2/21/2006
Champaign, Illinois Office Building	3,394,744	1,347,017	3,991,733	—	1,347,017	3,991,733	5,338,750	446,730	4,892,020	2/21/2006
Champaign, Illinois Office Building	2,121,715	841,886	2,494,833	—	841,886	2,494,833	3,336,719	279,206	3,057,513	2/21/2006
Champaign, Illinois Office Building	1,940,266	769,888	2,281,475	—	769,888	2,281,475	3,051,363	255,329	2,796,034	2/21/2006
Roseville, Minnesota Office Building	19,116,278	2,587,757	25,290,127	—	2,587,757	25,290,127	27,877,884	3,051,186	24,826,698	2/21/2006
Burnsville, Minnesota Office Building	11,867,677	3,510,711	8,746,407	—	3,510,711	8,746,407	12,257,118	1,083,501	11,173,617	5/10/2006
Menomonee Falls, Wisconsin Industrial Building	6,940,000	624,700	6,910,616	—	624,700	6,910,616	7,535,316	630,547	6,904,769	6/30/2006
Baytown, Texas Office Building	2,000,000	221,314	2,443,469	—	221,314	2,443,469	2,664,783	251,080	2,413,703	7/11/2006
Sterling Heights, Michigan Industrial Building	—	2,734,887	8,606,190	12,676	2,734,887	8,618,866	11,353,753	723,554	10,630,199	9/22/2006
Birmingham, Alabama Industrial Building	—	611,597	2,325,761	—	611,597	2,325,761	2,937,358	198,766	2,738,592	9/29/2006
Montgomery, Alabama Industrial Building	—	221,965	844,081	—	221,965	844,081	1,066,046	72,137	993,909	9/29/2006
Columbia, Missouri Industrial Building	—	145,988	555,157	—	145,988	555,157	701,145	47,445	653,700	9/29/2006

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2009

		Initial Cost		Costs Capitalized	Total Cost
			Buildings &	Subsequent to		Buildings &		Accumulated		Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation(2)	Net Real Estate	Acquired
Mason, Ohio Office Building	$5,400,000	$797,274	$6,258,344	$47,471	$797,274	$6,305,815	$7,103,089	$607,885	$6,495,204	1/5/2007
Raleigh, North Carolina Industrial Building	5,534,866	1,605,551	5,513,353	—	1,605,551	5,513,353	7,118,904	415,958	6,702,946	2/16/2007
Tulsa, Oklahoma Manufacturing Building	—	—	14,057,227	—	—	14,057,227	14,057,227	1,196,825	12,860,402	3/1/2007
Hialeah, Florida Industrial Building	—	3,562,452	6,671,600	—	3,562,452	6,671,600	10,234,052	484,367	9,749,685	3/9/2007
Tewksbury, Massachusetts Industrial Building	—	1,394,902	8,893,243	—	1,394,822	8,893,243	10,288,065	647,665	9,640,400	5/17/2007
Mason, Ohio Retail Building	4,882,152	1,201,338	4,960,987	—	1,201,338	4,960,987	6,162,325	320,260	5,842,065	7/1/2007
Cicero, New York Industrial Building	4,361,144	299,066	5,018,628	—	299,066	5,018,628	5,317,694	298,472	5,019,222	9/6/2007
Grand Rapids, Michigan Office Building	9,225,000	1,629,270	10,500,066	—	1,629,270	10,500,066	12,129,336	668,003	11,461,333	9/28/2007
Bollingbrook, Illinois Industrial Building	4,968,750	1,271,543	5,003,124	—	1,271,543	5,003,124	6,274,667	308,974	5,965,693	9/28/2007
Decatur, Georgia Office Building	—	784,188	3,245,281	—	784,188	3,245,281	4,029,469	179,411	3,850,058	12/13/2007
Decatur, Georgia Office Building	1,117,698	204,807	847,573	—	204,807	847,573	1,052,380	46,857	1,005,523	12/13/2007
Decatur, Georgia Office Building	1,403,002	257,086	1,063,925	—	257,086	1,063,925	1,321,011	58,818	1,262,193	12/13/2007
Lawrenceville, Georgia Office Building	3,704,723	678,854	2,809,365	—	678,854	2,809,365	3,488,219	155,312	3,332,907	12/13/2007
Snellville, Georgia Office Building	961,622	176,208	729,217	—	176,208	729,217	905,425	40,314	865,111	12/13/2007
Covington, Georgia Office Building	1,265,292	231,852	959,496	—	231,852	959,496	1,191,348	53,045	1,138,303	12/13/2007
Cumming, Georgia Office Building	4,028,089	738,107	3,054,580	—	738,107	3,054,580	3,792,687	168,869	3,623,818	12/13/2007
Conyers, Georgia Office Building	1,619,574	296,771	1,228,155	—	296,771	1,228,155	1,524,926	67,897	1,457,029	12/13/2007

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009

		Initial Cost		Costs Capitalized	Total Cost
			Buildings &	Subsequent to		Buildings &		Accumulated		Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation(2)	Net Real Estate	Acquired
Reading, Pennsylvania Industrial Building	$5,257,500	$490,646	$6,202,376	$—	$490,646	$6,202,376	$6,693,022	$306,759	$6,386,263	1/29/2008
Fridley, Minnesota Office Building	—	1,354,233	8,073,526	—	1,354,233	8,073,526	9,427,759	584,131	8,843,628	2/26/2008
Concord Township, Ohio Industrial Building	—	1,796,467	11,154,123	—	1,786,212	11,154,123	12,940,335	538,336	12,401,999	3/31/2008
Pineville, North Carolina Industrial Building	2,145,000	669,025	3,028,320	—	669,025	3,028,320	3,697,345	133,612	3,563,733	4/30/2008
Marietta, Ohio Industrial Building	4,500,000	829,014	6,607,265	—	829,014	6,607,265	7,436,279	229,063	7,207,216	8/29/2008
Chalfont, Pennsylvania Industrial Building	6,296,506	1,249,415	6,419,607	—	1,249,415	6,419,607	7,669,022	265,975	7,403,047	8/29/2008

	$252,761,651	$55,036,042	$330,078,046	$5,650,139	$55,025,707	$335,728,185	$390,753,892	$34,111,952	$356,641,940

(1)	The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land and building improvements.

(2)	Depreciable life of all buildings is 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007

Balance at beginning of period	$390,562,138	$340,500,406	$243,713,542

Acquisitions during period	—	47,874,020	95,396,039

Improvements or other additions	1,139,711	2,187,712	1,390,825

Dispositions during period	(947,957)	—	—

Balance at end of period	$390,753,892	$390,562,138	$340,500,406

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007

Balance at beginning of period	$24,757,576	$15,738,634	$8,595,419

Additions during period	9,445,768	9,018,942	7,143,215

Dispositions during period	(91,392)	—	—

Balance at end of period	$34,111,952	$24,757,576	$15,738,634

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2009

Location and Type of Real			Final Maturity			Face Amount of	Carrying Amount of	Principal Amount of Loans Subject to Delinquent
Estate	Type of Loan	Interest Rate	Date	Periodic Payment Term	Prior Lien	Mortgage	Mortgage (1)	Principal or Interest

McLean, Virginia; Office Property	First Mortgage	1 month LIBOR +6%; Floor of 7.5%, Ceiling of 10%	5/30/2017	Monthly payment based upon a 24 year amortization term, which changes based on LIBOR, with a floor of 7.5% and a ceiling of 10%. Payments are interest only until June 2011. Balloon payment at maturity is $8,221,344.	—	$10,000,000	$10,000,000	$—

						$10,000,000	$10,000,000

(1)	The aggregate cost for federal income tax purposes is the same as the total gross cost.
The following table reconciles the change in the balance of mortgage loans on real estate during the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007

Balance at beginning of period	$10,000,000	$10,000,000	$10,000,000

Collections of principal	—	—	—

Balance at end of period	$10,000,000	$10,000,000	$10,000,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2009, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Management’s Annual Report on Internal Control Over Financial Reporting
Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.
c) Attestation Report of the Registered Public Accounting Firm
Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.
d) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2010 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
a.	DOCUMENTS FILED AS PART OF THIS REPORT
1.	The following financial statements are filed herewith:
Report of Management on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
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
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Index

Exhibit	Description of Document
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.1.1	Articles of Amendment to Articles of Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1.1 to the Form 10-Q (File No. 001-33097), filed July 30, 2009.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed September 11, 2003.

3.2.1	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 10, 2007.

4.1	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006.

4.3	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006.

4.4	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 000-50363), filed October 19, 2006.

10.1	Real Property Purchase and Sale Agreement between 3058348 Nova Scotia Company, 3058349 Nova Scotia Company and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.4 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.2	Real Property Purchase and Sale Agreement between PBC— Pocono, L.L.C., PBC— Norfolk, L.L.C. and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

10.3	Promissory Note between Key Bank National Association and CMI04 Canton NC LLC, dated March 14, 2005, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-50363), filed May 4, 2005.

10.4	Loan Agreement between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-50363), filed August 29, 2005.

10.5	Promissory Note between AFL05 Duncan SC LLC and Little Arch Charlotte NC LLC and Bank of America, N.A., dated as of August 25, 2005, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-50363), filed August 29, 2005.

10.6	Mortgage and Security Agreement between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to

Exhibit	Description of Document
Exhibit 10.6 of the Current Report on Form 8-K (File No. 000-50363), filed September 13, 2005.

10.7	Fixed Rate Note between 260 Springside Drive, Akron OH LLC and JP Morgan Chase Bank, N.A., dated as of September 12, 2005, incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K (File No. 000-50363), filed September 13, 2005.

10.8	Loan Agreement between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K (File No. 000-50363), filed December 22, 2005.

10.9	Promissory Note between PZ05 Maple Heights OH LLC, WMI05 Columbus OH LLC, and OB Crenshaw GCC, LP, and Countrywide Commercial Real Estate Finance, Inc., dated as of December 21, 2005, incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K (File No. 000-50363), filed December 22, 2005.

10.10	First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-50363), filed February 1, 2006.

10.11	Loan agreement between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.12	Assumption agreement between Stonewater Dox Funding LLC, ACI06 Champaign IL LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.21 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.13	Promissory note between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.22 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.14	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006., incorporated by reference to Exhibit 10.23 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.15	Loan agreement between Stonewater Dox Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.24 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.16	Loan assumption agreement between Stonewater UIS Funding LLC, and UC06 Roseville MN LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.25 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.17	Promissory note between Stonewater UIS Funding LLC and Greenwich Capital Financial Products, Inc, dated as of May 12, 2004, incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

Exhibit	Description of Document
10.18	Purchase agreement between Stonewater UIS Funding LLC and Gladstone Commercial Limited Partnership, dated as of November 23, 2005, as the same has been modified by that certain Amendment to Purchase Agreement dated December 22, 2005, that certain Amendment to Purchase Agreement dated December 30, 2005, that certain Amendment to Purchase Agreement dated January 6, 2006, that certain Amendment to Purchase Agreement dated January 13, 2006, that certain Amendment to Purchase Agreement dated January 17, 2006 and that certain Amendment to Purchase Agreement dated January 20, 2006, incorporated by reference to Exhibit 10.27 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.19	Loan agreement between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10.20	Promissory note between IXIS Real Estate Capital Inc. and 2525 N Woodlawn Vstrm Wichita KS, LLC, CI05 Clintonville WI LLC and MSI05-3 LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10.21	Custodial Agreement between Branch Banking and Trust Company of Virginia, as Custodian, and Gladstone Commercial Company, dated as of May 1, 2006, incorporated by reference to Exhibit 10.33 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed May 2, 2006.

10.22	Gladstone Commercial Limited Partnership Schedule 4.2(A)(2) to First Amended and Restated Agreement of Limited Partnership; Designation of 7.50% Series B Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.1 of the Form 8-K (File No. 000-50363), filed October 25, 2006.

10. 23	Deed of Trust, Assignment of Leases and Rents and Security Agreement between First Park Ten COCO San Antonio, L.P. and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed November 28, 2006.

10.24	Deed of Trust, Assignment of Leases and Rents and Security Agreement between SLEE Grand Prairie, L.P. and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-33097), filed November 28, 2006.

10.25	Deed of Trust, Assignment of Leases and Rents and Security Agreement between OB Midway NC Gladstone Commercial LLC, and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-33097), filed November 28, 2006.

10.26	Promissory Note First Park Ten COCO San Antonio, L.P., SLEE Grand Prairie, L.P. and OB Midway NC Gladstone Commercial LLC and CIBC Inc., N.A., dated as of November 22, 2006, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-33097), filed November 28, 2006.

10.27	Mortgage, Assignment of Leases and Rents and Security Agreement between HMBF05 Newburyport MA LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed December 28, 2006.

Exhibit	Description of Document
10.28	Open-end Mortgage, Assignment of Leases and Rents and Security Agreement between SVMMC05 Toledo OH LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-33097), filed December 28, 2006.

10.29	Mortgage, Assignment of Leases and Rents and Security Agreement between TCI06 Burnsville MC LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-33097), filed December 28, 2006.

10.30	Promissory Note between HMBF05 Newburyport MA LLC, SVMMC05 Toledo OH LLC and TCI06 Burnsville MC LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-33097), filed December 28, 2006.

10.31	Credit Agreement dated as of December 29, 2006 among Gladstone Commercial Limited Partnership as Borrower and Gladstone Commercial Corporation as Guarantor, the Initial Guarantors Listed Therein, the Banks Listed Therein and KeyBank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed January 3, 2007.

10.32	Amended and Restated Investment Advisory Agreement between Gladstone Commercial Corporation and Gladstone Management Corporation, dated January 1, 2007 incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 001-33097), filed January 3, 2007 (renewed on July 8, 2009).

10.33	Administration Agreement between Gladstone Commercial Corporation and Gladstone Administration, LLC, dated January 1, 2007 incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K (File No. 001-33097), filed January 3, 2007 (renewed on July 8, 2009).

10.34	Accordian Agreement between Gladstone Commercial Limited Partnership and KeyBank National Association, dated November 13, 2007 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed November 16, 2007.

10.35	Note Agreement between Gladstone Commercial Limited Partnership and KeyBank National Association, dated December 21, 2007 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed December 27, 2007.

10.36	Second Amendment to Credit Agreement by and among Gladstone Commercial Limited Partnership and KeyBank National Association, dated as of June 30, 2009 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed July 1, 2009.

10.37	Open Market Sale Agreement by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership and Jefferies & Company, Inc., incorporated by reference to Exhibit 1.1 of the Form 8-K (File No. 001-33097), filed November 4, 2009.

10.38	First Amendment to Credit Agreement by and among Gladstone Commercial Limited Partnership and KeyBank National Association, dated as of November 20, 2007, incorporated by reference to Exhibit 10.2 of the Form 8-K (File No. 001-33097), filed November 30, 2009.

10.39	Amended and Restated Dealer Manager Agreement, dated December 22, 2009, by and between Gladstone Commercial Corporation and Halcyon Capital Markets, LLC.

10.40	Amended and Restated Dealer Manager Operating Agreement, dated December 22, 2009, by and between Gladstone Commercial Corporation and Halcyon Capital Markets, LLC.

Exhibit	Description of Document
11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this report).

12	Statements re: computation of ratios (included in Selected Financial Data contained in this report).

14	Gladstone Commercial Corporation Code of Business Conduct and Ethics, dated October 11, 2005, incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K (File No. 000-50363), filed October 12, 2005.

21	Subsidiaries of Gladstone Commercial Corporation.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: February 24, 2010	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 24, 2010	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 24, 2010	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker
Vice Chairman, Chief Operating Officer and Director

Date: February 24, 2010	By:	/s/ George Stelljes III
George Stelljes III
President, Chief Investment Officer and Director

Date: February 24, 2010	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer (principal financial and accounting officer)

Date: February 24, 2010	By:	/s/ David A.R. Dullum
David A.R. Dullum
Director

Date: February 24, 2010	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 24, 2010	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 24, 2010	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: February 24, 2010	By:	/s/ Maurice Coulon
Maurice Coulon
Director

Date: February 24, 2010	By:	/s/ John Outland
John Outland
Director

Date: February 24, 2010	By:	/s/ Gerard Mead
Gerard Mead
Director