Form 10-Q
period 2010-03-31
GLADSTONE COMMERCIAL CORP
filed 2010-05-03
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-33097
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of April 30, 2010 was 8,545,264.

GLADSTONE COMMERCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2010

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Real estate, at cost	$391,095,912	$390,753,892
Less: accumulated depreciation	36,502,598	34,111,952

Total real estate, net	354,593,314	356,641,940

Lease intangibles, net	27,250,453	28,177,461
Mortgage note receivable	10,000,000	10,000,000
Cash and cash equivalents	3,327,368	3,096,598
Restricted cash	2,957,263	2,633,538
Funds held in escrow	2,565,860	2,487,680
Deferred rent receivable	9,358,748	8,975,196
Deferred financing costs, net	2,913,702	3,136,055
Prepaid expenses and other assets	1,653,392	1,716,905

TOTAL ASSETS	$414,620,100	$416,865,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$252,117,127	$252,761,651
Short-term loan and borrowings under line of credit	34,900,000	33,200,000
Deferred rent liability	2,970,159	3,213,195
Asset retirement obligation liability	2,342,891	2,305,644
Accounts payable and accrued expenses	1,618,406	2,086,741
Due to adviser (Refer to Note 2)	1,394,007	1,213,640
Obligation under capital lease	250,764	247,686
Rent received in advance, security deposits and funds held in escrow	3,922,738	3,386,274

Total Liabilities	299,516,092	298,414,831

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,150	2,150
Common stock, $0.001 par value, 47,700,000 shares authorized and 8,545,264 and 8,563,264 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	8,545	8,563
Additional paid in capital	170,378,699	170,622,581
Notes receivable - employees	(2,261,555)	(2,304,999)
Distributions in excess of accumulated earnings	(53,023,831)	(49,877,753)

Total Stockholders’ Equity	115,104,008	118,450,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,620,100	$416,865,373

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2010	2009
Operating revenues
Rental income	$10,415,066	$10,388,244
Interest income from mortgage note receivable	187,500	187,500
Tenant recovery revenue	82,410	82,432

Total operating revenues	10,684,976	10,658,176

Operating expenses
Depreciation and amortization	3,321,871	3,307,802
Property operating expenses	244,354	236,812
Due diligence expense	21,876	9,547
Base management fee (Refer to Note 2)	312,564	372,648
Incentive fee (Refer to Note 2)	846,192	786,289
Administration fee (Refer to Note 2)	231,884	224,354
Professional fees	175,610	235,198
Insurance expense	56,325	48,678
Directors’ fees	49,418	49,702
Stockholder-related expenses	45,216	83,647
Asset retirement obligation expense	37,247	34,907
General and administrative	17,829	10,549

Total operating expenses before credit from Adviser	5,360,386	5,400,133

Credit to incentive fee	-	(235,081)

Total operating expenses	5,360,386	5,165,052

Other income (expense)
Interest income from temporary investments	265	17,281
Interest income - employee loans	43,101	48,886
Other income	3,316	-
Interest expense	(4,284,939)	(4,487,560)

Total other expense	(4,238,257)	(4,421,393)

Income from continuing operations	1,086,333	1,071,731

Discontinued operations
Income from discontinued operations	-	17,838

Total discontinued operations	-	17,838

Net income	1,086,333	1,089,569

Distributions attributable to preferred stock	(1,023,438)	(1,023,437)

Net income available to common stockholders	$62,895	$66,132

Earnings per weighted average common share — basic & diluted
Income from continuing operations (net of distributions attributable to preferred stock)	$0.01	$0.01
Discontinued operations	0.00	0.00

Net income available to common stockholders	$0.01	$0.01

Weighted average shares outstanding- basic & diluted	8,558,664	8,563,264

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,086,333	$1,089,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	3,321,871	3,314,100
Amortization of deferred financing costs	272,353	375,194
Amortization of deferred rent asset and liability, net	(179,662)	(133,017)
Accretion of obligation under capital lease	3,078	3,077
Asset retirement obligation expense, including discontinued operations	37,247	35,367
Increase in prepaid expenses and other assets	(430,387)	(17,218)
Increase in deferred rent receivable	(446,926)	(562,789)
(Decrease) increase in accounts payable, accrued expenses, and amount due adviser	(287,968)	113,028
Increase (decrease) in rent received in advance	212,739	(120,758)

Net cash provided by operating activities	3,588,678	4,096,553

Cash flows from investing activities:
Real estate investments	(342,020)	(54,308)
Leasing commissions paid	(4,217)	-
Receipts from lenders for reserves held in escrow	404,462	272,818
Payments to lenders for reserves held in escrow	(482,642)	(471,355)
Increase in restricted cash	(323,725)	(1,102,902)
Deposits refunded	250,000	200,000

Net cash used in investing activities	(498,142)	(1,155,747)

Cash flows from financing activities:
Principal repayments on mortgage notes payable	(644,524)	(590,881)
Principal repayments on employee notes receivable	43,444	5,671
Borrowings from line of credit	4,200,000	28,000,000
Repayments on line of credit	(2,500,000)	(9,200,000)
Repayment of short-term loan	-	(20,000,000)
Receipts from tenants for reserves	525,330	1,471,309
Payments to tenants from reserves	(202,354)	(378,940)
Increase in security deposits	749	10,533
Payments for deferred financing costs	(50,000)	(53,561)
Distributions paid for common and preferred	(4,232,411)	(4,234,665)

Net cash used in financing activities	(2,859,766)	(4,970,534)

Net increase (decrease) in cash and cash equivalents	230,770	(2,029,728)

Cash and cash equivalents, beginning of period	3,096,598	4,503,578

Cash and cash equivalents, end of period	$3,327,368	$2,473,850

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION

Increase in asset retirement obligation	$-	$245,196

Fixed rate debt assumed in connection with acquisitions	$-	$6,461,603

Forfeiture of common stock in satisfaction of employee note receivable	$243,900	$-

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
Gladstone Commercial Corporation (the “Company”) was incorporated on February 14, 2003 under the General Corporation Law of Maryland. The Company operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and exists primarily for the purpose of engaging in the business of investing in real estate properties net leased to creditworthy entities and making mortgage loans to creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”).
Subsidiaries
The Company conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As the Company currently owns all of the general and limited partnership interests of the Operating Partnership through GCLP Business Trust I and II as discussed in more detail below, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.
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
GCLP Business Trust I and GCLP Business Trust II, each a subsidiary and business trust of the Company, were formed under the laws of the Commonwealth of Massachusetts on December 28, 2005. The Company transferred its 99% limited partnership interest in the Operating Partnership to GCLP Business Trust I in exchange for 100 trust shares. Commercial Partners transferred its 1% general partnership interest in the Operating Partnership to GCLP Business Trust II in exchange for 100 trust shares.
Interim Financial Information
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of the Company’s Management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 24, 2010.
Investments in Real Estate
The Company records investments in real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset. The Company expenses costs of repairs and maintenance as such costs are incurred. The Company computes depreciation using the straight-line method over the estimated useful life or 39 years for buildings and improvements, 5 to 7 years for equipment and fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
The Company accounts for its acquisitions of real estate in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires that the purchase price of real estate be recorded at fair value and allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs, the value of tenant relationships and the value of capital lease obligations, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting.
Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by Management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, Management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which primarily range from nine to eighteen months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on Management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was approximately $2.4 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) Management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was approximately $63,000 for each of the three months ended March 31, 2010 and 2009. The capitalized below-market lease values, included in the accompanying consolidated balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was approximately $243,000 and $196,000 for the three months ended March 31, 2010 and 2009, respectively.
The total amount of the remaining intangible assets acquired, which consist of in-place lease values,

unamortized lease origination costs, and customer relationship intangible values, are allocated based on Management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by Management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and the Company’s expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets, including discontinued operations, was approximately $0.9 million for each of the three months ended March 31, 2010 and 2009, respectively.
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
In light of current economic conditions, the Company performed an impairment analysis of its entire portfolio at March 31, 2010. In performing the analysis, the Company considered such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether the carrying value of the real estate has decreased. The Company concluded that none of its properties were impaired, and will continue to monitor its portfolio for any indicators that may change this conclusion.
Provision for Loan Losses
The Company’s accounting policies require that it reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans that it has made based upon its evaluation of known and inherent risks associated with its private lending assets. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses in the Company’s history.

Cash and Cash Equivalents
The Company considers all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. All of the Company’s cash and cash equivalents at March 31, 2010 were held in the custody of one financial institution, and the Company’s balance at times may exceed federally insurable limits.
Restricted Cash
Restricted cash consists of security deposits and funds held in escrow for certain tenants. These funds will be released to the tenants upon completion of agreed upon tasks as specified in the lease agreements, mainly consisting of maintenance and repairs on the buildings, and upon receipt by the Company of evidence of insurance and tax payments.
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
Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method over the term of the secured financing. The Company made payments of approximately $50,000 and $54,000 for deferred financing costs during the three months ended March 31, 2010 and 2009, respectively. Total amortization expense related to deferred financing costs was approximately $272,000 and $375,000 for the three months ended March 31, 2010 and 2009, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of accounts receivable, interest receivable, prepaid assets and deposits on real estate.
Obligation Under Capital Lease
In conjunction with the Company’s acquisition of a building in Fridley, Minnesota in February 2008, the Company acquired a ground lease on the parking lot of the building, which had a purchase obligation to acquire the land under the ground lease at the end of the term in April 2014 for $300,000. In accordance with ASC 840-10-25, “Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding present value of the obligation under the capital lease. The Company recorded total interest expense related to the accretion of the capital lease obligation of approximately $3,000 for each of the three months ended March 31, 2010 and 2009.
Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of the Company’s leases contain rental increases at specified intervals. The Company recognizes such revenues on a straight-line basis by averaging the non-cancelable rental revenues over the lease terms. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an allowance for uncollectable accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of March 31, 2010.
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
Income Taxes
The Company has operated and intends to continue to operate in a manner that will allow it to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and, accordingly, will not be subject to federal income taxes on amounts distributed to stockholders (except income from foreclosure property), provided that it distributes at least 90% of its REIT taxable income to its stockholders and meets certain other conditions. To the extent that the Company satisfies the distribution requirement but distributes less than 100% of its taxable income, the Company will be subject to federal corporate income tax on its undistributed income.
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

Asset Retirement Obligations
ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. There were no liabilities accrued during the three months ended March 31, 2010 or 2009. The Company also recorded expenses, including discontinued operations, of approximately $37,000 and $35,000 during the three months ended March 31, 2010 and 2009, respectively, related to the cumulative accretion of the obligation.
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
Recently Issued Accounting Pronouncements
ASC 860, “Transfers and Servicing,” removes the concept of a qualifying special-purpose entity (“QSPE”) and removes the exception from applying to variable interest entities that are QSPEs. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009, and is effective for the Company’s fiscal year beginning January 1, 2010. The Company adopted this pronouncement during the quarter ended March 31, 2010, and the adoption had no impact on the Company’s financial position or results of operations.
ASC 810-10-25-38, “Consolidation,” amends the consolidation guidance for variable-interest entities (“VIE”) and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity has the power to direct matters that most significantly impact the activities of the VIE, and had the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810 is effective for the Company’s fiscal year beginning January 1, 2010. The Company adopted this pronouncement during the quarter ended March 31, 2010, and the adoption had no impact on the Company’s financial position or results of operations.
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
Reclassifications
Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation. The Company’s property located in Norfolk, Virginia was classified as held for sale during the quarter ended June 30, 2009 and, as a result, the results of operations related to this property for all periods presented were reclassified from continuing operations to discontinued operations, see Note 5. These reclassifications had no effect on previously reported net income or stockholders’ equity.
2. Related-Party Transactions
The Company is externally managed pursuant to contractual arrangements with its Adviser and Gladstone Administration, LLC (the “Administrator”), which collectively employ all of the Company’s personnel and pays their payroll, benefits, and general expenses directly. The Company has an advisory agreement with its Adviser (the “Advisory Agreement”) and an administration agreement with its Administrator (the “Administration Agreement”). The management services and administrative fees under the Advisory and Administration Agreements are described below. As of March 31, 2010 and December 31, 2009, respectively, approximately $1.4 million and $1.2 million were due to the Adviser.
Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock (“common stockholders’ equity”), and an incentive fee based on funds from operations (“FFO”). For the three months ended March 31, 2010 and 2009, the Company recorded a base management fee of approximately $313,000 and $373,000, respectively. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total common stockholders’ equity. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s common stockholders’ equity. The Adviser also receives an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875% of common stockholders’ equity.
For the three months ended March 31, 2010 and 2009, the Company recorded an incentive fee of approximately $846,000 and $786,000, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $0 and $235,000, respectively, resulting in a net incentive fee for the three months ended March 31, 2010 and 2009, of approximately $846,000 and $551,000, respectively. The board of directors of the Company accepted the Adviser’s offer to waive on a quarterly basis a portion of the incentive fee for the three months ended March 31, 2009 in order to support the current level of distributions to the Company’s stockholders. This waiver may not be recouped by the Adviser in the future. There was no waiver to the incentive fee for the three months ended March 31, 2010.
Administration Agreement
Under the Administration Agreement, the Company pays for its allocable portion of the Administrator’s overhead expenses in performing its obligations including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three months ended March 31, 2010 and 2009, the Company recorded an administration fee of approximately $232,000 and $224,000, respectively.

3. Earnings per Common Share
The following tables set forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
Net income available to common stockholders	$62,895	$66,132

Denominator for basic & diluted weighted average shares	8,558,664	8,563,264

Basic & diluted earnings per share of common stock	$0.01	$0.01

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
Real estate:
Land	$55,025,707	(1)	$55,025,707 (1)
Building and improvements	326,249,499		325,907,479
Tenant improvements	9,820,706		9,820,706
Accumulated depreciation	(36,502,598)		(34,111,952)
Real estate, net	$354,593,314		$356,641,940

(1)	Includes land held under a capital lease carried at approximately $1.1 million.
Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, in effect at March 31, 2010, were as follows:

Tenant
Year	Lease Payments
Nine months ending December 31, 2010	$29,150,926
2011	38,657,936
2012	38,751,645
2013	33,402,994
2014	29,172,473
2015	25,078,235
Thereafter	135,449,243

In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at March 31, 2010 was approximately $6.2 million, and the total annual ground lease payments on the property located in Tulsa, Oklahoma was approximately $153,000.
Intangible Assets
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	March 31, 2010		December 31, 2009
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization

In-place leases	$15,935,445	$(7,159,647)	$15,935,445	$(6,741,817)
Leasing costs	10,057,222	(4,049,312)	10,053,004	(3,832,623)
Customer relationships	17,136,501	(4,669,756)	17,136,501	(4,373,049)

	$43,129,168	$(15,878,715)	$43,124,950	$(14,947,489)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Estimated
Year	Amortization Expense
Nine months ending December 31, 2010	4,390,722
2011	5,203,812
2012	4,398,005
2013	2,326,052
2014	2,062,779
2015	1,699,607
Thereafter	$7,169,476
The following table summarizes the lease expirations by year for the Company’s properties for leases in place as of March 31, 2010:

			Rental Revenue for
Year of Lease			the Period Ended	Annualized Base	% of Annualized
Expiration	Square Feet	Number of Leases	March 31, 2010	Rental Revenue	Base Rent

2010	215,581	3	$352,423	$1,409,692	3.4%
2011	-	0	-	-	0.0%
2012	479,982	3	1,107,401	4,429,604	10.6%
2013	438,422	6	1,168,337	4,673,348	11.2%
2014	614,132	5	770,549	3,082,196	7.4%
2015	896,876	8	1,717,794	6,871,176	16.5%
2016	898,257	5	1,048,793	4,195,172	10.1%
2017	102,200	1	230,731	922,924	2.2%
2018	59,894	1	67,010	268,040	0.6%
2019+	2,598,815	18	3,952,028	15,808,112	38.0%

Total	6,304,159	50	$10,415,066	$41,660,264	100%

The following table summarizes the states in which the Company’s properties are located for leases in place as of March 31, 2010:

			Rental Revenue for
		Number of	the Period Ended	Annualized Base	% of Annualized
State	Square Feet	Leases	March 31, 2010	Rental Revenue	Base Rent
Ohio	1,185,411	11	$1,867,614	$7,470,456	17.9%
Minnesota	547,800	3	1,302,876	5,211,504	12.5%
North Carolina	695,876	6	948,585	3,794,340	9.1%
Pennsylvania	623,375	4	763,241	3,052,964	7.3%
Texas	188,178	4	588,963	2,355,852	5.7%
Michigan	596,104	2	548,959	2,195,836	5.3%
Illinois	164,131	2	546,504	2,186,016	5.2%
Massachusetts	338,508	3	543,522	2,174,088	5.2%
All Other States	1,964,776	15	3,304,802	13,219,208	31.8%

Total	6,304,159	50	$10,415,066	$41,660,264	100%

5. Real Estate Held for Sale and Discontinued Operations
As of June 30, 2009, the Company classified its property located in Norfolk, Virginia as held for sale under the provisions of ASC 360-10, which requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in both current and prior periods presented. The Company received an unsolicited offer from a buyer for this property. On July 17, 2009, the Company sold this property for $1.15 million, and recognized a gain on the sale of approximately $160,000.
The table below summarizes the components of income from discontinued operations:

	For the three months ended March 31,
	2010	2009

Operating revenue	$-	$25,876

Operating expense	-	(8,038)

Income from discontinued operations	$-	$17,838

6. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million, collateralized by an office building located in McLean, Virginia, where the Company’s Adviser and Administrator are subtenants in the building. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month London Interbank Offered Rate (“LIBOR”) rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term. At March 31, 2010, the interest rate was 7.5%.
The fair market value of the mortgage note receivable as of March 31, 2010 was approximately $9.3 million, as compared to the carrying value stated above of approximately $10.0 million. The fair market value is calculated based on a discounted cash flow analysis, using an interest rate based on Management’s estimate of the interest rate on a mortgage note receivable with comparable terms.
7. Mortgage Notes Payable and Line of Credit
The Company’s mortgage notes payable and line of credit as of March 31, 2010 and December 31, 2009 are summarized below:

	Date of			Principal Balance Outstanding
	Issuance/	Principal	Stated Interest Rate at
	Assumption	Maturity Date	March 31, 2010 (1)	March 31, 2010	December 31, 2009

Fixed-Rate Mortgage Notes Payable:

	03/16/05	04/01/30	6.33%	$2,867,675	$2,884,908
	08/25/05	09/01/15	5.33%	21,011,020	21,093,917
	09/12/05	09/01/15	5.21%	12,343,251	12,389,647
	12/21/05	12/08/15	5.71%	18,923,663	18,991,934
	02/21/06	12/01/13	5.91%	9,145,484	9,188,044
	02/21/06	06/30/14	5.20%	19,020,790	19,116,277
	03/29/06	04/01/16	5.92%	17,000,000	17,000,000
	04/27/06	05/05/16	6.58%	13,935,975	14,009,918
	11/22/06	12/01/16	5.76%	14,089,522	14,136,921
	12/22/06	01/01/17	5.79%	21,533,427	21,605,106
	02/08/07	03/01/17	6.00%	13,775,000	13,775,000
	06/05/07	06/08/17	6.11%	14,240,000	14,240,000
	09/06/07	12/11/15	5.81%	4,343,357	4,361,144
	10/15/07	11/08/17	6.63%	15,609,132	15,657,330
	08/29/08	06/01/16	6.80%	6,263,831	6,296,505
	09/15/08	10/01/10(2)	6.85%	48,015,000	48,015,000

Total Fixed-Rate Mortgage Notes Payable:				252,117,127	252,761,651

Variable-Rate Line of Credit:	12/29/06	12/29/10	LIBOR + 1.9%	34,900,000	33,200,000

Total Mortgage Notes Payable, Line of Credit and Short-Term Loan				$287,017,127	$285,961,651

(1)	The weighted average interest rate on all debt outstanding at March 31, 2010 was approximately 5.57%.

(2)	This note has three annual extension options, which gives us the ability to extend the term of the note until October 1, 2013.
Mortgage Notes Payable
As of March 31, 2010, the Company had 16 fixed-rate mortgage notes payable, collateralized by a total of 55 properties. The obligors under each of these notes are wholly-owned separate borrowing entities, which own the real estate collateral. The Company is not a co-borrower but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property, resulting from a borrower’s gross negligence or willful misconduct. The Company also indemnifies lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of March 31, 2010 was approximately 6.0%.
The fair market value of all fixed-rate mortgage notes payable outstanding as of March 31, 2010 was approximately $241.5 million, as compared to the carrying value stated above of approximately $252.1 million. The fair market value is calculated based on a discounted cash flow analysis, using interest rates based on Management’s estimate of interest rates on long-term debt with comparable terms.
Scheduled principal payments of mortgage notes payable are as follows:

	Scheduled principal
Year	payments
Nine months ending December 31, 2010	$49,925,983	(1)
2011	2,795,411
2012	3,083,429
2013	11,840,020
2014	20,401,572
2015	54,102,017
Thereafter	109,968,695

	$252,117,127

(1)	The $48.0 million mortgage note issued in September 2008 matures in October 2010, and we expect to exercise our options to extend the maturity date until October 2013.
Line of Credit
The Company has a $50.0 million senior revolving credit agreement (the “Credit Agreement”) with a syndicate of banks led by KeyBank National Association (“KeyBank”), which matures on December 29, 2010. Currently, eight properties are pledged as collateral under the Company’s line of credit. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company’s continued ability to meet customary lending requirements such as compliance with financial and operating covenants and satisfaction of certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its FFO less those acquisition-related costs that are required to be expensed under ASC 805. In addition, the maximum amount that the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. The maximum amount that the Company may currently draw under the Credit Agreement is approximately $45.1 million. Furthermore, those properties that are pledged as collateral to the banks are pledged through a perfected first priority lien in the equity interest of the special purpose entity (“SPE”) that owns the property. In addition the Operating Partnership, which is the entity that owns the SPEs, is precluded from transferring the SPEs or unconsolidated affiliates to the Company.
If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the Credit Agreement by the advanced amount of the released property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge such properties to obtain additional advances under this agreement. The availability under the line of credit may also be reduced by letters of credit used in the ordinary course of business. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of March 31, 2010, there was $34.9 million outstanding under the line of credit at an interest rate of approximately 2.2%, and approximately $3.6 million outstanding pursuant to letters of credit at a weighted average interest rate of approximately 2.0%. At March 31, 2010, the remaining borrowing capacity available under the line of credit was approximately $6.6 million. The Company’s ability to increase the availability under its line of credit is dependent upon its pledging additional properties as collateral. Traditionally, the Company has pledged new properties to its line of credit as it arranges for long-term mortgages for these pledged properties. Currently, only nine of the Company’s properties do not have long-term mortgages, and eight of those are pledged as collateral under its line of credit. Accordingly, the Company only has only one property which is unencumbered. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2010. The amount outstanding on the line of credit as of March 31, 2010 approximates fair market value, because the debt is short-term and variable rate.
The Company’s line of credit matures in December 2010, and it is actively seeking to negotiate a renewal of the line of credit or to find replacement financing, though its ability to obtain replacement financing at the time of maturity could be constrained by current economic conditions affecting the credit markets generally. Consequently, no assurance can be given that we will be successful in renewing or replacing the line of credit with terms similar to the Company’s existing line of credit or at all. In the event that the Company is not able to obtain replacement financing for its credit facility on favorable terms, or at all, this could have a material adverse effect on the Company’s liquidity, its ability to make distributions to its stockholders and its ability to fund new investments. In the interim, in order to maintain sufficient liquidity and capital resources, the Company has and will continue to evaluate all available financing options.
8. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the three months ended March 31, 2010:

				Notes	Distributions in
			Capital in	Receivable	Excess of	Total
	Preferred	Common	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Par Value	Common Stock	Earnings	Equity

Balance at December 31, 2009	$2,150	$8,563	$170,622,581	$(2,304,999)	$(49,877,753)	$118,450,542

Repayment of Principal on Notes Receivable	-	-	-	43,444	-	43,444

Distributions Declared to Common and Preferred Stockholders	-	-	-	-	(4,232,411)	(4,232,411)

Forfeiture of common stock in satisfaction of employee note receivable (1)	-	(18)	(243,882)	-	-	(243,900)

Net income	-	-	-	-	1,086,333	1,086,333

Balance at March 31, 2010	$2,150	$8,545	$170,378,699	$(2,261,555)	$(53,023,831)	$115,104,008

(1)	On February 1, 2010, the maturity date of an employee stock option loan to a former employee of the Adviser was extended until August 2010. In connection with the extension of the loan, the recourse provision of the loan was removed and the former employee was granted the option to either repay the principal and interest in full or return the 18,000 shares pledged against the loan to the Company in full satisfaction of the loan. On March 8, 2010, the date that the market price of the pledged shares equaled the balance of the outstanding loan, the pledged shares were returned to the Company and the loan was deemed paid in full.
The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding
	Number of	Strike Price of	Amount of	Balance of	Outstanding Balance
	Options	Options	Promissory Note	Employee Loans	of Employee Loans at	Maturity Date	Interest Rate
Date Issued	Exercised	Exercised	Issued to Employees	at March 31, 2010	December 31, 2009	of Note	on Note

Sep 2004	25,000	$15.00	$375,000	$314,961	$358,405	Sep 2013	5.00%
Apr 2006	12,422	16.10	199,994	199,994	199,994	Apr 2015	7.77%
May 2006	50,000	16.85	842,500	842,500	842,500	May 2016	7.87%
May 2006	15,000	16.10	241,500	241,500	241,500	May 2016	7.87%
May 2006	2,000	16.10	32,200	32,200	32,200	May 2016	7.87%
May 2006	2,000	16.10	32,200	32,200	32,200	May 2016	7.87%
May 2006	2,000	15.00	30,000	30,000	30,000	May 2016	7.87%
Oct 2006	12,000	16.10	193,200	193,200	193,200	Oct 2015	8.17%
Nov 2006	25,000	15.00	375,000	375,000	375,000	Nov 2015	8.15%

	145,422		$2,321,594	$2,261,555	$2,304,999

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as full recourse loans to employees and are included in the equity section of the accompanying consolidated balance sheets. As of March 31, 2010, each loan maintained full recourse status.
Distributions paid per share of common stock for each of the three months ended March 31, 2010 and 2009 were $0.375 per share. Distributions paid per share of Series A Preferred Stock for each of the three months ended March 31, 2010 and 2009 were $0.4843749 per share. Distributions paid per share of Series B Preferred Stock for each of the three months ended March 31, 2010 and 2009 were $0.46875 per share.
On November 4, 2009, the Company entered into an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which it may, from time to time, offer to sell shares of its common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. To date, the Company has not sold any common stock under the Open Market Sale Agreement.
On November 19, 2009, the Company entered into a dealer manager agreement, or the Dealer Manager Agreement, with Halcyon Capital Markets, LLC, or Halcyon, pursuant to which Halcyon will act as the Company’s dealer manager in connection with the Company’s continuous private offering of up to 3,333,333 shares of its newly designated senior common stock at $15.00 per share. On April 29, 2010, the Company issued 2,060 shares of senior common stock in the first closing of the private offering. Net proceeds from the sale, after selling commissions and the dealer manager fee, were $27,675. The net proceeds from the sale of the senior common stock will be used for investment in additional properties and mortgage loans, to repay indebtedness, to potentially purchase shares of the Company’s preferred stock on the open market, or other general corporate purposes.
9. Segment Information
As of March 31, 2010, the Company’s operations were comprised of two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users, and the other segment extends mortgage loans and collects principal and interest payments. The amounts included under the “other” column in the tables below include other income, which consists of interest income from temporary investments and employee loans and any other miscellaneous income earned, and operating and other expenses that were not specifically derived from either operating segment.

The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three months ended March 31, 2010 and 2009:

	As of and for the three months ended March 31, 2010
	Real Estate	Real Estate
	Leasing	Lending	Other		Total

Operating revenues	$10,497,476	$187,500	$-		$10,684,976
Operating expenses	(3,625,348)	-	(1,735,038)	(1)	(5,360,386)
Other expense	(4,045,644)	-	(192,613)	(2)	(4,238,257)

Discontinued operations	-	-	-		-

Net income	$2,826,484	$187,500	$(1,927,651)		$1,086,333

Total Assets	$396,795,468	$10,064,583	$7,760,049		$414,620,100

	As of and for the three months ended March 31, 2009
	Real Estate	Real Estate
	Leasing	Lending	Other		Total

Operating revenues	$10,470,676	$187,500	$-		$10,658,176
Operating expenses	(3,589,068)	-	(1,575,984)	(1)	(5,165,052)
Other expense	(4,082,638)	-	(338,755)	(2)	(4,421,393)

Discontinued operations	17,838	-	-		17,838

Net income	$2,816,808	$187,500	$(1,914,739)		$1,089,569

Total Assets	$404,272,994	$10,064,583	$10,659,229		$424,996,806

(1)	Operating expenses includes base management fees, incentive fees, administration fees, professional fees, insurance expense, directors fees, stockholder-related expenses and general and administrative expenses that are not practicable to allocate to either operating segment, thus it is included in the “other” column.

(2)	Other expense includes interest expense on the Company’s line of credit and short-term loan of $239,292 and $404,922 (which is net of interest income on temporary investments, interest income on employee loans and other income) for the three months ended March 31, 2010 and 2009, respectively. It is not practicable to allocate the interest from the line of credit or the short-term loan to either operating segment, thus it is included in the “other” column.
10. Subsequent Events
On April 7, 2010, the Company’s Board of Directors declared a cash distribution of $0.125 per share of common stock, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of April, May and June of 2010. Monthly distributions will be payable on April 30, 2010, May 28, 2010 and June 30, 2010, respectively, to those stockholders of record as of the close of business on April 22, 2010, May 20, 2010 and June 22, 2010, respectively.
On April 29, 2010, the Company issued 2,060 shares of senior common stock at a gross price per share of $15.00 in the first closing of its previously announced continuous private offering of up to 3,333,333 shares of senior common stock. Net proceeds from the first closing, after selling commissions and the dealer manager fee, were $27,675. The net proceeds from the sale of the senior common stock will be used for investment in additional properties and mortgage loans, to repay indebtedness, to potentially purchase shares of the Company’s preferred stock on the open market, or other general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.
All references to “we,” “our,” “us” and the “Company” in this Quarterly Report on Form 10-Q (“Report”) mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.
OVERVIEW
General
We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate that we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At March 31, 2010, we owned 64 properties totaling approximately 6.3 million square feet, and had one mortgage loan outstanding. The total gross investment in these acquisitions, including the $10.0 million mortgage loan investment, was approximately $444.2 million at March 31, 2010.
Business Environment
The United States is beginning to recover from the recession that it entered into during late 2007 though it continues to experience pervasive and fundamental disruptions in its financial markets. As a result, conditions within the U.S. credit markets generally and the U.S. real estate credit markets, in particular, continue to experience significant dislocation and stress. While we are beginning to see signs of economic improvement and stabilization in both the equity and debt capital markets, these markets remain challenging, and we do not know if adverse conditions will again intensify, nor are we able to gauge the full extent to which the disruptions will affect us. Additionally, economic conditions continue to disrupt our ability to price and finance new investment opportunities on attractive terms. We believe that it will take some time for the United States to fully recover from the recession. As a result, the continued weak economic conditions could still adversely impact the financial condition of one or more of our tenants, and therefore, could make a tenant bankruptcy and payment default on the related lease or loan more likely.

Currently, all of our properties are fully leased, and all of our tenants and our borrower are current and paying in accordance with their leases and loan, respectively; however, we have three leases that expire in 2010, which comprise approximately 3.4% of our total annualized rental income. Two of these tenants have notified us that they will not renew their leases, and we are currently both seeking new tenants for and researching alternative uses for these properties. In addition, we have $48.0 million of balloon principal payments maturing under one of our long-term mortgages in 2010; however, the mortgage has three annual extension options through 2013, which we currently intend to exercise. We have no other balloon principal payments due under any of our mortgages until 2013.
Our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgages secured by properties, and borrowings under our line of credit. The market for long-term mortgages remains at a standstill, as the collateralized mortgage-backed securities, or CMBS, market has virtually disappeared. With the closure of the CMBS market, many banks are not lending on commercial real estate as they are no longer able to sell these loans to the CMBS market and are not willing or able to keep these loans on their balance sheets. In addition, many banks have significantly curtailed their general lending practices, as they are having difficulty valuing the underlying real estate in this market. We are now only seeing banks willing to issue medium-term mortgages, between two and five years, on substantially less favorable terms than were previously available. Consequently, we intend to focus on using medium-term mortgages to finance our real estate until the market for long-term mortgages returns. Our ability to increase the availability under our line of credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only nine of our properties do not have long-term mortgages, and eight of those are pledged as collateral under our line of credit. Our line of credit matures in December 2010, and we are actively seeking to negotiate a renewal of the line of credit or find replacement financing this year. We are anticipating that the terms under a renewal or replacement line of credit will be less favorable then the terms under our current line of credit.
If we are able to raise additional equity capital in the near term, we will continue to invest in industrial and commercial real property as well as expand our investment portfolio in to other real property sectors, such as retail and medical properties. Furthermore, we intend to expand our mortgage lending activity to include purchasing mortgage loans from banks and CMBS pools, however, until we are able to raise debt or additional equity capital, our near-term strategy is contingent upon building the value of our existing portfolio of properties by renegotiating existing leases and making capital improvements to our properties. Capital improvements, however, will be limited to the extent we have available capital. We will continue to actively seek potential acquisitions, and we will continue our strategy of making conservative investments in properties that have existing financing sufficient to withstand the current economic conditions, and that are likely to produce attractive long-term returns for our stockholders.
Recent Events
Financing Activities:
During the three months ended March 31, 2010, we had net borrowings under our line of credit of approximately $1.7 million, with $34.9 million outstanding at March 31, 2010. The proceeds from borrowings under the line of credit were used for working capital and to fund capital improvements at certain of our properties.
Equity Activities:
On November 4, 2009, we entered into an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. To date, we have not sold any common stock under the Open Market Sale Agreement.
On November 19, 2009, we entered into a dealer manager agreement, or the Dealer Manager Agreement, with Halcyon Capital Markets, LLC, or Halcyon, pursuant to which Halcyon will act as our dealer manager in connection with our continuous private offering of up to 3,333,333 shares of our newly designated senior common stock at $15.00 per share. On April 29, 2010, we issued 2,060 shares of senior common stock in our first closing of the private offering. Net proceeds from the sale, after selling commissions and the dealer manager fee, were $27,675. The net proceeds from the sale of the senior common stock will be used for investment in additional properties and mortgage loans, to repay indebtedness, to potentially purchase shares of our preferred stock on the open market, or other general corporate purposes.
Industry Classifications
Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, geographic market or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. Our largest tenant at March 31, 2010 comprised approximately 7.3% of our total rental income, and our largest concentration of properties was located in Ohio, which accounted for approximately 17.9% of our total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the three months ended March 31, 2010 and 2009, respectively:

	March 31, 2010		March 31, 2009
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Automobile	$291,663	2.8%	$291,663	2.8%
Beverage, Food & Tobacco	547,192	5.2%	547,180	5.3%
Buildings and Real Estate	506,417	4.9%	506,417	4.9%
Chemicals, Plastics & Rubber	782,534	7.5%	802,204	7.7%
Containers, Packaging & Glass	582,619	5.6%	582,503	5.6%
Diversified/Conglomerate Manufacturing	916,172	8.8%	916,172	8.8%
Diversified/Conglomerate Services	77,026	0.7%	77,026	0.8%
Electronics	1,541,448	14.8%	1,541,447	14.9%
Healthcare, Education & Childcare	1,536,353	14.8%	1,536,353	14.8%
Home & Office Furnishings	132,436	1.3%	132,436	1.3%
Insurance	180,717	1.7%	180,717	1.7%
Machinery	597,155	5.7%	597,151	5.7%
Oil & Gas	329,391	3.2%	288,111	2.8%
Personal & Non-Durable Consumer Products	338,681	3.2%	338,680	3.3%
Personal, Food & Miscellaneous Services	143,752	1.4%	143,752	1.4%
Printing & Publishing	549,669	5.3%	544,845	5.3%
Telecommunications	1,361,841	13.1%	1,361,587	12.9%

	$10,415,066	100.0%	$10,388,244	100.0%

Our Adviser and Administrator
Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser as well as its vice chairman and chief operating officer. George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs.
Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly traded business development companies, as well as Gladstone Land Corporation, a private agricultural real estate company. With the exception of our chief financial officer, all of our executive officers serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In the future, our Adviser may provide investment advisory to other funds, both public and private, of which it is the sponsor.
Advisory and Administration Agreements
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator. Our Adviser and Administrator employ all of our personnel and pay their payroll, benefits, and general expenses directly. On January 1, 2007, we entered into an advisory agreement with our Adviser, which we refer to as the Advisory Agreement, and an administration agreement with our Administrator, which we refer to as the Administration Agreement.
Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest on short-term debt and mortgages, tax preparation, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers).
During the three months ended March 31, 2010 and 2009, none of these expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties that we acquire, the aggregate amount of mortgage loans that we make and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
Management Services and Fees under the Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, and for an incentive fee based on funds from operations, or FFO. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common with other externally-advised REITs. Furthermore, there are no fees charged when our Adviser secures long or short-term credit or arranges mortgage loans on our properties.
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

Quarterly Incentive Fee Based on FFO
Pre-incentive fee FFO
(expressed as a percentage of total common stockholders’ equity)
Percentage of pre-incentive fee FFO allocated to incentive fee
The incentive fee may be reduced because of a covenant which exists in our line of credit agreement which limits distributions to our stockholders to 95% of FFO. In order to comply with this covenant, our board of directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the three months ended March 31, 2009, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. There was no waiver to the incentive fee for the three months ended March 31, 2010. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any waiver, in whole or in part.
Administration Agreement
Under the Administration Agreement, we pay for our allocable portion of our Administrator’s overhead expenses incurred while performing its obligations including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.
Critical Accounting Policies
The preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, requires Management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Management relies on its experience, collects historical data and current market data, and analyzes this information in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included elsewhere in this report. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.
Allocation of Purchase Price
When we acquire real estate, we allocate the purchase price, less any expenses related to the acquisition, to (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs, the value of tenant relationships and the value of capital lease obligations, based in each case on their fair values. All expenses related to the acquisition are expensed as incurred, rather than capitalized into the cost of the acquisition as had been the previous accounting.
Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by Management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, Management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which primarily range from 9 to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Management also considers the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and Management’s expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. A change in any of the assumptions above, which are very subjective, could have a material impact on our results of operations.
The allocation of the purchase price directly affects the following in our consolidated financial statements:
•	The amount of purchase price allocated to the various tangible and intangible assets on our balance sheet;

•	The amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, depending on the amounts allocated between land and other depreciable assets, changes in the purchase price allocation among our assets could have a material impact on our FFO, which is used by many REIT investors to evaluate our operating performance; and

•	The period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases, which normally range from 10 to 15 years. Also, we depreciate our buildings over 39 years, but do not depreciate our land. These differences in timing could have a material impact on our results of operations.
Asset Impairment Evaluation
We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. In determining if impairment exists, Management considers such factors as our tenants’ payment history, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industry in which our tenants operate and whether the carrying value of our real estate has decreased. If any of the factors above support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying amount in such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate the hold periods of the properties and cap rates using information that we obtain from market comparability studies and other comparable sources. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using assumptions or market participants. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss that we would recognize.

Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview-Business Environment,” we performed an impairment analysis of our entire portfolio at March 31, 2010. We concluded that none of our properties are currently impaired, and we will continue to monitor our portfolio for any indicators that may change our conclusion.
Provision for Loan Losses
Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans that we have made based upon our evaluation of known and inherent risks associated with our private lending assets. Management reflects provisions for loan losses based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations. We did not make a loss allowance for our existing mortgage loan receivable as of March 31, 2010, as we believe the carrying value of the loan is fully collectable.
Recently Issued Accounting Pronouncements
Refer to Note 1 in the accompanying consolidated financial statements for a summary of all recently issued accounting pronouncements.

Results of Operations
Our weighted-average yield on our portfolio as of March 31, 2010 was approximately 9.57%. The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.
A comparison of our operating results for the three months ended March 31, 2010 and 2009 is below:

	For the three months ended March 31,
	2010	2009	$ Change	% Change
Operating revenues
Rental income	$10,415,066	$10,388,244	$26,822	0%
Interest income from mortgage notes receivable	187,500	187,500	-	0%
Tenant recovery revenue	82,410	82,432	(22)	0%

Total operating revenues	10,684,976	10,658,176	26,800	0%

Operating expenses
Depreciation and amortization	3,321,871	3,307,802	14,069	0%
Property operating expenses	244,354	236,812	7,542	3%
Due diligence expense	21,876	9,547	12,329	129%
Base management fee	312,564	372,648	(60,084)	-16%
Incentive fee	846,192	786,289	59,903	8%
Administration fee	231,884	224,354	7,530	3%
Professional fees	175,610	235,198	(59,588)	-25%
Insurance expense	56,325	48,678	7,647	16%
Directors’ fees	49,418	49,702	(284)	-1%
Stockholder-related expense	45,216	83,647	(38,431)	-46%
Asset retirement obligation expense	37,247	34,907	2,340	7%
General and administrative expenses	17,829	10,549	7,280	69%

Total operating expenses before credit from Adviser	5,360,386	5,400,133	(39,747)	-1%

Credit to incentive fee	-	(235,081)	235,081	-100%

Total operating expenses	5,360,386	5,165,052	195,334	4%

Other income (expense)
Interest income from temporary investments	265	17,281	(17,016)	-98%
Interest income - employee loans	43,101	48,886	(5,785)	-12%
Other income	3,316	-	3,316	100%
Interest expense	(4,284,939)	(4,487,560)	202,621	-5%

Total other expense	(4,238,257)	(4,421,393)	183,136	-4%

Income from continuing operations	1,086,333	1,071,731	14,602	1%

Discontinued operations
Income from discontinued operations	-	17,838	(17,838)	-100%

Total discontinued operations	-	17,838	(17,838)	-100%

Net income	1,086,333	1,089,569	(3,236)	0%

Distributions attributable to preferred stock	(1,023,438)	(1,023,437)	(1)	0%

Net income available to common stockholders	$62,895	$66,132	$(3,237)	-5%

Operating Revenues
Rental income remained flat for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, because no properties have been acquired since 2008.
Interest income from mortgage notes receivable remained flat for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, because interest income on our mortgage loan is calculated based on a floor rate of 7.5% per year or the one month London Interbank Offered Rate, or LIBOR, rate plus 6.0% per year, and has a ceiling rate of 10.0%. LIBOR plus the 6.0% spread has remained below the floor rate of 7.5% over the past year, resulting in interest remaining flat.
Tenant recovery revenue remained flat for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, because no properties have been acquired since 2008.
Operating Expenses
Depreciation and amortization expenses remained flat for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, because no properties have been acquired since 2008.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses remained relatively flat during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, because no properties have been acquired since 2008.
Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared during our due diligence work. Due diligence expenses increased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily because of legal fees incurred in connection with a potential acquisition that did not close during the quarter. Total due diligence expenses remain relatively low; however, with our adoption of Accounting Standards Codification, or ASC, 805 “Business Combinations,” on January 1, 2009, which requires that we no longer capitalize due diligence costs into the price of the acquisition, we expect that our due diligence expense will increase significantly once we begin to acquire properties again.
The base management fee decreased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, as a result of a decrease in total common stockholders’ equity, the main component of the calculation. Total common stockholders’ equity decreased because distributions to common stockholders for the three months ended March 31, 2010 exceeded net income during the period by approximately $2.1 million. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”
The incentive fee increased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, due to the increase in pre-incentive fee FFO caused by a decrease in certain of our operating expenses, coupled with the decrease in total common stockholders’ equity. The calculation of the incentive fee is described in detail above under “Advisory and Administration Agreements.”
The administration fee increased slightly for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily as a result of an increase in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements, which was partially offset by a decrease in the amount of the total expenses allocated from our Administrator during the quarter. The calculation of the administration fee is described in detail above under “Advisory and Administration Agreements.”
Professional fees, consisting primarily of legal and accounting fees, decreased during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily because of legal and other professional fees incurred relating to ongoing lease renegotiations and reviews of our legal work with our existing tenants during the three months ended March 31, 2009 that were incurred to a lesser extent during the three months ended March 31, 2010, coupled with tax research fees paid during 2009, which were not paid during 2010.
Insurance expense consists of the premiums paid for directors’ and officers’ insurance, which is renewed annually each September. Insurance expense increased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, because of an increase in the premiums for the period from September 2009 through September 2010.
Directors’ fees remained flat during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, as we made no changes to the compensation paid to our non-employee directors for 2010.
Stockholder-related expense decreased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily as a result of decreased costs associated with printing and filing our proxy materials and annual report.
Asset retirement obligation expense increased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, because of the increase in the accretion of the expense over the term of the lease including renewal periods.
General and administrative expenses increased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily as a result of an increase in the amount of travel for site visits to our properties, coupled with an increase in bank service charges.
Other Income and Expense
Interest income from temporary investments decreased during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily because of lower interest rates earned on our money market accounts, coupled with interest received during the three months ended March 31, 2009 from funds held on deposit for a prospective real estate acquisition, coupled with interest earned on amounts held in reserve accounts with our lenders.
Interest income on employee loans decreased during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. This decrease was a result of loan payoffs made by employees during 2009 and other principal repayments during the first quarter of 2010, coupled with a stock option loan to a former employee of our Adviser whereby interest on her loan is now recorded in other income. The loan was paid in full in March 2010.
Other income increased during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, because of income earned on a stock option loan to a former employee of our Adviser. In connection with that employee’s termination of employment with our Adviser and the later amendment of the loan, the interest on the loan from the date of termination, November 2009, is included in other income on the consolidated statement of operations. The loan was paid in full in March 2010.
Interest expense decreased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. This was primarily a result of a decrease in LIBOR from the first quarter of 2009, which reduced our interest expense under our line of credit, coupled with reduced interest expense on our long-term financings from amortizing principal payments made during 2009.
Discontinued Operations
Income from discontinued operations for the three months ended March 31, 2009 primarily relates to the property that we sold in July 2009, which was located in Norfolk, Virginia.

Net Income Available to Common Stockholders
Net income available to common stockholders remained relatively flat for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 as we had minimal activity during the periods.
Liquidity and Capital Resources
Future Capital Needs
At March 31, 2010, we had approximately $3.3 million in cash and cash equivalents. We have an available borrowing capacity of $6.6 million under our line of credit, and have obtained mortgages on 55 of our properties. As of March 31, 2010, we had investments in 64 real properties for a net carrying value, including intangible assets, of approximately $381.8 million and one mortgage loan receivable for $10.0 million.
As discussed in “Overview-Business Environment” above, while there have been improvements in the U.S. economy, we continue to be impacted by weak capital market conditions, which have affected our ability to obtain additional mortgages, as well as our ability to borrow funds and issue equity securities, our principal sources of external financing. Until economic conditions recover and stabilize, we intend to fund our existing contractual obligations with our cash flows from operations and with borrowings made against our existing line of credit. If economic conditions continue to improve, we are hopeful that we will be able to issue additional equity securities under our effective shelf registration statement, including pursuant to our Open Market Sale Agreement, and through a private offering of our senior common stock. If we are able to raise significant equity capital, we would intend to use the proceeds to acquire additional properties, make mortgage loans, repurchase shares of our preferred stock on the open market or pay down outstanding borrowings under our line of credit.
Our existing shelf registration statement permits us to issue, through one or more transactions, up to an aggregate sale price of $300.0 million in securities consisting of common or preferred stock, of which $25.0 million was reserved for sales under our Open Market Sale Agreement, discussed below, as of March 31, 2010. On November 4, 2009, we entered into an Open Market Sale Agreement with Jefferies under which we may, from time to time, offer and sell shares of our common stock with an aggregate sales price of up to $25.0 million through Jefferies, as agent, or to Jeffries, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). Sales of shares of our common stock through Jefferies, if any, will be executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices, in privately negotiated transactions, crosses or block transactions as may be agreed between us and Jefferies, including a combination of any of these transactions. We will pay Jefferies a commission equal to 2.0% of the gross sales proceeds of any common stock sold through Jefferies as agent under the Open Market Sale Agreement. To date, we have not sold any shares of our common stock under the Open Market Sale Agreement, and there is no guarantee that we will sell any common stock under such agreement in the future.
In addition, on November 19, 2009, we entered into a dealer manager agreement with Halcyon who will act as our dealer manager in connection with our continuous private offering of up to 3,333,333 shares of our newly designated senior common stock at $15.00 per share. This offering is only being made to accredited investors. On April 29, 2010, we issued 2,060 shares of senior common stock at a gross price per share of $15.00 in the first closing of senior common stock. The net proceeds from the sale of the senior common stock will be used for investment in additional properties and mortgage loans, to repay indebtedness, to potentially purchase shares of our preferred stock on the open market, or other general corporate purposes.
As banks recommence their general lending practices, we intend to obtain mortgages on any additional acquired properties by collateralizing the mortgages with some or all of our real property or by borrowing against our existing line of credit. We may use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We have $48.0 million of balloon principal payments maturing under one of our long-term mortgages in 2010; however the mortgage has three annual extension options through 2013, which we currently intend to exercise. At the time of notification of extension of the $48.0 million loan, we are required to remit a fee of 0.25% of the outstanding principal balance and a certification to the lender that our aggregate debt service coverage ratio is not less than 1.2 and as of March 31, 2010 we were in compliance with this covenant. The interest rate for the extension periods will adjust based upon the 1-year swap rate at the time of extension and a fixed spread of 4.16% in the first year, 4.29% in the second year and 4.41% in the third year. Based upon the current 1-year swap rate, the adjusted interest rate would be less than the current rate on the mortgage loan, though this rate could increase prior to our delivery of the extension notice later this year. We have no other balloon principal payments due under any of our mortgages until 2013.
We also need sufficient capital to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, and fund our current operating costs. We may require credits to our management fees, issued from our Adviser, in order to meet these obligations, although our Adviser is under no obligation to provide such credits, in whole or in part.
Our line of credit is a material source to satisfy our long-term liquidity requirements. As our line of credit matures in December 2010, we are actively seeking to negotiate a renewal of the line of credit or to find replacement financing. The ability to renew or find other replacement financing is not guaranteed and the cost of any such financing could be substantially higher than current debt costs. We routinely review our liquidity requirements, and, provided that we are able to obtain a renewal of our line of credit or a new source of financing, either of which we expect to be able to procure, we believe that our current cash flows from operations, coupled with our line of credit, are sufficient to continue operations and pay distributions to our stockholders.
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2010 was approximately $3.6 million as compared to net cash provided by operating activities of approximately $4.1 million for the three months ended March 31, 2009. This decrease was primarily a result of an increase in the amount of the net incentive fee paid to our Adviser coupled with an increase in capitalized expenses associated with our ongoing equity offerings. A majority of cash from operating activities is generated from the rental payments that we receive from our tenants and from the interest payments that we receive from our borrower. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2010 was approximately $500,000, which primarily consisted of tenant improvements performed at our properties located in Eatontown, New Jersey and Maple Heights, Ohio and net payments to lenders for reserves, as compared to net cash used in investing activities during the three months ended March 31, 2009 of approximately $1.2 million, which primarily consisted of an increase in the amount of restricted cash and net payments to lenders for reserves. We have not purchased any properties since August 2008 because of the lack of access to capital as discussed in “Overview-Business Environment” above, which has resulted in a significant decrease in the cash used in investing activities.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2010 was approximately $2.9 million, which primarily consisted of distributions paid to our stockholders and principal repayments on mortgage notes payable, partially offset by net borrowings on our line of credit. Net cash used in financing activities for the three months ended March 31, 2009 was approximately $5.0 million, which primarily consisted of repayment of our short-term loan, principal repayments on mortgage notes payable and distributions paid to our stockholders.
Mortgage Notes Payable
As of March 31, 2010 we had 16 fixed-rate mortgage notes payable in the aggregate principal amount of approximately $252.1 million, collateralized by a total of 55 properties with terms at issuance ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2010 was approximately 6.0%.
Line of Credit
We have a $50.0 million senior revolving credit agreement, or Credit Agreement, with a syndicate of banks led by KeyBank National Association, or KeyBank, which matures on December 29, 2010. Currently, eight of our properties are pledged as collateral under our line of credit. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this funding source is subject to our continued ability to meet customary lending requirements such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO less those acquisition related costs that are required to be expensed under ASC 805. In addition, the maximum amount that we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. The maximum amount that we may draw under the Credit Agreement is approximately $45.1 million. Furthermore, those properties that are pledged as collateral to the banks are pledged through a perfected first priority lien in the equity interest of the special purpose entity, or SPE, that owns the property. In addition, Gladstone Commercial Limited Partnership, a Delaware limited partnership that owns the SPEs, or the Operating Partnership, is precluded from transferring the SPEs or unconsolidated affiliates to us.
If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the released property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. The availability under the line of credit will also be reduced by letters of credit used in the ordinary course of business. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments.
At March 31, 2010, there was $34.9 million outstanding under the line of credit at an interest rate of approximately 2.2% and approximately $3.6 million outstanding under letters of credit at a weighted average interest rate of approximately 2.0%. At March 31, 2010, the remaining borrowing capacity available under the line of credit was approximately $6.6 million. Our ability to increase the availability under our line of credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only nine of our properties do not have long-term mortgages, and eight of those are pledged as collateral under our line of credit. Accordingly, we have only one property which is unencumbered. We were in compliance with all covenants under the Credit Agreement as of March 31, 2010.
As our line of credit matures in December 2010, we are actively seeking to negotiate a renewal of the line of credit or to find replacement financing, though our ability to obtain replacement financing at the time of maturity could be constrained by current economic conditions affecting the credit markets generally. Consequently, no assurance can be given that we will be successful in renewing or replacing our line of credit with terms similar to our existing line of credit or at all. In the event that we are not able to obtain replacement financing for our credit facility on favorable terms, or at all, this could have a material adverse effect on our liquidity, our ability to make distributions to our stockholders and our ability to fund new investments. In the interim, in order to maintain sufficient liquidity and capital resources, we have and will continue to evaluate all available financing options.
Contractual Obligations
The following table reflects our material contractual obligations as of March 31, 2010:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	287,017,127	$85,373,365	$6,037,099	$32,207,473	$163,399,190
Interest on Debt Obligations (2)	74,733,711	11,730,500	23,698,172	21,930,064	17,374,975
Capital Lease Obligations (3)	300,000	-	-	300,000	-
Operating Lease Obligations (4)	1,715,742	152,510	305,021	305,021	953,190

Total	$363,766,580	$97,256,375	$30,040,292	$54,742,558	$181,727,355

(1)	Debt obligations represent borrowings under our line of credit, which represents $34.9 million of the debt obligation due in less than 1 year, and mortgage notes payable that were outstanding as of March 31, 2010. The line of credit matures in December 2010. The $48.0 million mortgage note issued in September 2008 matures in October 2010, and we expect to exercise our options to extend the term through October 2013.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable, thus the amount of interest calculated for purposes of this table was based upon rates and balances as of March 31, 2010.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2010.

Funds from Operations
The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relative non-GAAP supplemental measure of operating performance of an equity REIT, in order to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.
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
Basic funds from operations per share, or Basic FFO per share, and diluted funds from operations per share, or Diluted FFO per share, is FFO available to common stockholders divided by the number of weighted average shares of common stock outstanding and FFO available to common stockholders divided by the number of weighted average shares of common stock outstanding on a diluted basis, respectively, during a period. We believe that FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share, or EPS, in evaluating net income available to common stockholders. In addition, because most REITs provide FFO available to common stockholders, Basic FFO and Diluted FFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO, Basic EPS is the most directly comparable GAAP measure to Basic FFO per share, and that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

The following table provides a reconciliation of our FFO for the three months ended March 31, 2010 and 2009, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average share of common stock and basic and diluted net income per weighted average share of common stock:

	For the three months ended March 31,
	2010	2009
Net income	$1,086,333	$1,089,569
Less: Distributions attributable to preferred stock	(1,023,438)	(1,023,437)

Net income available to common stockholders	62,895	66,132

Add: Real estate depreciation and amortization, including discontinued operations	3,321,871	3,314,100

FFO available to common stockholders	$3,384,766	$3,380,232

Weighted average shares outstanding - basic & diluted	8,558,664	8,563,264

Basic & diluted net income per weighted average share of common stock	$0.01	$0.01

Basic & diluted FFO per weighted average share of common stock	$0.40	$0.39

Distributions declared per share of common stock	$0.375	$0.375

Percentage of FFO paid per share of common stock	95%	95%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2010 and 2009, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the impact of a 1% increase and 1% decrease in the one month LIBOR for the three months ended March 31, 2010 and 2009.

	For the three months ended March 31,
	2010	2009
1% increase in the one month LIBOR

Rental & interest income	$-	$-

Interest expense	87,250	83,000

Net decrease	$(87,250)	$(83,000)

Net income available to common stockholders (as reported)	$62,895	$66,132

Net decrease as percentage of Net income available to common stockholders (as reported)	-138.7%	-125.5%

1% decrease in the one month LIBOR

Rental & interest income	$-	$-

Interest expense	$(87,250)	$(83,000)

Net increase	$87,250	$83,000

Net income available to common stockholders	$62,895	$66,132

Net increase as percentage of Net income available to common stockholders	138.7%	125.5%
As of March 31, 2010, the fair value of our fixed rate debt outstanding was approximately $241.5 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at March 31, 2010, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by approximately $9.3 million and $9.9 million, respectively.

In the future, we may be exposed to additional effects of interest rate changes primarily as a result of our line of credit or long-term mortgage debt which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt if necessary.

Item 4.	Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2010, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 1A.	Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed by us with the Securities and Exchange Commission on February 24, 2010.
Recent healthcare reform legislation may affect our revenue and financial condition.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two Acts serve as the primary vehicle for comprehensive health care reform in the United States. The Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018. At this time, the effects of health care reform and its impact on our business, our revenues and financial condition and those of are tenants are not yet known. Accordingly, the reform could adversely affect the cost of providing healthcare coverage generally and the financial success of our tenants and consequently us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
Exhibit Index

Exhibit	Description of Document
3.1	Articles of Amendment and Restatement to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S -11 (File No. 333-106024), filed June 11, 2003.

3.1.1	Articles of Amendment to Articles of Articles of Amendment and Restatement to Articles of Incorporation, incorporated by reference to Exhibit 3.1.1 to the Form 10-Q (File No. 001-33097), filed July 30, 2009.

3.1.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-33097), filed March 19, 2010.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2.1	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 000-50363), filed July 10, 2007.

4.1	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A 12G (File No. 000-50363), filed January 19, 2006.

4.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A 12B (File No. 000-50363), filed October 19, 2006.

4.3	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A 12G (File No. 000-50363), filed January 19, 2006.

4.4	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A 12B (File No. 000-50363), filed October 19, 2006.

4.5	Articles Supplementary Establishing and Fixing the Rights and Preferences of Senior Common Stock, incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-33097), filed April 29, 2010.

10.1	Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-33097), filed April 29, 2010.

10.2	Gladstone Commercial Limited Partnership Schedule 4.2(a)(3) to First Amended and Restated Agreement of Limited Partnership: Designation of Senior Common Units, incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-33097), filed April 29, 2010.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this report).

12	Statements re: computation of ratios (filed herewith).

Exhibit	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31 .2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32 .1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32 .2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation
Date: May 3, 2010	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer