Form 10-Q
period 2010-06-30
GLADSTONE COMMERCIAL CORP
filed 2010-08-03
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-33097
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of July 30, 2010 was 8,545,264.

GLADSTONE COMMERCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2010

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Real estate, at cost	$391,329,596	$390,753,892
Less: accumulated depreciation	38,886,713	34,111,952

Total real estate, net	352,442,883	356,641,940

Lease intangibles, net	26,246,904	28,177,461
Mortgage note receivable	10,000,000	10,000,000
Cash and cash equivalents	3,312,409	3,096,598
Restricted cash	2,295,525	2,633,538
Funds held in escrow	2,344,342	2,487,680
Deferred rent receivable	9,697,709	8,975,196
Deferred financing costs, net	2,653,246	3,136,055
Prepaid expenses and other assets	2,186,373	1,716,905

TOTAL ASSETS	$411,179,391	$416,865,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$251,453,252	$252,761,651
Borrowings under line of credit	36,300,000	33,200,000
Deferred rent liability	2,738,784	3,213,195
Asset retirement obligation liability	2,380,748	2,305,644
Accounts payable and accrued expenses	1,530,275	2,086,741
Due to Adviser (Refer to Note 2)	1,292,211	1,213,640
Obligation under capital lease	253,841	247,686
Rent received in advance, security deposits and funds held in escrow	3,321,442	3,386,274

Total Liabilities	299,270,553	298,414,831

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,150	2,150
Senior common stock, $0.001 par value; 4,000,0000 shares authorized and 2,073 and 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2	—
Common stock, $0.001 par value, 43,700,000 shares authorized and 8,545,264 and 8,563,264 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	8,545	8,563
Additional paid in capital	170,404,393	170,622,581
Notes receivable — employees	(2,260,586)	(2,304,999)
Distributions in excess of accumulated earnings	(56,245,666)	(49,877,753)

Total Stockholders’ Equity	111,908,838	118,450,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$411,179,391	$416,865,373

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Operating revenues
Rental income	$10,409,519	$10,379,172	$20,824,586	$20,767,420
Interest income from mortgage note receivable	189,583	189,583	377,083	377,083
Tenant recovery revenue	82,285	82,734	164,695	165,167

Total operating revenues	10,681,387	10,651,489	21,366,364	21,309,670

Operating expenses
Depreciation and amortization	3,390,492	3,282,629	6,712,362	6,590,438
Property operating expenses	229,733	230,785	474,088	467,595
Due diligence expense	—	6,886	21,876	16,433
Base management fee (Refer to Note 2)	296,141	357,650	608,705	730,298
Incentive fee (Refer to Note 2)	829,264	812,653	1,675,456	1,598,942
Administration fee (Refer to Note 2)	219,119	257,207	451,003	481,561
Professional fees	201,801	125,965	377,411	361,161
Insurance expense	56,513	48,125	112,838	96,804
Directors’ fees	49,025	50,386	98,443	100,088
Stockholder-related expenses	78,596	88,245	123,812	171,892
Asset retirement obligation expense	37,857	35,476	75,104	70,384
General and administrative	17,733	15,453	35,563	26,005

Total operating expenses before credit from Adviser	5,406,274	5,311,460	10,766,661	10,711,601

Credit to incentive fee	(56,073)	(129,623)	(56,073)	(364,704)

Total operating expenses	5,350,201	5,181,837	10,710,588	10,346,897

Other income (expense)
Interest income from temporary investments	113	184	378	17,465
Interest income — employee loans	42,574	48,862	85,674	97,748
Other income	5,013	11,320	8,329	11,320
Interest expense	(4,372,435)	(4,433,998)	(8,657,373)	(8,921,555)

Total other expense	(4,324,735)	(4,373,632)	(8,562,992)	(8,795,022)

Income from continuing operations	1,006,451	1,096,020	2,092,784	2,167,751

Discontinued operations
Income from discontinued operations	—	20,916	—	38,754

Total discontinued operations	—	20,916	—	38,754

Net income	1,006,451	1,116,936	2,092,784	2,206,505

Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	(2,046,876)	(2,046,875)
Distributions attributable to senior common stock	(375)	—	(375)	—

Net (loss) income available to common stockholders	$(17,361)	$93,499	$45,533	$159,630

Earnings per weighted average share of common stock — basic
Income from continuing operations (net of distributions attributable to preferred stock)	$0.00	$0.01	$0.01	$0.02
Discontinued operations	0.00	0.00	0.00	0.00

Net income available to common stockholders	$0.00	$0.01	$0.01	$0.02

Earnings per weighted average share of common stock — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.00	$0.01	$0.01	$0.02
Discontinued operations	0.00	0.00	0.00	0.00

Net income available to common stockholders	$0.00	$0.01	$0.01	$0.02

Weighted average shares of common stock outstanding — basic	8,545,264	8,563,264	8,551,927	8,563,264

Weighted average shares of common stock outstanding — diluted	8,546,529	8,563,264	8,552,563	8,563,264

Earnings per weighted average share of senior common stock	$0.26	$0.00	$0.52	$0.00

Weighted average shares of senior common stock outstanding — basic	1,435	0	722	0

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,092,784	$2,206,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	6,712,362	6,600,853
Amortization of deferred financing costs	544,080	723,828
Amortization of deferred rent asset and liability, net	(347,663)	(266,035)
Accretion of obligation under capital lease	6,155	6,154
Asset retirement obligation expense, including discontinued operations	75,104	70,845
Increase in prepaid expenses and other assets	(963,368)	(137,854)
Increase in deferred rent receivable	(849,261)	(1,082,278)
(Decrease) increase in accounts payable, accrued expenses, and amount due Adviser	(478,074)	230,245
Increase (decrease) in rent received in advance	273,181	(210,575)

Net cash provided by operating activities	7,065,300	8,141,688

Cash flows from investing activities:
Real estate investments	(575,704)	(54,319)
Leasing commissions paid	(7,044)	(298,270)
Receipts from lenders for reserves held in escrow	1,016,102	773,187
Payments to lenders for reserves held in escrow	(872,764)	(919,041)
Decrease (increase) in restricted cash	338,013	(668,151)
Deposits refunded	250,000	200,000

Net cash provided by (used in) investing activities	148,603	(966,594)

Cash flows from financing activities:
Proceeds from issuance of senior common stock	30,000	—
Offering costs	(4,500)	—
Principal repayments on mortgage notes payable	(1,308,399)	(1,160,248)
Principal repayments on employee notes receivable	44,413	6,921
Borrowings from line of credit	13,400,000	39,300,000
Repayments on line of credit	(10,300,000)	(19,000,000)
Repayment of short-term loan	—	(20,000,000)
Receipts from tenants for reserves	1,036,621	1,996,723
Payments to tenants from reserves	(947,606)	(1,339,968)
(Decrease) increase in security deposits	(427,028)	11,396
Payments for deferred financing costs	(61,271)	(103,563)
Distributions paid for common and preferred	(8,460,322)	(8,469,322)

Net cash used in financing activities	(6,998,092)	(8,758,061)

Net increase (decrease) in cash and cash equivalents	215,811	(1,582,967)

Cash and cash equivalents, beginning of period	3,096,598	4,503,578

Cash and cash equivalents, end of period	$3,312,409	$2,920,611

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION

Forfeiture of common stock in satisfaction of employee note receivable	$243,900	$—

Senior common dividend issued in the dividend reinvestment program	$375	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
Gladstone Commercial Corporation (the “Company”) was incorporated on February 14, 2003 under the General Corporation Law of Maryland. The Company operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and exists primarily for the purposes of engaging in the business of investing in real estate properties net leased to creditworthy entities and making mortgage loans to creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”).
Subsidiaries
The Company conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As the Company currently owns all of the general and limited partnership interests of the Operating Partnership through GCLP Business Trust I and II, as discussed in more detail below, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.
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
Interim Financial Information
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of the Company’s Management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of the financial statements for the interim period have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 24, 2010.

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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on Management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was approximately $2.4 million and $4.8 million for the three and six months ended June 30, 2010, respectively, and approximately $2.4 million and $4.7 million for the three and six months ended June 30, 2009, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) Management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was approximately $63,000 and $127,000 for both the three and six months ended June 30, 2010 and 2009, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was approximately $231,000 and $474,000 for the three and six months ended June 30, 2010, respectively, and approximately $196,000 and $393,000 for the three and six months ended June 30, 2009, respectively.
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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets, including discontinued operations, was approximately $1.0 million and $1.9 million for the three and six months ended June 30, 2010, respectively, and approximately $0.9 million and $1.9 million for the three and six months ended June 30, 2009, respectively.
Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires the Company to periodically review the carrying value of each property to determine if circumstances indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on real estate assets in the Company’s history.
In light of current economic conditions, the Company performed an impairment analysis of its entire portfolio at June 30, 2010. In performing the analysis, the Company considered such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether the carrying value of the real estate has decreased. The Company concluded that none of its properties were impaired, and will continue to monitor its portfolio for any indicators that may change this conclusion.
Provision for Loan Losses
The Company’s accounting policies require it to reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans that it has made based upon its evaluation of known and inherent risks associated with its private lending assets. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses in the Company’s history.

Cash and Cash Equivalents
The Company considers cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. All of the Company’s cash and cash equivalents at June 30, 2010 were held in the custody of one financial institution, and the Company’s balance at times may exceed federally insurable limits.
Restricted Cash
Restricted cash consists of security deposits and funds held in escrow for certain tenants. These funds will be released to the tenants upon completion of agreed upon tasks, as specified in the lease agreements, mainly consisting of maintenance and repairs on the buildings and upon receipt by the Company of evidence of insurance and tax payments.
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
Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method over the term of the secured financing. The Company made payments of approximately $11,000 and $61,000 for deferred financing costs during the three and six months ended June 30, 2010, respectively, and approximately $50,000 and $104,000 for deferred financing costs during the three and six months ended June 30, 2009, respectively. Total amortization expense related to deferred financing costs was approximately $272,000 and $544,000 for the three and six months ended June 30, 2010, respectively, and $349,000 and $724,000 for the three and six months ended June 30, 2009, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of accounts receivable, interest receivable, prepaid assets, prepaid offering costs and deposits on real estate.
Obligation Under Capital Lease
In conjunction with the Company’s acquisition of a building in Fridley, Minnesota in February 2008, the Company acquired a ground lease on the parking lot of the building, which had a purchase obligation to acquire the land under the ground lease at the end of the term in April 2014 for $300,000. In accordance with ASC 840-10-25, “Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding present value of the obligation under the capital lease. The Company recorded total interest expense related to the accretion of the capital lease obligation of approximately $3,000 and $6,000 for both the three and six months ended June 30, 2010 and 2009, respectively.
Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of the Company’s leases contain rental increases at specified intervals. The Company recognizes such revenues on a straight-line basis by averaging the non-cancelable rental revenues over the lease terms. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an allowance for uncollectable accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of June 30, 2010.
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

Asset Retirement Obligations
ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. There were no liabilities accrued during the six months ended June 30, 2010 or 2009. The Company also recorded expenses, including discontinued operations, of approximately $38,000 and $75,000 during the three and six months ended June 30, 2010, respectively, and approximately $35,000 and $71,000 during the three and six months ended June 30, 2009, respectively related to the cumulative accretion of the obligation.
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
2. Related-Party Transactions
The Company is externally managed pursuant to contractual arrangements with its Adviser and Gladstone Administration, LLC (the “Administrator”), which collectively employ all of the Company’s personnel and pays their payroll, benefits, and general expenses directly. The Company has an advisory agreement with its Adviser (the “Advisory Agreement”) and an administration agreement with its Administrator (the “Administration Agreement”). The management services and administrative fees under the Advisory and Administration Agreements are described below. As of June 30, 2010 and December 31, 2009, respectively, approximately $1.3 million and $1.2 million were due to the Adviser.

Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock (“common stockholders’ equity”), and an incentive fee based on funds from operations (“FFO”). For the three and six months ended June 30, 2010, the Company recorded a base management fee of approximately $296,000 and $609,000, respectively, and for the three and six months ended June 30, 2009, the Company recorded a base management fee of approximately $358,000 and $730,000, respectively. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized, (the “hurdle rate”) of total common stockholders’ equity. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s common stockholders’ equity. The Adviser also receives an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875% of common stockholders’ equity.
For the three and six months ended June 30, 2010, the Company recorded an incentive fee of approximately $829,000 and $1,675,000, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $56,000 and $56,000, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2010, of approximately $773,000 and $1,619,000, respectively. For the three and six months ended June 30, 2009, the Company recorded an incentive fee of approximately $813,000 and $1,599,000, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $130,000 and $365,000, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2009, of approximately $683,000 and $1,234,000, respectively. The board of directors of the Company accepted the Adviser’s offer to waive on a quarterly basis a portion of the incentive fee for the three and six months ended June 30, 2010 and 2009, respectively, in order to support the current level of distributions to the Company’s stockholders. This waiver may not be recouped by the Adviser in the future.
Administration Agreement
Pursuant to the Administration Agreement, the Company pays for its allocable portion of the Administrator’s overhead expenses in performing its obligations to the Company, including, but not limited to, rent, and the salaries and benefits expenses of its chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three and six months ended June 30, 2010, the Company recorded an administration fee of approximately $219,000 and $451,000, respectively, and for the three and six months ended June 30, 2009, the Company recorded an administration fee of approximately $257,000 and $482,000, respectively.

3. Earnings per Share of Common Stock
The following tables set forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2010 and 2009. The Company computed basic earnings per share for the three and six months ended June 30, 2010 and 2009 using the weighted average number of shares outstanding during the periods. Diluted earnings per share for the three and six months ended June 30, 2010, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Calculation of basic earnings per share of common stock:

Net (loss) income available to common stockholders	$(17,361)	$93,499	$45,533	$159,630

Denominator for basic weighted average shares of common stock	8,545,264	8,563,264	8,551,927	8,563,264

Basic earnings per share of common stock	$0.00	$0.01	$0.01	$0.02

Calculation of diluted earnings per share of comon stock:

Net (loss) income available to common stockholders	$(17,361)	$93,499	$45,533	$159,630
Add: Income impact of assumed conversion of senior common stock	375	—	375	—

Net (loss) income available to common stockholders plus assumed conversions	$(16,986)	$93,499	$45,908	$159,630

Denominator for basic weighted average shares of common stock	8,545,264	8,563,264	8,551,927	8,563,264
Effect of convertible senior common stock	1,265	—	636	—

Denominator for diluted weighted average shares of common stock	8,546,529	8,563,264	8,552,563	8,563,264

Diluted earnings per share of common stock	$0.00	$0.01	$0.01	$0.02

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
Real estate:
Land	$55,025,707	(1)	$55,025,707	(1)
Building and improvements	326,483,183		325,907,479
Tenant improvements	9,820,706		9,820,706
Accumulated depreciation	(38,886,713)		(34,111,952)

Real estate, net	$352,442,883		$356,641,940

(1)	Includes land held under a capital lease carried at approximately $1.1 million.
On May 4, 2010, the Company extended the lease with the tenant which occupies its property located in Grand Rapids, Michigan for a period of 15 years, and the tenant has two options to extend the lease for additional periods of 10 years each. The lease was originally set to expire in July 2016, and will now expire in April 2025. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.1 million.
Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2010, each of the five succeeding fiscal years and thereafter is as follows:

Tenant
Year	Lease Payments
Six months ending December 31, 2010	$19,392,848
2011	38,589,674
2012	38,698,289
2013	33,356,072
2014	29,132,246
2015	25,044,969
Thereafter	145,637,227
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at June 30, 2010 was approximately $6.2 million, and the total annual ground lease payments on the property located in Tulsa, Oklahoma was approximately $153,000.
Intangible Assets
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	June 30, 2010		December 31, 2009
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$15,935,445	$(7,577,354)	$15,935,445	$(6,741,817)
Leasing costs	10,060,049	(4,263,737)	10,053,004	(3,832,623)
Customer relationships	17,136,501	(5,044,000)	17,136,501	(4,373,049)

	$43,131,995	$(16,885,091)	$43,124,950	$(14,947,489)

The estimated aggregate amortization expense for the remainder of 2010, each of the five succeeding fiscal years and thereafter is as follows:

Estimated
Year	Amortization Expense
Six months ending December 31, 2010	$3,029,920
2011	5,403,532
2012	4,502,386
2013	2,342,887
2014	2,075,125
2015	1,708,575
Thereafter	7,184,479
5. Real Estate Held for Sale and Discontinued Operations
As of June 30, 2009, the Company classified its property in Norfolk, Virginia as held for sale under the provisions of ASC 360-10, which requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in the Company’s consolidated financial statements in both current and prior periods presented. On July 17, 2009, the Company sold this property for $1.15 million, and recognized a gain on the sale of approximately $160,000.
The table below summarizes the components of income from discontinued operations:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Operating revenue	$—	$25,875	$—	$51,751

Operating expense	—	(4,959)	—	(12,997)

Income from discontinued operations	$—	$20,916	$—	$38,754

6. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million, collateralized by an office building located in McLean, Virginia, in which the Company’s Adviser and Administrator are subtenants in the building. This 12 year mortgage loan accrues interest at the greater of 7.5% per year or the one month London Interbank Offered Rate (“LIBOR”) rate plus 6.0% per year, with a ceiling of 10.0%. The mortgage loan is interest only for the first nine years of the term, with payments of principal commencing after the initial period. The balance of the principal and all interest remaining is due at the end of the 12 year term. At June 30, 2010, the interest rate was 7.5%. This loan was repaid in full on July 22, 2010.

7. Mortgage Notes Payable and Line of Credit
The Company’s mortgage notes payable and line of credit as of June 30, 2010 and December 31, 2009 are summarized below:

	Date of
	Issuance/	Principal		Stated Interest Rate at	Principal Balance Outstanding
	Assumption	Maturity Date		June 30, 2010 (1)	June 30, 2010	December 31, 2009
Fixed-Rate Mortgage Notes Payable:

	03/16/05	04/01/30		6.33%	$2,792,532	$2,884,908
	08/25/05	09/01/15		5.33%	20,933,204	21,093,917
	09/12/05	09/01/15		5.21%	12,299,802	12,389,647
	12/21/05	12/08/15		5.71%	18,860,364	18,991,934
	02/21/06	12/01/13		5.91%	9,105,276	9,188,044
	02/21/06	06/30/14		5.20%	18,929,519	19,116,277
	03/29/06	04/01/16		5.92%	17,000,000	17,000,000
	04/27/06	05/05/16		6.58%	13,865,869	14,009,918
	11/22/06	12/01/16		5.76%	14,045,923	14,136,921
	12/22/06	01/01/17		5.79%	21,467,597	21,605,106
	02/08/07	03/01/17		6.00%	13,775,000	13,775,000
	06/05/07	06/08/17		6.11%	14,240,000	14,240,000
	09/06/07	12/11/15		5.81%	4,326,704	4,361,144
	10/15/07	11/08/17		6.63%	15,565,851	15,657,330
	08/29/08	06/01/16		6.80%	6,230,611	6,296,505
	09/15/08	10/01/10	(2)	6.85%	48,015,000	48,015,000

Total Fixed-Rate Mortgage Notes Payable:					251,453,252	252,761,651

Variable-Rate Line of Credit:	12/29/06	12/29/10		LIBOR + 2.15%	36,300,000	33,200,000

Total Mortgage Notes Payable and Line of Credit					$287,753,252	$285,961,651

(1)	The weighted average interest rate on all debt outstanding at June 30, 2010 was approximately 5.60%.

(2)	This note has three annual extension options, which gives us the ability to extend the term of the note until October 1, 2013.
Mortgage Notes Payable
As of June 30, 2010, the Company had 16 fixed-rate mortgage notes payable, collateralized by a total of 55 properties. The obligors under each of these notes are wholly-owned separate borrowing entities, which own the real estate collateral. The Company is not a co-borrower, but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property, resulting from a borrower’s gross negligence or willful misconduct. The Company will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of both June 30, 2010 and December 31, 2009 was approximately 6.0%.
The Company has $48.0 million of balloon principal payments maturing under one of its long-term mortgages in 2010; however, the mortgage has three annual extension options through 2013, which the Company currently intends to exercise. At the time of notification of extension of the $48.0 million loan, the Company is required to remit a fee of 0.25% of the outstanding principal balance and a certification to the lender that its aggregate debt service coverage ratio is not less than 1.2. As of June 30, 2010, the Company was in compliance with this covenant. The interest rate for the extension periods will adjust based upon the 1-year swap rate at the time of extension and a fixed spread of 4.16% in the first year, 4.29% in the second year and 4.41% in the third year.
The fair market value of all fixed-rate mortgage notes payable outstanding as of June 30, 2010 was approximately $241.2 million, as compared to the carrying value stated above of approximately $251.5 million. The fair market value is calculated based on a discounted cash flow analysis, using interest rates based on Management’s estimate of interest rates on long-term debt with comparable terms.
Scheduled principal payments of mortgage notes payable are as follows:

Scheduled principal
Year	payments
Six months ending December 31, 2010	$49,458,334 (1)
2011	3,055,867
2012	3,379,984
2013	12,176,273
2014	20,781,319
2015	54,529,438
Thereafter	108,072,037

$251,453,252

(1)	The $48.0 million mortgage note issued in September 2008 matures in October 2010, and we expect to exercise our options to extend the maturity date until October 2013.
Line of Credit
The Company has a $50.0 million senior revolving credit agreement (the “Credit Agreement”) with a syndicate of banks led by KeyBank National Association (“KeyBank”), which matures on December 29, 2010. Currently, eight properties are pledged as collateral under the Company’s line of credit. The interest rate charged on the advances under the facility is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company’s continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and satisfaction of certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its FFO, less those acquisition-related costs that are required to be expensed under ASC 805. In addition, the maximum amount that the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. The maximum amount that the Company may currently draw under the Credit Agreement is approximately $45.1 million. Furthermore, those properties that are pledged as collateral to the banks are pledged through a perfected first priority lien in the equity interest of the special purpose entity (“SPE”) that owns the property. In addition the Operating Partnership, which is the entity that owns the SPEs, is precluded from transferring the SPEs or unconsolidated affiliates to the Company.
If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the Credit Agreement by the advanced amount of the released property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge such properties to obtain additional advances under this agreement. The availability under the line of credit may also be reduced by letters of credit used in the ordinary course of business. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of June 30, 2010, there was $36.3 million outstanding under the line of credit at an interest rate of approximately 2.5%, and approximately $3.9 million outstanding pursuant to letters of credit at a weighted average interest rate of approximately 2.2%. At June 30, 2010, the remaining borrowing capacity available under the line of credit was approximately $4.9 million. The Company’s ability to increase the availability under its line of credit is dependent upon its pledging additional properties as collateral. Traditionally, the Company has pledged new properties to its line of credit as it arranges for long-term mortgages for these pledged properties. Currently, only nine of the Company’s properties do not have long-term mortgages, and eight of those are pledged as collateral under its line of credit. Accordingly, the Company only has one property which is unencumbered and which may be pledged as collateral to increase the borrowing capacity available under the line of credit. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2010. The amount outstanding on the line of credit as of June 30, 2010 approximates fair market value, because the debt is short-term and variable rate.
The Company’s line of credit matures in December 2010, and it is actively negotiating a renewal of the line of credit with Key Bank and simultaneously in negotiations with other banks to find replacement financing, though its ability to obtain replacement financing at the time of maturity could be constrained by current economic conditions affecting the credit markets generally. Consequently, no assurance can be given that we will be successful in renewing or replacing the line of credit with terms similar to the Company’s existing line of credit or at all; however, the Company is optimistic that it will be able to secure a new line of credit before December. The Company’s inability to obtain replacement financing for its line of credit on favorable terms, or at all, could have a material adverse effect on the Company’s liquidity, its ability to make distributions to its stockholders and its ability to fund new investments. In the interim, to maintain sufficient liquidity and capital resources, the Company has, and will, continue to evaluate all available financing options.
8. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the six months ended June 30, 2010:

					Notes	Distributions in
				Capital in	Receivable	Excess of	Total
	Preferred	Senior Common	Common	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Stock	Par Value	Common Stock	Earnings	Equity
Balance at December 31, 2009	$2,150	$—	$8,563	$170,622,581	$(2,304,999)	$(49,877,753)	$118,450,542

Issuance of senior common stock	—	2	—	25,694	—	—	25,696

Repayment of principal on notes receivable	—	—	—	—	44,413	—	44,413

Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(8,460,697)	(8,460,697)

Forfeiture of common stock in satisfaction of employee note receivable (1)	—	—	(18)	(243,882)	—	—	(243,900)

Net income	—	—	—	—	—	2,092,784	2,092,784

Balance at June 30, 2010	$2,150	$2	$8,545	$170,404,393	$(2,260,586)	$(56,245,666)	$111,908,838

(1)	On February 1, 2010, the maturity date of an employee stock option loan to a former employee of the Adviser was extended until August 2010. In connection with the extension of the loan, the recourse provision of the loan was removed, and the former employee was granted the option to either repay the principal and interest in full or return the 18,000 shares pledged against the loan to the Company in full satisfaction of the loan. On March 8, 2010, the date that the market price of the pledged shares equaled the balance of the outstanding loan, the pledged shares were returned to the Company, and the loan was deemed paid in full.

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

					Outstanding Balance
			Amount of	Outstanding Balance	of Employee Loans
	Number of Options	Strike Price of	Promissory Note	of Employee Loans	at December 31,	Maturity Date of	Interest Rate on
Date Issued	Exercised	Options Exercised	Issued to Employees	at June 30, 2010	2009	Note	Note
Sep 2004	25,000	$15.00	$375,000	$314,961	$358,405	Sep 2013	5.00%
Apr 2006	12,422	16.10	199,994	199,994	199,994	Apr 2015	7.77%
May 2006	50,000	16.85	842,500	842,500	842,500	May 2016	7.87%
May 2006	15,000	16.10	241,500	241,500	241,500	May 2016	7.87%
May 2006	2,000	16.10	32,200	32,200	32,200	May 2016	7.87%
May 2006	2,000	16.10	32,200	32,200	32,200	May 2016	7.87%
May 2006	2,000	15.00	30,000	30,000	30,000	May 2016	7.87%
Oct 2006	12,000	16.10	193,200	192,231	193,200	Oct 2015	8.17%
Nov 2006	25,000	15.00	375,000	375,000	375,000	Nov 2015	8.15%

	145,422		$2,321,594	$2,260,586	$2,304,999

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as full recourse loans to employees and are included in the equity section of the accompanying consolidated balance sheets. As of June 30, 2010, each loan maintained its full recourse status.
Distributions paid per share of common stock for both the three and six months ended June 30, 2010 and 2009 were $0.375 and $0.75 per share, respectively. Distributions paid per share of Series A Preferred Stock for both the three and six months ended June 30, 2010 and 2009 were $0.4843749 and $0.9687498 per share, respectively. Distributions paid per share of Series B Preferred Stock for both the three and six months ended June 30, 2010 and 2009 were $0.46875 and $0.9375 per share, respectively. Distributions paid per share of senior common stock for both the three and six months ended June 30, 2010 were $0.0849 per share. There were no distributions paid to senior common stockholders for either the three or six months ended June 30, 2009, as senior common stock was not issued until the three month period ended June 30, 2010.
On November 4, 2009, the Company entered into an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which it may, from time to time, offer to sell shares of its common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. To date, the Company has not sold any shares of common stock under the Open Market Sale Agreement.
On November 19, 2009, the Company entered into a dealer manager agreement, or the Dealer Manager Agreement, with Halcyon Capital Markets, LLC, or Halcyon, pursuant to which Halcyon will act as the Company’s dealer manager in connection with the Company’s continuous private offering of up to 3,333,333 shares of its newly designated senior common stock at $15.00 per share. Holders of the senior common stock will have the right, but not the obligation, following the fifth anniversary of the issuance of such shares proposed to be exchanged, to exchange any or all of such shares of senior common stock for shares of the Company’s common stock. On April 29, 2010, the Company issued 2,060 shares of senior common stock in a private offering. Net proceeds from the sale, after commissions and the dealer manager fee, were $27,675 The proceeds from the sale of the senior common stock will be used for investment in additional properties and mortgage loans, to repay indebtedness, to potentially purchase shares of the Company’s preferred stock on the open market, or other general corporate purposes.

9. Segment Information
As of June 30, 2010, the Company’s operations were comprised of two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users, and the other segment extends mortgage loans and collects principal and interest payments. The amounts included under the “Other” column in the tables below include other income, which consists of interest income from temporary investments and employee loans and any other miscellaneous income earned, and operating and other expenses that were not specifically derived from either operating segment.
The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three and six months ended June 30, 2010 and 2009:

	As of and for the three months ended June 30, 2010					As of and for the six months ended June 30, 2010
	Real Estate Leasing	Real Estate Lending	Other		Total	Real Estate Leasing	Real Estate Lending	Other		Total
Operating revenues	$10,491,804	$189,583	$—		$10,681,387	$20,989,281	$377,083	$—		$21,366,364
Operating expenses	(3,658,082)	—	(1,692,119	) (1)	(5,350,201)	(7,283,430)	—	(3,427,158	) (1)	(10,710,588)
Other expense	(4,090,012)	—	(234,723	) (2)	(4,324,735)	(8,135,657)	—	(427,335	) (2)	(8,562,992)
Discontinued operations	—	—	—		—	—	—	—		—

Net income	$2,743,710	$189,583	$(1,926,842)		$1,006,451	$5,570,194	$377,083	$(3,854,493)		$2,092,784

Total Assets	$393,575,318	$10,062,500	$7,541,573		$411,179,391	$393,575,318	$10,062,500	$7,541,573		$411,179,391

	As of and for the three months ended June 30, 2009					As of and for the six months ended June 30, 2009
	Real Estate Leasing	Real Estate Lending	Other		Total	Real Estate Leasing	Real Estate Lending	Other		Total
Operating revenues	$10,461,906	$189,583	$—		$10,651,489	$20,932,587	$377,083	$—		$21,309,670
Operating expenses	(3,555,776)	—	(1,626,061	) (1)	(5,181,837)	(7,144,850)	—	(3,202,047	) (1)	(10,346,897)
Other expense	(4,114,021)	—	(259,611	) (2)	(4,373,632)	(8,196,656)	—	(598,366	) (2)	(8,795,022)
Discontinued operations	20,916	—	—		20,916	38,754	—	—		38,754

Net income	$2,813,025	$189,583	$(1,885,672)		$1,116,936	$5,629,835	$377,083	$(3,800,413)		$2,206,505

Total Assets	$401,711,306	$10,062,500	$10,471,976		$422,245,782	$401,711,306	$10,062,500	$10,471,976		$422,245,782

(1)	Operating expenses includes base management fees, incentive fees, administration fees, professional fees, insurance expense, directors fees, stockholder-related expenses and general and administrative expenses that are not practicable to allocate to either operating segment; thus, these expenses are included in the “Other” column.

(2)	Other expense includes interest expense on the Company’s line of credit and short-term loan of $282,424 and $521,716 (which is net of interest income on temporary investments, interest income on employee loans and other income) for the three and six months ended June 30, 2010 and $319,977 and $724,899 for the three and six months ended June 30, 2009, respectively. It is not practicable to allocate the interest expense from the line of credit or the short-term loan to either operating segment; thus, the interest is included in the “Other” column.
10. Subsequent Events
On July 7, 2010, the Company’s Board of Directors declared a cash distribution of $0.125 per share of common stock, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of July, August and September of 2010. Monthly distributions will be payable on July 30, 2010, August 31, 2010 and September 30, 2010, respectively, to stockholders of record as of the close of business on July 22, 2010, August 23, 2010 and September 22, 2010, respectively. Additionally, the Company’s Board of Directors declared a cash distribution of $0.0875 per share of senior common stock for each of the months of July, August, and September of 2010. Senior common stock monthly distributions will be payable on August 6, 2010, September 8, 2010, and October 7, 2010.
In July 2010, the Company issued 8,227 additional shares of senior common stock. Net proceeds from the sales, after selling commissions and the dealer manager fees, were approximately $110,000. The proceeds from the sale of the senior common stock will be used for investment in additional properties and mortgage loans, to repay indebtedness, to potentially purchase shares of the Company’s preferred stock on the open market, or other general corporate purposes.

On July 22, 2010, the borrower on the Company’s $10.0 million mortgage loan, which was collateralized by an office building located in McLean, Virginia, repaid in full the outstanding principal balance and all accrued and unpaid interest. The mortgage loan was originally set to mature in May 2017. The Company received $3.3 million of additional interest and prepayment penalties in connection with the early payment. The proceeds were used to repay a portion of the Company’s line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q, or Report.
All references to “we,” “our,” “us” and the “Company” in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.
OVERVIEW
General
We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate that we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At June 30, 2010, we owned 64 properties totaling approximately 6.3 million square feet, and had one mortgage loan outstanding. The total gross investment in these acquisitions, including the $10.0 million mortgage loan investment, was approximately $444.5 million at June 30, 2010.
Business Environment
The United States is beginning to recover from the recession that it entered into during late 2007, though it continues to experience pervasive and fundamental disruptions in its financial and capital markets. As a result, conditions within the U.S. capital markets generally and the U.S. real estate capital markets, in particular, continue to experience significant dislocation and stress. While we are beginning to see signs of economic improvement and stabilization in both the equity and debt capital markets, these markets remain challenging, and we do not know if adverse conditions will again intensify, nor are we able to gauge the full extent to which the disruptions will affect us. Additionally, economic conditions continue to disrupt our ability to price and finance new investment opportunities on attractive terms. We believe that it will take some time for the United States to fully recover from the recession. As a result, the continued weak economic conditions could still materially and adversely impact the financial condition of one or more of our tenants, and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease or loan, as applicable. Currently, two of our buildings, which comprise approximately 2.6% of our total annualized rental income, are vacant. We also have one lease, which comprises less than 1% of our total annualized rental income that expires in December of this year. We are currently renegotiating this lease and are optimistic that we will be able to extend this lease prior to its expiration. All of our remaining tenants are current and paying in accordance with their leases. In addition, we have $48.0 million of balloon principal payments maturing under one of our long-term mortgages in October 2010; however, the mortgage has three annual extension options through 2013, each of which we currently intend to exercise. We have no other balloon principal payments due under any of our mortgages until 2013.
Our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgages secured by properties, and borrowings under our line of credit. The market for long-term mortgages is extremely limited, as the collateralized mortgage-backed securities, or CMBS, market has virtually disappeared. With the closure of the CMBS market, many banks are not lending on industrial and commercial real estate as they are no longer able to sell these loans to the CMBS market and are not willing or able to keep these loans on their balance sheets. In addition, many banks have significantly curtailed their general lending practices, as they are having difficulty valuing the underlying real estate in this market. We are, however, beginning to see banks that are willing to issue medium-term mortgages, between two and five years, on substantially less favorable terms than were previously available. Consequently, we continue to focus on using medium-term mortgages to finance our real estate activities until the market for long-term mortgages returns. In addition, the maximum amount that the Company may draw under its line of credit is based upon a percentage of the value of properties pledged as collateral against the line which must meet agreed upon eligibility standards. The maximum amount that the Company may currently draw under the line of credit is approximately $45.1 million.
Our ability to increase the availability under our line of credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only nine of our properties do not have long-term mortgages, and eight of those are pledged as collateral under our line of credit. Accordingly, we only have one property which is unencumbered and which may be pledged as collateral to increase the borrowing capacity available under our line of credit. Our line of credit matures in December 2010, and we are actively seeking to negotiate a renewal of the line of credit or procure replacement financing this year. We anticipate that the terms under a renewal or replacement line of credit will be less favorable then the terms under our current line of credit.
Further, we currently have two ongoing equity offerings pursuant to which we have raised an aggregate of $138,000 of net proceeds. If we are able to raise additional equity capital in the near term, we will continue to invest in industrial and commercial real property as well as expand our investment portfolio into other real property sectors, such as retail and medical properties. Furthermore, we intend to expand our mortgage lending activity to include purchasing mortgage loans from banks and CMBS pools; however, until we are able to raise significant debt or additional equity capital, our near-term strategy is contingent upon building the value of our existing portfolio of properties by renegotiating existing leases and making capital improvements to our properties. Capital improvements, however, will be limited to the extent that we have available capital. We will continue to actively seek potential acquisitions, and we will continue our strategy of making conservative investments in properties that have existing financing sufficient to withstand the current economic conditions, and that are likely to produce attractive long-term returns for our stockholders.
Recent Events
Financing Activities:
During the six months ended June 30, 2010, we had net borrowings under our line of credit of approximately $3.1 million, with a $36.3 million outstanding principal balance at June 30, 2010. The proceeds from borrowings under the line of credit were used for working capital and to fund capital improvements at certain of our properties.
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
On November 19, 2009, we entered into a dealer manager agreement, or the Dealer Manager Agreement, with Halcyon Capital Markets, LLC, or Halcyon, pursuant to which Halcyon will act as our dealer manager in connection with our continuous private offering of up to 3,333,333 shares of our newly designated senior common stock at $15.00 per share. To date, we have issued 10,287 shares of senior common stock. Net proceeds from these sales, after selling commissions and dealer manager fees, were approximately $138,000. The net proceeds from future sales of senior common stock will be used for investment in additional properties and mortgage loans, to repay indebtedness, to potentially purchase shares of our preferred stock on the open market, or other general corporate purposes.
Leasing Activities:
On May 4, 2010, we extended the lease on our property located in Grand Rapids, Michigan for a period of 15 years, and the tenant has two options to extend the lease for additional periods of 10 years each. The lease was originally set to expire in July 2016, and will now expire in April 2025. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.1 million.
Industry Classifications
Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, geographic market or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. Our largest tenant at June 30, 2010 comprised approximately 7.3% of our total rental income, and our largest concentration of properties was located in Ohio, which accounted for approximately 17.9% of our total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for both the six months ended June 30, 2010 and 2009, respectively:

	June 30, 2010		June 30, 2009
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Automobile	$583,326	2.8%	$583,327	2.8%
Beverage, Food & Tobacco	1,094,383	5.2%	1,094,371	5.3%
Buildings and Real Estate	1,022,674	4.9%	1,012,834	4.9%
Chemicals, Plastics & Rubber	1,565,065	7.5%	1,598,724	7.7%
Containers, Packaging & Glass	1,165,237	5.6%	1,165,007	5.6%
Diversified/Conglomerate Manufacturing	1,832,341	8.8%	1,832,344	8.8%
Diversified/Conglomerate Services	154,052	0.7%	154,052	0.8%
Electronics	3,083,187	14.8%	3,082,895	14.8%
Healthcare, Education & Childcare	3,072,703	14.8%	3,072,707	14.8%
Home & Office Furnishings	264,871	1.3%	264,872	1.3%
Insurance	361,433	1.7%	361,433	1.7%
Machinery	1,194,308	5.7%	1,194,301	5.8%
Oil & Gas	647,121	3.1%	572,645	2.8%
Personal & Non-Durable Consumer Products	677,090	3.2%	677,361	3.3%
Personal, Food & Miscellaneous Services	287,503	1.4%	287,503	1.4%
Printing & Publishing	1,095,611	5.3%	1,089,693	5.3%
Telecommunications	2,723,681	13.2%	2,723,351	12.9%

	$20,824,586	100.0%	$20,767,420	100.0%

Lease Expirations
The following table summarizes the lease expirations by year for the Company’s properties for leases in place as of June 30, 2010:

			Rental Revenue
			for the Six Month
Year of Lease		Number of	Period Ended	Annualized Base	% of Annualized
Expiration	Square Feet	Leases	June 30, 2010	Rental Revenue	Base Rent
2010	215,581	3	$704,844	$1,409,688	3.4%
2011	—	0	—	—	0.0%
2012	479,982	3	2,214,824	4,429,648	10.6%
2013	438,422	6	2,336,675	4,673,350	11.2%
2014	614,132	5	1,541,098	3,082,196	7.4%
2015	896,876	8	3,423,921	6,847,842	16.4%
2016	898,257	5	2,107,425	4,214,850	10.1%
2017	102,200	1	461,462	922,924	2.2%
2018	59,894	1	134,020	268,040	0.6%
2019+	2,598,815	18	7,900,317	15,800,634	38.1%

Total	6,304,159	50	$20,824,586	$41,649,172	100%

The following table summarizes the states in which the Company’s properties are located for leases in place as of June 30, 2010:

			Rental Revenue
			for the Six Month
		Number of	Period Ended	Annualized Base	% of Annualized
State	Square Feet	Leases	June 30, 2010	Rental Revenue	Base Rent
Ohio	1,185,411	11	$3,723,561	$7,447,122	17.9%
Minnesota	547,800	3	2,605,773	5,211,546	12.5%
North Carolina	695,876	6	1,897,167	3,794,334	9.1%
Pennsylvania	623,375	4	1,522,752	3,045,504	7.3%
Texas	188,178	4	1,177,926	2,355,852	5.7%
Michigan	596,104	2	1,107,759	2,215,518	5.3%
Illinois	164,131	2	1,093,010	2,186,020	5.2%
Massachusetts	338,508	3	1,087,044	2,174,088	5.2%
All Other States	1,964,776	15	6,609,594	13,219,188	31.8%

Total	6,304,159	50	$20,824,586	$41,649,172	100%

Our Adviser and Administrator
Our Adviser is led by a management team which has extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser as well as its vice chairman and chief operating officer. George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs.
Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a private agricultural real estate company. With the exception of our chief financial officer, all of our executive officers serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment

Corporation. In the future, our Adviser may provide investment advisory services to other funds, both public and private, of which it is the sponsor.
Advisory and Administration Agreements
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator. Our Adviser and Administrator employ all of our personnel and pay their payroll, benefits, and general expenses directly. On January 1, 2007, we entered into an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement.
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
During the three and six months ended June 30, 2010 and 2009, none of these expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties that we acquire, the aggregate amount of mortgage loans that we make and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
Management Services and Fees under the Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, or total common stockholders’ equity, and for an incentive fee based on funds from operations, or FFO. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common with other externally-advised REITs. Furthermore, there are no fees charged when our Adviser secures long-term or short-term credit or arranges mortgage loans on our properties.
For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeds 1.75%, or the hurdle rate, of total common stockholders’ equity. We pay our Adviser an incentive fee with respect to our pre-incentive fee FFO in each calendar quarter as follows:
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

Quarterly Incentive Fee Based on FFO
Pre-incentive fee FFO
(expressed as a percentage of total common stockholders’ equity)
Percentage of pre-incentive fee FFO allocated to incentive fee
The incentive fee may be reduced because of a covenant which exists in our line of credit agreement which limits distributions to our stockholders to 95% of FFO. In order to comply with this covenant, our board of directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for both the three and six months ended June 30, 2010 and 2009, respectively, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of our Administrator’s overhead expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.
Critical Accounting Policies
The preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, requires Management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Management relies on its experience, collects historical and current market data, and analyzes this information in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included elsewhere in this Report. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.
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
Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by Management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, Management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which primarily range from 9 to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Management also considers the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and Management’s expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. A change in any of the assumptions above, which are very subjective, could have a material impact on our results of operations.
The allocation of the purchase price directly affects the following in our consolidated financial statements:
•	The amount of purchase price allocated to the various tangible and intangible assets on our balance sheet;

•	The amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, depending on the amounts allocated between land and other depreciable assets, changes in the purchase price allocation among our assets could have a material impact on our FFO, a metric which is used by many REIT investors to evaluate our operating performance; and

•	The period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases, which normally range from 10 to 15 years. Also, we depreciate our buildings over 39 years, but do not depreciate our land. These differences in timing could have a material impact on our results of operations.
Asset Impairment Evaluation
We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. In determining if impairment exists, Management considers such factors as our tenants’ payment history, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industry in which our tenants operate and whether the carrying value of our real estate has decreased. If any of the factors above support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying amount in such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate the holding periods of the properties and cap rates using information that we obtain from market comparability studies and other comparable sources. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using assumptions from market participants. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss that we would recognize.

Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview-Business Environment,” we performed an impairment analysis of our entire portfolio as then existing on June 30, 2010. We concluded that none of our properties were impaired, and we will continue to monitor our portfolio for any indicators that may change our conclusion.
Provision for Loan Losses
Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans that we have made based upon our evaluation of known and inherent risks associated with our private lending assets. Management reflects provisions for loan losses based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations. We did not make a loss allowance for our existing mortgage loan receivable as of June 30, 2010 as we believe that the carrying value of the loan is fully collectable.
Recently Issued Accounting Pronouncements
Refer to Note 1 in the accompanying consolidated financial statements for a summary of all recently issued accounting pronouncements.

Results of Operations
Our weighted-average yield on our portfolio as of June 30, 2010 was approximately 9.58%. The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.
A comparison of our operating results for the three and six months ended June 30, 2010 and 2009 is below:

	For the three months ended June 30,				For the six months ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenues
Rental income	$10,409,519	$10,379,172	$30,347	0%	$20,824,586	$20,767,420	$57,166	0%
Interest income from mortgage note receivable	189,583	189,583	—	0%	377,083	377,083	—	0%
Tenant recovery revenue	82,285	82,734	(449)	-1%	164,695	165,167	(472)	0%

Total operating revenues	10,681,387	10,651,489	29,898	0%	21,366,364	21,309,670	56,694	0%

Operating expenses
Depreciation and amortization	3,390,492	3,282,629	107,863	3%	6,712,362	6,590,438	121,924	2%
Property operating expenses	229,733	230,785	(1,052)	0%	474,088	467,595	6,493	1%
Due diligence expense	—	6,886	(6,886)	-100%	21,876	16,433	5,443	33%
Base management fee	296,141	357,650	(61,509)	-17%	608,705	730,298	(121,593)	-17%
Incentive fee	829,264	812,653	16,611	2%	1,675,456	1,598,942	76,514	5%
Administration fee	219,119	257,207	(38,088)	-15%	451,003	481,561	(30,558)	-6%
Professional fees	201,801	125,965	75,836	60%	377,411	361,161	16,250	4%
Insurance expense	56,513	48,125	8,388	17%	112,838	96,804	16,034	17%
Directors’ fees	49,025	50,386	(1,361)	-3%	98,443	100,088	(1,645)	-2%
Stockholder-related expenses	78,596	88,245	(9,649)	-11%	123,812	171,892	(48,080)	-28%
Asset retirement obligation expense	37,857	35,476	2,381	7%	75,104	70,384	4,720	7%
General and administrative	17,733	15,453	2,280	15%	35,563	26,005	9,558	37%

Total operating expenses before credit from Adviser	5,406,274	5,311,460	94,814	2%	10,766,661	10,711,601	55,060	1%

Credit to incentive fee	(56,073)	(129,623)	73,550	-57%	(56,073)	(364,704)	308,631	-85%

Total operating expenses	5,350,201	5,181,837	168,364	3%	10,710,588	10,346,897	363,691	4%

Other income (expense)
Interest income from temporary investments	113	184	(71)	-39%	378	17,465	(17,087)	-98%
Interest income — employee loans	42,574	48,862	(6,288)	-13%	85,674	97,748	(12,074)	-12%
Other income	5,013	11,320	(6,307)	-56%	8,329	11,320	(2,991)	-26%
Interest expense	(4,372,435)	(4,433,998)	61,563	-1%	(8,657,373)	(8,921,555)	264,182	-3%

Total other expense	(4,324,735)	(4,373,632)	48,897	-1%	(8,562,992)	(8,795,022)	232,030	-3%

Income from continuing operations	1,006,451	1,096,020	(89,569)	-8%	2,092,784	2,167,751	(74,967)	-3%

Discontinued operations
Income from discontinued operations	—	20,916	(20,916)	-100%	—	38,754	(38,754)	-100%

Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	—	0%	(2,046,876)	(2,046,875)	(1)	0%
Distributions attributable to senior common stock	(375)	—	(375)	-100%	(375)	—	(375)	-100%

Net (loss) income available to common stockholders	$(17,361)	$93,499	$(110,860)	-119%	$45,533	$159,630	$(114,097)	-71%

Operating Revenues
Rental income remained flat for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, because no properties have been acquired since 2008, nor did we have a change in occupancy over the period.
Interest income from mortgage notes receivable remained flat for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, because interest income on our mortgage loan is calculated based on a floor rate of 7.5% per year or the one month London Interbank Offered Rate, or LIBOR, plus 6.0% per year and has a ceiling rate of 10.0%. LIBOR plus the 6.0% spread has remained below the floor rate of 7.5% over the past year, resulting in interest remaining flat.
Tenant recovery revenue remained relatively flat for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, because no properties have been acquired since 2008, nor did we have a change in occupancy over the period.
Operating Expenses
Depreciation and amortization expenses remained relatively flat for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, because no properties have been acquired since 2008.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses remained relatively flat during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, because no properties have been acquired since 2008.
Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Due diligence expenses decreased for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, because no legal fees were incurred during the period three months ended June 30, 2010 for potential acquisitions. Due diligence expense increased for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, due to legal fees incurred in connection with potential acquisitions initiated during the first quarter of 2010. Total due diligence expenses remain relatively low; however, with our adoption of Accounting Standards Codification, or ASC, 805 “Business Combinations,” on January 1, 2009, which requires that we no longer capitalize due diligence costs into the price of an acquisition, we expect that our due diligence expense will increase significantly once we begin to acquire properties again.
The base management fee decreased for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, due to a decrease in total common stockholders’ equity, the main component of the calculation. Total common stockholders’ equity decreased because distributions to common stockholders for the six months ended June 30, 2010 exceeded net income during the period by approximately $4.3 million. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”
The incentive fee increased for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, due to the increase in pre-incentive fee FFO caused by a decrease in certain of our operating expenses, coupled with the decrease in total common stockholders’ equity. The calculation of the incentive fee is described in detail above under “Advisory and Administration Agreements.”
The administration fee decreased slightly for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, primarily as a result of a decrease in the amount of the total expenses allocated from our Administrator during the periods. The calculation of the administration fee is described in detail above under “Advisory and Administration Agreements.”
Professional fees, consisting primarily of legal and accounting fees, increased during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, primarily due to increased legal fees incurred in 2010 related to ongoing legal work with certain of our existing tenants.
Insurance expense consists of the premiums paid for directors’ and officers’ insurance, which is renewed annually each September. Insurance expense increased for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, because of an increase in the premiums for the period from September 2009 through September 2010.
Directors’ fees remained relatively flat during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, as we made no changes to the compensation paid to our non-employee directors for 2010.
Stockholder-related expense decreased for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, primarily as a result of decreased costs associated with printing and filing our proxy materials and annual report.
Asset retirement obligation expense increased for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, because of the increase in the accretion of the expense over the term of the lease including renewal periods.
General and administrative expenses increased for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, primarily as a result of an increase in the amount of travel for site visits to our properties, coupled with an increase in bank service charges.
Other Income and Expense
Interest income from temporary investments decreased during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, primarily because of lower interest rates earned on our money market accounts, coupled with interest received during the six months ended June 30, 2009 from funds held on deposit for a prospective real estate acquisition, coupled with interest earned on amounts held in reserve accounts with our lenders.
Interest income on employee loans decreased during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009. This decrease was a result of loan payoffs made by employees during 2009 and other principal repayments during the first six months of 2010, coupled with a stock option loan to a former employee of our Adviser whereby interest on her loan is now recorded in other income. The loan was paid in full in March 2010.
Other income decreased during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, primarily because of income earned in 2009 related to the resolution of a lease agreement, partially offset by income earned on a stock option loan to a former employee of our Adviser during the 2010 period. In connection with that employee’s termination of employment with our Adviser and the later amendment of the loan, the interest on the loan from the date of termination, November 2009, is included in other income on the consolidated statement of operations. The loan was paid in full in March 2010.
Interest expense decreased for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009. This decrease was primarily a result of a decrease in LIBOR from the first two quarters of 2009, which reduced our interest expense under our line of credit, coupled with reduced interest expense on our long-term financings from amortizing principal payments made during 2009 and 2010.

Discontinued Operations
Income from discontinued operations for the three and six months ended June 30, 2009 relates to the property that we sold in July 2009, which was located in Norfolk, Virginia.
Net Income Available to Common Stockholders
Net income available to common stockholders decreased for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009 due to increased professional fees incurred during the 2010 period, coupled with an increased net incentive fee paid to our Advisor. The calculation of the incentive fee is described in detail above under “Advisory and Administration Agreements.”
Liquidity and Capital Resources
Future Capital Needs
At June 30, 2010, we had approximately $3.3 million in cash and cash equivalents. We have an available borrowing capacity of $4.9 million under our line of credit and have obtained mortgages on 55 of our properties. As of June 30, 2010, we had investments in 64 real properties for a net carrying value, including intangible assets, of approximately $378.7 million and one mortgage loan receivable for $10.0 million.
As discussed in “Overview-Business Environment” above, while there have been improvements in the U.S. economy, we continue to be impacted by weak capital market conditions, which have affected our ability to obtain additional mortgages, as well as our ability to borrow funds and issue equity securities, our principal sources of external financing. Until economic conditions fully recover and stabilize, we intend to fund our existing contractual obligations with our cash flows from operations and with borrowings made against our existing line of credit. If economic conditions continue to improve, we are hopeful that we will be able to issue additional equity securities under our effective shelf registration statement, including pursuant to our Open Market Sale Agreement, and through a continuous private offering of our senior common stock. If we are able to raise significant equity capital, we would intend to use the proceeds to acquire additional properties, make mortgage loans, repurchase shares of our preferred stock on the open market or pay down outstanding borrowings under our line of credit.
Our existing shelf registration statement permits us to issue, through one or more transactions, up to an aggregate sales price of $300.0 million in securities consisting of common or preferred stock, of which $25.0 million was reserved for sales under our Open Market Sale Agreement, discussed below, as of June 30, 2010. On November 4, 2009, we entered into an Open Market Sale Agreement with Jefferies under which we may, from time to time, offer and sell shares of our common stock with an aggregate sales price of up to $25.0 million through Jefferies, as agent, or to Jefferies, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). Sales of shares of our common stock through Jefferies, if any, will be executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Jefferies, including a combination of any of these transactions. We will pay Jefferies a commission equal to 2.0% of the gross sales proceeds of any common stock sold through Jefferies as agent under the Open Market Sale Agreement. To date, we have not sold any shares of our common stock under the Open Market Sale Agreement, and there is no guarantee that we will sell any common stock under such agreement in the future.
In addition, on November 19, 2009, we entered into a dealer manager agreement with Halcyon who will act as our dealer manager in connection with our continuous private offering of up to 3,333,333 shares of our newly designated senior common stock at $15.00 per share. This offering is only being made to accredited investors. Holders of the senior common stock will have the right, but not the obligation, following the fifth anniversary of the issuance of such shares proposed to be exchanged, to exchange any or all of such shares of senior common stock for shares of our common stock. As of July 23, 2010, we have issued

10,287 shares of senior common stock at a gross price per share of $15.00. Net proceeds from these sales, after selling commissions and dealer manager fees, were approximately $138,000. The net proceeds from the sale of the senior common stock will be used for investment in additional properties and mortgage loans, to repay indebtedness, to potentially purchase shares of our preferred stock on the open market, or other general corporate purposes.
As banks recommence their general lending practices, we intend to obtain mortgages on any additional acquired properties by collateralizing the mortgages with some or all of our real property or by borrowing against our existing line of credit. We may use these funds for general corporate needs. If we are unable to make any required debt payments on any borrowings, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. We have $48.0 million of balloon principal payments maturing under one of our long-term mortgages in 2010; however, the mortgage has three annual extension options through 2013, each of which we currently intend to exercise. At the time of each notification of extension of the $48.0 million loan, we are required to remit a fee of 0.25% of the outstanding principal balance and a certification to the lender that our aggregate debt service coverage ratio is not less than 1.2. As of June 30, 2010 we were in compliance with this covenant. The interest rate for the extension periods will adjust based upon the 1-year swap rate at the time of extension and a fixed spread of 4.16% in the first year, 4.29% in the second year and 4.41% in the third year. Based upon the current 1-year swap rate, the adjusted interest rate would be less than the current rate on the mortgage loan, though this rate could increase prior to our delivery of the extension notice. We have no other balloon principal payments due under any of our mortgages until 2013.
We also need sufficient capital to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, and fund our current operating costs. We may require credits to our management fees, issued from our Adviser, to meet these obligations, although our Adviser is under no obligation to provide any such credits, either in whole or in part.
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
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2010 was approximately $7.1 million, as compared to net cash provided by operating activities of approximately $8.1 million for the six months ended June 30, 2009. This decrease was primarily a result of an increase in the amount of operating expenses and the net incentive fee paid to our Adviser coupled with an increase in capitalized expenses associated with our ongoing equity offerings. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants and from the interest payments that we receive from our borrower. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2010 was approximately $149,000, which primarily consisted of net receipts from lenders for reserves and a decrease in the amount of our restricted cash, partially offset by tenant improvements performed at certain of our properties, as compared to net cash used in investing activities during the six months ended June 30, 2009 of approximately $1.0 million, which consisted of an increase in the amount of restricted cash, net payments to lenders for reserves and leasing commissions paid related to the extension of the lease for our property located in Eatontown, New Jersey. We have not purchased any properties since August 2008 because of the lack of access to capital as discussed in “Overview-Business Environment” above, which has resulted in a significant decrease in the cash used in investing activities.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2010 was approximately $7.0 million, which primarily consisted of distributions paid to our stockholders and principal repayments on mortgage notes payable, partially offset by net borrowings on our line of credit. Net cash used in financing activities for the six months ended June 30, 2009 was approximately $8.8 million, which primarily consisted of repayment of our short-term loan, repayments on our line of credit, principal repayments on mortgage notes payable and distributions paid to our stockholders.
Mortgage Notes Payable
As of June 30, 2010, we had 16 fixed-rate mortgage notes payable in the aggregate principal amount of approximately $251.5 million, collateralized by a total of 55 properties with terms at issuance ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2010 was approximately 6.0%.
Line of Credit
We have a $50.0 million senior revolving credit agreement, or Credit Agreement, with a syndicate of banks led by KeyBank National Association, or KeyBank, which matures on December 29, 2010. Currently, eight of our properties are pledged as collateral under our line of credit. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO less those acquisition-related costs that are required to be expensed under ASC 805. In addition, the maximum amount that we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. The maximum amount that we may currently draw under the Credit Agreement is approximately $45.1 million. Furthermore, those eight properties that are pledged as collateral to the banks are pledged through a perfected first priority lien in the equity interest of the special purpose entity, or SPE, that owns the property. In addition, Gladstone Commercial Limited Partnership, a Delaware limited partnership that owns the SPEs, or the Operating Partnership, is precluded from transferring the SPEs or unconsolidated affiliates to us.
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
At June 30, 2010, there was $36.3 million outstanding under the line of credit at an interest rate of approximately 2.5% and approximately $3.9 million outstanding under letters of credit at a weighted average interest rate of approximately 2.2%. At June 30, 2010, the remaining borrowing capacity available under the line of credit was approximately $4.9 million. Our ability to increase the availability under our line of credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only nine of our properties do not have long-term mortgages, and eight of those are pledged as collateral under our line of credit. Accordingly, we have only one property which is unencumbered, and which may be pledged as collateral to increase the borrowing capacity available under the line of credit. We were in compliance with all covenants under the Credit Agreement as of June 30, 2010.
As our line of credit matures in December 2010, we are actively negotiating a renewal of the line of credit with KeyBank and simultaneously are in negotiations with other banks to find replacement financing, though our ability to obtain replacement financing at the time of maturity could be constrained by current economic conditions affecting the credit markets generally. Consequently, no assurance can be given that we will be successful in renewing or replacing our line of credit with terms similar to our existing line of credit or at all; however, we are optimistic that we will be able to secure a new line of credit before December. Our inability to obtain replacement financing for our line of credit on favorable terms, or at all, could have a material adverse effect on our liquidity, our ability to make distributions to our stockholders and our ability to fund new investments. In the interim, in order to maintain sufficient liquidity and capital resources, we have and will continue to evaluate all available financing options.
Contractual Obligations
The following table reflects our material contractual obligations as of June 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	287,753,252	$87,100,228	$6,773,238	$32,882,071	$160,997,715
Interest on Debt Obligations (2)	69,564,532	13,080,805	23,549,443	21,059,786	11,874,498
Capital Lease Obligations (3)	300,000	—	—	300,000	—
Operating Lease Obligations (4)	1,677,614	152,510	305,021	305,021	915,062

Total	$359,295,398	$100,333,543	$30,627,702	$54,546,878	$173,787,275

(1)	Debt obligations represent borrowings under our line of credit, which represents $36.3 million of the debt obligation due in less than 1 year, and mortgage notes payable that were outstanding as of June 30, 2010. The line of credit matures in December 2010. The $48.0 million mortgage note issued in September 2008 matures in October 2010, and we expect to exercise each of our options to extend the maturity date until October 2013.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of June 30, 2010.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2010.

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
FFO does not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income and should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparison of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.
FFO available to common stockholders is FFO adjusted to subtract distributions made to holders of preferred and senior common stock. We believe that net income available to common stockholders is the most directly comparable GAAP measure to FFO available to common stockholders.
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

The following table provides a reconciliation of our FFO for the three and six months ended June 30, 2010 and 2009, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average share of common stock and basic and diluted net income per weighted average share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income	$1,006,451	$1,116,936	$2,092,784	$2,206,505
Less: Distributions attributable to preferred and senior common stock	(1,023,812)	(1,023,437)	(2,047,251)	(2,046,875)

Net (loss) income available to common stockholders	(17,361)	93,499	45,533	159,630

Add: Real estate depreciation and amortization, including discontinued operations	3,390,492	3,286,743	6,712,362	6,600,853

FFO available to common stockholders	$3,373,131	$3,380,242	$6,757,895	$6,760,483

Weighted average shares outstanding — basic	8,545,264	8,563,264	8,551,927	8,563,264
Weighted average shares outstanding — diluted	8,546,529	8,563,264	8,552,563	8,563,264

Basic net income per weighted average share of common stock	$0.00	$0.01	$0.01	$0.02

Diluted net income per weighted average share of common stock	$0.00	$0.01	$0.01	$0.02

Basic FFO per weighted average share of common stock	$0.39	$0.39	$0.79	$0.79

Diluted FFO per weighted average share of common stock	$0.39	$0.39	$0.79	$0.79

Distributions declared per share of common stock	$0.375	$0.375	$0.750	$0.750

Percentage of FFO paid per share of common stock	95%	95%	95%	95%

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
To illustrate the potential impact of changes in interest rates on our net income for the three and six months ended June 30, 2010 and 2009, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the impact of a 1% increase and 1% decrease in the one month LIBOR for the three and six months ended June 30, 2010 and 2009.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
1% increase in the one month LIBOR

Rental & interest income	$—	$5	$—	$5

Interest expense	91,758	80,383	182,508	159,883

Net decrease	$(91,758)	$(80,378)	$(182,508)	$(159,878)

Net (loss) income available to common stockholders (as reported)	$(17,361)	$93,499	$45,533	$159,630

Net decrease as percentage of Net (loss) income available to common stockholders (as reported)	528.5%	-86.0%	-400.8%	-100.2%

1% decrease in the one month LIBOR

Rental & interest income	$—	$—	$—	$—

Interest expense	$(91,758)	$(80,383)	$(182,508)	$(159,883)

Net increase	$91,758	$80,383	$182,508	$159,883

Net (loss) income available to common stockholders (as reported)	$(17,361)	$93,499	$45,533	$159,630

Net increase as percentage of Net (loss) income available to common stockholders (as reported)	-528.5%	86.0%	400.8%	100.2%
As of June 30, 2010, the fair value of our fixed rate debt outstanding was approximately $241.2 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at June 30, 2010, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by approximately $9.0 million and $9.5 million, respectively.
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
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2010, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed by us with the Securities and Exchange Commission on February 24, 2010 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, filed by us with the Securities and Exchange Commission on May 3, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003

3.1.1	Articles of Amendment to Articles of Amendment and Restatement of Articles of Incorporation, incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q, filed July 30, 2009

3.1.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed March 19, 2010

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003

3.2.1	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed July 10, 2007

4.1	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006

4.2	Articles of Amendment to Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 99.1 of Form 8-K, filed on April 13, 2006

4.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006

4.4	Amended and Restated Articles Supplementary Establishing and Fixing the Rights and Preferences of Senior Common Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed June 10, 2010

4.5	Form of Certificate for Common Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003

4.6	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006

4.7	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 001-33097), filed October 19, 2006

10.1	Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed April 29, 2010

Exhibit Number	Exhibit Description
10.2	Gladstone Commercial Limited Partnership Schedule 4.2(a)(3) to First Amended and Restated Agreement of Limited Partnership; Designation of Senior Common Units, incorporated by reference to Exhibit 10.2 of the Form 8-K, filed April 29, 2010

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report.

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation
Date: August 3, 2010	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer