Form 10-Q
period 2010-09-30
GLADSTONE COMMERCIAL CORP
filed 2010-11-01
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of October 29, 2010 was 8,605,264.

GLADSTONE COMMERCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2010

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Real estate, at cost	$391,502,046	$390,753,892
Less: accumulated depreciation	41,268,421	34,111,952

Total real estate, net	350,233,625	356,641,940

Lease intangibles, net	25,348,564	28,177,461
Mortgage note receivable	—	10,000,000
Cash and cash equivalents	3,230,471	3,096,598
Restricted cash	2,606,065	2,633,538
Funds held in escrow	2,714,936	2,487,680
Deferred rent receivable	10,020,329	8,975,196
Deferred financing costs, net	2,553,660	3,136,055
Other assets	864,726	1,716,905

TOTAL ASSETS	$397,572,376	$416,865,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$250,781,740	$252,761,651
Borrowings under line of credit	22,700,000	33,200,000
Deferred rent liability	2,507,408	3,213,195
Asset retirement obligation liability	2,414,048	2,305,644
Accounts payable and accrued expenses	1,662,045	2,086,741
Due to Adviser	1,720,203	1,213,640
Other liabilities	3,726,929	3,633,960

Total Liabilities	285,512,373	298,414,831

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,150	2,150
Senior common stock, $0.001 par value; 7,500,0000 shares authorized and 51,737 and 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	52	—
Common stock, $0.001 par value, 40,200,000 shares authorized and 8,605,264 and 8,563,264 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	8,605	8,563
Additional paid in capital	172,023,461	170,622,581
Notes receivable — employees	(1,516,016)	(2,304,999)
Distributions in excess of accumulated earnings	(58,458,249)	(49,877,753)

Total Stockholders’ Equity	112,060,003	118,450,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$397,572,376	$416,865,373

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Operating revenues
Rental income	$10,209,211	$10,383,002	$31,033,797	$31,150,423
Interest income from mortgage note receivable	43,750	191,667	420,833	568,750
Tenant recovery revenue	81,452	82,425	246,147	247,593

Total operating revenues	10,334,413	10,657,094	31,700,777	31,966,766

Operating expenses
Depreciation and amortization	3,280,048	3,284,723	9,992,411	9,875,156
Property operating expenses	262,686	219,537	738,327	687,129
Due diligence expense	—	—	20,788	16,433
Base management fee	298,393	342,743	907,098	1,073,041
Incentive fee	1,070,145	835,003	2,745,601	2,433,945
Administration fee	356,856	293,075	807,859	774,636
Professional fees	1,822,683	105,368	2,200,094	466,529
Insurance expense	53,219	50,757	166,056	147,561
Directors’ fees	54,533	49,459	152,976	149,547
General and administrative	83,656	88,617	317,669	356,894

Total operating expenses before credit from Adviser	7,282,219	5,269,282	18,048,879	15,980,871

Credit to incentive fee	—	(200,264)	(56,073)	(564,968)

Total operating expenses	7,282,219	5,069,018	17,992,806	15,415,903

Other income (expense)
Interest income from temporary investments	114	524	492	17,989
Interest income — employee loans	36,557	48,130	122,231	145,878
Other income	3,309,887	—	3,318,216	11,320
Interest expense	(4,370,500)	(4,521,848)	(13,027,872)	(13,443,405)

Total other expense	(1,023,942)	(4,473,194)	(9,586,933)	(13,268,218)

Income from continuing operations	2,028,252	1,114,882	4,121,038	3,282,645

Discontinued operations
Income from discontinued operations	—	4,070	—	42,823
Gain on sale of real estate	—	160,038	—	160,038

Total discontinued operations	—	164,108	—	202,861

Net income	2,028,252	1,278,990	4,121,038	3,485,506

Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	(3,070,313)	(3,070,312)
Distributions attributable to senior common stock	(4,282)	—	(4,657)	—

Net income available to common stockholders	$1,000,533	$255,553	$1,046,068	$415,194

Earnings per weighted average share of common stock — basic
Income from continuing operations (net of distributions attributable to preferred stock)	$0.12	$0.01	$0.12	$0.03
Discontinued operations	0.00	0.02	0.00	0.02

Net income available to common stockholders	$0.12	$0.03	$0.12	$0.05

Earnings per weighted average share of common stock — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.12	$0.01	$0.12	$0.03
Discontinued operations	0.00	0.02	0.00	0.02

Net income available to common stockholders	$0.12	$0.03	$0.12	$0.05

Weighted average shares of common stock outstanding — basic	8,562,777	8,563,264	8,555,517	8,563,264

Weighted average shares of common stock outstanding — diluted	8,577,173	8,563,264	8,560,734	8,563,264

Earnings per weighted average share of senior common stock	$0.26	$0.00	$0.79	$0.00

Weighted average shares of senior common stock outstanding — basic	16,286	0	5,903	0

The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,121,038	$3,485,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	9,992,411	9,885,571
Amortization of deferred financing costs	836,884	1,144,991
Amortization of deferred rent asset and liability, net	(515,665)	(399,052)
Asset retirement obligation expense, including discontinued operations	108,404	106,902
Gain on sale of real estate	—	(160,038)
Decrease (increase) in other assets	358,279	(413,620)
Increase in deferred rent receivable	(1,235,255)	(1,564,298)
Increase in accounts payable, accrued expenses, and amount due Adviser	80,899	124,761
Increase (decrease) in other liabilities	120,442	(81,672)

Net cash provided by operating activities	13,867,437	12,129,051

Cash flows from investing activities:
Real estate investments	(748,155)	(85,534)
Leasing commissions paid	(7,044)	(298,270)
Proceeds from sale of real estate	—	1,089,031
Principal repayments on mortgage notes receivable	10,000,000	—
Receipts from lenders for reserves held in escrow	1,081,987	853,264
Payments to lenders for reserves held in escrow	(1,309,245)	(1,399,699)
Decrease (increase) in restricted cash	27,473	(371,538)
Deposits refunded	250,000	200,000

Net cash provided by (used in) investing activities	9,295,016	(12,746)

Cash flows from financing activities:
Proceeds from issuance of common and senior common stock	1,792,923	—
Offering costs	(149,801)	—
Principal repayments on mortgage notes payable	(1,979,911)	(1,738,262)
Principal repayments on employee notes receivable	788,983	44,285
Borrowings from line of credit	22,400,000	49,700,000
Repayments on line of credit	(32,900,000)	(29,400,000)
Repayment of short-term loan	—	(20,000,000)
Receipts from tenants for reserves	1,615,313	2,541,657
Payments to tenants from reserves	(1,216,487)	(2,197,535)
(Decrease) increase in security deposits	(426,299)	27,415
Payments for deferred financing costs	(254,489)	(106,054)
Distributions paid for common and preferred	(12,698,812)	(12,703,991)

Net cash used in financing activities	(23,028,580)	(13,832,485)

Net increase (decrease) in cash and cash equivalents	133,873	(1,716,180)

Cash and cash equivalents, beginning of period	3,096,598	4,503,578

Cash and cash equivalents, end of period	$3,230,471	$2,787,398

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION

Forfeiture of common stock in satisfaction of employee note receivable	$243,900	$—

Senior common dividend issued in the dividend reinvestment program	$1,753	$—

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
Interim Financial Information
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of the Company’s Management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of the financial statements for the interim period have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2010.

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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on Management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was approximately $2.4 million and $7.2 million for the three and nine months ended September 30, 2010, respectively, and approximately $2.4 million and $7.1 million for the three and nine months ended September 30, 2009, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) Management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was approximately $63,000 and $190,000 for both the three and nine months ended September 30, 2010 and 2009, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was approximately $231,000 and $706,000 for the three and nine months ended September 30, 2010, respectively, and approximately $196,000 and $598,000 for the three and nine months ended September 30, 2009, respectively.
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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets, including discontinued operations, was approximately $0.9 million and $2.8 million for both the three and nine months ended September 30, 2010 and 2009, respectively.
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
In light of current economic conditions, the Company performed an impairment analysis of its entire portfolio at September 30, 2010. In performing the analysis, the Company considered such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether the carrying value of the real estate has decreased. The Company concluded that none of its properties were impaired, and will continue to monitor its portfolio for any indicators that may change this conclusion.
Provision for Loan Losses
The Company’s accounting policies require it to reflect in its financial statements an allowance for estimated credit losses with respect to mortgage loans receivable that it has made based upon its evaluation of known and inherent risks associated with its private lending assets. Management reflects provisions for loan losses based upon its assessment of general market conditions, its internal risk management policies and credit risk rating system, industry loss experience, its assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates. There have been no provisions for loan losses in the Company’s history and the Company currently has no outstanding mortgage loans receivable.

Cash and Cash Equivalents
The Company considers cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. All of the Company’s cash and cash equivalents at September 30, 2010 were held in the custody of one financial institution, and the Company’s balance at times may exceed federally insurable limits.
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
Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method over the term of the secured financing. The Company made payments of approximately $193,000 and $254,000 for deferred financing costs during the three and nine months ended September 30, 2010, respectively, and approximately $2,000 and $106,000 for deferred financing costs during the three and nine months ended September 30, 2009, respectively. Total amortization expense related to deferred financing costs was approximately $293,000 and $837,000 for the three and nine months ended September 30, 2010, respectively, and approximately $421,000 and $1,145,000 for the three and nine months ended September 30, 2009, respectively.
Obligation Under Capital Lease
In conjunction with the Company’s acquisition of a building in Fridley, Minnesota in February 2008, the Company acquired a ground lease on the parking lot of the building, which had a purchase obligation to acquire the land under the ground lease at the end of the term in April 2014 for $300,000. In accordance with ASC 840-10-25, “Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding present value of the obligation under the capital lease. The Company recorded total interest expense related to the accretion of the capital lease obligation of approximately $3,100 and $9,200 for both the three and nine months ended September 30, 2010 and 2009, respectively.
Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of the Company’s leases contain rental increases at specified intervals. The Company recognizes such revenues on a straight-line basis by averaging the non-cancelable rental revenues over the lease terms. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an allowance for uncollectable accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of September 30, 2010.
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
Segment Information
ASC 280, “Segment Reporting,” provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in determining how to allocate resources and in assessing performance. Company Management is the chief decision making group. As discussed in Note 9, the Company’s operations are derived from two operating segments, one segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users, and the other segment originates mortgage loans and collects principal and interest payments. The Company had no mortgage loans receivable outstanding as of September 30, 2010.

Asset Retirement Obligations
ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. There were no liabilities accrued during the nine months ended September 30, 2010 or 2009, respectively. The Company also recorded expenses of approximately $33,000 and $108,000 during the three and nine months ended September 30, 2010, respectively, and approximately $36,000 and $107,000 during the three and nine months ended September 30, 2009, respectively related to the cumulative accretion of the obligation.
Stock Issuance Costs
The Company accounts for stock issuance costs in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities should be deferred and charged against the gross proceeds of the offering. Accordingly, the Company records costs incurred related to its ongoing equity offerings to other assets on its consolidated balance sheet and ratably applies these amounts to the cost of equity as stock is issued. If an equity offering is subsequently terminated and there are amounts remaining in other assets that have not been allocated to the cost of the offering, the remaining amounts are recorded as an expense on the consolidated income statement. Accordingly, in connection with the termination of the Company’s private offering of unregistered senior common stock, it wrote-off approximately $1.6 million of fees and expenses incurred related to the offering and for which it does not expect to be reimbursed. The expenses consisted primarily of legal, accounting and fees paid to Halcyon, and are recorded as professional fees in the Company’s consolidated statement of operations.
Other Income
The Company records non-operating and unusual or infrequently earned income as other income on its consolidated statement of operations. Accordingly, the Company recorded the $3.3 million of prepayment fees it received in connection with the early payment of its mortgage loan as other income.
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
Recently Issued Accounting Pronouncements
ASC 810-10-25-38, “Consolidation,” amends the consolidation guidance for variable-interest entities (“VIE”) and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity has the power to direct matters that most significantly impact the activities of the VIE, and had the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810 is effective for the Company’s fiscal year beginning

January 1, 2010. The Company adopted this pronouncement during the quarter ended March 31, 2010, and the adoption has had no impact on the Company’s financial position or results of operations.
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
2. Related-Party Transactions
The Company is externally managed pursuant to contractual arrangements with its Adviser and Gladstone Administration, LLC (the “Administrator”), which collectively employ all of the Company’s personnel and pays their payroll, benefits, and general expenses directly. The Company has an advisory agreement with its Adviser (the “Advisory Agreement”) and an administration agreement with its Administrator (the “Administration Agreement”). The management services and administrative fees under the Advisory and Administration Agreements are described below. As of September 30, 2010 and December 31, 2009, respectively, approximately $1.7 million and $1.2 million were due to the Adviser.
Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock (“common stockholders’ equity”), and an incentive fee based on funds from operations (“FFO”). For the three and nine months ended September 30, 2010, the Company recorded a base management fee of approximately $298,000 and $907,000, respectively, and for the three and nine months ended September 30, 2009, the Company recorded a base management fee of approximately $343,000 and $1,073,000, respectively. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized (the “hurdle rate”), of total common stockholders’ equity. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s common stockholders’ equity. The Adviser also receives an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875% of common stockholders’ equity.
For the three and nine months ended September 30, 2010, the Company recorded an incentive fee of approximately $1,070,000 and $2,746,000, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $0 and $56,000, respectively, resulting in a net incentive fee for the three and nine months ended September 30, 2010, of approximately $1,070,000 and $2,690,000, respectively. For the three and nine months ended September 30, 2009, the Company recorded an incentive fee of approximately $835,000 and $2,434,000, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $200,000 and $565,000, respectively, resulting in a net incentive fee for the three and nine months ended September 30, 2009, of approximately $635,000 and $1,869,000, respectively. The board of directors of the Company accepted the Adviser’s offer to waive on a quarterly basis a portion of the incentive fee for the nine months ended September 30, 2010, and for the three and nine months ended September 30, 2009, respectively, in order to support the current level of distributions to the Company’s stockholders. This waiver may not be recouped by the Adviser in the future. There was no waiver to the incentive fee for the three months ended September 30, 2010.

Administration Agreement
Pursuant to the Administration Agreement, the Company pays for its allocable portion of the Administrator’s overhead expenses in performing its obligations to the Company, including, but not limited to, rent, and the salaries and benefits expenses of its chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three and nine months ended September 30, 2010, the Company recorded an administration fee of approximately $357,000 and $808,000, respectively, and for the three and nine months ended September 30, 2009, the Company recorded an administration fee of approximately $293,000 and $ 775,000, respectively.
3. Earnings per Share of Common Stock
The following tables set forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2010 and 2009. The Company computed basic earnings per share for the three and nine months ended September 30, 2010 and 2009 using the weighted average number of shares outstanding during the periods. Diluted earnings per share for the three and nine months ended September 30, 2010, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Calculation of basic earnings per share of common stock:

Net income available to common stockholders	$1,000,533	$255,553	$1,046,068	$415,194

Denominator for basic weighted average shares of common stock	8,562,777	8,563,264	8,555,517	8,563,264

Basic earnings per share of common stock	$0.12	$0.03	$0.12	$0.05

Calculation of diluted earnings per share of comon stock:

Net income available to common stockholders	$1,000,533	$255,553	$1,046,068	$415,194
Add: Income impact of assumed conversion of senior common stock	4,282	—	4,657	—

Net income available to common stockholders plus assumed conversions	$1,004,815	$255,553	$1,050,725	$415,194

Denominator for basic weighted average shares of common stock	8,562,777	8,563,264	8,555,517	8,563,264
Effect of convertible senior common stock	14,396	—	5,217	—

Denominator for diluted weighted average shares of common stock	8,577,173	8,563,264	8,560,734	8,563,264

Diluted earnings per share of common stock	$0.12	$0.03	$0.12	$0.05

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
Real estate:
Land	$55,025,707	(1)	$55,025,707	(1)
Building and improvements	326,655,633		325,907,479
Tenant improvements	9,820,706		9,820,706
Accumulated depreciation	(41,268,421)		(34,111,952)

Real estate, net	$350,233,625		$356,641,940

(1)	Includes land held under a capital lease carried at approximately $1.1 million.

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2010, each of the five succeeding fiscal years and thereafter is as follows:

Tenant
Year	Lease Payments
Three months ending December 31, 2010	$9,696,424
2011	38,589,674
2012	38,698,289
2013	33,356,072
2014	29,132,246
2015	25,044,969
Thereafter	145,637,227
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at September 30, 2010 was approximately $6.3 million, and the total annual ground lease payments on the property located in Tulsa, Oklahoma was approximately $153,000.
On May 4, 2010, the Company extended the lease with the tenant that occupies its property located in Grand Rapids, Michigan for a period of 15 years, and the tenant has two options to extend the lease for additional periods of 10 years each. The lease was originally set to expire in July 2016, and will now expire in April 2025. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.1 million.
On September 29, 2010, the sole tenant in the Company’s building located in Hazelwood, Missouri declared bankruptcy. The lease for this property is scheduled to expire in January 2012, and rental income from this tenant comprises less than 1% of the Company’s total annualized rental income. Although the Company received the October rental payment from this tenant, it continues to monitor this situation closely.
Intangible Assets
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	September 30, 2010		December 31, 2009
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$15,935,445	$(7,975,361)	$15,935,445	$(6,741,817)
Leasing costs	10,060,049	(4,473,392)	10,053,004	(3,832,623)
Customer relationships	17,136,501	(5,334,678)	17,136,501	(4,373,049)

	$43,131,995	$(17,783,431)	$43,124,950	$(14,947,489)

The estimated aggregate amortization expense for the remainder of 2010, each of the five succeeding fiscal years and thereafter is as follows:

Estimated
Year	Amortization Expense
Three months ending December 31, 2010	$1,680,653
2011	5,672,016
2012	4,628,033
2013	2,361,473
2014	2,088,320
2015	1,718,027
Thereafter	7,200,042
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
The table below summarizes the components of income from discontinued operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Operating revenue	$—	$4,452	$—	$56,202

Operating expense	—	(382)	—	(13,379)

Income from discontinued operations	$—	$4,070	$—	$42,823

6. Mortgage Note Receivable
On April 15, 2005, the Company originated a mortgage loan in the amount of $10.0 million that was collateralized by an office building located in McLean, Virginia in which the Company’s Adviser and Administrator are subtenants. The mortgage loan was originally scheduled to mature in May 2017 but, on July 22, 2010 this mortgage was fully repaid. The Company received $3.3 million of additional income and prepayment fees in connection with the early payment, which was recorded as other income in the consolidated statement of operations. The proceeds were used to repay a portion of the Company’s line of credit.

7. Mortgage Notes Payable and Line of Credit
The Company’s mortgage notes payable and line of credit as of September 30, 2010 and December 31, 2009 are summarized below:

					Principal Balance Outstanding

	Date of Issuance/	Principal Maturity		Stated Interest Rate at
	Assumption	Date		September 30, 2010 (1)	September 30, 2010	December 31, 2009
Fixed-Rate Mortgage Notes Payable:

	03/16/05	04/01/30		6.33%	$2,718,623	$2,884,908
	08/25/05	09/01/15		5.33%	20,854,306	21,093,917
	09/12/05	09/01/15		5.21%	12,255,763	12,389,647
	12/21/05	12/08/15		5.71%	18,796,119	18,991,934
	02/21/06	12/01/13		5.91%	9,064,449	9,188,044
	02/21/06	06/30/14		5.20%	18,837,012	19,116,277
	03/29/06	04/01/16		5.92%	17,000,000	17,000,000
	04/27/06	05/05/16		6.58%	13,794,558	14,009,918
	11/22/06	12/01/16		5.76%	14,001,666	14,136,921
	12/22/06	01/01/17		5.79%	21,400,768	21,605,106
	02/08/07	03/01/17		6.00%	13,775,000	13,775,000
	06/05/07	06/08/17		6.11%	14,240,000	14,240,000
	09/06/07	12/11/15		5.81%	4,309,798	4,361,144
	10/15/07	11/08/17		6.63%	15,521,814	15,657,330
	08/29/08	06/01/16		6.80%	6,196,864	6,296,505
	09/15/08	10/01/11	(2)	4.58%	48,015,000	48,015,000

Total Fixed-Rate Mortgage Notes Payable:					250,781,740	252,761,651

Variable-Rate Line of Credit:	12/29/06	12/29/10		LIBOR + 2.15%	22,700,000	33,200,000

Total Mortgage Notes Payable and Line of Credit					$273,481,740	$285,961,651

(1)	The weighted average interest rate on all debt outstanding at September 30, 2010 was approximately 5.35%.

(2)	This note has three annual extension options, which gives the Company the ability to extend the term of the note until October 1, 2013. The first of these options was exercised on September 30, 2010, and the new interest rate on the note is 4.58%.
Mortgage Notes Payable
As of September 30, 2010, the Company had 16 fixed-rate mortgage notes payable, collateralized by a total of 55 properties. The obligors under each of these notes are wholly-owned separate borrowing entities, which own the real estate collateral. The Company is not a co-borrower, but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property, resulting from a borrower’s gross negligence or willful misconduct. The Company will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of September 30, 2010 was approximately 5.61% and as of December 31, 2009 was approximately 6.00%.
The Company had $48.0 million of balloon principal payments maturing under one of its long-term mortgages in 2010; however, the mortgage has three annual extension options through 2013, and the Company exercised one of these options on September 30, 2010. In connection with the exercise of the option, the interest rate reset from 6.85% to 4.58% through September 30, 2011. At the time of notification of extension, the Company remitted a fee of 0.25% of the outstanding principal balance, or approximately $120,000, which is recorded as a deferred financing cost in the Company’s consolidated balance sheet. The

Company also remitted a certification to the lender that its aggregate debt service coverage ratio is not less than 1.2, thus the Company was in compliance with all covenants under the mortgage loan. The interest rate for the two additional extension periods will adjust based upon the 1-year swap rate at the time of extension and a fixed spread of 4.29% and 4.41%, respectively. In addition, one of the buildings pledged as collateral to the $48.0 million mortgage is the building located in South Hadley, Massachusetts, in which the tenant did not renew its lease. The Company has six months from the vacancy date of June 30, 2010 to find a replacement tenant or substitute properties in the loan collateral pool. After the six-month period, the Company will have 120 days, or until April 30, 2011, to pay off the portion of the loan allocated to the South Hadley property. The payoff amount is 115% of the allocated loan amount or approximately $2.8 million.
The fair market value of all fixed-rate mortgage notes payable outstanding as of September 30, 2010 was approximately $242.9 million, as compared to the carrying value stated above of approximately $250.8 million. The fair market value is calculated based on a discounted cash flow analysis, using interest rates based on Management’s estimate of interest rates on long-term debt with comparable terms.
Scheduled principal payments of mortgage notes payable for the remainder of 2010, each of the five succeeding fiscal years and thereafter are as follows:

	Scheduled principal
Year	payments
Three months ending December 31, 2010	$770,999
2011	51,069,825	(1)
2012	3,378,830
2013	12,174,998
2014	20,779,913
2015	54,527,909
Thereafter	108,079,266

	$250,781,740

(1)	The $48.0 million mortgage note issued in September 2008 was extended September 30, 2010 for one year. The Company expects to exercise additional options to extend the maturity date until October 2013.
Line of Credit
The Company has a $50.0 million senior revolving credit agreement (the “Credit Agreement”) with a syndicate of banks led by KeyBank National Association (“KeyBank”), which matures on December 29, 2010. Currently, eight properties are pledged as collateral under the Company’s line of credit. The interest rate charged on the advances under the line is based on the LIBOR, the prime rate or the federal funds rate, depending on market conditions, plus a pricing spread ranging from 1.4% to 2.15%, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. The Company’s ability to access this funding source is subject to the Company’s continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and satisfaction of certain lending limits. One such covenant requires the Company to limit its distributions to stockholders to 95% of its FFO, less those acquisition-related costs that are required to be expensed under ASC 805. In addition, the maximum amount that the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. The maximum amount that the Company may currently draw under the Credit Agreement is approximately $38.0 million. Furthermore, those properties that are pledged as collateral to the banks are pledged through a perfected first priority lien in the equity interest of the special purpose entity (“SPE”) that owns the property. In addition the Operating Partnership, which is the entity that owns the SPEs, is precluded from transferring the SPEs or unconsolidated affiliates to the Company.
If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the Credit Agreement by the advanced amount of the released property. Conversely, as the Company purchases new properties meeting the eligibility standards, the Company may pledge such properties to obtain additional advances under this agreement. The availability under the line of credit may also be reduced by letters of credit used in the ordinary course of business. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments. As of September 30, 2010, there was $22.7 million outstanding under the line of credit at an interest rate of approximately 2.5%, and approximately $3.9 million outstanding pursuant to letters of credit at a weighted average interest rate of approximately 2.2%. At September 30, 2010, the remaining borrowing capacity available under the line of credit was approximately $11.4 million. The Company’s ability to increase the availability under its line of credit is dependent upon its pledging additional properties as collateral. Traditionally, the Company has pledged new properties to its line of credit as it arranges for long-term mortgages for these pledged properties. Currently, only nine of the Company’s properties do not have long-term mortgages, and eight of those are pledged as collateral under its line of credit. Accordingly, the Company only has one property which is unencumbered and which may be pledged as collateral to increase the borrowing capacity available under the line of credit. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2010. The amount outstanding on the line of credit as of September 30, 2010 approximates fair market value, because the debt is short-term and variable rate.
8. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the nine months ended September 30, 2010:

					Notes	Distributions in
				Capital in	Receivable	Excess of	Total
	Preferred	Senior Common	Common	Excess of	From Sale of	Accumulated	Stockholders’
	Stock	Stock	Stock	Par Value	Common Stock	Earnings	Equity

Balance at December 31, 2009	$2,150	$—	$8,563	$170,622,581	$(2,304,999)	$(49,877,753)	$118,450,542

Issuance of senior common stock and common stock	—	52	60	1,644,762	—	—	1,644,874

Repayment of principal on notes receivable	—	—	—	—	788,983	—	788,983

Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(12,701,534)	(12,701,534)

Forfeiture of common stock in satisfaction of employee note receivable (1)	—	—	(18)	(243,882)	—	—	(243,900)

Net income	—	—	—	—	—	4,121,038	4,121,038

Balance at September 30, 2010	$2,150	$52	$8,605	$172,023,461	$(1,516,016)	$(58,458,249)	$112,060,003

(1)	On February 1, 2010, the maturity date of an employee stock option loan to a former employee of the Adviser was extended until August 2010. In connection with the extension of the loan, the recourse provision of the loan was removed, and the former employee was granted the option to either repay the principal and interest in full or return the 18,000 shares pledged against the loan to the Company in full satisfaction of the loan. On March 8, 2010, the date that the market price of the pledged shares equaled the balance of the outstanding loan, the pledged shares were returned to the Company, and the loan was deemed paid in full.

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding Balance	Outstanding Balance
			Amount of	of Employee Loans	of Employee Loans
	Number of Options	Strike Price of	Promissory Note	at September 30,	at December 31,	Maturity Date of	Interest Rate on
Date Issued	Exercised	Options Exercised	Issued to Employees	2010	2009	Note	Note
Sep 2004	25,000	$15.00	$375,000	$20,253	$358,405	Sep 2013	5.00%
Apr 2006	12,422	16.10	199,994	4,563	199,994	Apr 2015	7.77%
May 2006	50,000	16.85	842,500	842,500	842,500	May 2016	7.87%
May 2006	15,000	16.10	241,500	241,500	241,500	May 2016	7.87%
May 2006	2,000	16.10	32,200	32,200	32,200	May 2016	7.87%
May 2006	2,000	16.10	32,200	—	32,200	May 2016	7.87%
May 2006	2,000	15.00	30,000	—	30,000	May 2016	7.87%
Oct 2006	12,000	16.10	193,200	—	193,200	Oct 2015	8.17%
Nov 2006	25,000	15.00	375,000	375,000	375,000	Nov 2015	8.15%

	145,422		$2,321,594	$1,516,016	$2,304,999

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as full recourse loans to employees and are included in the equity section of the accompanying consolidated balance sheets. As of September 30, 2010, each loan maintained its full recourse status.
Distributions paid per share of common stock for both the three and nine months ended September 30, 2010 and 2009 were $0.375 and $1.125 per share, respectively. Distributions paid per share of Series A Preferred Stock for both the three and nine months ended September 30, 2010 and 2009 were $0.4843749 and $1.4531247 per share, respectively. Distributions paid per share of Series B Preferred Stock for both the three and nine months ended September 30, 2010 and 2009 were $0.46875 and $1.40625 per share, respectively. Distributions paid per share of senior common stock for the three and nine months ended September 30, 2010 were $0.2625 and $0.3474 per share, respectively. There were no distributions paid to senior common stockholders for either the three or nine months ended September 30, 2009, as no senior common stock was outstanding during this period.
On November 4, 2009, the Company entered into an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which it may, from time to time, offer to sell shares of its common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. To date, the Company has sold 60,000 shares of common stock under the Open Market Sale Agreement. Net proceeds from the sales were approximately $1.0 million, which were used to repay a portion of the Company’s line of credit.
On November 19, 2009, the Company entered into a dealer manager agreement, as amended and restated on December 22, 2009, or the Dealer Manager Agreement, with Halcyon Capital Markets, LLC, or Halcyon, pursuant to which Halcyon agreed to act as the Company’s dealer manager in connection with the Company’s continuous private offering of up to 3,333,333 shares of its then newly designated unregistered senior common stock at $15.00 per share. Holders of the unregistered senior common stock have the right, but not the obligation, following the fifth anniversary of the issuance of such shares, to exchange any or all of such shares of senior common stock for shares of the Company’s common stock. On October 19, 2010, the Company terminated the private offering of unregistered senior common stock, including the dividend reinvestment plan for the senior common stock. In connection with the termination, the Company wrote-off approximately $1.6 million of fees and expenses incurred related to the offering and for which the Company does not expect to be reimbursed. The expenses consisted primarily of legal, accounting and fees paid to Halcyon, and are recorded as professional fees in the Company’s consolidated statement of operations. To date, the Company has issued 58,893 shares of unregistered senior common stock pursuant to the private offering and related dividend reinvestment plan. Net proceeds from these sales, after selling commissions and dealer manager fees, were approximately $787,000.
9. Segment Information
The Company’s operations are comprised of two operating segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users, and the other segment extends mortgage loans and collects principal and interest payments. As of September 30, 2010, the Company had no mortgage loans receivable outstanding. The amounts included under the “Other” column in the tables below include other income, which consists of interest income from temporary investments and employee loans and any other miscellaneous income earned, and operating and other expenses that were not specifically derived from either operating segment.
The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the three and nine months ended September 30, 2010 and 2009:

	As of and for the three months ended September 30, 2010					As of and for the nine months ended September 30, 2010
	Real Estate Leasing	Real Estate Lending	Other		Total	Real Estate Leasing	Real Estate Lending	Other		Total
Operating revenues	$10,290,663	$43,750	$—		$10,334,413	$31,279,944	$420,833	$—		$31,700,777
Operating expenses	(3,576,499)	—	(3,705,720	) (1)	(7,282,219)	(10,859,930)	—	(7,132,876	) (1)	(17,992,806)
Other expense	(4,141,538)	—	3,117,596	(2)	(1,023,942)	(12,277,195)	—	2,690,262	(2)	(9,586,933)

Net income	$2,572,626	$43,750	$(588,124)		$2,028,252	$8,142,819	$420,833	$(4,442,614)		$4,121,038

Total Assets	$391,142,468	$—	$6,429,908		$397,572,376	$391,142,468	$—	$6,429,908		$397,572,376

	As of and for the three months ended September 30, 2009					As of and for the nine months ended September 30, 2009
	Real Estate Leasing	Real Estate Lending	Other		Total	Real Estate Leasing	Real Estate Lending	Other		Total
Operating revenues	$10,465,427	$191,667	$—		$10,657,094	$31,398,016	$568,750	$—		$31,966,766
Operating expenses	(3,540,320)	—	(1,528,698	) (1)	(5,069,018)	(10,685,159)	—	(4,730,744	) (1)	(15,415,903)
Other expense	(4,146,341)	—	(326,853	) (2)	(4,473,194)	(12,343,000)	—	(925,218	) (2)	(13,268,218)
Discontinued operations	164,108	—	—		164,108	202,861	—	—		202,861

Net income	$2,942,874	$191,667	$(1,855,551)		$1,278,990	$8,572,718	$568,750	$(5,655,962)		$3,485,506

Total Assets	$398,456,908	$10,062,500	$9,762,275		$418,281,683	$398,456,908	$10,062,500	$9,762,275		$418,281,683

(1)	Operating expenses includes base management fees, incentive fees, administration fees, professional fees, insurance expense, directors fees, stockholder-related expenses and general and administrative expenses that are not practicable to allocate to either operating segment; thus, these expenses are included in the “Other” column.

(2)	Other expense includes interest expense on the Company’s line of credit and short-term loan of $228,962 and $750,677 (which is net of interest income on temporary investments, interest income on employee loans and other income) for the three and nine months ended September 30, 2010 and $375,507 and $1,100,405 for the three and nine months ended September 30, 2009, respectively. It is not practicable to allocate the interest expense from the line of credit or the short-term loan to either operating segment; thus, the interest is included in the “Other” column.
10. Subsequent Events
On October 5, 2010, the Company’s Board of Directors declared a cash distribution of $0.125 per share of common stock, $0.1614583 per share of the Series A Preferred Stock, and $0.15625 per share of the Series B Preferred Stock for each of the months of October, November and December of 2010. Monthly distributions will be payable on October 29, 2010, November 30, 2010 and December 31, 2010, respectively, to stockholders of record as of the close of business on October 21, 2010, November 19, 2010 and December 23, 2010, respectively. Additionally, the Company’s Board of Directors declared a cash distribution of $0.0875 per share of senior common stock for each of the months of October, November, and December of 2010. Senior common stock monthly distributions will be payable on November 5, 2010, December 7, 2010, and January 7, 2011, respectively.
On October 8, 2010, the Company extended the lease with the tenant that occupies its property located in Toledo, Ohio for a period of 10 years, and the tenant has two options to extend the lease for additional periods of 10 years each. The lease was originally set to expire in December 2010, and will now expire in

December 2020. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $276,000.
On October 19, 2010, the Company terminated its private offering of unregistered senior common stock, including the dividend reinvestment plan for the senior common stock. In connection with the termination, the Company wrote-off approximately $1.6 million of fees and expenses incurred in relation to the offering and for which the Company does not expect to be reimbursed. The expenses consisted primarily of legal, accounting and fees paid to Halcyon, and are recorded as professional fees in the Company’s consolidated statement of operations. The Company issued 58,893 shares of unregistered senior common stock pursuant to the private offering and related dividend reinvestment plan. Net proceeds from these sales, after selling commissions and dealer manager fees, were approximately $787,000.

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
OVERVIEW
General
We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate that we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At September 30, 2010, we owned 64 properties totaling approximately 6.3 million square feet. The total gross investment in these properties was approximately $434.6 million at September 30, 2010.
Business Environment
The United States is beginning to recover from the recession that it entered into during late 2007, though it continues to experience pervasive and fundamental disruptions in its financial and capital markets. As a result, conditions within the U.S. capital markets generally, and the U.S. real estate capital markets particularly, continue to experience significant dislocation and stress. While we are seeing signs of economic improvement and stabilization in both the equity and debt capital markets, these markets remain challenging, and we do not know if adverse conditions will again intensify, nor are we able to gauge the full extent to which the disruptions will affect us. Additionally, economic conditions continue to disrupt our ability to price and finance new investment opportunities on attractive terms. We believe that it will take some time for the United States to fully recover from the recession.

As a result, the continued challenging economic conditions could still materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease.
Moreover, our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgages secured by properties, and borrowings under our line of credit. The market for long-term mortgages has been limited, as the collateralized mortgage-backed securities, or CMBS, market has experienced significant disruption. With the stresses upon the CMBS market, many banks are not lending on industrial and commercial real estate as they are no longer able to sell these loans to the CMBS market and are not willing or able to keep these loans on their balance sheets. In addition, many banks have significantly curtailed their general lending practices, as they are having difficulty valuing the underlying real estate in this market. We are, however, beginning to see banks that are willing to issue medium-term mortgages, between two and five years, on substantially less favorable terms than were previously available. Consequently, we continue to focus on using medium-term mortgages to finance our real estate activities until the market for long-term mortgages returns.
Recent Events
Financing Activities:
During the nine months ended September 30, 2010, we had net repayments under our line of credit of $10.5 million, with $22.7 million outstanding under the line at September 30, 2010. The proceeds from borrowings under the line of credit were used for working capital and to fund capital improvements at certain of our properties.
On April 15, 2005, we originated a mortgage loan in the amount of $10.0 million that was collateralized by an office building located in McLean, Virginia in which our Adviser and Administrator are subtenants. The mortgage loan was originally set to mature in May 2017, though, on July 22, 2010, it was fully repaid. We received $3.3 million of additional income and prepayment fees in connection with the early payment and the proceeds were used to repay a portion of our line of credit.
Debt Activities:
We had $48.0 million of balloon principal payments maturing under one of our long-term mortgages in 2010; however, the mortgage has three annual extension options through 2013, and we exercised one of these options on September 30, 2010. In connection with the exercise of the option, the interest rate reset from 6.85% to 4.58%. At the time of notification of extension, we remitted a fee of 0.25% of the outstanding principal balance, or approximately $120,000, and a certification to the lender that its aggregate debt service coverage ratio is not less than 1.2. The interest rate for the two additional extension periods will adjust based upon the 1-year swap rate at the time of extension and a fixed spread of 4.29% and 4.41%, respectively. We expect to exercise our remaining two annual extension options as they come due in 2012 and 2013. We have no other balloon principal payments due under any of our mortgages until 2013.
Equity Activities:
We have raised approximately $1.8 million in net proceeds from equity offerings during 2010. On November 4, 2009, we entered into an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). Sales of shares of our common stock through Jefferies will be executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Jefferies, including a combination of any of these transactions. We will pay Jefferies a commission equal to 2.0% of the gross sales proceeds of any common stock sold through Jefferies as agent under the Open Market Sale Agreement. To date, we have sold 60,000 shares of common stock under the Open Market Sale Agreement, for net proceeds of approximately $1.0 million. The proceeds were used to repay a portion of our line of credit.
On November 19, 2009, we entered into a dealer manager agreement, or the Dealer Manager Agreement, as amended and restated on December 22, 2009, with Halcyon Capital Markets, LLC, or Halcyon, pursuant to which Halcyon agreed to act as our dealer manager in connection with our continuous private offering of up to 3,333,333 shares of our then newly designated unregistered senior common stock at $15.00 per share. Holders of the unregistered senior common stock have the right, but not the obligation, following the fifth anniversary of the issuance of such shares, to exchange any or all of such shares of senior common stock for shares of our common stock. On October 19, 2010, we terminated the private offering of unregistered senior common stock, including the dividend reinvestment plan for the senior common stock. In connection with the termination, we wrote-off approximately $1.6 million of fees incurred in relation to the offering and for which we do not expect to be reimbursed. The expenses consisted primarily of legal, accounting and fees paid to Halcyon, and are recorded as professional fees in our consolidated statement of operations. We issued 58,893 shares of unregistered senior common stock pursuant to the private offering and related dividend reinvestment plan.. Net proceeds from these sales, after selling commissions and dealer manager fees, were approximately $787,000.
In September 2010, we filed a universal shelf registration statement on Form S-3, or Universal Shelf, with the Securities and Exchange Commission, or SEC, which, among other securities, registered shares of common stock, senior common stock and preferred stock. The Universal Shelf, which was declared effective by the SEC on September 27, 2010, will allow us to raise debt or equity capital from time to time in future public offerings through the sale of securities registered on the shelf, in one or more series of transactions.
Leasing Activities:
On May 4, 2010, we extended the lease with the tenant that occupies our property located in Grand Rapids, Michigan for a period of 15 years, and the tenant has two options to extend the lease for additional periods of 10 years each. The lease was originally set to expire in July 2016, and will now expire in April 2025. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.1 million.
On June 30, 2010 and July 31, 2010, respectively, the leases with the tenants that occupied our properties located in South Hadley, Massachusetts and Richmond, Virginia, respectively, expired and currently remain vacant. These two leases comprised approximately 2.6% of our total annualized rental income. We are actively seeking new tenants for these two properties while concurrently researching alternative uses for these two properties and expect that it will re-lease these properties in the near future.
On September 29, 2010, the tenant in our building located in Hazelwood, Missouri declared bankruptcy. The lease for this property is scheduled to expire in January 2012, and rental income from this tenant comprises less than 1% of our total annualized rental income. Although we received the October rental payment from this tenant, we continue to monitor this situation closely.
On October 8, 2010, we extended the lease with the tenant that occupies our property located in Toledo, Ohio for a period of 10 years, and the tenant has two options to extend the lease for additional periods of 10 years each. The lease was originally set to expire in December 2010, and will now expire in December 2020. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $276,000.
All of our remaining tenants are current and paying in accordance with their leases.

Diversity of Our Portfolio
Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, geographic market or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. Our largest tenant at September 30, 2010 comprised approximately 7.3% of our total rental income, and our largest concentration of properties was located in Ohio, which accounted for approximately 18.0% of our total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for both the nine months ended September 30, 2010 and 2009, respectively:

	September 30, 2010		September 30, 2009
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Electronics	$4,624,341	14.9%	$4,624,341	14.8%
Healthcare, Education & Childcare	4,609,061	14.9%	4,609,061	14.8%
Telecommunications	4,085,525	13.3%	4,085,192	12.9%
Diversified/Conglomerate Manufacturing	2,748,512	8.9%	2,748,515	8.8%
Chemicals, Plastics & Rubber	2,347,601	7.6%	2,395,845	7.7%
Machinery	1,791,467	5.8%	1,791,453	5.8%
Containers, Packaging & Glass	1,747,976	5.6%	1,747,626	5.6%
Beverage, Food & Tobacco	1,641,588	5.2%	1,641,563	5.3%
Printing & Publishing	1,641,559	5.3%	1,639,363	5.3%
Buildings and Real Estate	1,548,889	5.0%	1,519,251	4.9%
Oil & Gas	964,852	3.1%	855,391	2.7%
Personal & Non-Durable Consumer Products	926,123	2.9%	1,016,041	3.3%
Automobile	874,990	2.8%	874,990	2.8%
Personal, Food & Miscellaneous Services	431,255	1.4%	431,255	1.4%
Insurance	421,672	1.4%	542,150	1.7%
Home & Office Furnishings	397,307	1.3%	397,307	1.3%
Diversified/Conglomerate Services	231,079	0.6%	231,079	0.9%

	$31,033,797	100.0%	$31,150,423	100.0%

Lease Expirations
The following table summarizes the lease expirations by year for the Company’s properties for leases in place as of September 30, 2010:

			Rental Revenue for
			the Nine Month
Year of Lease		Number of	Period Ended	Annualized Base	% of Annualized
Expiration	Square Feet	Leases (1)	September 30, 2010	Rental Revenue	Base Rent
2010	192,213	2	$601,509	$802,012	1.9%
2011	—	0	—	—	0.0%
2012	479,982	3	3,322,203	4,429,604	10.7%
2013	438,422	6	3,505,028	4,673,371	11.3%
2014	614,132	5	2,311,650	3,082,200	7.5%
2015	896,876	8	5,130,057	6,840,076	16.5%
2016	898,257	5	3,170,982	4,227,976	10.2%
2017	102,200	1	692,194	922,925	2.2%
2018	59,894	1	201,031	268,041	0.7%
2019+	2,622,183	19	12,099,143	16,132,192	39.0%

Total	6,304,159	50	$31,033,797	$41,378,397	100%

(1)	Two leases expired during the third quarter of 2010, neither of these properties have yet to be re-leased.
The Company has properties located in 20 states, and the following table summarizes the leases in each of the states for those leases in place as of September 30, 2010:

			Rental Revenue for
			the Nine Month
		Number of Leases	Period Ended	Annualized Base	% of Annualized
State	Square Feet	(1)	September 30, 2010	Rental Revenue	Base Rent
Ohio	1,185,411	11	$5,579,522	$7,439,363	18.0%
Minnesota	547,800	3	3,908,626	5,211,501	12.6%
North Carolina	695,876	6	2,850,788	3,801,051	9.2%
Pennsylvania	623,375	4	2,282,267	3,043,023	7.4%
Texas	188,178	4	1,766,905	2,355,873	5.7%
Michigan	596,104	2	1,671,482	2,228,643	5.4%
Illinois	164,131	2	1,639,514	2,186,019	5.3%
Massachusetts	338,508	3	1,540,650	2,054,200	5.0%
All Other States	1,964,776	15	9,794,043	13,058,724	31.4%

Total	6,304,159	50	$31,033,797	$41,378,397	100%

(1)	Two leases expired during the third quarter of 2010, neither of these properties have yet to be re-leased.
Our Adviser and Administrator
Our Adviser is led by a management team which has extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser as well as its vice chairman and chief operating officer. George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs.
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
Advisory and Administration Agreements
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator. Our Adviser and Administrator employ all of our personnel and pay their payroll, benefits, and general expenses directly. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement.
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
During the three and nine months ended September 30, 2010 and 2009, none of these third party expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties that we acquire, the aggregate amount of mortgage loans that we make and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.

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
Quarterly Incentive Fee Based on FFO
Pre-incentive fee FFO
(expressed as a percentage of total common stockholders’ equity)
Percentage of pre-incentive fee FFO allocated to incentive fee
The incentive fee may be reduced because of a covenant which exists in our line of credit agreement which limits distributions to our stockholders to 95% of FFO. In order to comply with this covenant, our board of directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the nine months ended September 30, 2010 and for the three and nine months ended September 30, 2009, respectively, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. There was no waiver to the incentive fee for the three months ended September 30, 2010. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

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
Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview-Business Environment,” we performed an impairment analysis of our entire portfolio as then existing on September 30, 2010. We concluded that none of our properties were impaired, and we will continue to monitor our portfolio for any indicators that may change our conclusion.
Provision for Loan Losses
Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans that we have made based upon our evaluation of known and inherent risks associated with our private lending assets. Management reflects provisions for loan losses based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations. We had no outstanding mortgage loans receivable as of September 30, 2010.
Recently Issued Accounting Pronouncements
Refer to Note 1 in the accompanying consolidated financial statements for a summary of all recently issued accounting pronouncements.

Results of Operations
Our weighted-average yield on our occupied portfolio as of September 30, 2010 was approximately 9.60%. The weighted-average yield on our occupied portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.
A comparison of our operating results for the three and nine months ended September 30, 2010 and 2009 is below:

	For the three months ended September 30,				For the nine months ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Operating revenues
Rental income	$10,209,211	$10,383,002	$(173,791)	-2%	$31,033,797	$31,150,423	$(116,626)	0%
Interest income from mortgage note receivable	43,750	191,667	(147,917)	-77%	420,833	568,750	(147,917)	-26%
Tenant recovery revenue	81,452	82,425	(973)	-1%	246,147	247,593	(1,446)	-1%

Total operating revenues	10,334,413	10,657,094	(322,681)	-3%	31,700,777	31,966,766	(265,989)	-1%

Operating expenses
Depreciation and amortization	3,280,048	3,284,723	(4,675)	0%	9,992,411	9,875,156	117,255	1%
Property operating expenses	262,686	219,537	43,149	20%	738,327	687,129	51,198	7%
Due diligence expense	—	—	—	0%	20,788	16,433	4,355	27%
Base management fee	298,393	342,743	(44,350)	-13%	907,098	1,073,041	(165,943)	-15%
Incentive fee	1,070,145	835,003	235,142	28%	2,745,601	2,433,945	311,656	13%
Administration fee	356,856	293,075	63,781	22%	807,859	774,636	33,223	4%
Professional fees	1,822,683	105,368	1,717,315	1630%	2,200,094	466,529	1,733,565	372%
Insurance expense	53,219	50,757	2,462	5%	166,056	147,561	18,495	13%
Directors’ fees	54,533	49,459	5,074	10%	152,976	149,547	3,429	2%
General and administrative	83,656	88,617	(4,961)	-6%	317,669	356,894	(39,225)	-11%

Total operating expenses before credit from Adviser	7,282,219	5,269,282	2,012,937	38%	18,048,879	15,980,871	2,068,008	13%

Credit to incentive fee	—	(200,264)	200,264	-100%	(56,073)	(564,968)	508,895	-90%

Total operating expenses	7,282,219	5,069,018	2,213,201	44%	17,992,806	15,415,903	2,576,903	17%

Other income (expense)
Interest income from temporary investments	114	524	(410)	-78%	492	17,989	(17,497)	-97%
Interest income — employee loans	36,557	48,130	(11,573)	-24%	122,231	145,878	(23,647)	-16%
Other income	3,309,887	—	3,309,887	100%	3,318,216	11,320	3,306,896	29213%
Interest expense	(4,370,500)	(4,521,848)	151,348	-3%	(13,027,872)	(13,443,405)	415,533	-3%

Total other expense	(1,023,942)	(4,473,194)	3,449,252	-77%	(9,586,933)	(13,268,218)	3,681,285	-28%

Income from continuing operations	2,028,252	1,114,882	913,370	82%	4,121,038	3,282,645	838,393	26%

Discontinued operations
Income from discontinued operations	—	4,070	(4,070)	-100%	—	42,823	(42,823)	-100%
Gain on sale of real estate	—	160,038	(160,038)	-100%	—	160,038	(160,038)	-100%

Total discontinued operations	—	164,108	(164,108)	-100%	—	202,861	(202,861)	-100%

Net income	2,028,252	1,278,990	749,262	59%	4,121,038	3,485,506	635,532	18%

	2,028,252		2,028,252				—
Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	—	0%	(3,070,313)	(3,070,312)	(1)	0%
Distributions attributable to senior common stock	(4,282)	—	(4,282)	100%	(4,657)	—	(4,657)	100%

Net income available to common stockholders	$1,000,533	$255,553	$744,980	292%	$1,046,068	$415,194	$630,874	152%

Operating Revenues
Rental income decreased for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, as two of our tenants vacated their respective properties during the three months ended September 30, 2010.
Interest income from mortgage notes receivable decreased for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, as our only mortgage loan was fully repaid in July 2010.
Tenant recovery revenue decreased slightly for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, because one of our tenants that vacated their property during the three months ended September 30, 2010 no longer reimburses us for insurance expense.
Operating Expenses
Depreciation and amortization expenses remained relatively flat for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, because no properties have been acquired since 2008.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased during the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, because of overhead, insurance and franchise tax expenses for which we are now responsible at the two properties where our leases expired and the tenants subsequently vacated during the three months ended September 30, 2010.
Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. We did not incur due diligence expenses for the three months ended September 30, 2010 or the three months ended September 30, 2009, because no legal fees were incurred during the period. Due diligence expense increased for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, due to legal fees incurred in connection with potential acquisitions initiated during the first quarter of 2010. Total due diligence expenses remain relatively low; however, with our adoption of Accounting Standards Codification, or ASC, 805 “Business Combinations,” on January 1, 2009, which requires that we no longer capitalize due diligence costs into the price of an acquisition, we expect that our due diligence expense will increase significantly if and when suitable acquisition opportunities arise.
The base management fee decreased for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, due to a decrease in total common stockholders’ equity, the main component of the calculation. Total common stockholders’ equity decreased because distributions to common stockholders for the nine months ended September 30, 2010 exceeded net income during the period by approximately $5.5 million. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”
The incentive fee increased for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, due to the increase in pre-incentive fee FFO caused by the $3.3 million of additional income and prepayment fees we received in connection with the early repayment of our mortgage loan, coupled with the decrease in total common stockholders’ equity. The calculation of the incentive fee is described in detail above under “Advisory and Administration Agreements.”
The administration fee increased for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, primarily as a result of an increase in the amount of the total expenses allocated from our Administrator during the periods. The calculation of the administration fee is described in detail above under “Advisory and Administration Agreements.”
Professional fees, consisting primarily of legal, consulting and accounting fees, increased during the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, primarily due to the write-off of approximately $1.6 million of fees and expenses incurred in relation to the private offering of unregistered senior common stock and related dividend reinvestment plan and for which we do not expect to be reimbursed, discussed in “Overview — Recent Events-Equity Activities” above. In addition, we wrote-off approximately $150,000 of fees incurred in connection with the filing of our base registration statement with the SEC in 2007. These fees were written off in September 2010 when we filed a new base registration statement with the SEC.
Insurance expense consists of the premiums paid for directors’ and officers’ insurance, which is renewed annually each September. Insurance expense increased for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, because of an increase in the premiums for the period from September 2009 through September 2010.
Directors’ fees increased during the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, because one of our directors resigned from the board in September 2010. As a result, the unamortized balance of his annual director fees was fully expensed in September 2010.
General and administrative expenses decreased for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, primarily as a result of decreased costs associated with printing and filing our proxy materials and annual report in 2010.
Other Income and Expense
Interest income from temporary investments decreased during the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, primarily because of lower interest rates earned on our money market accounts, coupled with interest received during the nine months ended September 30, 2009 from funds held on deposit for a prospective real estate acquisition, coupled with interest earned on amounts held in reserve accounts with our lenders.
Interest income on employee loans decreased during the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009. This decrease was a result of loan payoffs made by employees during 2009 and 2010, coupled with other principal repayments during 2010.
Other income increased during the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, because of the $3.3 million in additional income and prepayment fees we received in connection with the early repayment of our mortgage loan in July 2010.
Interest expense decreased for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009. This decrease was primarily a result of a decrease in LIBOR from 2009, which reduced our interest expense under our line of credit, coupled with reduced interest expense on our long-term financings from amortizing principal payments made during 2009 and 2010.
Discontinued Operations
Income from discontinued operations for the three and nine months ended September 30, 2009 relates to the property that we sold in July 2009, which was located in Norfolk, Virginia.

Net Income Available to Common Stockholders
Net income available to common stockholders increased for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009 primarily because of the $3.3 million in additional income and prepayment fees we received in connection with the early repayment of our mortgage loan in July 2010.
Liquidity and Capital Resources
Future Capital Needs
At September 30, 2010, we had approximately $3.2 million in cash and cash equivalents. We have an available borrowing capacity of $11.4 million under our line of credit and have obtained mortgages on 55 of our properties. As of September 30, 2010, we had investments in 64 real properties for a net carrying value, including intangible assets, of approximately $375.6 million.
As discussed in “Overview-Business Environment” above, while there have been improvements in the U.S. economy, we continue to be impacted by volatile capital market conditions, which have affected our ability to obtain additional mortgages, as well as our ability to borrow funds and issue substantial amounts of equity securities, our principal sources of external financing. It is difficult to predict how long these conditions will persist and the extent to which our business, financial condition, liquidity, results of operations or funds from operations may be adversely affected. Until we are able to raise or procure significant debt or additional equity capital, our near-term strategy is contingent upon building the value of our existing portfolio of properties by renegotiating existing leases and making capital improvements to our properties. Capital improvements, however, will be limited to the extent that we have available capital. We will continue to actively seek potential acquisitions, and we will continue our strategy of making conservative investments in properties that have existing financing sufficient to withstand the current economic conditions, and that are likely to produce attractive long-term returns for our stockholders.
If economic conditions continue to improve, we are hopeful that we will be able to issue additional equity securities under our Universal Shelf. See “Overview-Recent Events” above. Our Universal Shelf currently allows us to raise up to $275.0 million in debt or equity capital from time to time in future public offerings through the sale of securities registered on the shelf, in one or more series of transactions. Additionally, pursuant to our Universal Shelf, we have the continued ability to issue up to $24.0 million of common stock which was reserved for sale under our Open Market Sale Agreement. If we are able to raise significant equity capital, we would intend to use the proceeds to continue to invest in industrial and commercial real property as well as expand our investment portfolio into other real property sectors, such as retail and medical properties, make mortgage loans, repurchase shares of our preferred stock on the open market or pay down outstanding borrowings under our line of credit.
Despite the significant disruptions in the CMBS market discussed in “Overview-Business Environment” above, we believe that banks are recommencing their general lending practices. Specifically, we are beginning to see banks willing to issue medium-term mortgages, between two and five years, on substantially less favorable terms than were previously available. Consequently, we continue to focus on using medium-term mortgages to finance our real estate activities until the market for long-term mortgages returns. Furthermore, we intend to expand our mortgage lending activity to include purchasing mortgage loans from banks and CMBS pools.
Because our line of credit with Key Bank matures in December 2010, we have executed a commitment letter with a large national bank for a new line of credit to serve as replacement financing. Although we expect to procure a new line of credit in the fourth quarter of 2010, there can be no assurance that such replacement financing will be obtained on similar terms to those described above, or at all. If we are unable to make any required debt payments on any borrowings, including under our existing line of credit, our lenders could foreclose on the properties collateralizing their loans, which could cause us to lose part or all of our investments in such properties. See “Liquidity and Capital Resources — Line of Credit” below.

Our current liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, and fund our current operating costs. We may require credits to our management fees, issued from our Adviser, to meet these obligations, although our Adviser is under no obligation to provide any such credits, either in whole or in part.
We routinely review our liquidity requirements, and continually evaluate all potential sources of liquidity. Provided that we are able to replace our existing line of credit, we believe that our current cash flows from operations, coupled with our line of credit, are sufficient to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, and fund our current operating costs in the near term. If, however, we are unable to procure replacement financing, we will need to seek alternative sources of liquidity which may potentially include the elimination of or the payment in kind of our dividends, suspension of capital spending, cost reductions, and a potential capital event.
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2010 was approximately $13.9 million, as compared to net cash provided by operating activities of approximately $12.1 million for the nine months ended September 30, 2009. This increase was primarily a result of the additional income and prepayment fees that we received in connection with the early repayment of our mortgage loan in July 2010, partially offset by the increase in the net incentive fee, administration fee and property operating expenses. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants and from the interest payments that we receive from our borrower. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2010 was approximately $9.3 million, which primarily consisted of the repayment of our $10.0 million mortgage loan, partially offset by net payments to our lenders for reserves and tenant improvements performed at certain of our properties, as compared to net cash used in investing activities during the nine months ended September 30, 2009 of approximately $13,000, which consisted of an increase in the amount of restricted cash, net payments to our lenders for reserves and leasing commissions paid related to the extension of the lease for our property located in Eatontown, New Jersey, partially offset by the proceeds from the sale of our property located in Norfolk, Virginia. We have not purchased any properties since August 2008 because of the lack of access to capital as discussed in “Overview-Business Environment” above, which has resulted in a significant decrease in the cash used in investing activities.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2010 was approximately $23.0 million, which primarily consisted of distributions paid to our stockholders, principal repayments on mortgage notes payable and repayments on our line of credit, partially offset by proceeds from sales of common and senior common stock. Net cash used in financing activities for the nine months ended September 30, 2009 was approximately $13.8 million, which primarily consisted of repayment of our short-term loan, principal repayments on mortgage notes payable and distributions paid to our stockholders.
Mortgage Notes Payable
As of September 30, 2010, we had 16 fixed-rate mortgage notes payable in the aggregate principal amount of approximately $250.8 million, collateralized by a total of 55 properties with terms at issuance ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2010 was approximately 5.61%.

As discussed in “Overview-Recent Events” above, we had $48.0 million of balloon principal payments maturing under one of our long-term mortgages in 2010; however, the mortgage has three annual extension options through 2013, and we exercised one of these options on September 30, 2010. In connection with the exercise of the option, the interest rate reset from 6.85% to 4.58% through September 30, 2011. At the time of notification of extension, we remitted a fee of 0.25% of the outstanding principal balance, or approximately $120,000, and a certification to the lender that our aggregate debt service coverage ratio was not less than 1.2. The interest rate for the two additional extension periods will adjust based upon the 1-year swap rate at the time of extension and a fixed spread of 4.29% and 4.41%, respectively. We have no other balloon principal payments due under any of our mortgages until 2013.
Line of Credit
We have a $50.0 million senior revolving credit agreement, or Credit Agreement, with a syndicate of banks led by KeyBank National Association, or KeyBank, which matures on December 29, 2010. Currently, eight of our properties are pledged as collateral under our line of credit. The interest rate charged on the advances under the facility is based on LIBOR, the prime rate or the federal funds rate, depending on market conditions, plus a pricing spread ranging from 1.4% to 2.15%, and adjusts periodically. The unused portion of the line of credit is subject to a fee of 0.15% per year. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO less those acquisition-related costs that are required to be expensed under ASC 805. In addition, the maximum amount that we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. The maximum amount that we may currently draw under the Credit Agreement is approximately $38.0 million. Furthermore, those eight properties that are pledged as collateral to the banks are pledged through a perfected first priority lien in the equity interest of the special purpose entity, or SPE, that owns the property. In addition, Gladstone Commercial Limited Partnership, a Delaware limited partnership that owns the SPEs, or the Operating Partnership, is precluded from transferring the SPEs or unconsolidated affiliates to us.
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
At September 30, 2010, there was $22.7 million outstanding under the line of credit at an interest rate of approximately 2.5% and approximately $3.9 million outstanding under letters of credit at a weighted average interest rate of approximately 2.2%. At September 30, 2010, the remaining borrowing capacity available under the line of credit was approximately $11.4 million. Our ability to increase the availability under our line of credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only nine of our properties do not have long-term mortgages, and eight of those are pledged as collateral under our line of credit. Accordingly, we have only one property which is unencumbered, and which may be pledged as collateral to increase the borrowing capacity available under the line of credit. We were in compliance with all covenants under the Credit Agreement as of September 30, 2010.
Because our line of credit with Key Bank matures in December 2010, we have executed a commitment letter with a large national bank to serve as replacement financing. The closing of any new line of credit will be subject to the negotiation and execution of definitive loan documentation and the fulfillment of customary conditions. Although we expect to procure a new line of credit in the fourth quarter of 2010, there can be no assurance that such replacement financing will be obtained on similar terms to those described above, or at all. If we are unable to procure a new line of credit, we expect that we may not have sufficient existing liquidity from operations to repay such outstanding debt, and Key Bank may make a demand for immediate payment of the outstanding balance under the existing line of credit. If Key Bank were to make such a demand and we were unable to repay our outstanding obligation, Key Bank may foreclose upon and take possession of any or all of the eight properties pledged as collateral against the existing line of credit in full or partial satisfaction of our outstanding debt. Any such loss of any or all of the eight properties would likely have a material adverse effect upon our business, financial condition, liquidity and results of operations.
In advance of the maturity date, however, Management has reviewed our cash flows and has identified plans that could be implemented in an effort to repay the outstanding balance on the existing line of credit if we are unable to procure replacement financing. These plans could include the elimination of or the payment in kind of our dividends, suspension of capital spending, cost reductions, and a potential capital event.
Contractual Obligations
The following table reflects our material contractual obligations as of September 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	273,481,740	$25,576,756	$54,934,712	$61,176,862	$131,793,410
Interest on Debt Obligations (2)	67,401,962	14,149,668	23,988,675	20,790,742	8,472,877
Capital Lease Obligations (3)	300,000	—	300,000	—	—
Operating Lease Obligations (4)	1,639,484	152,510	305,020	305,020	876,934
Total	$342,823,186	$39,878,934	$79,528,407	$82,272,624	$141,143,221

(1)	Debt obligations represent borrowings under our line of credit, which represents $22.7 million of the debt obligation due in less than 1 year, and mortgage notes payable that were outstanding as of September 30, 2010. The line of credit matures in December 2010.

The $48.0 million mortgage note issued in September 2008 matures in October 2011, and we expect to exercise each of our options to extend the maturity date until October 2013.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit.

The balance and interest rate on our line of credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of September 30, 2010.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2010.

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

The following table provides a reconciliation of our FFO for the three and nine months ended September 30, 2010 and 2009, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average share of common stock and basic and diluted net income per weighted average share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income	$2,028,252	$1,278,990	$4,121,038	$3,485,506
Less: Distributions attributable to preferred and senior common stock	(1,027,719)	(1,023,437)	(3,074,970)	(3,070,312)

Net income available to common stockholders	1,000,533	255,553	1,046,068	415,194

Add: Real estate depreciation and amortization, including discontinued operations	3,280,048	3,284,723	9,992,411	9,885,571
Less: Gain on sale of real estate	—	(160,038)	—	(160,038)

FFO available to common stockholders	$4,280,581	$3,380,238	$11,038,479	$10,140,727

Weighted average shares outstanding — basic	8,562,777	8,563,264	8,555,517	8,563,264
Weighted average shares outstanding — diluted	8,577,173	8,563,264	8,560,734	8,563,264

Basic net income per weighted average share of common stock	$0.12	$0.03	$0.12	$0.05

Diluted net income per weighted average share of common stock	$0.12	$0.03	$0.12	$0.05

Basic FFO per weighted average share of common stock	$0.50	$0.39	$1.29	$1.18

Diluted FFO per weighted average share of common stock	$0.50	$0.39	$1.29	$1.18

Distributions declared per share of common stock	$0.375	$0.375	$1.125	$1.125

Percentage of FFO paid per share of common stock	75%	95%	87%	95%

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
To illustrate the potential impact of changes in interest rates on our net income for the nine months ended September 30, 2010, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the impact of a 1%, 2% and 3% increase in the one month LIBOR for the nine months ended September 30, 2010. As of September 30, 2010, our effective average LIBOR was 0.25%; thus, a 1% decrease could not occur.

	Increase to Rental	Increase to	Net Decrease to
Interest Rate Change	& Interest Income	Interest Expense	Net Income
1% Increase to LIBOR	$—	$175,925	$(175,925)
2% Increase to LIBOR	—	351,850	(351,850)
3% Increase to LIBOR	896	527,775	(526,879)
As of September 30, 2010, the fair value of our fixed rate debt outstanding was approximately $242.9 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at September 30, 2010, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by approximately $9.1 million and $9.6 million, respectively.
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
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2010, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Failure to replace our existing line of credit would materially and adversely impact our business, financial condition, liquidity and results of operations.
Our line of credit with Key Bank is scheduled to mature on December 29, 2010. Although we have executed a commitment letter with a large national bank for a new line of credit to serve as replacement financing, we may not ultimately be able to replace our existing line of credit, and any new line of credit may be on less favorable terms and conditions compared to our existing line of credit. Failure to obtain replacement financing would materially and adversely impact our business, financial condition, liquidity and results of operations as our existing line of credit has been one of our primary sources of liquidity. If we are unable to replace our existing line of credit, we will need to seek additional debt or equity financing on terms that may be less favorable to us than our existing line of credit or to procure alternative sources of liquidity which may potentially include the elimination of or the payment in kind of our dividends, suspension of capital spending, cost reductions and a potential capital event.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.
Exhibit Index

Exhibit
Number	Exhibit Description
3.1	Articles of Amendment and Restatement to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003

3.1.1	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A (File No. 000-50363), filed January 19, 2006

3.1.2	Articles of Amendment to Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 99.1 of Form 8-K, filed on April 13, 2006

3.1.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A (File No. 000-50363), filed October 19, 2006

3.1.4	Articles of Amendment to Articles of Amendment and Restatement of Articles of Incorporation, incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q, filed July 30, 2009

3.1.5	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed March 19, 2010

3.1.6	Articles Supplementary, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed September 9, 2010

3.1.7	Articles Supplementary, incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed September 9, 2010

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003

3.2.1	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed July 10, 2007

4.1	Form of Certificate for Common Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A (File No. 000-50363), filed January 19, 2006

4.3	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A (File No. 001-33097), filed October 19, 2006

Exhibit
Number	Exhibit Description
10.1	First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 1, 2006

10.2	Gladstone Commercial Limited Partnership Schedule 4.2(a)(2) to First Amended and Restated Agreement of Limited Partnership; Designation of 7.50% Series B Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed October 25, 2006

10.3	Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed April 29, 2010

10.4	Gladstone Commercial Limited Partnership Schedule 4.2(a)(3) to First Amended and Restated Agreement of Limited Partnership; Designation of Senior Common Units, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed April 29, 2010

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report.

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation
Date: November 1, 2010	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer