Form 10-K
period 2010-12-31
GLADSTONE COMMERCIAL CORP
filed 2011-03-08
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-33097
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1521 WESTBRANCH DRIVE, SUITE 200
MCLEAN, VIRGINIA 22102
(Address of principal executive office)
(703) 287-5800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of exchange on which registered)

Common Stock, par value $0.001 per share	NASDAQ Global Select Market
7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market
7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
(Do not check if smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2010, based on the closing price on that date of $16.34 on the NASDAQ Global Select Market, was $130,865,524. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been deemed to be affiliates.
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of March 8, 2011 was 9,571,379.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECMBER 31, 2010

Forward-Looking Statements
Our disclosure and analysis in this Annual Report on Form 10-K, or Form 10-K, and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations, or FFO, our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:
•	our business and financing strategy;

•	our ability to implement our business plan;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends;

•	interest and insurance rates;

•	estimates of our future operating expenses, including payments to our Adviser (as defined herein) under the terms of our Advisory Agreement (as defined herein);

•	projected capital expenditures; and

•	use of the proceeds of our New Line of Credit (as defined herein), mortgage notes payable and other future capital resources, if any.
Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:
•	the loss of any of our key employees, such as Mr. David Gladstone, our Chairman and Chief Executive Officer, Mr. Terry Lee Brubaker, our Vice Chairman and Chief Operating Officer, or Mr. George Stelljes III, our President and Chief Investment Officer;

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	the adequacy of our cash reserves and working capital;

•	our failure to successfully integrate and operate acquired properties and operations;

•	defaults upon or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the degree and nature of our competition;

•	availability, terms and deployment of capital, including the ability to maintain and borrow under our New Line of Credit, arrange for long-term mortgages on our properties, secure one or more additional long-term lines of credit and raise equity capital;

•	our ability to identify, hire and retain highly-qualified personnel in the future;

•	changes in our industry or the general economy;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in governmental regulations, tax rates and similar matters; and

•	environmental uncertainties and risks related to natural disasters.
This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption “Item 1A. Risk Factors.” New factors may also emerge from time to time that could materially and adversely affect us.

Item 1.	Business
Overview
Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company,”) is a real estate investment trust, or REIT, that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of our portfolio of real estate we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We currently own a total of 65 properties.
We conduct substantially all of our activities, including the ownership of all of our properties, through Gladstone Commercial Limited Partnership, a Delaware limited partnership, which we refer to as our Operating Partnership. We control our Operating Partnership through our ownership of GCLP Business Trust II, a Massachusetts business trust, which is the general partner of our Operating Partnership, and of

GCLP Business Trust I, a Massachusetts business trust, which currently holds all of the limited partnership units of our Operating Partnership. We expect that our Operating Partnership may issue limited partnership units from time to time in exchange for industrial and commercial real property. Limited partners who hold limited partnership units in our Operating Partnership will be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis at any time.
Our Operating Partnership is also the sole member of Gladstone Commercial Lending, LLC, which we refer to as Gladstone Commercial Lending. Gladstone Commercial Lending is a Delaware limited liability company that was formed to hold all of our real estate mortgage loans.
Our Investment Objectives and Our Strategy
Our principal investment objectives are to generate income from rental properties and, to a much lesser extent, mortgage loans, which we use to fund our continuing operations and to pay out monthly cash distributions to our stockholders. We intend to grow the distribution to stockholders over time, and to increase the value of our common stock. Our primary strategy to achieve our investment objectives is to invest in and own a diversified portfolio of leased industrial and commercial real estate that we believe will produce stable cash flow and increase in value. We expect to sell some of our real estate assets from time to time when our Adviser determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing commercial or industrial real estate, which loans may have some form of equity participation. As of December 21, 2010, we had no investments in mortgage loans.
Our strategy includes the use of leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. We are not limited with respect to the amount of leverage that we may use for the acquisition of any specific property. We intend to use non-recourse mortgage financing that will allow us to limit our loss exposure on any property to the amount of equity invested in such property. However, the market for long-term mortgages has been limited, as the collateralized mortgage-backed securities, or CMBS, market has experienced significant disruption. With the stresses upon the CMBS market, many banks are not lending on industrial and commercial real estate as they are no longer able to sell these loans to the CMBS market and are not willing or able to keep these loans on their balance sheets. In addition, many banks have significantly curtailed their general lending practices, as they are having difficulty valuing the underlying real estate in this market. We are, however, beginning to see banks that are willing to issue medium-term mortgages, between two and five years, on substantially less favorable terms than were previously available. Consequently, we continue to focus on using medium-term mortgages to finance our real estate activities until the market for long-term mortgages returns.
Investment Policies and Policies with Respect to Certain Activities
Types of Investments
Overview
We intend that substantially all of our investments will be generated from the ownership of income-producing real property or, to a much lesser extent, mortgage loans secured by real property. We expect that the vast majority of our investments will be structured as net leases, but if a net lease would have an adverse impact on a potential tenant, or would otherwise be inappropriate for us, we may structure our investment as a mortgage loan. Investments are not restricted to geographical areas, but we expect that most of our investments in real estate will be made within the continental United States. Some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio. Our stockholders are not afforded the opportunity to evaluate the economic merits of our investments or the terms of any dispositions of properties. See “Risk Factors—Our success depends on the performance of our Adviser, and, if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.”
We anticipate that we will make substantially all of our investments through our Operating Partnership and Gladstone Commercial Lending. Our Operating Partnership and Gladstone Commercial Lending may acquire interests in real property or mortgage loans in exchange for the issuance of limited partnership units, for cash or through a combination of both. Units issued by our Operating Partnership generally will be redeemable for cash or, at our election, shares of our common stock on a one-for-one basis. However, we may in the future also conduct some of our business and hold some of our interests in real properties or mortgage loans through one or more wholly-owned subsidiaries that are not owned, directly or indirectly, through our Operating Partnership.
Property Acquisitions and Net Leasing
To date, a majority of our properties have been purchased from owners that have leased their properties to non-affiliated tenants, and while we have engaged in some transactions with tenants who have consummated sale-leaseback transactions, these transactions do not comprise the dominant portion of our portfolio. We expect that some of our sale-leaseback transactions will be in conjunction with acquisitions, recapitalizations or other corporate transactions affecting our tenants. In these transactions, we may act as one of several sources of financing for these transactions by purchasing one or more properties from the tenant and by net leasing it to the tenant or its successor in interest. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors—Highly leveraged tenants or borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.”
In limited circumstances, we have granted tenants an option to purchase the leased property, and we anticipate granting these options to select tenants in the future. In these cases, we generally seek to fix the option purchase price at the greater of our purchase price for the property and the fair market value of the property at the time the option is exercised.
Our portfolio consists primarily of single-tenant commercial and industrial real property; however, we also consider multi-tenant commercial and industrial properties, as well as retail and medical properties. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. In most cases, our leases will be “triple net leases” that require the tenant to pay all the operating costs, costs of maintenance, insurance and real estate taxes on the property. We seek to obtain lease terms of approximately 10 to 15 years with built-in rental increases.
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
To the extent that we invest in mortgage loans, we will generally originate those loans. However, we may also purchase mortgage loans from banks, CMBS pools, or other lenders if such transactions are consistent with our investment objectives. Our Adviser will service the mortgage loans in our portfolio by monitoring the collection of monthly principal and interest payments on our behalf. There were no mortgage loans outstanding as of December 31, 2010.

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions
We consider underwriting of the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the most important aspects of making an investment. Evaluating the creditworthiness of the tenant or borrower and its ability to generate sufficient cash flow to make payments to us pursuant to the lease or the mortgage loan is the most important aspect of our underwriting procedures. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:
•	Credit Evaluation. Our Adviser evaluates each potential tenant for its creditworthiness, considering factors such as management experience, industry position and fundamentals, operating history and capital structure. A prospective tenant that is deemed creditworthy does not necessarily mean that we will consider the tenant’s property to be “investment grade.” Our Adviser seeks tenants that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and financing these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit does improve, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant is normally a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant and case by case basis. Therefore, general standards for creditworthiness cannot be applied.

•	Leases with Increasing Rent. Our Adviser seeks to include a clause in each lease that provides for annual rent escalations over the term of the lease. These increases will generally be fixed; however certain leases are tied to increases in indices such as the consumer price index.

•	Diversification. Our Adviser attempts to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic region. Total rental income consisted of the following tenant industry classifications as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Electronics	$6,165,788	15.0%	$6,164,789	14.9%
Healthcare, Education & Childcare	6,145,415	14.9%	6,145,415	14.8%
Telecommunications	5,447,365	13.3%	5,447,033	13.1%
Diversified/Conglomerate Manufacturing	3,664,686	8.9%	3,664,686	8.8%
Chemicals, Plastics & Rubber	3,130,133	7.6%	3,173,514	7.6%
Machinery	2,332,672	5.7%	2,389,607	5.8%
Containers, Packaging & Glass	2,330,715	5.7%	2,330,246	5.6%
Beverage, Food & Tobacco	2,188,793	5.2%	2,188,755	5.3%
Printing & Publishing	2,187,504	5.3%	2,189,033	5.3%
Buildings and Real Estate	2,075,103	5.0%	2,025,668	4.9%
Oil & Gas	1,282,582	3.1%	1,138,136	2.7%
Personal & Non-Durable Consumer Products	1,228,100	2.9%	1,354,721	3.3%
Automobile	1,166,654	2.8%	1,166,654	2.8%
Personal, Food & Miscellaneous Services	575,006	1.4%	575,006	1.4%
Home & Office Furnishings	529,743	1.3%	529,743	1.3%
Insurance	421,672	1.0%	722,866	1.7%
Diversified/Conglomerate Services	308,105	0.9%	308,105	0.7%

	$41,180,036	100.0%	$41,513,977	100.0%

•	Property Valuation. The business prospects and the financial strength of the tenant are important aspects of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require quarterly unaudited and annual audited financial statements of the tenant in order to continuously monitor the financial performance of the property. We evaluate the financial capability of the tenant and its ability to perform per the terms of the lease. We may also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. We then compute the value of the property based on historical and projected operating results. In addition, each property that we propose to purchase will be appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the tenant’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property, if we resell the property in the future, may be greater or less than its appraised value. We generally limit our property acquisition cost or value to between $3 million and $30 million.

•	Properties Important to Tenant Operations. Our Adviser generally seeks to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better protection in the event a tenant becomes bankrupt, as leases on properties essential or important to the operations of a bankrupt tenant are typically less likely to be rejected in the bankruptcy or otherwise terminated.

•	Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. We generally also seek covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•	Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate parent. We believe that this type of credit enhancement, if obtained, provides us with additional financial security.
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
Our Adviser also physically inspects the real estate and surrounding real estate as part of determining the value of the real estate. All of our Adviser’s due diligence is aimed at arriving at a valuation of the real estate under the assumption that it was not rented to the tenant that we are considering. As part of this process, our Adviser may consider one or more of the following items:
•	The comparable value of similar real estate in the same general area of the prospective property. In this regard, comparable property is difficult to define because each piece of real estate has its own distinct characteristics. But to the extent possible, comparable property in the area that has sold or is for sale will be used to determine if the price to be paid for the property is reasonable. The question of comparable properties’ sale prices is particularly relevant if a property might be sold by us at a later date.

•	The comparable real estate rental rates for similar properties in the same area of the prospective property.

•	Alternative property uses that may offer higher value.

•	The cost of replacing the property if it were to be sold.

•	The assessed value as determined by the local real estate taxing authority.
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
In the event that we make or invest in a mortgage loan, we will generally require a mortgagee’s title insurance policy or commitment as to the lien priority of a mortgage or the condition of title in connection with each mortgage loan. We also may obtain an independent appraisal for underlying real property, that our Adviser may consider when determining whether or not to make or invest in a particular mortgage loan. In making mortgage loans that, when combined with existing loans that are on a parity with or senior to our mortgage loan, exceed 85% of the appraised value of any underlying real property, our Adviser considers additional underwriting criteria such as the net worth of the borrower, the borrower’s credit rating, if any, the anticipated cash flow of the borrower, any additional collateral or other credit enhancements provided by the borrower or its affiliates and other factors our Adviser deems appropriate. Where we think it is appropriate, we may make mortgage loans that are subordinated to a first mortgage on a property. For example, if the property is subject to an economic development loan as a first mortgage at a particularly low interest rate, we may make a second mortgage loan on the property. However, we will not make a second mortgage loan on any property that we would not consider owning, subject to the existing senior financing, and leasing to the tenant.
From time to time, we may purchase mortgage loans, including loans being sold at a discount, from banks and other financial institutions if the subject property otherwise satisfies our underwriting criteria.
Other Investments
Under IRS REIT rules, we may invest up to an aggregate of 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” “Equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other equity interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant, and we will not acquire equity interests in any entity other than in connection with a lease or mortgage loan transaction. We anticipate that equity interests will not exceed 5% of our net equity in the aggregate, and we will not make any such investment in equity interests if such investment would adversely affect our qualification as a REIT for tax purposes. To the extent that we hold equity interests in tenants or borrowers, we anticipate that they will generally be “restricted securities” as defined in Rule 144 under the Securities Act. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held any such securities for one year. The issuer of equity interests, in which we invest, may never register these interests under the federal securities laws, since any decision of an issuer to register its securities may depend on any number of factors, including the success of its operations.
We will generally invest in unimproved or non-income-producing property only when our Adviser believes that such property will appreciate in value or will increase the value of an adjoining or neighboring property that we own.
We might use taxable REIT subsidiaries to acquire or hold property, including equity interests that may not be deemed to be REIT-qualified assets. Taxable REIT subsidiaries are taxed as ordinary corporations and any taxes paid by such entity will reduce cash available to us for payment of distributions to our stockholders.
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
Use of Leverage
Non-recourse Financing
Our strategy is to use long-term mortgage borrowings as a financing mechanism in amounts that we believe will maximize the return to our stockholders. As discussed above in “Our Investment Objectives and Our Strategy,” long-term mortgages are currently unavailable to us, and we will focus on medium-term mortgages until the market returns. Currently, all of our long-term mortgage borrowings are structured as non-recourse to us, and we intend to structure any medium-term mortgages in the same manner, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for satisfaction of the debt. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and there may be circumstances where lenders have recourse to our other assets. There is no limitation on the amount we may borrow against any single investment property.
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
Recourse Financing
Borrowings under our $50.0 million line of credit, which is secured by those properties pledged to the borrowing base under the line of credit are considered recourse financing, which means that our lenders have a claim against our assets. We intend to use our existing line of credit as a warehouse line of credit whereby we borrow on a short-term basis until long-term financing can be arranged.
Other Investment Policies
Working Capital Reserves
We may establish a working capital reserve, which we would anticipate to be sufficient to satisfy our liquidity requirements. Our liquidity could be adversely affected by unanticipated costs, greater-than-anticipated operating expenses or cash shortfalls in funding our distributions to stockholders. To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be produced from cash generated from operations or through short-term borrowings. In addition, subject to limitations described in this Form 10-K, we may incur indebtedness in connection with:
•	the acquisition of any property;

•	the refinancing of the debt upon any property; or

•	the leveraging of any previously unleveraged property.

For additional information regarding our borrowing strategy, see “Investment Policies and Policies with Respect to Certain Activities—Use of Leverage.”
Holding Period for and Sale of Investments; Reinvestment of Sale Proceeds
We intend to hold each property we acquire for an extended period. However, circumstances might arise which could result in the early sale of some properties if, in the judgment of our Adviser, the sale of the property is in the best interests of us and our stockholders.
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
Under our current conflict of interest policy, without the approval of a majority of our disinterested directors, we will not:
•	acquire from or sell to any of our officers, directors or our Adviser’s employees, or any entity in which any of our officers, directors or employees has an interest of more than 5%, any assets or other property;

•	borrow from any of our directors, officers or employees, or any entity, in which any of our officers, directors or employees has an interest of more than 5% or;

•	engage in any other transaction with any of our directors, officers or employees, or any entity in which any of our directors, officers or employees has an interest of more than 5% (except that our Adviser may lease office space in a building that we own, provided that the rental rate under the lease is determined by our independent directors to be at a fair market rate).
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

Future Revisions in Policies and Strategies
Our independent directors periodically review our investment policies to evaluate whether they are in the best interests of us and our stockholders. Our investment procedures, objectives and policies may vary as new investment techniques are developed or as regulatory requirements change, and except as otherwise provided in our charter or bylaws, may be altered by a majority of our directors (including a majority of our independent directors) without the approval of our stockholders, to the extent that our board of directors determines that such modification is in the best interest of our stockholders. Among other factors, developments in the market which affect the policies and strategies described in this report or which change our assessment of the market may cause our board of directors to revise our investment policies and strategies.
Our Adviser and Administrator
Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We have entered into the Advisory Agreement (as defined below) with our Adviser under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our board of directors from time to time. Our Administrator employs our chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs.
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
Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in New York, Connecticut, Illinois, Texas and Georgia.
Investment Advisory and Administration Agreements
Many of the services performed by our Adviser and Administrator in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions which our Adviser and Administrator perform for us pursuant to the terms of the Advisory and Administration Agreements (as defined below), respectively, but it is not intended to include all of the services which may be provided to us by third parties.

Investment Advisory Agreement
We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement.
Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest on short-term debt and mortgages, tax preparation, directors and officers insurance, stock transfer services, stockholder-related fees, consulting and related fees. All of these charges are incurred directly by us rather than by our Adviser for our benefit. Accordingly, we did not make any reimbursements to our Adviser for these amounts.
In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which may include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). In the event that any of these expenses are incurred on our behalf by our Adviser, we are required to reimburse our Adviser on a dollar-for-dollar basis for all such amounts. During the years ended December 31, 2010, 2009 and 2008, none of these expenses were incurred by our Adviser or by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties we acquire, the aggregate amount of mortgage loans we make, and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
Management Services and Fees under the Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on funds from operations, or FFO. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs. Furthermore, there are no fees charged when our Adviser secures long or short term credit or arranges mortgage loans on our properties; however, our Adviser may earn fee income from our borrowers or tenants or other sources. This fee income earned by our Adviser, or a portion thereof, may, at the sole discretion of the Board of Directors, be credited against our base management fee as a rebate to the base management fee.
For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock and senior common stock, but FFO does not include any unrealized capital gains or losses. The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeds 1.75%, or the hurdle rate, of total stockholders’ equity, less the recorded value of any preferred stock. We pay our Adviser an incentive fee with respect to our pre-incentive fee FFO in each calendar quarter as follows:
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

Quarterly Incentive Fee Based on FFO
Pre-incentive fee FFO
(expressed as a percentage of total common stockholders’ equity)
Percentage of pre-incentive fee FFO allocated to incentive fee
The incentive fee may be reduced because of our line of credit covenant which limits distributions to our stockholders to 95% of FFO less those acquisition-related costs that are required to be expensed under Accounting Standards Codification, or ASC, 805, Business Combinations.
Administration Agreement
Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent, and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.
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
Employees
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that 15-20 full time employees of our Adviser or our Administrator will spend substantial time on our matters during calendar year 2011. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.
As of December 31, 2010, our Adviser and our Administrator collectively had 51 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
10	Executive Management

33	Investment Management, Portfolio Management and Due Diligence

8	Administration, Accounting, Compliance, Human Resources, Legal and Treasury
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
Environmental Matters
As a current and prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our properties. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the costs of any required investigation or cleanup of these substances can be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage, or adversely affect our ability to sell, lease or develop the real property or to borrow using the real property as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. — Risk Factors” below.
Available Information
We file annual, periodic, current and other reports and information with the SEC. All filings made by us with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website address is http://www.sec.gov.
Additionally, a copy of this Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information and any amendments to the aforementioned filings, are available on our website, www.GladstoneCommercial.com, free of charge as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. The filings can be found in the SEC filings section of our website. Our website also contains our Code of Ethics and Business Conduct and the charters of the committees of the Board of Directors. These items can be found in the Corporate Governance section of our website. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document. All of the aforementioned materials may also be obtained free of charge by contacting Investor Relations, Gladstone Commercial Corporation, 1521 Westbranch Drive, Suite 200, McLean, Virginia 22102, or by calling our investor relations line at (703) 287-5893.

Item 1A. Risk Factors
An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.
Risk related to the economy
The current state of the economy and the capital markets increases the possibility of adverse effects on our financial position, results of operations and the market price of our securities.
The United States is recovering from the recession that it entered into during late 2007, though it continues to experience some disruptions in its financial and capital markets. As a result, conditions within the U.S. capital markets generally, and the U.S. real estate capital markets particularly, continue to experience dislocation and stress. We believe that it will be a few more years before the United States fully recovers from the recession. As a result, the continued challenging economic conditions could still materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease.
The recession generally, and the disruptions in the capital markets in particular, have decreased liquidity and increased our cost of equity capital which impacted our ability to raise capital during 2010 and in turn reduced our ability to make new investments. As a result we only acquired one property during 2010, however, we were able to raise equity capital in February 2011, and believe that our liquidity position is improving. The longer these conditions persist, the greater the probability that these factors will have an adverse effect on our liquidity, financial condition, results of operations, ability to pay distributions to stockholders and the market price of our securities.
Risks related to our financing
Our line of credit contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.
The agreement governing our line of credit requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 95% of our FFO, and continued compliance with this covenant may require us to limit our distributions to stockholders. As of December 31, 2010, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. In addition, we have $48.0 million of mortgage debt maturing in October 2013. Under the terms of the line of credit, we must refinance, extend or have enough cash on hand, including availability under our line of credit, as of April 2013 or we would be considered in default. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the line of credit and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.
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
Our ability to achieve our investment objectives will be affected by our ability to borrow money in sufficient amounts and on favorable terms. We expect that we will borrow money that will be secured by our properties and that these financing arrangements will contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Accordingly, we may be unable to obtain the degree of leverage we believe to be optimal, which may cause us to have less cash for distribution to stockholders than we would have with an optimal amount of leverage. Our use of leverage could also make us more vulnerable to a downturn in our business or the economy, as it may become difficult to meet our debt service obligations if our cash flows are reduced due to tenant defaults. There is also a risk that a significant increase in the ratio of our indebtedness to the measures of asset value used by financial analysts may have an adverse effect on the market price of our securities.
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
We intend to acquire additional properties by using our line of credit and by continuing to seek long-term financing, where we will borrow all or a portion of the purchase price of a potential acquisition and securing the loan with a mortgage on some or all of our existing real property. However, the market for long-term mortgages has been limited, as the collateralized mortgage-backed securities, or CMBS, market has experienced significant disruption. We are, however, beginning to see banks that are willing to issue medium-term mortgages, between two and five years, on substantially less favorable terms than were previously available. Consequently, we continue to focus on using medium-term mortgages to finance our real estate activities until the market for long-term mortgages returns. To date we have obtained approximately $260 million in long-term financing, which we have used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.
A change in the value of our assets could cause us to experience a cash shortfall, be in default of our loan covenants, lose management control or incur a charge for the impairment of assets.
We borrow on a secured basis under the New Line of Credit. A significant reduction in value of the assets secured as collateral could require us to post additional assets or pay down the balance of the New Line of Credit. Although we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to the New Line of Credit, this inability would have a material adverse affect on our liquidity and our ability to meet our loan covenants. We may determine that the value of an individual asset, or group of assets, was irrevocably impaired, and that we may need to record a charge to write-down the value of the asset to reflect its current estimated value based upon its intended use.
Interest rate changes may adversely affect our results of operations.
We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our existing line of credit is variable. Although we seek to mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of the holding of our cash and cash equivalents in short-term, interest-bearing investments. We have not entered into any derivative contracts to attempt to further manage our exposure to interest rate fluctuations. A significant change in interest rates could have an adverse impact on our results of operations.
Risks related to the real estate industry
We are subject to certain risks associated with real estate ownership and lending which could reduce the value of our investments.
Our investments include net leased industrial and commercial property and mortgage loans secured by industrial and commercial real estate. Our performance, and the value of our investments, is subject to risks inherent to the ownership and operation of these types of properties, including:
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
Illiquidity of real estate investments may make it difficult for us to sell properties in response to market conditions and could harm our financial condition and ability to make distributions.
To the extent the properties are not subject to triple-net leases, some significant expenditures such as real estate taxes and maintenance costs are generally not reduced when circumstances cause a reduction in income from the investment. Should these events occur, our income and funds available for distribution could be adversely affected. In addition, as a REIT, we may be subject to a 100% tax on net income derived from the sale of property considered to be held primarily for sale to customers in the ordinary course of our business. We may seek to avoid this tax by complying with certain safe harbor rules that generally limit the number of properties we may sell in a given year, the aggregate expenditures made on such properties prior to their disposition, and how long we retain such properties before disposing of them. However, we can provide no assurance that we will always be able to comply with these safe harbors. If compliance is possible, the safe harbor rules may restrict our ability to sell assets in the future and achieve liquidity that may be necessary to fund distributions.
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
As of December 31, 2010, we owned 65 properties and had 50 tenants in these properties, and our 5 largest tenants accounted for approximately 24.2% of our total rental income. A consequence of a limited number of tenants is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of tenants. We do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. As of December 31, 2010, 15.0% of our total rental income was earned from tenants in the electronic industry, 14.9% of our total rental income was earned from tenants in the healthcare, education and childcare industries, and 13.3% of our total rental income was earned from tenants in the telecommunications industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.
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
We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and our ability to make distributions to our stockholders.
If we cannot renew leases, we may be unable to re-lease our properties at rates equal to or above the current rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Market conditions may also hinder our ability to lease vacant space in newly developed or redeveloped properties. In addition, we may enter into or acquire leases for properties that are specially suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. Any of these factors could adversely impact our financial condition, results of operations, cash flow, our ability to pay distributions to our stockholders.
Liability for uninsured losses could adversely affect our financial condition.
Losses from disaster-type occurrences (such as wars or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flow from one or more properties.
We could incur significant costs related to government regulation and private litigation over environmental matters.
Under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property, and an entity that arranges for the disposal or treatment of a hazardous or toxic substance or petroleum at another property may be held jointly and severally liable for the cost to investigate and clean up such property or other affected property. Such parties are known as potentially responsible parties, or PRPs. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the costs of any required investigation or cleanup of these substances can be substantial. PRPs are liable to the government as well as to other PRPs who may have claims for contribution. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage, or adversely affect our ability to sell, lease or develop the real property or to borrow using the real property as collateral.
Environmental laws also impose ongoing compliance requirements on owners and operators of real property. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials, storage tanks, storm water and wastewater discharges, lead-based paint, wetlands and hazardous wastes. Failure to comply with these laws could result in fines and penalties and/or expose us to third-party liability. Some of our properties may have conditions that are subject to these requirements, and we could be liable for such fines or penalties and/or liable to third parties for those conditions.
We could be exposed to liability and remedial costs related to environmental matters.
Certain of our properties may contain, or may have contained, asbestos-containing building materials, or ACBMs. Environmental laws require that ACBMs be properly managed and maintained and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, certain of our properties may contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Certain of our properties may contain, or may have contained, elevated radon levels. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers. Also, certain of our properties may contain regulated wetlands that can delay or impede development or require costs to be incurred to mitigate the impact of any disturbance. Absent appropriate permits, we can be held responsible for restoring wetlands and be required to pay fines and penalties.
Certain of our properties may contain, or may have contained, microbial matter such as mold and mildew. The presence of microbial matter could adversely affect our results of operations. In addition, if any of our property is not properly connected to a water or sewer system, or if the integrity of such systems are breached, or if water intrusion into our buildings otherwise occurs, microbial matter or other contamination can develop. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. If this were to occur, we could incur significant remedial costs and we may also be subject to material private damage claims and awards. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. If we become subject to claims in this regard, it could materially and adversely affect us and our future insurability for such matters.
Independent environmental consultants conduct Phase I environmental site assessments on all of our acquisitions. Phase I environmental site assessments are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and certain publicly available databases. These assessments do not typically take into account all environmental issues including, but not limited to, testing of soil or groundwater or the possible presence of asbestos, lead-based paint, radon, wetlands or mold. The results of these assessments are addressed and could result in either a cancellation of the purchase, the requirement of the seller to remediate issues, or additional costs on our part to remediate the issue.
None of the previous site assessments revealed any past or present environmental liability that we believe would be material to us. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the assessments were conducted or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions or that such costs or other remedial measures will not be material to us.
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
Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our advisory agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including, but not limited to, Gladstone Capital Corporation, Gladstone Investment Corporation and Gladstone Land Corporation, an entity affiliated with our chairman David Gladstone. Moreover, with the exception of our chief financial officer, all of our officers and directors are also officers and directors of Gladstone Capital Corporation and Gladstone Investment Corporation, which actively make loans to and invest in small and medium-sized companies. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and with Gladstone Capital and Gladstone Investment, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Investment, Gladstone Land and their affiliates in other activities that may conflict with our business.
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
The Advisory Agreement contemplates a quarterly incentive fee based on our funds from operations. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is an unconditional and irrevocable waiver. For the years ended December 31, 2010, 2009 and 2008, an unconditional and irrevocable voluntary waiver was issued by our Adviser for approximately $0.2 million, $0.7 million and $2.2 million, respectively. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.
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
Risks Related to Qualification and Operation as a REIT
If we fail to qualify as a REIT, our operations and dividends to stockholders would be adversely impacted.
We intend to continue to be organized and to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws, possibly with retroactive effect, with respect to qualification as a REIT or the federal income tax consequences of such qualification.
If we were to fail to qualify as a REIT in any taxable year:
•	we would not be allowed to deduct our distributions to stockholders when computing our taxable income;

•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxes as a REIT for the four taxable years following the year during which qualification was lost unless entitled to relief under certain statutory provisions;

•	our cash available for dividends to stockholders would be reduced; and

•	we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations that we may incur as a result of our disqualification.
We may need to incur additional borrowings to meet the REIT minimum distribution requirement and to avoid excise tax.
In order to maintain our qualification as a REIT, we are required to distribute to our stockholders at least 90% of our annual real estate investment trust taxable income (excluding any net capital gain and before application of the dividends paid deduction). To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our net capital gain for that year and (iii) 100% of our undistributed taxable income from prior years. Although we intend to pay dividends to our stockholders in a manner that allows us to meet the 90% distribution requirement and avoid this 4% excise tax, we cannot assure you that we will always be able to do so.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our gross income, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.
In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries (each, a “TRS”) and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by the securities of one or more TRSs.
We also must ensure that (i) at least 75% of our gross income for each taxable year consists of certain types of income that we derive, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income and (ii) at least 95% of our gross income for each taxable year consists of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities, or any combination of these.
In addition, we may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. If we fail to comply with these requirements at the end of any calendar quarter, we must qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments, and may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the asset and gross income requirements for qualifying as a REIT. These actions could have the effect of reducing our income and the amounts available for distribution to our stockholders. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% (currently through the end of 2012). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction that we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the gross income requirements. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through TRSs. This could increase the cost of our hedging activities because any TRS that we may form would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses incurred by a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income earned by the TRS.
To the extent that our distributions represent a return of capital for tax purposes, you could recognize an increased capital gain upon a subsequent sale of your stock.
Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a U.S. stockholder to the extent such distributions do not exceed the stockholder’s adjusted tax basis in its shares of our stock but instead will constitute a return of capital and will reduce the stockholder’s adjusted tax basis in its shares of our stock. If distributions by us result in a reduction of a stockholder’s adjusted basis in its shares of our stock, subsequent sales by such stockholder of its shares of our stock potentially will result in recognition of an increased capital gain or reduced capital loss due to the reduction in such stockholder’s adjusted basis in its shares of our stock.
Other risks
If we invest in mortgage loans, such investments may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans and our results of operations.
If we invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans as well as interest rate risks. To the extent we incur delays in liquidating such defaulted mortgage loans, we may not be able to obtain sufficient proceeds to repay all amounts due to us under the mortgage loans.

Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans.
Recent accounting pronouncements may impact our results of operations.
Beginning January 1, 2009, Accounting Standards Codification, or ASC, 805, “Business Combinations,” significantly changed the accounting for acquisitions involving business combinations, including our acquisition of properties with existing leases in place, as it requires that the assets and liabilities of all business combinations be recorded at fair value, with limited exceptions. ASC 805 requires that all expenses related to an acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition as had been required by the previous accounting. ASC 805 was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We anticipate that approximately 1% of the total acquisition price will be expensed as part of the acquisition; however, this amount could differ significantly. Because we only acquired one property during 2010, this pronouncement did not have a significant impact on our operations during 2010. We expect, however, that the expensing of acquisition costs will lower our earnings during 2011 and any future years in which we acquire significant amounts of new properties.
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
The market price of our common and preferred stock may be highly volatile and subject to wide fluctuations, and the trading volume in our common and preferred stock may fluctuate and cause significant price variations to occur. Due to market volatility, our common stock significantly fluctuated during 2010. We cannot assure investors that the market price of our common and preferred stock will not fluctuate or decline further in the future. Some market conditions that could negatively affect our share price or result in fluctuations in the price or trading volume of our securities include:
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
Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.
The Americans with Disabilities Act, or ADA, and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses that may be material to our financial condition or results of operations to comply with ADA and other federal, state and local laws, or in connection with lawsuits brought by private litigants.
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
If our Operating Partnership fails to maintain its status as a disregarded entity or partnership for federal income tax purposes, its income may be subject to taxation.
As we hold all of the ownership interests in our Operating Partnership, it is currently disregarded for income tax purposes. We intend that it will qualify as a partnership for income tax purposes upon the admission of additional partners; however, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This could also result in our losing REIT status and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a disregarded entity or a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a re-characterization of an underlying property owner could also threaten our ability to maintain REIT status.
Joint venture investments could be adversely affected by our lack of sole decision making authority, our reliance on co-venturers’ financial condition and disputes between our co-venturers and us.
We may invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we will not have sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers may become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our preferences, policies or objectives. Such investments also will have the potential risk of our reaching impasses with our partners or co-venturers on key decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our management team from focusing its time and effort exclusively on our business. In addition, we may in some circumstances be liable for the actions of our third-party partners or co-venturers.
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be advisable and in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter (i) eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and that is material to the cause of action and (ii) requires us to indemnify directors and officers for liability resulting from actions taken by them in those capacitates to the maximum extent permitted by Maryland law. As a result, our stockholders and we may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.
Any weaknesses identified in our system of internal controls by us and our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on management’s evaluation of those controls. In future periods, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table provides certain summary information about our 65 properties as of December 31, 2010.

						Total Rental
					Total Rental Income for	Income per	Year of
	Year Built/		Rentable		the Year Ended	Occupied Square	Lease
Property	Improvements	Date of Purchase	Square Feet	Occupancy	December 31, 2010 (4)	Foot	Expiration
208 South Rogers Lane (Raleigh NC)	1997	12/23/2003	58,926	100%	$624,118	$10.59	2015

3874 Highland Park NW (Canton, OH)	1994	1/30/2004	54,018	100%	$337,625	$6.25	2014

260 Springside Drive (Akron, OH)	1968/1999	4/29/2004	83,891	100%	$1,026,692	$12.24	2015	(1)

5815 Westpark Drive (Charlotte, NC)	1984/1995	6/30/2004	64,500	100%	$1,006,553	$15.61	2019

171 Great Oak Drive (Canton, NC)	1998	7/6/2004	228,000	100%	$600,145	$2.63	2024

Rt. 219, Tax Parcel No. 33-251-0246, (Snyder Township, PA)	1991	8/5/2004	290,000	100%	$930,522	$3.21	2014

9698 Old US Hwy. 52 (Lexington, NC)	1986	8/5/2004	154,000	100%	$424,964	$2.76	2014

9100 Highway 290 East (Austin, TX)	2001	9/16/2004	51,933	100%	$751,333	$14.47	2015

13 Industrial Park Drive (Mt. Pocono, PA)	1995-1999	10/15/2004	223,275	100%	$637,025	$2.85	2021

6550 First Park Ten Boulevard (San Antonio, TX)	1999	2/10/2005	60,245	100%	$769,793	$12.78	2014

4630 Journal Street (Columbus, OH)	1995	2/10/2005	39,000	100%	$308,105	$7.90	2015

199 Sing Sing Road (Big Flats, NY)	2001	4/15/2005	120,000	100%	$644,252	$5.37	2013

2525 North Woodlawn Avenue (Wichita, KS)	2000	5/18/2005	69,287	100%	$1,109,217	$16.01	2012

725 & 737 Great Southwest Pkwy (Arlington, TX)	1966	5/26/2005	64,000	100%	$580,635	$9.07	2013

4032 Linden Avenue (Dayton, OH)	1956	6/30/2005	59,894	100%	$268,042	$4.48	2018

81 Corbett Way (Eatontown, NJ)	1991	7/7/2005	30,268	100%	$537,321	$17.75	2024

17 & 20 Veronica Avenue (Franklin Township, NJ)	1978	7/11/2005	183,000	100%	$975,229	$5.33	2020

150 Ridgeview Center Drive (Duncan, SC)	1984/2001/2007	7/14/2005	222,670	100%	$1,539,286	$6.91	2020

170 Ridgeview Center Drive (Duncan, SC)	1984/2001/2007	7/14/2005	55,350	100%	$382,627	$6.91	2020

5656 Campus Parkway (Hazelwood, MO)	1977	8/5/2005	51,155	100%	$289,928	$5.67	2012

914 Wohlert Street (Angola, IN)	1982	9/2/2005	52,080	100%	$125,202	$2.40	2020

800 Growth Parkway (Angola, IN)	1998	9/2/2005	50,000	100%	$125,202	$2.50	2020

802 East 11th Street (Rock Falls, IL)	1988	9/2/2005	52,000	100%	$125,202	$2.41	2020

2 Opportunity Way (Newburyport, MA)	1994	10/17/2005	86,308	100%	$891,492	$10.33	2015

255 Spring Street (Clintonville, WI)	1992	10/31/2005	291,142	100%	$575,006	$1.98	2020

5700 Lee Road (Maple Heights, OH)	1974	12/21/2005	347,218	100%	$1,282,582	$3.69	2015

7545 Midlothian Turnpike (Richmond, VA)	1972	12/30/2005	42,213	0%	$421,672	$9.99	2010

3930 Sunforest Court (Toledo, OH)	1979	12/30/2005	23,368	100%	$327,152	$14.00	2020

						Total Rental
					Total Rental Income for	Income per	Year of
	Year Built/		Rentable		the Year Ended	Occupied Square	Lease
Property	Improvements	Date of Purchase	Square Feet	Occupancy	December 31, 2010 (4)	Foot	Expiration
75 Canal Street (South Hadley, MA)	1978	2/15/2006	150,000	0%	$179,837	$1.20	2010

2101 Fox Drive (Champaign, IL)	1996	2/21/2006	20,400	100%	$295,220	$14.47	2013

2109 Fox Drive (Champaign, IL)	1996	2/21/2006	40,000	100%	$578,863	$14.47	2013

2215 Fox Drive (Champaign, IL)	1996	2/21/2006	25,000	100%	$361,790	$14.47	2013

2301 Fox Drive (Champaign, IL)	1996	2/21/2006	22,862	100%	$330,849	$14.47	2013

2470 Highcrest Road (Roseville, MN)	1964	2/21/2006	359,540	100%	$3,030,458	$8.43	2012

12000 Portland Avenue South (Burnsville, MN)	1984	5/10/2006	114,100	100%	$1,234,662	$10.82	2015

14701 Anthony Avenue (Menomonee Falls, WI)	1986/2000	6/30/2006	125,692	100%	$775,274	$6.17	2016

1025 Birdsong Drive (Baytown, TX)	1997	7/11/2006	12,000	100%	$254,121	$21.18	2013

42400 Merrill Road (Sterling Heights, MI)	1979/1989	9/22/2006	532,869	100%	$1,166,654	$2.19	2016

2150, 2200 Pinson Valley Parkway (Birmingham, AL)	1961/1980	9/29/2006	63,514	100%	$271,173	$4.27	2016

2325 West Fairview Avenue (Montgomery, AL)	1962/1989	9/29/2006	29,472	100%	$125,830	$4.27	2016

5221 N Highway 763 (Columbia, MO)	1978	9/29/2006	16,275	100%	$69,486	$4.27	2016

4690 Parkway Drive (Mason, OH)	2002	1/5/2007	60,000	100%	$681,270	$11.35	2013

201 South Rogers Lane (Raleigh, NC)	1994	2/16/2007	115,500	100%	$717,203	$6.21	2015

1110 West Tenkiller (Tulsa, OK)	2004	3/1/2007	238,310	100%	$1,565,794	$6.57	2019	(3)

3725 East 10th Court (Hialeah, FL)	1956/1992	3/9/2007	132,337	100%	$995,048	$7.52	2022

554 Clark Road (Tewksbury, MA)	1985/1989	5/17/2007	102,200	100%	$922,926	$9.03	2017

5324 Natorp Boulevard (Mason, OH)	2007	7/1/2007	21,264	100%	$583,131	$27.42	2027

7282 Willam Barry Boulevard (Cicero, NY)	2005	9/6/2007	71,880	100%	$529,743	$7.37	2020

1515 Arboretum Drive SE (Grand Rapids, MI)	2001	9/28/2007	63,235	100%	$1,068,550	$16.90	2025

4 Territorial Court (Bollingbrook, IL)	2002	9/28/2007	55,869	100%	$619,296	$11.08	2014

2349 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	16,740	100%	$404,159	$24.14	2026

2341 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	4,372	100%	$105,555	$24.14	2026

2339 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	5,488	100%	$132,498	$24.14	2026

311 Phillip Boulevard (Lawrenceville, GA)	2005	12/13/2007	12,412	100%	$349,871	$28.19	2026

2096 McGee Road (Snellville, GA)	1986	12/13/2007	3,800	100%	$90,815	$23.90	2026

						Total Rental
					Total Rental Income for	Income per	Year of
	Year Built/		Rentable		the Year Ended	Occupied Square	Lease
Property	Improvements	Date of Purchase	Square Feet	Occupancy	December 31, 2010 (4)	Foot	Expiration
7174 Wheat Street (Covington, GA)	2000	12/13/2007	5,000	100%	$119,493	$23.90	2026

1055 Haw Creek Parkway (Cumming, GA)	2004	12/13/2007	13,919	100%	$380,410	$27.33	2026

1293 Wellbrook Circle (Conyers, GA)	1994	12/13/2007	6,400	100%	$152,951	$23.90	2026

425 Gateway Drive (Reading, PA)	2007	1/29/2008	42,900	100%	$716,666	$16.71	2028

6499 University Avenue NE (Fridley, MN)	1985/2006	2/26/2008	74,160	100%	$890,432	$12.01	2013(3)

7528 Auburn Road (Concord Township, OH)	1957/2008	3/31/2008	273,300	100%	$1,724,133	$6.31	2028

10021 Rodney Street (Pineville, NC)	1985	4/30/2008	74,950	100%	$431,424	$5.76	2028

28305 State Route 7 (Marietta, OH)	1992/2007	8/29/2008	223,458	100%	$896,743	$4.01	2028

400 Highpoint Drive (Chalfont, PA)	1987	8/29/2008	67,200	100%	$757,571	$11.27	2016

1520 Albany Place SE (Orange City, Iowa)	1990	12/15/2010	487,121	100%	$53,215	$2.37 (2)	2026

Totals			6,791,280		$41,180,036

(1)	Two tenants occupy this building, each with separate leases ending in the same year.

(2)	Rental income per occupied square foot is annualized, as if the building were held for all of 2010.

(3)	Property subject to a ground lease.

(4)	Total rental income included in this table is straight-line rental income calculated in accordance with US GAAP.
The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2010:

			Rental Revenue for
Year of Lease		Number of	the Year Ended	% of Annualized
Expiration	Square Feet	Leases (1)	December 31, 2010	Base Rent
2010	192,213	2	$601,509	1.5%
2011	—	0	—	0.0%
2012	479,982	3	4,429,603	10.8%
2013	438,422	6	4,617,432	11.2%
2014	614,132	5	3,082,200	7.5%
2015	896,876	8	6,836,187	16.6%
2016	835,022	4	3,165,988	7.7%
2017	102,200	1	922,926	2.2%
2018	59,894	1	268,042	0.7%
2019+	3,172,539	22	17,256,149	41.8%

Total	6,791,280	52	$41,180,036	100%

(1)	Two leases expired during the third quarter of 2010, and neither of these properties have yet to be re-leased.
The following table summarizes the geographic locations of our properties for leases in place as of December 31, 2010:

			Rental Revenue for
		Number of	the Year Ended	% of Annualized
State	Square Feet	Leases(1)	December 31, 2010	Base Rent
Ohio	1,185,411	11	7,435,475	18.1%
Minnesota	547,800	3	5,155,552	12.5%
North Carolina	695,876	6	3,804,407	9.2%
Pennsylvania	623,375	4	3,041,784	7.4%
Texas	188,178	4	2,355,882	5.7%
Michigan	596,104	2	2,235,204	5.4%
Illinois	164,131	2	2,186,018	5.3%
Massachusetts	338,508	3	1,994,255	4.8%
All Other States	2,451,897	17	12,971,459	31.6%

Total	6,791,280	52	$41,180,036	100%

(1)	Two leases expired during the third quarter of 2010, and neither of these properties have yet to be re-leased.

Item 3.	Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “GOOD.” The following table reflects the range of the high and low sale prices of our common stock on the Nasdaq Global Select Market and the distributions per share for the years ended December 31, 2010 and 2009. Distributions to stockholders are declared quarterly and paid monthly. Amounts presented represent the cumulative amount of the distributions declared for the months composing such quarter.

	Market price per share
			Distributions
Quarter Ended	High	Low	Declared Per Share
3/31/2009	$10.20	$5.36	$0.375
6/30/2009	16.21	8.20	0.375
9/30/2009	14.50	11.26	0.375
12/31/2009	14.19	11.85	0.375
3/31/2010	14.87	13.05	0.375
6/30/2010	17.79	14.36	0.375
9/30/2010	17.30	15.61	0.375
12/31/2010	19.50	17.00	0.375
Since inception, we have never reduced our per-share distributions nor have we missed payment of a scheduled distribution to our stockholders. Our Board of Directors regularly evaluates our per share distribution payments as they monitor the capital markets and the impact that the economy has upon us. The decision as to whether to authorize and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole and absolute discretion of our Board of Directors in light of conditions then existing, including our earnings, FFO, financial condition, liquidity, capital requirements, debt maturities, the availability of capital, contractual prohibitions or other restrictions, applicable REIT and legal restrictions and general overall economic conditions and other factors. While the statements above concerning our distribution policy represent our current expectations, any actual distribution payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual number of shares then outstanding, and any distribution payable may vary from such expected amounts.
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
For federal income tax purposes, our distributions generally consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder’s basis in its shares of stock and will not be taxable to the extent of the stockholder’s basis in its shares of our stock. To the extent a distribution exceeds the stockholder’s share of both our current and accumulated earnings and profits and the stockholder’s basis in its shares of our stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares of our stock. Every year, we notify stockholders of the taxability of distributions paid to stockholders during the preceding year.

As of February 7, 2011, there were approximately 7,921 beneficial owners of our common stock.
On November 19, 2009, the Company entered into a dealer manager agreement, as amended and restated on December 22, 2009, or the Dealer Manager Agreement, with Halcyon Capital Markets, LLC, or Halcyon, pursuant to which Halcyon agreed to act as the Company’s dealer manager in connection with the Company’s continuous private offering of up to 3,333,333 shares of its then newly-designated unregistered senior common stock, par value $0.001 per share, at a price of $15.00 per share to investors and a selling commission of $1.6125 per share. On October 19, 2010, the Company terminated the private offering of unregistered senior common stock, including the related dividend reinvestment plan for such senior common stock. The Company issued 59,057 shares of unregistered senior common stock pursuant to the private offering and related dividend reinvestment plan. These issuances were exempt from registration pursuant to the Securities Act and to Rule 506 thereunder, among other exemptions, on the basis that the securities were sold in a private offering not involving general solicitation and that the purchasers of the securities were “accredited investors.” Net proceeds from these sales, after selling commissions and dealer manager fees, were approximately $787,000.

Item 6.	Selected Financial Data
The following selected financial data for the fiscal years ended December 31, 2010, 2009, 2008, 2007 and 2006 is derived from our audited consolidated financial statements. Certain amounts from prior years’ financial statements have been reclassified to discontinued operations and these reclassifications had no effect on previously reported net income or stockholders’ equity. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	For the year ended December 31,
	2010	2009	2008	2007	2006
Operating Data:
Total operating revenue	$41,928,070	$42,608,937	$40,807,497	$32,690,038	$25,842,045
Total operating expenses	(23,414,572)	(20,540,529)	(19,363,723)	(15,791,430)	(14,035,669)
Other expense	(13,585,590)	(17,668,460)	(16,570,753)	(10,940,394)	(8,521,419)

Income from continuing operations	4,927,908	4,399,948	4,873,021	5,958,214	3,284,957
Discontinued operations	—	203,100	39,926	182,015	1,087,871

Net income	$4,927,908	$4,603,048	$4,912,947	$6,140,229	$4,372,828
Dividends attributable to preferred stock	(4,093,750)	(4,093,750)	(4,093,750)	(4,093,750)	(2,186,890)
Dividends attributable to senior common stock	(20,050)	—	—	—	—

Net income available to common stockholders	$814,108	$509,298	$819,197	$2,046,479	$2,185,938

Share and Per Share Data:
Earnings per weighted average common share — basic
Income from continuing operations (net of dividends attributable to preferred stock)	$0.09	$0.04	$0.09	$0.22	$0.14
Discontinued operations	—	0.02	0.01	0.02	0.14

Net income available to common stockholders	$0.09	$0.06	$0.10	$0.24	$0.28

Earnings per weighted average common share — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.09	$0.04	$0.09	$0.22	$0.14
Discontinued operations	—	0.02	0.01	0.01	0.13

Net income available to common stockholders	$0.09	$0.06	$0.10	$0.23	$0.27

Weighted average shares outstanding-basic	8,576,303	8,563,264	8,565,149	8,565,264	7,827,781
Weighted average shares outstanding-diluted	8,601,153	8,563,264	8,565,149	8,565,264	7,986,690
Cash dividends declared per common share	$1.50	$1.50	$1.50	$1.44	$1.44

Supplemental Data:
Net income available to common stockholders	$814,108	$509,298	$819,197	$2,046,479	$2,185,938
Real estate depreciation and amortization, including discontinued operations	13,263,814	13,171,703	12,704,641	10,528,458	8,349,474
Less: Gain on sale of real estate, net of taxes paid	—	(160,038)	—	(78,667)	(1,106,590)

Funds from operations available to common stockholders (1)	14,077,922	13,520,963	13,523,838	12,496,270	9,428,822

Ratio of earnings to combined fixed charges and preferred dividends (2)	1.0x	1.0x	1.1x	1.1x	1.1x

Balance Sheet Data:
Real estate, before accumulated depreciation	$401,016,940	$390,753,892	$390,562,138	$340,500,406	$243,713,542
Total assets	$410,608,602	$416,865,373	$429,098,785	$378,902,689	$315,766,022
Mortgage notes payable, term loan and borrowings under the line of credit	$287,869,463	$285,961,651	$286,611,173	$226,520,471	$154,494,438
Total stockholders’ equity	$111,374,307	$118,450,542	$130,495,260	$142,368,068	$152,224,176
Total common shares outstanding	8,724,613	8,563,264	8,565,149	8,565,264	8,565,264

(1) FFO was developed by The National Association of Real Estate Investment Trusts (“NAREIT”), as a relative non-GAAP (“Generally Accepted Accounting Principles in the United States”) supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to either net income (loss) as an indication of our performance or to cash flow from operations as a measure of liquidity or ability to make distributions to stockholders. Comparison of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.
FFO available to common stockholders is FFO adjusted to subtract preferred share and senior common share distributions. We believe that net income available to common stockholders is the most directly comparable GAAP measure to FFO available to common stockholders.
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
The following table provides a reconciliation of our FFO for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average common share and basic and diluted net income per weighted average common share:

	For the year ended December 31,
	2010	2009	2008	2007	2006
Net income	$4,927,908	$4,603,048	$4,912,947	$6,140,229	$4,372,828
Less: Distributions attributable to preferred and senior common stock	(4,113,800)	(4,093,750)	(4,093,750)	(4,093,750)	(2,186,890)

Net income available to common stockholders	814,108	509,298	819,197	2,046,479	2,185,938

Add: Real estate depreciation and amortization, including
discontinued operations	13,263,814	13,171,703	12,704,641	10,528,458	8,349,474
Less: Gain on sale of real estate	—	(160,038)	—	(78,667)	(1,106,590)

FFO available to common stockholders	$14,077,922	$13,520,963	$13,523,838	$12,496,270	$9,428,822

Weighted average shares outstanding — basic	8,576,303	8,563,264	8,565,149	8,565,264	7,827,781
Weighted average shares outstanding — diluted	8,601,153	8,563,264	8,565,149	8,565,264	7,986,690

Basic net income per weighted average share of common stock	$0.09	$0.06	$0.10	$0.24	$0.28

Diluted net income per weighted average share of common stock	$0.09	$0.06	$0.10	$0.24	$0.27

Basic FFO per weighted average share of common stock	$1.64	$1.58	$1.58	$1.46	$1.20

Diluted FFO per weighted average share of common stock	$1.64	$1.58	$1.58	$1.46	$1.18

Distributions declared per share of common stock	$1.50	$1.50	$1.50	$1.44	$1.44

Percentage of FFO paid per share of common stock	91%	95%	95%	99%	120%

(2)	The calculation of the ratio of earnings to combined fixed charges and preferred distributions is below. “Earnings” consist of net income from continuing operations before fixed charges. “Fixed charges” consist of interest expense, amortization of deferred financing fees and the portion of operating lease expense that represents interest. The portion of operating lease expense that represents interest is calculated by dividing the amount of rent expense, allocated to us by our Adviser as part of the administration fee payable under the Advisory Agreement, by three.

	For the year ended December 31,
	2010	2009	2008	2007	2006
Net income from continuing operations	$4,927,908	$4,399,948	$4,873,021	$5,958,214	$3,284,957

Add: fixed charges	21,191,303	22,000,728	20,963,484	15,670,067	11,490,476

Less: preferred and senior common distributions	(4,113,800)	(4,093,750)	(4,093,750)	(4,093,750)	(2,186,890)

Earnings	$22,005,411	$22,306,926	$21,742,755	$17,534,531	$12,588,543

Fixed Charges:
Interest expense	16,031,755	16,398,938	15,574,735	10,847,346	8,041,412
Amortization of deferred financing fees	1,030,982	1,495,598	1,283,952	717,195	1,207,198
Estimated interest component of rent	14,766	12,442	11,047	11,776	54,976
Preferred and senior common distributions	4,113,800	4,093,750	4,093,750	4,093,750	2,186,890

Total fixed charges and preferred distributions	21,191,303	22,000,728	20,963,484	15,670,067	11,490,476

Ratio of earnings to combined fixed charges and preferred distributions	1.0	1.0	1.0	1.1	1.1

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.
OVERVIEW
General
We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of the portfolio of real estate that we currently own is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. At December 31, 2010, we owned 65 properties totaling approximately 6.8 million square feet. The total gross investment in these properties was approximately $446.4 million at December 31, 2010.
Business Environment
The United States is beginning to recover from the recession that it entered into during late 2007, though it continues to experience pervasive and fundamental disruptions in its financial and capital markets. Unemployment remains high and housing starts are low, and these key economic indicators will need to improve in order for the economy to fully recover. As a result, conditions within the U.S. capital markets generally, and the U.S. real estate capital markets particularly, continue to experience significant dislocation and stress. While we are seeing signs of stabilization in both the equity and debt capital markets, these markets remain challenging and we do not know if adverse conditions will again intensify, nor are we able to gauge the full extent to which the disruptions will affect us. We believe that it will take some time for the United States to fully recover from the recession.
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

Recent Developments
Investment Activities:
On April 15, 2005, we originated a mortgage loan in the amount of $10.0 million that was collateralized by an office building located in McLean, Virginia in which Gladstone Management Corporation, or our Adviser, and Gladstone Administration LLC, or our Administrator, are subtenants. The mortgage loan was originally set to mature in May 2017, though, on July 22, 2010, it was fully repaid. We received $3.3 million of additional income and prepayment fees in connection with the early payment and the proceeds were used to repay a portion of our line of credit.
During the year ended December 31, 2010, we acquired one property. The property is a 487,121 square foot office/industrial building located in Orange City, Iowa for approximately $12.3 million, including related acquisition expenses. We funded this acquisition through a combination of borrowings from the New Line of Credit and the assumption of approximately $10.8 million of mortgage debt on the property. At closing, the seller assigned to us the existing triple net lease with Staples Contract & Commercial, Inc., the commercial delivery and fulfillment division of Staples, Inc. The existing triple net lease has a remaining term of approximately sixteen years, and the mortgage debt related to the property matures in December 2026. The existing triple net lease provides for aggregate rents of approximately $1.2 million in 2011 with prescribed annual rental rate escalations commencing in 2012.
Financing Activities:
In December 2010, we procured a new line of credit, or the New Line of Credit, with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and as an administrative agent and Branch Banking and Trust Company serving as a revolving lender and a letter of credit issuer, which matures on December 28, 2013. The New Line of Credit replaced our prior $50.0 million senior secured revolving credit facility which was scheduled to mature on December 29, 2010, or the Prior Line of Credit. The New Line of Credit provides for a senior secured revolving credit facility of up to $50.0 million, with a standby letter of credit sublimit of up to $20.0 million. The New Line of Credit is subject to a maximum borrowing base calculation which may, from time to time, affect the maximum amount available to be drawn. The New Line of Credit may, upon satisfaction of certain conditions, be expanded up to $75.0 million.
In connection with procuring the New Line of Credit, we repaid the $29.8 million outstanding balance of the Prior Line of Credit with funds drawn from the New Line of Credit and with existing cash. We incurred no early termination penalties or fees in connection with the repayment of outstanding balance of the Prior Line of Credit. There was $27.0 million outstanding under the line at December 31, 2010, and we had an available borrowing capacity of $5.9 million thereunder at December 31, 2010.
Debt Activities:
We had $48.0 million of balloon principal payments maturing under one of our long-term mortgages in 2010; however, the mortgage has three annual extension options through 2013, and we exercised one of these options on September 30, 2010. In connection with the exercise of the option, the interest rate reset from 6.85% to 4.58%. At the time of notification of extension, we remitted a fee of 0.25% of the outstanding principal balance, or $120,000, and a certification to the lender that our aggregate debt service coverage ratio is not less than 1.2. The interest rate for the two additional extension periods will adjust based upon the 1-year swap rate at the time of extension and a fixed spread of 4.29% and 4.41%, respectively. We expect to exercise our remaining two annual extension options as they come due in 2011 and 2012. We have no other balloon principal payments due under any of our mortgages until 2013.

Equity Activities:
We raised approximately $3.4 million in net proceeds during 2010 under our open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies. Under this agreement we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). Sales of shares of our common stock through Jefferies will be executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Jefferies, including a combination of any of these transactions. We will pay Jefferies a commission equal to 2.0% of the gross sales proceeds of any common stock sold through Jefferies as agent under the Open Market Sale Agreement, and currently we have paid commission to Jefferies of approximately $65,000. To date, we have sold 192,365 shares of common stock under the Open Market Sale Agreement. The proceeds were used to repay a portion of our Prior Line of Credit and fund the acquisition of the property in Orange City, Iowa.
On November 19, 2009, we entered into a dealer manager agreement, or the Dealer Manager Agreement, as amended and restated on December 22, 2009, with Halcyon Capital Markets, LLC, or Halcyon, pursuant to which Halcyon agreed to act as our dealer manager in connection with our continuous private offering of up to 3,333,333 shares of our then newly designated unregistered senior common stock at $15.00 per share. Holders of the unregistered senior common stock have the right, but not the obligation, following the fifth anniversary of the issuance of such shares, to exchange any or all of such shares of senior common stock for shares of our common stock. On October 19, 2010, we terminated the private offering of unregistered senior common stock, including the dividend reinvestment plan for the senior common stock. In connection with the termination, we wrote-off approximately $1.6 million of fees incurred in relation to the offering. The expenses consisted primarily of legal, accounting and fees paid to Halcyon, and are recorded as professional fees in our consolidated statement of operations. We issued 59,057 shares of unregistered senior common stock pursuant to the private offering and related dividend reinvestment plan. Net proceeds from these sales, after selling commissions and dealer manager fees, were approximately $787,000.
On February 2, 2011, we sold 725,000 shares of our common stock at $18.35 per share in an underwritten public offering of our common stock. Subsequently, on February 16, 2011, we sold an additional 108,750 shares of common stock on the same terms and conditions in connection with the underwriters’ exercise of their over-allotment option. The net proceeds after deducting the underwriting discount and estimated offering expenses were approximately $14.3 million. We used the proceeds of the offering to repay a portion of the outstanding balance under our New Line of Credit. The shares were issued under our effective shelf registration statement on file with the Securities and Exchange Commission, or SEC.
Leasing Activities:
On May 4, 2010, we extended the lease with the tenant that occupies our property located in Grand Rapids, Michigan for a period of 15 years, and the tenant has 2 options to extend the lease for additional periods of 10 years each. The lease was originally set to expire in July 2016, and will now expire in April 2025. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.1 million.
On June 30, 2010 and July 31, 2010, respectively, the leases with the tenants that occupied our properties located in South Hadley, Massachusetts and Richmond, Virginia, respectively, expired and currently remain vacant. These two leases comprised approximately 2.6% of our total annualized rental income. We are actively seeking new tenants for these two properties while concurrently researching alternative uses for these two properties.
On September 29, 2010, the tenant in our building located in Hazelwood, Missouri declared bankruptcy. The lease for this property is scheduled to expire in January 2012, and rental income from this tenant comprises less than 1% of our total annualized rental income. On March 2, 2011, the lease was rejected in the bankruptcy proceedings of our tenant. We have been informed that the rent payments will cease at the end of April 2011. We are taking the appropriate action to re-tenant the property.
On October 8, 2010, we extended the lease with the tenant that occupies our property located in Toledo, Ohio for a period of 10 years, and the tenant has 2 options to extend the lease for additional periods of 10 years each. The lease was originally set to expire in December 2010, and will now expire in December 2020. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $276,000.
On December 14, 2010, we released the current tenant in our property located in Cumming, Georgia from its obligations under their existing lease, and simultaneously signed a lease with a new tenant under substantially the same terms. The new tenant is an Atlanta, Georgia based hospital system that acquired part of the current tenant’s business, part of which is housed in our Cumming, Georgia facility. The current tenant is a medical group that continues to lease the remainder of our properties located in Georgia under a master lease. In connection with services provided directly by our Adviser to the tenant, the tenant paid a real estate advisory fee to our Adviser, in the amount of $450,000.
On December 30, 2010, we extended the lease with the tenant that occupies our property located in Fridley, Minnesota for a period of 10 years, and the tenant has one option to extend the lease for a period of 5 years. The lease was originally set to expire in January 2013 and will now expire in July 2020. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $812,000.
On January 31, 2011, we extended the lease with our tenant occupying five of our properties located in Decatur, Georgia, Lawrenceville, Georgia, Snellville, Georgia, Covington, Georgia, and Conyers, Georgia. The lease covering all of these properties was extended for an additional five year period, thereby extending the lease until December 2031. The lease was originally set to expire in December 2026. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.6 million. Furthermore, the lease grants the tenant four options to extend the lease for a period of five years each.
All of our remaining tenants are current and paying in accordance with their leases.
Diversity of Our Portfolio
Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, geographic market or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. Our largest tenant at December 31, 2010 comprised approximately 7.4% of our total rental income, and our largest concentration of properties was located in Ohio, which accounted for approximately 18.1% of our total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the years ended December 31, 2010 and 2009, respectively:

	December 31, 2010		December 31, 2009
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Electronics	$6,165,788	15.0%	$6,164,789	14.9%
Healthcare, Education & Childcare	6,145,415	14.9%	6,145,415	14.8%
Telecommunications	5,447,365	13.3%	5,447,033	13.1%
Diversified/Conglomerate Manufacturing	3,664,686	8.9%	3,664,686	8.8%
Chemicals, Plastics & Rubber	3,130,133	7.6%	3,173,514	7.6%
Machinery	2,332,672	5.7%	2,389,607	5.8%
Containers, Packaging & Glass	2,330,715	5.7%	2,330,246	5.6%
Beverage, Food & Tobacco	2,188,793	5.2%	2,188,755	5.3%
Printing & Publishing	2,187,504	5.3%	2,189,033	5.3%
Buildings and Real Estate	2,075,103	5.0%	2,025,668	4.9%
Oil & Gas	1,282,582	3.1%	1,138,136	2.7%
Personal & Non-Durable Consumer Products	1,228,100	2.9%	1,354,721	3.3%
Automobile	1,166,654	2.8%	1,166,654	2.8%
Personal, Food & Miscellaneous Services	575,006	1.4%	575,006	1.4%
Home & Office Furnishings	529,743	1.3%	529,743	1.3%
Insurance	421,672	1.0%	722,866	1.7%
Diversified/Conglomerate Services	308,105	0.9%	308,105	0.7%

	$41,180,036	100.0%	$41,513,977	100.0%

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
During the years ended December 31, 2010, 2009 and 2008, none of these third party expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties that we acquire, the aggregate amount of mortgage loans that we make and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
Management Services and Fees under the Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, or total common stockholders’ equity, and for an incentive fee based on funds from operations, or FFO. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common with other externally-advised REITs. Furthermore, there are no fees charged when our Adviser secures long or short term credit or arranges mortgage loans on our properties, however, our Adviser may earn fee income from our borrowers or tenants or other sources. This fee income earned by our Adviser, or a portion thereof, may, at the sole discretion of the Board of Directors, be credited against our base management fee as a rebate to the base management fee.
For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock and senior common stock, but FFO does not include any unrealized capital gains or losses. The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeds 1.75%, or the hurdle rate, of total common stockholders’ equity. We pay our Adviser an incentive fee with respect to our pre-incentive fee FFO in each calendar quarter as follows:
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
Quarterly Incentive Fee Based on FFO
Pre-incentive fee FFO
(expressed as a percentage of total common stockholders’ equity)
Percentage of pre-incentive fee FFO allocated to incentive fee
The incentive fee may be reduced because of a covenant which exists in our line of credit agreement which limits distributions to our stockholders to 95% of FFO. In order to comply with this covenant, our board of directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the years ended December 31, 2010, 2009 and 2008, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

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
Critical Accounting Policies
The preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Management relies on its experience, collects historical and current market data, and analyzes this information in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included elsewhere in this Form 10-K. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.
Allocation of Purchase Price
When we acquire real estate, we allocate the purchase price, less any expenses related to the acquisition, to (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs, the value of tenant relationships and the value of capital lease obligations, based in each case on their fair values. All expenses related to the acquisition are expensed as incurred, rather than capitalized into the cost of the acquisition as had been required by the previous accounting.
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
Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview-Business Environment,” we evaluated our entire portfolio as of December 31, 2010 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. Subsequent to this analysis, we concluded that none of our properties were impaired, and we will continue to monitor our portfolio for any indicators that may change our conclusion.
Provision for Loan Losses
Our accounting policies require that we reflect in our financial statements an allowance for estimated credit losses with respect to mortgage loans that we have made based upon our evaluation of known and inherent risks associated with our private lending assets. Management reflects provisions for loan losses based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, industry loss experience, our assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying our investments. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations. We had no outstanding mortgage loans receivable as of December 31, 2010.
Recently Issued Accounting Pronouncements
Refer to Note 1 in the accompanying consolidated financial statements for a summary of all recently issued accounting pronouncements.

Results of Operations
Our weighted-average yield on our occupied portfolio as of December 31, 2010 was approximately 9.60%. The weighted-average yield on our occupied portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, or mortgage interest payments, reflected as interest income from mortgage notes receivable on our consolidated statements of operations, of each acquisition or mortgage loan as a percentage of the acquisition or loan price, as applicable. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.
A comparison of our operating results for the years ended December 31, 2010 and 2009 is below:

	2010	2009	$ Change	% Change
Operating revenues
Rental income	$41,180,036	$41,513,977	$(333,941)	-1%
Interest income from mortgage note receivable	420,833	760,417	(339,584)	-45%
Tenant recovery revenue	327,201	334,543	(7,342)	-2%

Total operating revenues	41,928,070	42,608,937	(680,867)	-2%

Operating expenses
Depreciation and amortization	13,263,814	13,161,287	102,527	1%
Property operating expenses	971,474	915,120	56,354	6%
Due diligence expense	411,776	40,574	371,202	100%
Base management fee	1,198,717	1,401,402	(202,685)	-14%
Incentive fee	3,480,061	3,238,634	241,427	7%
Administration fee	1,063,091	1,015,695	47,396	5%
Professional fees	2,570,522	649,566	1,920,956	100%
Insurance expense	213,103	203,682	9,421	5%
Directors’ fees	196,735	198,882	(2,147)	-1%
General and administrative	427,948	442,135	(14,187)	-3%

Total operating expenses before credit from Adviser	23,797,241	21,266,977	2,530,264	12%

Credit to base management fee	(225,000)	—	(225,000)	100%
Credit to incentive fee	(157,669)	(726,448)	568,779	-78%

Total operating expenses	23,414,572	20,540,529	2,874,043	14%

Other income (expense)
Interest income from temporary investments	8,035	20,748	(12,713)	-61%
Interest income — employee loans	150,882	192,350	(41,468)	-22%
Other income	3,318,230	12,978	3,305,252	100%
Interest expense	(17,062,737)	(17,894,536)	831,799	-5%

Total other expense	(13,585,590)	(17,668,460)	4,082,870	-23%

Income from continuing operations	4,927,908	4,399,948	527,960	12%

Discontinued operations
Income from discontinued operations	—	43,062	(43,062)	-100%
Gain on sale of real estate	—	160,038	(160,038)	-100%

Total discontinued operations	—	203,100	(203,100)	-100%

Net income	4,927,908	4,603,048	324,860	7%

Distributions attributable to preferred stock	(4,093,750)	(4,093,750)	—	0%

Net income available to common stockholders	$814,108	$509,298	$304,810	60%

Operating Revenues
Rental income remained relatively flat for the year ended December 31, 2010, as compared to the year ended December 31, 2009, as two of our tenants vacated their respective properties during 2010, slightly offset by the acquisition of a property in December 2010.
Interest income from mortgage notes receivable decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, as our only mortgage loan was fully repaid in July 2010.
Tenant recovery revenue decreased slightly for the year ended December 31, 2010, as compared to the year ended December 31, 2009, because one of our tenants that vacated their property during 2010 no longer reimburses us for insurance expense.
Operating Expenses
Depreciation and amortization expenses remained relatively flat for the year ended December 31, 2010, as compared to the year ended December 31, 2009, because we only acquired one property in December 2010, which had a minimal impact on the expense.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased during the year ended December 31, 2010, as compared to the year ended December 31, 2009, because of overhead, insurance and franchise tax expenses for which we are now responsible at the two properties where our leases expired and the tenants subsequently vacated during 2010.
Due diligence expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Due diligence expenses increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to fees incurred in connection with the acquisition of the property in Orange City, Iowa in December 2010. Total due diligence expenses remain relatively low; however, with our adoption of Accounting Standards Codification, or ASC, 805 “Business Combinations,” on January 1, 2009, which requires that we no longer capitalize due diligence costs into the price of an acquisition, we expect that our due diligence expenses will increase significantly in 2011 as we intend to acquire more properties.
The base management fee decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to a decrease in total common stockholders’ equity, the main component of the calculation. Total common stockholders’ equity decreased because distributions to common stockholders for the year ended December 31, 2010 exceeded net income during the period by approximately $7.9 million. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”
The incentive fee increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to the increase in pre-incentive fee FFO caused by the $3.3 million of additional income and prepayment fees we received in connection with the early repayment of our mortgage loan, coupled with the decrease in total common stockholders’ equity. The calculation of the incentive fee is described in detail above under “Advisory and Administration Agreements.”
The administration fee increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily as a result of an increase in the amount of the total expenses allocated from our Administrator during the periods. The calculation of the administration fee is described in detail above under “Advisory and Administration Agreements.”
Professional fees, consisting primarily of legal, consulting and accounting fees, increased during the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to the write-off of approximately $1.6 million of fees and expenses incurred in relation to the private offering of unregistered senior common stock and related dividend reinvestment plan, discussed in “Overview - Recent

Events-Equity Activities” above. In addition, we wrote-off approximately $150,000 of fees incurred in connection with the filing of our base registration statement on Form S-3 with the SEC in 2007. These fees were written off in September 2010 when we filed a new base registration statement on Form S-3 with the SEC.
Insurance expense consists of the premiums paid for directors’ and officers’ insurance, which is renewed annually each September. Insurance expense increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, because of an increase in the premiums for the period from September 2009 through September 2010. Premiums for the period from September 2010 through September 2011 decreased by approximately 16%, thus we anticipate a decrease in insurance expenses in 2011.
Directors’ fees remained relatively flat for the year ended December 31, 2010, as compared to the year ended December 31, 2009, as we made no changes to the compensation paid to our non-employee directors for 2010.
General and administrative expenses decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily as a result of decreased costs associated with printing and filing our proxy materials and annual report in 2010.
Other Income and Expense
Interest income from temporary investments decreased during the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily because of lower interest rates earned on our money market accounts, coupled with interest received during 2009 from funds held on deposit for a prospective real estate acquisition.
Interest income on employee loans decreased during the year ended December 31, 2010, as compared to the year ended December 31, 2009. This decrease was a result of loan payoffs made by employees during 2009 and 2010, coupled with other principal repayments during 2010.
Other income increased during the year ended December 31, 2010, as compared to the year ended December 31, 2009, because of the $3.3 million in additional income and prepayment fees we received in connection with the early repayment of our mortgage loan in July 2010.
Interest expense decreased for the year ended December 31, 2010, as compared to the year ended December 31, 2009. This decrease was primarily a result of the approximately 2.3% decrease in the interest rate charged on our $48.0 million mortgage loan that was renewed in September 2010, coupled with a decrease in the London Interbank Offered Rate, or LIBOR, from 2009, which reduced our interest expense under our line of credit and reduced interest expense on our long-term financings from amortizing principal payments made during 2009 and 2010.
Discontinued Operations
Income from discontinued operations for the year ended December 31, 2009 relates to the property that we sold in July 2009, which was located in Norfolk, Virginia.

Net Income Available to Common Stockholders
Net income available to common stockholders increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009 primarily because of the $3.3 million in additional income and prepayment fees we received in connection with the early repayment of our mortgage loan in July 2010, partially offset by the write-off of $1.6 million in fees related to the termination of our private offering of unregistered senior common stock.
A comparison of our operating results for the years ended December 31, 2009 and 2008 is below:

	For the year ended December 31,
	2009	2008	$ Change	% Change
Operating revenues
Rental income	$41,513,977	$39,572,287	$1,941,690	5%
Interest income from mortgage note receivable	760,417	898,573	(138,156)	-15%
Tenant recovery revenue	334,543	336,637	(2,094)	-1%

Total operating revenues	42,608,937	40,807,497	1,801,440	4%

Operating expenses
Depreciation and amortization	13,161,287	12,679,437	481,850	4%
Property operating expenses	915,120	875,850	39,270	4%
Due diligence expense	40,574	1,176,379	(1,135,805)	-97%
Base management fee	1,401,402	1,637,851	(236,449)	-14%
Incentive fee	3,238,634	2,831,722	406,912	14%
Administration fee	1,015,695	954,635	61,060	6%
Professional fees	649,566	521,410	128,156	25%
Insurance expense	203,682	173,414	30,268	17%
Directors’ fees	198,882	216,851	(17,969)	-8%
General and administrative	442,135	493,119	(50,984)	-10%

Total operating expenses before credit from Adviser	21,266,977	21,560,668	(293,691)	-1%

Credit to incentive fee	(726,448)	(2,196,945)	1,470,497	-67%

Total operating expenses	20,540,529	19,363,723	1,176,806	6%

Other income (expense)
Interest income from temporary investments	20,748	21,844	(1,096)	-5%
Interest income — employee loans	192,350	202,097	(9,747)	-5%
Other income	12,978	63,993	(51,015)	-80%
Interest expense	(17,894,536)	(16,858,687)	(1,035,849)	6%

Total other expense	(17,668,460)	(16,570,753)	(1,097,707)	7%

Income from continuing operations	4,399,948	4,873,021	(473,073)	-10%

Discontinued operations
Income from discontinued operations	43,062	39,926	3,136	8%
Gain on sale of real estate	160,038	—	160,038	100%

Total discontinued operations	203,100	39,926	163,174	409%

Net income	4,603,048	4,912,947	(309,899)	-6%

Distributions attributable to preferred stock	(4,093,750)	(4,093,750)	—	0%

Net income available to common stockholders	$509,298	$819,197	$(309,899)	-38%

Operating Revenues
Rental income increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily as a result of the properties acquired during the year ended December 31, 2008 that were held for the full year in 2009.
Interest income from mortgage notes receivable decreased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily because interest income on our mortgage loan is based on LIBOR, which has significantly decreased over the past two years.
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
Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared during our due diligence work. Due diligence expenses decreased significantly for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily because of over $1.0 million of fees incurred related to a large potential acquisition that did not close during 2008. However, with the adoption of ASC 805 “Business Combinations,” on January 1, 2009, discussed in detail in Note 1 of the accompanying consolidated financial statements, which requires us to no longer capitalize due diligence costs into the price of the acquisition, we expect our due diligence expense to increase significantly once we begin to acquire properties again.
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
General and administrative expenses decreased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily as a result of decreased costs associated with printing and filing our proxy materials.
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

Liquidity and Capital Resources
Future Capital Needs
Overview
As of December 31, 2010, we had approximately $7.0 million in cash and cash equivalents, had an available borrowing capacity of $5.9 million under our New Line of Credit and had obtained mortgages on 56 of our properties. As of December 31, 2010, we had investments in 65 real properties having gross and net carrying values, including intangible assets, of approximately $446.4 and $384.1 million, respectively.
As discussed in “Overview — Business Environment” above, although it improved during 2010, the U.S. economy generally, and the equity and debt capital markets specifically, continue to experience pervasive and fundamental disruptions. Because of these capital market conditions, our ability to issue equity securities, obtain additional mortgages and borrow debt proceeds, our three principal sources of external financing, was affected during 2010. Therefore, we primarily focused upon building the value of our existing portfolio of properties by renegotiating existing leases and making capital improvements to our properties.
Equity Capital
Despite the aforementioned economic conditions, the equity capital markets did improve in the latter half of 2010. As a result, we were able to raise approximately $3.4 million pursuant to our Open Market Sales Agreement and approximately $787,000 pursuant to our continuous private placement of unregistered senior common stock. In December 2010, we used a portion of these proceeds to finance the acquisition of our property that is located Orange City, Iowa and the remainder for general corporate and working capital needs. With the continued improvement of equity capital market conditions, we were able to raise approximately $14.3 million of additional equity capital in February 2011. See “Overview — Recent Events” above. We used these proceeds to repay a portion of the outstanding balance of the New Line of Credit and the remainder for general corporate and working capital needs.
Currently, we have the ability to raise up to approximately $282.3 million of additional equity and debt capital through the sale of securities that are registered under our universal shelf registration statement on Form S-3 (the “Universal Shelf”) in one or more future public offerings. Of the approximately $282.3 million of available capacity under our Universal Shelf, approximately $21.6 million of common stock is reserved for sale under our Open Market Sale Agreement.
Debt Capital
Despite the disruptions in the CMBS market discussed in “Overview — Business Environment” above, we believe that banks are recommencing their general lending practices. Specifically, we are beginning to see banks that are willing to issue medium-term mortgages, between two and five years, on substantially less favorable terms than were previously available. Consequently, we will continue to focus on using medium-term mortgages to finance our real estate activities until the market for long-term mortgages returns. As of December 31, 2010, we had obtained approximately $260.9 million in long-term financing which was secured by 56 of our properties. See “Mortgage Notes Payable” below for a more detailed discussion of our mortgage notes payable.
On April 15, 2005, we originated a mortgage loan in the amount of $10.0 million that was collateralized by an office building located in McLean, Virginia in which our Adviser, and our Administrator, are subtenants. The mortgage loan was originally set to mature in May 2017, though, on July 22, 2010, it was fully repaid. We received $3.3 million of additional income and prepayment fees in connection with the early payment and the proceeds were used to repay a portion of our Prior Line of Credit. In the future, we intend to expand our mortgage lending activity to by generating additional mortgage loans and purchasing mortgage loans from lenders, banks and CMBS pools. As of December 31, 2010, we had no mortgage loans outstanding.

In December 2010, we procured our New Line of Credit which provides for a senior secured revolving credit facility of up to $50.0 million with a standby letter of credit sublimit of up to $20.0 million. The New Line of Credit replaced our Prior Line of Credit which was scheduled to mature on December 29, 2010. Upon procuring the New Line of Credit, we repaid the $29.8 million outstanding balance of the Prior Line of Credit with funds drawn from the New Line of Credit and with existing cash proceeds. We incurred no early termination penalties or fees in connection with the repayment of outstanding balance of the Prior Line of Credit. As of December 31, 2010, we had an outstanding principal balance of $27.0 million under the New Line of Credit at an interest rate of approximately 3.3%, and we had remaining borrowing capacity of approximately $5.9 million. See “Line of Credit” below for a more detailed discussion of our Prior Line of Credit and New Line of Credit.
Future Capital Needs
We actively seek conservative investments that are likely to produce attractive long-term returns for our stockholders. If we are able to raise, procure or borrow additional equity and debt capital, we would intend to use the proceeds to continue to invest in industrial and commercial real property as well as expand our investment portfolio into other real property sectors, such as retail and medical properties, make mortgage loans, repurchase shares of our preferred stock on the open market or pay down outstanding borrowings under our New Line of Credit. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt services costs on our existing long-term mortgages, and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.
We believe that our current cash flows from operations, coupled with borrowings from our New Line of Credit, are sufficient to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and fund our current operating costs in the near term. We further believe that our cash flow from operations coupled with the potential financing capital available to us in the future are sufficient to fund our long-term liquidity needs. Additionally, to satisfy either our short-term or long-term obligations or both, we may require credits to our management fees that are issued from our Adviser although our Adviser is under no obligation to provide any such credits, either in whole or in part.
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2010 was approximately $18.1 million, as compared to net cash provided by operating activities of approximately $17.0 million for the year ended December 31, 2009. This increase was primarily a result of the additional income and prepayment fees that we received in connection with the early repayment of our mortgage loan in July 2010 coupled with reduced interest expense, partially offset by the increase in the net incentive fee, administration fee and property operating expenses. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.
Investing Activities
Net cash provided by investing activities during the year ended December 31, 2010 was approximately $8.0 million, which primarily consisted of the repayment of our $10.0 million mortgage loan, partially offset by the acquisition of our property located in Orange City, Iowa, net payments to our lenders for reserves and tenant improvements performed at certain of our properties, as compared to net cash used in investing activities during the year ended December 31, 2009 of approximately $830,000, which primarily consisted of tenant improvements performed at our property located in Maple Heights, Ohio and net payments to lenders for reserves and leasing commissions paid related to the extension of the lease for our property located in Eatontown, New Jersey, partially offset by proceeds from the sale of our property located in Norfolk, Virginia. We have had limited acquisition activity since 2008 because of the lack of access to capital as discussed in “Overview-Business Environment” above, which has resulted in a significant decrease in the cash used in investing activities.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2010 was approximately $22.2 million, which primarily consisted of distributions paid to our stockholders, principal repayments on mortgage notes payable, payments for deferred financing costs and net repayments on our line of credit, partially offset by proceeds from sales of common and senior common stock. Net cash used in financing activities for the year ended December 31, 2009 was approximately $17.6 million, which primarily consisted of repayment of our short-term loan, principal repayments on mortgage notes payable and distributions paid to our stockholders, partially offset by net borrowings from our line of credit.
Mortgage Notes Payable
As of December 31, 2010, we had 17 fixed-rate mortgage notes payable in the aggregate principal amount of approximately $260.9 million, collateralized by a total of 56 properties with terms at issuance ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2010 was approximately 5.65%.
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
Line of Credit
In December 2010, we procured a new $50.0 million line of credit, or the New Line of Credit, with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and as an administrative agent and Branch Banking and Trust Company serving as a revolving lender and a letter of credit issuer, which matures on December 28, 2013. The New Line of Credit replaced our prior $50.0 million senior secured revolving credit facility which was scheduled to mature on December 29, 2010, or the Prior Line of Credit. The New Line of Credit provides for a senior secured revolving credit facility of up to $50.0 million, with a standby letter of credit sublimit of up to $20.0 million. The New Line of Credit is subject to a maximum borrowing base calculation which may, from time to time, affect the maximum amount available to be drawn. The New Line of Credit may, upon satisfaction of certain conditions, be expanded up to $75.0 million. Currently, eight of our properties are pledged as collateral under our line of credit. The interest rate per annum applicable to the New Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00% depending upon our leverage. Our leverage ratio used in determining the applicable margin for interest on the New Credit Line is recalculated quarterly. We will be subject to an annual maintenance fee of 0.25% per year. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount that we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. The maximum amount that we may currently draw under the New Line of Credit is approximately $38.8 million. Furthermore, those eight properties that are pledged as collateral to the banks are pledged through a perfected first priority lien in the equity interest of the special purpose entity, or SPE, that owns the property. In addition, our Operating Partnership owns the SPEs, and our Operating Partnership is precluded from transferring the SPEs or unconsolidated affiliates to us.
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
At December 31, 2010, there was $27.0 million outstanding under the line of credit at an interest rate of approximately 3.3% and approximately $5.9 million outstanding under letters of credit at a weighted average interest rate of approximately 3.0%. At December 31, 2010, the remaining borrowing capacity available under the line of credit was approximately $5.9 million. Our ability to increase the availability under our line of credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only nine of our properties do not have long-term mortgages, and eight of those are pledged as collateral under our line of credit. Accordingly, we have only one property which is unencumbered, and which may be pledged as collateral to increase the borrowing capacity available under the line of credit. We were in compliance with all covenants under the New Line of Credit as of December 31, 2010.

Contractual Obligations
The following table reflects our material contractual obligations as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	287,869,463	$51,456,852	$43,408,839	$82,833,896	$110,169,876
Interest on Debt Obligations (2)	70,230,333	14,451,711	25,013,783	20,841,322	9,923,517
Capital Lease Obligations (3)	300,000	—	300,000	—	—
Operating Lease Obligations (4)	1,601,357	152,510	305,020	305,020	838,807

Total	$360,001,153	$66,061,073	$69,027,642	$103,980,238	$120,932,200

(1)	Debt obligations represent borrowings under our line of credit, which represents $27.0 million of the debt obligation due in 2013, and mortgage notes payable that were outstanding as of December 31, 2010.

The $48.0 million mortgage note issued in September 2008 matures in October 2011, and we expect to exercise each of our options to extend the maturity date until October 2013.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of December 31, 2010.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property. The lease expires in June 2021.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market interest rates, and the interest rate on our existing line of credit is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. We have not entered into any derivative contracts to attempt to further manage our exposure to interest rate fluctuations.
To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2010, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the impact of a 1%, 2% and 3% increase in the one month LIBOR for the year ended December 31, 2010. As of December 31, 2010, our effective average LIBOR was 0.26%; thus, a 1% decrease could not occur.

	Increase to Rental	Increase to Interest	Net Decrease to
Interest Rate Change	& Interest Income	Expense	Net Income
1% Increase to LIBOR	$—	$279,000	$(279,000)
2% Increase to LIBOR	—	558,000	(558,000)
3% Increase to LIBOR	959	837,000	(836,041)
As of December 31, 2010, the fair value of our fixed rate debt outstanding was approximately $252.5 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at December 31, 2010, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by approximately $9.2 million and $9.8 million, respectively.
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

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
Report of Management on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
March 8, 2011

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Gladstone Commercial Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Commercial Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report of Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
McLean, VA
March 8, 2011

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Real estate, at cost	$401,016,940	$390,753,892
Less: accumulated depreciation	43,659,456	34,111,952

Total real estate, net	357,357,484	356,641,940

Lease intangibles, net	26,746,992	28,177,461
Mortgage note receivable	—	10,000,000
Cash and cash equivalents	7,061,504	3,096,598
Restricted cash	2,288,410	2,633,538
Funds held in escrow	2,621,091	2,487,680
Deferred rent receivable	10,373,508	8,975,196
Deferred financing costs, net	3,325,740	3,136,055
Other assets	833,873	1,716,905

TOTAL ASSETS	$410,608,602	$416,865,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$260,869,463	$252,761,651
Borrowings under line of credit	27,000,000	33,200,000
Deferred rent liability	2,276,033	3,213,195
Asset retirement obligation liability	3,062,768	2,305,644
Accounts payable and accrued expenses	2,682,915	2,086,741
Due to Adviser (1)	965,373	1,213,640
Other liabilities	2,377,743	3,633,960

Total Liabilities	299,234,295	298,414,831

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	2,150	2,150
Senior common stock, $0.001 par value; 7,500,000 shares authorized and 59,057 and 0 shares issued and outstanding at December 31, 2010 and 2009, respectively	59	—
Common stock, $0.001 par value, 40,200,000 shares authorized and 8,724,613 and 8,563,264 shares issued and outstanding at December 31, 2010 and 2009, respectively	8,725	8,563
Additional paid in capital	174,260,531	170,622,581
Notes receivable — employees	(963,433)	(2,304,999)
Distributions in excess of accumulated earnings	(61,933,725)	(49,877,753)

Total Stockholders’ Equity	111,374,307	118,450,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$410,608,602	$416,865,373

(1)	Refer to Note 2 Related-Party Transactions
The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2010	2009	2008
Operating revenues
Rental income	$41,180,036	$41,513,977	$39,572,287
Interest income from mortgage note receivable	420,833	760,417	898,573
Tenant recovery revenue	327,201	334,543	336,637

Total operating revenues	41,928,070	42,608,937	40,807,497

Operating expenses
Depreciation and amortization	13,263,814	13,161,287	12,679,437
Property operating expenses	971,474	915,120	875,850
Due diligence expense	411,776	40,574	1,176,379
Base management fee (1)	1,198,717	1,401,402	1,637,851
Incentive fee (1)	3,480,061	3,238,634	2,831,722
Administration fee (1)	1,063,091	1,015,695	954,635
Professional fees	2,570,522	649,566	521,410
Insurance expense	213,103	203,682	173,414
Directors’ fees	196,735	198,882	216,851
General and administrative	427,948	442,135	493,119

Total operating expenses before credits from Adviser	23,797,241	21,266,977	21,560,668

Credit to base management fee	(225,000)	—	—
Credit to incentive fee	(157,669)	(726,448)	(2,196,945)

Total operating expenses	23,414,572	20,540,529	19,363,723

Other income (expense)
Interest income from temporary investments	8,035	20,748	21,844
Interest income — employee loans	150,882	192,350	202,097
Other income	3,318,230	12,978	63,993
Interest expense	(17,062,737)	(17,894,536)	(16,858,687)

Total other expense	(13,585,590)	(17,668,460)	(16,570,753)

Income from continuing operations	4,927,908	4,399,948	4,873,021

Discontinued operations
Income from discontinued operations	—	43,062	39,926
Gain on sale of real estate	—	160,038	—

Total discontinued operations	—	203,100	39,926

Net income	4,927,908	4,603,048	4,912,947

Distributions attributable to preferred stock	(4,093,750)	(4,093,750)	(4,093,750)
Distributions attributable to senior common stock	(20,050)	—	—

Net income available to common stockholders	$814,108	$509,298	$819,197

Earnings per weighted average share of common stock — basic
Income from continuing operations (net of distributions attributable to preferred stock)	$0.09	$0.04	$0.09
Discontinued operations	—	0.02	0.01

Net income available to common stockholders	$0.09	$0.06	$0.10

Earnings per weighted average share of common stock — diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.09	$0.04	$0.09
Discontinued operations	—	0.02	0.01

Net income available to common stockholders	$0.09	$0.06	$0.10

Weighted average shares of common stock outstanding — basic	8,576,303	8,563,264	8,565,149

Weighted average shares of common stock outstanding — diluted	8,601,153	8,563,264	8,565,149

Earnings per weighted average share of senior common stock	$0.81	$—	$—

Weighted average shares of senior common stock outstanding — basic	24,850	0	0

(1)	Refer to Note 2 Related-Party Transactions
The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Distributions in
				Capital in	Notes	Excess of	Total
	Preferred	Senior Common	Common	Excess of	Receivable	Accumulated	Stockholders’
	Stock	Stock	Stock	Par Value	from Employees	Earnings	Equity
Balance at December 31, 2007	$2,150		$8,565	$170,640,979	$(2,769,923)	$(25,513,703)	$142,368,068

Forfeiture of Common Stock	—	—	(2)	(18,398)	—	—	(18,400)

Repayment of Principal on Notes Receivable	—	—	—	—	174,037	—	174,037

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	—	(16,941,392)	(16,941,392)

Net income	—	—	—	—	—	4,912,947	4,912,947

Balance at December 31, 2008	$2,150	$—	$8,563	$170,622,581	$(2,595,886)	$(37,542,148)	$130,495,260

Repayment of Principal on Notes Receivable	—	—	—	—	45,887	—	45,887

Reclassification of Loan Balance to Other Assets	—	—	—	—	245,000	—	245,000

Distributions Declared to Common and Preferred Stockholders	—	—	—	—	—	(16,938,653)	(16,938,653)

Net income	—	—	—	—	—	4,603,048	4,603,048

Balance at December 31, 2009	$2,150	$—	$8,563	$170,622,581	$(2,304,999)	$(49,877,753)	$118,450,542

Issuance of senior common stock and common stock	—	59	180	3,881,832	—	—	3,882,071

Repayment of principal on notes receivable	—	—	—	—	1,341,566	—	1,341,566

Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(16,983,880)	(16,983,880)

Forfeiture of common stock in satisfaction of employee note receivable (1)	—	—	(18)	(243,882)	—	—	(243,900)

Net income	—	—	—	—	—	4,927,908	4,927,908

Balance at December 31, 2010	$2,150	$59	$8,725	$174,260,531	$(963,433)	$(61,933,725)	$111,374,307

(1)	On February 1, 2010, the maturity date of an employee stock option loan to a former employee of the Adviser was extended until August 2010. In connection with the extension of the loan, the recourse provision of the loan was removed, and the former employee was granted the option to either repay the principal and interest in full or return the 18,000 shares pledged against the loan to the Company in full satisfaction of the loan. On March 8, 2010, the date that the market price of the pledged shares equaled the balance of the outstanding loan, the pledged shares were returned to the Company, and the loan was deemed paid in full.
The accompanying notes are an integral part of these consolidated financial statements.

GLADSTONE COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$4,927,908	$4,603,048	$4,912,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	13,263,814	13,171,703	12,704,641
Amortization of deferred financing costs	1,002,428	1,491,389	1,283,956
Amortization of deferred rent asset and liability, net	(683,666)	(532,068)	(532,066)
Amortization of discount on assumed debt	11,301	—	—
Asset retirement obligation expense, including discontinued operations	143,060	143,550	133,244
Gain on sale of real estate	—	(160,038)	—
Decrease (increase) in other assets	389,133	(959,738)	172,096
Increase in deferred rent receivable	(1,651,809)	(1,177,167)	(2,387,509)
Increase in accounts payable, accrued expenses, and amount due Adviser	347,908	735,492	1,001,639
Increase (decrease) in other liabilities	363,366	(302,914)	286,227

Net cash provided by operating activities	18,113,443	17,013,257	17,575,175

Cash flows from investing activities:
Real estate investments	(2,418,534)	(1,139,711)	(49,359,852)
Leasing commissions paid	(7,044)	(441,745)	—
Proceeds from sale of real estate	—	1,089,269	—
Principal repayments on mortgage notes receivable	10,000,000	—	—
Receipts from lenders for reserves held in escrow	1,617,933	1,465,133	874,227
Payments to lenders for reserves held in escrow	(1,751,344)	(1,801,894)	(1,623,452)
Decrease (increase) in restricted cash	345,128	44,023	(763,494)
Deposits on future acquisitions	—	(250,000)	(1,650,000)
Deposits refunded	250,000	200,000	1,750,000

Net cash provided by (used in) investing activities	8,036,139	(834,925)	(50,772,571)

Cash flows from financing activities:
Proceeds from issuance of common and senior common stock	4,126,690	—	—
Offering costs	(248,829)	—	—
Borrowings under mortgage notes payable	—	—	48,015,000
Principal repayments on mortgage notes payable	(2,687,192)	(2,349,522)	(1,485,901)
Principal repayments on employee notes receivable	1,341,566	290,887	155,637
Borrowings from line of credit	32,794,746	57,600,000	76,900,000
Repayments on line of credit	(38,994,746)	(35,900,000)	(69,800,000)
Repayment of short-term loan	—	(20,000,000)	—
Receipts from tenants for reserves	2,154,699	4,454,102	2,391,360
Payments to tenants from reserves	(2,130,232)	(4,526,409)	(2,159,671)
(Decrease) increase in security deposits	(369,595)	28,282	531,806
Payments for deferred financing costs	(1,192,113)	(243,999)	(1,262,273)
Distributions paid for common and preferred	(16,979,670)	(16,938,653)	(16,941,392)

Net cash (used in) provided by financing activities	(22,184,676)	(17,585,312)	36,344,566

Net increase (decrease) in cash and cash equivalents	3,964,906	(1,406,980)	3,147,170

Cash and cash equivalents, beginning of year	3,096,598	4,503,578	1,356,408

Cash and cash equivalents, end of year	$7,061,504	$3,096,598	$4,503,578

Cash paid during period for interest	$17,969,864	$16,558,955	$14,337,944

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION

Increase in asset retirement obligation	$614,064	$—	$245,196

Fixed rate debt assumed in connection with acquisitions	$10,795,004	$—	$6,461,603

Obligation under capital lease	$—	$—	$225,068

Forfeiture of common stock in satisfaction of employee note receivable	$243,900	$—	$18,400

Senior common dividend issued in the dividend reinvestment program	$4,210	$—	$—

Reclassificaton of principal on employee note (Refer to Note 8)	$—	$245,000	$—

Leasing commissions included in accounts payable	$457,939	$—	$—

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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building, and tenant improvements based on Management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, including discontinued operations, was approximately $9.5 million, $9.4 million and $9.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) Management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was approximately $253,000 for each of the years ended December 31, 2010, 2009 and 2008, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was approximately $937,000 for the year ended December 31, 2010, and $786,000 for each of the years ending December 31, 2009 and 2008.
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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets, including discontinued operations, was approximately $3.7 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

Impairment
Investments in Real Estate
The Company accounts for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires the Company to periodically review the carrying value of each property to determine if circumstances indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on the Company’s best estimate of the property’s discounted future cash flows. There have been no impairments recognized on real estate assets in the Company’s history.
In light of current economic conditions, the Company evaluated its entire portfolio as of December 31, 2010 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. In performing the analysis, the Company considered such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether the fair value of the real estate has decreased. The Company concluded that none of its properties were impaired, and will continue to monitor its portfolio for any indicators that may change this conclusion.
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
Cash and Cash Equivalents
The Company considers cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. All of the Company’s cash and cash equivalents at December 31, 2010 were held in the custody of two financial institutions, and the Company’s balance at times may exceed federally insurable limits.
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

Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method over the term of the secured financing. The Company made payments of approximately $1.2 million, $244,000 and $1.3 million for deferred financing costs during the years ended December 31, 2010, 2009 and 2008, respectively. Total amortization expense related to deferred financing costs was approximately $1.0 million, $1.5 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Obligation Under Capital Lease
In conjunction with the Company’s acquisition of a building in Fridley, Minnesota in February 2008, the Company acquired a ground lease on the parking lot of the building, which had a purchase obligation to acquire the land under the ground lease at the end of the term in April 2014 for $300,000. In accordance with ASC 840-10-25, “Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding present value of the obligation under the capital lease. The Company recorded total interest expense related to the accretion of the capital lease obligation of approximately $12,000, $12,000 and $10,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of the Company’s leases contain rental increases at specified intervals. The Company recognizes such revenues on a straight-line basis by averaging the non-cancelable rental revenues over the lease terms. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an allowance for uncollectable accounts or records a direct write-off of the specific rent receivable. No such reserves have been recorded as of December 31, 2010.
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
Segment Information
ASC 280, “Segment Reporting,” provides standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker or decision making group in determining how to allocate resources and in assessing performance. Company Management is the chief decision making group. As discussed in Note 9, the Company’s operations are derived from two operating segments, one segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users, and the other segment originates mortgage loans and collects principal and interest payments. The Company had no mortgage loans receivable outstanding as of December 31, 2010.
Asset Retirement Obligations
ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. In that regard, the Company accrued a liability of $615,000 during the years ended December 31, 2010, in relation to the acquisition of one property in Orange City, Iowa. No such liability was accrued for the year ended December 31, 2009, as no acquisitions were made and no events occurred that would require an adjustment to the Company’s original estimate. The Company also recorded expenses of approximately $143,000, $144,000 and $133,000 during the years ended December 31, 2010, 2009 and 2008 respectively, related to the cumulative accretion of the obligation.
Stock Issuance Costs
The Company accounts for stock issuance costs in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities should be deferred and charged against the gross proceeds of the offering. Accordingly, the Company records costs incurred related to its ongoing equity offerings to other assets on its consolidated balance sheet and ratably applies these amounts to the cost of equity as stock is issued. If an equity offering is subsequently terminated and there are amounts remaining in other assets that have not been allocated to the cost of the offering, the remaining amounts are recorded as an expense on the consolidated income statement. Accordingly, in connection with the termination of the Company’s private offering of unregistered senior common stock, it wrote-off approximately $1.6 million of fees and expenses incurred related to the offering. The expenses consisted primarily of legal, accounting and fees paid to Halcyon, and are recorded as professional fees in the Company’s consolidated statement of operations.
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
2. Related-Party Transactions
The Company is externally managed pursuant to contractual arrangements with its Adviser and Gladstone Administration, LLC (the “Administrator”), which collectively employ all of the Company’s personnel and pays their payroll, benefits, and general expenses directly. The Company has an advisory agreement with its Adviser (the “Advisory Agreement”) and an administration agreement with its Administrator (the “Administration Agreement”). The management services and administrative fees under the Advisory and Administration Agreements are described below. As of December 31, 2010 and December 31, 2009, respectively, approximately $1.0 million and $1.2 million were due to the Adviser.
Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock (“common stockholders’ equity”), and an incentive fee based on funds from operations (“FFO”). For the years ended December 31, 2010, 2009 and 2008 the Company recorded a base management fee of approximately $1.2 million, $1.4 million and

$1.6 million, respectively. The Advisor’s Board of Directors voted to give the Company a credit to the base management fee for the year ended December 31, 2010 of $225,000. For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if the Company’s quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized (the “hurdle rate”), of total common stockholders’ equity. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of the Company’s common stockholders’ equity. The Adviser also receives an incentive fee of 20% of the amount of the Company’s pre-incentive fee FFO that exceeds 2.1875% of common stockholders’ equity.
For the years ended December 31, 2010, 2009 and 2008 the Company recorded an incentive fee of approximately $3.5 million, $3.2 million and $2.8 million, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of approximately $0.2, $0.7 million and $2.2 million, respectively, resulting in a net incentive fee for the year ended December 31, 2010, of approximately $3.3 million, $2.5 million and $0.6 million, respectively. The board of directors of the Company accepted the Adviser’s offer to waive on a quarterly basis a portion of the incentive fee for the years ended December 31, 2010, 2009 and 2008 in order to support the current level of distributions to the Company’s stockholders. These waivers may not be recouped by the Adviser in the future.
Administration Agreement
Pursuant to the Administration Agreement, the Company pays for its allocable portion of the Administrator’s overhead expenses in performing its obligations to the Company, including, but not limited to, rent, and the salaries and benefits of its chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the years ended December 31, 2010, 2009 and 2008 the Company recorded an administration fee of approximately $1.1 million, $1.0 million and $1.0 million, respectively.
3. Earnings per Share of Common Stock
The following tables set forth the computation of basic and diluted earnings per share of common stock for the years ended December 31, 2010, 2009 and 2008. The Company computed basic earnings per share for the year ended December 31, 2010, 2009 and 2008 using the weighted average number of shares outstanding during the periods. Diluted earnings per share for the year ended December 31, 2010, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance.

	For the year ended December 31,
	2010	2009	2008
Calculation of basic earnings per share of common stock:

Net income available to common stockholders	$814,108	$509,298	$819,197

Denominator for basic weighted average shares of common stock	8,576,303	8,563,264	8,565,149

Basic earnings per share of common stock	$0.09	$0.06	$0.10

Calculation of diluted earnings per share of comon stock:

Net income available to common stockholders	$814,108	$509,298	$819,197
Add: Income impact of assumed conversion of senior common stock	20,050	—	—

Net income available to common stockholders plus assumed conversions	$834,158	$509,298	$819,197

Denominator for basic weighted average shares of common stock	8,576,303	8,563,264	8,565,149
Effect of convertible senior common stock	24,850	—	—

Denominator for diluted weighted average shares of common stock	8,601,153	8,563,264	8,565,149

Diluted earnings per share of common stock	$0.09	$0.06	$0.10

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
Real estate:
Land	$55,157,807	(1)	$55,025,707	(1)
Building and improvements	335,575,857		325,907,479
Tenant improvements	10,283,276		9,820,706
Accumulated depreciation	(43,659,456)		(34,111,952)

Real estate, net	$357,357,484		$356,641,940

(1)	Includes land held under a capital lease carried at approximately $1.1 million.
During the year ended December 31, 2010, the Company acquired one property, which is summarized below:
On December 15, 2010, the Company acquired a 487,121 square foot office/industrial building located in Orange City, Iowa for approximately $12.3 million, including related acquisition expenses of $386,000. The Company funded this acquisition through a combination of borrowings from its line of credit and the assumption of approximately $10.8 million of mortgage debt on the property. At closing, the Company was assigned the existing triple net lease with Staples Contract & Commercial, Inc., the commercial delivery and fulfillment division of Staples, Inc. The existing triple net lease has a remaining term of approximately 16 years, and the mortgage debt related to the property matures in December 2026. The tenant has four options to extend the lease for additional periods of five years each. The existing triple net lease provides for aggregate rents of approximately $1.2 million in 2011 with prescribed annual rental rate escalations commencing in 2012.
In accordance with ASC 805 the Company allocated the purchase price of the property acquired during the year ended December 31, 2010 as follows:

						Customer	Discount on Assumed
	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Relationships	Debt	Total Purchase Price
Orange City, Iowa	$132,100	$8,306,160	$462,570	$1,076,020	$245,583	$499,255	$1,285,757	$12,007,445

	$132,100	$8,306,160	$462,570	$1,076,020	$245,583	$499,255	$1,285,757	$12,007,445

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter is as follows:

Tenant
Year	Lease Payments
2011	$39,643,943
2012	39,768,059
2013	35,346,189
2014	31,246,937
2015	27,180,934
Thereafter	174,244,975
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at December 31, 2010 was approximately $6.2 million, and the total annual ground lease payments on the property located in Tulsa, Oklahoma was approximately $153,000.
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
On September 29, 2010, the tenant occupying the building located in Hazelwood, Missouri declared bankruptcy. The lease for this property is scheduled to expire in January 2012, and rental income from this tenant comprises less than 1% of the Company’s total annualized rental income. On March 2, 2011, the lease was rejected in the bankruptcy proceedings of the Company’s tenant. The Company has been informed that the rent payments will cease at the end of April 2011. The Company is taking the appropriate action to re-tenant the property.
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
On December 14, 2010, the Company released the current tenant in its property located in Cumming, Georgia from its obligations under their existing lease, and simultaneously signed a lease with a new tenant under substantially the same terms. The new tenant is an Atlanta, Georgia based hospital system that acquired part of the current tenant’s business, part of which is housed in the Company’s Cumming, Georgia facility. The current tenant is a medical group that continues to lease the remainder of its properties located in Georgia under a master lease. In connection with services provided directly by the Company’s Adviser to the tenant, the tenant paid a real estate advisory fee to the Company’s Adviser, in the amount of $450,000.
On December 30, 2010, the Company extended the lease with the tenant that occupies its property located in Fridley, Minnesota for a period of 10 years, and the tenant has one option to extend the lease for a period of 5 years. The lease was originally set to expire in January 2013 and will now expire in July 2020. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $812,000.
Intangible Assets
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class:

	December 31, 2010		December 31, 2009
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$17,011,466	$(8,362,167)	$15,935,445	$(6,741,817)
Leasing costs	10,763,570	(4,684,857)	10,053,004	(3,832,623)
Customer relationships	17,635,756	(5,616,776)	17,136,501	(4,373,049)

	$45,410,792	$(18,663,800)	$43,124,950	$(14,947,489)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Estimated Amortization Expense
2011	$5,900,964
2012	4,617,520
2013	2,589,117
2014	2,343,203
2015	1,968,738
Thereafter	9,327,450
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
The table below summarizes the components of income from discontinued operations:

	For the year ended December 31,
	2010	2009	2008
Operating revenue	$—	$56,202	$103,501

Operating expense	—	(13,140)	(63,575)

Gain on sale of real estate	—	160,038	—

Income from discontinued operations	$—	$203,100	$39,926

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

7. Mortgage Notes Payable and Line of Credit
The Company’s mortgage notes payable and line of credit as of December 31, 2010 and 2009 are summarized below:

				Stated Interest
				Rate at December
	Date of Issuance/	Principal Maturity		31, 2010	Principal Balance Outstanding
	Assumption	Date		(1)	December 31, 2010	December 31, 2009

Fixed-Rate Mortgage Notes Payable:

	09/15/08	10/01/11	(2)	4.58%	$48,015,000	$48,015,000
	02/21/06	12/01/13		5.91%	9,021,517	9,188,044
	02/21/06	06/30/14		5.20%	18,740,559	19,116,277
	08/25/05	09/01/15		5.33%	20,771,247	21,093,917
	09/12/05	09/01/15		5.21%	12,209,365	12,389,647
	12/21/05	12/08/15		5.71%	18,727,935	18,991,934
	09/06/07	12/11/15		5.81%	4,291,947	4,361,144
	03/29/06	04/01/16		5.92%	17,000,000	17,000,000
	04/27/06	05/05/16		6.58%	13,719,529	14,009,918
	08/29/08	06/01/16		6.80%	6,162,508	6,296,505
	11/22/06	12/01/16		5.76%	13,954,519	14,136,921
	12/22/06	01/01/17		5.79%	21,329,510	21,605,106
	02/08/07	03/01/17		6.00%	13,775,000	13,775,000
	06/05/07	06/08/17		6.11%	14,240,000	14,240,000
	10/15/07	11/08/17		6.63%	15,474,173	15,657,330
	12/15/10	12/10/26		6.63%	10,795,004	—
	03/16/05	04/01/30		6.33%	2,641,650	2,884,908

Total Fixed-Rate Mortgage Notes Payable:					260,869,463	252,761,651

Variable-Rate Line of Credit:	12/28/10	12/27/13		LIBOR +3.00%	27,000,000	33,200,000

Total Mortgage Notes Payable and Line of Credit					$287,869,463	$285,961,651

(1)	The weighted average interest rate on all debt outstanding at December 31, 2010 was approximately 5.43%.

(2)	This note has three annual extension options, which gives the Company the ability to extend the term of the note until October 1, 2013. The first of these options was exercised on September 30, 2010.
Mortgage Notes Payable
As of December 31, 2010, the Company had 17 fixed-rate mortgage notes payable, collateralized by a total of 56 properties. The obligors under each of these notes are wholly-owned separate borrowing entities, which own the real estate collateral. The Company is not a co-borrower, but has limited recourse liabilities that could result from: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property, resulting from a borrower’s gross negligence or willful misconduct. The Company will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of December 31, 2010 was approximately 5.65% and as of December 31, 2009 was approximately 6.00%.
The Company had $48.0 million of balloon principal payments maturing under one of its long-term mortgages in 2010; however, the mortgage has three annual extension options through 2013, and the Company exercised one of these options on September 30, 2010. In connection with the exercise of the option, the interest rate reset from 6.85% to 4.58% through September 30, 2011. At the time of notification of extension, the Company remitted a fee of 0.25% of the outstanding principal balance, or approximately $120,000, which is recorded as a deferred financing cost in the Company’s consolidated balance sheet. The Company also remitted a certification to the lender that its aggregate debt service coverage ratio is not less than 1.2, thus the Company was in compliance with all covenants under the mortgage loan. The interest rate for the two additional extension periods will adjust based upon the 1-year swap rate at the time of extension and a fixed spread of 4.29% and 4.41%, respectively. In addition, one of the buildings pledged as collateral to the $48.0 million mortgage is the building located in South Hadley, Massachusetts, in which the tenant did not renew its lease. The Company has until May 31, 2011 to pay off the portion of the loan allocated to the South Hadley property. The payoff amount is 115% of the allocated loan amount or approximately $2.8 million.
On December 15, 2010, the Company assumed approximately $10.8 million of indebtedness pursuant to a long-term note payable from Modern Woodmen of America, in connection with the Company’s acquisition, on the same date, of a property located in Orange City, Iowa. The note accrues interest at a rate of 6.625% per year, and the Company may not repay this note prior to maturity, or it would be subject to a substantial prepayment penalty. The note matures on December 10, 2026.
The fair market value of all fixed-rate mortgage notes payable outstanding as of December 31, 2010 was approximately $252.6 million, as compared to the carrying value stated above of approximately $260.9 million. The fair market value is calculated based on a discounted cash flow analysis, using interest rates based on Management’s estimate of interest rates on long-term debt with comparable terms.
Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows:

Year	Scheduled principal payments
2011	$51,456,852	(1)
2012	3,792,260
2013	12,616,579
2014	21,251,589
2015	55,082,307
Thereafter	116,669,876

	$260,869,463

(1)	The $48.0 million mortgage note issued in September 2008 was extended September 30, 2010 for one year. The Company expects to exercise additional options to extend the maturity date until October 2013.
Line of Credit
In December 2010, the Company procured a new $50.0 million line of credit, or the New Line of Credit, with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and as an administrative agent and Branch Banking and Trust Company serving as a revolving lender and a letter of credit issuer, which matures on December 28, 2013. The New Line of Credit replaced the Company’s prior $50.0 million senior secured revolving credit facility which was scheduled to mature on December 29, 2010, or the Prior Line of Credit. The New Line of Credit provides for a senior secured revolving credit facility of up to $50.0 million, with a standby letter of credit sublimit of up to $20.0 million. The New Line of Credit is subject to a maximum borrowing base calculation which may, from time to time, affect the maximum amount available to be drawn. The New Line of Credit may, upon satisfaction of certain conditions, be expanded up to $75.0 million. Currently, eight of the Company’s properties are pledged as collateral under its line of credit. The interest rate per annum applicable to the New Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00% depending upon the Company’s leverage. The leverage ratio used in determining the applicable margin for interest on the New Credit Line is recalculated quarterly. The Company will be subject to an annual maintenance fee of 0.25% per year. The Company’s ability to access this source of financing is subject to its continued ability to meet customary lending requirements such as compliance with financial and operating covenants and its meeting certain lending limits. One such covenant requires the Company to limit distributions to its stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. The maximum amount that the Company may currently draw under the New Line of Credit is approximately $38.8 million. Furthermore, those eight properties that are pledged as collateral to the banks are pledged through a perfected first priority lien in the equity interest of the special purpose entity, or SPE, that owns the property. In addition, Gladstone Commercial Limited Partnership, a Delaware limited partnership that owns the SPEs, or the Operating Partnership, is precluded from transferring the SPEs or unconsolidated affiliates to the Company.
If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the released property. Conversely, as the Company purchases new properties meeting the eligibility standards, it may pledge these new properties to obtain additional availability under this agreement. The availability under the line of credit will also be reduced by letters of credit used in the ordinary course of business. The Company may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments.
At December 31, 2010, there was $27.0 million outstanding under the line of credit at an interest rate of approximately 3.3% and approximately $5.9 million outstanding under letters of credit at a weighted average interest rate of approximately 3.0%. At December 31, 2010, the remaining borrowing capacity available under the line of credit was approximately $5.9 million. The Company’s ability to increase the availability under its line of credit is dependent upon it pledging additional properties as collateral. Traditionally, the Company has pledged new properties to the line of credit as it arranges for long-term mortgages for these pledged properties. Currently, only nine of the Company’s properties do not have long-term mortgages, and eight of those are pledged as collateral under its line of credit. Accordingly, the Company has only one property which is unencumbered, and which may be pledged as collateral to increase the borrowing capacity available under the line of credit. The Company was in compliance with all covenants under the New Line of Credit as of December 31, 2010. The amount outstanding on the line of credit as of December 31, 2010 approximates fair market value, because the debt is short-term and variable rate.
8. Stockholders’ Equity
Distributions paid per common share for each of the years ended December 31, 2010, 2009 and 2008 were $1.50, per share. Distributions paid per share of Series A Preferred Stock for each of the years ended December 31, 2010, 2009 and 2008 were approximately $1.94 per share. Distributions paid per share of Series B Preferred Stock for each of the years ended December 31, 2010, 2009 and 2008 were approximately $1.88 per share. Distributions paid per share of senior common stock for the year ended December 31, 2010 were $0.5979 per share. There were no distributions paid to senior common stockholders for either of the years ended December 31, 2009 or 2008, as no senior common stock was outstanding during this period.
For Federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains or return of capital. The characterization of distributions during each of the last three years is reflected in the table below:

			Long-Term Capital
	Ordinary Income	Return of Capital	Gains
Common Stock
For the year ended December 31, 2008	9.26770%	90.73230%	0.00000%
For the year ended December 31, 2009	6.04080%	93.95920%	0.00000%
For the year ended December 31, 2010	15.76540%	84.23460%	0.00000%

Series A Preferred Stock
For the year ended December 31, 2008	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2009	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2010	100.00000%	0.00000%	0.00000%

Series B Preferred Stock
For the year ended December 31, 2008	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2009	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2010	100.00000%	0.00000%	0.00000%
The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

				Outstanding Balance	Outstanding Balance
	Number of		Amount of	of Employee Loans	of Employee Loans
	Options	Strike Price of	Promissory Note	at December 31,	at December 31,	Maturity Date	Interest Rate
Date Issued	Exercised	Options Exercised	Issued to Employees	2010	2009	of Note	on Note
Sep 2004	25,000	$15.00	$375,000	$20,253	$358,405	Sep 2013	5.00%
Apr 2006	12,422	16.10	199,994	4,563	199,994	Apr 2015	7.77%
May 2006	50,000	16.85	842,500	531,417	842,500	May 2016	7.87%
May 2006	15,000	16.10	241,500	—	241,500	May 2016	7.87%
May 2006	2,000	16.10	32,200	32,200	32,200	May 2016	7.87%
May 2006	2,000	16.10	32,200	—	32,200	May 2016	7.87%
May 2006	2,000	15.00	30,000	—	30,000	May 2016	7.87%
Oct 2006	12,000	16.10	193,200	—	193,200	Oct 2015	8.17%
Nov 2006	25,000	15.00	375,000	375,000	375,000	Nov 2015	8.15%

	145,422		$2,321,594	$963,433	$2,304,999

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as full recourse loans to employees and are included in the equity section of the accompanying consolidated balance sheets. As of December 31, 2010, each loan maintained its full recourse status.
On November 4, 2009, the Company entered into an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which it may, from time to time, offer to sell shares of its common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. During the year ended December 31, 2010, the Company raised approximately $3.4 million in net proceeds, through the sale of 192,365 shares of common stock under the Open Market Sale Agreement.
On November 19, 2009, the Company entered into a dealer manager agreement, or the Dealer Manager Agreement, as amended and restated on December 22, 2009, with Halcyon Capital Markets, LLC, or Halcyon, pursuant to which Halcyon agreed to act as its dealer manager in connection with its continuous private offering of up to 3,333,333 shares of its then newly designated unregistered senior common stock at $15.00 per share. Holders of the unregistered senior common stock have the right, but not the obligation, following the fifth anniversary of the issuance of such shares, to exchange any or all of such shares of senior common stock for shares of the Company’s common stock. On October 19, 2010, the Company terminated the private offering of unregistered senior common stock, including the dividend reinvestment plan for the senior common stock. In connection with the termination, the Company wrote-off approximately $1.6 million of fees incurred in relation to the offering. The expenses consisted primarily of legal, accounting and fees paid to Halcyon, and are recorded as professional fees in the Company’s consolidated statement of operations. The Company issued 59,057 shares of unregistered senior common stock pursuant to the private offering and related dividend reinvestment plan. Net proceeds from these sales, after selling commissions and dealer manager fees, were approximately $787,000.
9. Segment Information
The Company’s operations are comprised of two reportable segments. One segment purchases real estate (land, buildings and other improvements), which is simultaneously leased to existing users, and the other segment extends mortgage loans and collects principal and interest payments. As of December 31, 2010, the Company had no mortgage loans receivable outstanding. The amounts included under the “Other” column in the tables below include other income, which consists of interest income from temporary investments and employee loans and any other miscellaneous income earned, and operating and other expenses that were not specifically derived from either operating segment.

The following table summarizes the Company’s consolidated operating results and total assets by segment as of and for the years ended December 31, 2010, 2009 and 2008:

	As of and for the year ended December 31, 2010
	Real Estate	Real Estate
	Leasing	Lending	Other		Total
Operating revenues	$41,507,237	$420,833	$—		$41,928,070
Operating expenses	(14,790,124)	—	(8,624,448	) (1)	(23,414,572)
Other expense	(16,065,957)	—	2,480,367	(2)	(13,585,590)

Net income	$10,651,156	$420,833	$(6,144,081)		$4,927,908

Total Assets	$400,616,254	$—	$9,992,348		$410,608,602

	As of and for the year ended December 31, 2009
	Real Estate	Real Estate
	Leasing	Lending	Other		Total
Operating revenues	$41,848,520	$760,417	$—		$42,608,937
Operating expenses	(14,260,070)	—	(6,280,459	) (1)	(20,540,529)
Other expense	(16,480,535)	—	(1,187,925	) (2)	(17,668,460)
Discontinued operations	203,100	—	—		203,100

Net income	$11,311,015	$760,417	$(7,468,384)		$4,603,048

Total Assets	$399,867,563	$10,000,000	$6,997,810		$416,865,373

	As of and for the year ended December 31, 2008
	Real Estate	Real Estate
	Leasing	Lending	Other		Total
Operating revenues	$39,908,924	$898,573	$—		$40,807,497
Operating expenses	(14,863,138)	—	(4,500,585	) (1)	(19,363,723)
Other expense	(13,769,417)	—	(2,801,336	) (2)	(16,570,753)
Discontinued operations	39,926	—	—		39,926

Net income	$11,316,295	$898,573	$(7,301,921)		$4,912,947

Total Assets	$413,760,683	$10,000,000	$5,338,102		$429,098,785

(1)	Operating expenses includes base management fees, incentive fees, administration fees, professional fees, insurance expense, directors fees, stockholder-related expenses and general and administrative expenses that are not practicable to allocate to either operating segment; thus, these expenses are included in the “Other” column.

(2)	It is not practicable to allocate the interest expense from the line of credit or the short-term loan to either operating segment; thus, the interest is included in the “Other” column.

10. Pro Forma Financial Information (unaudited)
The Company acquired one property during the year ended December 31, 2010. The following table reflects pro-forma condensed consolidated income statements as if the property was acquired as of the beginning of the periods presented:

	For the year ended December 31,
	2010	2009
Operating Data:
Total operating revenue	$43,031,138	$43,712,005
Total operating expenses	(23,997,882)	(21,123,839)
Other expense	(14,142,012)	(18,224,883)

Income from continuing operations	4,891,244	4,363,283
Dividends attributable to preferred and senior common stock	(4,113,800)	(4,093,750)

Net income available from continuing operations to common stockholders	$777,444	$269,533

Share and Per Share Data:
Basic net income from continuing operations	$0.09	$0.03
Diluted net income from continuing operations	$0.09	$0.03
Weighted average shares outstanding-basic	8,576,303	8,563,264
Weighted average shares outstanding-diluted	8,601,153	8,563,264
11. Quarterly Financial Information (unaudited)
The following table reflects the quarterly results of operations for the years ended December 31, 2010 and 2009.

	Quarter ended March	Quarter ended June	Quarter ended	Quarter ended
	31, 2010	30, 2010	September 30, 2010	December 31, 2010
Operating revenues	$10,684,976	$10,681,387	$10,334,413	$10,227,294
Operating expenses	5,360,386	5,350,201	7,282,219	5,421,766
Other expense	(4,238,257)	(4,324,735)	(1,023,942)	(3,998,656)

Income from continuing operations	1,086,333	1,006,451	2,028,252	806,872
Discontinued operations	—	—	—	—

Net income	1,086,333	1,006,451	2,028,252	806,872
Dividends attributable to preferred and senior common stock	(1,023,438)	(1,023,812)	(1,027,719)	(1,038,831)

Net income available to common stockholders	62,895	(17,361)	1,000,533	(231,959)

Net income available to common stockholders — basic	$0.01	$0.00	$0.12	$(0.04)
Net income available to common stockholders — diluted	$0.01	$0.00	$0.12	$(0.04)

Weighted average shares outstanding — basic	8,558,664	8,545,264	8,562,777	8,637,981
Weighted average shares outstanding — diluted	8,558,664	8,546,529	8,577,173	8,688,900

	Quarter ended March	Quarter ended June	Quarter ended	Quarter ended
	31, 2009	30, 2009	September 30, 2009	December 31, 2009
Operating revenues	$10,658,176	$10,651,489	$10,657,094	$10,642,178
Operating expenses	5,165,052	5,181,837	5,069,018	5,124,622
Other expense	(4,421,393)	(4,373,632)	(4,473,194)	(4,400,241)

Income from continuing operations	1,071,731	1,096,020	1,114,882	1,117,315
Discontinued operations	17,838	20,916	164,108	238

Net income	1,089,569	1,116,936	1,278,990	1,117,553
Distributions attributable to preferred stock	(1,023,437)	(1,023,437)	(1,023,437)	(1,023,439)

Net income available to common stockholders	66,132	93,499	255,553	94,114

Net income available to common stockholders — basic & diluted	$0.01	$0.01	$0.03	$0.01

Weighted average shares outstanding — basic & diluted	8,563,264	8,563,264	8,563,264	8,563,264
12. Subsequent Events
On January 11, 2011 the Company’s Board of Directors declared a cash distribution of $0.125 per share of common stock, $0.1614583 per share of the Series A Preferred Stock, $0.15625 per share of the Series B Preferred Stock, and $0.0875 per share of the Senior common stock for each of the months of January, February and March of 2011. Monthly distributions will be payable on January 31, 2011, February 28, 2011 and March 31, 2011, respectively, to stockholders of record as of the close of business on January 21, 2011, February 21, 2011 and March 21, 2011, respectively for shares of common stock and preferred stock Series A and Series B. Monthly distributions to senior common stockholders will be payable on the February 7, 2011, March 7, 2011, and April 6, 2011.
On January 31, 2011, the Company extended the lease with its tenant occupying its properties located in Decatur, Georgia, Lawrenceville, Georgia, Snellville, Georgia, Covington, Georgia, and Conyers, Georgia. The lease covering all of these properties was extended for an additional five year period, thereby extending the lease until December 2031. The lease was originally set to expire in December 2026. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.6 million. Furthermore, the lease grants the tenant four options to extend the lease for a period of five years each.
On February 2, 2011, the Company sold 725,000 shares of its common stock at $18.35 per share in an underwritten public offering of its common stock. The Company also granted the underwriters a 30-day option to purchase up to 108,750 shares of common stock on the same terms and conditions to cover over-allotments, if any. On February 11, 2011 the underwriters executed their option to purchase an additional

108,750 shares of common stock. The net proceeds after deducting the underwriting discount and estimated offering expenses were approximately $14.3 million. The Company used the proceeds of the offering to repay a portion of the outstanding balance under its New Line of Credit.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

		Initial Cost			Total Cost
				Costs Capitalized
			Buildings &	Subsequent to		Buildings &		Accumulated	Net Real	Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total(1)	Depreciation(2)	Estate	Acquired
Raleigh, North Carolina Office Building	$4,940,000	$960,000	$4,480,772	$—	$960,000	$4,480,772	$5,440,772	$1,224,039	$4,216,733	12/23/2003
Canton, Ohio Office & Warehouse Building	2,861,267	186,739	3,082,007	—	186,739	3,082,007	3,268,746	608,863	2,659,883	1/30/2004
Akron, Ohio Office & Laboratory Building	7,332,602	1,974,000	6,769,565	284,926	1,974,000	7,054,491	9,028,491	1,189,088	7,839,403	4/29/2004
Charlotte, North Carolina Office Building	6,802,185	741,296	8,423,389	59,190	741,296	8,482,579	9,223,875	1,434,701	7,789,174	6/30/2004
Canton, North Carolina Commercial & Manufacturing Building	2,641,649	150,000	5,050,000	—	150,000	5,050,000	5,200,000	838,882	4,361,118	7/6/2004
Snyder Township, Pennsylvania Commercial & Warehouse Building	5,544,454	100,000	6,573,902	156,129	100,000	6,730,031	6,830,031	1,090,252	5,739,779	8/5/2004
Lexington, North Carolina Commercial & Warehouse Building	2,809,628	819,760	2,106,845	6,637	819,760	2,113,479	2,933,239	347,677	2,585,562	8/5/2004
Austin, Texas Office Building	6,500,000	1,000,000	6,295,794	46,095	1,000,000	6,341,889	7,341,889	1,047,193	6,294,696	9/16/2004
Mt. Pocono, Pennsylvania Commercial & Manufacturing Building	5,179,012	350,000	5,818,703	18,430	350,000	5,837,133	6,187,133	942,959	5,244,174	10/15/2004
San Antonio, Texas Flexible Office Building	7,080,146	843,000	7,513,750	22,673	843,000	7,536,423	8,379,423	1,503,338	6,876,085	2/10/2005
Columbus, Ohio Industrial Building	2,695,221	410,000	2,385,108	—	410,000	2,385,108	2,795,108	363,906	2,431,202	2/10/2005
Big Flats, New York Industrial Building	5,630,000	275,000	6,459,318	33,666	275,000	6,492,984	6,767,984	957,299	5,810,685	4/15/2005
Wichita, Kansas Office Building	8,316,687	1,525,000	9,702,731	67,611	1,525,000	9,770,342	11,295,342	1,492,116	9,803,226	5/18/2005
Arlington, Texas Warehouse & Bakery Building	4,064,745	635,964	3,694,876	45,003	635,964	3,739,879	4,375,843	553,942	3,821,901	5/26/2005
Dayton, Ohio Office Building	2,015,496	525,000	1,876,992	119,736	525,000	1,996,728	2,521,728	402,992	2,118,736	6/30/2005
Eatontown, New Jersey Office Building	4,580,000	1,350,630	3,520,062	306,681	1,350,630	3,826,743	5,177,373	572,203	4,605,170	7/7/2005
Frankling Township, New Jersey Office & Warehouse Building	6,790,000	1,631,534	6,199,849	—	1,631,534	6,199,849	7,831,383	872,739	6,958,644	7/11/2005
Duncan, South Carolina Office & Warehouse Building	11,188,012	783,212	10,790,451	2,033,148	783,212	12,823,599	13,606,811	1,704,745	11,902,065	7/14/2005
Duncan, South Carolina Manufacturing Building	2,781,050	194,686	2,682,227	—	194,686	2,682,227	2,876,913	423,756	2,453,158	7/14/2005
Hazelwood, Missouri Office & Warehouse Building	2,360,000	763,178	2,309,058	29,962	763,178	2,339,020	3,102,198	339,523	2,762,675	8/5/2005

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2010

		Initial Cost			Total Cost
				Costs Capitalized
			Buildings &	Subsequent to		Buildings &		Accumulated	Net Real	Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total (1)	Depreciation (2)	Estate	Acquired
Angola, Indiana Industrial Building	$584,212	$65,780	$1,074,758	$—	$65,780	$1,074,758	$1,140,538	$130,045	$1,010,493	9/2/2005
Angola, Indiana Industrial Building	1,168,415	131,559	1,129,874	—	131,559	1,129,874	1,261,433	260,088	1,001,345	9/2/2005
Rock Falls, Illinois Industrial Building	311,574	35,082	1,113,340	—	35,082	1,113,341	1,148,423	69,356	1,079,067	9/2/2005
Newburyport, Massachusetts Industrial Building	6,684,145	628,690	6,504,056	1,846,895	628,690	8,350,951	8,979,641	1,001,587	7,978,054	10/17/2005
Clintonville, Wisconsin Industrial Manufacturing Building	3,338,643	54,674	4,717,090	—	54,674	4,717,090	4,771,764	643,190	4,128,574	10/31/2005
Maple Heights, Ohio Industrial Building	10,488,260	1,608,976	10,065,475	1,123,464	1,608,976	11,188,940	12,797,916	1,610,048	11,187,868	12/21/2005
Richmond, Virginia Industrial Building	5,275,000	735,820	5,335,863	36,437	735,820	5,372,300	6,108,120	742,177	5,365,943	12/30/2005
Toledo, Oho Industrial Building	2,929,073	263,068	2,811,801	39,916	263,068	2,851,717	3,114,785	435,452	2,679,333	12/30/2005
South Hadley, Massachusetts Industrial Building	2,418,750	470,636	2,765,376	10,000	470,636	2,775,376	3,246,012	346,479	2,899,533	2/15/2006
Champaign, Illinois Office Building	1,699,941	686,979	2,035,784	10,546	686,979	2,046,330	2,733,309	286,905	2,446,405	2/21/2006
Champaign, Illinois Office Building	3,333,217	1,347,017	3,991,733	—	1,347,017	3,991,733	5,338,750	562,558	4,776,192	2/21/2006
Champaign, Illinois Office Building	2,083,261	841,886	2,494,833	—	841,886	2,494,833	3,336,719	351,599	2,985,120	2/21/2006
Champaign, Illinois Office Building	1,905,100	769,888	2,281,475	—	769,888	2,281,475	3,051,363	321,530	2,729,833	2/21/2006
Roseville, Minnesota Office Building	18,740,559	2,587,757	25,290,127	—	2,587,757	25,290,126	27,877,883	3,842,042	24,035,841	2/21/2006
Burnsville, Minnesota Office Building	11,716,292	3,510,711	8,746,407	—	3,510,711	8,746,407	12,257,118	1,380,881	10,876,237	5/10/2006
Menomonee Falls, Wisconsin Industrial Building	6,940,000	624,700	6,910,616	—	624,700	6,910,616	7,535,316	810,716	6,724,600	6/30/2006
Baytown, Texas Office Building	2,000,000	221,314	2,443,469	—	221,314	2,443,469	2,664,783	323,500	2,341,283	7/11/2006
Sterling Heights, Michigan Industrial Building	—	2,734,887	8,606,190	12,676	2,734,887	8,618,866	11,353,753	944,550	10,409,203	9/22/2006
Birmingham, Alabama Industrial Building	—	611,597	2,325,761	—	611,597	2,325,761	2,937,358	259,784	2,677,574	9/29/2006
Montgomery, Alabama Industrial Building	—	221,965	844,081	—	221,965	844,081	1,066,046	94,283	971,764	9/29/2006

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2010

		Initial Cost			Total Cost
				Costs Capitalized
			Buildings &	Subsequent to		Buildings &		Accumulated	Net Real	Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total (1)	Depreciation (2)	Estate	Acquired
Columbia, Missouri Industrial Building	$—	$145,988	$555,157	$—	$145,988	$555,158	$701,146	$62,010	$639,135	9/29/2006
Mason, Ohio Office Building	5,400,000	797,274	6,258,344	47,471	797,274	6,305,815	7,103,089	810,732	6,292,357	1/5/2007
Raleigh, North Carolina Industrial Building	5,470,120	1,605,551	5,513,353	—	1,605,551	5,513,353	7,118,904	561,261	6,557,643	2/16/2007
Tulsa, Oklahoma Manufacturing Building	—	—	14,057,227	—	—	14,057,227	14,057,227	1,619,901	12,437,326	3/1/2007
Hialeah, Florida Industrial Building	—	3,562,452	6,671,600	35,000	3,562,452	6,706,600	10,269,055	658,492	9,610,563	3/9/2007
Tewksbury, Massachusetts Industrial Building	—	1,394,902	8,893,243	—	1,394,822	8,893,243	10,288,065	894,631	9,393,434	5/17/2007
Mason, Ohio Retail Building	4,825,041	1,201,338	4,960,987	—	1,201,338	4,960,987	6,162,325	450,106	5,712,219	7/1/2007
Cicero, New York Industrial Building	4,291,947	299,066	5,018,628	—	299,066	5,018,628	5,317,694	427,155	4,890,539	9/6/2007
Grand Rapids, Michigan Office Building	9,225,000	1,629,270	10,500,066	—	1,629,270	10,500,066	12,129,336	950,445	11,178,891	9/28/2007
Bollingbrook, Illinois Industrial Building	4,968,750	1,271,543	5,003,124	—	1,271,543	5,003,124	6,274,667	445,792	5,828,875	9/28/2007
Decatur, Georgia Office Building	—	784,188	3,245,281	—	784,188	3,245,281	4,029,469	266,885	3,762,585	12/13/2007
Decatur, Georgia Office Building	1,117,698	204,807	847,573	—	204,807	847,573	1,052,380	69,703	982,677	12/13/2007
Decatur, Georgia Office Building	1,403,002	257,086	1,063,925	—	257,086	1,063,925	1,321,011	87,495	1,233,516	12/13/2007
Lawrenceville, Georgia Office Building	3,704,723	678,854	2,809,365	—	678,854	2,809,365	3,488,219	231,036	3,257,183	12/13/2007
Snellville, Georgia Office Building	961,622	176,208	729,217	—	176,208	729,217	905,425	59,969	845,456	12/13/2007
Covington, Georgia Office Building	1,265,292	231,852	959,496	—	231,852	959,496	1,191,348	78,907	1,112,440	12/13/2007
Cumming, Georgia Office Building	4,028,089	738,107	3,054,580	—	738,107	3,054,580	3,792,687	251,202	3,541,484	12/13/2007
Conyers, Georgia Office Building	1,619,574	296,771	1,228,155	—	296,771	1,228,155	1,524,926	101,001	1,423,925	12/13/2007
Reading, Pennsylvania Industrial Building	5,257,500	490,646	6,202,376	—	490,646	6,202,376	6,693,022	466,134	6,226,888	1/29/2008
Fridley, Minnesota Office Building	—	1,354,233	8,073,526	—	1,354,233	8,073,526	9,427,759	892,652	8,535,107	2/26/2008
Concord Township, Ohio Industrial Building	—	1,796,467	11,154,123	—	1,786,212	11,154,123	12,940,335	846,077	12,094,258	3/31/2008

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

		Initial Cost			Total Cost
				Costs Capitalized
			Buildings &	Subsequent to		Buildings &		Accumulated	Net Real	Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total (1)	Depreciation (2)	Estate	Acquired
Pineville, North Carolina Industrial Building	$2,145,000	$669,025	$3,028,320	$6,000	$669,025	$3,034,322	$3,703,345	$213,759	$3,489,586	4/30/2008
Marietta, Ohio Industrial Building	4,500,000	829,014	6,607,265	—	829,014	6,607,265	7,436,279	400,169	7,036,110	8/29/2008
Chalfont, Pennsylvania Industrial Building	6,162,508	1,249,415	6,419,607	—	1,249,415	6,419,607	7,669,022	464,665	7,204,357	8/29/2008
Orange City, Iowa Office and Warehouse Building	10,795,003	132,100	9,382,794		132,100	9,382,794	9,514,894	22,296	9,492,598	12/7/2010

	$260,869,463	$55,168,142	$339,460,840	$6,398,293	$55,157,807	$345,859,133	$401,016,940	$43,659,456	$357,357,484

(1)	The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land and building improvements.

(2)	Depreciable life of all buildings is 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Balance at beginning of period	$390,753,892	$390,562,138	$340,500,406
Acquisitions during period	8,900,830	—	47,874,020
Improvements or other additions	1,362,218	1,139,711	2,187,712
Dispositions during period	—	(947,957)	—

Balance at end of period	$401,016,940	$390,753,892	$390,562,138

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Balance at beginning of period	$34,111,952	$24,757,576	$15,738,634
Additions during period	9,547,504	9,445,768	9,018,942
Dispositions during period	—	(91,392)	—

Balance at end of period	$43,659,456	$34,111,952	$24,757,576

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2010

Principal Amount of
Loans Subject to
Delinquent
Location and Type						Face Amount of	Carrying Amount of	Principal or
of Real Estate	Type of Loan	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Lien	Mortgage	Mortgage(1)	Interest
McLean, Virginia; Office Property	First Mortgage	1 month LIBOR +6%; Floor of 7.5%, Ceiling of 10%	5/30/2017	Monthly payment based upon a 24 year amortization term, which changes based on LIBOR, with a floor of 7.5% and a ceiling of 10%. Payments are interest only until June 2011. Balloon payment at maturity is $8,221,344.	—	$10,000,000	$—	$—

						$10,000,000	$—

(1)	The mortgage loan was repaid in full on July 22, 2010.
The following table reconciles the change in the balance of mortgage loans on real estate during the years ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Balance at beginning of period	$10,000,000	$10,000,000	$10,000,000
Collections of principal	(10,000,000)	—	—

Balance at end of period	$—	$10,000,000	$10,000,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Management’s Annual Report on Internal Control Over Financial Reporting
Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.
c) Attestation Report of the Registered Public Accounting Firm
Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.
d) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2010. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2011 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2011Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
a. DOCUMENTS FILED AS PART OF THIS REPORT
1. The following financial statements are filed herewith:
Report of Management on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements
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

3.1.1
Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A12G (File No. 000-50363), filed January 19, 2006.

3.1.2
Articles of Amendment to Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 99.1 of Form 8-K, filed on April 13, 2006.

3.1.3
Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A12B (File No. 000-50363), filed October 19, 2006.

3.1.4	Articles of Amendment to Articles of Amendment and Restatement to Articles of Incorporation, incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q, filed July 30, 2009.

3.1.5	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed March 19, 2010.

3.1.6	Articles Supplementary, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed September 9, 2010.

3.1.7	Articles Supplementary, incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed September 9, 2010.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2.1	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed July 10, 2007.

4.1
Form of Certificate for Common Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2
Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3
Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A12B (File No. 001-33097), filed October 19, 2006.

10.1
Real Property Purchase and Sale Agreement (Canada) between 3058348 Nova Scotia Company, 3058349 Nova Scotia Company and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.4 to the Form 10-K (File No. 000-50363), filed March 8, 2005

Exhibit Number	Exhibit Description
10.2
Real Property Purchase and Sale Agreement (United States) between PBC— Pocono, L.L.C., PBC— Norfolk, L.L.C. and Gladstone Commercial Limited Partnership, dated August 11, 2004, incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-50363), filed March 8, 2005.

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

10.10
First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 1, 2006.

10.11
Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.20 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.12
Assumption Agreement between Stonewater Dox Funding LLC, Stonewater Funding, LLC, ACI06 Champaign IL LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.21 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.13
Promissory Note Secured by Mortgage between Stonewater Dox Funding LLC and Wells Fargo Bank, National Association, dated as of November 21, 2003, incorporated by reference to Exhibit 10.22 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

Exhibit Number	Exhibit Description
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

10.15
Mortgage, Assignment of Rents and Security Agreement between Stonewater Funding LLC and Greenwich Capital Financial Products, Inc. dated as of May 12, 2004, incorporated by reference to Exhibit 10.24 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.16
Loan Assumption Agreement between Stonewater UIS Funding LLC, Stonewater Funding, LLC, and UC06 Roseville MN LLC, Gladstone Commercial Corporation and LaSalle Bank National Association, dated as of February 21, 2006, incorporated by reference to Exhibit 10.25 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

10.17
Promissory Note between Stonewater UIS Funding LLC and Greenwich Capital Financial Products, Inc. dated as of May 12, 2004, incorporated by reference to Exhibit 10.26 of the Current Report on Form 8-K (File No. 000-50363), filed February 24, 2006.

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

10.21
Custodial Service Agreement and Fee Schedule between Branch Banking and Trust Company of Virginia, and Gladstone Commercial Corporation, dated as of May 1, 2006, incorporated by reference to Exhibit 10.33 of the Quarterly Report on Form 10-Q (File No. 000-50363), filed August 8, 2006.

10.22
Gladstone Commercial Limited Partnership Schedule 4.2(a)(2) to First Amended and Restated Agreement of Limited Partnership Designation of 7.50% Series B Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed October 25, 2006.

Exhibit Number	Exhibit Description
10.23
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

10.26
Promissory Note First Park Ten COCO San Antonio, L.P., SLEE Grand Prairie, L.P. and OB Midway NC Gladstone Commercial LLC and CIBC Inc., dated as of November 22, 2006, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-33097), filed November 28, 2006.

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

10.29
Mortgage, Assignment of Leases and Rents and Security Agreement between TCI06 Burnsville MN LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-33097), filed December 28, 2006.

10.30
Promissory Note between HMBF05 Newburyport MA LLC, SVMMC05 Toledo OH LLC and TCI06 Burnsville MN LLC and CIBC Inc., dated as of December 22, 2006, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-33097), filed December 28, 2006.

10.31
Amended and Restated Investment Advisory Agreement between Gladstone Commercial Corporation and Gladstone Management Corporation, dated January 1, 2007 incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 001-33097), filed January 3, 2007 (renewed on July 8, 2009).

10.32
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

Exhibit Number	Exhibit Description
10.34
Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed April 29, 2010.

10.35
Gladstone Commercial Limited Partnership Schedule 4.2(a)(3) to First Amended and Restated Agreement of Limited Partnership; Designation of Senior Common Units, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed April 29, 2010.

10.36
Amended and Restated Dealer Manager Agreement, dated December 22, 2009, by and between Gladstone Commercial Corporation and Halcyon Capital Markets, LLC, incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K (File No. 001-33097), filed on February 24, 2010.

10.37
Amended and Restated Dealer Manager Agreement, effective as of December 22, 2009, by and between Gladstone Commercial Corporation and Halcyon Capital Markets, LLC, incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K (File No. 001-33097), filed on February 24, 2010.

10.38
Credit Agreement, dated as of December 28, 2010, by and among Gladstone Commercial Limited Partnership, Gladstone Commercial Corporation, each of the financial institutions initially a signatory thereto together with their successors and assignees under Section 12.6 thereof and Capital One, N.A., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed December 30, 2010.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this Report.

12	Statements re: computation of ratios (included in Selected Financial Data contained in this Form 10-K).

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

Gladstone Commercial Corporation
Date: March 8, 2011	By:	/s/ Danielle Jones
Danielle Jones Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 8, 2011	By:	/s/ David Gladstone

David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: March 8, 2011	By:	/s/ Terry Lee Brubaker

Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: March 8, 2011	By:	/s/ George Stelljes III

George Stelljes III President, Chief Investment Officer and Director

Date: March 8, 2011	By:	/s/ Danielle Jones

Danielle Jones Chief Financial Officer (principal financial and accounting officer)

Date: March 8, 2011	By:	/s/ David A.R. Dullum

David A.R. Dullum Director

Date: March 8, 2011	By:	/s/ Anthony W. Parker

Anthony W. Parker Director

Date: March 8, 2011	By:	/s/ Michela A. English

Michela A. English Director

Date: March 8, 2011	By:	/s/ Paul Adelgren

Paul Adelgren Director

Date: March 8, 2011	By:	/s/ John Outland

John Outland Director

Date: March 8, 2011	By:	/s/ Gerard Mead

Gerard Mead Director

Date: March 8, 2011	By:	/s/ John Reilly

John Reilly Director