Form 10-Q
period 2011-03-31
GLADSTONE COMMERCIAL CORP
filed 2011-05-02
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of April 29, 2011 was 9,571,379.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
MARCH 31, 2011

Gladstone Commercial Corporation
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Real estate, at cost	$397,873	$401,017
Less: accumulated depreciation	46,049	43,659

Total real estate, net	351,824	357,358

Lease intangibles, net	29,431	26,747
Cash and cash equivalents	14,323	7,062
Restricted cash	2,733	2,288
Funds held in escrow	2,899	2,621
Deferred rent receivable	10,655	10,373
Deferred financing costs, net	3,105	3,326
Other assets	1,178	834

TOTAL ASSETS	$416,148	$410,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$260,032	$260,869
Borrowings under line of credit	20,900	27,000
Deferred rent liability	3,025	2,276
Asset retirement obligation liability	3,101	3,063
Accounts payable and accrued expenses	2,070	2,683
Due to Adviser (1)	952	965
Other liabilities	2,646	2,378

Total Liabilities	292,726	299,234

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2	2
Senior common stock, $0.001 par value; 7,500,000 shares authorized and 59,057 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value, 40,200,000 shares authorized and 9,571,379 and 8,724,613 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	10	9
Additional paid in capital	188,819	174,261
Notes receivable — employees	(432)	(963)
Distributions in excess of accumulated earnings	(64,977)	(61,934)

Total Stockholders’ Equity	123,422	111,375

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$416,148	$410,609

(1)	Refer to Note 2 Related-Party Transactions
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	For the three months ended March 31,
	2011	2010
Operating revenues
Rental income	$10,435	$10,415
Interest income from mortgage note receivable	—	188
Tenant recovery revenue	84	82

Total operating revenues	10,519	10,685

Operating expenses
Depreciation and amortization	3,370	3,322
Property operating expenses	297	244
Due diligence expense	(138)	22
Base management fee (1)	352	313
Incentive fee (1)	832	846
Administration fee (1)	256	232
General and administrative	454	381

Total operating expenses before credits from Adviser	5,423	5,360

Credit to incentive fee	(486)	—

Total operating expenses	4,937	5,360

Other income (expense)
Interest income — employee loans	10	43
Other income	44	3
Interest expense	(4,156)	(4,285)

Total other expense	(4,102)	(4,239)

Net income	1,480	1,086

Distributions attributable to preferred stock	(1,023)	(1,023)
Distributions attributable to senior common stock	(15)	—

Net income available to common stockholders	$442	$63

Earnings per weighted average share of common stock
Basic	$0.05	$0.01

Diluted	$0.05	$0.01

Weighted average shares of common stock outstanding
Basic	9,258	8,559

Diluted	9,310	8,559

Earnings per weighted average share of senior common stock	$0.25	$0.00

Weighted average shares of senior common stock outstanding — basic	59	0

(1)	Refer to Note 2 Related-Party Transactions
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,480	$1,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,370	3,322
Amortization of deferred financing costs	231	272
Amortization of deferred rent asset and liability, net	(176)	(180)
Amortization of discount on assumed debt	33	—
Asset retirement obligation expense	38	37
Increase in other assets	(44)	(430)
Increase in deferred liability	988	—
Increase in deferred rent receivable	(344)	(447)
Decrease in accounts payable, accrued expenses, and amount due Adviser	(626)	(287)
(Decrease) increase in other liabilities	(209)	216

Net cash provided by operating activities	4,741	3,589

Cash flows from investing activities:
Real estate investments	(521)	(342)
Leasing commissions paid	—	(4)
Receipts from lenders for reserves held in escrow	187	404
Payments to lenders for reserves held in escrow	(465)	(482)
Increase in restricted cash	(445)	(324)
Deposits on future acquisitions	(300)	—
Deposits refunded	—	250

Net cash used in investing activities	(1,544)	(498)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,543	—
Offering costs	(984)	—
Principal repayments on mortgage notes payable	(837)	(644)
Principal repayments on employee notes receivable	531	43
Borrowings from line of credit	19,200	4,200
Repayments on line of credit	(25,300)	(2,500)
Receipts from tenants for reserves	526	525
Payments to tenants from reserves	(30)	(202)
Decrease in security deposits	(51)	—
Payments for deferred financing costs	(11)	(50)
Distributions paid for common, senior common and preferred	(4,523)	(4,232)

Net cash provided by (used in) financing activities	4,064	(2,860)

Net increase in cash and cash equivalents	7,261	231

Cash and cash equivalents, beginning of period	7,062	3,096

Cash and cash equivalents, end of period	$14,323	$3,327

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION

Forfeiture of common stock in satisfaction of employee note receivable	$—	$244

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except per Share Data or Unless Otherwise Indicated)
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
Interim Financial Information
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 8, 2011.
Out of Period Adjustment
During the three months ended March, 31 2011, the Company recorded adjustments to due diligence expense, depreciation and amortization expense and to certain balance sheet accounts in connection with the property the Company acquired in December 2010. As a result of these errors, the Company understated net income by $250 for the year ended December 31, 2010, or $0.03 per share. The Company concluded that these adjustments were not material to the 2010 results of operations nor are they expected to be material to the full year 2011 results. As such, these adjustments were recorded during the three months ended March 31, 2011.
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
Reclassifications
Certain amounts on the consolidated statements of operations from prior years’ financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.
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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, was $2,390 and $2,391 for the three months ended March 31, 2011 and 2010, respectively.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $63 for each of the three months ended March 31, 2011 and 2010, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $239 for the three months ended March 31, 2011, and $243 for the three months ended March 31, 2010.
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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets, was $980 and $931 for the three months ended March 31, 2011 and 2010, respectively.
Impairment
The Company accounts for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires the Company to periodically review the carrying value of each property to determine if circumstances indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the Company will write down the carrying value of the property to its estimated fair value. There have been no impairments recognized on real estate assets in the Company’s history.
In light of current economic conditions, the Company evaluated its entire portfolio as of March 31, 2011 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. In performing the analysis, the Company considered such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether the fair value of the real estate has decreased. The Company concluded that none of its properties were impaired, and will continue to monitor its portfolio for any indicators that may change this conclusion.
Cash and Cash Equivalents
The Company considers cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. All of the Company’s cash and cash equivalents at March 31, 2011 were held in the custody of three financial institutions, and the Company’s balance at times may exceed federally insurable limits.
Restricted Cash
Restricted cash consists of security deposits and funds held in escrow for certain tenants. These funds will be released to the tenants upon completion of agreed upon tasks, as specified in the lease agreements, mainly consisting of maintenance and repairs on the buildings and upon receipt by the Company of evidence of insurance and tax payments.
Funds Held in Escrow
Funds held in escrow consist of funds held by certain of the Company’s lenders for properties held as collateral by these lenders. These funds will be released to the Company upon completion of agreed upon tasks, as specified in the mortgage agreements, mainly consisting of maintenance and repairs on the buildings, and when evidence of insurance and tax payments has been submitted to the lenders.
Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. The Company made payments of $11 and $50 for deferred financing costs during the three months ended March 31, 2011 and 2010, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $231 and $272 for the three months ended March 31, 2011 and 2010, respectively.
Obligation Under Capital Lease
In conjunction with the Company’s acquisition of a building in Fridley, Minnesota in February 2008, the Company acquired a ground lease on the parking lot of the building, which had a purchase obligation to acquire the land under the ground lease at the end of the term in April 2014 for $300. In accordance with ASC 840-10-25, “Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding present value of the obligation under the capital lease. The Company recorded total interest expense related to the accretion of the capital lease obligation of $3 for each of the three months ended March 31, 2011 and 2010, respectively.
Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of the Company’s leases contain rental increases at specified intervals. The Company recognizes such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an allowance for uncollectable accounts or records a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded as of March 31, 2011.

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
Asset Retirement Obligations
ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted over the life of the leases for the respective properties. There were no liabilities accrued during the three months ended March 31, 2011 and 2010, as no acquisitions were made during those periods and no events occurred that would require an adjustment to the Company’s original estimate. The Company also recorded expenses of $38 and $37 during the three months ended March 31, 2011 and 2010 respectively, related to the cumulative accretion of the obligation.
Stock Issuance Costs
The Company accounts for stock issuance costs in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities should be deferred and charged against the gross proceeds of the offering. Accordingly, the Company records costs incurred related to its ongoing equity offerings to other assets on its consolidated balance sheet and ratably applies these amounts to the cost of equity as stock is issued. If an equity offering is subsequently terminated and there are amounts remaining in other assets that have not been allocated to the cost of the offering, the remaining amounts are recorded as an expense on the consolidated statement of operations.
2. Related-Party Transactions

The Company is externally managed pursuant to contractual arrangements with its Adviser and Gladstone Administration, LLC (the “Administrator”), which collectively employ all of the Company’s personnel and pay their salaries, benefits, and general expenses directly. The Company has an advisory agreement with its Adviser (the “Advisory Agreement”) and an administration agreement with its Administrator (the “Administration Agreement”). The management services and administrative fees under the Advisory and Administration Agreements are described below. As of March 31, 2011 and December 31, 2010, respectively, $952 and $965 were due to the Adviser.
Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock (“common stockholders’ equity”), and an incentive fee based on funds from operations (“FFO”). For the three months ended March 31, 2011 and 2010 the Company recorded a base management fee of $352 and $313, respectively.
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
For the three months ended March 31, 2011 and 2010 the Company recorded an incentive fee of $832 and $846, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of $486 and $0, respectively, resulting in a net incentive fee for the three months ended March 31, 2011 and 2010, of $346 and $846, respectively. The board of directors of the Company accepted the Adviser’s offer to waive on a quarterly basis a portion of the incentive fee for the three months ended March 31, 2011 in order to support the current level of distributions to the Company’s stockholders. This waiver may not be recouped by the Adviser in the future. There was no waiver to the incentive fee for the three months ended March 31, 2010.
Administration Agreement
Pursuant to the Administration Agreement, the Company pays for its allocable portion of the Administrator’s overhead expenses in performing its obligations to the Company, including, but not limited to, rent and the salaries and benefits of its personnel, including its chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three months ended March 31, 2011 and 2010 the Company recorded an administration fee of $256 and $232, respectively.
Dealer Manager Agreement
In connection with the offering of the Company’s Senior Common Stock, see Note 6, “Stockholders’ Equity,” for further details, the Company entered into a Dealer Manager Agreement, dated March 25, 2011 (the “Dealer Manager Agreement”), with Gladstone Securities, LLC (the “Dealer Manager”) pursuant to which the Dealer Manager agreed to act as the Company’s exclusive dealer manager in connection with the offering. The Dealer Manager is an affiliate of the Company as its parent company is controlled by Mr. David Gladstone, the Company’s Chairman and Chief Executive Officer. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares Senior Common Stock sold. The Dealer Manager, in its sole and absolute discretion, may reallow all of its selling commissions attributable to a participating broker-dealer and may also reallow a portion of its Dealer Manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, the Company has agreed to indemnify the Dealer Manager against various liabilities, including certain liabilities arising under the federal securities laws.
3. Earnings per Share of Common Stock
The following tables set forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2011 and 2010. The Company computed basic earnings per share for the three months ended March 31, 2011 and 2010 using the weighted average number of shares outstanding during the periods. Diluted earnings per share for the three months ended March 31, 2011, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance.

	For the three months ended March 31,
	2011	2010
Calculation of basic earnings per share of common stock:

Net income available to common stockholders	$442	$63

Denominator for basic weighted average shares of common stock	9,258	8,559

Basic earnings per share of common stock	$0.05	$0.01

Calculation of diluted earnings per share of comon stock:

Net income available to common stockholders	$442	$63
Add: Income impact of assumed conversion of senior common stock	15	—

Net income available to common stockholders plus assumed conversions	$457	$63

Denominator for basic weighted average shares of common stock	9,258	8,559
Effect of convertible senior common stock	52	—

Denominator for diluted weighted average shares of common stock	9,310	8,559

Diluted earnings per share of common stock	$0.05	$0.01

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of March 31, 2011 and December 31, 2010. Certain amounts allocated to investments in real estate were reclassified to intangible assets during the quarter, resulting in a decrease in total real estate investments from December 31, 2010. See Note 1, “Organization and Significant Accounting Policies — Out of Period Adjustment,” for further explanation:

	March 31, 2011		December 31, 2010
Real estate:
Land	$55,284	(1)	$55,158	(1)
Building and improvements	331,865		335,576
Tenant improvements	10,724		10,283
Accumulated depreciation	(46,049)		(43,659)

Real estate, net	$351,824		$357,358

(1)	Includes land held under a capital lease carried at $1,100.
Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2011 and each of the five succeeding fiscal years and thereafter is as follows:

Tenant
Year	Lease Payments
Nine months ending December 31, 2011	$29,730
2012	39,994
2013	35,597
2014	31,498
2015	27,432
2016	22,941
Thereafter	152,811
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at March 31, 2011 was $6,600, and the total annual ground lease payments on the property located in Tulsa, Oklahoma was $153.
On January 31, 2011, the Company extended the lease with its tenant occupying its properties located in Decatur, Georgia, Lawrenceville, Georgia, Snellville, Georgia, Covington, Georgia, and Conyers, Georgia. The lease covering all of these properties was extended for an additional five year period, thereby extending the lease until December 2031. The lease was originally set to expire in December 2026. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1,616. Furthermore, the lease grants the tenant four options to extend the lease for a period of five years each. In connection with the extension of the lease and the modification of certain terms under the lease, the tenant paid $750 to the Company.
Intangible Assets
The following table summarizes the net value of other intangible assets and the accumulated amortization for each intangible asset class. Certain amounts allocated to investments in real estate were reclassified to intangible assets during the quarter, resulting in an increase in total intangible assets from December 31, 2010. See Note 1, “Organization and Significant Accounting Policies — Out of Period Adjustment,” for further explanation:

	March 31, 2011		December 31, 2010
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$19,969	$(8,811)	$17,011	$(8,362)
Leasing costs	10,995	(4,925)	10,764	(4,685)
Customer relationships	18,111	(5,908)	17,636	(5,617)

	$49,075	$(19,644)	$45,411	$(18,664)

The estimated aggregate amortization expense for the remainder of 2011 and each of the five succeeding fiscal years and thereafter is as follows:

Estimated
Amortization
Year	Expense
Nine months ending December 31, 2011	$4,270
2012	5,067
2013	2,892
2014	2,641
2015	2,262
2016	1,708
Thereafter	10,591
5. Mortgage Notes Payable and Line of Credit
The Company’s mortgage notes payable and line of credit as of March 31, 2011 and December 31, 2010 are summarized below:

	Date of	Principal			Principal Balance Outstanding
	Issuance/	Maturity		Stated Interest Rate		December 31,
	Assumption	Date		at March 31, 2011(1)	March 31, 2011	2010
Fixed-Rate Mortgage Notes Payable:

	09/15/08	10/01/11	(2)	4.58%	$48,015	$48,015
	02/21/06	12/01/13		5.91%	8,976	9,022
	02/21/06	06/30/14		5.20%	18,640	18,740
	08/25/05	09/01/15		5.33%	20,684	20,771
	09/12/05	09/01/15		5.21%	12,160	12,209
	12/21/05	12/08/15		5.71%	18,656	18,728
	09/06/07	12/11/15		5.81%	4,273	4,292
	03/29/06	04/01/16		5.92%	17,000	17,000
	04/27/06	05/05/16		6.58%	13,640	13,719
	08/29/08	06/01/16		6.80%	6,128	6,163
	11/22/06	12/01/16		5.76%	13,905	13,954
	12/22/06	01/01/17		5.79%	21,256	21,330
	02/08/07	03/01/17		6.00%	13,775	13,775
	06/05/07	06/08/17		6.11%	14,240	14,240
	10/15/07	11/08/17		6.63%	15,423	15,474
	12/15/10	12/10/26		6.63%	10,699	10,795
	03/16/05	04/01/30		6.33%	2,562	2,642

Total Fixed-Rate Mortgage Notes Payable:					$260,032	$260,869

Variable-Rate Line of Credit:	12/28/10	12/27/13		LIBOR +3.00%	$20,900	$27,000

Total Mortgage Notes Payable and Line of Credit					$280,932	$287,869

(1)	The weighted average interest rate on all debt outstanding at March 31, 2011 was approximately 5.47%.

(2)	This note has three annual extension options, which gives the Company the ability to extend the term of the note until October 1, 2013. The first of these options was exercised on September 30, 2010. $2.8 million of this note relates to one of the Company’s vacant buildings, and this portion is due by May 31, 2011.
Mortgage Notes Payable
As of March 31, 2011, the Company had 17 fixed-rate mortgage notes payable, collateralized by a total of 56 properties. The Company is not a co-borrower, but has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, and physical waste or damage to the property, resulting from a borrower’s gross negligence or willful misconduct. The Company will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of March 31, 2011 was 5.65%.
The Company has $48,015 of balloon principal payments maturing under one of its long-term mortgages in 2011; however, the mortgage has two remaining annual extension options through 2013, and the Company intends to exercise one of these options in 2011. As long as the Company is in compliance with certain covenants under the mortgage loan, it will be able to exercise the renewal option. In addition, one of the buildings pledged as collateral to the $48,015 mortgage is the building located in South Hadley, Massachusetts, in which the tenant did not renew its lease. The Company has until May 31, 2011 to pay off the portion of the loan allocated to the South Hadley property. The payoff amount is 115% of the allocated loan amount or $2,800.
The fair market value of all fixed-rate mortgage notes payable outstanding as of March 31, 2011 was $252,200, as compared to the carrying value stated above of $260,032. The fair market value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of interest rates on long-term debt with comparable terms.

Scheduled principal payments of mortgage notes payable for the remainder of 2011, each of the five succeeding fiscal years and thereafter are as follows:

	Scheduled principal
Year	payments
Nine months ending December 31, 2011	$50,619	(1)
2012	3,792
2013	12,617
2014	21,251
2015	55,082
2016	48,073
Thereafter	68,598

	$260,032

(1)	The $48.0 million mortgage note issued in September 2008 was extended on September 30, 2010 for one year. The Company expects to exercise additional options to extend the maturity date until October 2013.
Line of Credit
In December 2010, the Company procured a $50,000 line of credit, with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and as an administrative agent and Branch Banking and Trust Company serving as a revolving lender and a letter of credit issuer, which matures on December 28, 2013. The line of credit provides for a senior secured revolving credit facility of up to $50,000 with a standby letter of credit sublimit of up to $20,000. The line of credit may, upon satisfaction of certain conditions, be expanded up to $75,000. Currently, eight of the Company’s properties are pledged as collateral under its line of credit. The interest rate per annum applicable to the line of credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00% depending upon the Company’s leverage. The leverage ratio used in determining the applicable margin for interest on the line of credit is recalculated quarterly. The Company will be subject to an annual maintenance fee of 0.25% per year. The Company’s ability to access this source of financing is subject to its continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and its meeting certain lending limits. One such covenant requires the Company to limit distributions to its stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards.
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
At March 31, 2011, there was $20,900 outstanding under the line of credit at an interest rate of 3.3% and $5,922 outstanding under letters of credit at a weighted average interest rate of 3.0%. At March 31, 2011, the remaining borrowing capacity available under the line of credit was $12,000. The Company was in compliance with all covenants under the line of credit as of March 31, 2011. The amount outstanding on the line of credit as of March 31, 2011 approximates fair market value, because the debt is short-term and variable rate.
6. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the three months ended March 31, 2011:

						Distributions in
				Capital in	Notes	Excess of	Total
	Preferred	Senior Common	Common	Excess of	Receivable	Accumulated	Stockholders’
	Stock	Stock	Stock	Par Value	from Employees	Earnings	Equity
Balance at December 31, 2010	$2	$—	$9	$174,261	$(963)	$(61,934)	$111,375

Issuance of common stock, net	—	—	1	14,558	—	—	14,559

Repayment of principal on notes receivable	—	—	—	—	531	—	531

Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(4,523)	(4,523)

Net income	—	—	—	—	—	1,480	1,480

Balance at March 31, 2011	$2	$—	$10	$188,819	$(432)	$(64,977)	$123,422

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

	Number of	Strike Price	Amount of Promissory	Outstanding Balance of	Outstanding Balance of
	Options	of Options	Note Issued to	Employee Loans at	Employee Loans at	Maturity Date	Interest Rate on
Date Issued	Exercised	Exercised	Employees	March 31, 2011	December 31, 2010	of Note	Note
Sep 2004	25	$15.00	$375	$20	$20	Sep 2013	5.00%
Apr 2006	12	16.10	193	5	5	Apr 2015	7.77%
May 2006	50	16.85	843	—	531	May 2016	7.87%
May 2006	2	16.10	32	32	32	May 2016	7.87%
Nov 2006	25	15.00	375	375	375	Nov 2015	8.15%

	114		$1,818	$432	$963

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as full recourse loans to employees and are included in the equity section of the accompanying consolidated balance sheets. As of March 31, 2011, each loan maintained its full recourse status.
Distributions paid per share of common stock for each of the three months ended March 31, 2011 and 2010 were $0.375 per share. Distributions paid per share of Series A Preferred Stock for each of the three months ended March 31, 2011 and 2010 were $0.4843749 per share. Distributions paid per share of Series B Preferred Stock for each of the three months ended March 31, 2011 and 2010 were $0.46875 per share. Distributions paid per share of senior common stock for the three months ended March 31, 2011 were $0.2625 per share. There were no distributions paid to senior common stockholders for the three months ended March 31, 2010, as no senior common stock was outstanding during this period.

On February 2, 2011, the Company sold 725,000 shares of its common stock at $18.35 per share in an underwritten public offering of its common stock. The Company also granted the underwriters a 30-day option to purchase up to 108,750 shares of common stock on the same terms and conditions to cover over-allotments, if any. On February 11, 2011 the underwriters executed their option to purchase an additional 108,750 shares of common stock. The net proceeds after deducting the underwriting discount and estimated offering expenses were $14,322. The Company used the proceeds of the offering to repay a portion of the outstanding balance under its line of credit.
The Company has an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which it may, from time to time, offer to sell shares of its common stock with an aggregate sales price of up to $25,000 on the open market through Jefferies, as agent, or to Jefferies, as principal. As of March 31, 2011, the Company had sold $3,400, and has a remaining capacity to sell up to $21,600 of common stock under the Open Market Sale Agreement with Jefferies.
On March 28, 2011, the Company commenced an offering of an aggregate of 3,500,000 shares of its senior common stock, par value $0.001 per share (the “Shares”), at a price to the public of $15.00 per share (the “Offering”), of which 3,000,000 Shares are intended to be offered pursuant to the primary offering and 500,000 Shares are intended to be offered pursuant to the Company’s distribution reinvestment plan (the “DRIP”). The Company, however, reserves the right to reallocate the number of Shares being offered between the primary offering and the DRIP.
7. Subsequent Events
On April 4, 2011, the Company acquired a 60,000 square foot office building located in Hickory, North Carolina for $10,700, including related acquisition expenses of $57. The Company funded this acquisition using borrowings from its line of credit. At closing, the Company was assigned the triple net lease with the existing tenant, which has a remaining term of approximately nine years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1,100.
On April 12, 2011 the Company’s Board of Directors declared a cash distribution of $0.125 per share of common stock, $0.1614583 per share of the Series A Preferred Stock, $0.15625 per share of the Series B Preferred Stock, and $0.0875 per share of the senior common stock for each of the months of April, May and June of 2011. Monthly distributions will be payable on April 29, 2011, May 31, 2011 and June 30, 2011, respectively, to stockholders of record as of the close of business on April 22, 2011, May 20, 2011 and June 20, 2011, respectively for shares of common stock and preferred stock Series A and Series B. Monthly distributions to senior common stockholders will be payable on the May 6, 2011, June 7, 2011, and July 8, 2011.

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
OVERVIEW
General
We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 66 properties totaling 6.9 million square feet, which have a total gross and net carrying value, including intangible assets, of $446.9 and $381.3 million, respectively.
Business Environment
The United States continues to recover from the recession that it entered into during late 2007; however, unemployment remains high and housing starts are low, and these key economic indicators will need to improve for the economy to fully recover. As a result, conditions within the U.S. capital markets generally, and the U.S. real estate capital markets particularly, continue to experience significant dislocation and stress. While we are seeing signs of improvement in both the equity and debt capital markets, these markets remain challenging.
As a result, the continued challenging economic conditions could still materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease. Consequently, the tenant occupying our building located in Hazelwood, Missouri declared bankruptcy in

October 2010. The tenant did not confirm our lease in its bankruptcy proceedings in March 2011, and the final rent payment was received in April 2011. We are currently working to re-tenant this property. In addition, two of our buildings remain vacant. The leases on these three buildings comprised 3.2% of our annualized rental income and the annual carrying costs are $340,000. We are actively seeking new tenants for these properties. All of our remaining properties are occupied and the tenants are paying in accordance with their leases.
Moreover, our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgages secured by properties and borrowings under our line of credit. The market for long-term mortgages has been limited, as the collateralized mortgage-backed securities, or CMBS, market has experienced significant disruption. With the stresses upon the CMBS market, many banks are not lending on industrial and commercial real estate as they are no longer able to sell these loans to the CMBS market and are not willing or able to keep these loans on their balance sheets. In addition, many banks have significantly curtailed their general lending practices, as they are having difficulty valuing the underlying real estate in this market. We are, however, beginning to see banks that are willing to issue medium-term mortgages, between two and five years, on substantially less favorable terms than were previously available. Consequently, we continue to focus on using medium-term mortgages to finance our real estate activities until the market for long-term mortgages returns.
Recent Developments
Investment Activities
On April 4, 2011, we acquired a 60,000 square foot office building located in Hickory, North Carolina for $10.7 million, including related acquisition expenses of $57,000. We funded this acquisition using borrowings from our line of credit. At closing, we were assigned the existing triple net lease with the existing tenant, which has a remaining term of approximately nine years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.1 million.
Leasing Activities
On January 31, 2011, we extended the lease with our tenant occupying five of our properties located in Decatur, Georgia, Lawrenceville, Georgia, Snellville, Georgia, Covington, Georgia, and Conyers, Georgia. The lease covering all of these properties was extended for an additional five year period, thereby extending the lease until December 2031. The lease was originally set to expire in December 2026. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.6 million. Furthermore, the lease grants the tenant four options to extend the lease for a period of five years each. In connection with the extension of the lease and the modification of certain terms under the lease, the tenant paid us $750,000.
Equity Activities
On February 2, 2011, we sold 725,000 shares of our common stock at $18.35 per share in an underwritten public offering of our common stock. Subsequently, on February 16, 2011, we sold an additional 108,750 shares of common stock on the same terms and conditions in connection with the underwriters’ exercise of their over-allotment option. The net proceeds after deducting the underwriting discount and estimated offering expenses were $14.3 million. We used the proceeds of the offering to repay a portion of the outstanding balance under our line of credit. The shares were issued under our effective shelf registration statement on file with the Securities and Exchange Commission, or SEC.
Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, geographic market or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. Our largest tenant at March 31, 2011 comprised 7.3% of our total rental income, and our largest concentration of properties was located in Ohio, which accounted for 17.7% of our total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the three months ended March 31, 2011 and 2010, respectively:

	For the three months ended March 31, 2011		For the three months ended March 31, 2010
	(Dollars in Thousands)		(Dollars in Thousands)
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Healthcare, Education & Childcare	$1,574	15.1%	$1,536	14.8%
Electronics	1,543	14.8	1,541	14.8
Telecommunications	1,361	13.2	1,362	13.1
Diversified/Conglomerate Manufacturing	916	8.8	916	8.8
Chemicals, Plastics & Rubber	783	7.5	783	7.5
Containers, Packaging & Glass	583	5.6	583	5.6
Machinery	563	5.4	597	5.7
Beverage, Food & Tobacco	547	5.1	547	5.2
Printing & Publishing	533	5.1	550	5.3
Personal & Non-Durable Consumer Products	543	5.1	339	3.2
Buildings and Real Estate	526	5.1	506	4.9
Oil & Gas	318	3.0	329	3.2
Automobile	292	2.8	292	2.8
Personal, Food & Miscellaneous Services	144	1.4	144	1.4
Home & Office Furnishings	132	1.3	132	1.3
Diversified/Conglomerate Services	77	0.7	77	0.7
Insurance	—	0.0	181	1.7

	$10,435	100.0%	$10,415	100.0%

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
Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a private agricultural real estate company. With the exception of our chief financial officer, all of our executive officers serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. Our treasurer is also an executive officer of Gladstone Securities, a broker-dealer registered with the Financial Industry Regulatory Authority. In the future, our Adviser may provide investment advisory services to other funds, both public and private, of which it is the sponsor.
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
During the three months ended March 31, 2011 and 2010, none of these third party expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties that we acquire, the aggregate amount of mortgage loans that we make and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
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

Quarterly Incentive Fee Based on FFO
Pre-incentive fee FFO
(expressed as a percentage of total common stockholders’ equity)
Percentage of pre-incentive fee FFO allocated to incentive fee
The incentive fee may be reduced because of a covenant which exists in our line of credit agreement which limits distributions to our stockholders to 95% of FFO. In order to comply with this covenant, our board of directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the three months ended March 31, 2011, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. There was no waiver to the incentive fee for the three months ended March 31, 2010. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of our Administrator’s overhead expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our personnel, including our chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs. Our allocable portion of expenses is generally derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.
Critical Accounting Policies
The preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Management relies on its experience, collects historical and current market data and analyzes this information in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.
Allocation of Purchase Price
When we acquire real estate, we allocate the purchase price, less any expenses related to the acquisition, to (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations, based in each case on their fair values. All expenses related to the acquisition are expensed as incurred, rather than capitalized into the cost of the acquisition as had been required by the previous accounting.
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
Asset Impairment Evaluation
We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. In determining if impairment exists, management considers such factors as our tenants’ payment histories, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industries in which our tenants operate and whether the carrying value of our real estate has decreased. If any of the factors above support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying amount in such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate the holding periods of the properties and cap rates using information that we obtain from market comparability studies and other comparable sources. If impairment is indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using assumptions from market participants. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss that we would recognize.
Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview-Business Environment,” we evaluated our entire portfolio as of March 31, 2011 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. As a result of this analysis, we concluded that none of our properties were impaired and we will continue to monitor our portfolio for any indicators that may change our conclusion.

Results of Operations
The weighted-average yield on our total portfolio, taking into account vacant properties, was 9.1% as of March 31, 2011. If the portfolio were fully occupied the weighted-average yield would have been 9.6% as of March 31, 2011. The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.
A comparison of our operating results for the three months ended March 31, 2011 and 2010 is below:

	For the three months ended March 31,
	2011	2010	$ Change	% Change
		(Dollars in Thousands)
Operating revenues
Rental income	$10,435	$10,415	$20	0%
Interest income from mortgage note receivable	—	188	(188)	-100%
Tenant recovery revenue	84	82	2	2%

Total operating revenues	10,519	10,685	(166)	-2%

Operating expenses
Depreciation and amortization	3,370	3,322	48	1%
Property operating expenses	297	244	53	22%
Due diligence expense	(138)	22	(160)	-727%
Base management fee	352	313	39	12%
Incentive fee	832	846	(14)	-2%
Administration fee	256	232	24	10%
General and administrative	454	381	73	19%

Total operating expenses before credit from Adviser	5,423	5,360	63	1%

Credit to incentive fee	(486)	—	(486)	100%

Total operating expenses	4,937	5,360	(423)	-8%

Other income (expense)
Interest income — employee loans	10	43	(33)	-77%
Other income	44	3	41	1367%
Interest expense	(4,156)	(4,285)	129	-3%

Total other expense	(4,102)	(4,239)	137	-3%

Net income	1,480	1,086	394	36%

Distributions attributable to preferred stock	(1,023)	(1,023)	—	0%
Distributions attributable to senior common stock	(15)	—	(15)	100%

Net income available to common stockholders	$442	$63	$379	602%

Operating Revenues
Rental income increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, because of the acquisition of a property in December 2010, offset by the fact that two of our tenants vacated their respective properties during the third quarter of 2010.
Interest income from mortgage notes receivable decreased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, as our only mortgage loan was fully repaid in July 2010.
Tenant recovery revenue increased slightly for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, because of an increase in insurance premiums from 2010, resulting in increased reimbursements from our tenants.
Operating Expenses
Depreciation and amortization expenses increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, because of the property we acquired in December 2010.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, because of overhead, insurance and franchise tax expenses for which we are now responsible at the two properties where our leases expired and the tenants subsequently vacated during 2010.
Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Due diligence expense decreased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to an out of period adjustment of $250,000 recorded during the three months ended March 31, 2011 related to the acquisition of the property in Orange City, Iowa in December 2010. See Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q for further detail of the out of period adjustment. If the out of period adjustment had not been recorded during the quarter, due diligence expenses would have been $112,000.
The base management fee increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to an increase in total common stockholders’ equity from the issuance of common shares during the quarter, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”
The incentive fee decreased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to the decrease in pre-incentive fee FFO caused by the vacancies in two of our buildings and the loss of interest income from our mortgage loan that was repaid in July 2010, coupled with the increase in total common stockholders’ equity. The calculation of the incentive fee is described in detail above under “Advisory and Administration Agreements.”
The administration fee increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily as a result of an increase in the amount of the total expenses allocated from our Administrator during the periods. The calculation of the administration fee is described in detail above under “Advisory and Administration Agreements.”
General and administrative expenses increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily as a result of the timing of expenses incurred related to the 2011 proxy statement and annual report.

Other Income and Expense
Interest income on employee loans decreased during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. This decrease was a result of loan payoffs made by employees during 2010 and 2011, coupled with other principal repayments during 2010.
Other income increased during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, because of settlement income received from the previous tenant in our South Hadley, Massachusetts property related to repairs needed for the parking lot at the building.
Interest expense decreased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. This decrease was primarily a result of the 2.3% decrease in the interest rate charged on our $48.0 million mortgage loan that was renewed in September 2010, coupled with reduced interest expense on our long-term financings from amortizing principal payments made during 2010, partially offset by interest on the mortgage debt assumed in December 2010.
Net Income Available to Common Stockholders
Net income available to common stockholders increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily because of the out of period adjustment, discussed above, that was recorded during the three months ended March 31, 2011.
Liquidity and Capital Resources
Overview
Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our line of credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at March 31, 2011 was $26.3 million, including $14.3 million in cash and cash equivalents and an available borrowing capacity of $12.0 million under our line of credit. We used $10.7 million of this available liquidity to fund the acquisition in April 2011, as discussed above in “Recent Developments.”
Future Capital Needs
We actively seek conservative investments that are likely to produce income in order to pay distributions as well as attractive long-term capital gains for our stockholders. If we are able to raise, procure or borrow additional equity and debt capital, we would intend to use the proceeds to continue to invest in industrial and commercial real property as well as expand our investment portfolio into other real property sectors, such as retail and medical properties, make mortgage loans, repurchase shares of our preferred stock on the open market or pay down outstanding borrowings under our line of credit. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt services costs on our existing long-term mortgages, and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.
We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and fund our current operating costs in the near term. We further believe that our cash flow from operations coupled with the potential financing capital available to us in the future are sufficient to fund our long-term liquidity needs. Additionally, to satisfy either our short-term or long-term obligations or both, we may require credits to our management fees that are issued from our Adviser although our Adviser is under no obligation to provide any such credits, either in whole or in part.

Equity Capital
Equity capital markets continue to improve. As a result, we were able to raise $3.4 million of common equity pursuant to our Open Market Sales Agreement with Jefferies during 2010. In addition, we raised $14.3 million of additional equity capital in February 2011. See “Overview — Recent Developments” above. We used these proceeds to repay a portion of the outstanding balance of the line of credit and the remainder for general corporate and working capital needs.
Currently, we have the ability to raise up to $282.3 million of additional equity capital through the sale of securities that are registered under our universal shelf registration statement on Form S-3 (the “Universal Shelf”) in one or more future public offerings. Of the $282.3 million of available capacity under our Universal Shelf, $21.6 million of common stock is reserved for additional sales under our Open Market Sale Agreement and $52.5 million is reserved for sales of our Senior Common Stock.
Debt
As of March 31, 2011, we had 17 fixed-rate mortgage notes payable in the aggregate principal amount of $260.0 million, collateralized by a total of 56 properties with terms at issuance ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2011 was 5.65%.
Despite the disruptions in the CMBS market discussed in “Overview — Business Environment” above, we believe that banks are recommencing their general lending practices. Specifically, we are beginning to see banks that are willing to issue medium-term mortgages, between two and five years, albeit on substantially less favorable terms than were previously available. Consequently, we will continue to focus on using medium-term mortgages to finance our real estate activities until the market for long-term mortgages returns.
We have mortgage debt in the aggregate principal amount of $5.4 million payable during the remainder of 2011 and $3.8 million payable during 2012. This does not include $45.2 million of balloon principal payments maturing on one of our long-term mortgages in 2011; however, this mortgage has two remaining annual extension options through 2013, and we intend to exercise one of these options in 2011. As long as we are in compliance with certain covenants under the mortgage loan, we will be able to exercise the renewal option. The mortgage payments due in 2011 are comprised of $2.8 million of a balloon principal payment due on debt collateralized by one of our vacant properties, the remaining $2.6 million are debt amortization payments. Mortgage payments due in 2012 reflect debt amortization payments. We have no other balloon principal payments due under any of our other mortgage loans until 2013. We intend to pay this balloon payment and the debt amortization payments from operating cash flow and borrowings under our line of credit.
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2011 was $4.7 million, as compared to net cash provided by operating activities of $3.6 million for the three months ended March 31, 2010. This increase was primarily a result of the $750,000 lease modification fee received from the tenant located in our properties in Georgia in connection with the extension of their lease in January 2011, coupled with rental income received from the property acquired in December 2010 and expenses incurred during the three months ended March 31, 2010 related to our terminated offering of our senior common stock, which were not incurred in 2011. This was partially offset by the two vacancies in our properties, coupled with the lost interest income from the repayment of our mortgage loan in 2010. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2011 was $1.5 million, which primarily consisted of tenant improvements performed at certain of our properties, net payments to our lenders for reserves and deposits placed on future acquisitions, as compared to net cash used in investing activities during the three months ended March 31, 2010 of $0.5 million, which primarily consisted of tenant improvements performed at certain of our properties and net payments to lenders for reserves.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2011 was $4.0 million, which primarily consisted of proceeds from the sale of common stock, partially offset by distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments on our line of credit. Net cash used in financing activities for the three months ended March 31, 2010 was $2.9 million, which primarily consisted of distributions paid to our stockholders and principal repayments on mortgage notes payable, partially offset by net borrowings from our line of credit.
Line of Credit
In December 2010, we procured a $50.0 million line of credit, with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and as an administrative agent and Branch Banking and Trust Company serving as a revolving lender and a letter of credit issuer, which matures on December 28, 2013. The line of credit provides for a senior secured revolving credit facility of up to $50.0 million, with a standby letter of credit sublimit of up to $20.0 million. The line of credit may, upon satisfaction of certain conditions, be expanded up to $75.0 million. Currently, eight of our properties are pledged as collateral under our line of credit. The interest rate per annum applicable to the line of credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00% depending upon our leverage. Our leverage ratio used in determining the applicable margin for interest on the line of credit is recalculated quarterly. We will be subject to an annual maintenance fee of 0.25% per year. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount that we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. The maximum amount that we may draw as of April 29, 2011 under the line of credit is $12.6 million.
If and when we are able to procure long-term mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the released property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. Our availability under the line of credit will also be reduced by letters of credit used in the ordinary course of business. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments.
At March 31, 2011, there was $20.9 million outstanding under the line of credit at an interest rate of 3.3% and $5.9 million outstanding under letters of credit at a weighted average interest rate of 3.0%. At March 31, 2011, the remaining borrowing capacity available under the line of credit was $12.0 million. Our ability to increase the availability under our line of credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only ten of our properties do not have long-term mortgages, and eight of those are pledged as collateral under our line of credit. Accordingly, we have only two properties which are unencumbered, and which may be pledged as collateral to increase the borrowing capacity available under the line of credit. We were in compliance with all covenants under the line of credit as of March 31, 2011.

Contractual Obligations
The following table reflects our material contractual obligations as of March 31, 2011:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	280,932	$51,540	$37,450	$82,540	$109,402
Interest on Debt Obligations (2)	68,393	14,542	25,933	19,707	8,211
Capital Lease Obligations (3)	300	—	300	—	—
Operating Lease Obligations (4)	1,564	153	305	305	801

Total	$351,189	$66,235	$63,988	$102,552	$118,414

(1)	Debt obligations represent borrowings under our line of credit, which represents $20,900 of the debt obligation due in 2013, and mortgage notes payable that were outstanding as of March 31, 2011. The $48,015 mortgage note issued in September 2008 matures in October 2011, and we expect to exercise each of our options to extend the maturity date until October 2013. $2,800 of this note relates to one of our vacant buildings, and this portion is due by May 31, 2011.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of March 31, 2011.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property, which expires in June 2021.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2011.

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

The following table provides a reconciliation of our FFO for the three months ended March 31, 2011 and 2010, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average share of common stock and basic and diluted net income per weighted average share of common stock:

	For the three months ended March 31,
	2011	2010
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,480	$1,086
Less: Distributions attributable to preferred and senior common stock	(1,038)	(1,023)

Net income available to common stockholders	442	63

Add: Real estate depreciation and amortization	3,370	3,322

FFO available to common stockholders	$3,812	$3,385

Weighted average shares outstanding — basic	9,258	8,559
Weighted average shares outstanding — diluted	9,310	8,559

Basic net income per weighted average share of common stock	$0.05	$0.01

Diluted net income per weighted average share of common stock	$0.05	$0.01

Basic FFO per weighted average share of common stock	$0.41	$0.40

Diluted FFO per weighted average share of common stock	$0.41	$0.40

Distributions declared per share of common stock	$0.375	$0.375

Percentage of FFO paid per share of common stock	91%	95%

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
To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2011, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the impact of a 1%, 2% and 3% increase in the one month LIBOR for the three months ended March 31, 2011. As of March 31, 2011, our effective average LIBOR was 0.26%; thus, a 1% decrease could not occur.

	(Amounts in Thousands)
	Increase to Rental	Increase to	Net Decrease to Net
Interest Rate Change	Income	Interest Expense	Income
1% Increase to LIBOR	$—	$54	$(54)
2% Increase to LIBOR	—	108	(108)
3% Increase to LIBOR	—	162	(162)
As of March 31, 2011, the fair value of our fixed rate debt outstanding was $252.2 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at March 31, 2011, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $8.8 million and $9.3 million, respectively.
In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our line of credit or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.
In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt if necessary.

Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2011, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed by us with the Securities and Exchange Commission on March 8, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.1.1	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of Form 8-A12G (File No. 000-50363), filed January 19, 2006.

3.1.2	Articles of Amendment to Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 99.1 of Form 8-K, filed on April 13, 2006.

3.1.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of Form 8-A12B (File No. 000-50363), filed October 19, 2006.

3.1.4	Articles of Amendment to Articles of Amendment and Restatement to Articles of Incorporation, incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q, filed July 30, 2009.

3.1.5	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed March 19, 2010.

3.1.6	Articles Supplementary, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed September 9, 2010.

3.1.7	Articles Supplementary, incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed September 9, 2010.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2.1	First Amendment to Bylaws, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed July 10, 2007.

4.1	Form of Certificate for Common Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.1 of Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.2 of Form 8-A12B (File No. 001-33097), filed October 19, 2006.

10.1	Dealer Manager Agreement dated March 25, 2011 by and between Gladstone Commercial Corporation and Gladstone Securities, LLC incorporated by reference to Exhibit 1.1 of Form 8-K filed on March 28, 2011.

Exhibit Number	Exhibit Description
11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report.

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: May 2, 2011	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer