Form 10-Q
period 2011-06-30
GLADSTONE COMMERCIAL CORP
filed 2011-08-02
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NUMBER: 001-33097
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 200	22102
MCLEAN, VIRGINIA	(Zip Code)
(Address of principal executive offices)
(703) 287-5800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 2, 2011 was 10,945,379.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2011

PAGE
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	39

PART II OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Removed and Reserved	40

Item 5. Other Information	40

Item 6. Exhibits	41

SIGNATURES	43
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Gladstone Commercial Corporation
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Real estate, at cost	$419,720	$401,017
Less: accumulated depreciation	48,537	43,659

Total real estate, net	371,183	357,358

Lease intangibles, net	32,804	26,747
Cash and cash equivalents	2,315	7,062
Restricted cash	2,358	2,288
Funds held in escrow	3,305	2,621
Deferred rent receivable	11,905	10,373
Deferred financing costs, net	3,096	3,326
Other assets	1,050	834

TOTAL ASSETS	$428,016	$410,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$267,124	$259,595
Borrowings under line of credit	8,200	27,000
Deferred rent liability	3,042	2,276
Asset retirement obligation liability	3,140	3,063
Accounts payable and accrued expenses	1,873	2,683
Due to Adviser (1)	1,091	965
Other liabilities	3,686	3,652

Total Liabilities	288,156	299,234

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference;
2,300,000 shares authorized and 2,150,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2	2
Senior common stock, $0.001 par value; 7,500,000 shares authorized and
59,057 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value, 40,200,000 shares authorized and
10,771,379 and 8,724,613 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	11	9
Additional paid in capital	208,664	174,261
Notes receivable — employees	(431)	(963)
Distributions in excess of accumulated earnings	(68,386)	(61,934)

Total Stockholders’ Equity	139,860	111,375

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,016	$410,609

(1) Refer to Note 2 Related-Party Transactions
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Operating revenues
Rental income	$10,729	$10,410	$21,164	$20,824
Interest income from mortgage note receivable	—	189	—	377
Tenant recovery revenue	87	82	170	165

Total operating revenues	10,816	10,681	21,334	21,366

Operating expenses
Depreciation and amortization	3,475	3,390	6,845	6,712
Property operating expenses	202	230	499	474
Due diligence expense	131	—	(8)	22
Base management fee (1)	435	296	787	609
Incentive fee (1)	840	829	1,672	1,675
Administration fee (1)	260	219	516	451
General and administrative	357	442	812	823

Total operating expenses before credits from Adviser	5,700	5,406	11,123	10,766

Credit to incentive fee	(445)	(56)	(931)	(56)

Total operating expenses	5,255	5,350	10,192	10,710

Other income (expense)
Interest income — employee loans	9	43	19	86
Other income	1	5	45	8
Interest expense	(4,201)	(4,373)	(8,356)	(8,657)

Total other expense	(4,191)	(4,325)	(8,292)	(8,563)

Net income	1,370	1,006	2,850	2,093

Distributions attributable to preferred stock	(1,024)	(1,023)	(2,047)	(2,047)
Distributions attributable to senior common stock	(15)	—	(31)	—

Net income (loss) available to common stockholders	$331	$(17)	$772	$46

Earnings per weighted average share of common stock
Basic	$0.04	$0.00	$0.08	$0.01

Diluted	$0.04	$0.00	$0.08	$0.01

Weighted average shares of common stock outstanding
Basic	9,782	8,545	9,522	8,552

Diluted	9,834	8,545	9,573	8,553

Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52

Weighted average shares of senior common stock outstanding — basic	59	1	59	1

(1)	Refer to Note 2 Related-Party Transactions
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,850	$2,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,845	6,712
Amortization of deferred financing costs	456	544
Amortization of deferred rent asset and liability, net	(335)	(348)
Amortization of discount on assumed debt	62	—
Asset retirement obligation expense	77	75
Increase in other assets	(215)	(963)
Increase in deferred rent liability	1,255	—
Increase in deferred rent receivable	(715)	(849)
Decrease in accounts payable, accrued expenses, and amount due Adviser	(684)	(478)
(Decrease) increase in other liabilities	(36)	279

Net cash provided by operating activities	9,560	7,065

Cash flows from investing activities:
Real estate investments	(15,778)	(575)
Leasing commissions paid	—	(7)
Receipts from lenders for reserves held in escrow	1,143	1,016
Payments to lenders for reserves held in escrow	(1,827)	(873)
Receipts from tenants for reserves	1,082	1,037
Payments to tenants from reserves	(962)	(948)
(Increase) decrease in restricted cash	(69)	338
Deposits refunded	—	250

Net cash (used in) provided by investing activities	(16,411)	238

Cash flows from financing activities:
Proceeds from issuance of equity	36,603	30
Offering costs	(2,198)	(5)
Principal repayments on mortgage notes payable	(4,454)	(1,308)
Principal repayments on employee notes receivable	532	44
Borrowings from line of credit	27,374	13,400
Repayments on line of credit	(46,174)	(10,300)
Decrease in security deposits	(51)	(427)
Payments for deferred financing costs	(226)	(61)
Distributions paid for common, senior common and preferred	(9,302)	(8,460)

Net cash provided by (used in) financing activities	2,104	(7,087)

Net (decrease) increase in cash and cash equivalents	(4,747)	216

Cash and cash equivalents, beginning of period	7,062	3,096

Cash and cash equivalents, end of period	$2,315	$3,312

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION

Fixed rate debt assumed in connection with acquisitions	$11,921	$—

Forfeiture of common stock in satisfaction of employee note receivable	$—	$244

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, Except Share and per Share Data or Unless Otherwise Indicated)
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
Investments in Real Estate
The Company records investments in real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset. The Company expenses costs of repairs and maintenance as such costs are incurred. The Company computes depreciation using the straight-line method over the estimated useful life or 39 years for buildings and improvements, 5 to 7 years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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
The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, was $2,488 and $4,878 for the three and six months ended June 30, 2011, respectively, and $2,384 and $4,775 for the three and six months ended June 30, 2010, respectively.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $91 and $154 for the three and six months ended June 30, 2011, and $63 and $127 for the three and six months ended June 30, 2010, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheet as deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $250 and $489 for the three and six months ended June 30, 2011, and $231 and $474 for the three and six months ended June 30, 2010, respectively.
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
The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets, was $987 and $1,967 for the three and six months ended June 30, 2011, respectively, and $1,006 and $1,938 for the three and six months ended June 30, 2010, respectively.
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
In light of current economic conditions, the Company evaluates its entire portfolio each quarter for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. In performing the analysis, the Company considered such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether the fair value of the real estate has decreased. The Company concluded that none of its properties were impaired, and will continue to monitor its portfolio for any indicators that may change this conclusion. There have been no impairments recognized on real estate assets in the Company’s history.Cash and Cash Equivalents

The Company considers cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. All of the Company’s cash and cash equivalents at June 30, 2011 were held in the custody of three financial institutions, and the Company’s balance at times may exceed federally insurable limits.
Restricted Cash
Restricted cash consists of security deposits and receipts from tenants for reserves. These funds will be released to the tenants upon completion of agreed upon tasks, as specified in the lease agreements, mainly consisting of maintenance and repairs on the buildings and upon receipt by the Company of evidence of insurance and tax payments. For purposes of the statements of cash flows, changes in restricted cash caused by changes in reserves held for tenants are shown as investing activities. Changes in restricted cash caused by changes in security deposits are reflected in cash from financing activities.
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
Deferred Financing Costs
Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. The Company made payments of $216 and $226 for deferred financing costs during the three and six months ended June 30, 2011, respectively, and $11 and $61 for deferred financing cost during the three and six months ended June 30, 2010, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $225 and $456 for the three and six months ended June 30, 2011, respectively, and $272 and $544 for the three and six months ended June 30, 2010, respectively.
Obligation Under Capital Lease
In conjunction with the Company’s acquisition of a building in Fridley, Minnesota in February 2008, the Company acquired a ground lease on the parking lot of the building, which had a purchase obligation to acquire the land under the ground lease at the end of the term in April 2014 for $300. In accordance with ASC 840-10-25, “Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding present value of the obligation under the capital lease. The Company recorded total interest expense related to the accretion of the capital lease obligation of $3 and $6 for each of the three and six months ended June 30, 2011 and 2010, respectively.
Revenue Recognition
Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of the Company’s leases contain rental increases at specified intervals. The Company recognizes such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between rental revenue, as recorded on a straight line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an allowance for uncollectable accounts or records a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded as of June 30, 2011.
Tenant recovery revenue includes payments from tenants as reimbursements for franchise taxes, management fees, insurance, and ground lease payments. The Company recognizes tenant recovery revenue in the same periods that it incurs the related expenses.
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
Asset Retirement Obligations
ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted over the life of the leases for the respective properties. There were no liabilities accrued during the six months ended June 30, 2011 and 2010, as the properties acquired during these periods were constructed after 1985. The Company also recorded expenses of $39 and $77 during the three and six months ended June 30, 2011 respectively, and $38 and $75 during the three and six months ended June 30, 2010, respectively, related to the accretion of the obligation.
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

2. Related-Party Transactions
The Company is externally managed pursuant to contractual arrangements with its Adviser and Gladstone Administration, LLC (the “Administrator”), which collectively employ all of the Company’s personnel and pay their salaries, benefits, and general expenses directly. The Company has an advisory agreement with its Adviser (the “Advisory Agreement”) and an administration agreement with its Administrator (the “Administration Agreement”). The management services and administrative fees under the Advisory and Administration Agreements are described below. As of June 30, 2011 and December 31, 2010, respectively, $1,091 and $965 were due to the Adviser.
Advisory Agreement
The Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock (“common stockholders’ equity”), and an incentive fee based on funds from operations (“FFO”). For the three and six months ended June 30, 2011 the Company recorded a base management fee of $435 and $787, respectively, and for the three and six months ended June 30, 2010, the Company recorded a base management fee of $296 and $609, respectively.
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
For the three and six months ended June 30, 2011, the Company recorded an incentive fee of $840 and $1,672, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of $445 and $931, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2011, of $395 and $741, respectively. For the three and six months ended June 30, 2010, the Company recorded an incentive fee of $829 and $1,675, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of $56 and $56, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2010, of $773 and $1,619, respectively. The Board of Directors of the Company accepted the Adviser’s offer to waive on a quarterly basis a portion of the incentive fee for the three and six months ended June 30, 2011 and 2010, respectively in order to support the current level of distributions to the Company’s stockholders. This waiver may not be recouped by the Adviser in the future.
Administration Agreement
Pursuant to the Administration Agreement, the Company pays for its allocable portion of the Administrator’s overhead expenses in performing its obligations to the Company, including, but not limited to, rent and the salaries and benefits of its personnel, including its chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three and six months ended June 30, 2011, the Company recorded an administration fee of $260 and $516, respectively, and for the three and six months ended June 30, 2010, the Company recorded an administration fee of $219 and $451, respectively.

Dealer Manager Agreement
In connection with the offering of the Company’s Senior Common Stock, see Note 6, “Stockholders’ Equity,” for further details, the Company entered into a Dealer Manager Agreement, dated March 25, 2011 (the “Dealer Manager Agreement”), with Gladstone Securities, LLC (the “Dealer Manager”), pursuant to which the Dealer Manager agreed to act as the Company’s exclusive dealer manager in connection with the offering. The Dealer Manager is an affiliate of the Company, as its parent company is controlled by Mr. David Gladstone, the Company’s Chairman and Chief Executive Officer. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. The Dealer Manager, in its sole and absolute discretion, may re-allow all of its selling commissions attributable to a participating broker-dealer and may also re-allow a portion of its Dealer Manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, the Company has agreed to indemnify the Dealer Manager against various liabilities, including certain liabilities arising under the federal securities laws. The company has not made any payments to date to the Dealer Manager pursuant to this agreement.
3. Earnings per Share of Common Stock
The following tables set forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2011 and 2010. The Company computed basic earnings per share for the three and six months ended June 30, 2011 and 2010 using the weighted average number of shares outstanding during the periods. Diluted earnings per share for the three and six months ended June 30, 2011 and 2010, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Calculation of basic earnings per share of common stock:

Net income (loss) available to common stockholders	$331	$(17)	$772	$46

Denominator for basic weighted average shares of common stock	9,782	8,545	9,522	8,552

Basic earnings per share of common stock	$0.04	$0.00	$0.08	$0.01

Calculation of diluted earnings per share of comon stock:

Net income (loss) available to common stockholders	$331	$(17)	$772	$46
Add: Income impact of assumed conversion of senior common stock	15	—	31	—

Net income (loss) available to common stockholders plus assumed conversions	$346	$(17)	$803	$46

Denominator for basic weighted average shares of common stock	9,782	8,545	9,522	8,552
Effect of convertible senior common stock	52	— (1)	52	1

Denominator for diluted weighted average shares of common stock	9,834	8,545	9,574	8,553

Diluted earnings per share of common stock	$0.04	$0.00	$0.08	$0.01

(1)	The convertible senior common stock was excluded from the calculation of diluted earnings per share for the three months ended June 30, 2010 because it was anti-dilutive.

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Real estate:
Land	$58,146	(1)	$55,158	(1)
Building and improvements	349,399		335,576
Tenant improvements	12,175		10,283
Accumulated depreciation	(48,537)		(43,659)

Real estate, net	$371,183		$357,358

(1) Includes land held under a capital lease carried at $1,100.
During the six months ended June 30, 2011, the Company acquired two properties, which are summarized below:
On April 4, 2011, the Company acquired a 60,000 square foot office building located in Hickory, North Carolina for $10,650, excluding related acquisition expenses of $59. The Company funded this acquisition using borrowings from its line of credit. At closing, the Company was assigned the triple net lease with Fiserv Solutions, Inc., which has a remaining term of approximately nine years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1,100.
On June 20, 2011, the Company acquired a 78,421 square foot office building located in Springfield, Missouri for $15,850, excluding related acquisition expenses of $57. The Company funded this acquisition through a combination of borrowings from its line of credit and the assumption of $11,584 of mortgage debt on the property. At closing, the Company was assigned the existing triple net lease with T-Mobile USA, Inc., which has a remaining term of approximately ten years. The tenant has three options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1,422.

In accordance with ASC 805 the Company allocated the purchase price of the properties acquired during the six months ended June 30, 2011 as follows:

								Carrying Value
			Tenant			Customer	Above Market	of Assumed	Premium on	Total Purchase
	Land	Building	Improvements	In-place Leases	Leasing Costs	Relationships	Leases	Debt	Assumed Debt	Price
Hickory, North Carolina	$1,163	$5,567	$1,038	$736	$559	$616	$971	$—	$—	$10,650
Springfield, Missouri (1)	1,700	11,626	413	1,174	572	702	—	11,583	(337)	15,850

	$2,863	$17,193	$1,451	$1,910	$1,131	$1,318	$971	$11,583	$(337)	$26,500

(1)	The Company paid $4.3 million in cassh for this property, the remaining $11.6 million was funded with the assumed mortgaged debt.
The weighted average amortization period for the intangible assets acquired during the six months ended June 30, 2011, were as follows:

Intangible assets	Years
In-place leases	9.4
Leasing costs	9.4
Customer relationships	17.5
Above market leases	8.8

All intangible assets	11.9

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2011 and each of the five succeeding fiscal years and thereafter is as follows:

Tenant
Year	Lease Payments
Six months ending December 31, 2011	$21,601
2012	42,287
2013	37,936
2014	33,884
2015	29,865
2016	25,423
Thereafter	164,174
In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at June 30, 2011 was $6,900, and the total annual ground lease payments on the property located in Tulsa, Oklahoma was $153.
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
On May 15, 2011, the Company re-leased its previously vacant building located in South Hadley, Massachusetts for a period of six months, and the tenant has a three-month extension option. The lease provides for rent over the term of $101.
On June 23, 2011, the Company extended the lease with its tenant occupying its properties located in Angola, Indiana and Rock Falls, Illinois. The lease covering these properties was extended for an additional three year period, thereby extending the lease until August 2023. The lease was originally set to expire in August 2020. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $345. Furthermore, the lease grants the tenant three options to extend the lease for a period of five years each.

Intangible Assets
The following table summarizes the value of intangible assets and the accumulated amortization for each intangible asset class:

	June 30, 2011		December 31, 2010
		Accumulated		Accumulated
	Lease Intangibles	Amortization	Lease Intangibles	Amortization
In-place leases	$21,879	$(9,265)	$17,011	$(8,362)
Leasing costs	12,126	(5,155)	10,764	(4,685)
Customer relationships	19,430	(6,211)	17,636	(5,617)

	$53,435	$(20,631)	$45,411	$(18,664)

The estimated aggregate amortization expense for the remainder of 2011 and each of the five succeeding fiscal years and thereafter is as follows:

Estimated
Year	Amortization Expense
Six months ending December 31, 2011	$3,246
2012	5,706
2013	3,331
2014	3,072
2015	2,687
2016	2,127
Thereafter	12,635

5. Mortgage Notes Payable and Line of Credit
The Company’s mortgage notes payable and line of credit as of June 30, 2011 and December 31, 2010 are summarized below:

	Date of
	Issuance/	Principal		Stated Interest Rate at	Principal Balance Outstanding
	Assumption	Maturity Date		June 30, 2011 (1)	June 30, 2011	December 31, 2010
Fixed-Rate Mortgage Notes Payable:
	09/15/08	10/01/11	(2)	4.58%	$45,233	$48,015
	02/21/06	12/01/13		5.91%	8,934	9,022
	02/21/06	06/30/14		5.20%	18,544	18,740
	08/25/05	09/01/15		5.33%	20,602	20,771
	09/12/05	09/01/15		5.21%	12,115	12,209
	12/21/05	12/08/15		5.71%	18,589	18,728
	09/06/07	12/11/15		5.81%	4,255	4,292
	03/29/06	04/01/16		5.92%	16,968	17,000
	04/27/06	05/05/16		6.58%	13,566	13,720
	08/29/08	06/01/16		6.80%	6,092	6,162
	06/20/11	06/30/16		6.08%	11,584	—
	11/22/06	12/01/16		5.76%	13,858	13,954
	12/22/06	01/01/17		5.79%	21,184	21,330
	02/08/07	03/01/17		6.00%	13,775	13,775
	06/05/07	06/08/17		6.11%	14,240	14,240
	10/15/07	11/08/17		6.63%	15,376	15,474
	12/15/10	12/10/26		6.63%	10,602	10,795
	03/16/05	04/01/30		6.33%	2,483	2,642

Contractual Fixed-Rate Mortgage Notes Payable:					$268,000	$260,869

Premiums and Discounts, net:					(876)	(1,274)

Total Fixed-Rate Mortgage Notes Payable:					$267,124	$259,595

Variable-Rate Line of Credit:	12/28/10	12/27/13		LIBOR +3.00%	$8,200	$27,000

Total Mortgage Notes Payable and Line of Credit					$275,324	$286,595

(1)	The weighted average interest rate on all debt outstanding at June 30, 2011 was approximately 5.60%.

(2)	This note has three annual extension options, which gives the Company the ability to extend the term of the note until October 1, 2013. The first of these options was exercised on September 30, 2010.
Mortgage Notes Payable
As of June 30, 2011, the Company had 18 fixed-rate mortgage notes payable, collateralized by a total of 56 properties. The Company is not a co-borrower, but has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. The Company will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of June 30, 2011 was 5.68%.
The Company has $45,233 of balloon principal payments maturing under one of its long-term mortgages on September 30, 2011; however, the mortgage has two remaining annual extension options through 2013, and the Company intends to exercise one of these options in 2011. As long as the Company is in compliance with certain covenants under the mortgage loan, it will be able to exercise the renewal option. As of June 30, 2011 the Company was in compliance with these covenants.

The fair market value of all fixed-rate mortgage notes payable outstanding as of June 30, 2011 was $261,089, as compared to the carrying value stated above of $267,124. The fair market value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms.
Scheduled principal payments of mortgage notes payable for the remainder of 2011, each of the five succeeding fiscal years and thereafter are as follows:

	Scheduled principal
Year	payments
Six months ending December 31, 2011	$47,081	(1)
2012	3,956
2013	12,793
2014	21,439
2015	55,282
2016	58,850
Thereafter	68,599

	$268,000

(1)	The $45.2 million mortgage note issued in September 2008 was extended on September 30, 2010 for one year. The Company expects to exercise additional options to extend the maturity date until October 2013.
Line of Credit
In December 2010, the Company procured a $50,000 line of credit (with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and as an administrative agent and Branch Banking and Trust Company serving as a revolving lender and a letter of credit issuer), which matures on December 28, 2013. The line of credit provides for a senior secured revolving credit facility of up to $50,000 with a standby letter of credit sublimit of up to $20,000. The line of credit may, upon satisfaction of certain conditions, be expanded up to $75,000. Currently, nine of the Company’s properties are pledged as collateral under its line of credit. The interest rate per annum applicable to the line of credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00%, depending upon the Company’s leverage. The leverage ratio used in determining the applicable margin for interest on the line of credit is recalculated quarterly. The Company is subject to an annual maintenance fee of 0.25% per year. The Company’s ability to access this source of financing is subject to its continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and its meeting certain lending limits. One such covenant requires the Company to limit distributions to its stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards.
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

At June 30, 2011, there was $8,200 outstanding under the line of credit at an interest rate of 3.2% and $5,050 outstanding under letters of credit at a weighted average interest rate of 3.0%. At June 30, 2011, the remaining borrowing capacity available under the line of credit was $32,314. The Company was in compliance with all covenants under the line of credit as of June 30, 2011. The amount outstanding on the line of credit as of June 30, 2011 approximates fair value, because the debt is short-term and variable rate.
6. Stockholders’ Equity
The following table summarizes the changes in stockholders’ equity for the six months ended June 30, 2011:

						Distributions in
				Capital in	Notes	Excess of	Total
	Preferred	Senior Common	Common	Excess of	Receivable	Accumulated	Stockholders’
	Stock	Stock	Stock	Par Value	from Employees	Earnings	Equity
Balance at December 31, 2010	$2	$—	$9	$174,261	$(963)	$(61,934)	$111,375

Issuance of common stock, net	—	—	2	34,403	—	—	34,405

Repayment of principal on employee notes receivable	—	—	—	—	532	—	532

Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(9,302)	(9,302)

Net income	—	—	—	—	—	2,850	2,850

Balance at June 30, 2011	$2	$—	$11	$208,664	$(431)	$(68,386)	$139,860

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

	Number of	Strike Price	Amount of	Outstanding Balance	Outstanding Balance
	Options	of Options	Promissory Note	of Employee Loans at	of Employee Loans at	Maturity Date	Interest Rate
Date Issued	Exercised	Exercised	Issued to Employees	June 30, 2011	December 31, 2010	of Note	on Note
Sep 2004	25	$15.00	$375	$20	$20	Sep 2013	5.00%
Apr 2006	12	16.10	193	4	5	Apr 2015	7.77%
May 2006	50	16.85	843	—	531	May 2016	7.87%
May 2006	2	16.10	32	32	32	May 2016	7.87%
Nov 2006	25	15.00	375	375	375	Nov 2015	8.15%

	114		$1,818	$431	$963

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as full recourse loans to employees and are included in the equity section of the accompanying consolidated balance sheets. As of June 30, 2011, each loan maintained its full recourse status.

The Company’s Board of Directors declared the following distributions per share for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Common Stock	$0.375	$0.375	$0.750	$0.750
Senior Common Stock	$0.2625	$0.2625	$0.5250	$0.5250
Series A Preferred Stock	$0.4843749	$0.4843749	$0.9687498	$0.9687498
Series B Preferred Stock	$0.4688	$0.4688	$0.9375	$0.9375
On February 2, 2011, the Company sold 725,000 shares of its common stock at $18.35 per share in an underwritten public offering of its common stock. The Company also granted the underwriters a 30-day option to purchase up to 108,750 shares of common stock on the same terms and conditions to cover over-allotments, if any. On February 11, 2011, the underwriters exercised their option to purchase an additional 108,750 shares of common stock. The net proceeds, including the over-allotment, after deducting the underwriting discount and offering expenses were $14,322. The Company used the proceeds of the offering to repay a portion of the outstanding balance under its line of credit and for general corporate purposes.
On June 15, 2011, the Company sold 1,200,000 shares of its common stock at $17.55 per share in an underwritten public offering of its common stock. The Company also granted the underwriters a 30-day option to purchase up to 180,000 shares of common stock on the same terms and conditions to cover over- allotments, if any. On July 6, 2011, the underwriters exercised their option to purchase an additional 174,000 shares of common stock. The net proceeds, including the over-allotment, after deducting the underwriting discount and offering expenses were $22,705. The Company used the proceeds of the offering to repay a portion of the outstanding balance under its line of credit and for general corporate purposes.
The Company has an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which it may, from time to time, offer to sell shares of its common stock with an aggregate sales price of up to $25,000 on the open market through Jefferies, as agent, or to Jefferies, as principal. As of June 30, 2011, the Company had sold 192,365 shares with net proceeds of $3,400, and has a remaining capacity to sell up to $21,600 of common stock under the Open Market Sale Agreement with Jefferies. The program was not utilized during the three months ending June 30, 2011.
On March 28, 2011, the Company commenced an offering of an aggregate of 3,500,000 shares of its senior common stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares are intended to be offered pursuant to the primary offering and 500,000 shares are intended to be offered pursuant to the Company’s distribution reinvestment plan (the “DRIP”). The Company, however, reserves the right to reallocate the number of shares being offered between the primary offering and the DRIP. To date the Company has not sold any shares of senior common stock in this ongoing offering.
7. Subsequent Events
On July 6, 2011, in connection with the Company’s common stock offering completed on June 15, 2011, the underwriters of the offering exercised and closed their option to purchase an additional 174,000 shares of common stock from the Company. The Company received approximately $2,865 in additional net proceeds from the sale of these shares after deducting the underwriting discount and offering expenses.

On July 12, 2011, the Company’s Board of Directors declared the following monthly distributions:

Common Stock Cash Distributions
		Distribution
Record Date	Payment Date	per Share
July 22, 2011	July 29, 2011	$0.125
August 19, 2011	August 31, 2011	$0.125
September 22, 2011	September 30, 2011	$0.125

Senior Common Stock Cash Distributions
Payable to the Holders or		Distribution
Record During the Month of:	Payment Date	per Share
July	August 5, 2011	$0.0875
August	September 8, 2011	$0.0875
September	October 7, 2011	$0.0875

Series A Preferred Stock Cash Distibutions
		Distribution
Record Date	Payment Date	per Share
July 22, 2011	July 29, 2011	$0.1614583
August 19, 2011	August 31, 2011	$0.1614583
September 22, 2011	September 30, 2011	$0.1614583

Series B Preferred Stock Cash Distibutions
		Distribution
Record Date	Payment Date	per Share
July 22, 2011	July 29, 2011	$0.15625
August 19, 2011	August 31, 2011	$0.15625
September 22, 2011	September 30, 2011	$0.15625

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q, or Report.
All references to “we,” “our,” “us” and the “Company” in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.
OVERVIEW
General
We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 67 properties totaling 6.9 million square feet, which have a total gross and net carrying value, including intangible assets, of $473.2 million and $404.0 million, respectively.
Business Environment
The United States continues to recover from the recession that it entered into during late 2007; however, unemployment remains high and housing starts are low, and these key economic indicators will need to improve for the economy to fully recover. As a result, conditions within the U.S. capital markets generally, and the U.S. real estate capital markets particularly, continue to experience significant dislocation and stress. While we are seeing signs of improvement in both the equity and debt capital markets, these markets remain somewhat challenging.
As a result, the continued challenging economic conditions could still materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease. For example, the tenant occupying our building located in Hazelwood, Missouri declared bankruptcy in October 2010. The tenant did not confirm our lease in its bankruptcy proceedings in March 2011, and the final rent payment was received in April 2011. We are currently working to re-tenant this property. In addition, one of our other buildings remains vacant. The leases on these two vacant buildings comprised 2.4% of our annualized rental income and the annual carrying costs are $223,000. We are actively seeking new tenants for these properties. All of our remaining properties are occupied and the tenants are paying in accordance with their leases.
Moreover, our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our line of credit. The market for long-term mortgages has been limited for some time; however, we have recently seen mid-to-long-term (5 to 10 year) mortgages become more obtainable. The collateralized mortgage backed securities, or CMBS, market has been making a comeback in recent months, but it is much more conservative than it was prior to the recession. As a result, we will likely not have the same level of access to the CMBS market that we had prior to the recession. Consequently, we will be looking to both regional banks and the CMBS market to issue mortgages to finance our real estate activities.
Recent Developments
Investment Activities
On April 4, 2011, we acquired a 60,000 square foot office building located in Hickory, North Carolina for $10.7 million, including related acquisition expenses of $59,000. We funded this acquisition using borrowings from our line of credit. At closing, we were assigned the existing triple net lease with the existing tenant, which has a remaining term of approximately nine years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.1 million.
On June 20, 2011, we acquired a 78,421 square foot office building located in Springfield, Missouri for $15.9 million, including related acquisition expenses of $57,000. We funded this acquisition through a combination of borrowings from our line of credit and the assumption of approximately $11.6 million of mortgage debt on the property. At closing, we were assigned the existing triple net lease with T-Mobile USA, Inc., which has a remaining term of approximately ten years. The tenant has three options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.4 million.
Leasing Activities
On May 15, 2011, we re-leased our previously vacant building located in South Hadley, Massachusetts for a period of six months, with a three-month extension option. The lease provides for rent over the term of $101,000.
On June 23, 2011, we extended the lease with the tenant occupying our properties located in Angola, Indiana and Rock Falls, Illinois. The lease covering these properties was extended for an additional three year period, thereby extending the lease until August 2023. The lease was originally set to expire in August 2020. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $345,000. Furthermore, the lease grants the tenant three options to extend the lease for a period of five years each.
Equity Activities
On February 2, 2011, we closed on the sale of 725,000 shares of our common stock at $18.35 per share in an underwritten public offering of our common stock. Subsequently, on February 16, 2011, we closed on the sale of an additional 108,750 shares of common stock on the same terms and conditions in connection with the underwriters’ exercise of their over-allotment option. The net proceeds, including the over-allotment, after deducting the underwriting discount and offering expenses were $14.3 million. We used the proceeds of the offering to repay a portion of the outstanding balance under our line of credit and for general corporate purposes. The shares were issued under our effective shelf registration statement on file with the Securities and Exchange Commission, or SEC.
On June 15, 2011, we closed on the sale of 1,200,000 shares of our common stock at $17.55 per share in an underwritten public offering of our common stock. Subsequently, on July 6, 2011, we closed on the sale of an additional 174,000 shares of common stock on the same terms and conditions in connection with the underwriters’ exercise of their over-allotment option. The net proceeds, including the over-allotment, after deducting the underwriting discount and offering expenses were $22.7 million. We used the proceeds of the offering to repay a portion of the outstanding balance under our line of credit and for general corporate purposes. The shares were issued under our effective shelf registration statement on file with the SEC.
Diversity of Our Portfolio
Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, geographic market or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. Our largest tenant at June 30, 2011 comprised 7.2% of our total rental income, and our largest concentration of properties was located in Ohio, which accounted for 17.4% of our total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the six months ended June 30, 2011 and 2010, respectively:

	For the six months ended June 30, 2011		For the six months ended June 30, 2010
	(Dollars in Thousands)		(Dollars in Thousands)
		Percentage of		Percentage of
Industry Classification	Rental Income	Rental Income	Rental Income	Rental Income
Healthcare, Education & Childcare	$3,175	15.2%	$3,073	14.8%
Electronics	3,083	14.8	3,083	14.8
Telecommunications	2,767	13.3	2,724	13.1
Diversified/Conglomerate Manufacturing	1,833	8.8	1,832	8.8
Chemicals, Plastics & Rubber	1,569	7.5	1,565	7.5
Containers, Packaging & Glass	1,166	5.6	1,165	5.6
Machinery	1,126	5.4	1,194	5.7
Beverage, Food & Tobacco	1,094	5.3	1,094	5.3
Printing & Publishing	1,033	5.0	1,096	5.3
Personal & Non-Durable Consumer Products	1,116	5.4	677	3.3
Buildings and Real Estate	1,052	5.1	1,023	4.9
Oil & Gas	635	3.0	647	3.1
Automobile	583	2.8	583	2.8
Personal, Food & Miscellaneous Services	288	1.4	288	1.4
Home & Office Furnishings	265	1.3	265	1.3
Diversified/Conglomerate Services	379	1.8	154	0.7
Insurance	—	0.0	361	1.7

	$21,164	100.0%	$20,824	100.0%

Our Adviser and Administrator
Our Adviser is led by a management team which has extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser as well as its vice chairman and chief operating officer. George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations department and their respective staffs.
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
During the three and six months ended June 30, 2011 and 2010, none of these third party expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties that we acquire, the aggregate amount of mortgage loans that we make and the extent to which we are able to shift the burden of such fees to our tenants and borrowers. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.
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
Quarterly Incentive Fee Based on FFO
Pre-incentive fee FFO
(expressed as a percentage of total common stockholders’ equity)
Percentage of pre-incentive fee FFO allocated to the incentive fee
The incentive fee may be reduced because of a covenant which exists in our line of credit agreement which limits distributions to our stockholders to 95% of FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for both the three and six months ended June 30, 2011 and 2010, respectively, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.
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
Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview-Business Environment,” we evaluated our entire portfolio as of June 30, 2011 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. As a result of this analysis, we concluded that none of our properties were impaired and we will continue to monitor our portfolio for any indicators that may change our conclusion.

Results of Operations
The weighted-average yield on our total portfolio, taking into account vacant properties, was 9.4% as of June 30, 2011. If the portfolio were fully occupied the weighted-average yield would have been 9.6%, assuming returns on our vacant buildings remain steady, as of June 30, 2011. The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.
A comparison of our operating results for the three and six months ended June 30, 2011 and 2010 is below:

	For the three months ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in Thousands)
Operating revenues
Rental income	$10,729	$10,410	$319	3%
Interest income from mortgage note receivable	—	189	(189)	-100%
Tenant recovery revenue	87	82	5	6%

Total operating revenues	10,816	10,681	135	1%

Operating expenses
Depreciation and amortization	3,475	3,390	85	3%
Property operating expenses	202	230	(28)	-12%
Due diligence expense	131	—	131	100%
Base management fee	435	296	139	47%
Incentive fee	840	829	11	1%
Administration fee	260	219	41	19%
General and administrative	357	442	(85)	-19%

Total operating expenses before credit from Adviser	5,700	5,406	294	5%

Credit to incentive fee	(445)	(56)	(389)	695%

Total operating expenses	5,255	5,350	(95)	-2%

Other income (expense)
Interest income — employee loans	9	43	(34)	-79%
Other income	1	5	(4)	-80%
Interest expense	(4,201)	(4,373)	172	-4%

Total other expense	(4,191)	(4,325)	134	-3%

Net income	1,370	1,006	364	36%

Distributions attributable to preferred stock	(1,024)	(1,023)	(1)	0%
Distributions attributable to senior common stock	(15)	—	(15)	100%

Net income (loss) available to common stockholders	$331	$(17)	$348	-2047%

	For the six months ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in Thousands)
Operating revenues
Rental income	$21,164	$20,824	$340	2%
Interest income from mortgage note receivable	—	377	(377)	-100%
Tenant recovery revenue	170	165	5	3%

Total operating revenues	21,334	21,366	(32)	0%

Operating expenses
Depreciation and amortization	6,845	6,712	133	2%
Property operating expenses	499	474	25	5%
Due diligence expense	(8)	22	(30)	-136%
Base management fee	787	609	178	29%
Incentive fee	1,672	1,675	(3)	0%
Administration fee	516	451	65	14%
General and administrative	812	823	(11)	-1%

Total operating expenses before credit from Adviser	11,123	10,766	357	3%

Credit to incentive fee	(931)	(56)	(875)	1563%

Total operating expenses	10,192	10,710	(518)	-5%

Other income (expense)
Interest income — employee loans	19	86	(67)	-78%
Other income	45	8	37	463%
Interest expense	(8,356)	(8,657)	301	-3%

Total other expense	(8,292)	(8,563)	271	-3%

Net income	2,850	2,093	757	36%

Distributions attributable to preferred stock	(2,047)	(2,047)	—	0%
Distributions attributable to senior common stock	(31)	—	(31)	100%

Net income available to common stockholders	$772	$46	$726	1578%

Operating Revenues
Rental income increased for both the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, because of three properties acquired subsequent to June 30, 2010, partially offset by the lost rental income from two of our properties, which are now vacant.
Interest income from mortgage notes receivable decreased for both the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, as our only mortgage loan was fully repaid in July 2010.
Tenant recovery revenue increased slightly for both the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, because of an increase in insurance premiums from 2010, resulting in increased reimbursements from our tenants.
Operating Expenses
Depreciation and amortization expenses increased for both the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, because we acquired three properties subsequent to June 30, 2010.
Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses decreased during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, because of a decrease in repairs in maintenance incurred during the three months ended June 30, 2011 versus the three months ended June 30, 2010, partially offset by overhead expenses for which we are now responsible, which were previously paid directly by our tenants, at our two vacant properties. Property operating expenses increased during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, because of overhead expenses for which we are now responsible, which were previously paid directly by our tenants, at our two vacant properties, partially offset by a reduction in repairs in maintenance at certain of our properties.
Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Due diligence expense increased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, because of costs incurred related to the two acquisitions closed during the three months ended June 30, 2011 coupled with due diligence costs incurred for deals in our pipeline. Due diligence expense decreased for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to an out of period adjustment of $250,000 recorded during the three months ended March 31, 2011 related to the acquisition of the property in Orange City, Iowa in December 2010. See Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q for further detail of the out of period adjustment.
The base management fee increased for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, due to an increase in total common stockholders’ equity from the issuance of common shares during the six months ended June 30, 2011, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”
The incentive fee increased for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due to the increase in pre-incentive fee FFO caused by the increase in rental income from the three properties acquired subsequent to June 30, 2010 coupled with a reduction in interest expense and general and administrative expenses for the period. The incentive fee remained relatively flat for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, because pre-incentive fee FFO remained flat. The calculation of the incentive fee is described in detail above under “Advisory and Administration Agreements.”

The administration fee increased for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, primarily as a result of an increase in the amount of the total expenses allocated from our Administrator during the periods, coupled with an increase in our allocable portion of the total expenses. The calculation of the administration fee is described in detail above under “Advisory and Administration Agreements.”
General and administrative expenses decreased for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, primarily as a result of a reduction in legal fees incurred at certain of our properties.
Other Income and Expense
Interest income on employee loans decreased during the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010. This decrease was a result of loan payoffs made by employees during 2010 and 2011, coupled with other principal repayments made during the periods.
Other income decreased during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, because of income received during the three months ended June 30, 2010 related to tax refunds received during the three months ended June 30, 2010 for overpayment of franchise taxes in certain states. Other income increased during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, because of settlement income received from the previous tenant in our South Hadley, Massachusetts property related to repairs needed for the parking lot at the building.
Interest expense decreased for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010. This decrease was primarily a result of the 2.3% decrease in the interest rate charged on our $45.2 million mortgage loan that was renewed in September 2010, coupled with reduced interest expense on our long-term financings from amortizing principal payments made during 2010 and 2011, partially offset by interest on mortgage debt assumed in December 2010 and June 2011.
Net Income Available to Common Stockholders
Net income available to common stockholders increased for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010 primarily because of the out of period adjustment that was recorded during the three months ended March 31, 2011, coupled with increased rental income and a decrease in interest expense, as discussed above.
Liquidity and Capital Resources
Overview
Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our line of credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at June 30, 2011 was $34.6 million, including $2.3 million in cash and cash equivalents and an available borrowing capacity of $32.3 million under our line of credit.
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
Equity Capital
Equity capital markets continue to improve. As a result, we were able to raise $3.4 million of common equity pursuant to our Open Market Sales Agreement with Jefferies during 2010. We have not sold any common shares under our Open Market Agreement during 2011, however, we raised $14.3 million of common equity in February 2011 and another $22.7 million of common equity in June 2011. See “Overview — Recent Developments” above. We used these proceeds to repay a portion of the outstanding balance of the line of credit, to acquire additional properties and the remainder for general corporate and working capital needs.
Currently, we have the ability to raise up to $257.2 million of additional equity capital through the sale of securities that are registered under our universal shelf registration statement on Form S-3 (the “Universal Shelf”) in one or more future public offerings. Of the $257.2 million of available capacity under our Universal Shelf, $21.6 million of common stock is reserved for additional sales under our Open Market Sale Agreement and $52.5 million is reserved for sales of our Senior Common Stock.
Debt
As of June 30, 2011, we had 18 fixed-rate mortgage notes payable in the aggregate principal amount of $268.0 million, collateralized by a total of 56 properties with terms at issuance ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2011 was 5.68%.
We believe that banks are recommencing their general lending practices and the CMBS market is returning, see the discussion in “Overview — Business Environment” above. Specifically, we are beginning to see banks that are willing to issue medium to long-term mortgages, between five and ten years, albeit on less favorable terms than were previously available. Consequently, we are focused on obtaining mortgages through both regional banks and CMBS.
We have mortgage debt in the aggregate principal amount of $1.8 million payable during the remainder of 2011 and $4.0 million payable during 2012. This does not include $45.2 million of balloon principal payments maturing on one of our long-term mortgages in 2011; however, this mortgage has two remaining annual extension options through 2013, and we intend to exercise one of these options in 2011. As long as we are in compliance with certain covenants under the mortgage loan, we will be able to exercise the renewal option. The mortgage payments due in 2011 and 2012 are solely comprised of debt amortization payments. We have no balloon principal payments due under any of our other mortgage loans until 2013. We intend to pay the debt amortization payments from operating cash flow and borrowings under our line of credit.
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2011 was $9.6 million, as compared to net cash provided by operating activities of $7.1 million for the six months ended June 30, 2010. This increase was primarily a result of the $750,000 lease modification fee received from the tenant located in our properties in Georgia in connection with the extension of their lease in January 2011, coupled with rental income received from the three properties acquired subsequent to June 30, 2010, and expenses incurred during the six months ended June 30, 2010 related to our terminated offering of our unregistered senior common stock, which were not incurred in 2011. This was partially offset by the two vacancies in our properties, coupled with the lost interest income from the repayment of our mortgage loan in 2010. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2011 was $16.4 million, which primarily consisted of the acquisition of two properties in 2011, coupled with tenant improvements performed at certain of our properties and net payments to our lenders for reserves, as compared to net cash used in investing activities during the six months ended June 30, 2010 of $238,000 which primarily consisted of net receipts from lenders for reserves and a decrease in the amount of our restricted cash, partially offset by tenant improvements performed at certain of our properties.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2011 was $2.1 million, which primarily consisted of proceeds from the sale of common stock, partially offset by distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments on our line of credit. Net cash used in financing activities for the six months ended June 30, 2010 was $7.1 million, which primarily consisted of distributions paid to our stockholders and principal repayments on mortgage notes payable, partially offset by net borrowings from our line of credit.
Line of Credit
In December 2010, we procured a $50.0 million line of credit maturing on December 28, 2013, with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and as an administrative agent and Branch Banking and Trust Company serving as a revolving lender and a letter of credit issuer. The line of credit provides for a senior secured revolving credit facility of up to $50.0 million, with a standby letter of credit sublimit of up to $20.0 million. The line of credit may, upon satisfaction of certain conditions, be expanded up to $75.0 million. Currently, nine of our properties are pledged as collateral under our line of credit. The interest rate per annum applicable to the line of credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00% depending upon our leverage. Our leverage ratio used in determining the applicable margin for interest on the line of credit is recalculated quarterly. We are subject to an annual maintenance fee of 0.25% per year. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount that we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards.
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

At June 30, 2011, there was $8.2 million outstanding under the line of credit at an interest rate of 3.2% and $5.1 million outstanding under letters of credit at a weighted average interest rate of 3.0%. At June 30, 2011, the remaining borrowing capacity available under the line of credit was $32.3 million. Our ability to increase the availability under our line of credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only eleven of our properties do not have long-term mortgages, and nine of those are pledged as collateral under our line of credit. Accordingly, we have only two properties which are unencumbered, and which may be pledged as collateral to increase the borrowing capacity available under the line of credit. We were in compliance with all covenants under the line of credit as of June 30, 2011.
Contractual Obligations
The following table reflects our material contractual obligations as of June 30, 2011:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	276,200	$48,988	$42,486	$105,551	$79,175
Interest on Debt Obligations (2)	66,642	14,082	26,585	19,607	6,368
Capital Lease Obligations (3)	300	—	300	—	—
Operating Lease Obligations (4)	1,527	153	305	305	764

Total	$344,669	$63,223	$69,676	$125,463	$86,307

(1)	Debt obligations represent borrowings under our line of credit, which represents $8,200 of the debt obligation due in 2013, and mortgage notes payable that were outstanding as of June 30, 2011. The $45,233 mortgage note issued in September 2008 matures in October 2011, and we expect to exercise each of our options to extend the maturity date until October 2013.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of June 30, 2011.

(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.

(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property, which expires in June 2021.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2011.

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

The following table provides a reconciliation of our FFO for the three and six months ended June 30, 2011 and 2010, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average share of common stock and basic and diluted net income per weighted average share of common stock:

	For the three months ended June 30,
	2011	2010
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,370	$1,006
Less: Distributions attributable to preferred and senior common stock	(1,039)	(1,023)

Net income (loss) available to common stockholders	331	(17)

Add: Real estate depreciation and amortization	3,475	3,390

FFO available to common stockholders	$3,806	$3,373

Weighted average shares outstanding — basic	9,782	8,545
Weighted average shares outstanding — diluted	9,834	8,545

Basic net income per weighted average share of common stock	$0.04	$0.00

Diluted net income per weighted average share of common stock	$0.04	$0.00

Basic FFO per weighted average share of common stock	$0.39	$0.39

Diluted FFO per weighted average share of common stock	$0.39	$0.39

Distributions declared per share of common stock	$0.375	$0.375

Percentage of FFO paid per share of common stock	95%	95%

	For the six months ended June 30,
	2011	2010
	(Dollars in Thousands, Except Per Share Data)
Net income	$2,850	$2,093
Less: Distributions attributable to preferred and senior common stock	(2,078)	(2,047)

Net income available to common stockholders	772	46

Add: Real estate depreciation and amortization	6,845	6,712

FFO available to common stockholders	$7,617	$6,758

Weighted average shares outstanding — basic	9,522	8,552
Weighted average shares outstanding — diluted	9,573	8,553

Basic net income per weighted average share of common stock	$0.08	$0.01

Diluted net income per weighted average share of common stock	$0.08	$0.01

Basic FFO per weighted average share of common stock	$0.80	$0.79

Diluted FFO per weighted average share of common stock	$0.80	$0.79

Distributions declared per share of common stock	$0.750	$0.750

Percentage of FFO paid per share of common stock	94%	95%

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
To illustrate the potential impact of changes in interest rates on our net income for the three and six months ended June 30, 2011, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the impact of a 1%, 2% and 3% increase in the one month LIBOR for the three months ended June 30, 2011. As of June 30, 2011, our effective average LIBOR was 0.19%; thus, a 1% decrease could not occur.

	(Dollars in Thousands)
	Increase to Rental	Increase to Interest	Net Decrease to
Interest Rate Change	Income	Expense	Net Income
1% Increase to LIBOR	$—	$35	$(35)
2% Increase to LIBOR	—	71	(71)
3% Increase to LIBOR	1	106	(105)
As of June 30, 2011, the fair value of our fixed rate debt outstanding was $261.1 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at June 30, 2011, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $8.7 million and $9.2 million, respectively.
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

Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2011, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.
Item 1A. Risk Factors
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please review the risk below and refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed by us with the Securities and Exchange Commission on March 8, 2011.
Recent delays by U.S. lawmakers to reach an agreement on the national debt ceiling and the uncertainty if lawmakers will be able to implement a budget may materially adversely affect our business, financial condition and results of operations.
The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S.'s credit rating for the first time in history. While U.S. lawmakers were able to reach an agreement and raise the national debt ceiling, there is still uncertainty about whether the U.S. can implement the budget and thus the U.S. could still default on its obligations in the future. Such a default, the perceived risk of such a default or a downgrade of the U.S.’s credit rating consequently could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world. This could negatively affect our ability to obtain financing for our investments and limit our ability to utilize certain of our current borrowings. In addition, we may have difficulty releasing our properties or collecting rent from tenants that may rely on any funding that is cut by our government. As a result, this could adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit
Number	Exhibit Description
3.1	Articles of Amendment and Restatement to Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.1.1	Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of the 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

3.1.2	Articles of Amendment to Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on April 13, 2006.

3.1.3	Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of the Registrant’s Form 8-A12B (File No. 000-50363), filed October 19, 2006.

3.1.4	Articles of Amendment to Articles of Amendment and Restatement to Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q, filed July 30, 2009.

3.1.5	Articles Supplementary of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 19, 2010.

3.1.6	Articles Supplementary of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed September 9, 2010.

3.1.7	Articles Supplementary of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed September 9, 2010.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2.1	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.5% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

10.1	Underwriting Agreement, dated June 10, 2011, incorporated by reference to Exhibit 1.1 of

Exhibit
Number	Exhibit Description
the Registrant’s Current Report on Form 8-K, filed on June 10, 2011.

11	Computation of Per Share Earnings from Operations of the Registrant (included in the notes to the unaudited financial statements contained in this Report.

12	Statements re: computation of ratios of the Registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

***	The following financial information of the Registrant for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited). Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date: August 2, 2011	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer