Form 10-Q
period 2011-09-30
GLADSTONE COMMERCIAL CORP
filed 2011-11-01
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 001-33097

GLADSTONE COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 200 MCLEAN, VIRGINIA	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 1, 2011 was 10,945,379.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2011

Gladstone Commercial Corporation

Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Real estate, at cost	$420,241	$401,017
Less: accumulated depreciation	51,119	43,659

Total real estate, net	369,122	357,358

Lease intangibles, net	31,791	26,747
Cash and cash equivalents	2,410	7,062
Restricted cash	2,568	2,288
Funds held in escrow	4,051	2,621
Deferred rent receivable	12,151	10,373
Deferred financing costs, net	3,120	3,326
Other assets	1,880	834

TOTAL ASSETS	$427,093	$410,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$266,008	$259,595
Borrowings under line of credit	9,100	27,000
Deferred rent liability	3,144	2,276
Asset retirement obligation liability	3,179	3,063
Accounts payable and accrued expenses	1,268	2,683
Due to Adviser (1)	739	965
Other liabilities	4,363	3,652

Total Liabilities	287,801	299,234

STOCKHOLDERS’ EQUITY
Redeemable preferred stock, $0.001 par value; $25 liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2	2
Senior common stock, $0.001 par value; 7,500,000 shares authorized and 59,057 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value, 40,200,000 shares authorized and 10,945,379 and 8,724,613 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	11	9
Additional paid in capital	211,508	174,261
Notes receivable - employees	(426)	(963)
Distributions in excess of accumulated earnings	(71,803)	(61,934)

Total Stockholders’ Equity	139,292	111,375

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$427,093	$410,609

(1)	Refer to Note 2 Related-Party Transactions

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Operating revenues
Rental income	$11,085	$10,209	$32,249	$31,034
Interest income from mortgage note receivable	—	44	—	421
Tenant recovery revenue	88	81	259	246

Total operating revenues	11,173	10,334	32,508	31,701

Operating expenses
Depreciation and amortization	3,629	3,280	10,473	9,992
Property operating expenses	251	263	750	738
Due diligence expense	201	—	194	21
Base management fee (1)	430	298	1,217	907
Incentive fee (1)	877	1,070	2,549	2,746
Administration fee (1)	242	357	759	808
General and administrative	381	2,014	1,193	2,837

Total operating expenses before credits from Adviser	6,011	7,282	17,135	18,049

Credit to incentive fee	(828)	—	(1,759)	(56)

Total operating expenses	5,183	7,282	15,376	17,993

Other income (expense)
Interest income - employee loans	9	37	28	123
Other income	—	3,310	45	3,318
Interest expense	(4,251)	(4,371)	(12,607)	(13,028)

Total other expense	(4,242)	(1,024)	(12,534)	(9,587)

Net income	1,748	2,028	4,598	4,121

Distributions attributable to preferred stock	(1,023)	(1,023)	(3,070)	(3,070)
Distributions attributable to senior common stock	(16)	(4)	(46)	(5)

Net income available to common stockholders	$709	$1,001	$1,482	$1,046

Earnings per weighted average share of common stock
Basic	$0.07	$0.12	$0.15	$0.12

Diluted	$0.07	$0.12	$0.15	$0.12

Weighted average shares of common stock outstanding
Basic	10,936	8,563	9,998	8,556

Diluted	10,988	8,577	10,050	8,561

Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.78	$0.79

Weighted average shares of senior common stock outstanding - basic	59	16	59	6

(1)	Refer to Note 2 Related-Party Transactions

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,598	$4,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,473	9,992
Amortization of deferred financing costs	684	837
Amortization of deferred rent asset and liability, net	(513)	(516)
Amortization of discount and premium on assumed debt	78	—
Asset retirement obligation expense	116	108
(Decrease) increase in other assets	(396)	358
Increase in deferred rent liability	1,626	—
Increase in deferred rent receivable	(1,051)	(1,235)
(Decrease) increase in accounts payable, accrued expenses, and amount due Adviser	(1,641)	81
Increase in other liabilities	430	121

Net cash provided by operating activities	14,404	13,867

Cash flows from investing activities:
Real estate investments	(16,333)	(748)
Leasing commissions paid	—	(7)
Principal repayments on mortgage notes receivable	—	10,000
Receipts from lenders for funds held in escrow	1,329	1,082
Payments to lenders for funds held in escrow	(2,759)	(1,309)
Receipts from tenants for reserves	1,649	1,615
Payments to tenants from reserves	(1,320)	(1,216)
(Increase) decrease in restricted cash	(279)	27
Deposits on future acquisitions	(900)	—
Deposits refunded	250	250

Net cash (used in) provided by investing activities	(18,363)	9,694

Cash flows from financing activities:
Proceeds from issuance of equity	39,657	1,793
Offering costs	(2,407)	(150)
Principal repayments on mortgage notes payable	(5,585)	(1,980)
Principal repayments on employee notes receivable	537	789
Borrowings from line of credit	39,374	22,400
Repayments on line of credit	(57,274)	(32,900)
Decrease in security deposits	(50)	(426)
Payments for deferred financing costs	(478)	(254)
Distributions paid for common, senior common and preferred	(14,467)	(12,699)

Net cash used in financing activities	(693)	(23,427)

Net (decrease) increase in cash and cash equivalents	(4,652)	134

Cash and cash equivalents, beginning of period	7,062	3,096

Cash and cash equivalents, end of period	$2,410	$3,230

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION

Fixed rate debt assumed in connection with acquisitions	$11,921	$—

Forfeiture of common stock in satisfaction of employee note receivable	$—	$244

Senior common dividend issued in the dividend reinvestment program	$—	$2

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, Except Share and per Share Data or Unless Otherwise Indicated)

1.	Organization and Significant Accounting Policies

Gladstone Commercial Corporation (the “Company”) was incorporated on February 14, 2003 under the General Corporation Law of Maryland. The Company operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and exists primarily for the purposes of engaging in the business of investing in real estate properties net leased to creditworthy entities and selectively making mortgage loans to creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”).

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

Reclassifications

Certain amounts on the consolidated statements of operations and consolidated statements of cash flows from prior years’ financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

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

The Company allocates purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets, was $2,582 and $7,459 for the three and nine months ended September 30, 2011, respectively, and $2,382 and $7,156 for the three and nine months ended September 30, 2010, respectively.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $91 and $245 for the three and nine months ended September 30, 2011, and $63 and $190 for the three and nine months ended September 30, 2010, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheet as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $269 and $758 for the three and nine months ended September 30, 2011, and $231 and $706 for the three and nine months ended September 30, 2010, respectively.

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

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to the Company resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets, was $1,047 and $3,014 for the three and nine months ended September 30, 2011, respectively, and $898 and $2,836 for the three and nine months ended September 30, 2010, respectively.

Impairment

The Company accounts for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires the Company to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, the Company will write down the carrying value of the property to its estimated fair value.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. The Company’s cash and cash equivalents at September 30, 2011 were held in the custody of three financial institutions, and the Company’s balance at times may exceed federally insurable limits.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. The Company made payments of $252 and $478 for deferred financing costs during the three and nine months ended September 30, 2011, respectively, and $193 and $254 for deferred financing cost during the three and nine months ended September 30, 2010, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $228 and $684 for the three and nine months ended September 30, 2011, respectively, and $293 and $837 for the three and nine months ended September 30, 2010, respectively.

Obligation Under Capital Lease

In conjunction with the Company’s acquisition of a building in Fridley, Minnesota in February 2008, the Company acquired a ground lease on the parking lot of the building, which had a purchase obligation to acquire the land under the ground lease at the end of the term in April 2014 for $300. In accordance with ASC 840-10-25, “Leases,” the Company accounted for the ground lease as a capital lease and recorded the corresponding present value of the obligation under the capital lease. The Company recorded total interest expense related to the accretion of the capital lease obligation of $3 and $9 for each of the three and nine months ended September 30, 2011 and 2010, respectively.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of the Company’s leases contain rental increases at specified intervals. The Company recognizes such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between rental revenue, as recorded on a straight line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Accordingly, the Company determines, in its judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. The Company reviews deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, the Company records an allowance for uncollectable accounts or records a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded as of September 30, 2011.

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

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted over the life of the leases for the respective properties. There were no liabilities accrued during the nine months ended September 30, 2011 and 2010, as the properties acquired during these periods were constructed after 1985. The Company also recorded expenses of $39 and $116 during the three and nine months ended September 30, 2011 respectively, and $33 and $108 during the three and nine months ended September 30, 2010, respectively, related to the accretion of the obligation.

Stock Issuance Costs

The Company accounts for stock issuance costs in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. Accordingly, the Company records costs incurred related to its ongoing equity offerings to other assets on its consolidated balance sheet and ratably applies these amounts to the cost of equity as stock is issued. If an equity offering is subsequently terminated and there are amounts remaining in other assets that have not been allocated to the cost of the offering, the remaining amounts are recorded as an expense on the consolidated statement of operations.

2.	Related-Party Transactions

The Company is externally managed pursuant to contractual arrangements with its Adviser and Gladstone Administration, LLC (the “Administrator”), which collectively employ all of the Company’s personnel and pay their salaries, benefits, and general expenses directly. The Company has an advisory agreement with its Adviser (the “Advisory Agreement”) and an administration agreement with its Administrator (the “Administration Agreement”). The management services and administrative fees under the Advisory and Administration Agreements are described below. As of September 30, 2011 and December 31, 2010, respectively, $739 and $965 were due to the Adviser.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of the Company’s total stockholders’ equity, less the recorded value of any preferred stock (“common stockholders’ equity”), and an incentive fee based on funds from operations (“FFO”). For the three and nine months ended September 30, 2011 the Company recorded a base management fee of $430 and $1,217, respectively, and for the three and nine months ended September 30, 2010, the Company recorded a base management fee of $298 and $907, respectively.

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

For the three and nine months ended September 30, 2011, the Company recorded an incentive fee of $877 and $2,549, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of $828 and $1,759, respectively, resulting in a net incentive fee for the three and nine months ended September 30, 2011, of $49 and $790, respectively. For the three and nine months ended September 30, 2010, the Company recorded an incentive fee of $1,070 and $2,746, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Adviser of $0 and $56, respectively, resulting in a net incentive fee for the three and nine months ended September 30, 2010, of $1,070 and $2,690, respectively. The Board of Directors of the Company accepted the Adviser’s offer to waive on a quarterly basis a portion of the incentive fee for the three and nine months ended September 30, 2011 and 2010, respectively in order to support the current level of distributions to the Company’s stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, the Company pays for its allocable portion of the Administrator’s overhead expenses in performing its obligations to the Company, including, but not limited to, rent and the salaries and benefits of its personnel, including its chief financial officer, chief compliance officer, internal counsel, treasurer, investor relations and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three and nine months ended September 30, 2011, the Company recorded an administration fee of $242 and $759, respectively, and for the three and nine months ended September 30, 2010, the Company recorded an administration fee of $357 and $808, respectively.

Dealer Manager Agreement

In connection with the offering of the Company’s Senior Common Stock (see Note 6, “Stockholders’ Equity,” for further details) the Company entered into a Dealer Manager Agreement, dated March 25, 2011 (the “Dealer Manager Agreement”), with Gladstone Securities, LLC (the “Dealer Manager”), pursuant to which the Dealer Manager agreed to act as the Company’s exclusive dealer manager in connection with the offering. The Dealer Manager is an affiliate of the Company, as its parent company is controlled by Mr. David Gladstone, the Company’s Chairman and Chief Executive Officer. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. The Dealer Manager, in its sole and absolute discretion, may re-allow all of its selling commissions attributable to a participating broker-dealer and may also re-allow a portion of its Dealer Manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, the Company has agreed to indemnify the Dealer Manager against various liabilities, including certain liabilities arising under the federal securities laws. The company has not made any payments to date to the Dealer Manager pursuant to this agreement.

3.	Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2011 and 2010. The Company computed basic earnings per share for the three and nine months ended September 30, 2011 and 2010 using the weighted average number of shares outstanding during the periods. Diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Calculation of basic earnings per share of common stock:

Net income available to common stockholders	$709	$1,001	$1,482	$1,046

Denominator for basic weighted average shares of common stock	10,936	8,563	9,998	8,556

Basic earnings per share of common stock	$0.07	$0.12	$0.15	$0.12

Calculation of diluted earnings per share of common stock:

Net income available to common stockholders	$709	$1,001	$1,482	$1,046
Add: Income impact of assumed conversion of senior common stock	16	4	46	5

Net income available to common stockholders plus assumed conversions	$725	$1,005	$1,528	$1,051

Denominator for basic weighted average shares of common stock	10,936	8,563	9,998	8,556
Effect of convertible senior common stock	52	14	52	5

Denominator for diluted weighted average shares of common stock	10,988	8,577	10,050	8,561

Diluted earnings per share of common stock	$0.07	$0.12	$0.15	$0.12

4.	Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of the Company’s investments in real estate, including capitalized leases, as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Real estate:
Land	$58,146	(1)	$55,158	(1)
Building and improvements	349,920		335,576
Tenant improvements	12,175		10,283
Accumulated depreciation	(51,119)		(43,659)

Real estate, net	$369,122		$357,358

(1)	Includes land held under a capital lease carried at $1,100.

During the nine months ended September 30, 2011, the Company acquired two properties, which are summarized below:

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

On June 20, 2011, the Company acquired a 78,421 square foot office building located in Springfield, Missouri for $15,850, excluding related acquisition expenses of $55. The Company funded this acquisition through a combination of borrowings from its line of credit and the assumption of $11,584 of mortgage debt on the property. At closing, the Company was assigned the existing triple net lease with T-Mobile USA, Inc., which has a remaining term of approximately ten years. The tenant has three options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1,422.

In accordance with ASC 805 the Company allocated the purchase price of the properties acquired during the nine months ended September 30, 2011 as follows:

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Carrying Value of Assumed Debt	Premium on Assumed Debt	Total Purchase Price

Hickory, North Carolina	$1,163	$5,567	$1,038	$736	$559	$616	$971	$—	$—	$10,650
Springfield, Missouri (1)	1,700	11,626	413	1,174	572	702	—	11,583	(337)	15,850

	$2,863	$17,193	$1,451	$1,910	$1,131	$1,318	$971	$11,583	$(337)	$26,500

(1)	The Company paid $4.3 million in cash for this property, the remaining $11.6 million was funded with the assumed mortgaged debt.

The weighted average amortization period for the intangible assets acquired during the nine months ended September 30, 2011, were as follows:

Intangible assets	Years
In-place leases	9.4
Leasing costs	9.4
Customer relationships	17.5
Above market leases	8.8

All intangible assets	11.9

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2011 and each of the five succeeding fiscal years and thereafter is as follows:

Year	Tenant Lease Payments
Three months ending December 31, 2011	$10,550
2012	42,316
2013	37,936
2014	33,884
2015	29,865
2016	25,423
Thereafter	164,174

In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, the Company would be required to pay property taxes on the respective properties, and ground lease payments on the property located in Tulsa, Oklahoma, in the event the tenant fails to pay them. The total annualized property taxes for all properties held by the Company at September 30, 2011 was $6,900, and the total annual ground lease payments on the property located in Tulsa, Oklahoma was $153.

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

On May 15, 2011, the Company re-leased its previously vacant building located in South Hadley, Massachusetts for a period of six months, and the tenant has a three-month extension option. The tenant exercised its three-month extension option in September 2011 and the lease now expires in February 2012.

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

Intangible Assets

The following table summarizes the value of intangible assets and the accumulated amortization for each intangible asset class:

	September 30, 2011		December 31, 2010
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization

In-place leases	$21,879	$(9,750)	$17,011	$(8,362)
Leasing costs	12,160	(5,405)	10,764	(4,685)
Customer relationships	19,429	(6,522)	17,636	(5,617)

	$53,468	$(21,677)	$45,411	$(18,664)

The estimated aggregate amortization expense for the remainder of 2011 and each of the five succeeding fiscal years and thereafter is as follows:

Year	Estimated Amortization Expense
Three months ending December 31, 2011	$1,810
2012	6,054
2013	3,360
2014	3,090
2015	2,700
2016	2,131
Thereafter	12,646

5.	Mortgage Notes Payable and Line of Credit

The Company’s mortgage notes payable and line of credit as of September 30, 2011 and December 31, 2010 are summarized below:

					Principal Balance Outstanding
	Date of Issuance/ Assumption	Principal Maturity Date		Stated Interest Rate at September 30, 2011 (1)	September 30, 2011	December 31, 2010
Fixed-Rate Mortgage Notes Payable:

	09/15/08	10/01/12	(2)	4.76%	$45,233	$48,015
	02/21/06	12/01/13		5.91%	8,890	9,022
	02/21/06	06/30/14		5.20%	18,446	18,740
	08/25/05	09/01/15		5.33%	20,488	20,771
	09/12/05	09/01/15		5.21%	12,051	12,209
	12/21/05	12/08/15		5.71%	18,495	18,728
	09/06/07	12/11/15		5.81%	4,231	4,292
	03/29/06	04/01/16		5.92%	16,904	17,000
	04/27/06	05/05/16		6.58%	13,462	13,720
	08/29/08	06/01/16		6.80%	6,044	6,162
	06/20/11	06/30/16		6.08%	11,546	—
	11/22/06	12/01/16		5.76%	13,794	13,954
	12/22/06	01/01/17		5.79%	21,087	21,330
	02/08/07	03/01/17		6.00%	13,775	13,775
	06/05/07	06/08/17		6.11%	14,240	14,240
	10/15/07	11/08/17		6.63%	15,311	15,474
	12/15/10	12/10/26		6.63%	10,470	10,795
	03/16/05	04/01/30		6.33%	2,400	2,642

Contractual Fixed-Rate Mortgage Notes Payable:					$266,867	$260,869

Premiums and Discounts, net:					(859)	(1,274)

Total Fixed-Rate Mortgage Notes Payable:					$266,008	$259,595

Variable-Rate Line of Credit:	12/28/10	12/27/13		LIBOR +3.00%	$9,100	$27,000

Total Mortgage Notes Payable and Line of Credit					$275,108	$286,595

(1)	The weighted average interest rate on all debt outstanding at September 30, 2011 was approximately 5.64%.
(2)	This note has three annual extension options, which gives the Company the ability to extend the term of the note until October 1, 2013. Two of these options have been exercised.

Mortgage Notes Payable

As of September 30, 2011, the Company had 18 fixed-rate mortgage notes payable, collateralized by a total of 56 properties. The parent company has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. The Company will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of September 30, 2011 was 5.71%.

The Company had $45,233 of balloon principal payments maturing under one of its long-term mortgages in 2011; however, the mortgage has two annual extension options through 2013, and the Company exercised one of these options on September 30, 2011. In connection with the exercise of the option, the interest rate reset from 4.58% to 4.76% through September 30, 2012. At the time of notification of extension, the Company remitted a fee of 0.25% of the outstanding principal balance, or approximately $113, which is recorded as a deferred financing cost in the Company’s consolidated balance sheet. The Company also remitted a certification to the lender that its aggregate debt service coverage ratio is not less than 1.2, thus the Company was in compliance with all covenants under the mortgage loan. The interest rate for the one additional extension period will adjust based upon the 1-year swap rate at the time of extension and a fixed spread of 4.41%.

The fair value of all fixed-rate mortgage notes payable outstanding as of September 30, 2011 was $256,879, as compared to the carrying value stated above of $266,008. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms.

Scheduled principal payments of mortgage notes payable for the remainder of 2011, each of the five succeeding fiscal years and thereafter are as follows:

Year	Scheduled principal payments
Three months ending December 31, 2011	$715
2012	49,190	(1)
2013	12,793
2014	21,439
2015	55,282
2016	58,850
Thereafter	68,598

	$266,867

(1)

The $45.2 million mortgage note issued in September 2008 was extended on September 30, 2011 for an additional year. The Company expects to exercise the additional option to extend the maturity date until October 2013.

Line of Credit

In December 2010, the Company procured a $50,000 line of credit (with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and an administrative agent and Branch Banking and Trust Company serving as a revolving lender and a letter of credit issuer), which matures on December 28, 2013. The line of credit provides for a senior secured revolving credit facility of up to $50,000 with a standby letter of credit sublimit of up to $20,000. The line of credit may, upon satisfaction of certain conditions, be expanded up to $75,000. Currently, nine of the Company’s properties are pledged as collateral under its line of credit. The interest rate per annum applicable to the line of credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00%, depending upon the Company’s leverage. The leverage ratio used in determining the applicable margin for interest on the line of credit is recalculated quarterly. The Company is subject to an annual maintenance fee of 0.25% per year. The Company’s ability to access this source of financing is subject to its continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and its meeting certain lending limits. One such covenant requires the Company to limit distributions to its stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount the Company may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards.

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

At September 30, 2011, there was $9,100 outstanding under the line of credit at an interest rate of 3.2% and $5,050 outstanding under letters of credit at a weighted average interest rate of 3.0%. At September 30, 2011, the maximum amount the Company may draw was $45,483, leaving a remaining borrowing capacity available under the line of credit of $31,333. The Company was in compliance with all covenants under the line of credit as of September 30, 2011. The amount outstanding on the line of credit as of September 30, 2011 approximates fair value, because the debt is short-term and variable rate.

6.	Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity for the nine months ended September 30, 2011:

	Preferred Stock	Senior Common Stock	Common Stock	Capital in Excess of Par Value	Notes Receivable from Employees	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity

Balance at December 31, 2010	$2	$—	$9	$174,261	$(963)	$(61,934)	$111,375

Issuance of common stock, net	—	—	2	37,247	—	—	37,249

Repayment of principal on employee notes receivable	—	—	—	—	537	—	537

Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(14,467)	(14,467)

Net income	—	—	—	—	—	4,598	4,598

Balance at September 30, 2011	$2	$—	$11	$211,508	$(426)	$(71,803)	$139,292

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

Date Issued	Number of Options Exercised	Strike Price of Options Exercised	Amount of Promissory Note Issued to Employees	Outstanding Balance of Employee Loans at September 30, 2011	Outstanding Balance of Employee Loans at December 31, 2010	Maturity Date of Note	Interest Rate on Note

Sep 2004	25	$15.00	$375	$15	$20	Sep 2013	5.00%
Apr 2006	12	16.10	193	4	5	Apr 2015	7.77%
May 2006	50	16.85	843	—	531	May 2016	7.87%
May 2006	2	16.10	32	32	32	May 2016	7.87%
Nov 2006	25	15.00	375	375	375	Nov 2015	8.15%

	114		$1,818	$426	$963

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as full recourse loans to employees and are included in the equity section of the accompanying consolidated balance sheets. As of September 30, 2011, each loan maintained its full recourse status.

The Company’s Board of Directors declared the following distributions per share for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Common Stock	$0.375	$0.375	$1.125	$1.125
Senior Common Stock	$0.2625	$0.2625	$0.7875	$0.5250
Series A Preferred Stock	$0.4843749	$0.4843749	$1.4531247	$1.4531247
Series B Preferred Stock	$0.4688	$0.4688	$1.4063	$1.4063

On February 2, 2011, the Company sold 725,000 shares of its common stock at $18.35 per share in an underwritten public offering of its common stock. The Company also granted the underwriters a 30-day option to purchase up to 108,750 shares of common stock on the same terms and conditions to cover over-allotments. On February 11, 2011, the underwriters exercised their option to purchase an additional 108,750 shares of common stock. The net proceeds, including the over-allotment, after deducting the underwriting discount and offering expenses were $14,325. The Company used the proceeds of the offering to repay a portion of the outstanding balance under its line of credit and for general corporate purposes.

On June 15, 2011, the Company sold 1,200,000 shares of its common stock at $17.55 per share in an underwritten public offering of its common stock. The Company also granted the underwriters a 30-day option to purchase up to 180,000 shares of common stock on the same terms and conditions to cover over- allotments. On July 6, 2011, the underwriters exercised their option to purchase an additional 174,000 shares of common stock. The net proceeds, including the over-allotment, after deducting the underwriting discount and offering expenses were $22,705. The Company used the proceeds of the offering to repay a portion of the outstanding balance under its line of credit and for general corporate purposes.

The Company has an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which it may, from time to time, offer to sell shares of its common stock with an aggregate sales price of up to $25,000 on the open market through Jefferies, as agent, or to Jefferies, as principal. As of September 30, 2011, the Company had sold 192,365 shares with net proceeds of $3,400, and has a remaining capacity to sell up to $21,600 of common stock under the Open Market Sale Agreement with Jefferies. The program was not utilized during 2011.

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

7.	Subsequent Events

On October 11, 2011, the Company’s Board of Directors declared the following monthly distributions:

Common Stock Cash Distributions
Record Date	Payment Date	Distribution per Share

October 21, 2011	October 31, 2011	$0.125
November 17, 2011	November 30, 2011	$0.125
December 21, 2011	December 30, 2011	$0.125

Senior Common Stock Cash Distributions
Payable to the Holders or Record During the Month of:	Payment Date	Distribution per Share

October	November 7, 2011	$0.0875
November	December 7, 2011	$0.0875
December	January 9, 2012	$0.0875

Series A Preferred Stock Cash Distributions
Record Date	Payment Date	Distribution per Share

October 21, 2011	October 31, 2011	$0.1614583
November 17, 2011	November 30, 2011	$0.1614583
December 21, 2011	December 30, 2011	$0.1614583

Series B Preferred Stock Cash Distributions
Record Date	Payment Date	Distribution per Share

October 21, 2011	October 31, 2011	$0.15625
November 17, 2011	November 30, 2011	$0.15625
December 21, 2011	December 30, 2011	$0.15625

On October 20, 2011, the Company acquired a 25,000 square foot office building located in Boston Heights, Ohio for $4,375, excluding related acquisition expenses of $53. The Company funded this acquisition using borrowings from its line of credit. The property was a new build-to-suit for Paychex North America, a subsidiary of Paychex, Inc. The tenant has leased the property for ten years and has three options to renew the lease for additional periods of three years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $377.

On October 28, 2011, the Company acquired a 60,111 square foot office building located in Parsippany, New Jersey for $11,100, excluding related acquisition expenses of $316. The Company funded this acquisition through a combination of borrowings from its line of credit and the issuance of $7,200 of mortgage debt on the property. The tenant has leased the property for 15 years and has one option to renew the lease for an additional period of three years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1,108.

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

OVERVIEW

General

We were incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial and commercial real property and selectively making long-term industrial and commercial mortgage loans. Most of our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 69 properties totaling 7.0 million square feet, which have a total gross and net carrying value, including intangible assets, of $489.2 million and $416.4 million, respectively. We do not currently have any mortgage loans outstanding.

Business Environment

The United States continues to feel the lingering impact of the recession that began in late 2007; unemployment remains stubbornly high, housing starts are low and the economic situation in Europe will need to improve for the economy to fully recover. As a result, conditions within the U.S. capital markets generally, and the U.S. real estate capital markets particularly, continue to experience significant dislocation and stress. While we are seeing signs of improvement in both the equity and debt capital markets, these markets remain somewhat challenging.

As a result, the continued challenging economic conditions could still materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease. For example, the tenant occupying our building located in Hazelwood, Missouri declared bankruptcy in October 2010. The tenant did not confirm our lease in its bankruptcy proceedings in March 2011, and the final rent payment was received in April 2011. We are currently working to re-tenant this property. In addition, our building located in Richmond, Virginia remains vacant. The leases on these two vacant buildings comprised 2.4% of our annualized rental income and the annual carrying costs are $238,000. We are actively seeking new tenants for these properties. All of our remaining properties are occupied and the tenants are paying in accordance with their leases.

Moreover, our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our line of credit. The market for long-term mortgages has been limited for some time; however, we have recently seen mid-to-long-term (5 to 10 year) mortgages become more obtainable. The collateralized mortgage backed securities, or CMBS, market has been attempting to make a comeback in recent months, but it is much more conservative than it was prior to the recession and the pricing in the market remains volatile. As a result, we will likely not have the same level of access to the CMBS market that we had prior to the recession. Consequently, we are looking to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the CMBS market to issue mortgages to finance our real estate activities.

Recent Developments

Investment Activities

On April 4, 2011, we acquired a 60,000 square foot office building located in Hickory, North Carolina for $10.7 million, excluding related acquisition expenses of $59,000. We funded this acquisition using borrowings from our line of credit. At closing, we were assigned the existing triple net lease with the existing tenant, which has a remaining term of approximately nine years. The tenant has two options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.1 million.

On June 20, 2011, we acquired a 78,421 square foot office building located in Springfield, Missouri for $15.9 million, excluding related acquisition expenses of $55,000. We funded this acquisition through a combination of borrowings from our line of credit and the assumption of approximately $11.6 million of mortgage debt on the property. At closing, we were assigned the existing triple net lease with T-Mobile USA, Inc., which has a remaining term of approximately ten years. The tenant has three options to extend the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.4 million.

On October 20, 2011, we acquired a 25,000 square foot office building located in Boston Heights, Ohio for $4.4 million, excluding related acquisition expenses of $53,000. We funded this acquisition using borrowings from our line of credit. The property was a new build-to-suit for Paychex North America, a subsidiary of Paychex, Inc. The tenant has leased the property for ten years and has three options to renew the lease for additional periods of three years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $377,000.

On October 28, 2011, we acquired a 60,111 square foot office building located in Parsippany, New Jersey for $11.1 million, excluding related acquisition expenses of $316,000. We funded this acquisition through a combination of borrowings from our line of credit and the issuance of $7.2 million of mortgage debt on the property. The tenant has leased the property for 15 years and has one option to renew the lease for an additional period of three years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.1 million.

Leasing Activities

On May 15, 2011, we re-leased our previously vacant building located in South Hadley, Massachusetts for a period of six months, with a three-month extension option. The tenant exercised its three-month extension option in September 2011 and the lease now expires in February 2012.

On June 23, 2011, we extended the lease with the tenant occupying our properties located in Angola, Indiana and Rock Falls, Illinois. The lease covering these properties was extended for an additional three-year period, thereby extending the lease until August 2023. The lease was originally set to expire in August 2020. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $345,000. Furthermore, the lease grants the tenant three options to extend the lease for a period of five years each.

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

Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, geographic market or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. Our largest tenant at September 30, 2011 comprised 7.1% of our total rental income, and our largest concentration of properties was located in Ohio, which accounted for 17.2% of our total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the nine months ended September 30, 2011 and 2010, respectively:

	For the nine months ended September 30, 2011		For the nine months ended September 30, 2010
	(Dollars in Thousands)		(Dollars in Thousands)
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Healthcare, Education & Childcare	$4,776	14.9%	$4,609	14.9%
Electronics	4,625	14.4	4,624	14.9
Telecommunications	4,484	13.9	4,085	13.2
Diversified/Conglomerate Manufacturing	2,748	8.5	2,749	8.9
Chemicals, Plastics & Rubber	2,359	7.3	2,348	7.6
Containers, Packaging & Glass	1,753	5.4	1,748	5.6
Personal & Non-Durable Consumer Products	1,714	5.3	926	3.0
Machinery	1,691	5.2	1,791	5.8
Beverage, Food & Tobacco	1,662	5.2	1,642	5.3
Buildings and Real Estate	1,586	4.9	1,549	5.0
Printing & Publishing	1,505	4.7	1,642	5.3
Oil & Gas	953	3.0	965	3.1
Automobile	875	2.7	875	2.8
Diversified/Conglomerate Services	690	2.1	231	0.7
Personal, Food & Miscellaneous Services	431	1.3	431	1.4
Home & Office Furnishings	397	1.2	397	1.3
Insurance	—	0.0	422	1.4

	$32,249	100.0%	$31,034	100.0%

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

During both the three and nine months ended September 30, 2011 and 2010, none of these third party expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties that we acquire, the aggregate amount of mortgage loans that we make and the extent to which we are able to pass on such fees to our tenants and borrowers pursuant to the terms of the agreements. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our line of credit agreement which limits distributions to our stockholders to 95% of FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the three and nine months ended September 30, 2011 and for the nine months ended September 30, 2010, respectively, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

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

Asset Impairment Evaluation

We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. In determining if impairment exists, management considers such factors as our tenants’ payment histories, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industries in which our tenants operate and whether the carrying value of our real estate has decreased. If any of the factors above support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying amount of such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate the holding periods of the properties and cap rates using information that we obtain from market comparability studies and other comparable sources. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using assumptions from market participants. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss that we would recognize.

Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview – Business Environment,” we evaluated our entire portfolio as of September 30, 2011 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. As a result of this analysis, we concluded that none of our properties were impaired and we will continue to monitor our portfolio for any indicators that may change our conclusion.

Results of Operations

The weighted-average yield on our total portfolio, taking into account vacant properties, was 9.4% as of September 30, 2011. If the portfolio were fully occupied the weighted-average yield would have been 9.6%, assuming returns on our vacant buildings remain steady, as of September 30, 2011. The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2011 and 2010 is below:

	For the three months ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in Thousands)

Operating revenues
Rental income	$11,085	$10,209	$876	9%
Interest income from mortgage note receivable	—	44	(44)	-100%
Tenant recovery revenue	88	81	7	9%

Total operating revenues	11,173	10,334	839	8%

Operating expenses
Depreciation and amortization	3,629	3,280	349	11%
Property operating expenses	251	263	(12)	-5%
Due diligence expense	201	—	201	100%
Base management fee	430	298	132	44%
Incentive fee	877	1,070	(193)	-18%
Administration fee	242	357	(115)	-32%
General and administrative	381	2,014	(1,633)	-81%

Total operating expenses before credit from Adviser	6,011	7,282	(1,271)	-17%

Credit to incentive fee	(828)	—	(828)	100%

Total operating expenses	5,183	7,282	(2,099)	-29%

Other income (expense)
Interest income - employee loans	9	37	(28)	-76%
Other income	—	3,310	(3,310)	-100%
Interest expense	(4,251)	(4,371)	120	-3%

Total other expense	(4,242)	(1,024)	(3,218)	314%

Net income	1,748	2,028	(280)	-14%

Distributions attributable to preferred stock	(1,023)	(1,023)	—	0%
Distributions attributable to senior common stock	(16)	(4)	(12)	300%

Net income available to common stockholders	$709	$1,001	$(292)	-29%

	For the nine months ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in Thousands)

Operating revenues
Rental income	$32,249	$31,034	$1,215	4%
Interest income from mortgage note receivable	—	421	(421)	-100%
Tenant recovery revenue	259	246	13	5%

Total operating revenues	32,508	31,701	807	3%

Operating expenses
Depreciation and amortization	10,473	9,992	481	5%
Property operating expenses	750	738	12	2%
Due diligence expense	194	21	173	824%
Base management fee	1,217	907	310	34%
Incentive fee	2,549	2,746	(197)	-7%
Administration fee	759	808	(49)	-6%
General and administrative	1,193	2,837	(1,644)	-58%

Total operating expenses before credit from Adviser	17,135	18,049	(914)	-5%

Credit to incentive fee	(1,759)	(56)	(1,703)	3041%

Total operating expenses	15,376	17,993	(2,617)	-15%

Other income (expense)
Interest income - employee loans	28	123	(95)	-77%
Other income	45	3,318	(3,273)	-99%
Interest expense	(12,607)	(13,028)	421	-3%

Total other expense	(12,534)	(9,587)	(2,947)	31%

Net income	4,598	4,121	477	12%

Distributions attributable to preferred stock	(3,070)	(3,070)	—	0%
Distributions attributable to senior common stock	(46)	(5)	(41)	820%

Net income available to common stockholders	$1,482	$1,046	$436	42%

Operating Revenues

Rental income increased for both the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, because of the three properties acquired subsequent to September 30, 2010, partially offset by the lost rental income from two of our properties, which are now vacant.

Interest income from mortgage notes receivable decreased for both the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, as our only mortgage loan was fully repaid in July 2010.

Tenant recovery revenue increased slightly for both the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, because of an increase in insurance premiums from 2010, resulting in increased reimbursements from our tenants.

Operating Expenses

Depreciation and amortization expenses increased for both the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, because we acquired three properties subsequent to September 30, 2010.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses decreased during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, because of a decrease in repairs in maintenance incurred during the three months ended September 30, 2011 versus the three months ended September 30, 2010, partially offset by overhead expenses for which we are now responsible, which were previously paid directly by our tenants, at our two vacant properties. Property operating expenses increased during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, because of overhead expenses for which we are now responsible, which were previously paid directly by our tenants, at our two vacant properties.

Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Due diligence expense increased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, because of costs incurred for deals in our pipeline. Due diligence expense increased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, as a result of costs incurred related to the two acquisitions closed during the nine months ended September 30, 2011, partially offset by an out of period adjustment of $250,000 recorded during the three months ended March 31, 2011 related to the acquisition of the property in Orange City, Iowa in December 2010. See Note 1 to our consolidated financial statements included elsewhere in this Form 10-Q for further detail of the out of period adjustment.

The base management fee increased for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, due to an increase in total common stockholders’ equity from the issuance of common shares during the nine months ended September 30, 2011, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”

The incentive fee decreased for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, due to the increase in common stockholders’ equity from the issuance of common shares during the nine months ended September 30, 2011, resulting in a higher hurdle rate to overcome, which is the main component of the calculation. The calculation of the incentive fee is described in the detail above under “Advisory and Administration Agreement.”

The administration fee decreased for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, primarily as a result of a decrease in the amount of the total expenses allocated from our Administrator during the periods, partially offset by an increase in our allocable portion of the total expenses. The calculation of the administration fee is described in detail above under “Advisory and Administration Agreements.”

General and administrative expenses decreased for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, primarily due to the write-off of approximately $1.6 million of fees and expenses incurred in relation to the private offering of unregistered senior common stock in September 2010.

Other Income and Expense

Interest income on employee loans decreased during the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010. This decrease was a result of loan payoffs made by employees during 2010 and 2011, coupled with other principal repayments made during the periods.

Other income decreased during the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, because of $3.3 million in additional income and prepayment fees we received in connection with the early repayment of our mortgage loan in July 2010.

Interest expense decreased for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010. This decrease was primarily a result of the 2.3% decrease in the interest rate charged on our $45.2 million mortgage loan that was renewed in September 2010, coupled with reduced interest expense on our long-term financings from amortizing principal payments made during 2010 and 2011, partially offset by interest on mortgage debt assumed in December 2010 and June 2011.

Net Income Available to Common Stockholders

Net income available to common stockholders decreased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily because of the $3.3 million in additional income that was recognized during the three months ended September 30, 2010 related to the early repayment of our mortgage loan, partially offset by the write-off of $1.6 million of fees related to the termination of the private offering of unregistered senior common stock in 2010. Net income available to common stockholders increased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily because of the decrease in the net incentive fee coupled with a reduction in interest expense and a reduction in general and administrative expenses due to the write-off of fees related to the termination of the private offering of unregistered senior common stock in 2010, partially offset by $3.3 million in additional income that was recognized during 2010.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our line of credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at September 30, 2011 was $33.7 million, including $2.4 million in cash and cash equivalents and an available borrowing capacity of $31.3 million under our line of credit.

Future Capital Needs

We actively seek conservative investments that are likely to produce income in order to pay distributions as well as attractive long-term capital gains for our stockholders. If we are able to raise, procure or borrow additional equity and debt capital, we would intend to use the proceeds to continue to invest in industrial, commercial and retail real property, make mortgage loans, repurchase shares of our preferred stock on the open market or pay down outstanding borrowings under our line of credit. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt services costs on our existing long-term mortgages, and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

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

Equity Capital

Equity capital markets continue to improve. As a result, we were able to raise $3.4 million of common equity pursuant to our Open Market Sales Agreement with Jefferies during 2010. We have not sold any common shares under our Open Market Agreement during 2011; however, we raised, net of offering costs, $14.3 million of common equity in February 2011 and another $22.7 million of common equity in June and July 2011. See “Overview – Recent Developments” above. We used these proceeds to repay a portion of the outstanding balance of the line of credit, to acquire additional properties and the remainder for general corporate and working capital needs.

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

Debt

As of September 30, 2011, we had 18 fixed-rate mortgage notes payable in the aggregate principal amount of $266.9 million, collateralized by a total of 56 properties with terms at issuance ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2011 was 5.71%.

We believe that banks are recommencing their general lending practices and the CMBS market is slowly returning, see the discussion in “Overview – Business Environment” above. Specifically, we are beginning to see banks and other non-bank lenders that are willing to issue medium to long-term mortgages, between 5 and 10 years, albeit on less favorable terms than were previously available. Consequently, we are focused on obtaining mortgages through both regional banks, non-bank lenders and CMBS.

We have mortgage debt in the aggregate principal amount of $0.7 million payable during the remainder of 2011 and $4.0 million payable during 2012. This does not include $45.2 million of balloon principal payments maturing on one of our long-term mortgages in 2012; however, this mortgage has one remaining annual extension option through 2013, and we intend to exercise this option in 2012. As long as we are in compliance with certain covenants under the mortgage loan, we will be able to exercise the renewal option. The mortgage payments due in 2011 and 2012 are solely comprised of debt amortization payments. We have no balloon principal payments due under any of our other mortgage loans until 2013. We intend to pay the debt amortization payments from operating cash flow and borrowings under our line of credit.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2011 was $14.4 million, as compared to net cash provided by operating activities of $13.9 million for the nine months ended September 30, 2010. This increase was primarily a result of the $750,000 lease modification fee received from the tenant located in our properties in Georgia in connection with the extension of their lease in January 2011, coupled with rental income received from the three properties acquired subsequent to September 30, 2010. This was partially offset by expenses incurred during the nine months ended September 30, 2010 related to our terminated offering of our unregistered senior common stock, which were not incurred in 2011, two vacancies in our properties during 2011, coupled with the lost interest income from the repayment of our mortgage loan in 2010. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our line of credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2011 was $18.4 million, which primarily consisted of the acquisition of two properties in 2011, coupled with tenant improvements performed at certain of our properties and net payments to our lenders for reserves, as compared to net cash provided by investing activities during the nine months ended September 30, 2010 of $9.7 million which primarily consisted of the repayment of our $10.0 million mortgage loan, partially offset by net payments to our lenders for reserves and tenant improvements performed at certain of our properties.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011 was $0.7 million, which primarily consisted of distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments on our line of credit, partially offset by proceeds from the sale of common stock. Net cash used in financing activities for the nine months ended September 30, 2010 was $23.4 million, which primarily consisted of distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments to our line of credit, partially offset by proceeds from sales of common and senior common stock.

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

If and when we are able to procure mortgages for these pledged properties, the banks will release the properties from the line of credit and reduce the availability under the line of credit by the advanced amount of the released property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under this agreement. Our availability under the line of credit will also be reduced by letters of credit used in the ordinary course of business. We may use the advances under the line of credit for both general corporate purposes and the acquisition of new investments.

At September 30, 2011, there was $9.1 million outstanding under the line of credit at an interest rate of 3.2% and $5.1 million outstanding under letters of credit at a weighted average interest rate of 3.0%. At September 30, 2011, the remaining borrowing capacity available under the line of credit was $31.3 million. Our ability to increase the availability under our line of credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the line of credit as we arrange for long-term mortgages for these pledged properties. Currently, only eleven of our properties do not have long-term mortgages, and nine of those are pledged as collateral under our line of credit. Accordingly, we have only two properties which are unencumbered, and which may be pledged as collateral to increase the borrowing capacity available under the line of credit. We were in compliance with all covenants under the line of credit as of September 30, 2011.

Contractual Obligations

The following table reflects our material contractual obligations as of September 30, 2011:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt Obligations (1)	$275,967	$3,623	$88,595	$115,806	$67,943

Interest on Debt Obligations (2)	63,952	14,713	26,073	17,864	5,302

Capital Lease Obligations (3)	300		300

Operating Lease Obligations (4)	1,487	153	305	305	724

Total	$341,706	$18,489	$115,273	$133,975	$73,969

(1)	Debt obligations represent borrowings under our line of credit, which represents $9,100 of the debt obligation due in 2013 and mortgage notes payable that were outstanding as of September 30, 2011. The $45,233 mortgage note issued in September 2008 matures in October 2012, and we expect to exercise our option to extend the maturity date until October 2013.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our line of credit. The balance and interest rate on our line of credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of September 30, 2011.
(3)	Capital lease obligations represent the obligation to purchase the land held under the ground lease on our property located in Fridley, Minnesota.
(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma property, which expires in June 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2011.

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

The following table provides a reconciliation of our FFO for the three and nine months ended September 30, 2011 and 2010, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average share of common stock and basic and diluted net income per weighted average share of common stock:

	$2,028	$2,028
	For the three months ended September 30,
	2011	2010
	(Dollars in Thousands, Except Per Share Data)

Net income	$1,748	$2,028
Less: Distributions attributable to preferred and senior common stock	(1,039)	(1,027)

Net income available to common stockholders	709	1,001

Add: Real estate depreciation and amortization	3,629	3,280

FFO available to common stockholders	$4,338	$4,281

Weighted average shares outstanding - basic	10,936	8,563
Weighted average shares outstanding - diluted	10,988	8,577

Basic net income per weighted average share of common stock	$0.07	$0.12

Diluted net income per weighted average share of common stock	$0.07	$0.12

Basic FFO per weighted average share of common stock	$0.40	$0.50

Diluted FFO per weighted average share of common stock	$0.39	$0.50

Distributions declared per share of common stock	$0.375	$0.375

Percentage of FFO paid per share of common stock	94%	75%

	$2,028	$2,028
	For the nine months ended September 30,
	2011	2010
	(Dollars in Thousands, Except Per Share Data)

Net income	$4,598	$4,121
Less: Distributions attributable to preferred and senior common stock	(3,116)	(3,075)

Net income available to common stockholders	1,482	1,046

Add: Real estate depreciation and amortization	10,473	9,992

FFO available to common stockholders	$11,955	$11,038

Weighted average shares outstanding - basic	9,998	8,556
Weighted average shares outstanding - diluted	10,050	8,561

Basic net income per weighted average share of common stock	$0.15	$0.12

Diluted net income per weighted average share of common stock	$0.15	$0.12

Basic FFO per weighted average share of common stock	$1.20	$1.29

Diluted FFO per weighted average share of common stock	$1.19	$1.29

Distributions declared per share of common stock	$1.125	$1.125

Percentage of FFO paid per share of common stock	94%	87%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

To illustrate the potential impact of changes in interest rates on our net income for the three and nine months ended September 30, 2011, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the impact of a 1%, 2% and 3% increase in the one month LIBOR for the nine months ended September 30, 2011. As of September 30, 2011, our effective average LIBOR was 0.23%; thus, a 1% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Rental Income	Increase to Interest Expense	Net Decrease to Net Income

1% Increase to LIBOR	$—	$71	$(71)
2% Increase to LIBOR	—	141	(141)
3% Increase to LIBOR	—	212	(212)

As of September 30, 2011, the fair value of our fixed rate debt outstanding was $256.9 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at September 30, 2011, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $8.5 million and $8.9 million, respectively.

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

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 1A.	Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please review the risk below and refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed by us with the Securities and Exchange Commission on March 8, 2011 and the risk factor below.

The recent downgrade of the United States (the “U.S.”) credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement to Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.1.1	Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

3.1.2	Articles of Amendment to Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of 7.75% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on April 13, 2006.

3.1.3	Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of the 7.5% Series B Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.4 of the Registrant’s Form 8-A12B (File No. 000-50363), filed October 19, 2006.

3.1.4	Articles of Amendment to Articles of Amendment and Restatement to Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q, filed July 30, 2009.

3.1.5	Articles Supplementary of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 19, 2010.

3.1.6	Articles Supplementary of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed September 9, 2010.

3.1.7	Articles Supplementary of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed September 9, 2010.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2.1	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

11	Computation of Per Share Earnings from Operations of the Registrant (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios of the Registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

***	The following financial information of the Registrant is included for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited) and (iv) Notes to Consolidated Financial Statements (unaudited).

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

Gladstone Commercial Corporation

Date: November 1, 2011	By:	/s/ Danielle Jones

Danielle Jones
Chief Financial Officer

Date: November 1, 2011	By:	/s/ David Gladstone

David Gladstone
Chief Executive Officer and Chairman of the Board of Directors