Form 10-Q
period 2012-03-31
GLADSTONE COMMERCIAL CORP
filed 2012-04-30
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of April 30, 2012 was 10,945,379.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2012

Gladstone Commercial Corporation

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Real estate, at cost	$452,161	$442,521
Less: accumulated depreciation	56,572	53,784

Total real estate, net	395,589	388,737
Lease intangibles, net	39,878	37,670
Cash and cash equivalents	5,689	3,329
Restricted cash	3,054	2,473
Funds held in escrow	4,555	4,086
Deferred rent receivable, net	12,666	12,403
Deferred financing costs, net	5,540	3,473
Other assets	1,003	976

TOTAL ASSETS	$467,974	$453,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable	$282,065	$285,350
Borrowings under line of credit	—	18,700
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares and no shares authorized; and 1,540,000 shares and no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	38,500	—
Deferred rent liability, net	3,593	3,851
Asset retirement obligation liability	3,329	3,289
Accounts payable and accrued expenses	3,305	1,956
Due to Adviser (1)	1,046	1,188
Other liabilities	4,465	3,499

Total Liabilities	336,303	317,833

Commitments and contingencies (2)
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2	2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorizedand 78,063 and 60,290 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 10,945,379 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	11	11
Additional paid in capital	211,755	211,553
Notes receivable - employees	(421)	(422)
Distributions in excess of accumulated earnings	(79,676)	(75,830)

Total Stockholders’ Equity	131,671	135,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467,974	$453,147

(1)	Refer to Note 2 Related-Party Transactions
(2)	Refer to Note 7 Commitments and Contigencies

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	For the three months ended March 31,
	2012	2011
Operating revenues
Rental income	$12,014	$10,435
Tenant recovery revenue	86	84

Total operating revenues	12,100	10,519

Operating expenses
Depreciation and amortization	3,904	3,370
Property operating expenses	333	297
Due diligence expense	160	(138)
Base management fee (1)	393	352
Incentive fee (1)	899	832
Administration fee (1)	310	256
General and administrative	383	454

Total operating expenses before credits from Adviser	6,382	5,423

Credit to incentive fee (1)	(585)	(486)

Total operating expenses	5,797	4,937

Other income (expense)
Interest income - employee loans	9	10
Other income	18	44
Interest expense	(4,572)	(4,156)
Distributions attributable to mandatorily redeemable preferred stock	(457)	—

Total other expense	(5,002)	(4,102)

Net income	1,301	1,480

Distributions attributable to preferred stock	(1,023)	(1,023)
Distributions attributable to senior common stock	(19)	(15)

Net income available to common stockholders	$259	$442

Earnings per weighted average share of common stock - basic & diluted
Income from continuing operations (net of dividends attributable to preferred stock)	$0.02	$0.05

Net income available to common stockholders	$0.02	$0.05

Weighted average shares of common stock outstanding
Basic	10,945	9,258

Diluted	11,006	9,310

Earnings per weighted average share of senior common stock	$0.27	$0.25

Weighted average shares of senior common stock outstanding - basic	70	59

(1)	Refer to Note 2 Related-Party Transactions

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,301	$1,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,904	3,370
Amortization of deferred financing costs	320	231
Amortization of deferred rent asset and liability, net	(168)	(176)
Amortization of discount and premium on assumed debt	16	33
Asset retirement obligation expense	40	38
Decrease (increase) in other assets	73	(44)
Increase in deferred rent liability	—	988
Increase in deferred rent receivable	(354)	(344)
Increase (decrease) in accounts payable, accrued expenses, and amount due Adviser	1,208	(626)
Increase (decrease) in other liabilities	388	(209)
Leasing commissions paid	(1,101)	—

Net cash provided by operating activities	5,627	4,741

Cash flows from investing activities:
Real estate investments	(11,863)	(521)
Receipts from lenders for funds held in escrow	316	187
Payments to lenders for funds held in escrow	(785)	(465)
Receipts from tenants for reserves	726	526
Payments to tenants from reserves	(278)	(30)
Increase in restricted cash	(581)	(445)
Deposits on future acquisitions	(100)	(300)

Net cash used in investing activities	(12,565)	(1,048)

Cash flows from financing activities:
Proceeds from issuance of equity	234	15,543
Offering costs	(33)	(984)
Proceeds from issuance of mandatorily redeemable preferred stock	38,500	—
Payments for deferred financing costs	(2,387)	(11)
Principal repayments on mortgage notes payable	(3,302)	(837)
Principal repayments on employee notes receivable	—	531
Borrowings from line of credit	13,800	19,200
Repayments on line of credit	(32,500)	(25,300)
Increase (decrease) in security deposits	133	(51)
Distributions paid for common, senior common and preferred stock	(5,147)	(4,523)

Net cash provided by financing activities	9,298	3,568

Net increase in cash and cash equivalents	2,360	7,261
Cash and cash equivalents, beginning of period	3,329	7,062

Cash and cash equivalents, end of period	$5,689	$14,323

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION
Senior common dividend issued in the dividend reinvestment program	$1	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Share and Per Share Data or Unless Otherwise Indicated)

1. Organization and Significant Accounting Policies

Gladstone Commercial Corporation, (the “Company”), is a real estate investment trust (“REIT”), that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”).

Subsidiaries

We conduct substantially all of our operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As we currently own all of the general and limited partnership interests of the Operating Partnership through GCLP Business Trust I and II, as discussed in more detail below, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.

Gladstone Commercial Lending, LLC, a Delaware limited liability company (“Gladstone Commercial Lending”) and a subsidiary of ours, was created to conduct all operations related to real estate mortgage loans of the Company. As the Operating Partnership currently owns all of the membership interests of Gladstone Commercial Lending, the financial position and results of operations of Gladstone Commercial Lending are consolidated with those of the Company.

Gladstone Commercial Advisers, Inc., a Delaware corporation (“Commercial Advisers”) and a subsidiary of the Company, is a taxable REIT subsidiary (“TRS”), which was created to collect all non-qualifying income related to our real estate portfolio. There has been no such income earned to date. Since the Company owns 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated with those of the Company.

GCLP Business Trust I and GCLP Business Trust II, each a subsidiary and business trust of the Company, were formed under the laws of the Commonwealth of Massachusetts on December 28, 2005. We transferred our 99% limited partnership interest in the Operating Partnership to GCLP Business Trust I in exchange for 100 trust shares. Gladstone Commercial Partners, LLC transferred its 1% general partnership interest in the Operating Partnership to GCLP Business Trust II in exchange for 100 trust shares.

Interim Financial Information

Our interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 28, 2012.

Out of Period Adjustment

During the three months ended March, 31 2011, we recorded adjustments to due diligence expense, depreciation and amortization expense and to certain balance sheet accounts in connection with the property we acquired in December 2010. As a result of these errors, we understated net income by $0.3 million for the year ended December 31, 2010, or $0.03 per share. We concluded that these adjustments were not material to the 2010 or 2011 results of operations. As such, these adjustments were recorded during the three months ended March 31, 2011.

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

Reclassifications

Certain line items on the condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows from prior years’ financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ equity or net income.

Real Estate and Lease Intangibles

We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the estimated useful life or 39 years for buildings and improvements, 5 to 7 years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

We account for our acquisitions of real estate in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires that the purchase price of real estate be recorded at fair value and allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of lease origination costs, the value of tenant relationships and the value of capital lease obligations, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition, as had been the previous accounting.

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

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $2.8 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii)

management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.1 million for both the three months ended March 31, 2012 and 2011, respectively. The capitalized below-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

The total amount of the remaining intangible assets acquired, which consists of in-place lease values, unamortized lease origination costs, and customer relationship intangible values, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and our expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets was $1.1 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.

Impairment

We account for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists or that depreciation periods should be modified. If circumstances support the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the investment in such property is recoverable. If impairment is indicated, we will write down the carrying value of the property to its estimated fair value.

In light of current economic conditions, we evaluate our entire portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. In performing the analysis, we consider such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether the fair value of the real estate has decreased. We concluded that none of our properties were impaired as of March 31, 2012, and will continue to monitor our portfolio for any indicators that may change this conclusion. There have been no impairments recognized on real estate assets since inception.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $2.4 million and $11 for deferred financing costs during the three months ended March 31, 2012 and 2011, respectively. The payments incurred during the three months ended March 31, 2012 were primarily related to the issuance of the 7.125% Series C Term Preferred Stock, the (“Term Preferred Stock”), discussed in further detail in Note 6 “Mandatorily Redeemable Preferred Stock”. Total amortization expense related to deferred financing costs is included in interest expense and was $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying condensed consolidated balance sheet includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market and below-market in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded as of March 31, 2012.

Tenant recovery revenue includes payments from tenants as reimbursements for franchise taxes, management fees, insurance, and ground lease payments. We recognize tenant recovery revenue in the same periods that it incurs the related expenses.

Comprehensive Income

For the three months ended March 31, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-04 which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and as such we have increased our disclosures related to Level 3 fair value measurement of our mortgage notes payable, in addition to other required disclosures. There were no related impacts on our financial position or results of operations.

2. Related-Party Transactions

We are externally managed pursuant to contractual arrangements with our Adviser and Gladstone Administration, LLC (the “Administrator”), which collectively employ all of our personnel and pays their salaries, benefits, and general expenses directly. We have an advisory agreement with our Adviser (the “Advisory Agreement”) and an administration agreement with our Administrator (the “Administration

Agreement”). The management services and administrative fees under the Advisory and Administration Agreements are described below. As of March 31, 2012 and December 31, 2011, respectively, $1.0 million and $1.2 million were due to the Adviser and Administrator.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders’ equity, less the recorded value of any preferred stock (“common stockholders’ equity”), and an incentive fee based on funds from operations (“FFO”). For both the three months ended March 31, 2012 and 2011, we recorded a base management fee of $0.4 million, respectively.

For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock and senior common stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if our quarterly FFO, before giving effect to any incentive fee (“pre-incentive fee FFO”), exceeds 1.75%, or 7% annualized (the “hurdle rate”), of total common stockholders’ equity. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of our common stockholders’ equity. The Adviser also receives an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875% of common stockholders’ equity.

For the three months ended March 31, 2012 and 2011 we recorded an incentive fee of $0.9 million and $0.8 million, respectively, offset by a credit related to an unconditional, voluntary and irrevocable waiver issued by the Adviser of $0.6 million and $0.5 million, respectively, resulting in a net incentive fee for both the three months ended March 31, 2012 and 2011 of $0.3 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive on a quarterly basis a portion of the incentive fee for the three months ended March 31, 2012 and 2011, in order to support the current level of distributions to our stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer and treasurer, chief compliance officer, internal counsel, investor relations and their respective staffs. Our allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For both the three months ended March 31, 2012 and 2011, we recorded an administration fee of $0.3 million, respectively.

Dealer Manager Agreement

In connection with the offering of our senior common stock (see Note 8, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011 (the “Dealer Manager Agreement”), with Gladstone Securities, LLC (the “Dealer Manager”), pursuant to which the Dealer Manager agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager is an affiliate of ours, as its parent company is controlled by Mr. David Gladstone, our Chairman and Chief Executive Officer. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of senior common stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. The Dealer Manager, in its sole and absolute discretion, may re-allocate all of its selling commissions attributable to a participating broker-dealer and may also re-allocate a portion of its Dealer Manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we have agreed to indemnify the Dealer Manager against various liabilities, including certain liabilities arising under the federal securities laws. We made $21 of payments during the three months ended March 31, 2012 to the Dealer Manager pursuant to this agreement. There were no payments made during the three months ended March 31, 2011.

3. Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2012 and 2011. We computed basic earnings per share for the three months ended March 31, 2012 and 2011 using the weighted average number of shares outstanding during the periods. Diluted earnings per share for the three months ended March 31, 2012 and 2011, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance.

	For the three months ended March 31,
	2012	2011
Calculation of basic earnings per share of common stock:
Net income available to common stockholders	$259	$442
Denominator for basic weighted average shares of common stock (in thousands)	10,945	9,258
Basic earnings per share of common stock	$0.02	$0.05

Calculation of diluted earnings per share of comon stock:
Net income available to common stockholders	$259	$442
Add: Income impact of assumed conversion of senior common stock	19	15

Net income available to common stockholders plus assumed conversions	$278	$457
Denominator for basic weighted average shares of common stock (in thousands)	10,945	9,258
Effect of convertible senior common stock (in thousands)	61	52

Denominator for diluted weighted average shares of common stock (in thousands)	11,006	9,310

Diluted earnings per share of common stock	$0.02	$0.05

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Real estate:
Land	$61,308	$60,602
Building and improvements	375,232	367,605
Tenant improvements	15,621	14,314
Accumulated depreciation	(56,572)	(53,784)

Real estate, net	$395,589	$388,737

During the three months ended March 31, 2012, we acquired one property, which is summarized below:

Location	Acquisition Date	Square Footage	Lease Term	Renewal Options	Total Purchase Price	Acquistion Expenses	Annualized Straight Line Rent
Ashburn, VA	1/25/2012	52,130	15 years	2(5 years each)	$10,775	$96	$989

In accordance with ASC 805, we determined the fair value of acquired assets and liabilities assumed related to the property acquired during the three months ended March 31, 2012 as follows:

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Total Purchase Price
Ashburn, Virginia	$706	$6,551	$1,307	$804	$908	$499	$10,775

Below is a summary of the total revenue and net income recognized on the property acquired during the three months ended March 31, 2012:

Location	Acquisition Date	Rental revenue for the three months ended March 31, 2012	Net income for the three months ended March 31, 2012(1)
Ashburn, VA	1/25/2012	$183	$116

(1)	Does not include interest expense or acquisition related costs that are required to be expensed under ASC 805.

The weighted average amortization period for the intangible assets acquired during the three months ended March 31, 2012, were as follows:

Intangible assets	Years
In-place leases	15.0
Leasing costs	15.0
Customer relationships	20.0

All intangible assets	16.7

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2012 and each of the five succeeding fiscal years and thereafter is as follows:

Year	Tenant Lease Payments
Nine months ending December 31, 2012	$34,553
2013	42,494
2014	39,280
2015	35,518
2016	31,197
2017	28,980
Thereafter	185,140

In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, we would be required to pay property taxes on the respective properties in the event the tenants fail to pay them. The total annualized property taxes for all properties owned by us at March 31, 2012 were $7.7 million.

On February 13, 2012, we extended the lease with the tenant occupying our property located in South Hadley, Massachusetts. The lease covering this property was extended for an additional one-year period, through January 2013. The lease was originally set to expire in February 2012. The lease provides for annual rents of approximately $0.3 million. Furthermore, the lease grants the tenant one option to extend the lease for an additional year.

On February 14, 2012, we extended the lease with the tenant occupying our property located in San Antonio, Texas. The lease covering this property was extended for an additional eight-year period, through November 2021. The lease was originally set to expire in February 2014. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.8 million. Furthermore, the lease grants the tenant two options to extend the lease for a period of five years each. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.6 million, payable over two years, and paid $0.3 million in leasing commissions.

On February 27, 2012, we extended the lease with the tenant occupying our property located in Roseville, Minnesota. The new lease covers approximately one-third of this property and was extended for an additional five year period, through December 2017. The lease was originally set to expire in December 2012. The tenant in this property will pay rent on the entire building through the end of 2012, and we continue to search for new tenants to lease the remainder of the building. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $2.9 million for the remainder of 2012 and annualized straight line rents beginning in 2013 of $1.2 million. Furthermore, the lease grants the tenant one option to extend the lease for a period of five years. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.4 million, payable over two years, and paid $0.8 million in leasing commissions.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class:

	March 31, 2012		December 31, 2011
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$25,424	$(10,649)	$24,620	$(10,181)
Leasing costs	17,034	(5,971)	15,013	(5,663)
Customer relationships	21,224	(7,184)	20,725	(6,844)

	$63,682	$(23,804)	$60,358	$(22,688)

The estimated aggregate amortization expense for the remainder of 2012 and each of the five succeeding fiscal years and thereafter is as follows:

Year	Estimated Amortization Expense
Nine months ending December 31, 2012	4,324
2013	4,737
2014	4,234
2015	3,841
2016	3,253
2017	3,088
Thereafter	16,401

5. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit (the “Line of Credit”) as of March 31, 2012 and December 31, 2011 are summarized below:

	Date of Issuance/ Assumption	Principal Maturity Date		Stated Interest Rate at March 31, 2012 (1)	Principal Balance Outstanding
					March 31, 2012	December 31, 2011
Fixed-Rate Mortgage Notes Payable:
	09/15/08	10/01/12	(2)	4.76%	$45,233	$45,233
	02/21/06	12/01/13		5.91%	8,799	8,845
	02/21/06	06/30/14		5.20%	18,242	18,345
	08/25/05	09/01/15		5.33%	20,342	20,431
	09/12/05	09/01/15		5.21%	11,970	12,019
	12/21/05	12/08/15		5.71%	18,375	18,448
	09/06/07	12/11/15		5.81%	4,199	4,219
	03/29/06	04/01/16		5.92%	16,821	16,871
	04/27/06	05/05/16		6.58%	13,328	13,409
	08/29/08	06/01/16		6.80%	5,982	6,019
	06/20/11	06/30/16		6.08%	11,464	11,505
	11/22/06	12/01/16		5.76%	13,711	13,761
	12/22/06	01/01/17		5.79%	20,961	21,037
	02/08/07	03/01/17		6.00%	13,775	13,775
	06/05/07	06/08/17		6.11%	14,240	14,240
	10/15/07	11/08/17		6.63%	15,227	15,278
	11/18/11	11/01/18		4.50%	4,328	4,352
	12/06/11	12/06/19		6.00%	8,438	8,500
	10/28/11	11/01/21		6.00%	7,158	7,190
	12/15/10	12/10/26		6.63%	10,300	10,402
	03/16/05	04/01/30		6.33%	—	2,314

Contractual Fixed-Rate Mortgage Notes Payable:					$282,893	$286,193

Premiums and Discounts, net:					(828)	(843)

Total Fixed-Rate Mortgage Notes Payable:					$282,065	$285,350

Variable-Rate Line of Credit:	12/28/10	12/27/13		LIBOR+2.75%	$—	$18,700

Total Mortgage Notes Payable and Line of Credit					$282,065	$304,050

(1)	The weighted average interest rate on all debt outstanding at March 31, 2012 was approximately 5.72%.
(2)	This note has one annual extension option remaining, which gives the Company the ability to extend the term of the note until October 1, 2013.

Mortgage Notes Payable

As of March 31, 2012, we had 20 fixed-rate mortgage notes payable, collateralized by a total of 58 properties. The parent company has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of March 31, 2012 was 5.72%.

We had $45.2 million of balloon principal payments maturing under one of our long-term mortgages in 2011; however, the mortgage has two annual extension options through 2013, and we exercised one of these options on September 30, 2011. In connection with the exercise of the option, the interest rate reset from 4.58% to 4.76% through September 30, 2012. At the time of notification of the extension, we remitted a fee of 0.25% of the outstanding principal balance, or approximately $0.1 million, which is recorded as a deferred financing cost in our condensed consolidated balance sheet. We also remitted a certification to the lender that our aggregate debt service coverage ratio is not less than 1.2, thus we were in compliance with all covenants under the mortgage loan. The interest rate for the one additional extension period will adjust based upon the one-year swap rate at the time of extension and a fixed spread of 4.41% and we would be required to remit another fee of 0.25% of the current outstanding principal balance.

On February 1, 2012, we repaid in full the mortgage on our property located in Canton, North Carolina in the amount of $2.3 million. We did not incur any prepayment penalties associated with the early repayment. The original maturity date of this mortgage was April 2030.

The fair value of all fixed-rate mortgage notes payable outstanding as of March 31, 2012 was $274.8 million, as compared to the carrying value stated above of $282.9 million. We evaluate the underlying collateral of the mortgage notes payable to ascertain the fair value of the collateral is not impaired. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures”.

Scheduled principal payments of mortgage notes payable for the remainder of 2012 and each of the five succeeding fiscal years and thereafter are as follows:

Year	Scheduled principal payments
Nine months ending December 31, 2012	$48,281	(1)
2013	12,850
2014	21,475
2015	55,294
2016	58,854
2017	61,774
Thereafter	24,365

	$282,893

(1)	The $45.2 million mortgage note issued in September 2008 was extended to September 30, 2012. We expect to exercise the additional option to extend the maturity date until October 2013.

Line of Credit

In December 2010, we procured a $50.0 million Line of Credit (with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and an administrative agent and Branch Banking and Trust Company serving as an additional revolving lender and letter of credit issuer), which matures on December 28, 2013. The Line of Credit originally provided for a senior secured revolving credit facility of up to $50.0 million with a standby letter of credit sublimit of up to $20.0 million. On January 31, 2012, the Line of Credit was expanded to $75.0 million and Citizens Bank of Pennsylvania was added as a revolving lender and letter of credit issuer. Currently, seven of our properties are pledged as collateral under our Line of Credit. The interest rate per annum applicable to the Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of 0.25% per year. Our ability to access this source of financing is subject to its continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and its meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards.

If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the Line of Credit and reduce the availability under the Line of Credit by the advanced amount of the released property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional availability under this agreement. The availability under the Line of Credit will also be reduced by letters of credit used in the ordinary course of business. We may use the advances under the Line of Credit for both general corporate purposes and the acquisition of new investments.

At March 31, 2012, there was $0 outstanding under the Line of Credit and $6.1 million outstanding under letters of credit at a weighted average interest rate of 2.8%. At March 31, 2012, the maximum amount we may draw was $22.1 million. We were in compliance with all covenants under the Line of Credit as of March 31, 2012. The amount outstanding on the Line of Credit as of March 31, 2012 approximates fair value, because the debt is short-term.

6. Mandatorily Redeemable Preferred Stock

On February 1, 2012, we completed a public offering of 1,400,000 shares of 7.125% Series C Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $35.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $33.3 million and were used to repay a portion of outstanding borrowings under our Line of Credit, for acquistions of real estate and working capital. On February 8, 2012, the underwriters notified us of their intent to exercise their option to purchase an additional 140,000 shares of Term Preferred Stock to cover over-allotments, which resulted in additional gross proceeds of $3.5 million and net proceeds, after deducting underwriting discounts, of $3.4 million. The Term Preferred Stock is traded under the ticker symbol GOODN on the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security of ours. Generally, we may not redeem shares of the Term Preferred Stock prior to January 31, 2016, except in limited circumstances to preserve our status as a REIT. On or after January 31, 2016, we may redeem the shares at a redemption price of $25 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. We incurred $1.8 million in total offering costs related to these transactions, which have been recorded as deferred financing fees on the Condensed Consolidated Balance Sheet and will be amortized over the redemption period ending January 31, 2017.

The Term Preferred Stock will be recorded as liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the statement of operations.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases as of March 31, 2012 are as follows:

			For the year ended December 31,
Location	Lease End Date	For the nine months ending December 31, 2012	2013	2014	2015	2016	2017	Thereafter
Tulsa, OK	Dec-12	$114	$153	$153	$153	$153	$153	$534
Springfield, MA	Feb-30	64	86	86	86	86	88	1,154
Dartmouth, MA	May-36	131	174	174	174	174	174	3,648

8. Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2012:

	Preferred Stock	Senior Common Stock	Common Stock	Capital in Excess of Par Value	Notes Receivable from Employees	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity
Balance at December 31, 2011	$2	$—	$11	$211,553	$(422)	$(75,830)	$135,314

Issuance of senior common stock and common stock, net	—	—	—	202	—	—	202
Repayment of principal on employee notes receivable	—	—	—	—	1	—	1
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(5,147)	(5,147)
Net income	—	—	—	—	—	1,301	1,301

Balance at March 31, 2012	$2	$—	$11	$211,755	$(421)	$(79,676)	$131,671

Distributions

Our Board of Directors declared the following distributions per share for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011
Common Stock	$0.375	$0.375
Senior Common Stock	$0.2625	$0.2625
Series A Preferred Stock	$0.4843749	$0.4843749
Series B Preferred Stock	$0.4688	$0.4688
Series C Preferred Stock	$0.296875	$—

Recent Activity

We have an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. As of March 31, 2012, we had sold 192,365 shares with net proceeds of $3.4 million, and have a remaining capacity to sell up to $21.6 million of common stock under the Open Market Sale Agreement with Jefferies. There were no sales under the Open Market Sale Agreement during the three months ended March 31, 2012.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our senior common stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares are intended to be offered pursuant to the primary offering and 500,000 shares are intended to be offered pursuant to our senior common distribution reinvestment plan (the “DRIP”). We, however, reserve the right to reallocate the number of shares being offered between the primary offering and the DRIP. To date we have sold 19,006 shares of senior common stock in this ongoing offering.

Notes to Employees

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

Date Issued	Number of Options Exercised	Strike Price of Options Exercised	Amount of Promissory Note Issued to Employees	Outstanding Balance of Employee Loans at March 31, 2012	Outstanding Balance of Employee Loans at December 31, 2011	Maturity Date of Note	Interest Rate on Note
Sep 2004	25	$15.00	$375	$10	$11	Sep 2013	5.00%
Apr 2006	12	16.10	193	4	4	Apr 2015	7.77%
May 2006	2	16.10	32	32	32	May 2016	7.87%
Nov 2006	25	15.00	375	375	375	Nov 2015	8.15%

	64		$975	$421	$422

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as full recourse loans to employees and are included in the equity section of the accompanying condensed consolidated balance sheets. As of March 31, 2012, each loan maintained its full recourse status.

9. Pro Forma Financial Information

We acquired one property during the three months ended March 31, 2012. The following table reflects pro-forma condensed consolidated statements of operations as if the property was acquired as of the beginning of the periods presented:

	For the three months ended March 31,
	2012	2011
Operating Data:
Total operating revenue	$12,167	$10,769
Total operating expenses	(5,852)	(5,146)
Other expense	(5,017)	(4,156)

Net income	1,298	1,467
Dividends attributable to preferred and senior common stock	(1,042)	(1,039)

Net income available to common stockholders	$256	$428

Share and Per Share Data:
Basic earnings per share of common stock	$0.02	$0.05
Diluted earnings per share of common stock	$0.02	$0.05
Weighted average shares outstanding-basic	10,945	9,258
Weighted average shares outstanding-diluted	11,006	9,310

10. Subsequent Events

On April 5, 2012, through wholly-owned subsidiaries, we borrowed $19.0 million pursuant to a long-term note payable from KeyBank National Association, which is collateralized by security interests in four of our properties. The note accrues interest at a rate of 6.1% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a substantial prepayment penalty. The note has a maturity date of May 1, 2022. We intend to use the proceeds from the note for future acquisitions and working capital.

On April 11, 2012, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
April 20, 2012	April 30, 2012	$0.125	$0.1614583	$0.15625	$0.1484375
May 18, 2012	May 31, 2012	$0.125	$0.1614583	$0.15625	$0.1484375
June 20, 2012	June 29, 2012	$0.125	$0.1614583	$0.15625	$0.1484375

Senior Common Stock Distributions
Payable to the Holders or Record During the Month of:	Payment Date	Distribution per Share
April	May 7, 2012	$0.0875
May	June 7, 2012	$0.0875
June	July 6, 2012	$0.0875

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands, Except Share and Per Share Data or Unless Otherwise Indicated)

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q, or Report.

All references to “we,” “our,” “us” and the “Company” in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

OVERVIEW

General

We are a real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We are actively communicating with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 73 properties totaling 7.1 million square feet, which have a total gross and net carrying value, including intangible assets, of $515.8 million and $435.5 million, respectively. We do not currently have any mortgage loans outstanding.

Business Environment

The United States continues to feel the lingering impact of the recession that began in late 2007; while the unemployment rate has decreased over the last several months, it still remains higher than pre-recessionary levels. In addition, housing starts remain low, there continues to be a large inventory of homes that need to be sold, and the economic situation in Europe will need to further stabilize for the economy to fully recover. As a result, conditions within the U.S. capital markets generally, and the U.S. real estate capital markets particularly, continue to experience certain levels of dislocation and stress.

These economic conditions could materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease. For example, the tenant occupying our building located in Hazelwood, Missouri declared bankruptcy in October 2010. The tenant did not confirm our lease in its bankruptcy proceedings in March 2011, and the final rent payment was received in April 2011. We are currently working to re-tenant this property. In addition, our building located in Richmond, Virginia remains vacant. The leases on these two vacant buildings comprised 2.0% of our annualized rental income as of March 31, 2012 and the annual carrying costs are $0.3 million. We are actively seeking new tenants for these properties. All of our remaining properties are occupied and the tenants are paying in accordance with their leases.

Moreover, our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our line of credit, or the Line of Credit. The market for long-term mortgages has been limited for some time; however, we have recently seen mid-to-long-term (5 to 10 year) mortgages become more obtainable. The collateralized mortgage backed securities, or CMBS, market has made a comeback in recent months, but it is more conservative than it was prior to the recession and the pricing in the market remains somewhat volatile. Consequently, we continue to look primarily to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the CMBS market to issue mortgages to finance our real estate activities.

Despite the challenges in the marketplace, we issued 2.2 million common shares during 2011 for gross proceeds of $39.4 million. In addition, in January 2012 we closed on $38.5 million of 7.125% Series C Cumulative Term Preferred Stock, or Term Preferred Stock, which is mandatorily redeemable in five years. We also assumed or issued $31.7 million in mid-term mortgages from regional banks during 2011 to finance some of our new properties. In April 2012, we closed a 10-year mortgage loan, collateralized by four properties, in the collateralized mortgage backed securities, or CMBS, marketplace.

Recent Developments

Investment Activities

The following is a summary of our recent acquisitions:

Ashburn, Virginia: On January 25, 2012, we acquired a 52,130 square foot office building located in Ashburn, Virginia for $10.8 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition using borrowings from our Line of Credit. Independent Project Analysis, Inc., an energy consultant, is the tenant in this building and has leased the property for 15 years and has 2 options to renew the lease for additional periods of 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.0 million.

Financing Activities

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

Debt

KeyBank: On April 5, 2012, through wholly-owned subsidiaries, we borrowed $19.0 million pursuant to a long-term note payable from KeyBank National Association, which is collateralized by security interests in four of our properties. The note accrues interest at a rate of 6.1% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a substantial prepayment penalty. The note has a maturity date of May 1, 2022. We intend to use the proceeds from the note for future acquisitions and working capital.

Leasing Activities

The following is a summary of leases that have been recently extended:

South Hadley, Massachusetts: On February 13, 2012, the tenant in our building located in South Hadley, Massachusetts signed a new lease with a term expiring in January 2013, with a one-year extension option.

San Antonio, Texas: On February 14, 2012, we extended the lease with the tenant occupying our property located in San Antonio, Texas. The lease covering this property was extended for an additional eight-year period, through November 2021. The lease was originally set to expire in February 2014. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.8 million. Furthermore, the lease grants the tenant two options to extend the lease for a period of five years each. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.6 million, payable over two years, and paid $0.3 million in leasing commissions.

Roseville, Minnesota: On February 27, 2012, we extended the lease with the tenant occupying our property located in Roseville, Minnesota. The new lease covers approximately one-third of this property and was extended for an additional five year period, through December 2017. The lease was originally set to expire in December 2012. The tenant in this property will pay rent on the entire building through the end of 2012, and we continue to search for new tenants to lease the remainder of the building. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.2 million. Furthermore, the lease grants the tenant one option to extend the lease for a period of five years. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.4 million, payable over two years, and paid $0.8 million in leasing commissions.

Equity Activities

The equity issuances summarized below were all issued under our effective shelf registration statement on file with the Securities and Exchange Commission, or SEC.

Preferred Equity: On February 1, 2012, we completed a public offering of 1,400,000 shares of our Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $35.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $33.3 million and were used to repay a portion of outstanding borrowings under our Line of Credit, for acquisitions of real estate and working capital. On February 8, 2012, the underwriters notified us of their intent to exercise their option to purchase an additional 140,000 shares of the Term Preferred Stock to cover over-allotments, which resulted in gross proceeds of $3.5 million and net proceeds, after deducting underwriting discounts, of $3.4 million received by us on February 10, 2012. The shares are traded under the ticker symbol GOODN on the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security. Generally, we may not redeem shares of the Term Preferred Stock prior to January 31, 2016, except in limited circumstances to preserve our status as a REIT. On or after January 31, 2016, we may redeem the shares at a redemption price of $25 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and therefore we recorded the Term Preferred Stock as a liability and the related dividend payments as a component of interest expense in the statement of operations.

Senior Common Equity: During 2011 and 2012, we have issued 18,933 shares of our senior common stock at $15.00 per share in an ongoing best-efforts public offering. The net proceeds, after deducting the underwriting discount and commission were $0.3 million. We can issue up to 3,000,000 shares of senior common stock and the offering will continue until the earlier of March 28, 2013 or the date on which 3,000,000 shares of senior common stock are sold. We have used the proceeds of the offering for general corporate purposes.

Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, geographic market or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. Our largest tenant at March 31, 2012 comprised 6.6% of our total rental income, and our largest concentration of properties was located in Ohio, which accounted for 16.1% of our total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the three months ended March 31, 2012 and 2011, respectively:

	For the three months ended March 31, 2012		For the three months ended March 31, 2011
	(Dollars in Thousands)		(Dollars in Thousands)
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$1,819	15.2%	$1,361	13.2%
Electronics	1,515	12.7	1,543	14.8
Healthcare	1,247	10.4	985	9.5
Diversified/Conglomerate Manufacturing	914	7.6	916	8.8
Chemicals, Plastics & Rubber	789	6.6	783	7.5
Beverage, Food & Tobacco	609	5.1	547	5.1
Personal & Non-Durable Consumer Products	606	5.0	543	5.1
Containers, Packaging & Glass	586	4.9	583	5.6
Machinery	565	4.7	563	5.4
Buildings and Real Estate	534	4.4	526	5.1
Printing & Publishing	473	3.9	533	5.1
Education	450	3.7	443	4.2
Personal, Food & Miscellaneous Services	421	3.5	144	1.4
Oil & Gas	318	2.6	318	3.0
Diversified/Conglomerate Services	311	2.6	77	0.7
Automobile	292	2.4	292	2.8
Banking	287	2.4	—	0.0
Childcare	146	1.2	146	1.4
Home & Office Furnishings	132	1.1	132	1.3

	$12,014	100.0%	$10,435	100.0%

Our Adviser and Administrator

Our Adviser is led by a management team which has extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the Board of Directors of our Adviser as well as its vice chairman and chief operating officer. George Stelljes III, our president, chief investment officer and director, is a member of the Board of Directors of our Adviser and its president and chief investment officer. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer and treasurer, chief compliance officer, internal counsel, investor relations department and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a private agricultural real estate company. With the exception of our chief financial officer and treasurer, all of our executive officers serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In the future, our Adviser may provide investment advisory services to other funds, both public and private, of which it is the sponsor.

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

During the three months ended March 31, 2012 and 2011, none of these third party expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties that we acquire, the aggregate amount of mortgage loans that we make and the extent to which we are able to pass on such fees to our tenants and borrowers pursuant to the terms of the agreements. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our Line of Credit agreement which limits distributions to our stockholders to 95% of FFO less those acquisition-related costs that are required to be expensed under Accounting Standards Codification, or ASC, 805, Business Combinations. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the three months ended March 31, 2012 and 2011, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of our Administrator’s overhead expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our personnel, including our chief financial officer and treasurer, chief compliance officer, internal counsel, investor relations department and their respective staffs. Our allocable portion of expenses is generally derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.

Critical Accounting Policies

The preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Our Adviser relies on its experience, collects historical and current market data and analyzes this information in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our condensed consolidated financial statements included elsewhere in this Form 10-Q. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.

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

The allocation of the purchase price directly affects the following in our condensed consolidated financial statements:

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

Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview—Business Environment,” we evaluated our entire portfolio as of March 31, 2012 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. As a result of this analysis, we concluded that none of our properties were impaired and we will continue to monitor our portfolio for any indicators that may change our conclusion.

Results of Operations

The weighted-average yield on our total portfolio, taking into account vacant properties, was 9.3% as of March 31, 2012. If all properties in the portfolio were fully occupied, the weighted-average yield would have been 9.4%, assuming returns on our vacant buildings remained steady, as of March 31, 2012. The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2012 and 2011 is below:

	For the quarter ended March 31,
	2012	2011	$ Change	% Change
	(Dollars in Thousands)
Operating revenues
Rental income	$12,014	$10,435	$1,579	15%
Tenant recovery revenue	86	84	2	2%

Total operating revenues	12,100	10,519	1,581	15%

Operating expenses
Depreciation and amortization	3,904	3,370	534	16%
Property operating expenses	333	297	36	12%
Due diligence expense	160	(138)	298	NM
Base management fee	393	352	41	12%
Incentive fee	899	832	67	8%
Administration fee	310	256	54	21%
General and administrative	383	454	(71)	-16%

Total operating expenses before credit from Adviser	6,382	5,423	959	18%

Credit to incentive fee	(585)	(486)	99	20%

Total operating expenses	5,797	4,937	860	17%

Other income (expense)
Interest income - employee loans	9	10	(1)	-10%
Other income	18	44	(26)	-59%
Interest expense	(4,572)	(4,156)	416	10%
Distributions attributable to mandatorily redeemable preferred stock	(457)	—	457	NM

Total other expense	(5,002)	(4,102)	(900)	22%

Net income	1,301	1,480	(179)	-12%

Distributions attributable to preferred stock	(1,023)	(1,023)	—	0%
Distributions attributable to senior common stock	(19)	(15)	4	27%

Net income available to common stockholders	$259	$442	$(183)	-41%

NM	= Not meaningful

Operating Revenues

Rental income increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, because of the eight properties acquired subsequent to March 31, 2011.

Tenant recovery revenue remained relatively flat for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. There was an increase in insurance premiums from 2011, resulting in increased reimbursements from our tenants; however, this was partially offset by a decrease in franchise taxes owed in certain states that are reimbursable by our tenants.

Operating Expenses

Depreciation and amortization expenses increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, because of the eight properties acquired subsequent to March 31, 2011.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily because of ground lease payments we are responsible for paying at two of our properties acquired subsequent to March 31, 2011.

Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Due diligence expense increased for three months ended March 31, 2012, as compared to the three months ended March 31, 2011, as a result of costs incurred related to the property acquired during the three months ended March 31, 2012 coupled with costs incurred for other potential acquisitions. Due diligence expense was negative for the three months ended March 31, 2011 because of an out of period adjustment of $250,000 recorded during March 31, 2011 related to the acquisition of the property in Orange City, Iowa in December 2010. See Note 1 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for further information regarding the out of period adjustment.

The base management fee increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to an increase in total common stockholders’ equity from the issuance of common stock during 2011, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”

The incentive fee increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, because of an increase in pre-incentive fee FFO from the eight acquisitions subsequent to March 31, 2011. The incentive fee credit increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, because of the increase in the amount of common stock dividends paid during the three months ended March 31, 2012, which resulted in a larger portion of the incentive fee required to be credited. The calculation of the incentive fee is described in the detail above under “Advisory and Administration Agreements.”

The administration fee increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily as a result of an increase in the amount of the total expenses our Administrator incurred during the periods, coupled with an increase in our allocable portion of the total expenses. The calculation of the administration fee is described in detail above under “Advisory and Administration Agreements.”

General and administrative expenses decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily due to a decrease in accounting fees from a decrease in fees charged for tax preparation, coupled with a decrease in our shareholder related expenses due to timing of expenses related to our annual report and proxy.

Other Income and Expense

Interest income on employee loans decreased during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. This decrease was a result of principal repayments made by employees of our Adviser over the past 12 months.

Other income decreased during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, because of settlement income received in 2011 from the previous tenant in our South Hadley, Massachusetts property related to repairs needed for the parking lot at the building.

Interest expense increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. This increase was primarily a result of an increase in the rate on our $45.2 million mortgage loan in October 2011 of 0.18% when the mortgage loan was renewed coupled with interest on the $31.7 million of mortgage debt assumed and issued during 2011. This was partially offset by reduced interest expense on our long-term financings from amortizing principal payments made during 2011 and the first three months of 2012.

Net Income Available to Common Stockholders

Net income available to common stockholders decreased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, primarily because of increased interest expense and increased distributions to our preferred stockholders from the issuance of our Term Preferred Stock, partially offset by an increase in rental income earned from the eight properties acquired subsequent to March 31, 2011.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at March 31, 2012 was $27.8 million, including $5.7 million in cash and cash equivalents and an available borrowing capacity of $22.1 million under our Line of Credit.

Future Capital Needs

We actively seek conservative investments that are likely to produce income in order to pay distributions to our stockholders. We intend to use the proceeds of future equity raised and debt capital borrowed to continue to invest in industrial, commercial and retail real property, make mortgage loans, or pay down outstanding borrowings under our Line of Credit. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

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

Equity Capital

Equity capital markets continue to improve. As a result, we raised, net of offering costs, $37.0 million of common equity during 2011. We also raised $36.7 million of preferred equity, net of offering costs, in February 2012. We used these proceeds to repay a portion of the outstanding balance of the Line of Credit, to acquire additional properties and the remainder for general corporate and working capital needs.

Currently, we have the ability to raise up to $218.7 million of additional equity capital through the sale of securities that are registered under our universal shelf registration statement on Form S-3, or the Universal Shelf, in one or more future public offerings. Of the $218.7 million of available capacity under our Universal Shelf, $21.6 million of common stock is reserved for additional sales under our Open Market Sale Agreement and $52.2 million is reserved for sales of our Senior Common Stock.

Debt Capital

As of March 31, 2012, we had 20 fixed-rate mortgage notes payable in the aggregate principal amount of $282.9 million, collateralized by a total of 58 properties with terms at issuance ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2012 was 5.72%.

Generally banks are recommencing their general lending practices and the CMBS market is slowly returning, see the discussion in “Overview – Business Environment” above. Specifically, we are seeing banks and other non-bank lenders that are willing to issue medium to long-term mortgages, between 5 and 10 years, albeit on less favorable terms than were previously available. Consequently, we are focused on obtaining mortgages through both regional banks, non-bank lenders and CMBS.

We have mortgage debt in the aggregate principal amount of $3.0 million payable during the remainder of 2012 and $58.1 million payable during 2013. The 2012 principal amount payable does not include $45.2 million of balloon principal payments maturing on one of our long-term mortgages in 2012; however, this mortgage has one remaining annual extension option through 2013, and we intend to exercise this option in 2012. As long as we are in compliance with certain covenants under the mortgage loan, we will be able to exercise the renewal option and will be required to pay a fee of 0.25% of the current outstanding principal balance, or approximately $0.1 million. The mortgage payments due in 2012 are solely comprised of debt amortization payments. We have no balloon principal payments due under any of our other mortgage loans until 2013 and these are not due until the fourth quarter of 2013; however, we are initiating conversations with lenders in advance of these maturities and anticipate being able to extend the maturity dates or refinance with new lenders. We intend to pay the 2012 debt amortization payments from operating cash flow and borrowings under our Line of Credit.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2012 was $5.6 million, as compared to net cash provided by operating activities of $4.7 million for the three months ended March 31, 2011. This increase was primarily a result of rental income received from the eight properties acquired subsequent to March 31, 2011, partially offset by $1.1 million of leasing commissions paid for renewing existing leases. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2012 was $12.6 million, which primarily consisted of the acquisition of one property during the three months ended March 31, 2012, coupled with tenant improvements performed at certain of our properties and net payments to our lenders for reserves, as compared to net cash used in investing activities during the three months ended March 31, 2011 of $1.0 million, which primarily consisted of tenant improvements performed at certain of our properties, net payments to our lenders for reserves and deposits placed on future acquisitions.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2012 was $9.3 million, which primarily consisted of proceeds from the sale of our Term Preferred Stock, partially offset by distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments on our Line of Credit. Net cash provided by financing activities for the three months ended March 31, 2011 was $3.6 million, which primarily consisted of proceeds from the sale of common stock, partially offset by distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments on our Line of Credit.

Line of Credit

In December 2010, we procured a $50.0 million Line of Credit maturing on December 28, 2013, with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and as an administrative agent and Branch Banking and Trust Company serving as a revolving lender and letter of credit issuer. The Line of Credit originally provided for a senior secured revolving credit facility of up to $50.0 million, with a standby letter of credit sublimit of up to $20.0 million. In January 2012, the Line of Credit was expanded to $75.0 million and Citizens Bank of Pennsylvania was added as a revolving lender and letter of credit issuer. Currently, seven of our properties are pledged as collateral under our Line of Credit. The interest rate per annum applicable to the Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00% depending upon our leverage. Our leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of 0.25% per year. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO for covenant purposes. In addition, the maximum amount that we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards.

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

At March 31, 2012, there was $0 outstanding under the Line of Credit and $6.1 million outstanding under letters of credit at a weighted average interest rate of 2.8%. At March 31, 2012, the remaining borrowing capacity available under the Line of Credit was $22.1 million. Our ability to increase the availability under our Line of Credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the Line of Credit as we arrange for long-term mortgages for these pledged properties. Currently, only 11 of our properties do not have long-term mortgages, and 7 of those are pledged as collateral under our Line of Credit. Accordingly, we have only 4 properties which are unencumbered, and which may be pledged as collateral to increase the borrowing capacity available under the Line of Credit. We were in compliance with all covenants under the Line of Credit as of March 31, 2012.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2012:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1) (2)	$321,393	$49,395	$34,280	$185,070	$52,648
Interest on Debt Obligations (3)	$77,813	$18,059	$31,394	$21,646	$6,714
Operating Lease Obligations (4)	7,710	412	825	825	5,648

Total	$406,916	$67,866	$66,499	$207,541	$65,010

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $0 of the debt obligation due in 2013, mortgage notes payable that were outstanding as of March 31, 2012 and amounts due under our Term Preferred Stock. The $45,233 mortgage note issued in September 2008 matures in October 2012,and we expect to exercise our option to extend the maturity date until October 2013.
(2)	Subsequent to March 31, 2012 we borrowed $19.0 million on a mortgage note payable, which will be due in 2022. This amount is not reflected in the table above.
(3)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit and interest due under our Term Preferred Stock. The balance and interest rate on our Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of March 31, 2012.
(4)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, and Springfield, Missouri properties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012.

Funds from Operations

The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relative non-GAAP supplemental measure of operating performance of an equity REIT, in order to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table provides a reconciliation of our FFO for the three months ended March 31, 2012 and 2011, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average share of common stock and basic and diluted net income per weighted average share of common stock:

	For the three months ended March 31,
	2012	2011
	(Dollars in Thousands, Except Per Share Data)
Net income	$1,301	$1,480
Less: Distributions attributable to preferred and senior common stock	(1,042)	(1,038)

Net income available to common stockholders	259	442
Add: Real estate depreciation and amortization	3,904	3,370

FFO available to common stockholders	$4,163	$3,812
Weighted average shares outstanding - basic	10,945	9,258
Weighted average shares outstanding - diluted	11,006	9,310
Basic & diluted net income per weighted average share of common stock	$0.02	$0.05

Basic FFO per weighted average share of common stock	$0.38	$0.41

Diluted FFO per weighted average share of common stock	$0.38	$0.41

Distributions declared per share of common stock	$0.375	$0.375

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. 5 of our 58 leases contain escalations based on market interest rates, and the interest rate on our existing Line of Credit is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. We have not entered into any derivative contracts to attempt to further manage our exposure to interest rate fluctuations.

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2012, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

We analyzed the impact of a 1%, 2% and 3% increase in the one month LIBOR for the three months ended March 31, 2012. Due to the fact that our line of credit balance was $0 as of March 31, 2012, thus there was no impact to interest expense from the stress testing. In addition, there was no impact on rental income because of the interest rate floors present in our LIBOR leases. As of March 31, 2012, our effective average LIBOR was 0.24%; thus, a 1%, 2% or 3% decrease could not occur.

As of March 31, 2012, the fair value of our fixed rate debt outstanding was $274.8 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at March 31, 2012, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $8.7 million and $9.1 million, respectively.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 1A.	Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please review the risk below and refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed by us with the Securities and Exchange Commission on February 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement (filed herewith).

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2.1	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, (File No. 001-33097) filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-A12B (File No. 001-33097), filed January 31, 2012.

10.1	Second Amendment to Credit Agreement and Omnibus Amendment of Loan Documents dated as of January 31, 2012 by and among Gladstone Commercial Limited Partnership as Borrower, the Committed Lenders named therein, and Capital One Bank, N.A. as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 31, 2012.

10.2	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 3, 2012.

10.3	Gladstone Commercial Limited Partnership Schedule 4.2 (a) (4) to First Amended and Restated Agreement of Limited Partnership: Designation of 7.125% Series C Cumulative Term Preferred Units, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-33097) filed February 3, 2012.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report.

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

***	The following financial information of the Registrant is included for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Gladstone Commercial Corporation

Date: April 30, 2012	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer and Treasurer

Date: April 30, 2012	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors