Form 10-Q
period 2012-06-30
GLADSTONE COMMERCIAL CORP
filed 2012-07-31
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-33097

GLADSTONE COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 200 MCLEAN, VIRGINIA	22102
(Address of principal executive offices)	(Zip Code)

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

    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of July 31, 2012 was 10,945,379.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2012

Gladstone Commercial Corporation

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Real estate, at cost	$478,410	$442,521
Less: accumulated depreciation	59,433	53,784

Total real estate, net	418,977	388,737
Lease intangibles, net	45,926	37,670
Cash and cash equivalents	4,273	3,329
Restricted cash	2,889	2,473
Funds held in escrow	5,345	4,086
Deferred rent receivable, net	13,121	12,403
Deferred financing costs, net	5,789	3,473
Other assets	1,015	976

TOTAL ASSETS	$497,335	$453,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$314,769	$285,350
Borrowings under line of credit	—	18,700
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares and no shares authorized; and 1,540,000 shares and no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	38,500	—
Deferred rent liability, net	3,440	3,851
Asset retirement obligation liability	3,812	3,289
Accounts payable and accrued expenses	4,295	1,956
Due to Adviser and Administrator (1)	779	1,188
Other liabilities	4,102	3,499

Total Liabilities	369,697	317,833

Commitments and contingencies (2)

STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2	2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 97,435 and 60,290 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 10,945,379 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	11	11
Additional paid in capital	212,014	211,553
Notes receivable—employees	(416)	(422)
Distributions in excess of accumulated earnings	(83,973)	(75,830)

Total Stockholders’ Equity	127,638	135,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$497,335	$453,147

(1)	Refer to Note 2 Related-Party Transactions
(2)	Refer to Note 7 Commitments and Contigencies

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Operating revenues
Rental income	$12,323	$10,729	$24,336	$21,164
Tenant recovery revenue	87	87	171	170

Total operating revenues	12,410	10,816	24,507	21,334

Operating expenses
Depreciation and amortization	3,992	3,475	7,896	6,845
Property operating expenses	353	202	686	499
Due diligence expense	528	131	688	(8)
Base management fee (1)	372	435	765	787
Incentive fee (1)	787	840	1,686	1,672
Administration fee (1)	265	260	575	516
General and administrative	404	357	787	812

Total operating expenses before credits from Adviser	6,701	5,700	13,083	11,123

Credit to incentive fee (1)	(674)	(445)	(1,259)	(931)

Total operating expenses	6,027	5,255	11,824	10,192

Other income (expense)
Interest income—employee loans	8	9	17	19
Other income	34	1	56	45
Interest expense	(4,885)	(4,201)	(9,458)	(8,356)
Distributions attributable to mandatorily redeemable preferred stock	(686)	—	(1,143)	—

Total other expense	(5,529)	(4,191)	(10,528)	(8,292)

Net income	854	1,370	2,155	2,850

Distributions attributable to preferred stock	(1,024)	(1,024)	(2,047)	(2,047)
Distributions attributable to senior common stock	(22)	(15)	(41)	(31)

Net (loss) income available to common stockholders	$(192)	$331	$67	$772

Earnings per weighted average share of common stock —basic & diluted
(Loss) income from continuing operations (net of dividends attributable to preferred stock)	$(0.02)	$0.04	$0.01	$0.08

Net (loss) income available to common stockholders	$(0.02)	$0.04	$0.01	$0.08

Weighted average shares of common stock outstanding
Basic	10,945	9,782	10,945	9,522

Diluted	10,945	9,834	11,011	9,574

Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.53	$0.52

Weighted average shares of senior common stock outstanding—basic	84	59	76	59

(1)	Refer to Note 2 Related-Party Transactions

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,155	$2,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,896	6,845
Amortization of deferred financing costs	703	456
Amortization of deferred rent asset and liability, net	(337)	(335)
Amortization of discount and premium on assumed debt	32	62
Asset retirement obligation expense	82	77
Increase in other assets	(40)	(215)
Increase in deferred rent liability	—	1,255
Increase in deferred rent receivable	(739)	(715)
Increase (decrease) in accounts payable, accrued expenses, and amount due Adviser	1,931	(684)
Increase (decrease) in other liabilities	185	(36)
Leasing commissions paid	(1,101)	0

Net cash provided by operating activities	10,767	9,560

Cash flows from investing activities:
Real estate investments	(44,903)	(15,778)
Receipts from lenders for funds held in escrow	1,127	1,143
Payments to lenders for funds held in escrow	(2,386)	(1,827)
Receipts from tenants for reserves	1,448	1,082
Payments to tenants from reserves	(1,166)	(962)
Increase in restricted cash	(416)	(69)

Net cash used in investing activities	(46,296)	(16,411)

Cash flows from financing activities:
Proceeds from issuance of equity	522	36,603
Offering costs	(65)	(2,198)
Proceeds from issuance of mandatorily redeemable preferred stock	38,500	—
Borrowings under mortgage notes payable	33,705	—
Payments for deferred financing costs	(3,018)	(226)
Principal repayments on mortgage notes payable	(4,317)	(4,454)
Principal repayments on employee notes receivable	6	532
Borrowings from line of credit	13,800	27,374
Repayments on line of credit	(32,500)	(46,174)
Increase (decrease) in security deposits	133	(51)
Distributions paid for common, senior common and preferred stock	(10,293)	(9,302)

Net cash provided by financing activities	36,473	2,104

Net increase (decrease) in cash and cash equivalents	944	(4,747)
Cash and cash equivalents, beginning of period	3,329	7,062

Cash and cash equivalents, end of period	$4,273	$2,315

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION
Fixed rate debt assumed in connection with acquisitions	$—	$11,921

Senior common dividend issued in the dividend reinvestment program	$4	—

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

We account for our acquisitions of real estate in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires that the purchase price of real estate be recorded at fair value and allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, the value of lease origination costs, the value of tenant relationships and the value of capital lease obligations, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.

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

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The "as-if-vacant" value is allocated to land, building and tenant improvements based on management's determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $2.9 million and $5.6 million for the three and six months ended June 30, 2012, respectively, and $2.5 million and $4.9 million for the three and six months ended June 30, 2011, respectively.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii)

management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying balance sheet as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.1 million and $0.2 million for both the three and six months ended June 30, 2012 and 2011, respectively. The capitalized below-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $0.2 million and $0.5 million for the three and six months ended June 30, 2012, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2011, respectively.

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

The value of in-place leases and unamortized lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, unamortized lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets was $1.1 million and $2.2 million for the three and six months ended June 30, 2012, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2011, respectively.

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

In light of current economic conditions, we evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. In performing the analysis, we consider such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether there are indications that the fair value of the real estate has decreased. We concluded that none of our properties were impaired as of June 30, 2012, and will continue to monitor our portfolio for any indicators that may change this conclusion. There have been no impairments recognized on real estate assets since inception.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $0.6 million and $3.0 million for deferred financing costs during the three and six months ended June 30, 2012, respectively, and $0.2 million for both the three and six months ended June 30, 2011, respectively. The payments incurred during the six months ended June 30, 2012 were primarily related to the issuance of our 7.125% Series C Cumulative Term Preferred Stock, (the “Term Preferred Stock”), discussed in further detail in Note 6 “Mandatorily Redeemable Preferred Stock.” Total amortization expense related to deferred financing costs is included in interest expense and was $0.4 million and $0.7 million for the three and six months ended June 30, 2012, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying condensed consolidated balance sheet includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write-offs have been recorded to date.

Tenant recovery revenue includes payments from tenants as reimbursements for franchise taxes, management fees, insurance, and ground lease payments. We recognize tenant recovery revenue in the same periods that we incur the related expenses.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted over the life of the leases for the respective properties. There was $442 in liabilities accrued in connection with acquisitions during the six months ended June 30, 2012. There were no liabilities accrued during the six months ended June 30, 2011, as the properties acquired during this period were constructed after 1985. The Company also recorded expenses of $41 and $82 during the three and six months ended June 30, 2012 respectively, and $39 and $77 during the three and six months ended June 30, 2011, respectively, related to the accretion of the obligation. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.5 million and the discount rates used in the calculations ranges from 2.5% to 7.6%. The Company does not expect to make any payments in conjunction with these obligations in each of the next five years.

Comprehensive Income

For the three and six months ended June 30, 2012 and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-04 which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and as such, we have increased our disclosures related to Level 3 fair value measurement of our mortgage notes payable, in addition to other required disclosures. There were no related impacts on our financial position or results of operations.

2. Related-Party Transactions

We are externally managed pursuant to contractual arrangements with our Adviser and Gladstone Administration, LLC (the “Administrator”), which collectively employ all of our personnel and pays their salaries, benefits, and general expenses directly. We have an advisory agreement with our Adviser (the

“Advisory Agreement”) and an administration agreement with our Administrator (the “Administration Agreement”). The management services and administrative fees under the Advisory and Administration Agreements are described below. As of June 30, 2012 and December 31, 2011, respectively, $0.8 million and $1.2 million were due to the Adviser and Administrator.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders’ equity, less the recorded value of any preferred stock (“common stockholders’ equity”), and an incentive fee based on funds from operations (“FFO”). For both the three and six months ended June 30, 2012 and 2011, we recorded a base management fee of $0.4 million and $0.8 million, respectively.

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

For the three and six months ended June 30, 2012, we recorded an incentive fee of $0.8 million and $1.7 million, respectively, offset by a credit related to an unconditional, voluntary and irrevocable waiver issued by the Adviser of $0.7 million and $1.3 million, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2012, of $0.1 million and $0.4 million, respectively. For the three and six months ended June 30, 2011, we recorded an incentive fee of $0.8 million and $1.6 million, respectively, offset by a credit related to an unconditional and irrevocable voluntary waiver issued by the Advisor of $0.4 million and $0.9 million, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2011, of $0.4 million and $0.7 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the three and six months ended June 30, 2012 and 2011, in order to support the current level of distributions to our stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer and treasurer, chief compliance officer, internal counsel, investor relations and their respective staffs. Our allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three and six months ended June 30, 2012, we recorded an administration fee of $0.3 million and $0.6 million, respectively, and for the three and six months ended June 30, 2011, we recorded an administration fee of $0.3 million and $0.5 million, respectively.

Dealer Manager Agreement

In connection with the offering of our senior common stock (see Note 8, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011 (the “Dealer Manager Agreement”), with Gladstone Securities, LLC (the “Dealer Manager”), pursuant to which the Dealer Manager agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager is an affiliate of ours, as its parent company is controlled by Mr. David Gladstone, our Chairman and Chief Executive Officer. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of senior common stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of senior common stock sold. The Dealer Manager, in its sole and absolute discretion, may re-allocate all of its selling commissions attributable to a participating broker-dealer and may also re-allocate a portion of its Dealer Manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we have agreed to indemnify the Dealer Manager against various liabilities, including certain liabilities arising under the federal securities laws. We made $29 and $50 of payments during the three and six months ended June 30, 2012, respectively, to the Dealer Manager pursuant to this agreement. There were no payments made during the three and six months ended June 30, 2011.

3. Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2012 and 2011. We computed basic earnings per share for the three and six months ended June 30, 2012 and 2011 using the weighted average number of shares outstanding during the periods. Diluted earnings per share for the three and six months ended June 30, 2012 and 2011, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Calculation of basic earnings per share of common stock:

Net (loss) income available to common stockholders	$(192)	$331	$67	$772
Denominator for basic weighted average shares of common stock (in thousands)	10,945	9,782	10,945	9,522

Basic (loss) earnings per share of common stock	$(0.02)	$0.04	$0.01	$0.08

Calculation of diluted earnings per share of comon stock:

Net (loss) income available to common stockholders	$(192)	$331	$67	$772
Add: Income impact of assumed conversion of senior common stock	—	15	41	31

Net (loss) income available to common stockholders plus assumed conversions	$(192)	$346	$108	$803

Denominator for basic weighted average shares of common stock (in thousands)	10,945	9,782	10,945	9,522
Effect of convertible senior common stock (in thousands)	— (1)	52	66	52

Denominator for diluted weighted average shares of common stock (in thousands)	10,945	9,834	11,011	9,574

Diluted (loss) earnings per share of common stock	$(0.02)	$0.04	$0.01	$0.08

(1)	The convertible senior common stock was excluded from the calculation of diluted earnings per share for the three months ended June 30, 2012 because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Real estate:
Land	$65,099	$60,602
Building and improvements	394,903	367,605
Tenant improvements	18,408	14,314
Accumulated depreciation	(59,433)	(53,784)

Real estate, net	$418,977	$388,737

During the six months ended June 30, 2012, we acquired five properties, which are summarized below:

Location	Acquisition Date	Square Footage	Lease Term	Renewal Options	Total Purchase Price	Acquistion Expenses	Annualized Straight Line Rent	Debt Issued
Ashburn, VA	1/25/2012	52,130	15 years	2 (5 years each)	$10,775	$102	$989	N/A
Ottumwa, IA	5/30/2012	352,860	11.5 years	3 (5 years each)	7,100	47	684	5,000
New Albany, OH	6/5/2012	89,000	10.5 years	2 (5 years each)	13,333	188	1,361	N/A
Columbus, GA	6/21/2012	32,000	11.5 years	2 (5 years each)	7,320	126	656	4,750
Columbus, OH	6/28/2012	31,293	10 years	N/A	4,037	59	342	N/A

In accordance with ASC 805, we determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the six months ended June 30, 2012 as follows:

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Total Purchase Price
Ashburn, VA	$706	$6,551	$1,307	$804	$908	$499	$—	$—	$10,775
Ottumwa, IA	212	4,743	329	940	484	499	—	(107)	7,100
New Albany, OH	1,658	7,511	1,235	1,122	857	903	47	—	13,333
Columbus, GA	1,378	3,894	626	574	473	375	—	—	7,320
Columbus, OH	542	1,856	597	391	213	325	113	—	4,037

Below is a summary of the total revenue and net income recognized on the properties acquired during the six months ended June 30, 2012:

		Rental Revenue		Net Income
Location	Acquisition Date	For the three months ended June 30, 2012	For the six months ended June 30, 2012	For the three months ended June 30, 2012(1)	For the six months ended June 30, 2012(1)
Ashburn, VA	1/25/2012	$247	$431	$147	$262
Ottumwa, IA	5/30/2012	61	61	30	30
New Albany, OH	6/5/2012	98	98	51	51
Columbus, GA	6/21/2012	18	18	11	11
Columbus, OH	6/28/2012	3	3	3	3

(1)	Does not include interest expense or acquisition related costs that are required to be expensed under ASC 805.

We acquired five properties during the six months ended June 30, 2012. The following table reflects pro-forma condensed consolidated statements of operations as if the properties were acquired as of the beginning of the earliest periods presented, which was January 1, 2011. The pro-forma earnings for the three and six months ended June 30, 2012, were adjusted to exclude $0.5 million of acquisition-related costs incurred in 2012 related to the five properties acquired. The pro-forma earnings for the three and six months ended June 30, 2011, were adjusted to include these charges:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Operating Data:
Total operating revenue	$13,071	$11,905	$26,073	$23,512
Total operating expenses	(6,036)	(5,924)	(12,273)	(12,036)
Other expense	(5,658)	(4,413)	(10,837)	(8,735)

Net income	1,377	1,568	2,963	2,741
Dividends attributable to preferred and senior common stock	(1,046)	(1,039)	(2,088)	(2,078)

Net income available to common stockholders	$331	$529	$875	$663

Share and Per Share Data:
Basic earnings per share of common stock	$0.03	$0.05	$0.08	$0.07
Diluted earnings per share of common stock	$0.03	$0.05	$0.08	$0.07
Weighted average shares outstanding-basic	10,945	9,782	10,945	9,522
Weighted average shares outstanding-diluted	10,945	9,834	11,011	9,574

The weighted average amortization period for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2012, were as follows:

Intangible assets & liabilities	Years
In-place leases	11.0
Leasing costs	11.0
Customer relationships	15.2
Above market leases	10.4
Below market leases	11.6

All intangible assets & liabilities	12.4

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2012 and each of the five succeeding fiscal years and thereafter is as follows:

Year	Tenant Lease Payments
Six months ending December 31, 2012	$24,342
2013	45,352
2014	42,167
2015	38,279
2016	33,733
2017	31,701
Thereafter	202,159

In accordance with the lease terms, substantially all tenant expenses are required to be paid by the tenant; however, we would be required to pay property taxes on the respective properties in the event the tenants fail to pay them. The total annualized property taxes for all properties owned by us at June 30, 2012, were $8.0 million.

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

On February 27, 2012, we extended the lease with the tenant occupying our property located in Roseville, Minnesota. The new lease covers approximately one-third of this property and was extended for an additional five-year period, through December 2017. The lease was originally set to expire in December 2012. The tenant in this property will pay rent on the entire building through the end of 2012, and we continue to search for new tenants to lease the remainder of the building. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $2.9 million for the remainder of 2012 and annualized straight line rents beginning in 2013 of $1.2 million. Furthermore, the lease grants the tenant one option to extend the lease for a period of five years. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.4 million, payable over two years, and paid $0.8 million in leasing commissions.

On June 27, 2012, we extended the lease with the tenant occupying our property located in Hialeah, Florida. The lease covering this property was extended for an additional five-year period, through March 2027. The lease was originally set to expire in March 2022. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.1 million. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.3 million.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class:

	June 30, 2012		December 31, 2011
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$28,449	$(11,087)	$24,620	$(10,181)
Leasing costs	19,085	(6,303)	15,013	(5,663)
Customer relationships	23,327	(7,545)	20,725	(6,844)

	$70,861	$(24,935)	$60,358	$(22,688)

The estimated aggregate amortization expense for the remainder of 2012 and each of the five succeeding fiscal years and thereafter is as follows:

Year	Estimated Amortization Expense
Six months ending December 31, 2012	3,400
2013	5,495
2014	4,910
2015	4,508
2016	3,907
2017	3,739
Thereafter	19,967

5. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit (the “Line of Credit”) as of June 30, 2012 and December 31, 2011 are summarized below:

				Principal Balance Outstanding
	Date of Issuance/ Assumption	Principal Maturity Date	Stated Interest Rate at June 30, 2012 (1)	June 30, 2012	December 31, 2011
Fixed-Rate Mortgage Notes Payable:
	09/15/08	10/01/12(2)	4.76%	$45,233	$45,233
	02/21/06	12/01/13	5.91%	8,753	8,845
	02/21/06	06/30/14	5.20%	18,140	18,345
	08/25/05	09/01/15	5.33%	20,255	20,431
	09/12/05	09/01/15	5.21%	11,921	12,019
	12/21/05	12/08/15	5.71%	18,304	18,448
	09/06/07	12/11/15	5.81%	4,181	4,219
	03/29/06	04/01/16	5.92%	16,772	16,871
	04/27/06	05/05/16	6.58%	13,247	13,409
	08/29/08	06/01/16	6.80%	5,944	6,019
	06/20/11	06/30/16	6.08%	11,424	11,505
	11/22/06	12/01/16	5.76%	13,661	13,761
	12/22/06	01/01/17	5.79%	20,886	21,037
	02/08/07	03/01/17	6.00%	13,775	13,775
	06/05/07	06/08/17	6.11%	14,240	14,240
	10/15/07	11/08/17	6.63%	15,177	15,278
	11/18/11	11/01/18	4.50%	4,304	4,352
	12/06/11	12/06/19	6.00%	8,383	8,500
	10/28/11	11/01/21	6.00%	7,130	7,190
	04/05/12	05/01/22	6.10%	18,976	—
	06/21/12	07/06/22	5.05%	4,750	—
	12/15/10	12/10/26	6.63%	10,196	10,402
	05/16/12	12/31/26	4.30%	2,930	—
	05/30/12	05/10/27	6.50%	4,984	—
	06/27/12	07/01/29	5.10%	2,015	—
	03/16/05	04/01/30	6.33%	—	2,314

Contractual Fixed-Rate Mortgage Notes Payable:				$315,581	$286,193

Premiums and Discounts, net:				(812)	(843)

Total Fixed-Rate Mortgage Notes Payable:				$314,769	$285,350

Variable-Rate Line of Credit:	12/28/10	12/28/13	LIBOR +2.75%	$—	$18,700

Total Mortgage Notes Payable and Line of Credit				$314,769	$304,050

(1)	The weighted average interest rate on all debt outstanding at June 30, 2012 was approximately 5.72%.
(2)

This note has one annual extension option remaining, which gives us the ability to extend the term of the note until October 1, 2013. As long as we are in compliance with the covenants under this loan, which we are as of June 30, 2012, we will be able to extend the maturity date of the loan.

Mortgage Notes Payable

As of June 30, 2012, we had 25 fixed-rate mortgage notes payable, collateralized by a total of 66 properties. The parent company has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of June 30, 2012 was 5.72%.

We had $45.2 million of balloon principal payments maturing under one of our long-term mortgages in 2011; however, the mortgage has two annual extension options through 2013, and we exercised one of these options on September 30, 2011. In connection with the exercise of the option, the interest rate reset from 4.58% to 4.76% through September 30, 2012. At the time of notification of the extension, we remitted a fee of 0.25% of the outstanding principal balance, or approximately $0.1 million, which is recorded as a deferred financing cost in our condensed consolidated balance sheet. We also remitted a certification to the lender that our aggregate debt service coverage ratio is not less than 1.2; thus we were in compliance with all covenants under the mortgage loan. The interest rate for the one additional extension period will adjust based upon the one-year swap rate at the time of extension and a fixed spread of 4.41% and we would be required to remit another fee of 0.25% of the current outstanding principal balance.

On February 1, 2012, we repaid in full the mortgage on our property located in Canton, North Carolina in the amount of $2.3 million. We did not incur any prepayment penalties associated with the early repayment. The original maturity date of this mortgage was April 2030.

During the six months ended June 30, 2012, we issued five long-term mortgages, which are summarized below:

Date of Issuance	Issuing Bank	Borrowings	Interest Rate	Maturity Date
4/5/2012	KeyBank National Associatoin	$ 19,000	6.10%	5/1/2022
5/16/2012	City National Bank	2,940	4.30%	12/31/2026

5/30/2012	Modern Woodman of America	5,000	6.50%	5/10/2027

6/21/2012	Citigroup	4,750	5.05%	7/6/2022

6/27/2012	American Equity Investment Life Co.	2,000	5.10%	7/1/2029

The fair value of all fixed-rate mortgage notes payable outstanding as of June 30, 2012, was $326.5 million, as compared to the carrying value stated above of $314.8 million. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures”.

Scheduled principal payments of mortgage notes payable for the remainder of 2012 and each of the five succeeding fiscal years and thereafter are as follows:

Year	Scheduled principal payments
Six months ending December 31, 2012	$47,673	(1)
2013	13,632
2014	22,304
2015	56,174
2016	59,782
2017	62,763
Thereafter	53,253

	$315,581

(1)	The $45.2 million mortgage note issued in September 2008 was extended to September 30, 2012. We have an additional option to extend the maturity date until October 2013.

Line of Credit

In December 2010, we procured a $50.0 million Line of Credit (with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and an administrative agent and Branch Banking and Trust Company serving as an additional revolving lender and letter of credit issuer), which matures on December 28, 2013. The Line of Credit originally provided for a senior secured revolving credit facility of up to $50.0 million with a standby letter of credit sublimit of up to $20.0 million. On January 31, 2012, the Line of Credit was expanded to $75.0 million and Citizens Bank of Pennsylvania was added as a revolving lender and letter of credit issuer. Currently, seven of our properties are pledged as collateral under our Line of Credit. The interest rate per annum applicable to the Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of 0.25% per year. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards.

If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the Line of Credit and reduce the availability under the Line of Credit by the advanced amount of the released property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional availability under the Line of Credit. The availability under the Line of Credit is reduced by letters of credit used in the ordinary course of business. We may use the advances under the Line of Credit for both general corporate purposes and the acquisition of new investments.

At June 30, 2012, there was $0 outstanding under the Line of Credit and $6.1 million outstanding under letters of credit at a weighted average interest rate of 2.8%. At June 30, 2012, the maximum amount we may draw was $22.1 million. We were in compliance with all covenants under the Line of Credit as of June 30, 2012. The amount outstanding on the Line of Credit as of June 30, 2012 approximates fair value, because the debt is short-term.

6. Mandatorily Redeemable Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $36.7 million and were used to repay a portion of outstanding borrowings under our Line of Credit, for acquisitions of real estate and for working capital. The Term Preferred Stock is traded under the ticker symbol GOODN on the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security of ours. Generally, we may not redeem shares of the Term Preferred Stock prior to January 31, 2016, except in limited circumstances to preserve our status as a REIT. On or after January 31, 2016, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. We incurred $1.8 million in total offering costs related to these transactions, which have been recorded as deferred financing fees on the condensed consolidated balance sheet and will be amortized over the redemption period ending January 31, 2017.

The Term Preferred Stock is recorded as liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the statement of operations.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases as of June 30, 2012, are as follows:

			For the year ended December 31,
Location	Lease End Date	For the six months ending December 31, 2012	2013	2014	2015	2016	2017	Thereafter
Tulsa, OK	Apr-21	$76	$153	$153	$153	$153	$153	$534
Springfield, MA	Feb-30	43	86	86	86	86	89	1,154
Dartmouth, MA	May-36	87	174	174	174	174	174	3,646

8. Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2012:

	Preferred Stock	Senior Common Stock	Common Stock	Capital in Excess of Par Value	Notes Receivable from Employees	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity
Balance at December 31, 2011	$2	$—	$11	$211,553	$(422)	$(75,830)	$135,314

Issuance of senior common stock and common stock, net	—	—	—	461	—	—	461
Repayment of principal on employee notes receivable	—	—	—	—	6	—	6
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(10,298)	(10,298)
Net income	—	—	—	—	—	2,155	2,155

Balance at June 30, 2012	$2	$—	$11	$212,014	$(416)	$(83,973)	$127,638

Distributions

Our Board of Directors declared the following distributions per share for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Common Stock	$0.375	$0.375	$0.750	$0.750
Senior Common Stock	$0.2625	$0.2625	$0.5250	$0.5250
Series A Preferred Stock	$0.4843749	$0.4843749	$0.9687498	$0.9687498
Series B Preferred Stock	$0.46875	$0.46875	$0.9375	$0.9375
Series C Preferred Stock	$0.4453125	N/A	$0.7421875	N/A

Ongoing Activity

We have an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. As of June 30, 2012, we had sold 192,365 shares with net proceeds of $3.4 million, and have a remaining capacity to sell up to $21.6 million of common stock under the Open Market Sale Agreement with Jefferies. There were no sales under the Open Market Sale Agreement during the six months ended June 30, 2012.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our senior common stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares are intended to be offered pursuant to the primary offering and 500,000 shares are intended to be offered pursuant to our senior common distribution reinvestment plan (the “DRIP”). We, however, reserve the right to reallocate the number of shares being offered between the primary offering and the DRIP. To date we have sold 38,133 shares of senior common stock in this ongoing offering.

Notes to Employees

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options:

Date Issued	Number of Options Exercised	Strike Price of Options Exercised	Amount of Promissory Note Issued to Employees	Outstanding Balance of Employee Loans at June 30, 2012	Outstanding Balance of Employee Loans at December 31, 2011	Maturity Date of Note	Interest Rate on Note
Sep 2004	25	$15.00	$375	$5	$11	Sep 2013	5.00%
Apr 2006	12	16.10	193	4	4	Apr 2015	7.77%
May 2006	2	16.10	32	32	32	May 2016	7.87%
Nov 2006	25	15.00	375	375	375	Nov 2015	8.15%

	64		$975	$416	$422

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as full recourse loans to employees and are included in the equity section of the accompanying condensed consolidated balance sheets. As of June 30, 2012, each loan maintained its full recourse status.

9. Subsequent Events

On July 10, 2012, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
July 20, 2012	July 31, 2012	$0.125	$0.1614583	$0.15625	$0.1484375
August 22, 2012	August 31, 2012	$0.125	$0.1614583	$0.15625	$0.1484375
September 19, 2012	September 28, 2012	$0.125	$0.1614583	$0.15625	$0.1484375

Senior Common Stock Distributions
Payable to the Holders or Record During the Month of:	Payment Date	Distribution per Share
July	August 7, 2012	$0.0875
August	September 10, 2012	$0.0875
September	October 5, 2012	$0.0875

On July 24, 2012, through a wholly-owned subsidiary, we borrowed $9.8 million pursuant to a long-term note payable from American National Insurance Company, which is collateralized by a security interest in one of our properties. The note accrues interest at a rate of 5.6% per year and we may not repay this note during the first five years of the term; however, we may repay the note during the last five years of the term but we would be subject to a substantial prepayment penalty. The note has a maturity date of August 1, 2022. We intend to use the proceeds from the note for future acquisitions and working capital.

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

OVERVIEW

General

We are a real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 77 properties totaling 7.6 million square feet, which have a total gross and net carrying value, including intangible assets, of $549.2 million and $464.9 million, respectively. We do not currently have any mortgage loans receivable outstanding.

Business Environment

The United States continues to feel the lingering impact of the recession that began in late 2007; while the unemployment rate has decreased over the last several months, it still remains higher than pre-recessionary levels. In addition, housing starts remain low, there continues to be a large inventory of homes that need to be sold, and the economic situation in Europe continues to be unpredictable and will need to stabilize for the economy to fully recover. As a result, conditions within the U.S. capital markets generally, and the U.S. real estate capital markets particularly, continue to experience certain levels of dislocation and stress.

These economic conditions could materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease. For example, the tenant occupying our building located in Hazelwood, Missouri declared bankruptcy in October 2010. The tenant did not confirm our lease in its bankruptcy proceedings in March 2011, and the final rent payment was received in April 2011. We are currently working to re-tenant this property. In addition, our building located in Richmond, Virginia remains vacant. The leases on these two vacant buildings comprised 2.0% of our annualized rental income as of June 30, 2012 and the annual carrying costs are $0.2 million. We are actively seeking new tenants for these properties. All of our remaining properties are occupied and the tenants are paying in accordance with their leases.

Moreover, our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our line of credit, or the Line of Credit. The market for long-term mortgages has been limited for some time; however, we have recently seen mid-to-long-term (5 to 10 year) mortgages become more obtainable. The collateralized mortgage backed securities, or CMBS, market has made a comeback in recent months, but it is more conservative and restrictive than it was prior to the recession and the pricing in the market remains somewhat volatile. Consequently, we continue to look primarily to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the CMBS market to issue mortgages to finance our real estate activities.

Despite the challenges in the marketplace, we issued 2.2 million common shares during 2011 for gross proceeds of $39.4 million. In addition, in January 2012 we issued $38.5 million of 7.125% Series C Cumulative Term Preferred Stock, or Term Preferred Stock, which is mandatorily redeemable five years from issuance. We also assumed or issued $31.7 million and $33.7 million in mortgages from regional banks during 2011 and 2012, respectively, to finance some of our new properties.

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

Ottumwa, Iowa: On May 30, 2012, we acquired a 352,860 square foot bottling plant located in Ottumwa, Iowa for $7.1 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition through a combination of cash on hand and the issuance of $5.0 million of mortgage debt on the property. The American Bottling Company, the largest operating subsidiary of Dr Pepper Snapple Group, Inc., is the tenant in this building and has leased the property for 12 years and has 3 options to renew the lease for additional periods of 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.68 million.

New Albany, Ohio: On June 5, 2012, we acquired an 89,000 square foot office building located in New Albany, Ohio for $13.3 million, excluding related acquisition expenses of $0.2 million. We funded this acquisition with existing cash on hand. Commercial Vehicle Group, Inc., a global supplier of fully integrated interiors system solutions for the global commercial vehicle market, is the tenant in this building and has leased the property for 10.5 years and has 2 options to renew the lease for additional periods of 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.36 million.

Columbus, Georgia: On June 21, 2012, we acquired a 32,000 square foot office and classroom facility located in Columbus, Georgia for $7.3 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition through a combination of cash on hand and the issuance of $4.8 million of mortgage debt on the property. University of Phoenix, a private education provider, which has been in the education business for more than 35 years, is the tenant in this building and has leased the property for 11.5 years and has 2 options to renew the lease for additional periods of 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.66 million.

Columbus, Ohio: On June 28, 2012, we acquired a 31,293 square foot office building located in Columbus, Ohio for $4.0 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand. Nationwide Children’s Hospital, one of the largest children’s hospital systems in the United States, is the tenant in this building and has leased the property for 10 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.34 million.

Financing Activities

Line of Credit

Expansion: On January 31, 2012, we amended our Line of Credit to increase the current maximum availability of credit thereunder from $50.0 million to $75.0 million. The Line of Credit was arranged by Capital One, N.A. as administrative agent, and Branch Banking and Trust Company as an additional lender. Citizens Bank of Pennsylvania joined the Line of Credit as an additional lender. All other terms of the agreement remained the same.

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

City National Bank: On May 16, 2012, through a wholly-owned subsidiary, we borrowed $2.94 million pursuant to a long-term note payable from City National Bank, which is collateralized by a security interest in one of our properties. The note accrues interest at a rate of 4.3% per year for the first five years, and resets at five year intervals thereafter. We may repay this note after five years and would not be subject to any prepayment penalty. The note has a maturity date of December 31, 2026. We intend to use the proceeds from the note for future acquisitions and working capital.

Modern Woodmen of America: On May 30, 2012, through a wholly-owned subsidiary, we borrowed $5.0 million pursuant to a long-term note payable from Modern Woodmen of America, which is collateralized by a security interest in one of our properties. The note accrues interest at a rate of 6.5% per year and we may not repay this note prior to the last six months of the term, or we would be subject to a substantial prepayment penalty. The note has a maturity date of May 10, 2027. We intend to use the proceeds from the note for future acquisitions and working capital.

Citigroup: On June 21, 2012, through a wholly-owned subsidiary, we borrowed $4.75 million pursuant to a long-term note payable from Citigroup, which is collateralized by a security interest in one of our properties. The note accrues interest at a rate of 5.05% per year and we may not repay this note prior to the last two months of the term, or we would be subject to a substantial prepayment penalty. The note has a maturity date of July 6, 2022. We intend to use the proceeds from the note for future acquisitions and working capital.

American Equity Investment Life Insurance Company: On June 27, 2012, through a wholly-owned subsidiary, we borrowed $2.0 million pursuant to a long-term note payable from American Equity Investment Life Insurance Company, which is collateralized by a security interest in one of our properties. The note accrues interest at a rate of 5.1% per year and we may not repay this note prior to the last five years of the term, or we would be subject to a substantial prepayment penalty. The note has a maturity date of July 1, 2029. We intend to use the proceeds from the note for future acquisitions and working capital.

American National Insurance Company: On July 24, 2012, through a wholly-owned subsidiary, we borrowed $9.8 million pursuant to a long-term note payable from American National Insurance Company, which is collateralized by a security interest in one of our properties. The note accrues interest at a rate of 5.6% per year and we may not repay this note during the first five years of the term; however, we may repay the note during the last five years of the term but we would be subject to a substantial prepayment penalty. The note has a maturity date of August 1, 2022. We intend to use the proceeds from the note for future acquisitions and working capital.

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

Hialeah, Florida: On June 29, 2012, we extended the lease with the tenant occupying our property located in Hialeah, Florida. The lease covering this property was extended for an additional five-year period, through March 2027. The lease was originally set to expire in March 2022. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.1 million. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.3 million.

Equity Activities

The equity issuances summarized below were all issued under our effective shelf registration statement on file with the Securities and Exchange Commission, or SEC.

Preferred Equity: In February 2012, we completed a public offering of 1,540,000 shares of our Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $36.7 million and were used to repay a portion of outstanding borrowings under our Line of Credit, for acquistions of real estate and working capital. The shares are traded under the ticker symbol GOODN on the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security. Generally, we may not redeem shares of the Term Preferred Stock prior to January 31, 2016, except in limited circumstances to preserve our status as a REIT. On or after January 31, 2016, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and therefore we recorded the Term Preferred Stock as a liability and the related dividend payments as a component of interest expense in the statement of operations.

Senior Common Equity: During 2011 and 2012, we have issued 38,133 shares of our senior common stock at $15.00 per share in an ongoing best-efforts public offering. The net proceeds, after deducting the underwriting discount and commission were $0.5 million. We can issue up to 3,000,000 shares of senior common stock and the offering will continue until the earlier of March 28, 2013 or the date on which 3,000,000 shares of senior common stock are sold. We have used the proceeds of the offering for general corporate purposes.

Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. The table below reflects the breakdown of our total rental income by tenant industry classification for the six months ended June 30, 2012 and 2011, respectively:

	For the six months ended June 30, 2012		For the six months ended June 30, 2011
	(Dollars in Thousands)		(Dollars in Thousands)
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$3,636	14.8%	$2,768	13.1%
Electronics	3,091	12.7	3,083	14.6
Healthcare	2,496	10.3	1,995	9.3
Diversified/Conglomerate Manufacturing	1,832	7.5	1,832	8.6
Chemicals, Plastics & Rubber	1,576	6.5	1,569	7.3
Beverage, Food & Tobacco	1,279	5.3	1,094	5.2
Personal & Non-Durable Consumer Products	1,217	5.0	1,116	5.3
Containers, Packaging & Glass	1,171	4.8	1,166	5.5
Machinery	1,130	4.6	1,126	5.3
Buildings and Real Estate	1,068	4.4	1,052	5.0
Printing & Publishing	947	3.9	1,033	4.9
Education	915	3.8	888	4.2
Personal, Food & Miscellaneous Services	907	3.7	288	1.4
Automobile	682	2.8	583	2.8
Oil & Gas	635	2.6	635	3.0
Diversified/Conglomerate Services	622	2.6	379	1.8
Banking	575	2.4	—	0.0
Childcare	292	1.2	292	1.4
Home & Office Furnishings	265	1.1	265	1.3

	$24,336	100.0%	$21,164	100.0%

The table below reflects the breakdown of our total rental income for our five largest tenants for the six months ended June 30, 2012 and 2011, respectively:

Location	Rental Revenue for the six months ended June 30, 2012 (Dollars in Thousands)	% of Base Rent
Roseville, MN	$1,636	6.7%
Duncan, SC	960	3.9%
Concord Township, OH	862	3.5%
Multiple Locations, GA	824	3.4%
Tulsa, OK	783	3.2%
All Other Tenants	19,271	79.3%

Total	$24,336	100%

The table below reflects the breakdown of our total rental income by state for the six months ended June 30, 2012 and 2011, respectively:

State	Number of Leases	Rental Revenue for the six months ended June 30, 2012 (Dollars in Thousands)	% of Base Rent
Ohio	14	$3,981	16.4%
Minnesota	3	2,660	10.9%
North Carolina	7	2,390	9.8%
Pennsylvania	5	1,719	7.1%
Massachusetts	4	1,345	5.5%
All Other States	29	12,241	50.3%

Total	62	$24,336	100%

Our Adviser and Administrator

Our Adviser is led by a management team which has extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our co-vice chairman, chief operating officer, secretary and director, is a member of the Board of Directors of our Adviser as well as its vice chairman and chief operating officer. George Stelljes III, our co-vice chairman, chief investment officer and director, is a member of the Board of Directors of our Adviser and its president and chief investment officer. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer and treasurer, chief compliance officer, internal counsel, investor relations department and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a private agricultural real estate company. With the exception of Danielle Jones, our chief financial officer and treasurer, and Robert Cutlip, our president, all of our executive officers serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In the future, our Adviser may provide investment advisory services to other funds, both public and private, of which it is the sponsor.

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

During the six months ended June 30, 2012 and 2011, none of these third party expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties that we acquire, the aggregate amount of mortgage loans that we make and the extent to which we are able to pass on such fees to our tenants and borrowers pursuant to the terms of the agreements. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our Line of Credit agreement which limits distributions to our stockholders to 95% of FFO with acquisition-related costs that are required to be expensed under Accounting Standards Codification, or ASC, 805, Business Combinations added back to FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the three and six months ended June 30, 2012 and 2011, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

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

Allocation of Purchase Price

When we acquire real estate, we allocate the purchase price to (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations, based in each case on their fair values. All expenses related to the acquisition are expensed as incurred, rather than capitalized into the cost of the acquisition as had been required by the previous accounting.

Management's estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which primarily range from 9 to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Management also considers the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and management’s expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. A change in any of the assumptions above, which are very subjective, could have a material impact on our results of operations.

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

Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview-Business Environment,” we evaluated our entire portfolio as of June 30, 2012 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. As a result of this analysis, we concluded that none of our properties were impaired and we will continue to monitor our portfolio for any indicators that may change our conclusion.

Results of Operations

The weighted-average yield on our total portfolio, taking into account vacant properties, was 9.2% as of June 30, 2012. If all properties in the portfolio were fully occupied, the weighted-average yield would have been 9.4%, assuming returns on our vacant buildings remained consistent, as of June 30, 2012. The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2012 and 2011 is below:

	For the three months ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in Thousands)
Operating revenues
Rental income	$12,323	$10,729	$1,594	15%
Tenant recovery revenue	87	87	—	0%

Total operating revenues	12,410	10,816	1,594	15%

Operating expenses
Depreciation and amortization	3,992	3,475	517	15%
Property operating expenses	353	202	151	75%
Due diligence expense	528	131	397	303%
Base management fee	372	435	(63)	-14%
Incentive fee	787	840	(53)	-6%
Administration fee	265	260	5	2%
General and administrative	404	357	47	13%

Total operating expenses before credit from Adviser	6,701	5,700	1,001	18%

Credit to incentive fee	(674)	(445)	(229)	51%

Total operating expenses	6,027	5,255	772	15%

Other income (expense)
Interest income—employee loans	8	9	(1)	-11%
Other income	34	1	33	NM
Interest expense	(4,885)	(4,201)	684	16%
Distributions attributable to mandatorily redeemable preferred stock	(686)	0	686	NM

Total other expense	(5,529)	(4,191)	(1,338)	32%

Net income	854	1,370	(516)	-38%

Distributions attributable to preferred stock	(1,024)	(1,024)	—	0%
Distributions attributable to senior common stock	(22)	(15)	(7)	47%

Net income available to common stockholders	$(192)	$331	$(523)	-158%

Net income available to common stockholders per weighted average share of common stock—diluted	$(0.02)	$0.04	$(0.06)	-158%

FFO available to common stockholders	$3,800	$3,806	$(6)	0%

Diluted FFO per weighted average share of common stock	$0.35	$0.39	$(0.04)	-11%

NM = Not meaningful

	For the six months ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in Thousands)
Operating revenues
Rental income	$24,336	$21,164	$3,172	15%
Tenant recovery revenue	171	170	1	1%

Total operating revenues	24,507	21,334	3,173	15%

Operating expenses
Depreciation and amortization	7,896	6,845	1,051	15%
Property operating expenses	686	499	187	37%
Due diligence expense	688	(8)	696	NM
Base management fee	765	787	(22)	-3%
Incentive fee	1,686	1,672	14	1%
Administration fee	575	516	59	11%
General and administrative	787	812	(25)	-3%

Total operating expenses before credit from Adviser	13,083	11,123	1,960	18%

Credit to incentive fee	(1,259)	(931)	328	35%

Total operating expenses	11,824	10,192	1,632	16%

Other income (expense)
Interest income—employee loans	17	19	(2)	-11%
Other income	56	45	11	24%
Interest expense	(9,458)	(8,356)	1,102	13%
Distributions attributable to mandatorily redeemable preferred stock	(1,143)	0	1,143	NM

Total other expense	(10,528)	(8,292)	(2,236)	27%

Net income	2,155	2,850	(695)	-24%

Distributions attributable to preferred stock	(2,047)	(2,047)	—	0%
Distributions attributable to senior common stock	(41)	(31)	10	32%

Net income available to common stockholders	$67	$772	$(705)	-91%

Net income available to common stockholders per weighted average share of common stock—diluted	0.01	$0.08	$(0.07)	-92%

FFO available to common stockholders	$7,963	$7,617	$346	5%

Diluted FFO per weighted average share of common stock	$0.73	$0.80	$(0.07)	-8%

NM = Not meaningful

Operating Revenues

Rental income increased for both the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, because of the 10 properties acquired subsequent to June 30, 2011.

Tenant recovery revenue remained relatively flat for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011. There was an increase in insurance premiums from 2011, resulting in increased reimbursements from our tenants; however, this was partially offset by a decrease in franchise taxes owed in certain states that are reimbursable by our tenants.

Operating Expenses

Depreciation and amortization expenses increased for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, because of the 10 properties acquired subsequent to June 30, 2011.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased for both the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, primarily because of ground lease payments we are responsible for paying at two of our properties acquired subsequent to June 30, 2011.

Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Due diligence expense increased for both the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, as a result of costs incurred related to the five properties acquired during the six months ended June 30, 2012 coupled with costs incurred for other potential acquisitions, partially offset by an out of period adjustment of $250,000 recorded during the six months ended June 30, 2011, related to the acquisition of the property in Orange City, Iowa in December 2010. See Note 1 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for further information regarding the out of period adjustment.

The base management fee decreased for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, due to a decrease in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”

The incentive fee decreased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, because of a decrease in pre-incentive fee FFO due to an increase in property operating, due diligence and interest expense, partially offset by an increase in rental revenues during the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011. The incentive fee increased slightly for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, because of an increase in pre-incentive fee FFO due to an increase in rental revenues from the 10 acquisitions made over the past twelve months, partially offset by an increase in property operating, due diligence and interest expense during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

The incentive fee credit increased for both the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, because of the increase in the amount of common stock dividends paid during the six months ended June 30, 2012, which resulted in a larger portion of the incentive fee required to be credited. The calculation of the incentive fee is described in the detail above under “Advisory and Administration Agreements.”

The administration fee increased for both the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, primarily as a result of an increase in the amount of the total expenses our Administrator incurred during the periods, coupled with an increase in our allocable portion of the total expenses. The calculation of the administration fee is described in detail above under “Advisory and Administration Agreements.”

General and administrative expenses increased for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to timing of expenses related to our annual report and proxy. General and administrative expenses decreased for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to a decrease in tax preparation fees during the six months ended June 30, 2012.

Other Income and Expense

Interest income on employee loans decreased during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011. This decrease was a result of principal repayments made by employees of our Adviser over the past 12 months.

Other income increased during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, because of an easement payment received in 2012 related to our property located in Sterling Heights, Michigan.

Interest expense increased for the both the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011. This increase was primarily a result of interest on the $53.5 million of mortgage debt assumed and issued during the last 12 months, partially offset by reduced interest expense on our long-term financings from amortizing principal payments made during the last 12 months.

Net (Loss) Income Available to Common Stockholders

Net (loss) income available to common stockholders decreased for both the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, primarily because of increased interest expense and increased distributions to our preferred stockholders from the issuance of our Term Preferred Stock, partially offset by an increase in rental income earned from the 10 properties acquired subsequent to June 30, 2011.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at June 30, 2012, was $26.4 million, including $4.3 million in cash and cash equivalents and an available borrowing capacity of $22.1 million under our Line of Credit.

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

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and fund our current operating costs in the near term. We further believe that our cash flow from operations coupled with the financing capital available to us in the future are sufficient to fund our long-term liquidity needs. Additionally, to satisfy either our short-term or long-term obligations, or both, we may require credits to our management fees that are issued from our Adviser, although our Adviser is under no obligation to provide any such credits, either in whole or in part.

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

Currently, we have the ability to raise up to $218.1 million of additional equity capital through the sale of securities that are registered under our universal shelf registration statement on Form S-3, or the Universal Shelf, in one or more future public offerings. Of the $218.1 million of available capacity under our Universal Shelf, $21.6 million of common stock is reserved for additional sales under our Open Market Sale Agreement and $51.9 million is reserved for sales of our senior common stock.

Debt Capital

As of June 30, 2012, we had 25 fixed-rate mortgage notes payable in the aggregate principal amount of $314.8 million, collateralized by a total of 66 properties with terms at issuance ranging from 2 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2012 was 5.72%.

Generally, banks are recommencing their lending practices and the CMBS market is slowly returning, see the discussion in “Overview – Business Environment” above. Specifically, we are seeing banks and other non-bank lenders that are willing to issue medium to long-term mortgages, between 5 and 10 years, albeit on less favorable terms than were previously available. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and CMBS.

We have mortgage debt in the aggregate principal amount of $2.4 million payable during the remainder of 2012 and $58.9 million payable during 2013. The 2012 principal amount payable does not include $45.2 million of balloon principal payments maturing on one of our long-term mortgages in 2012; however, this mortgage has one remaining annual extension option through 2013, and we intend to either exercise this option in 2012 or refinance the pool for a longer term. As long as we are in compliance with certain covenants under the mortgage loan, we will be able to exercise the renewal option and will be required to pay a fee of 0.25% of the current outstanding principal balance, or approximately $0.1 million. The mortgage payments due in 2012 are solely comprised of debt amortization payments. We have no balloon principal payments due under any of our other mortgage loans until 2013 and these are not due until the fourth quarter of 2013; however, we are initiating conversations with lenders in advance of these maturities and anticipate being able to extend the maturity dates or refinance with new lenders. We intend to pay the 2012 debt amortization payments from operating cash flow and borrowings under our Line of Credit.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2012, was $10.8 million, as compared to net cash provided by operating activities of $9.6 million for the six months ended June 30, 2011. This increase was primarily a result of rental income received from the 10 properties acquired subsequent to June 30, 2011, partially offset by $1.1 million of leasing commissions paid for renewing existing leases. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2012, was $46.3 million, which primarily consisted of the acquisition of five properties during the six months ended June 30, 2012, coupled with tenant improvements performed at certain of our properties and net payments to our lenders for reserves, as compared to net cash used in investing activities during the six months ended June 30, 2011, of $16.4 million, which primarily consisted of the acquisition of two properties, coupled with tenant improvements performed at certain of our properties and net payments to our lenders for reserves.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2012, was $36.5 million, which primarily consisted of proceeds from the sale of our Term Preferred Stock and proceeds from the issuance of mortgage notes payable, partially offset by distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments on our Line of Credit. Net cash provided by financing activities for the six months ended June 30, 2011, was $2.1 million, which primarily consisted of proceeds from the sale of common stock, partially offset by distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments on our Line of Credit.

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

When we are able to procure mortgages for these pledged properties, the banks will release the properties from the Line of Credit and reduce the availability under the Line of Credit by the advanced amount of the released property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional advances under the Line of Credit. Our availability under the Line of Credit will also be reduced by letters of credit used in the ordinary course of business. We may use the advances under the Line of Credit for both general corporate purposes and the acquisition of new investments.

At June 30, 2012, there was $0 outstanding under the Line of Credit and $6.1 million outstanding under letters of credit at a weighted average interest rate of 2.8%. At June 30, 2012, the remaining borrowing capacity available under the Line of Credit was $22.1 million. Our ability to increase the availability under our Line of Credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the Line of Credit as we arrange for long-term mortgages for these pledged properties. Currently, only 9 of our properties do not have long-term mortgages, and 7 of those are pledged as collateral under our Line of Credit. Accordingly, we have only 2 properties which are unencumbered. We were in compliance with all covenants under the Line of Credit as of June 30, 2012.

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2012:

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years
Debt Obligations (1)	$354,077	$5,006	$81,137	(4)	$199,652	$68,286
Interest on Debt Obligations (2)	90,984	19,380	34,671		22,339	14,594
Operating Lease Obligations (3)	7,608	413	825		825	5,545

Total	$452,669	$24,799	$116,633		$222,816	$88,425

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $0 of the debt obligation due in 2013, mortgage notes payable that were outstanding as of June 30, 2012 and amounts due under our Term Preferred Stock.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit, mortgage notes payable and interest due under our Term Preferred Stock. The balance and interest rate on our Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of June 30, 2012.

(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, and Springfield, Missouri properties.

(4)	The $45.2 million mortgage note issued in September 2008 was extended to September 30, 2012. We have an additional option to extend the maturity date until October 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012.

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

The following table provides a reconciliation of our FFO for the three and six months ended June 30, 2012 and 2011, to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average share of common stock and basic and diluted net income per weighted average share of common stock:

	For the three months ended June 30,
	2012	2011
	(Dollars in Thousands, Except Per Share Data)
Net income	$854	$1,370
Less: Distributions attributable to preferred and senior common stock	(1,046)	(1,039)

Net (loss) income available to common stockholders	(192)	331
Add: Real estate depreciation and amortization	3,992	3,475

FFO available to common stockholders	$3,800	$3,806
Weighted average shares outstanding—basic	10,945	9,782
Weighted average shares outstanding—diluted	10,945	9,834
Basic & diluted net (loss) income per weighted average share of common stock	$(0.02)	$0.04

Basic FFO per weighted average share of common stock	$0.35	$0.39

Diluted FFO per weighted average share of common stock	$0.35	$0.39

Distributions declared per share of common stock	$0.375	$0.375

	For the six months ended June 30,
	2012	2011
	(Dollars in Thousands, Except Per Share Data)
Net income	$2,155	$2,850
Less: Distributions attributable to preferred and senior common stock	(2,088)	(2,078)

Net income available to common stockholders	67	772
Add: Real estate depreciation and amortization	7,896	6,845

FFO available to common stockholders	$7,963	$7,617
Weighted average shares outstanding—basic	10,945	9,522
Weighted average shares outstanding—diluted	11,011	9,573
Basic & diluted net (loss) income per weighted average share of common stock	$0.01	$0.08

Basic FFO per weighted average share of common stock	$0.73	$0.80

Diluted FFO per weighted average share of common stock	$0.73	$0.80

Distributions declared per share of common stock	$0.750	$0.750

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. 4 of our 62 leases contain escalations based on market indices, and the interest rate on our existing Line of Credit is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. We have not entered into any derivative contracts to attempt to further manage our exposure to interest rate fluctuations.

To illustrate the potential impact of changes in interest rates on our net income for the three and six months ended June 30, 2012, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

We analyzed the impact of a 1%, 2% and 3% increase in the one month LIBOR for the three and six months ended June 30, 2012. Due to the fact that our Line of Credit balance was $0 as of June 30, 2012, there was no impact to interest expense from the stress testing. In addition, there was no impact on rental income because a hypothetical 3% increase in LIBOR is below the interest rate floor present in our LIBOR lease, thus there was no impact from the stress testing. As of June 30, 2012, our effective average LIBOR was 0.25%; thus, a 1%, 2% or 3% decrease could not occur.

As of June 30, 2012, the fair value of our fixed rate mortgage debt outstanding was $326.5 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at June 30, 2012, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $11.0 million and $12.5 million, respectively.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, our management, including our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 1A. Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed by us with the Securities and Exchange Commission on February 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.2.1	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, (File No. 001-33097) filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of Gladstone Commercial Corporation, incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-A12B (File No. 001-33097), filed January 31, 2012.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

***	The following financial information of the Registrant is included for the three months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Gladstone Commercial Corporation

Date: July 31, 2012	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer and Treasurer

Date: July 31, 2012	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors