Form 10-K
period 2012-12-31
GLADSTONE COMMERCIAL CORP
filed 2013-02-19
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)
Common Stock, par value $0.001 per share	NASDAQ Global Select Market
7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market
7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market
7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2012, based on the closing price on that date of $16.66 on the NASDAQ Global Select Market, was $173,739,693. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been deemed to be affiliates.

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of February 19, 2013 was 11,226,502.

Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2012

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K, or Form 10-K, and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations, or FFO, our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and financing strategy;

•	our ability to implement our business plan;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends;

•	interest and insurance rates;

•	estimates of our future operating expenses, including payments to our Adviser (as defined herein) under the terms of our Advisory Agreement (as defined herein);

•	projected capital expenditures; and

•	use of the proceeds of our Line of Credit (as defined herein), mortgage notes payable, future stock offerings and other future capital resources, if any.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	failure to qualify as a real estate investment trust, or REIT, and risks of changes in laws that affect REITs;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	the adequacy of our cash reserves and working capital;

•	our failure to successfully integrate and operate acquired properties and operations;

•	defaults upon or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the degree and nature of our competition, including with other real estate investment companies;

•

availability, terms and deployment of capital, including the ability to maintain and borrow under our Line of Credit, arrange for long-term mortgages on our properties, secure one or more additional long-term lines of credit and raise equity capital;

•	our Adviser’s ability to identify, hire and retain highly-qualified personnel in the future;

•	changes in our industry or the general economy;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in governmental regulations, tax rates and similar matters;

•	environmental uncertainties and risks related to natural disasters; and

•

the loss of any of our key officers, such as Mr. David Gladstone, our Chairman and Chief Executive Officer, Mr. Terry Lee Brubaker, our Vice Chairman and Chief Operating Officer, or Mr. Robert Cutlip, our President.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption “Item 1A. Risk Factors.” New factors may also emerge from time to time that could materially and adversely affect us.

Item 1. Business.

Overview

Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company,”) is a REIT that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built-in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. As of February 19, 2013, we owned a total of 80 properties.

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

Our Operating Partnership is also the sole member of Gladstone Commercial Lending, LLC, which we refer to as Gladstone Commercial Lending. Gladstone Commercial Lending is a Delaware limited liability company that was formed to hold any real estate mortgage loans.

Our business is managed by our external adviser, Gladstone Management Corporation, or our Adviser.

Our Investment Objectives and Our Strategy

Our principal investment objectives are to generate income from rental properties and, to a much lesser extent, mortgage loans, which we use to fund our continuing operations and to pay out monthly cash distributions to our stockholders. We intend to grow the distribution to stockholders over time, and to increase the value of our common stock. Our primary strategy to achieve our investment objectives is to invest in and own a diversified portfolio of leased industrial, commercial and retail real estate that we believe will produce stable cash flow and increase in value. We may sell some of our real estate assets from time to time when our Adviser determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing commercial or industrial real estate, which loans may have some form of equity participation. We currently have no investments in mortgage loans.

We use leverage to make more investments than would otherwise be possible in order to maximize potential returns to stockholders. We are not limited with respect to the amount of leverage that we may use for the acquisition of any specific property, although we have certain portfolio-level leverage covenants we must comply with under the terms of our revolving line of credit, or the Line of Credit. We intend to use non-recourse mortgage financing that will allow us to limit our loss exposure on any property to the amount of equity invested in such property. The market for long-term mortgages has been limited for some time; however, we have recently seen mid-to-long-term (5 to 10 year) mortgages become much more obtainable. The collateralized mortgage backed securities, or CMBS, market has made a comeback in the past year, but it is more conservative and restrictive than it was prior to the recession that began in late 2007. Consequently, we continue to look to regional banks, insurance companies and other non-bank lenders, in addition to the CMBS market to issue mortgages to finance our real estate activities.

In addition to leverage, we were active in the equity markets during 2012 and we issued 138,205 common shares for gross proceeds of $2.5 million through our At the Market, or ATM, program and 115,405 senior common shares for gross proceeds of $1.7 million. In addition, in January 2012 we issued $38.5 million of 7.125% Series C Cumulative Term Preferred Stock, or Term Preferred Stock, which is mandatorily redeemable five years from issuance. We also assumed or issued $124.4 million in mortgages during 2012 to finance our new and existing properties.

Investment Policies

Types of Investments

Overview

We intend that substantially all of our investments will be generated from the ownership of income-producing real property or, to a much lesser extent, mortgage loans secured by real property. We expect that the vast majority of our investments will be structured as net leases, but if a net lease would have an adverse impact on a potential tenant, or would otherwise be inappropriate for us, we may structure our investment as either a gross lease or a mortgage loan. Investments are not restricted to geographical areas, but we expect that most of our investments in real estate will be made within the continental United States. Some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio. Our stockholders are not afforded the opportunity to evaluate the economic merits of our investments or the terms of any dispositions of properties and instead rely on the advice of our Adviser. See “Risk Factors—Our success depends on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.”

We anticipate that we will make substantially all of our investments through our Operating Partnership and Gladstone Commercial Lending. Our Operating Partnership and Gladstone Commercial Lending may acquire interests in real property or mortgage loans in exchange for the issuance of limited partnership units, for cash or through a combination of both. Units issued by our Operating Partnership generally will be redeemable for cash or, at our election, shares of our common stock on a one-for-one basis. However, we may in the future also conduct some of our business and hold some of our interests in real properties or mortgage loans through one or more wholly-owned subsidiaries that are not owned, directly or indirectly, through our Operating Partnership or Gladstone Commercial Lending. We have not issued any limited partnership units to date.

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

Our portfolio consists primarily of single-tenant commercial and industrial real property; however, we also own and consider for ownership multi-tenant commercial and industrial properties, as well as retail and medical properties. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. In most cases, our leases will be “triple net leases” that require the tenant to pay all the operating costs, costs of maintenance, insurance and real estate taxes on the property. We seek to obtain lease terms of approximately 10 to 15 years with built-in rental increases.

Investments in Mortgage Loans

Although we expect to make investments in mortgage loans sparingly, we may elect to structure our investment in a particular property as a mortgage loan secured by the property in situations where a standard net lease transaction would have an adverse tax impact on the seller of a property or would otherwise be inappropriate for us. We anticipate that most of our lending transactions will be loans secured by industrial or commercial property. Our Adviser will attempt to structure mortgage loans in a manner that would provide us with current income substantially similar to that which we could expect to receive had the investment been structured as a net lease transaction.

To the extent that we invest in mortgage loans, we will generally originate those loans. However, we may also purchase mortgage loans from banks, CMBS pools or other lenders if such transactions are consistent with our investment objectives. Our Adviser will service the mortgage loans in our portfolio by monitoring the collection of monthly principal and interest payments on our behalf. There were no mortgage loans outstanding as of December 31, 2012.

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the most important aspects of making an investment. Evaluating the creditworthiness of the tenant or borrower and its ability to generate sufficient cash flow to make payments to us pursuant to the lease or the mortgage loan is the most important aspect of our underwriting procedures. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•

Credit Evaluation. Our Adviser evaluates each potential tenant for its creditworthiness, considering factors such as the rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. Currently, 66.0% of our tenants are rated by a national credit rating agency. A prospective tenant that is deemed creditworthy does not necessarily mean that we will consider the tenant’s property to be “investment grade.” Our Adviser seeks tenants that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and financing these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant is normally a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

•

Leases with Increasing Rent. Our Adviser seeks to include a clause in each lease that provides for annual rent escalations over the term of the lease. These increases will generally be fixed; however certain of our leases are tied to increases in indices, such as the consumer price index.

•

Diversification. Our Adviser attempts to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. Please see Item 2 of this Form 10-K for a summary of our portfolio by industry and geographic location.

•

Property Valuation. The business prospects and the financial strength of the tenant are important aspects of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require quarterly unaudited and annual audited financial statements of the tenant in order to continuously monitor the financial performance of the tenant. Our Adviser evaluates the financial capability of the tenant and its ability to perform per the terms of the lease, including obtaining certificates of insurance and verifying payment of real estate taxes on an annual basis. Our Adviser may also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. Our Adviser then computes the value of the property based on historical and projected operating results. In addition, each property that we propose to purchase is appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction and the conditions of the credit markets at the time the purchase is negotiated. We generally limit our property acquisition cost to less than 10% of our consolidated total assets.

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

Underwriting of the Real Estate and Due Diligence Process

In addition to underwriting the tenant or borrower, our Adviser also underwrites the real estate to be acquired or secured by one of our mortgages. On our behalf, our Adviser performs a due diligence review with respect to each property, such as evaluating the physical condition of a property, zoning and site requirements to ensure the property is in compliance with all zoning regulations as well as an environmental site assessment, in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition, although there can be no assurance that hazardous substances or wastes (as defined by present or future federal or state laws or regulations) will not be discovered on the property after we acquire it. We could incur significant costs related to government regulation and private litigation over environmental matters. See “Risk Factors—We could be exposed to liability and remedial costs related to environmental matters.”

Our Adviser also reviews the structural soundness of the improvements on the property and may engage a structural engineer to review all aspects of the structures in order to determine the longevity of each building on the property. This review normally also includes the components of each building, such as the roof, the structure and configuration, the electrical wiring, the heating and air-conditioning system, the plumbing, parking lot and various other aspects such as compliance with state and federal building codes.

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

•	An assessment of the relative flexibility of the building configuration and its ability to be re-leased to other users.

•	The comparable real estate rental rates for similar properties in the same area of the prospective property.

•	Alternative property uses that may offer higher value.

•	The cost of replacing the property if it were to be sold.

•	The assessed value as determined by the local real estate taxing authority.

In addition, our Adviser supplements its valuation with a real estate appraisal in connection with each investment that we consider. When appropriate, our Adviser may engage experts to undertake some or all of the due diligence efforts described above.

Use of Leverage

Non-recourse Financing

We use long-term mortgage borrowings as a financing mechanism in amounts that we believe will maximize the return to our stockholders. Currently, the majority of our long-term mortgage borrowings are structured as non-recourse to us, and we intend to structure any medium-term mortgages in the same manner, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for satisfaction of the debt. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and there may be circumstances where lenders have recourse to our other assets. There is no limitation on the amount we may borrow against any single investment property.

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

Recourse Financing

To a much lesser extent, we use recourse financing. Of the $359.2 million in long-term mortgages outstanding, only $2.0 million is recourse to the Company. In addition, borrowings under our $75.0 million Line of Credit, which is secured by those properties pledged to the borrowing base under the Line of Credit, is considered recourse financing, which means that our Line of Credit lenders have a claim against our pledged assets. We intend to use our existing Line of Credit as a warehouse line of credit whereby we borrow on a short-term basis until long-term financing can be arranged.

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

Under our current conflict of interest policy, without the approval of a majority of our independent directors, we will not:

•

acquire from or sell to any of our officers, directors or our Adviser’s employees, or any entity in which any of our officers, directors or Adviser’s employees has an interest of more than 5%, any assets or other property;

•	borrow from any of our directors, officers or our Adviser’s employees, or any entity, in which any of our officers, directors or our Adviser’s employees has an interest of more than 5% or;

•

engage in any other transaction with any of our directors, officers or our Adviser’s employees, or any entity in which any of our directors, officers or our Adviser’s employees has an interest of more than 5% (except that our Adviser may lease office space in a building that we own, provided that the rental rate under the lease is determined by our independent directors to be at a fair market rate).

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

Code of Ethics

The Company and its affiliates, Gladstone Capital Corporation, Gladstone Investment Corporation, Gladstone Land Corporation, Gladstone Management Corporation, Gladstone Administration, LLC, and Gladstone Securities, LLC have adopted a code of ethics and business conduct applicable to all personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933. This code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, at our website at www.GladstoneCommercial.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Our Adviser and Administrator

Our business is managed by Gladstone Management Corporation, or our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We have entered into an Investment Advisory Agreement with our Adviser, or the Advisory Agreement, under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. Gladstone Administrations, LLC, or our Administrator, employs our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs.

David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser. Terry Lee Brubaker, our vice chairman and chief operating officer and a member of our Board of Directors, also serves in the same capacities for our Adviser.

Our Adviser maintains an investment committee that approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone and Brubaker. We believe that the review process of our Adviser’s investment committee gives us a unique competitive advantage over other REITs because of the substantial experience that the members possess and their unique perspective in evaluating the blend of corporate credit, real estate and lease terms that collectively provide an acceptable risk for our investments.

Our Adviser’s board of directors has empowered its investment committee to authorize and approve our investments, subject to the terms of the Advisory Agreement. Before we acquire any property, the transaction is reviewed by our Adviser’s investment committee to ensure that, in its view, the proposed transaction satisfies our investment criteria and is within our investment policies. Approval by our Adviser’s investment committee is generally the final step in the property acquisition approval process, although the separate approval of our Board of Directors is required in certain circumstances described below. For further detail on this process, please see “Investment Policies and Policies with Respect to Certain Activities—Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions.”

Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and also has offices in several other states.

Investment Advisory and Administration Agreements

Many of the services performed by our Adviser and Administrator in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions which our Adviser and Administrator perform for us pursuant to the terms of the Advisory and Administration Agreements, respectively.

Investment Advisory Agreement

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest on short-term debt and mortgages, tax preparation, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers).

Management Services and Fees under the Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on FFO. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs. Furthermore, there are no fees charged when our Adviser secures long or short-term credit or arranges mortgage loans on our properties; however, our Adviser may earn fee income from our borrowers, tenants or other sources. This fee income earned by our Adviser, or a portion thereof, may, at the sole discretion of the Board of Directors, be credited against our base management fee as a rebate to the base management fee.

For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock and senior common stock, but FFO does not include any unrealized capital gains or losses. The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeds 1.75%, or the hurdle rate, of total stockholders’ equity, less the recorded value of any preferred stock. We pay our Adviser an incentive fee with respect to our pre-incentive fee FFO quarterly as follows:

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to incentive fee

The incentive fee may be reduced because of our Line of Credit covenant which limits distributions to our stockholders to 95% of FFO with acquisition-related costs that are required to be expensed under Accounting Standards Codification, or ASC 805, Business Combinations, added back to FFO.

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.

Adviser Duties and Authority under the Advisory Agreement

Under the terms of the Advisory Agreement, our Adviser is required to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors. In performing its duties, our Adviser, either directly or indirectly by engaging an affiliate:

•

finds, evaluates and enters into contracts to purchase real estate and make mortgage loans on our behalf in compliance with our investment procedures, objectives and policies, subject to approval of our Board of Directors, where required;

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

Our Board of Directors has authorized our Adviser to make investments in any property on our behalf without the prior approval of our Board of Directors if the following conditions are satisfied:

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

The actual terms and conditions of transactions involving investments in properties and mortgage loans are determined at the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. Some types of transactions, however, require the prior approval of our Board of Directors, including a majority of our independent directors, including the following:

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

Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser to Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly traded business development companies affiliated with us, and Gladstone Land Corporation, a publicly traded agricultural real estate company. However, under the Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us. Either we or our Adviser may assign or transfer the Advisory Agreement to a successor entity.

Dealer Manager Agreement

In connection with the offering of our senior common stock, or Senior Common Stock, we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities, LLC, or the Dealer Manager, pursuant to which the Dealer Manager agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager is an affiliate of ours, as its parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. In addition, we have agreed to indemnify the Dealer Manager against various liabilities, including certain liabilities arising under the federal securities laws. We made payments of approximately $173,000 and $5,000 of payments during the years ended December 31, 2012 and 2011, respectively, to the Dealer Manager pursuant to the Dealer Manager Agreement. The offering of our senior common stock terminates on March 28, 2013; however, we may extend the term of this program.

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantial time on our matters during calendar year 2013. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2012, our Adviser and Administrator collectively had 56 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
10	Executive Management
34	Investment Management, Portfolio Management and Due Diligence
12	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

Competition

We compete with a number of other real estate companies and traditional mortgage lenders, many of whom have greater marketing and financial resources than we do. Principal factors of competition in our primary business of investing in and owning leased industrial, commercial and retail real property are the quality of properties, leasing terms, attractiveness and convenience of location. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants and borrowers, availability and cost of capital, taxes and governmental regulations.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those reports filed or furnished with the Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website at www.GladstoneCommercial.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Commercial Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors.

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

Risks related to the economy

The recent turmoil in negotiations in the United States (U.S.) Congress to increase taxes, reduce spending and raise the debt limit and the uncertainty of its impact to taxes and spending and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. budget deficit concerns, together with continued signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to increase taxes on income levels above a certain threshold in January 2013, they have delayed the decision to address spending cuts and the raising of the federal debt ceiling until later in 2013. The U.S. is currently on pace to reach its debt ceiling limit at the end of February 2013. The uncertainty surrounding the outcome of these decisions and the ability of the U.S. government to raise the federal debt ceiling could cause the ratings agencies to lower the long-term sovereign credit rating on the U.S. again. The sovereign credit rating was lowered from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, a further decrease to the U.S. credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on one or more of our tenants, or our business, financial condition and results of operations.

The current state of the economy and the capital markets increases the possibility of adverse effects on our financial position, results of operations and the market price of our securities.

Over the last five years, the U.S. capital markets have experienced significant price volatility and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. We believe that it will be a few more years before the U.S. fully recovers from the recession. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the lack of availability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to make acquisitions. These disruptions in the financial markets also may have a material adverse effect on the market value of our common and preferred stock and the lease rates we can charge for our properties, as well as other unknown adverse effects on us or the economy in general. In addition, the continued challenging economic conditions could still materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease.

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

The agreement governing our Line of Credit requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 95% of our FFO, and continued compliance with this covenant may require us to limit our distributions to stockholders. As of December 31, 2012, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Line of Credit and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

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

We intend to acquire additional properties by using our Line of Credit and by continuing to seek long-term financing, where we will borrow all or a portion of the purchase price of a potential acquisition and securing the loan with a mortgage on some or all of our existing real property. The market for long-term mortgages has been limited for some time; however, we have recently seen mid-to-long-term (5 to 10 year) mortgages become more obtainable. The CMBS market has made a comeback over the past year, but it is much more conservative than it was prior to the recession and the pricing in the market remains somewhat volatile. Consequently, we are looking to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the CMBS market to issue mortgages to finance our real estate activities. As of December 31, 2012, we had obtained approximately $359.2 million in long-term financing, which we have used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

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

We compete with many other entities to acquire properties, including financial institutions, institutional pension funds, other REITs, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for real estate. Our competitors may have greater resources than we do, and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties.

Our ownership of properties through ground leases exposes us to risks which are different than those resulting from our ownership of fee title to other properties.

We have acquired an interest in certain of our properties by acquiring a leasehold interest in the land underlying the property, and we may acquire additional properties in the future that are subject to similar ground leases. In this situation, we have no economic interest in the land underlying the property and do not control this land. We do not control the underlying land and this type of ownership interest poses potential risks for our business because (i) if the ground lease terminates for any reason, we will lose our interest in the property, including any investment that we made in the property, (ii) if our tenant defaults under the previously existing lease, we will continue to be obligated to meet the terms and conditions of the ground lease without the annual amount of ground lease payments reimbursable to us by the tenant, and (iii) if the third party owning the land under the ground lease disrupts our use either permanently or for a significant period of time, then the value of our assets could be impaired and our results of operations could be adversely affected.

Risks related to our tenants, borrowers and properties

Highly leveraged tenants and borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.

Some of our tenants and borrowers may have recently been either restructured using leverage, or acquired in a leveraged transaction. Tenants and borrowers that are subject to significant debt obligations may be unable to make their rent or mortgage payments if there are adverse changes to their businesses or because of the impact of the recent recession discussed in “Risks related to the economy.” Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries.

In situations where management of the tenant or borrower will change after a transaction, it may be difficult for our Adviser to determine with reasonable certainty the likelihood of the tenant’s or borrower’s business success and of its ability to pay rent or make mortgage payments throughout the lease or loan term. These companies generally are more vulnerable to adverse economic and business conditions, and increases in interest rates.

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

Many of our tenants are small and medium sized businesses, which exposes us to additional risks unique to these entities.

Leasing real property or making mortgage loans to small and medium-sized businesses exposes us to a number of unique risks related to these entities, including the following:

•

Small and medium-sized businesses may have limited financial resources and may not be able to make their lease or mortgage payments on a timely basis, or at all. A small or medium-sized tenant or borrower may be more likely to have difficulty making its lease or mortgage payments when it experiences adverse events, such as the failure to meet its business plan, a downturn in its industry or negative economic conditions because its financial resources may be more limited. In addition, because of the lack of available credit in the current marketplace for small and medium-sized businesses, as discussed in “Risks related to the economy” above, our tenants might not be able to obtain the financing necessary to fund their working capital, which could hinder their ability to make their lease or mortgage payment on a timely basis, or at all.

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

•

Small and medium-sized businesses may have limited operating histories. While we intend to target as tenants and borrowers stable companies with proven track records, we may lease properties or lend money to new companies that meet our other investment criteria. Many of these new companies may be small and medium-sized businesses. Tenants or borrowers with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

We may not have funding for future tenant improvements, which may be required to secure tenants for vacant space.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to re-lease the vacated space. We cannot assure you that we will have sufficient sources of funding available to us for such purposes in the future and therefore may have difficulty in securing a replacement tenant.

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

As of December 31, 2012, we owned 80 properties and had 65 tenants in these properties, and our 5 largest tenants accounted for approximately 20.1% of our total rental income. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. As of December 31, 2012, 14.4% of our total rental income was earned from tenants in the telecommunications industry, 12.3% was earned from tenants in the electronic industries, and 10.3% was earned from tenants in the healthcare industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.

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

If we cannot renew leases, we may be unable to re-lease our properties to other tenants at rates equal to or above the current market rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Market conditions may also hinder our ability to lease vacant space in newly developed or redeveloped properties. In addition, we may enter into or acquire leases for properties that are specially suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. Any of these factors could adversely impact our financial condition, results of operations, cash flow or our ability to pay distributions to our stockholders.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should such a loss occur, we could lose our capital investment or anticipated profits and cash flow from one or more properties.

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

Our properties may be subject to impairment charges, which could adversely affect our results of operations.

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

We continually assess our properties to determine if any impairments are necessary or appropriate. No assurance can be given that we will be able to recover the current carrying amount of our properties in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations.

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

Risks related to our Adviser

We are dependent upon our key personnel, who are employed by our Adviser, for our future success, particularly David Gladstone, Terry Lee Brubaker and Robert Cutlip.

We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, Terry Lee Brubaker, our vice chairman and chief operating officer, and Robert Cutlip, our president. The departure of any of our executive officers or key personnel employed by our Adviser could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

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

Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our advisory agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including, but not limited to, Gladstone Capital Corporation, or Gladstone Capital, Gladstone Investment Corporation, or Gladstone Investment, and Gladstone Land Corporation, or Gladstone Land. Moreover, with the exception of our chief financial officer and treasurer, and president, all of our officers and directors are also officers and directors of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in small and medium-sized companies. In addition, with the exception of our president, all of our officers and eight of our nine directors are also officers and directors of Gladstone Land. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and with Gladstone Capital, Gladstone Investment and Gladstone Land, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Investment, Gladstone Land and their affiliates in other activities that may conflict with our business.

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

The Advisory Agreement contemplates a quarterly incentive fee based on our funds from operations. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is an unconditional and irrevocable waiver. For the years ended December 31, 2012, 2011 and 2010, an unconditional and irrevocable voluntary waiver was issued by our Adviser for approximately $2.2 million, $2.1 million and $0.2 million, respectively. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.

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

The maximum federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates was reduced by legislation to 15% (or 20% for those taxpayers who earn above a certain income threshold). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

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

If we fail to redeem or call for redemption the Series C Term Preferred Stock pursuant to the mandatory redemption required on January 31, 2017, the number of directors constituting our Board of Directors will be increased by the minimum number of directors, that when added to our Board of Directors, will constitute a majority, and the holders of our Series C Term Preferred Stock will be entitled, voting as a separate class (to the exclusion of the holders of all other classes or series of our stock), to elect such number of additional directors. Therefore, a change of control in our Board of Directors could occur, which could jeopardize the stability of our Company.

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

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be advisable and in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter (i) eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and that is material to the cause of action and (ii) requires us to indemnify directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, our stockholders and we may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table provides certain summary information about our 80 properties as of December 31, 2012 (dollars in thousands, except per square foot information).

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2012 (4)	Total Rental Income per Occupied Square Foot	Encumbrances
208 South Rogers Lane (Raleigh NC)	1997	12/23/2003	58,926	100%	2015	$623	$10.57	$4,914
3874 Highland Park NW (Canton, OH)	1994	1/30/2004	54,018	100%	2014	338	6.26	2,771
260 Springside Drive (Akron, OH) (1)	1968/1999	4/29/2004	83,891	100%	2015	1,027	12.24	7,099
5815 Westpark Drive (Charlotte, NC)	1984/1995	6/30/2004	64,500	100%	2019	1,056	16.37	6,574
171 Great Oak Drive (Canton, NC)	1998	7/6/2004	228,000	100%	2024	600	2.63	3,794
Rt. 219, Tax Parcel No. 33-251-0246, (Snyder Township, PA)	1991	8/5/2004	290,000	100%	2014	931	3.21	5,375
9698 Old US Hwy. 52 (Lexington, NC)	1986	8/5/2004	154,000	100%	2014	425	2.76	2,730
9100 Highway 290 East (Austin, TX)	2001	9/16/2004	51,933	100%	2015	751	14.46	6,500
13 Industrial Park Drive (Mt. Pocono, PA)	1995-1999	10/15/2004	223,275	100%	2021	633	2.84	5,044
6550 First Park Ten Boulevard (San Antonio, TX)	1999	2/10/2005	60,245	100%	2021	787	13.06	6,879
4630 Journal Street (Columbus, OH)	1995	2/10/2005	39,000	100%	2015	308	7.90	2,613
199 Sing Sing Road (Big Flats, NY)	2001	4/15/2005	120,000	100%	2023	607	5.06	5,520
2525 North Woodlawn Avenue (Wichita, KS)	2000	5/18/2005	69,287	100%	2017	944	13.62	7,929
725 & 737 Great Southwest Pkwy (Arlington, TX)	1966	5/26/2005	64,000	100%	2018	828	12.94	3,949
4032 Linden Avenue (Dayton, OH)	1956	6/30/2005	59,894	100%	2018	268	4.47	1,951
81 Corbett Way (Eatontown, NJ)	1991	7/7/2005	30,268	100%	2024	538	17.77	4,491
17 & 20 Veronica Avenue (Franklin Township, NJ)	1978	7/11/2005	183,000	100%	2020	988	5.40	6,658
150 Ridgeview Center Drive (Duncan, SC)	1984/2001/2007	7/14/2005	222,670	100%	2020	1,540	6.92	10,812
170 Ridgeview Center Drive (Duncan, SC)	1984/2001/2007	7/14/2005	55,350	100%	2020	383	6.92	2,688
5656 Campus Parkway (Hazelwood, MO)	1977	8/5/2005	51,155	0%	2011	—	—	2,347
914 Wohlert Street (Angola, IN)	1982	9/2/2005	52,080	100%	2023	127	2.44	665
800 Growth Parkway (Angola, IN)	1998	9/2/2005	50,000	100%	2023	127	2.54	639
802 East 11th Street (Rock Falls, IL)	1988	9/2/2005	52,000	100%	2023	127	2.44	664
2 Opportunity Way (Newburyport, MA)	1994	10/17/2005	86,308	100%	2015	891	10.32	6,497
255 Spring Street (Clintonville, WI)	1992	10/31/2005	291,142	100%	2020	575	1.97	3,183
5700 Lee Road (Maple Heights, OH)	1974	12/21/2005	347,218	100%	2015	1,271	3.66	10,167

Item 2. Properties (Continued)

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2012 (4)	Total Rental Income per Occupied Square Foot	Encumbrances
7545 Midlothian Turnpike (Richmond, VA)	1972	12/30/2005	42,213	0%	2010	$—	$—	$5,275
3930 Sunforest Court (Toledo, OH)	1979	12/30/2005	23,368	100%	2020	276	11.81	2,847
75 Canal Street (South Hadley, MA)	1978	2/15/2006	150,000	100%	2014	252	1.61	—
2101 Fox Drive (Champaign, IL)	1996	2/21/2006	20,400	100%	2024	252	12.35	1,632
2109 Fox Drive (Champaign, IL)	1996	2/21/2006	40,000	100%	2024	494	12.35	3,199
2215 Fox Drive (Champaign, IL)	1996	2/21/2006	25,000	100%	2024	309	12.36	2,000
2301 Fox Drive (Champaign, IL)	1996	2/21/2006	22,862	100%	2024	282	12.33	1,829
2470 Highcrest Road (Roseville, MN)	1964	2/21/2006	359,540	100%	2017	3,326	9.25	17,930
12000 Portland Avenue South (Burnsville, MN)	1984	5/10/2006	114,100	100%	2015	1,235	10.82	11,388
14701 Anthony Avenue (Menomonee Falls, WI)	1986/2000	6/30/2006	125,692	100%	2016	786	6.25	6,902
1025 Birdsong Drive (Baytown, TX)	1997	7/11/2006	12,000	100%	2013	254	21.17	2,000
42400 Merrill Road (Sterling Heights, MI)	1979/1989	9/22/2006	532,869	100%	2016	1,167	2.19	—
2150, 2200 Pinson Valley Parkway (Birmingham, AL)	1961/1980	9/29/2006	63,514	100%	2016	271	4.27	—
2325 West Fairview Avenue (Montgomery, AL)	1962/1989	9/29/2006	29,472	100%	2016	126	4.28	—
5221 N Highway 763 (Columbia, MO)	1978	9/29/2006	16,275	100%	2016	69	4.24	—
4690 Parkway Drive (Mason, OH)	2002	1/5/2007	60,000	100%	2020	639	10.65	4,445
201 South Rogers Lane (Raleigh, NC)	1994	2/16/2007	115,500	100%	2015	717	6.21	5,328
1110 West Tenkiller (Tulsa, OK) (3)	2004	3/1/2007	238,310	100%	2019	1,566	6.57	8,272
3725 East 10th Court (Hialeah, FL)	1956/1992	3/9/2007	132,337	100%	2027	1,063	8.03	—
554 Clark Road (Tewksbury, MA)	1985/1989	5/17/2007	102,200	100%	2017	923	9.03	—
5324 Natorp Boulevard (Mason, OH)	2007	7/1/2007	21,264	100%	2027	583	27.42	4,700
7282 Willam Barry Boulevard (Cicero, NY)	2005	9/6/2007	71,880	100%	2020	530	7.37	4,141
1515 Arboretum Drive SE (Grand Rapids, MI)	2001	9/28/2007	63,235	100%	2025	1,088	17.21	6,100
4 Territorial Court (Bollingbrook, IL)	2002	9/28/2007	55,869	100%	2014	619	11.08	—
2349 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	16,740	100%	2031	492	29.39	—

Item 2. Properties (Continued)

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2012 (4)	Total Rental Income per Occupied Square Foot	Encumbrances
2341 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	4,372	100%	2031	129	29.51	—
2339 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	5,488	100%	2031	162	29.52	—
311 Phillip Boulevard (Lawrenceville, GA)	2005	12/13/2007	12,412	100%	2031	$427	$34.40	$—
2096 McGee Road (Snellville, GA)	1986	12/13/2007	3,800	100%	2031	111	29.21	—
7174 Wheat Street (Covington, GA)	2000	12/13/2007	5,000	100%	2031	146	29.20	—
1055 Haw Creek Parkway (Cumming, GA)	2004	12/13/2007	13,919	100%	2031	464	33.34	3,289
1293 Wellbrook Circle (Conyers, GA)	1994	12/13/2007	6,400	100%	2031	187	29.22	—
425 Gateway Drive (Reading, PA)	2007	1/29/2008	42,900	100%	2028	717	16.71	4,164
6499 University Avenue NE (Fridley, MN)	1985/2006	2/26/2008	74,160	100%	2020	812	10.95	5,320
7528 Auburn Road (Concord Township, OH)	1957/2008	3/31/2008	273,300	100%	2034	1,725	6.31	—
10021 Rodney Street (Pineville, NC)	1985	4/30/2008	74,950	100%	2028	431	5.75	2,422
28305 State Route 7 (Marietta, OH)	1992/2007	8/29/2008	223,458	100%	2028	909	4.07	5,910
400 Highpoint Drive (Chalfont, PA)	1987	8/29/2008	67,200	100%	2016	758	11.28	5,866
1520 Albany Place SE (Orange City, Iowa)	1990	12/15/2010	487,121	100%	2026	1,192	2.45	9,983
2415 Century Place SE (Hickory, North Carolina)	2008	4/4/2011	60,000	100%	2020	936	15.60	6,958
2645 North Airport Plaza Avenue, Lot 2 (Springfield, MO)	2006	6/20/2011	78,421	100%	2021	1,422	18.13	11,341
124 East Hines Road (Boston Heights, OH)	2011	10/20/2011	25,000	100%	2021	377	15.08	2,749
9 Sylvan Way (Parsippany, NJ)	1984	10/28/2011	60,111	100%	2026	1,149	19.11	7,068
495 State Road (Dartmouth, MA) (3) (5)	2011	11/18/2011	16,340	100%	2086	627	38.37	4,256
1955 South National Avenue (Springfield, MO) (3) (6)	2005	12/13/2011	14,560	100%	2080	315	21.63	1,984
810 Parish Street (Pittsburgh, PA)	1968	12/28/2011	26,080	100%	2026	400	15.34	2,897

Item 2. Properties (Continued)

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2012 (4)	Total Rental Income per Occupied Square Foot		Encumbrances
44426 Atwater Place (Ashburn, VA)	2002	1/25/2012	52,130	100%	2027	$925	$18.97	(2)	$7,555
14955 6th Street (Ottumwa, IO)	1970	5/30/2012	352,860	100%	2023	408	1.94	(2)	4,883
7800 Walton Parkway (New Albany, OH)	2007	6/5/2012	89,000	100%	2023	776	15.29	(2)	9,661
7200 North Lake Drive (Columbus, GA)	2012	6/21/2012	32,000	100%	2023	346	20.50	(2)	4,712
3592 Corporate Drive (Columbus, OH)	1981	6/28/2012	31,293	100%	2022	168	10.93	(2)	2,979
1395 University Boulevard (Jupiter, FL)	2011	9/26/2012	60,000	100%	2023	362	22.87	(2)	10,707
1400 John Burgess Drive (Fort Worth, TX)	2005	11/8/2012	208,234	100%	2023	240	7.82	(2)	14,145
565 Spears Creek Church Road (Columbia, SC)	2010	11/21/2012	146,483	100%	2023	282	17.85	(2)	19,000

Totals			8,043,792			$50,915			$358,290

(1)	Two tenants occupy this building, each with separate leases ending in the same year.
(2)	Rental income per occupied square foot is annualized, as if the building were held for all of 2012.
(3)	Property subject to a ground lease.
(4)	Total rental income included in this table is straight-line rental income calculated in accordance with Generally Accepted Accounting Principles in the United States.
(5)	Tenant has the option to terminate the lease in years 26-75.
(6)	Tenant has the option to terminate the lease in years 19-62.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2012 (dollars in thousands):

Year of Lease Expiration	Square Feet	Number of Leases (1)	Rental Revenue for the year ended December 31, 2012	% of Annualized Base Rent
2013	12,000	1	$254	0.5%
2014	703,887	5	2,565	5.1
2015	896,876	8	6,823	13.4
2016	835,022	6	3,177	6.2
2017	531,027	3	5,193	10.2
2018	123,894	2	1,096	2.2
2019	302,810	2	2,622	5.1
2020+	4,544,908	38	29,185	57.3

Total	7,950,424	65	$50,915	100%

(1)	Our two vacant buildings total 93,368 square feet.

The following table summarizes the geographic locations of our properties for leases in place as of December 31, 2012 (dollars in thousands):

State	Number of Leases	Rental Revenue for the year ended December 31, 2012	% of Base Rent
Ohio	14	$8,665	17.0%
Minnesota	3	5,373	10.6
North Carolina	7	4,788	9.4
Pennsylvania	5	3,439	6.8
Massachusetts	4	2,693	5.3
All Other States	32	25,957	50.9

Total	65	$50,915	100%

The following table summarizes rental income by tenant industries for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	For the year ended December 31,
	2012		2011		2010
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$7,351	14.4%	$6,206	14.1%	$5,447	13.3%
Electronics	6,189	12.3	6,046	13.9	6,164	15.0
Healthcare	5,228	10.3	4,108	9.4	3,787	9.2
Diversified/Conglomerate Manufacturing	3,664	7.2	3,664	8.4	3,664	8.9
Chemicals, Plastics & Rubber	3,153	6.2	3,146	7.2	3,130	7.6
Beverage, Food & Tobacco	2,844	5.6	2,271	5.2	2,189	5.3
Personal & Non-Durable Consumer Products	2,507	4.9	2,316	5.3	1,228	3.0
Personal, Food & Miscellaneous Services	2,479	4.9	649	1.5	575	1.4
Containers, Packaging & Glass	2,344	4.6	2,339	5.4	2,331	5.7
Machinery	2,259	4.4	2,256	5.2	2,332	5.7
Buildings and Real Estate	2,144	4.2	2,120	4.9	2,076	5.0
Education	2,138	4.2	1,775	4.1	1,775	4.3
Automobile	1,944	3.8	1,168	2.7	1,168	2.8
Printing & Publishing	1,894	3.7	1,979	4.5	2,188	5.3
Oil & Gas	1,271	2.5	1,271	2.9	1,283	3.1
Diversified/Conglomerate Services	1,244	2.4	1,001	2.3	308	0.7
Banking	1,149	2.3	204	0.5	—	0.0
Childcare	583	1.1	583	1.3	583	1.4
Home & Office Furnishings	530	1.0	530	1.2	530	1.3
Insurance	—	0.0	—	0.0	422	1.0

	$50,915	100.0%	$43,632	100.0%	$41,180	100.0%

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GOOD.” The following table reflects the range of the high and low sale prices of our common stock on NASDAQ and the distributions per common share for the years ended December 31, 2012 and 2011. Distributions to common stockholders are declared quarterly and paid monthly. Amounts presented represent the cumulative amount of the monthly common stock distributions declared during such quarter.

	Price Range		Distributions Per Common Share
	High	Low
2011
3/31/2011	$19.54	$17.42	$0.375
6/30/2011	19.43	16.88	0.375
9/30/2011	17.92	15.00	0.375
12/31/2011	17.76	13.93	0.375
2012
3/31/2012	$18.92	$16.80	$0.375
6/30/2012	17.66	15.56	0.375
9/30/2012	19.47	16.52	0.375
12/31/2012	18.93	16.15	0.375

Since inception in 2003, we have never reduced our per-share distributions nor have we missed payment of a scheduled distribution to our common stockholders. Our Board of Directors regularly evaluates our per share distribution payments as they monitor the capital markets and the impact that the economy has upon us. The decision as to whether to authorize and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole and absolute discretion of our Board of Directors in light of conditions then existing, including our earnings, taxable income, FFO, financial condition, liquidity, capital requirements, debt maturities, the availability of capital, contractual prohibitions or other restrictions, applicable REIT and legal restrictions and general overall economic conditions and other factors. While the statements above concerning our distribution policy represent our current expectations, any actual distribution payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual number of common shares then outstanding, and any common distribution payable may vary from such expected amounts.

To qualify as a REIT, we are required to make ordinary dividend distributions to our common stockholders. The amount of these distributions must equal at least:

•

the sum of (A) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, less

•	the sum of certain non-cash items.

For federal income tax purposes, our common distributions generally consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder’s basis in its shares of stock and will not be taxable to the extent of the stockholder’s basis in its shares of our stock. To the extent a distribution exceeds the stockholder’s share of both our current and accumulated earnings and profits and the stockholder’s basis in its shares of our stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares of our stock. Every year, we notify stockholders of the taxability of distributions paid to stockholders during the preceding year.

As of February 1, 2013, there were 10,232 beneficial owners of our common stock.

The Company pays distributions on shares of senior common stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Company’s senior common stock is not traded on any exchange or automated quotation system.

As of February 1, 2013, there were 96 beneficial owners of our senior common stock.

Item 6. Selected Financial Data.

The following selected financial data for the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008 is derived from our audited consolidated financial statements. Certain amounts from prior years’ financial statements have been reclassified to discontinued operations and these reclassifications had no effect on previously reported net income or stockholders’ equity. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	For the year ended December 31, (Dollars in Thousands, Except Per Share Amounts)
	2012	2011	2010	2009	2008
Operating Data:
Total operating revenue	$51,270	$43,976	$41,928	$42,609	$40,807
Total operating expenses	(24,895)	(21,270)	(23,414)	(20,541)	(19,364)
Other expense	(22,614)	(16,992)	(13,586)	(17,668)	(16,570)

Income from continuing operations	3,761	5,714	4,928	4,400	4,873
Discontinued operations	—	—	—	203	40

Net income	$3,761	$5,714	$4,928	$4,603	$4,913
Dividends attributable to preferred stock	(4,093)	(4,094)	(4,094)	(4,094)	(4,094)
Dividends attributable to senior common stock	(113)	(62)	(20)	—	—

Net (loss) income available to common stockholders	$(445)	$1,558	$814	$509	$819

Share and Per Share Data:
(Loss) earnings per weighted average common share—basic & diluted
(Loss) income from continuing operations (net of dividends attributable to preferred stock)	$(0.04)	$0.15	$0.09	$0.04	$0.09
Discontinued operations	—	—	—	0.02	0.01

Net (loss) income available to common stockholders	$(0.04)	$0.15	$0.09	$0.06	$0.10

Weighted average common shares outstanding—basic	10,953,325	10,236,859	8,576,303	8,563,264	8,565,149
Weighted average common shares outstanding—diluted	10,953,325	10,288,711	8,601,153	8,563,264	8,565,149
Cash dividends declared per common share	$1.50	$1.50	$1.50	$1.50	$1.50
Supplemental Data:
Net (loss) income available to common stockholders	$(445)	$1,558	$814	$509	$819
Real estate depreciation and amortization, including discontinued operations	16,831	14,149	13,264	13,172	12,705
Less: Gain on sale of real estate, net of taxes paid	—	—	—	(160)	—

Funds from operations available to common stockholders (1)	$16,386	$15,707	$14,078	$13,521	$13,524

Balance Sheet Data:
Real estate, before accumulated depreciation	$533,753	$442,521	$401,017	$390,754	$390,562
Total assets	564,779	453,147	410,609	416,865	429,099
Mortgage notes payable, term loan, term preferred stock and borrowings under the line of credit	422,685	304,050	286,595	285,962	286,611
Total stockholders’ equity	122,365	135,314	111,375	118,451	130,495
Total common shares outstanding	10,953,325	10,945,379	8,724,613	8,563,264	8,565,149

(1)	FFO was developed by The National Association of Real Estate Investment Trusts, or NAREIT, as a relative non- Generally Accepted Accounting Principles in the United States, or GAAP, supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and excluding any impairment write-downs, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to either net income (loss) as an indication of our performance or to cash flow from operations as a measure of liquidity or ability to make distributions to stockholders. Comparison of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

FFO available to common stockholders is FFO adjusted to subtract preferred share and senior common share distributions. We believe that net (loss) income available to common stockholders is the most directly comparable GAAP measure to FFO available to common stockholders.

Basic funds from operations per share, or Basic FFO per share, is calculated as FFO available to common stockholders divided by the weighted average common shares outstanding. Diluted funds from operations per share, or Diluted FFO per share, is calculated as FFO available to common stockholders, adjusted as applicable for the assumed issuance of additional shares of our convertible senior common stock, divided by the weighted average common shares outstanding adjusted for additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued. We believe that FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share, or EPS, in evaluating net income available to common stockholders. In addition, since most REITs provide FFO available to common stockholders, Basic FFO and Diluted FFO per share information to the investment community, we believe these are useful supplemental measures for comparing us to other REITs. We believe that net (loss) income is the most directly comparable GAAP measure to FFO, Basic EPS is the most directly comparable GAAP measure to Basic FFO per share, and that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

The following table provides a reconciliation of our FFO for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 to the most directly comparable GAAP measure, net (loss) income, and a computation of basic and diluted FFO per weighted average common share:

	For the year ended December 31, (Dollars in Thousands, Except Per Share Amounts)
	2012	2011	2010	2009	2008
Net income	$3,761	$5,714	$4,928	$4,603	$4,913
Less: Distributions attributable to preferred and senior common stock	(4,206)	(4,156)	(4,114)	(4,094)	(4,094)

Net (loss) income available to common stockholders	$(445)	$1,558	$814	$509	$819
Add: Real estate depreciation and amortization	16,831	14,149	13,264	13,172	12,705
Less: Gain on sale of real estate	—	—	—	(160)	—

FFO available to common stockholders	$16,386	$15,707	$14,078	$13,521	$13,524
Weighted average common shares outstanding—basic	10,953,325	10,236,859	8,576,303	8,563,264	8,565,149
Weighted average common shares outstanding—diluted	11,075,216	10,288,711	8,601,153	8,563,264	8,565,149
Basic FFO per weighted average share of common stock	$1.50	$1.53	$1.64	$1.58	$1.58

Diluted FFO per weighted average share of common stock	$1.48	$1.53	$1.64	$1.58	$1.58

Distributions declared per share of common stock	$1.50	$1.50	$1.50	$1.50	$1.50

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

General

We are a real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 80 properties totaling 8.0 million square feet, which have a total gross and net carrying value, including intangible assets, of $618.6 million and $525.3 million, respectively. We do not currently have any mortgage loan receivables outstanding.

Business Environment

The United States, or U.S., continues to feel the lingering impact of the recession that began in late 2007. The U.S. is beginning to see long-term signs of recovery as the unemployment rate has decreased over the last several months, housing starts and building permits rose in September 2012 to the highest level in four years, and prices for single-family homes increased across 20 U.S. cities because of a dwindling surplus in the housing market. However, the economic situation in Europe continues to be unpredictable and will need to stabilize for the economy to fully recover and the U.S. will need to come to a long-term solution for the debt crisis the country currently faces. As a result, conditions within the U.S. capital markets generally, and the U.S. real estate capital markets particularly, continue to experience certain levels of dislocation and stress.

These economic conditions could materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease. We currently have two vacant buildings in our portfolio, one of the buildings is located in Hazelwood, Missouri and the other building is located in Richmond, Virginia. The leases on these two vacant buildings comprised 2.0% of our annualized rental income as of December 31, 2012 and the annual carrying costs are $0.3 million. We are actively seeking new tenants for both of these buildings. All of our remaining properties are currently occupied and the tenants are paying in accordance with their leases. However; in January 2013, we were notified by our tenant in our Baytown, Texas property that they would not be renewing the lease that expires in April 2013. We are aggressively pursuing new tenants for this building. This tenant comprised less than 1.0% of our annualized rental income as of December 31, 2012.

Moreover, our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our line of credit, or the Line of Credit. The market for long-term mortgages was limited for the past several years; however, long-term mortgages have become more obtainable. The collateralized mortgage backed securities, or CMBS, market has made a comeback, but it is more conservative and restrictive than it was prior to the recession. Consequently, we continue to look to regional banks, insurance companies and other non-bank lenders, in addition to the CMBS market to issue mortgages to finance our real estate activities.

In addition to leverage, we were active in the equity markets during 2012 and we issued 138,205 of common shares for gross proceeds of $2.5 million, and net proceeds of $2.4 million, through our At the Market, or ATM program and $38.5 million of 7.125% Series C Cumulative Term Preferred Stock, or Term Preferred Stock, which is mandatorily redeemable five years from issuance. We also assumed or issued $124.4 million in mortgages during 2012, to finance our new properties or re-finance existing properties. In addition, we issued 129,278 of common shares for gross proceeds of $2.4 million, and net proceeds of $2.3 million, from the issuance of equity in January 2013 under our ATM program.

Recent Developments

2012 Investment Activities

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

Ottumwa, Iowa: On May 30, 2012, we acquired a 352,860 square foot bottling plant located in Ottumwa, Iowa for $7.1 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition through a combination of cash on hand and the issuance of $5.0 million of mortgage debt on the property. The American Bottling Company, the largest operating subsidiary of Dr. Pepper Snapple Group, Inc., is the tenant in this building and has leased the property for 12 years and has 3 options to renew the lease for additional periods of 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.68 million.

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

Columbus, Ohio: On June 28, 2012, we acquired a 31,293 square foot office building located in Columbus, Ohio for $4.0 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand. Nationwide Children’s Hospital, one of the largest children’s hospital systems in the U.S., is the tenant in this building and has leased the property for 10 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.34 million.

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

Fort Worth, Texas: On November 8, 2012, we acquired a 208,234 square foot office building located in Fort Worth, Texas for $20.0 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with a combination of borrowings from our Line of Credit and the assumption of $14.2 million of mortgage debt on the property. The National Archives and Records Administration Southwest Region Records Center is the tenant in this building and has leased the property for 14 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.63 million.

Columbia, South Carolina: On November 21, 2012, we acquired a 146,483 square foot office building located in Columbia, South Carolina for $29.2 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition through a combination of cash on hand and the issuance of $19.0 million of mortgage debt on the property. Verizon Wireless is the tenant in this building and has leased the property for 10 years and has 3 options to renew the lease for additional periods of 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $2.61 million.

2012 Financing Activities

Line of Credit Expansion

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

Fixed-Rate Long-Term Notes Payable

KeyBank: On April 5, 2012, through wholly-owned subsidiaries, we borrowed $19.0 million pursuant to a long-term note payable from KeyBank National Association, which is collateralized by security interests in four of our properties. The note accrues interest at a fixed rate of 6.1% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a substantial prepayment penalty. The note has a maturity date of May 1, 2022. We used the proceeds from this note for future acquisitions and working capital.

City National Bank: On May 16, 2012, through a wholly-owned subsidiary, we borrowed $2.94 million pursuant to a long-term note payable from City National Bank, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 4.3% per year for the first five years, and resets at five year intervals thereafter. We may repay this note after five years and would not be subject to any prepayment penalty. The note has a maturity date of December 31, 2026. We used the proceeds from this note for future acquisitions and working capital.

Modern Woodmen of America: On May 30, 2012, through a wholly-owned subsidiary, we borrowed $5.0 million pursuant to a long-term note payable from Modern Woodmen of America, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 6.5% per year and we may not repay this note prior to the last nine months of the term, or we would be subject to a substantial prepayment penalty. The note has a maturity date of May 10, 2027. We used the proceeds from this note for future acquisitions and working capital.

Citigroup: On June 21, 2012, through a wholly-owned subsidiary, we borrowed $4.75 million pursuant to a long-term note payable from Citigroup, which is collateralized by a security interest in one of our properties. The note accrues interest at a rate of fixed 5.05% per year and we may not repay this note prior to the last two months of the term, or we would be subject to a substantial prepayment penalty. The note has a maturity date of July 6, 2022. We used the proceeds from this note to purchase the property located in Columbus, Georgia discussed above.

American Equity Investment Life Insurance Company: On June 27, 2012, through a wholly-owned subsidiary, we borrowed $2.0 million pursuant to a long-term note payable from American Equity Investment Life Insurance Company, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 5.1% per year and we may not repay this note prior to the last five years of the term, or we would be subject to a substantial prepayment penalty. The note has a maturity date of July 1, 2029. We used the proceeds from this note for future acquisitions and working capital.

American National Insurance Company: On July 24, 2012, through a wholly-owned subsidiary, we borrowed $9.8 million pursuant to a long-term note payable from American National Insurance Company, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 5.6% per year and we may not repay this note during the first five years of the term; however, we may repay the note during the last five years of the term although we would be subject to a prepayment penalty. The note has a maturity date of August 1, 2022. We used the proceeds from this note for both a future acquisition and working capital.

Farmers Citizens Bank: On August 3, 2012, through a wholly-owned subsidiary, we borrowed $3.0 million pursuant to a long-term note payable from Farmers Citizens Bank, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 5.0% per year and we may repay this note during the first five years of the term although we would be subject to a prepayment penalty; however, we may repay the note during the last five years of the term without penalty. The note has a maturity date of July 31, 2022. We used the proceeds from this note for working capital.

Midland National Life Insurance Company: On September 26, 2012, through a wholly-owned subsidiary, we assumed $10.8 million pursuant to a long-term note payable from Midland National Life Insurance Company, in connection with the acquisition of our property in Jupiter, Florida on the same date. The note accrues interest at a fixed rate of 5.75% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a prepayment penalty. The note has a maturity date of July 1, 2018.

KeyBank: On October 1, 2012, through certain of our wholly-owned subsidiaries, we borrowed $34.0 million, pursuant to a long-term note payable from KeyBank National Association, which is collateralized by security interests in seven of our properties. The note accrues interest at a fixed rate of 4.86% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a prepayment penalty. The note has a maturity date of October 1, 2022. We used the proceeds of this note, along with existing cash on hand, to repay our $45.2 million mortgage, which, with extension options, was due October 1, 2013. We repaid the mortgage in full on October 1, 2012 without incurring any exit fees.

American United Life Insurance Company: On November 8, 2012, through a wholly-owned subsidiary, we assumed $14.2 million pursuant to a long-term note payable from American United Life Insurance Company, in connection with the acquisition of our property in Fort Worth, Texas on the same date. The note accrues interest at a fixed rate of 5.69% per year and we may not repay this note prior to the last two months of the term, or we would be subject to a prepayment penalty. The note has a maturity date of February 1, 2027.

Cantor Commercial Real Estate: On November 21, 2012, through a wholly-owned subsidiary, we borrowed $19.0 million pursuant to a long-term note payable from Cantor Commercial Real Estate, in connection with the acquisition of our property in Columbia, South Carolina on the same date. The note accrues interest at a fixed rate of 4.04% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a prepayment penalty. The note has a maturity date of December 6, 2022.

2012 Leasing Activities

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

Roseville, Minnesota: On February 27, 2012, we extended the lease with the tenant occupying our property located in Roseville, Minnesota. The new lease covers approximately one-third of this property and was extended for an additional five year period, through December 2017. The lease was originally set to expire in December 2012. The tenant in this property paid rent on the entire building through 2012, and we continue to search for new tenants to lease the remainder of the building. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.2 million. Furthermore, the lease grants the tenant one option to extend the lease for a period of five years. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.4 million, payable over two years, and paid $0.8 million in leasing commissions.

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

Concord Township, Ohio: On October 5, 2012, we modified and extended the lease with the tenant occupying our property located in Concord Township, Ohio. The lease covering this property was extended for an additional six-year period, through August 2034, in exchange for a reduction in rent over the next two years. The lease was originally set to expire in March 2028. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.7 million. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.2 million.

Big Flats, New York: On November 8, 2012, we extended the lease with the tenant occupying our property located in Big, Flats, New York. The lease covering this property was extended for an additional 10 years, through September 2023. The lease was originally set to expire in September 2013. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.5 million. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.2 million in leasing commissions.

2013 Leasing Activities

Champaign, Illinois: On January 14, 2013, we extended the lease with the tenant occupying our property located in Champaign, Illinois. The lease covering this property was extended for an additional 11 years, through December 2024. The lease was originally set to expire in December 2013. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.4 million. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.4 million in leasing commissions.

2012 Equity Activities

The equity issuances summarized below were issued under our effective shelf registration statement (File No. 333-169290) on file with the Securities and Exchange Commission.

Preferred Equity: In February 2012, we completed a public offering of 1,540,000 shares of our Series C Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $36.7 million, which were used to repay a portion of outstanding borrowings under our Line of Credit, for acquistions of real estate and for working capital. The shares are traded under the ticker symbol GOODN on the NASDAQ Global Select Market, or the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security. Generally, we may not redeem shares of the Term Preferred Stock prior to January 31, 2016, except in limited circumstances to preserve our status as a Real Estate Investment Trust, or REIT. On or after January 31, 2016, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. In accordance with Accounting Standards Codification, or ASC, 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and therefore we recorded the Term Preferred Stock as a liability and the related dividend payments as a component of interest expense in the statement of operations.

Common Equity: During November and December 2012, we raised approximately $2.4 million in net proceeds under our ATM program with Jefferies & Company, Inc., or Jefferies. Under this agreement we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). Sales of shares of our common stock through Jefferies will be executed by means of ordinary brokers’ transactions on the NASDAQ or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Jefferies, including a combination of any of these transactions. We will pay Jefferies a commission equal to 2.0% of the gross sales proceeds of any common stock sold through Jefferies as agent under the ATM program.

Senior Common Equity: During 2011 and 2012, we have sold 118,738 shares of our senior common stock at $15.00 per share in an ongoing best-efforts public offering and issued 1,395 shares of our senior common stock under the Dividend Reinvestment Program, or DRIP program. The net proceeds, after deducting the underwriting discount and commission were $1.6 million. We can issue up to 3,000,000 shares of senior common stock and the offering will continue until the earlier of March 28, 2013 or the date on which 3,000,000 shares of senior common stock are sold. We have used the proceeds of the offering for general corporate purposes.

Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. The table below reflects the breakdown of our total rental income by tenant industry classification for the years ended December 31, 2012, 2011 and 2010, respectively (dollars in thousands):

	For the year ended December 31,
	2012		2011		2010
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$7,351	14.4%	$6,206	14.1%	$5,447	13.3%
Electronics	6,189	12.3	6,046	13.9	6,164	15.0
Healthcare	5,228	10.3	4,108	9.4	3,787	9.2
Diversified/Conglomerate Manufacturing	3,664	7.2	3,664	8.4	3,664	8.9
Chemicals, Plastics & Rubber	3,153	6.2	3,146	7.2	3,130	7.6
Beverage, Food & Tobacco	2,844	5.6	2,271	5.2	2,189	5.3
Personal & Non-Durable Consumer Products	2,507	4.9	2,316	5.3	1,228	3.0
Personal, Food & Miscellaneous Services	2,479	4.9	649	1.5	575	1.4
Containers, Packaging & Glass	2,344	4.6	2,339	5.4	2,331	5.7
Machinery	2,259	4.4	2,256	5.2	2,332	5.7
Buildings and Real Estate	2,144	4.2	2,120	4.9	2,076	5.0
Education	2,138	4.2	1,775	4.1	1,775	4.3
Automobile	1,944	3.8	1,168	2.7	1,168	2.8
Printing & Publishing	1,894	3.7	1,979	4.5	2,188	5.3
Oil & Gas	1,271	2.5	1,271	2.9	1,283	3.1
Diversified/Conglomerate Services	1,244	2.4	1,001	2.3	308	0.7
Banking	1,149	2.3	204	0.5	—	0.0
Childcare	583	1.1	583	1.3	583	1.4
Home & Office Furnishings	530	1.0	530	1.2	530	1.3
Insurance	—	0.0	—	0.0	422	1.0

	$50,915	100.0%	$43,632	100.0%	$41,180	100.0%

Our Adviser and Administrator

Our Adviser is led by a management team which has extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer and a director, is a member of the Board of Directors of our Adviser as well as its vice chairman and chief operating officer. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly traded real estate company. With the exception of Danielle Jones, our chief financial officer and treasurer, and Robert Cutlip, our president, all of our executive officers serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of our president, all of our officers and eight of our nine directors are also officers and directors of Gladstone Land. In the future, our Adviser may provide investment advisory services to other funds, both public and private.

Advisory and Administration Agreements

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator. Our Adviser and Administrator employ all of our personnel and pay their payroll, benefits and general expenses directly. We have an investment advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement.

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest on short-term debt and mortgages, tax preparation, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers).

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

For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock and senior common stock, but FFO does not include any unrealized capital gains or losses. The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeds 1.75%, or the hurdle rate, of total common stockholders’ equity. We pay our Adviser an incentive fee with respect to our pre-incentive fee FFO quarterly as follows:

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our Line of Credit agreement which limits distributions to our stockholders to 95% of FFO with acquisition-related costs that are required to be expensed under ASC 805, Business Combinations, added back to FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the years ended December 31, 2012, 2011 and 2010, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the United States, or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included elsewhere in this Form 10-K. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.

Allocation of Purchase Price

When we acquire real estate, we allocate the purchase price to (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements and long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations, based in each case on their fair values. All expenses related to the acquisition are expensed as incurred, rather than capitalized into the cost of the acquisition as had been required by the previous accounting.

Our Adviser estimates value using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. Our Adviser also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which primarily range from 9 to 18 months, depending on specific local market conditions. Our Adviser also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Our Adviser also considers the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and management’s expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. A change in any of the assumptions above, which are very subjective, could have a material impact on our results of operations.

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

Asset Impairment Evaluation

We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. In determining if impairment exists, our Adviser considers such factors as our tenants’ payment histories, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industries in which our tenants operate and whether the carrying value of our real estate has decreased. If any of the factors above indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying amount of such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate the holding periods of the properties and cap rates using information that we obtain from market comparability studies and other comparable sources. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using assumptions from market participants. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss that we would recognize.

Using the methodology discussed above and in light of the current economic conditions discussed above in “Overview—Business Environment,” we evaluated our entire portfolio as of December 31, 2012 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. As a result of this analysis, we concluded that none of our properties were impaired and we will continue to monitor our portfolio for any indicators of impairment.

Results of Operations

The weighted-average yield on our total portfolio was 9.3% as of December 31, 2012. The weighted-average yield on our portfolio is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the years ended December 31, 2012 and 2011 is below (dollars in thousands):

	For the year ended December 31,
	2012	2011	$ Change	% Change
Operating revenues
Rental income	$50,915	$43,632	$7,283	17%
Tenant recovery revenue	355	344	11	3%

Total operating revenues	51,270	43,976	7,294	17%

Operating expenses
Depreciation and amortization	16,831	14,149	2,682	19%
Property operating expenses	1,588	986	602	61%
Due diligence expense	949	700	249	36%
Base management fee	1,467	1,629	(162)	-10%
Incentive fee	3,569	3,398	171	5%
Administration fee	1,118	1,024	94	9%
General and administrative	1,594	1,497	97	6%

Total operating expenses before credit from Adviser	27,116	23,383	3,733	16%

Credit to incentive fee	(2,221)	(2,113)	108	5%

Total operating expenses	24,895	21,270	3,625	17%

Other income (expense)
Interest expense	(20,226)	(17,076)	3,150	18%
Distributions attributable to mandatorily redeemable preferred stock	(2,515)	—	2,515	NM
Other income	127	84	43	51%

Total other expense	(22,614)	(16,992)	(5,622)	33%

Net income	3,761	5,714	(1,953)	-34%

Distributions attributable to preferred stock	(4,093)	(4,094)	(1)	0%
Distributions attributable to senior common stock	(113)	(62)	51	82%

Net (loss) income available to common stockholders	$(445)	$1,558	$(2,003)	-129%

Net (loss) income available to common stockholders per weighted average share of common stock—diluted	$(0.04)	$0.00	$(0.04)	NM

FFO available to common stockholders	$16,386	$15,707	$679	4%

Diluted FFO per weighted average share of common stock	$1.48	$1.53	$(0.05)	-4%

NM = Not meaningful

Operating Revenues

Rental income increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, because of the eight properties acquired during 2012.

Tenant recovery revenue increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011. There was an increase in insurance premiums from 2011, resulting in increased reimbursements from our tenants coupled with an increase in insurance reimbursements we received from certain of our tenants at our properties acquired during 2012.

Operating Expenses

Depreciation and amortization expenses increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, because of the eight properties acquired during 2012.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily because of ground lease payments we are responsible for paying at two of our properties acquired in the fourth quarter of 2011, coupled with an increase in overhead expenses and franchise taxes paid at certain of our vacant properties.

Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Due diligence expense increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, as a result of costs incurred related to the eight properties acquired during 2012 coupled with costs incurred for other potential acquisitions, partially offset by an out of period adjustment of $250,000 recorded during the year ended December 31, 2011, related to the acquisition of the property in Orange City, Iowa in December 2010.

The base management fee decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due to a decrease in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”

The incentive fee increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was due to an increase in rental revenues from the eight acquisitions made in 2012, which was partially offset by an increase in property operating, due diligence and interest expenses during the year ended December 31, 2012, as compared to the year ended December 31, 2011.

The incentive fee credit increased slightly for the year ended December 31, 2012, as compared to the year ended December 31, 2011, because of the increase in the amount of common dividends paid for 2012, which resulted in a larger portion of the incentive fee which was credited. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily as a result of an increase in the amount of the total expenses our Administrator incurred during 2012. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to increase in legal fees incurred at certain of our properties for various projects at those properties coupled with an increase in stockholder related expenses.

Other Income and Expense

Interest expense increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011. This increase was primarily a result of interest on the $124.4 million of mortgage debt assumed and issued during 2012, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the last 12 months.

Distributions on our mandatorily redeemable preferred stock for the year ended December 31, 2012, are from the public offering of 1,540,000 shares of our 7.125% Series C Term Preferred Stock completed in February 2012. Gross proceeds of the offering totaled $38.5 million, and net proceeds were $36.7 million. There were no distributions on our mandatorily redeemable preferred stock for the year ended December 31, 2011 as there was none outstanding.

Other income increased during the year ended December 31, 2012, as compared to the year ended December 31, 2011, because of an easement payment and a bankruptcy settlement from a former tenant received in 2012 related to our property located in Sterling Heights, Michigan. This was partially offset by lower interest income on employee loans during the year ended December 31, 2012, as compared to the year ended December 31, 2011 due to principal repayments made by employees of our Adviser during 2012.

Net (Loss) Income Available to Common Stockholders

Net (loss) income available to common stockholders decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily because of increased interest expense and increased distributions to our preferred stockholders from the issuance of our Term Preferred Stock, partially offset by an increase in rental income earned from the eight properties acquired in 2012.

A comparison of our operating results for the years ended December 31, 2011 and 2010 is below (dollars in thousands):

	For the year ended December 31,
	2011	2010	$ Change	% Change
	(Dollars in Thousands)
Operating revenues
Rental income	$43,632	$41,180	$2,452	6%
Interest income from mortgage note receivable	—	421	(421)	-100%
Tenant recovery revenue	344	327	17	5%

Total operating revenues	43,976	41,928	2,048	5%

Operating expenses
Depreciation and amortization	14,149	13,264	885	7%
Property operating expenses	986	971	15	2%
Due diligence expense	700	412	288	70%
Base management fee	1,629	1,199	430	36%
Incentive fee	3,398	3,480	(82)	-2%
Administration fee	1,024	1,063	(39)	-4%
General and administrative	1,497	3,408	(1,911)	-56%

Total operating expenses before credit from Adviser	23,383	23,797	(414)	-2%

Credit to base management fee	—	(225)	225	100%
Credit to incentive fee	(2,113)	(158)	(1,955)	1237%

Total operating expenses	21,270	23,414	(2,144)	-9%

Other income (expense)
Interest expense	(17,076)	(17,063)	(13)	0%
Other income	84	3,477	(3,393)	-98%

Total other expense	(16,992)	(13,586)	(3,406)	25%

Net income	5,714	4,928	786	16%

Distributions attributable to preferred stock	(4,094)	(4,094)	—	0%
Distributions attributable to senior common stock	(62)	(20)	(42)	210%

Net income available to common stockholders	$1,558	$814	$744	91%

Diluted net income per weighted average share of common	$0.15	$0.09	$0.06	60%

FFO available to common stockholders	$15,707	$14,078	$1,629	12%

Diluted FFO per weighted average share of common stock	$1.53	$1.64	$(0.11)	-7%

Operating Revenues

Rental income increased for year ended December 31, 2011, as compared to the year ended December 31, 2010, because of the seven properties acquired during 2011 and the full year of income from our property acquired in December 2010, partially offset by the lost rental income from two of our properties, which became vacant in 2010.

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

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased during the year ended December 31, 2011, as compared to the year ended December 31, 2010, because of overhead expenses for which we became responsible, which were previously paid directly by our tenants, at our two vacant properties.

Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Due diligence expense increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, as a result of costs incurred related to the seven properties acquired during 2011, partially offset by an out of period adjustment of $250,000 recorded during 2011 related to the acquisition of the property in Orange City, Iowa in December 2010.

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

The incentive fee credit increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, because of the increase in the amount of common stock dividends paid in 2011, which resulted in a larger portion of the incentive fee which was credited. The calculation of the incentive fee is described in the detail above under “Advisory and Administration Agreement.”

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

Other Income and Expense

Interest expense increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This increase was primarily a result of an increase in the rate on our $45.2 million mortgage loan in October 2011 of 0.18% when the mortgage loan was renewed coupled with interest on the $31.7 million of mortgage debt assumed and issued during 2011. This was partially offset by a decrease of 2.3% in the interest rate charged on our $45.2 million mortgage loan that was renewed in September 2010, and reduced interest expense on our long-term financings from amortizing principal payments made during 2010 and 2011.

Other income decreased during the year ended December 31, 2011, as compared to the year ended December 31, 2010, because of $3.3 million in additional income and prepayment fees we received in connection with the early repayment of our mortgage loan in July 2010 coupled with a decrease in interest income from employee loans during the year ended December 31, 2011, as compared to the year ended December 31, 2010. This decrease was a result of loan payoffs made by employees of our Adviser during 2010 and 2011, coupled with other principal repayments made during the periods.

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

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at December 31, 2012, was $10.8 million, including $5.5 million in cash and cash equivalents and an available borrowing capacity of $5.3 million under our Line of Credit.

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

Equity Capital

During 2012, we raised $2.5 million of common equity under our ATM program, or $2.4 million in net proceeds, at an average share price of $17.79. We also raised $1.6 million in net proceeds of senior common equity. Additionally, we raised $36.7 million of mandatorily redeemable preferred equity, net of offering costs, in February 2012. We used these proceeds to repay a portion of the outstanding balance of the Line of Credit, to acquire additional properties and the remainder for general corporate and working capital needs.

We have also raised $2.4 million of additional common equity thus far in 2013 under our ATM program, or $2.3 million in net proceeds, at an average share price of $18.49.

As of December 31, 2012, we have the ability to raise up to $214.2 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-169290), or the Universal Shelf, in one or more future public offerings. Of the $214.2 million of available capacity under our Universal Shelf, $18.9 million of common stock is reserved for additional sales under our ATM Program, which we recently extended through November 2014, and $50.7 million is reserved for sales of our senior common stock. Our Universal Shelf expires in September 2013; however, we intend to file a new registration statement in order to continue to raise equity capital.

Debt Capital

As of December 31, 2012, we had 30 fixed-rate mortgage notes payable in the aggregate principal amount of $358.3 million, collateralized by a total of 64 properties with terms at issuance ranging from 5 years to 17 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2012 was 5.64%.

The CMBS market has returned, see the discussion in “Overview—Business Environment” above. Specifically, we continue to see banks and other non-bank lenders willing to issue 10-year mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and CMBS.

We have mortgage debt in the aggregate principal amount of $15.6 million payable during 2013 and $24.4 million payable during 2014. The 2013 and 2014 principal amounts payable includes both amortizing principal payments and balloon principal payments due in December of 2013 of $8.5 million and June of 2014 of $17.3 million; however, we are initiating conversations with these lenders in advance of these maturities and anticipate being able to extend the maturity dates or refinance with new lenders. We intend to pay the 2013 and 2014 debt amortization payments from operating cash flow and borrowings under our Line of Credit.

Our Line of Credit matures in December 2013. We are currently in discussions with both our existing lender and various other lenders to either renew our existing line or to implement a new line of credit. We anticipate being able to extend or issue a new line in advance of the maturity of our existing line in an amount similar to our existing Line of Credit.

If we cannot find replacement financing, we would not have enough existing liquidity to continue our existing operations. If that were to happen, management would pursue and expect to obtain an extension from the current lender in order to provide additional time to obtain replacement financing. In the unlikely scenario that we are unable to find replacement financing, management has reviewed its cash uses and sources and has identified plans that could be implemented to continue operations despite the maturity of the Line of Credit. These steps could include suspension of capital spending, cost reductions, an equity raise and possible asset disposals. Additionally management has assessed that the remaining assets in the portfolio would produce sufficient cash flows to fund operating cash needs and meet remaining debt service requirements in the near term.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2012, was $23.4 million, as compared to net cash provided by operating activities of $19.7 million for the year ended December 31, 2011. This increase was primarily a result of rental income received from the eight properties acquired in 2012, partially offset by $1.7 million of leasing commissions paid for renewing existing leases. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2012, was $92.0 million, which primarily consisted of the acquisition of eight properties during 2012, coupled with tenant improvements performed at certain of our properties and net payments to our lenders for reserves, as compared to net cash used in investing activities during the year ended December 31, 2011, of $46.0 million, which primarily consisted of the acquisition of seven properties, coupled with tenant improvements performed at certain of our properties and net payments to our lenders for reserves.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2012, was $70.8 million, which primarily consisted of proceeds from the sale of our Term Preferred Stock, common stock, net borrowings on our Line of Credit and proceeds from the issuance of mortgage notes payable, partially offset by distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the year ended December 31, 2011, was $22.6 million, which primarily consisted of proceeds from the sale of our common stock and proceeds from the issuance of mortgage notes payable, partially offset by distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments on our Line of Credit.

Line of Credit

In December 2010, we procured a $50.0 million Line of Credit maturing on December 28, 2013, with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and an administrative agent and Branch Banking and Trust Company serving as a revolving lender and letter of credit issuer. The Line of Credit originally provided for a senior secured revolving credit facility of up to $50.0 million, with a standby letter of credit sublimit of up to $20.0 million. In January 2012, the Line of Credit was expanded to $75.0 million and Citizens Bank of Pennsylvania was added as a revolving lender and letter of credit issuer. The interest rate per annum applicable to the Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00% depending upon our leverage. Our leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of 0.25% per year. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO for covenant purposes. In addition, the maximum amount that we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. Currently, 14 of our properties are pledged as collateral under our Line of Credit.

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

As of February 19, 2013, there was $19.7 million outstanding under the Line of Credit at an interest rate of approximately 3.0% and $6.1 million outstanding under letters of credit at a weighted average interest rate of 3.0%. As of February 19, 2013, the remaining borrowing capacity available under the Line of Credit was $10.6 million. Our ability to increase the availability under our Line of Credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the Line of Credit as we arrange for long-term mortgages for these pledged properties. Currently, only 16 of our properties do not have long-term mortgages, and 14 of those are pledged as collateral under our Line of Credit. Accordingly, we have only 2 properties which are unencumbered. We were in compliance with all covenants under the Line of Credit as of December 31, 2012.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$421,790	$40,602	$65,572	$183,107	$132,509
Interest on Debt Obligations (2)	120,497	23,777	41,984	24,803	29,933
Operating Lease Obligations (3)	7,400	413	826	829	5,332

Total	$549,687	$64,792	$108,382	$208,739	$167,774

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $25.0 million of the debt obligation due in 2013, mortgage notes payable that were outstanding as of December 31, 2012 and amounts due to the holders of our Term Preferred Stock.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of December 31, 2012.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, and Springfield, Missouri properties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Four of our sixty-five leases contain escalations based on market indices, and the interest rate on our existing Line of Credit is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To date, we have not entered into any derivative contracts to attempt to further manage our exposure to interest rate fluctuations.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2012, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the impact of a 1%, 2% and 3% increase in the one month LIBOR for the year ended December 31, 2012. As of December 31, 2012, our effective average LIBOR was 0.21%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Rental Income	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$—	$43	$(43)
2% Increase to LIBOR	—	85	(85)
3% Increase to LIBOR	—	128	(128)

As of December 31, 2012, the fair value of our fixed rate mortgage debt outstanding was $373.6 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at December 31, 2012, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $29.4 million and $28.2 million, respectively.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 19, 2013

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Commercial Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Commercial Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

February 19, 2013

Gladstone Commercial Corporation

Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2012	December 31, 2011
ASSETS
Real estate, at cost	$533,753	$442,521
Less: accumulated depreciation	65,730	53,784

Total real estate, net	468,023	388,737
	—	—
Lease intangibles, net	57,254	37,670
Cash and cash equivalents	5,546	3,329
Restricted cash	2,935	2,473
Funds held in escrow	7,591	4,086
Deferred rent receivable, net	15,124	12,403
Deferred financing costs, net	6,569	3,473
Other assets	1,737	976

TOTAL ASSETS	$564,779	$453,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable	$359,185	$285,350
Borrowings under line of credit	25,000	18,700
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares and no shares authorized; and 1,540,000 shares and no shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	38,500	—
Deferred rent liability, net	5,379	3,851
Asset retirement obligation liability	3,755	3,289
Accounts payable and accrued expenses	4,715	1,956
Due to Adviser and Administrator (1)	1,175	1,188
Other liabilities	4,705	3,499

Total Liabilities	$442,414	$317,833

Commitments and contingencies (2)
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 179,511 and 60,290 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 11,083,584 and 10,945,379 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	11	11
Additional paid in capital	215,470	211,553
Notes receivable—employees	(410)	(422)
Distributions in excess of accumulated earnings	(92,708)	(75,830)

Total Stockholders’ Equity	122,365	135,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$564,779	$453,147

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 8 “Commitments and Contigencies”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	For the year ended December 31,
	2012	2011	2010
Operating revenues
Rental income	$50,915	$43,632	$41,180
Interest income from mortgage note receivable	—	—	421
Tenant recovery revenue	355	344	327

Total operating revenues	51,270	43,976	41,928

Operating expenses
Depreciation and amortization	16,831	14,149	13,264
Property operating expenses	1,588	986	971
Due diligence expense	949	700	412
Base management fee (1)	1,467	1,629	1,199
Incentive fee (1)	3,569	3,398	3,480
Administration fee (1)	1,118	1,024	1,063
General and administrative	1,594	1,497	3,408

Total operating expenses before credits from Adviser	27,116	23,383	23,797

Credit to base management fee (1)	—	—	(225)
Credit to incentive fee (1)	(2,221)	(2,113)	(158)

Total operating expenses	24,895	21,270	23,414

Other income (expense)
Interest expense	(20,226)	(17,076)	(17,063)
Distributions attributable to mandatorily redeemable preferred stock	(2,515)	—	—
Other income	127	84	3,477

Total other expense	(22,614)	(16,992)	(13,586)

Net income	3,761	5,714	4,928

Distributions attributable to preferred stock	(4,093)	(4,094)	(4,094)
Distributions attributable to senior common stock	(113)	(62)	(20)

Net (loss) income available to common stockholders	$(445)	$1,558	$814

Earnings per weighted average share of common stock—basic & diluted
(Loss) income from continuing operations (net of dividends attributable to preferred stock)	$(0.04)	$0.15	$0.09
Net (loss) income available to common stockholders	$(0.04)	$0.15	$0.09

Weighted average shares of common stock outstanding
Basic	10,953,325	10,236,859	8,576,303

Diluted	10,953,325	10,288,711	8,601,153

Earnings per weighted average share of senior common stock	$1.06	$1.05	$0.81

Weighted average shares of senior common stock outstanding—basic	107	59	25

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Stockholders’ Equity

(Dollars and Shares in Thousands)

	Preferred Stock	Senior Common Stock	Common Stock	Capital in Excess of Par Value	Notes Receivable from Employees	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity
Balance at December 31, 2009	$2	$—	$9	$170,623	$(2,305)	$(49,878)	$118,451

Issuance of senior common stock and common stock, net	—	—	—	3,882	—	—	3,882
Repayment of principal on employee notes receivable	—	—	—	—	1,342	—	1,342
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(16,984)	(16,984)
Forfeiture of common stock in satisfaction of employee note receivable	—	—	—	(244)	—	—	(244)
Net income	—	—	—	—	—	4,928	4,928

Balance at December 31, 2010	$2	$—	$9	$174,261	$(963)	$(61,934)	$111,375

Issuance of common stock, net	—	—	2	37,292	—	—	37,294
Repayment of principal on employee notes receivable	—	—	—	—	541	—	541
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(19,610)	(19,610)
Net income	—	—	—	—	—	5,714	5,714

Balance at December 31, 2011	$2	$—	$11	$211,553	$(422)	$(75,830)	$135,314

Issuance of senior common stock and common stock, net	—	—	—	3,917	—	—	3,917
Repayment of principal on employee notes receivable	—	—	—	—	12	—	12
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(20,639)	(20,639)
Net income	—	—	—	—	—	3,761	3,761

Balance at December 31, 2012	$2	$—	$11	$215,470	$(410)	$(92,708)	$122,365

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$3,761	$5,714	$4,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,831	14,149	13,264
Amortization of deferred financing costs	1,502	918	1,003
Amortization of deferred rent asset and liability, net	(772)	(616)	(684)
Amortization of discount and premium on assumed debt	9	94	11
Asset retirement obligation expense	168	157	143
(Increase) decrease in other assets	(211)	(142)	389
Increase in deferred rent liability	2,510	1,626	—
Increase in deferred rent receivable	(2,144)	(1,394)	(1,652)
Increase (decrease) in accounts payable, accrued expenses, and amount due Adviser and Administrator	2,746	(504)	348
Increase (decrease) in other liabilities	743	(340)	363
Leasing commissions paid	(1,738)	(6)	(7)

Net cash provided by operating activities	23,405	19,656	18,113

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(82,239)	(42,681)	(1,212)
Improvements of existing real estate	(5,557)	(1,844)	(1,207)
Principal repayments on mortgage notes receivable	—	—	10,000
Receipts from lenders for funds held in escrow	1,959	1,911	1,618
Payments to lenders for funds held in escrow	(5,463)	(3,376)	(1,751)
Receipts from tenants for reserves	2,870	2,205	2,155
Payments to tenants from reserves	(2,543)	(2,031)	(2,130)
(Increase) decrease in restricted cash	(461)	(185)	345
Deposits on future acquisitions	(550)	—	—
Deposits refunded	—	—	250

Net cash (used in) provided by investing activities	(91,984)	(46,001)	8,068

Cash flows from financing activities:
Proceeds from issuance of equity	4,191	39,707	4,127
Offering costs	(300)	(2,412)	(249)
Proceeds from issuance of mandatorily redeemable preferred stock	38,500	—
Borrowings under mortgage notes payable	99,455	20,052	—
Payments for deferred financing costs	(4,598)	(1,065)	(1,192)
Principal repayments on mortgage notes payable	(52,285)	(6,311)	(2,687)
Principal repayments on employee notes receivable	12	542	1,341
Borrowings from line of credit	41,800	58,474	32,795
Repayments on line of credit	(35,500)	(66,774)	(38,995)
Increase (decrease) in security deposits	134	9	(370)
Distributions paid for common, senior common and preferred stock	(20,613)	(19,610)	(16,979)

Net cash provided by (used in) financing activities	70,796	22,612	(22,209)

Net increase (decrease) in cash and cash equivalents	2,217	(3,733)	3,972
Cash and cash equivalents, beginning of period	3,329	7,062	3,097

Cash and cash equivalents, end of period	$5,546	$3,329	$7,069

Cash paid during year for interest	$21,239	$17,076	$17,970

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION
Increase in asset retirement obligation	$298	$69	$614

Fixed rate debt assumed in connection with acquisitions	$24,926	$11,921	$10,795

Forfeiture of common stock in satisfaction of employee note receivable	$—	$—	$244

Senior common dividend issued in the dividend reinvestment program	$26	—	$4

Leasing commissions included in accounts payable	$—	$—	$458

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

Gladstone Commercial Corporation, (the “Company”, “we” ,“us” ,” our”), is a real estate investment trust (“REIT”), that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”).

Subsidiaries

We conduct substantially all of our operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As we currently own all of the general and limited partnership interests of the Operating Partnership through GCLP Business Trust I and II, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.

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

Reclassifications

Certain line items on the consolidated statements of operations and consolidated statements of cash flows from prior years’ financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

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

We account for our acquisitions of real estate in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires that the purchase price of real estate be recorded at fair value and allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt, capital lease obligations, and identified intangible assets and liabilities, consisting of above-market and below-market leases, in-place leases, lease origination costs and tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.

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

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $11.9 million, $10.1 million and $9.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Above-market and below-market in-place lease fair values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.3 million for each of the years ended December 31, 2012, 2011 and 2010, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $1.1 million. $1.0 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The value of in-place leases and lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets was $4.9 million, $4.0 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Impairment

We account for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists or that depreciation periods should be modified. If circumstances indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether there are indications that the fair value of the real estate has decreased. If the carrying amount is less than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. We concluded that none of our properties were impaired as of December 31, 2012, and will continue to monitor our portfolio for any indicators of impairment. There have been no impairments recognized on our real estate assets since inception.

Cash and Cash Equivalents

We consider cash equivalents to be all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. Our cash and cash equivalents at December 31, 2012 were primarily held in the custody of two financial institutions, and our balance at times may exceed federally insurable limits.

Restricted Cash

Restricted cash consists of security deposits and receipts from tenants for reserves. These funds will be released to the tenants upon completion of agreed upon tasks, as specified in the lease agreements, mainly consisting of maintenance and repairs on the buildings and upon receipt by us of evidence of insurance and tax payments. For purposes of the consolidated statements of cash flows, changes in restricted cash caused by changes in reserves held for tenants are shown as investing activities. Changes in restricted cash caused by changes in security deposits are reflected in cash from financing activities.

Funds Held in Escrow

Funds held in escrow consist of funds held by certain of our lenders for properties held as collateral by these lenders. These funds will be released to us upon completion of agreed upon tasks, as specified in the mortgage agreements, mainly consisting of maintenance and repairs on the buildings, and when evidence of insurance and tax payments has been submitted to the lenders.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $4.6 million, $1.1 million and $1.2 million for deferred financing costs during the years ended December 31, 2012, 2011 and 2010, respectively. The payments incurred during the year ended December 31, 2012 were primarily related to the issuance of our 7.125% Series C Cumulative Term Preferred Stock, (the “Term Preferred Stock”), discussed in further detail in Note 7 “Mandatorily Redeemable Preferred Stock.” Total amortization expense related to deferred financing costs is included in interest expense and was $1.5 million, $1.0 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Income Taxes

We have operated and intend to continue to operate in a manner that will allow us to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and, accordingly, will not be subject to federal income taxes on amounts distributed to stockholders (except income from foreclosure property), provided that we distribute at least 90% of our REIT taxable income to our stockholders and meet certain other conditions. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income.

Commercial Advisers is a wholly-owned TRS that is subject to federal and state income taxes. Though Commercial Advisers has had no activity to date, we would account for any future income taxes in accordance with the provisions of ASC 740, “Income Taxes.” Under ASC 740-10-25, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2012, 2011 and 2010, we did not record any uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted over the life of the leases for the respective properties. We accrued $0.3 million, $0.1 million and $0.6 million in liabilities in connection with acquisitions for the years ended December 31, 2012, 2011 and 2010, respectively. We also recorded expenses of $0.2 million, $0.2 million and $0.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.2 million and the discount rates used in the calculations ranges from 2.5% to 7.6%. We do not expect to make any payments in conjunction with these obligations in each of the next five years.

Stock Issuance Costs

We account for stock issuance costs in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 5.A, which states that incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. Accordingly, we record costs incurred related to our ongoing equity offerings to other assets on our consolidated balance sheet and ratably apply these amounts to the cost of equity as stock is issued. If an equity offering is subsequently terminated and there are amounts remaining in other assets that have not been allocated to the cost of the offering, the remaining amounts are recorded as a general and administrative expense on our consolidated statements of operations.

Other Income

We record non-operating and unusual or infrequently earned income as other income on our consolidated statements of operations. Accordingly, on April 15, 2005, we originated a mortgage loan in the amount of $10.0 million that was collateralized by an office building located in McLean, Virginia in which our Adviser and Administrator are subtenants. The mortgage loan was originally scheduled to mature in May 2017 but, in July 2010 this mortgage was fully repaid. We received $3.3 million of additional income and prepayment fees in connection with the early payment, which was recorded as other income in the consolidated statement of operations.

Real Estate Held for Sale and Discontinued Operations

ASC 360-10, “Property, Plant, and Equipment,” requires that the results of operations of any properties which have been sold, or are held for sale, be presented as discontinued operations in our consolidated financial statements in both current and prior periods presented. Income items related to held for sale properties are listed separately on our consolidated income statement as discontinued operations. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value, less the cost to sell, and are listed separately on our consolidated balance sheet. Once properties are listed as held for sale, no further depreciation is recorded. We currently do not own any properties that are classified as discontinued operations.

Comprehensive Income

For the years ended December 31, 2012, 2011 and 2010, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-04 which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards, or IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and as such, we have increased our disclosures related to Level 3 fair value measurements of our mortgage notes payable, in addition to other required disclosures. There were no related impacts on our financial position, results of operations or cash flows.

2. Related-Party Transactions

We are externally managed pursuant to contractual arrangements with our Adviser and Gladstone Administration, LLC (the “Administrator”), which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. We have an advisory agreement with our Adviser (the “Advisory Agreement”) and an administration agreement with our Administrator (the “Administration Agreement”). The management and administrative services and fees under the Advisory and Administration Agreements are described below. As of both December 31, 2012 and December 31, 2011, $1.2 million was due to our Adviser and Administrator.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders’ equity, less the recorded value of any preferred stock (“common stockholders’ equity”), and an incentive fee based on funds from operations (“FFO”). For the years ended December 31, 2012, 2011 and 2010, we recorded a base management fee of $1.5 million, $1.6 million and $1.2 million, respectively. Our Advisor’s Board of Directors voted to give us a voluntary and irrevocable credit to the base management fee for the year ended December 31, 2010 of $0.2 million. This credit may not be recouped by our Adviser in the future.

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

For the years ended December 31, 2012, 2011 and 2010, we recorded an incentive fee of $3.6 million, $3.4 million and $3.5 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $2.2 million, $2.1 million and $0.2 million, respectively, resulting in a net incentive fee for the years ended December 31, 2012, 2011 and 2010, of $1.4 million, $1.3 million and $3.3 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the years ended December 31, 2012, 2011 and 2010, in order to support the current level of distributions to our stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the years ended December 31, 2012, 2011 and 2010, we recorded an administration fee of $1.1 million, $1.0 million and $1.1 million, respectively.

Dealer Manager Agreement

In connection with the offering of our senior common stock (see Note 9, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011 (the “Dealer Manager Agreement”), with Gladstone Securities, LLC (the “Dealer Manager”), pursuant to which the Dealer Manager agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager is an affiliate of ours, as its parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of senior common stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of senior common stock sold. The Dealer Manager, in its sole and absolute discretion, may re-allocate all of its selling commissions attributable to a participating broker-dealer and may also re-allocate a portion of its Dealer Manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we have agreed to indemnify the Dealer Manager against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $173,000 and $5,000 of payments during the years ended December 31, 2012 and 2011, respectively, to the Dealer Manager pursuant to this agreement. There were no payments made during the year ended December 31, 2010.

3. Earnings (Loss) per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2012, 2011 and 2010. We computed basic earnings per share for the years ended December 31, 2012, 2011 and 2010 using the weighted average number of shares outstanding during the periods. Diluted earnings (loss) per share for the years ended December 31, 2012, 2011 and 2010, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net (loss) income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (in thousands).

	For the year ended December 31,
	2012	2011	2010
Calculation of basic earnings per share of common stock:
Net (loss) income available to common stockholders	$(445)	$1,558	$814
Denominator for basic weighted average shares of common stock	10,953,325	10,236,859	8,576,303

Basic (loss) earnings per share of common stock	$(0.04)	$0.15	$0.09

Calculation of diluted earnings per share of common stock:
Net (loss) income available to common stockholders	$(445)	$1,558	$814
Add: Income impact of assumed conversion of senior common stock (1)	—	62	20

Net (loss) income available to common stockholders plus assumed conversions	$(445)	$1,620	$834
Denominator for basic weighted average shares of common stock	10,953,325	10,236,859	8,576,303
Effect of convertible senior common stock (1)	—	51,852	24,850

Denominator for diluted weighted average shares of common stock	10,953,325	10,288,711	8,601,153

Diluted (loss) earnings per share of common stock	$(0.04)	$0.15	$0.09

(1)

Convertible senior common stock was excluded from the calculation of diluted earnings per share for the year ended December 31, 2012 because it was anti-dilutive. Had the convertible senior common stock been included in the calculation, 121,891 additional shares would have been included in the diluted weighted average shares of common stock.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Real estate:
Land	$69,126	$60,602
Building and improvements	442,451	367,605
Tenant improvements	22,176	14,314
Accumulated depreciation	(65,730)	(53,784)

Real estate, net	$468,023	$388,737

New Real Estate Activity

During the year ended December 31, 2012, we acquired eight properties, which are summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized Straight Line Rent	Debt Issued / Assumed
Ashburn, VA	1/25/2012	52,130	15 years	2 (5 years each)	$10,775	$102	$989	N/A
Ottumwa, IA	5/30/2012	352,860	11.5 years	3 (5 years each)	7,100	49	684	5,000
New Albany, OH	6/5/2012	89,000	10.5 years	2 (5 years each)	13,333	196	1,361	N/A
Columbus, GA	6/21/2012	32,000	11.5 years	2 (5 years each)	7,320	71	656	4,750
Columbus, OH	6/28/2012	31,293	10 years	N/A	4,037	66	342	N/A
Jupiter, FL	9/26/2012	60,000	10.5 years	2 (5 years each)	15,500	61	1,372	10,758	(1)
Fort Worth, TX	11/8/2012	208,234	14 years	N/A	19,950	128	1,628	14,168	(1)
Columbia, SC	11/21/2012	146,483	10 years	3 (5 years each)	29,150	105	2,614	19,000

Total		972,000			$107,165	$778	$9,646	$53,676

(1)	Debt assumed as part of acquisition

In accordance with ASC 805, we determined the fair value of acquired assets and liabilities assumed related to the properties acquired during the year ended December 31, 2012 as follows (in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Discount/ (Premium) on Assumed Debt	Total Purchase Price
Ashburn, VA	$706	$6,551	$1,307	$804	$908	$499	$—	$—	$—	$10,775
Ottumwa, IA	212	4,743	329	940	484	499	—	(107)	—	7,100
New Albany, OH	1,658	7,511	1,235	1,122	857	903	47	—	—	13,333
Columbus, GA	1,378	3,894	626	574	473	375	—	—	—	7,320
Columbus, OH	542	1,856	597	391	213	325	113	—	—	4,037
Jupiter, FL	1,160	11,249	745	1,603	701	909	—	—	(867)	15,500
Fort Worth, TX	963	15,507	140	1,579	2,107	517	—	—	(863)	19,950
Columbia, SC	1,905	17,765	2,883	2,454	1,490	1,919	734	—	—	29,150

	$8,524	$69,076	$7,862	$9,467	$7,233	$5,946	$894	$(107)	$(1,730)	$107,165

Below is a summary of the total revenue and net income recognized on the properties acquired during the year ended December 31, 2012 (in thousands):

		For the Year Ended December 31,
	Acquisition Date	2012	2012
Location		Rental Revenue	Net Income (1)
Ashburn, VA	1/25/2012	$925	$555
Ottumwa, IA	5/30/2012	408	200
New Albany, OH	6/5/2012	776	445
Columbus, GA	6/21/2012	346	186
Columbus, OH	6/28/2012	168	65
Jupiter, FL	9/26/2012	362	191
Fort Worth, TX	11/8/2012	240	118
Columbia, SC	11/21/2012	282	123

		$3,507	$1,883

(1)	Does not include interest expense or acquisition related costs that are required to be expensed under ASC 805.

We acquired eight properties during the year ended December 31, 2012, seven properties during the year ended December 31, 2011, and one property during the year ended December 31, 2010. The following table reflects pro-forma consolidated statements of operations as if the properties were acquired as of the beginning of the previous period. The pro-forma earnings for the year ended December 31, 2012, were adjusted to exclude $0.8 million of acquisition-related costs incurred in 2012, and the pro-forma earnings related to the eight properties acquired. The pro-forma earnings for the year ended December 31, 2012, were adjusted to include these charges (dollars in thousands):

	For the year ended December 31,
	2012	2011	2010
	(unaudited)
Operating Data:
Total operating revenue	$55,849	$56,414	$47,968
Total operating expenses	(27,571)	(29,182)	(27,566)
Other expense	(25,040)	(21,709)	(15,465)

Net income	3,238	5,523	4,937
Dividends attributable to preferred and senior common stock	(4,206)	(4,156)	(4,114)

Net (loss) income available to common stockholders	$(968)	$1,367	$823

Share and Per Share Data:
Basic & diltued (loss) earnings per share of common stock	$(0.09)	$0.13	$0.10
Weighted average shares outstanding-basic (in thousands)	10,953,325	10,236,859	8,576,303
Weighted average shares outstanding-diluted (in thousands)	10,953,325	10,288,711	8,601,153

The weighted average amortization period for the intangible assets acquired and liabilities assumed during the years ended December 31, 2012 and 2011, respectively, were as follows:

Intangible Assets & Liabilities	2012	2011
In-place leases	11.2	16.4
Leasing costs	11.2	16.4
Customer relationships	14.6	19.2
Above market leases	10.1	8.8
Below market leases	11.3	20.9

All intangible assets & liabilities	12.1	17.1

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter is as follows:

Year	Tenant Lease Payments
2013	$50,534
2014	49,719
2015	46,431
2016	42,240
2017	40,239
Thereafter	266,545

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay property taxes on the respective properties in the event the tenants fail to pay them. The total annual property taxes for all properties owned by us at December 31, 2012, were $8.9 million.

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

On February 27, 2012, we extended the lease with the tenant occupying our property located in Roseville, Minnesota. The new lease covers approximately one-third of this property and was extended for an additional five-year period, through December 2017. The lease was originally set to expire in December 2012. The tenant in this property paid rent on the entire building through the end of 2012, and we continue to search for new tenants to lease the remainder of the building. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $2.9 million for the remainder of 2012 and annualized straight line rents beginning in 2013 of $1.2 million. Furthermore, the lease grants the tenant one option to extend the lease for a period of five years. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.4 million, payable over two years, and paid $0.8 million in leasing commissions.

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

On November 8, 2012, we extended the lease with the tenant occupying our property located in Big Flats, New York. The lease covering this property was extended for an additional 10 years, through September 2023. The lease was originally set to expire in September 2013. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.5 million. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.2 million in leasing commissions.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class (in thousands):

	December 31, 2012		December 31, 2011
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$34,085	$(12,125)	$24,620	$(10,181)
Leasing costs	24,071	(7,103)	15,013	(5,663)
Customer relationships	26,671	(8,345)	20,725	(6,844)

	$84,827	$(27,573)	$60,358	$(22,688)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year	Estimated Amortization Expense
2013	$7,545
2014	6,282
2015	5,854
2016	5,223
2017	5,039
Thereafter	27,311

5. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit (the “Line of Credit”) as of December 31, 2012 and December 31, 2011 are summarized below (in thousands):

Date of Issuance/ Assumption	Principal Maturity Date	Stated Interest Rate at December 31, 2012 (1)	Principal Balance Outstanding
			December 31, 2012	December 31, 2011
02/21/06	12/01/13	5.91%	$8,658	$8,845
02/21/06	06/30/14	5.20%	17,930	18,345
08/25/05	09/01/15	5.33%	20,074	20,431
09/12/05	09/01/15	5.21%	11,821	12,019
09/06/07	12/11/15	5.81%	4,141	4,219
12/21/05	01/08/16	5.71%	18,155	18,448
03/29/06	04/01/16	5.92%	16,669	16,871
04/27/06	05/05/16	6.58%	13,080	13,409
08/29/08	06/01/16	6.80%	5,866	6,019
06/20/11	06/30/16	6.08%	11,341	11,505
11/22/06	12/01/16	5.76%	13,558	13,761
12/22/06	01/01/17	5.79%	20,731	21,037
02/08/07	03/01/17	6.00%	13,775	13,775
06/05/07	06/08/17	6.11%	14,163	14,240
10/15/07	11/08/17	6.63%	15,072	15,278
09/26/12	07/01/18	5.75%	10,707	—
11/18/11	11/01/18	4.50%	4,256	4,352
12/06/11	12/06/19	6.00%	8,272	8,500
10/28/11	11/01/21	6.00%	7,068	7,190
04/05/12	05/01/22	6.10%	18,821	—
06/21/12	07/06/22	5.05%	4,712	—
08/03/12	07/31/22	5.00%	2,979	—
07/24/12	08/01/22	5.60%	9,661	—
10/01/12	10/01/22	4.86%	33,888	—
11/21/12	12/06/22	4.04%	19,000	—
12/15/10	12/10/26	6.63%	9,983	10,402
05/16/12	12/31/26	4.30%	2,897	—
11/08/12	02/01/27	5.69%	14,145	—
05/30/12	05/10/27	6.50%	4,883	—
06/27/12	07/01/29	5.10%	1,984	—
09/15/08	10/01/12	4.76%	—	45,233
03/16/05	04/01/30	6.33%	—	2,314

Contractual Fixed-Rate Mortgage Notes Payable:			$358,290	$286,193

Premiums and (Discounts), net:			895	(843)

Total Fixed-Rate Mortgage Notes Payable:			$359,185	$285,350

Variable-Rate Line of Credit:
12/28/10	12/28/13	LIBOR +2.75%	$25,000	$18,700

Total Mortgage Notes Payable and Line of Credit			$384,185	$304,050

(1)	The weighted average interest rate on all debt outstanding at December 31, 2012, was approximately 5.46%.

Mortgage Notes Payable

As of December 31, 2012, we had 30 fixed-rate mortgage notes payable, collateralized by a total of 64 properties. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of December 31, 2012 was 5.64%.

Repayments

On February 1, 2012, we repaid in full the mortgage on our property located in Canton, North Carolina in the amount of $2.3 million. We did not incur any prepayment penalties associated with the early repayment. The original maturity date of this mortgage was April 2030.

On October 1, 2012, we repaid our $45.2 million mortgage in full, which, with extension options, was due October 1, 2013, without incurring any exit fees. We used proceeds from a $34.0 million mortgage, borrowed through certain of our wholly-owned subsidiaries, pursuant to a long-term note payable from KeyBank National Association, which is collateralized by security interests in seven of our properties coupled with existing cash on hand to repay the mortgage.

During the year ended December 31, 2012, we issued or assumed 11 long-term mortgages, which are summarized below (in thousands):

Date of Issuance/ Assumption	Issuing Bank	Borrowings	Interest Rate	Maturity Date
4/5/2012	KeyBank National Association	$19,000	6.10%	5/1/2022
5/16/2012	City National Bank	2,940	4.30%	12/31/2026
5/30/2012	Modern Woodman of America	5,000	6.50%	5/10/2027
6/21/2012	Citigroup	4,750	5.05%	7/6/2022
6/27/2012	American Equity Investment Life Co.	2,000	5.10%	7/1/2029
7/24/2012	American National Insurance Co.	9,750	5.60%	8/1/2022
8/3/2012	Farmers Citizens Bank	3,000	5.00%	7/31/2022
9/26/2012	Midland National Investment Life Co.	10,758	5.75%	7/1/2018
10/1/2012	KeyBank National Association	34,000	4.86%	10/1/2022
11/8/2012	American United Life Insurance Co	14,168	5.69%	2/1/2027
11/21/2012	Cantor Commercial Real Estate	19,000	4.04%	12/6/2022

		$124,366

The fair value of all fixed-rate mortgage notes payable outstanding as of December 31, 2012, was $373.6 million, as compared to the carrying value stated above of $358.3 million. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows (in thousands):

Year	Scheduled Principal Payments
2013	$15,602
2014	24,377
2015	41,195
2016	79,219
2017	65,386
Thereafter	132,511

$358,290

Line of Credit

In December 2010, we procured a $50.0 million Line of Credit (with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and an administrative agent and Branch Banking and Trust Company serving as an additional revolving lender and letter of credit issuer), which matures on December 28, 2013. The Line of Credit originally provided for a senior secured revolving credit facility of up to $50.0 million with a standby letter of credit sublimit of up to $20.0 million. On January 31, 2012, the Line of Credit was expanded to $75.0 million and Citizens Bank of Pennsylvania was added as a revolving lender and letter of credit issuer. Currently, 14 of our properties are pledged as collateral under our Line of Credit. The interest rate per annum applicable to the Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of 0.25% per year. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards.

If and when long-term mortgages are arranged for these pledged properties, the banks will release the properties from the Line of Credit and reduce the availability under the Line of Credit by the advanced amount of the released property. Conversely, as we purchase new properties meeting the eligibility standards, we may pledge these new properties to obtain additional availability under the Line of Credit. The availability under the Line of Credit is also reduced by letters of credit used in the ordinary course of business. We may use the advances under the Line of Credit for both general corporate purposes and the acquisition of new investments.

At December 31, 2012, there was $25.0 million outstanding under the Line of Credit at an interest rate of approximately 3.0% and $6.1 million outstanding under letters of credit at a weighted average interest rate of 3.0%. At December 31, 2012, the maximum additional amount we could draw was $5.3 million. We were in compliance with all covenants under the Line of Credit as of December 31, 2012. The amount outstanding on the Line of Credit as of December 31, 2012 approximates fair value, because the debt is short-term.

6. Mandatorily Redeemable Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million and were used to repay a portion of outstanding borrowings under our Line of Credit, for acquistions of real estate and for working capital. The Term Preferred Stock is traded under the ticker symbol GOODN on the NASDAQ Global Select Market, or the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security of ours. Generally, we may not redeem shares of the Term Preferred Stock prior to January 31, 2016, except in limited circumstances to preserve our status as a REIT. On or after January 31, 2016, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. We incurred $1.8 million in total offering costs related to these transactions, which have been recorded as deferred financing fees on the consolidated balance sheet and will be amortized over the redemption period ending January 31, 2017.

The Term Preferred Stock is recorded as liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the statement of operations.

The fair value of our Term Preferred Stock as of December 31, 2012, was $39.5 million, as compared to the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of December 31, 2012 of $25.64. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2012, are as follows (in thousands):

		For the year ended December 31,
Location	Lease End Date	2013	2014	2015	2016	2017	2018	Thereafter
Tulsa, OK	Apr-21	$153	$153	$153	$153	$153	$153	$381
Dartmouth, MA	May-36	174	174	174	174	174	174	3,470
Springfield, MA	Feb-30	86	86	86	86	89	90	1,064

		$413	$413	$413	$413	$416	$417	$4,915

Expenses recorded in connection to rental expense incurred for the properties listed above during the year ended December 31, 2012, 2011, and 2010 were $426, $191, and $140, respectively. Rental expenses are reflected in property operating expenses on the consolidated statements of operations.

8. Stockholders’ Equity

Distributions

Our Board of Directors declared the following distributions per share for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
	2012	2011		2010
Common Stock	$1.50	$1.50		$1.50
Senior Common Stock	1.05	1.05		0.7875
Series A Preferred Stock	1.9374996	1.9374996		1.9374996
Series B Preferred Stock	1.8750	1.8750		1.8750
Series C Preferred Stock	1.6328	N/A	(1)	N/A	(1)

(1)	There was no Series C Preferred Stock outstanding during the years ended December 31, 2011 and 2010.

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. There were no capital gains during the last three years. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital
Common Stock
For the year ended December 31, 2010	15.76540%	84.23460%
For the year ended December 31, 2011	16.62560%	83.37440%
For the year ended December 31, 2012	0.00000%	100.00000%
Senior Common Stock
For the year ended December 31, 2010	100.00000%	0.00000%
For the year ended December 31, 2011	100.00000%	0.00000%
For the year ended December 31, 2012	0.00000%	100.00000%
Series A Preferred Stock
For the year ended December 31, 2010	100.00000%	0.00000%
For the year ended December 31, 2011	100.00000%	0.00000%
For the year ended December 31, 2012	91.70830%	8.29170%
Series B Preferred Stock
For the year ended December 31, 2010	100.00000%	0.00000%
For the year ended December 31, 2011	100.00000%	0.00000%
For the year ended December 31, 2012	91.70830%	8.29170%
Series C Preferred Stock
For the year ended December 31, 2010	N/A	N/A (1)
For the year ended December 31, 2011	N/A	N/A (1)
For the year ended December 31, 2012	91.70830%	8.29170%

(1)	There was no Series C Preferred Stock outstanding during the years ended December 31, 2011 and 2010.

Ongoing Activity

We have an open market sale agreement, or the Open Market Sale Agreement, with Jefferies & Company, Inc., or Jefferies, under which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. As of December 31, 2012, we had sold 330,570 shares with gross proceeds of $6.1 million, and have a remaining capacity to sell up to $18.9 million of common stock under the Open Market Sale Agreement with Jefferies.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our senior common stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares are intended to be offered pursuant to the primary offering and 500,000 shares are intended to be offered pursuant to our senior common distribution reinvestment plan, or the DRIP. We, however, reserve the right to reallocate the number of shares being offered between the primary offering and the DRIP. As of December 31, 2012 we have sold 118,738 shares of senior common stock in this ongoing offering, for gross proceeds of $1.8 million, and issued an additional 1,395 shares of senior common stock under the DRIP program.

Notes to Employees

The following table is a summary of all outstanding notes issued to employees of the Adviser for the exercise of stock options (dollars in thousands):

Date Issued	Number of Options Exercised	Strike Price of Options Exercised	Amount of Promissory Note Issued to Employees	Outstanding Balance of Employee Loans at December 31, 2012	Outstanding Balance of Employee Loans at December 31, 2011	Maturity Date of Note	Interest Rate on Note
Sep 2004	25	$15.00	$375	$—	$11	Sep 2013	5.00%
Apr 2006	12	16.10	193	3	4	Apr 2015	7.77%
May 2006	2	16.10	32	32	32	May 2016	7.87%
Nov 2006	25	15.00	375	375	375	Nov 2015	8.15%

	64		$975	$410	$422

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, these notes were recorded as full recourse loans to employees and are included in the equity section of the accompanying consolidated balance sheets. As of December 31, 2012, each loan maintained its full recourse status.

9. Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2012 and 2011 (dollars in thousands).

	Quarter ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Operating revenues	$13,790	$12,970	$12,410	$12,100
Operating expenses	6,971	6,100	6,027	5,797
Other expense	(6,205)	(5,878)	(5,529)	(5,002)

Net income	614	992	854	1,301
Dividends attributable to preferred and senior common stock	(1,065)	(1,053)	(1,046)	(1,042)

Net (loss) income available to common stockholders	(451)	(61)	(192)	259
Net (loss) income available to common stockholders—basic & diluted	$(0.04)	$(0.01)	$(0.02)	$0.02
Weighted average shares outstanding—basic	10,976,992	10,945,379	10,945,379	10,945,379
Weighted average shares outstanding—diluted	10,976,992	10,945,379	10,945,379	11,006,597

	Quarter ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Operating revenues	$11,468	$11,173	$10,816	$10,519
Operating expenses	5,895	5,183	5,255	4,937
Other expense	(4,457)	(4,242)	(4,191)	(4,102)

Net income	1,116	1,748	1,370	1,480
Dividends attributable to preferred and senior common stock	(1,040)	(1,039)	(1,039)	(1,038)

Net income available to common stockholders	76	709	331	442
Net (loss) income available to common stockholders—basic & diluted	$0.01	$0.06	$0.03	$0.05
Weighted average shares outstanding—basic	10,945,379	10,935,922	9,782,368	9,258,018
Weighted average shares outstanding—diluted	10,997,231	10,987,601	9,834,047	9,309,697

10. Subsequent Events

On January 8, 2013, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
January 18, 2013	January 31, 2013	$0.125	$0.1614583	$0.15625	$0.1484375
February 15, 2013	February 28, 2013	0.125	0.1614583	0.15625	0.1484375
March 15, 2013	March 28, 2013	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders or Record During the Month of:	Payment Date	Distribution per Share
January	February 7, 2013	$0.0875
February	March 7, 2013	0.0875
March	April 5, 2013	0.0875

Total		$0.2625

On January 14, 2013, we extended the lease with the tenant occupying our property located in Champaign, Illinois. The lease covering this property was extended for an additional 11 years, through December 2024. The lease was originally set to expire in December 2013. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.4 million. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.4 million in leasing commissions.

During January 2013, we issued 129,278 common shares for gross proceeds of $2.4 million from the issuance of equity under our ATM program.

On January 22, 2013, our tenant in our property located in Baytown, Texas notified us that they would not be renewing their lease. The current lease on the property expires on April 30, 2013.

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012 (Dollars in Thousands)

		Initial Cost		Improvement Costs Capitalized Subsequent to Acquisition	Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina Office Building	$4,914	$960	$4,481	$—	$960	$4,481	$5,441	$1,499	$3,942	1997	12/23/2003
Canton, Ohio Office & Warehouse Building	2,770	186	3,083	—	186	3,083	3,269	785	2,484	1994	1/30/2004
Akron, Ohio Office & Laboratory Building	7,099	1,973	6,771	285	1,973	7,056	9,029	1,554	7,475	1968/1999	4/29/2004
Charlotte, North Carolina Office Building	6,574	740	8,423	61	740	8,484	9,224	1,876	7,348	1984/1995	6/30/2004
Canton, North Carolina Commercial & Manufacturing Building	3,794	150	5,050	—	150	5,050	5,200	1,098	4,102	1998	7/6/2004
Snyder Township, Pennsylvania Commercial & Warehouse Building	5,375	100	6,574	169	100	6,743	6,843	1,437	5,406	1991	8/5/2004
Lexington, North Carolina Commercial & Warehouse Building	2,730	820	2,107	19	820	2,126	2,946	460	2,486	1986	8/5/2004
Austin, Texas Office Building	6,500	1,000	6,296	66	1,000	6,362	7,362	1,387	5,975	2001	9/16/2004
Mt. Pocono, Pennsylvania Commercial & Manufacturing Building	5,044	350	5,819	18	350	5,837	6,187	1,247	4,940	1995-1999	10/15/2004
San Antonio, Texas Flexible Office Building	6,879	843	7,514	625	843	8,139	8,982	1,949	7,033	1999	2/10/2005
Columbus, Ohio Industrial Building	2,613	410	2,385	—	410	2,385	2,795	487	2,308	1995	2/10/2005
Big Flats, New York Industrial Building	5,520	275	6,459	34	275	6,493	6,768	1,290	5,478	2001	4/15/2005
Wichita, Kansas Office Building	7,929	1,525	9,703	67	1,525	9,770	11,295	2,015	9,280	2000	5/18/2005
Arlington, Texas Warehouse & Bakery Building	3,949	636	3,695	416	636	4,111	4,747	784	3,963	1966	5/26/2005
Dayton, Ohio Office Building	1,951	525	1,877	120	525	1,997	2,522	649	1,873	1956	6/30/2005
Eatontown, New Jersey Office Building	4,491	1,351	3,520	532	1,351	4,052	5,403	783	4,620	1991	7/7/2005
Frankling Township, New Jersey Office & Warehouse Building	6,658	1,632	6,200	(0)	1,632	6,200	7,832	1,194	6,638	1978	7/11/2005
Duncan, South Carolina Office & Warehouse Building	10,800	783	10,790	1,615	783	12,405	13,188	2,339	10,849	1984/2001/2007	7/14/2005
Duncan, South Carolina Manufacturing Building	2,700	195	2,682	419	195	3,101	3,296	585	2,711	1984/2001/2007	7/14/2005
Hazelwood, Missouri Office & Warehouse Building	2,347	763	2,309	68	763	2,377	3,140	468	2,672	1977	8/5/2005

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

DECEMBER 31, 2012 (Dollars in Thousands)

		Initial Cost		Improvement Costs Capitalized Subsequent to Acquisition	Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Angola, Indiana Industrial Building	638	66	1,075	49	66	1,124	1,190	205	985	1982	9/2/2005
Angola, Indiana Industrial Building	991	132	1,130	51	132	1,181	1,313	318	995	1982	9/2/2005
Rock Falls, Illinois Industrial Building	339	35	1,113	50	35	1,163	1,198	109	1,089	1982	9/2/2005
Newburyport, Massachusetts Industrial Building	6,497	629	6,504	1,847	629	8,351	8,980	1,437	7,543	1994	10/17/2005
Clintonville, Wisconsin Industrial Manufacturing Building	3,183	55	4,717	(0)	55	4,717	4,772	892	3,880	1992	10/31/2005
Maple Heights, Ohio Industrial Building	10,167	1,609	10,065	1,154	1,609	11,219	12,828	2,417	10,411	1974	12/21/2005
Richmond, Virginia Industrial Building	5,275	736	5,336	36	736	5,372	6,108	1,014	5,094	1972	12/30/2005
Toledo, Ohio Industrial Building	2,847	263	2,812	390	263	3,202	3,465	578	2,887	1979	12/30/2005
South Hadley, Massachusetts Industrial Building	—	471	2,765	10	471	2,775	3,246	488	2,758	1978	2/15/2006
Champaign, Illinois Office Building	1,632	687	2,036	2	687	2,038	2,725	393	2,333	1996	2/21/2006
Champaign, Illinois Office Building	3,199	1,347	3,992	4	1,347	3,996	5,343	770	4,573	1996	2/21/2006
Champaign, Illinois Office Building	2,000	842	2,495	2	842	2,497	3,339	481	2,858	1996	2/21/2006
Champaign, Illinois Office Building	1,828	770	2,281	2	770	2,283	3,053	441	2,612	1996	2/21/2006
Roseville, Minnesota Office Building	17,930	2,588	25,290	413	2,588	25,703	28,291	5,420	22,871	1964	2/21/2006
Burnsville, Minnesota Office Building	11,388	3,511	8,746	(0)	3,511	8,746	12,257	1,976	10,281	1984	5/10/2006
Menomonee Falls, Wisconsin Industrial Building	6,902	625	6,911	57	625	6,968	7,593	1,181	6,412	1986/2000	6/30/2006
Baytown, Texas Office Building	2,000	221	2,443	0	221	2,443	2,664	468	2,196	1997	7/11/2006
Sterling Heights, Michigan (3) Industrial Building	—	2,735	8,606	13	2,735	8,619	11,354	1,387	9,967	1979/1989	9/22/2006
Birmingham, Alabama (3) Industrial Building	—	612	2,326	—	612	2,326	2,938	382	2,556	1961/1980	9/29/2006
Montgomery, Alabama (3) Industrial Building	—	222	844	—	222	844	1,066	139	927	1961/1980	9/29/2006

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

DECEMBER 31, 2012 (Dollars in Thousands)

		Initial Cost		Improvement Costs Capitalized Subsequent to Acquisition	Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Columbia, Missouri (3) Industrial Building	—	146	555	—	146	555	701	91	610	1961/1980	9/29/2006
Mason, Ohio Office Building	4,445	797	6,258	538	797	6,796	7,593	1,201	6,392	2002	1/5/2007
Raleigh, North Carolina Industrial Building	5,328	1,606	5,513	(0)	1,606	5,513	7,119	852	6,267	1994	2/16/2007
Tulsa, Oklahoma Manufacturing Building	8,272	—	14,057	—	—	14,057	14,057	2,466	11,591	2004	3/1/2007
Hialeah, Florida Industrial Building	—	3,562	6,672	573	3,562	7,245	10,807	1,034	9,773	1956/1992	3/9/2007
Tewksbury, Massachusetts (3) Industrial Building	—	1,395	8,893	(0)	1,395	8,893	10,288	1,389	8,899	1985/1989	5/17/2007
Mason, Ohio Retail Building	4,700	1,201	4,961	0	1,201	4,961	6,162	710	5,452	2007	7/1/2007
Cicero, New York Industrial Building	4,141	299	5,019	0	299	5,019	5,318	685	4,633	2005	9/6/2007
Grand Rapids, Michigan Office Building	6,100	1,629	10,500	15	1,629	10,515	12,144	1,502	10,642	2001	9/28/2007
Bollingbrook, Illinois (3) Industrial Building	—	1,272	5,003	(0)	1,272	5,003	6,275	719	5,556	2002	9/28/2007
Decatur, Georgia (3) Office Building	—	784	3,245	—	784	3,245	4,029	448	3,582	1989	12/13/2007
Decatur, Georgia (3) Office Building	—	205	848	—	205	848	1,053	117	936	1989	12/13/2007
Decatur, Georgia (3) Office Building	—	257	1,064	—	257	1,064	1,321	147	1,174	1989	12/13/2007
Lawrenceville, Georgia (3) Office Building	—	679	2,809	—	679	2,809	3,488	388	3,100	1989	12/13/2007
Snellville, Georgia (3) Office Building	—	176	729	—	176	729	905	101	804	1989	12/13/2007
Covington, Georgia (3) Office Building	—	232	959	—	232	959	1,191	132	1,058	1989	12/13/2007
Cumming, Georgia Office Building	3,289	738	3,055	2,511	738	5,566	6,304	422	5,881	1989	12/13/2007
Conyers, Georgia (3) Office Building	—	297	1,228	—	297	1,228	1,525	170	1,355	1989	12/13/2007
Reading, Pennsylvania Industrial Building	4,166	491	6,202	—	491	6,202	6,693	785	5,908	2007	1/29/2008
Fridley, Minnesota Office Building	5,320	1,354	8,074	399	1,383	8,444	9,827	1,331	8,496	1985/2006	2/26/2008

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

DECEMBER 31, 2012 (Dollars in Thousands)

		Initial Cost		Improvement Costs Capitalized Subsequent to Acquisition	Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements		Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Concord Township, Ohio (3) Industrial Building	—	1,796	11,154	(8)	1,788	11,154	12,942	1,458	11,484	1957/2008	3/31/2008
Pineville, North Carolina Industrial Building	2,422	669	3,028	6	669	3,034	3,703	375	3,328	1985	4/30/2008
Marietta, Ohio Industrial Building	5,910	829	6,607	209	829	6,816	7,645	752	6,893	1992/2007	8/29/2008
Chalfont, Pennsylvania Industrial Building	5,866	1,249	6,420	190	1,249	6,610	7,859	862	6,997	1987	8/29/2008
Orange City, Iowa Office and Warehouse Building	9,983	258	5,861	—	258	5,861	6,119	376	5,743	1990	12/7/2010
Hickory, North Carolina Office Building	6,958	1,163	6,605	—	1,163	6,605	7,768	525	7,243	2008	4/4/2011
Springfield, Missouri Office Building	11,341	1,700	12,038	—	1,700	12,038	13,738	553	13,185	2006	6/20/2011
Boston Heights, Ohio Office Building	2,749	449	3,010	—	449	3,010	3,459	160	3,299	2011	10/20/2011
Parsippany, New Jersey Office Building	7,068	1,696	7,077	—	1,696	7,077	8,773	314	8,459	1984	10/27/2011
Dartmouth, Massachusetts Retail Location	4,256	—	4,236	—	—	4,236	4,236	132	4,104	2011	11/18/2011
Springfield, Missouri Retail Location	1,984	—	2,275	—	—	2,275	2,275	86	2,189	2005	12/13/2011
Pittsburgh, Pennsylvania Office Building	2,897	281	3,205	—	281	3,205	3,486	105	3,381	1968	12/28/2011
Ashburn, Virginia Office Building	7,555	706	7,858	—	706	7,858	8,564	241	8,323	2002	1/25/2012
Ottumwa, Iowa Industrial	4,883	212	5,072	287	212	5,359	5,571	113	5,458	1970	5/30/2012
New Albany, Ohio Industrial	9,661	1,658	8,746	—	1,658	8,746	10,404	188	10,216	2007	6/5/2012
Columbus, Georgia Office	4,712	1,378	4,520	—	1,378	4,520	5,898	98	5,800	2012	6/21/2012
Columbus, Ohio Office	2,979	542	2,453	11	542	2,464	3,006	57	2,949	1981	6/28/2012
Jupiter, Florida Office	10,707	1,160	11,994	—	1,160	11,994	13,154	96	13,058	2011	9/26/2012
Fort Worth, Texas Office	14,145	963	15,647	—	963	15,647	16,610	70	16,540	2005	11/8/2012
Columbia, South Carolina Office	19,000	1,905	20,648	—	1,905	20,648	22,553	98	22,455	2010	11/21/2012

	$358,290	$69,107	$451,323	$13,323	$69,126	$464,627	$533,753	$65,730	$468,023

(1)	The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land and building improvements.
(2)

Depreciable life of all buildings is 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.

(3)	These properties were pledged as borrowing base assets under the line of credit.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	2011		2010
Balance at beginning of period	$442,521	$401,017		$390,754
Additions:
Acquisitions during period	85,462	43,735		8,901
Improvements	5,770	1,164		1,362
Deductions:
Dispositions during period	—	—		—
Purchase price adjustments	—	(3,395	)(1)	—

Balance at end of period	$533,753	$442,521		$401,017

(1)	Adjustment to Orange City, Iowa property acquired in December 2010 property purchase price. Refer to Note 1 out of period adjustment.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	2011	2010
Balance at beginning of period	$53,784	$43,659	$34,112
Additions during period	11,946	10,125	9,547
Dispositions during period	—	—	—

Balance at end of period	$65,730	$53,784	$43,659

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2012. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Election of Directors to Class of 2016,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and sub-caption “Code of Business Conduct and Ethics.”

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2013 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

Report of Management on Internal Controls over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, (File No. 001-33097) filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-A12B (File No. 001-33097), filed January 31, 2012.

10.1	First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed February 1, 2006.

10.2	Gladstone Commercial Limited Partnership Schedule 4.2(a)(2) to First Amended and Restated Agreement of Limited Partnership Designation of 7.50% Series B Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed October 25, 2006.

10.3	Amended and Restated Investment Advisory Agreement between the Registrant and Gladstone Management Corporation, dated January 1, 2007 incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K (File No. 001-33097), filed January 3, 2007 (renewed on July 12, 2011).

10.4	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated January 1, 2007 incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K (File No. 001-33097), filed January 3, 2007 (renewed on July 12, 2011).

10.5	Open Market Sale Agreement by and among the Registrant, Gladstone Commercial Limited Partnership and Jefferies & Company, Inc., incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-33097), filed November 4, 2009.

10.6	Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed April 29, 2010.

10.7	Gladstone Commercial Limited Partnership Schedule 4.2(a)(3) to First Amended and Restated Agreement of Limited Partnership; Designation of Senior Common Units, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-33097), filed April 29, 2010.

10.8	Credit Agreement, dated as of December 28, 2010, by and among Gladstone Commercial Limited Partnership, the Registrant and each of the financial institutions initially a signatory thereto together with their successors and assignees under Section 12.6 thereof and Capital One, N.A., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed December 30, 2010.

10.9	Form of Second Amendment to Credit Agreement and Omnibus Amendment of Loan Documents, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed January 31, 2012.

10.10	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33097), filed February 3, 2012.

10.11	Gladstone Commercial Limited Partnership Schedule 4.2(a)(4) to First Amended and Restated Agreement of Limited Partnership Designation of 7.125% Series C Cumulative Term Preferred Units, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33097), filed February 3, 2012.

10.12	Loan Agreement between NH10 CUMMING GA LLC, D08 MARIETTA OH LLC, MPI06 MASON OH LLC, SRFF08 READING PA, L.P., RPT08 PINEVILLE NC, L.P., IPA12 ASHBURN VA SPE LLC, and FTCHI07 GRAND RAPIDS MI LLC and KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.13	Promissory Note in favor of KeyBank National Association, dated as of October 1, 2012 (File No. 001-33097), incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.14	Guaranty Agreement, dated as of October 1, 2012 between the Registrant and KeyBank National Association (File No. 001-33097), incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.15	Amendment No. 1 to Open Market Sale Agreement by and among the Registrant, Gladstone Commercial Limited Partnership and Jefferies & Company, Inc., incorporated by reference to Exhibit No. 1.1 of the Current Report on Form 8-K (File No. 001-33097), filed November 1, 2012.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this Report).

12	Statements re: computation of ratios.

21	List of Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	The following financial information of the Registrant is included for the year ended December, 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation

Date: February 19, 2013	By:	/s/ Danielle Jones

Danielle Jones
Chief Financial Officer and Treasurer

Date: February 19, 2013	By:	/s/ David Gladstone

David Gladstone
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2013	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 19, 2013	By:	/s/ Terry Lee Brubaker

Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 19, 2013	By:	/s/ Danielle Jones

Danielle Jones Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: February 19, 2013	By:	/s/ David A.R. Dullum

David A.R. Dullum Director

Date: February 19, 2013	By:	/s/ Anthony W. Parker

Anthony W. Parker Director

Date: February 19, 2013	By:	/s/ Michela A. English

Michela A. English Director

Date: February 19, 2013	By:	/s/ Paul Adelgren

Paul Adelgren Director

Date: February 19, 2013	By:	/s/ John Outland

John Outland Director

Date: February 19, 2013	By:	/s/ John D. Reilly

John D. Reilly Director

Date: February 19, 2013	By:	/s/ Terry Earhart

Terry Earhart Director