Form 10-Q
period 2013-03-03
GLADSTONE COMMERCIAL CORP
filed 2013-04-29
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of April 26, 2013 was 11,432,648.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2013

Gladstone Commercial Corporation

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Real estate, at cost	$538,509	$533,753
Less: accumulated depreciation	69,133	65,730

Total real estate, net	469,376	468,023

Lease intangibles, net	57,156	57,254
Cash and cash equivalents	7,279	5,546
Restricted cash	3,849	2,935
Funds held in escrow	7,193	7,591
Deferred rent receivable, net	15,890	15,124
Deferred financing costs, net	6,304	6,569
Other assets	2,151	1,737

TOTAL ASSETS	$569,198	$564,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$361,035	$359,185
Borrowings under line of credit	26,400	25,000
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	38,500	38,500
Deferred rent liability, net	5,221	5,379
Asset retirement obligation liability	3,786	3,755
Accounts payable and accrued expenses	4,165	4,715
Due to Adviser and Administrator (1)	1,069	1,175
Other liabilities	5,374	4,705

Total Liabilities	$445,550	$442,414

Commitments and contingencies (2)

STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 219,859 and 60,290 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—

Common stock, par value $0.001 per share, 38,500,000 shares authorized and 11,396,448 and 11,083,584 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	11	11
Additional paid in capital	221,578	215,470
Notes receivable - employees	(375)	(410)
Distributions in excess of accumulated earnings	(97,568)	(92,708)

Total Stockholders’ Equity	123,648	122,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,198	$564,779

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 7 “Commitments and Contingencies”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	For the three months ended March 31,
	2013	2012
Operating revenues
Rental income	$13,666	$12,014
Tenant recovery revenue	369	86

Total operating revenues	14,035	12,100

Operating expenses
Depreciation and amortization	4,901	3,904
Property operating expenses	737	333
Due diligence expense	185	160
Base management fee (1)	353	393
Incentive fee (1)	931	899
Administration fee (1)	362	310
General and administrative	389	383

Total operating expenses before credits from Adviser	7,858	6,382

Credit to incentive fee (1)	(585)	(585)

Total operating expenses	7,273	5,797

Other income (expense)
Interest expense	(5,661)	(4,572)
Distributions attributable to mandatorily redeemable preferred stock	(686)	(457)
Other income	18	27

Total other expense	(6,329)	(5,002)

Net income	433	1,301

Distributions attributable to preferred stock	(1,023)	(1,023)
Distributions attributable to senior common stock	(53)	(19)

Net (loss) income available to common stockholders	$(643)	$259

Earnings per weighted average share of common stock - basic & diluted
(Loss) income from continuing operations (net of dividends attributable to preferred stock)	$(0.06)	$0.02
Net (loss) income available to common stockholders	$(0.06)	$0.02

Weighted average shares of common stock outstanding
Basic	11,230,647	10,945,379

Diluted	11,230,647	11,006,597

Earnings per weighted average share of senior common stock	$0.26	$0.27

Weighted average shares of senior common stock outstanding - basic	204,582	70,333

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$433	$1,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,901	3,904
Amortization of deferred financing costs	405	320
Amortization of deferred rent asset and liability, net	(98)	(168)
Amortization of discount and premium on assumed debt	(42)	16
Asset retirement obligation expense	31	40
(Increase) decrease in other assets	(465)	73
Increase in deferred rent receivable	(826)	(354)
(Decrease) increase in accounts payable, accrued expenses, and amount due Adviser and Administrator	(637)	1,208
(Decrease) increase in other liabilities	(264)	388
Leasing commissions paid	(384)	(1,101)

Net cash provided by operating activities	3,054	5,627

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(5,650)	(10,775)
Improvements of existing real estate	(121)	(1,088)
Receipts from lenders for funds held in escrow	1,228	316
Payments to lenders for funds held in escrow	(830)	(785)
Receipts from tenants for reserves	1,456	726
Payments to tenants from reserves	(541)	(278)
Increase in restricted cash	(915)	(581)
Deposits on future acquisitions	—	(100)
Deposits refunded	50	—

Net cash used in investing activities	(5,323)	(12,565)

Cash flows from financing activities:
Proceeds from issuance of equity	6,484	234
Offering costs	(398)	(33)
Proceeds from issuance of mandatorily redeemable preferred stock	—	38,500
Borrowings under mortgage notes payable	3,700	—
Payments for deferred financing costs	(141)	(2,387)
Principal repayments on mortgage notes payable	(1,808)	(3,302)
Principal repayments on employee notes receivable	35	—
Borrowings from line of credit	7,900	13,800
Repayments on line of credit	(6,500)	(32,500)
Increase in security deposits	—	133
Distributions paid for common, senior common and preferred stock	(5,270)	(5,147)

Net cash provided by financing activities	4,002	9,298

Net increase in cash and cash equivalents	1,733	2,360

Cash and cash equivalents, beginning of period	5,546	3,329

Cash and cash equivalents, end of period	$7,279	$5,689

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION

Senior common dividend issued in the dividend reinvestment program	$22	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation, (the “Company,” “we,”“us,” “or,” our”), is a real estate investment trust, or REIT, that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation, or the Adviser.

Subsidiaries

We conduct substantially all of our operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership, or the Operating Partnership. As we currently own all of the general and limited partnership interests of the Operating Partnership through two of our subsidiaries, GCLP Business Trust I and II, the financial position and results of operations of the Operating Partnership are consolidated with those of the Company.

Gladstone Commercial Lending, LLC, a Delaware limited liability company, or Gladstone Commercial Lending, and a subsidiary of ours, was created to conduct all operations related to real estate mortgage loans of the Company. As the Operating Partnership currently owns all of the membership interests of Gladstone Commercial Lending, the financial position and results of operations of Gladstone Commercial Lending are consolidated with those of the Company.

Gladstone Commercial Advisers, Inc., a Delaware corporation, or Commercial Advisers, and a subsidiary of the Company, is a taxable REIT subsidiary, or TRS, which was created to collect any non-qualifying income related to our real estate portfolio. There has been no such income earned to date. Since the Company owns 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated with those of the Company.

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

All references to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

Interim Financial Information

Our interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 19, 2013.

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

Reclassifications

Certain line items on the condensed consolidated statements of operations and condensed consolidated statements of cash flows from prior year’s financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

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

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification, or ASC, 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition. Other of our acquisitions involve the acquisition of properties that are already being operated as rental property, which we will generally consider to be a business combination under ASC 805. Business combination guidance is generally applicable to us when properties are acquired with leases in place at the time of acquisition. When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.

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

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $3.4 million and $2.8 million for the three months ended March 31, 2013 and 2012, respectively.

Above-market and below-market in-place lease fair values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii)

management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.1 million for both the three months ended March 31, 2013 and 2012, respectively. The capitalized below-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

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

The value of in-place leases and lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets was $1.5 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

Impairment

We account for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists or that depreciation periods should be modified. If circumstances indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate and whether there are indications that the fair value of the real estate has decreased. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

We evaluate our entire property portfolio each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. We concluded that none of our properties were impaired as of March 31, 2013; however, we determined that our property located in South Hadley, Massachusetts may become impaired in the future. The lease on this property expires in January 2014 and we are currently negotiating a potential lease extension with the existing tenant. There is a possibility we would have to impair the property in 2013 if we do not negotiate a lease extension on this building.

We will continue to monitor our portfolio for any indicators of impairment and there have been no impairments recognized on our real estate assets since inception.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $0.1 million and $2.4 million for deferred financing costs during the three months ended March 31, 2013 and 2012, respectively. The payments incurred during the three months ended March 31, 2012 were primarily related to the issuance of our 7.125% Series C Cumulative Term Preferred Stock, or the Term Preferred Stock, discussed in further detail in Note 6 “Mandatorily Redeemable Preferred Stock.” Total amortization expense related to deferred financing costs is included in interest expense and was $0.4 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

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

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted over the life of the leases for the respective properties. We did not accrue any liabilities in connection with acquisitions for both the three months ended March 31, 2013 and 2012, respectively. We recorded expenses of $0.03 million and $0.04 million during the three months ended March 31, 2013 and 2012, respectively. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.2 million at March 31, 2013 and December 31, 2012 and the discount rates used in the calculations ranges from 2.5% to 7.6%. We do not expect to make any payments in conjunction with these obligations in each of the next five years.

Comprehensive Income

For the three months ended March 31, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

2.	Related-Party Transactions

We are externally managed pursuant to contractual arrangements with our Adviser and Gladstone Administration, LLC, or the Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The management and administrative services and fees under the Advisory and Administration Agreements are described below. As of March 31, 2013 and December 31, 2012, $1.1 million and $1.2 million, respectively, was due to our Adviser and Administrator.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders’ equity, less the recorded value of any preferred stock, or common stockholders’ equity, and an incentive fee based on funds from operations, or FFO. For both the three months ended March 31, 2013 and 2012, we recorded a base management fee of $0.4 million, respectively.

For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock and senior common stock, but FFO does not include any unrealized capital gains or losses. The incentive fee rewards the Adviser if our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeds 1.75%, or 7% annualized, or the hurdle rate, of total common stockholders’ equity. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of our common stockholders’ equity. The Adviser also receives an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875% of common stockholders’ equity.

For each of the three months ended March 31, 2013 and 2012, we recorded an incentive fee of $0.9 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.6 million, respectively, resulting in a net incentive fee for each of the three months ended March 31, 2013 and 2012, of $0.3 million. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the three months ended March 31, 2013 and 2012, in order to support the current level of distributions to our stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three months ended March 31, 2013 and 2012, we recorded an administration fee of $0.4 million and $0.3 million, respectively.

Dealer Manager Agreement

In connection with the offering of our senior common stock (see Note 8, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities, LLC, or the Dealer Manager, pursuant to which the Dealer

Manager agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager is an affiliate of ours, as its parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of senior common stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of senior common stock sold. The Dealer Manager, in its sole and absolute discretion, may re-allocate all of its selling commissions attributable to a participating broker-dealer and may also re-allocate a portion of its Dealer Manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we have agreed to indemnify the Dealer Manager against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $58,000 and $21,000 of payments during the three months ended March 31, 2013 and 2012, respectively, to the Dealer Manager pursuant to this agreement, which currently is scheduled to terminate on the earlier of (i) March 28, 2015 or (ii) the date on which 3,000,000 shares of Senior Common Stock are sold pursuant to the Dealer Manager Agreement.

3.	Earnings (Loss) per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2013 and 2012. We computed basic earnings (loss) per share for the three months ended March 31, 2013 and 2012 using the weighted average number of shares outstanding during the periods. Diluted earnings per share for the three months ended March 31, 2012, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands).

	For the three months ended March 31,
	2013	2012

Calculation of basic earnings per share of common stock:

Net (loss) income available to common stockholders	$(643)	$259

Denominator for basic weighted average shares of common stock	11,230,647	10,945,379

Basic (loss) earnings per share of common stock	$(0.06)	$0.02

Calculation of diluted earnings per share of common stock:

Net (loss) income available to common stockholders	$(643)	$259
Add: Income impact of assumed conversion of senior common stock (1)	—	19

Net (loss) income available to common stockholders plus assumed conversions	$(643)	$278

Denominator for basic weighted average shares of common stock	11,230,647	10,945,379

Effect of convertible senior common stock (1)	—	61,218

Denominator for diluted weighted average shares of common stock	11,230,647	11,006,597

Diluted (loss) earnings per share of common stock	$(0.06)	$0.02

(1)

Convertible senior common stock was excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013 because it was anti-dilutive. Had the convertible senior common stock been included in the calculation, 132,019 additional shares would have been included in the diluted weighted average shares of common stock.

4.	Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Real estate:
Land	$70,754	$69,126
Building and improvements	445,297	442,451
Tenant improvements	22,458	22,176
Accumulated depreciation	(69,133)	(65,730)

Real estate, net	$469,376	$468,023

2013 Real Estate Activity

During the three months ended March 31, 2013, we acquired one property, which is summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized Straight Line Rent	Debt Issued

Egg Harbor Township, NJ	3/28/2013	29,257	10 years	1 (5 years)	$5,650	$149	$490	$3,700

In accordance with ASC 805, we determined the fair value of acquired assets related to the property acquired during the three months ended March 31, 2013 as follows (in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Total Purchase Price

Egg Harbor Township, NJ	$1,627	$2,735	$282	$558	$189	$259	$5,650

	$1,627	$2,735	$282	$558	$189	$259	$5,650

Below is a summary of the total revenue and earnings recognized on the property acquired during the three months ended March 31, 2013 (dollars in thousands):

		For the three months ended March 31, 2013
Location	Acquisition Date	Rental Revenue	Earnings (1)

Egg Harbor Township, NJ	3/28/2013	$5	$3

		$5	$3

(1)	Earnings is calculated as net income less interest expense and acquisition related costs that are required to be expensed under ASC 805.

2012 Real Estate Activity

During the three months ended March 31, 2012, we acquired one property, which is summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized Straight Line Rent

Ashburn, VA	1/25/2012	52,130	15 years	2 (5 years each)	$10,775	$96	$989

In accordance with ASC 805, we determined the fair value of acquired assets related to the property acquired during the three months ended March 31, 2012 as follows (in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Total Purchase Price

Ashburn, Virginia	$706	$6,551	$1,307	$804	$908	$499	$10,775

	$706	$6,551	$1,307	$804	$908	$499	$10,775

Below is a summary of the total revenue and earnings recognized on the property acquired during the three months ended March 31, 2012 (dollars in thousands):

		For the three months ended March 31, 2012
Location	Acquisition Date	Rental Revenue	Earnings (1)
Ashburn, VA	1/25/2012	$183	116

(1)	Earnings is calculated as net income less interest expense and acquisition related costs that are required to be expensed under ASC 805.

Pro Forma

We acquired one property during each of the three months ended March 31, 2013 and 2012, respectively. The following table reflects pro-forma condensed consolidated statements of operations as if the properties were acquired as of the beginning of the previous period. The pro-forma earnings for the three months ended March 31, 2013, were adjusted to exclude $0.2 million of acquisition-related costs incurred during 2013 (dollars in thousands):

	For the three months ended March 31,
	2013	2012
	(unaudited)

Operating Data:
Total operating revenue	$14,152	$12,295
Total operating expenses	(7,186)	(5,951)
Other expense	(6,379)	(5,081)

Net income	587	1,263
Dividends attributable to preferred and senior common stock	(1,076)	(1,042)

Net (loss) income available to common stockholders	$(489)	$221

Share and Per Share Data:
Basic & diluted (loss) earnings per share of common stock	$(0.04)	$0.02
Weighted average shares outstanding-basic	11,230,647	10,945,379
Weighted average shares outstanding-diluted	11,230,647	11,006,597

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the three months ended March 31, 2013 and 2012, respectively, were as follows:

Intangible Assets & Liabilities	2013	2012
In-place leases	10.2	15.0
Leasing costs	10.2	15.0
Customer relationships	15.2	20.0

All intangible assets & liabilities	11.9	16.7

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2013 and each of the five succeeding fiscal years and thereafter is as follows:

Year	Tenant Lease Payments
Nine Months ending December 31, 2013	$38,660
2014	50,811
2015	48,639
2016	45,121
2017	43,117
2018	41,007
Thereafter	236,596

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay property taxes on the respective properties in the event the tenants fail to pay them. The total annual property taxes for all properties owned by us at March 31, 2013, were $9.0 million.

Existing Real Estate Activity

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

On January 22, 2013, our tenant in our property located in Baytown, Texas notified us that they would not be renewing their lease. The current lease on the property expires on April 30, 2013 and we have not yet identified a tenant to lease the property upon expiration of the lease.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class (in thousands):

	March 31, 2013		December 31, 2012
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization

In-place leases	$34,643	$(12,717)	$34,085	$(12,125)
Leasing costs	24,654	(7,583)	24,071	(7,103)
Customer relationships	26,930	(8,771)	26,671	(8,345)

	$86,227	$(29,071)	$84,827	$(27,573)

The estimated aggregate amortization expense for the remainder of 2013 and for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year	Estimated Amortization Expense
Nine Months ending December 31, 2013	$5,362
2014	6,641
2015	6,144
2016	5,420
2017	5,232
2018	4,663
Thereafter	23,694

5.	Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit, or the Line of Credit, as of March 31, 2013 and December 31, 2012 are summarized below (dollars in thousands):

			Principal Balance Outstanding
Date of Issuance/ Assumption	Principal Maturity Date	Stated Interest Rate at March 31, 2013 (1)	March 31, 2013	December 31, 2012

02/21/06	12/01/13	5.91%	$8,608	$8,658
02/21/06	06/30/14	5.20%	17,819	17,930
08/25/05	09/01/15	5.33%	19,978	20,074
09/12/05	09/01/15	5.21%	11,767	11,821
09/06/07	12/11/15	5.81%	4,120	4,141
12/21/05	01/08/16	5.71%	18,075	18,155
03/29/06	04/01/16	5.92%	16,612	16,669
04/27/06	05/05/16	6.58%	12,991	13,080
08/29/08	06/01/16	6.80%	5,826	5,866
06/20/11	06/30/16	6.08%	11,296	11,341
11/22/06	12/01/16	5.76%	13,503	13,558
12/22/06	01/01/17	5.79%	20,647	20,731
02/08/07	03/01/17	6.00%	13,775	13,775
06/05/07	06/08/17	6.11%	14,120	14,163
10/15/07	11/08/17	6.63%	15,014	15,072
09/26/12	07/01/18	5.75%	10,653	10,707
11/18/11	11/01/18	4.50%	4,231	4,256
12/06/11	12/06/19	6.00%	8,209	8,272
10/28/11	11/01/21	6.00%	7,035	7,068
04/05/12	05/01/22	6.10%	18,737	18,821
06/21/12	07/06/22	5.05%	4,688	4,712
08/03/12	07/31/22	5.00%	2,963	2,979
07/24/12	08/01/22	5.60%	9,592	9,661
10/01/12	10/01/22	4.86%	33,710	33,888
11/21/12	12/06/22	4.04%	18,889	19,000
03/28/13	04/06/23	4.16%	3,700	—
12/15/10	12/10/26	6.63%	9,874	9,983
05/16/12	12/31/26	4.30%	2,879	2,897
11/08/12	02/01/27	5.69%	14,076	14,145
05/30/12	05/10/27	6.50%	4,831	4,883
06/27/12	07/01/29	5.10%	1,964	1,984

Contractual Fixed-Rate Mortgage Notes Payable:			$360,182	$358,290

Premiums and (Discounts), net:			853	895

Total Fixed-Rate Mortgage Notes Payable:			$361,035	$359,185

Variable-Rate Line of Credit:
12/28/10	12/28/13	LIBOR +2.75%	$26,400	$25,000

Total Mortgage Notes Payable and Line of Credit			$387,435	$384,185

(1)	The weighted average interest rate on all debt outstanding at March 31, 2013, was approximately 5.44%.

Mortgage Notes Payable

As of March 31, 2013, we had 31 fixed-rate mortgage notes payable, collateralized by a total of 65 properties. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of March 31, 2013 was 5.62%.

During the three months ended March 31, 2013, we issued one long-term mortgage, which is summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Borrowings	Interest Rate	Maturity Date

3/28/2013	Citigroup Global Markets Realty Corp.	$3,700	4.16%	4/6/2023

The fair value of all fixed-rate mortgage notes payable outstanding as of March 31, 2013, was $376.5 million, as compared to the carrying value stated above of $360.2 million. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Scheduled principal payments of mortgage notes payable for the remainder of 2013 and each of the five succeeding fiscal years and thereafter are as follows (in thousands):

Year	Scheduled Principal Payments
Nine Months ending December 31, 2013	$13,850
2014	24,463
2015	41,285
2016	79,313
2017	65,484
2018	17,988
Thereafter	117,799

$360,182

Line of Credit

In December 2010, we procured a $50.0 million Line of Credit (with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and an administrative agent and Branch Banking and Trust Company serving as an additional revolving lender and letter of credit issuer), which matures on December 28, 2013. The Line of Credit originally provided for a senior secured revolving credit facility of up to $50.0 million with a standby letter of credit sublimit of up to $20.0 million. On January 31, 2012, the Line of Credit was expanded to $75.0 million and Citizens Bank of Pennsylvania was added as a revolving lender and letter of credit issuer. Currently, 14 of our properties are pledged as collateral under our Line of Credit. The interest rate per annum applicable to the Line of Credit is equal to the London Interbank

Offered Rate, or LIBOR, plus an applicable margin of up to 3.00%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of 0.25% per year. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under the Line of Credit is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards.

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

At March 31, 2013, there was $26.4 million outstanding under our Line of Credit at an interest rate of approximately 3.0% and $6.1 million outstanding under letters of credit at a weighted average interest rate of 3.0%. At March 31, 2013, the maximum additional amount we could draw was $3.9 million. We were in compliance with all covenants under the Line of Credit as of March 31, 2013. The amount outstanding on the Line of Credit as of March 31, 2013 approximates fair value, because the debt is short-term.

6.	Mandatorily Redeemable Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share, or the Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million and were used to repay a portion of outstanding borrowings under our Line of Credit, for acquisitions of real estate and for working capital. The Term Preferred Stock is traded under the ticker symbol GOODN on the NASDAQ Global Select Market, or the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security of ours. Generally, we may not redeem shares of the Term Preferred Stock prior to January 31, 2016, except in limited circumstances to preserve our status as a REIT. On or after January 31, 2016, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. We incurred $1.8 million in total offering costs related to these transactions, which have been recorded as deferred financing fees on the condensed consolidated balance sheet and will be amortized over the redemption period ending January 31, 2017.

The Term Preferred Stock is recorded as liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the statement of operations.

The fair value of our Term Preferred Stock as of March 31, 2013, was $40.0 million, as compared to the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of March 28, 2013, of $25.98. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

7.	Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases as of March 31, 2013, are as follows (in thousands):

		For the year ended December 31,
Location	Lease End Date	2013	2014	2015	2016	2017	2018	Thereafter

Tulsa, OK	Apr-21	$115	$153	$153	$153	$153	$153	$381
Dartmouth, MA	May-36	131	174	174	174	174	174	3,470
Springfield, MA	Feb-30	65	86	86	86	89	90	1,064

		$311	$413	$413	$413	$416	$417	$4,915

(1)	Expenses recorded in connection with rental expense incurred for the properties listed above during the three months ended March 31, 2013 and 2012 were $107 and $106, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.

8.	Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2013 (in thousands):

	Preferred Stock	Senior Common Stock	Common Stock	Capital in Excess of Par Value	Notes Receivable from Employees	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity

Balance at December 31, 2012	$2	$—	$11	$215,470	$(410)	$(92,708)	$122,365

Issuance of senior common stock and common stock, net	—	—	—	6,108	—	—	6,108

Repayment of principal on employee notes receivable	—	—	—	—	35	—	35

Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(5,293)	(5,293)

Net income	—	—	—	—	—	433	433

Balance at March 31, 2013	$2	$—	$11	$221,578	$(375)	$(97,568)	$123,648

Distributions

Our Board of Directors declared the following distributions per share for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012

Common Stock	$0.375	$0.375
Senior Common Stock	0.2625	0.2625
Series A Preferred Stock	0.4843749	0.4843749
Series B Preferred Stock	0.46875	0.46875
Series C Preferred Stock (1)	0.4453125	0.296875

(1)	The Series C Preferred Stock was issued on January 31, 2012.

Ongoing Activity

We have an open market sale agreement, or the ATM Program, with Jefferies LLC., or Jefferies, under which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. During the three months ended March 31, 2013, we raised approximately $5.6 million in gross proceeds under our ATM program. As of March 31, 2013, we had sold a total of 629,794 shares with aggregate gross proceeds of $11.7 million, and have a remaining capacity to sell up to $13.3 million of common stock under the Open Market Sale Agreement with Jefferies.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our senior common stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares are intended to be offered pursuant to the primary offering and 500,000 shares are intended to be offered pursuant to our senior common distribution reinvestment plan, or the DRIP. We, however, reserve the right to reallocate the number of shares being offered between the primary offering and the DRIP. As of March 31, 2013, we have sold 157,662 shares of senior common stock in this ongoing offering, for gross proceeds of $2.4 million, and issued an additional 2,697 shares of senior common stock under the DRIP program.

Notes to Employees

The following table is a summary of the outstanding note issued to an employee of the Adviser for the exercise of stock options (dollars in thousands):

Date Issued	Outstanding Balance of Employee Loans at March 31, 2013	Outstanding Balance of Employee Loans at December 31, 2012	Maturity Date of Note	Interest Rate on Note

Nov 2006	$375	$410	Nov 2015	8.15%

	$375	$410

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, this note was recorded as a full recourse loan to the employee and is included in the equity section of the accompanying condensed consolidated balance sheets. As of March 31, 2013, this loan maintained its full recourse status.

9.	Subsequent Events

On April 4, 2013, we executed a lease with a tenant to occupy our previously vacant property located in Hazelwood, Missouri. However, the lease is subject to a 45-day due diligence period, with a 15-day extension period at the option of the tenant, in which the tenant has the right to inspect and review the property. The tenant has the right to terminate the lease at any time prior to the expiration of the due diligence period, which currently expires on May 20, 2013, or June 4, 2013 if the 15-day extension period is exercised. The lease covering this property is for 10 years, through May 2023; however, the tenant has two options to purchase the property: one option in March 2017 and the other option in May 2023. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. In connection with the extension of the lease and the modification of certain terms under the lease, we will pay $0.1 million in leasing commissions.

On April 9, 2013, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share

April 22, 2013	April 30, 2013	$0.125	$0.1614583	$0.15625	$0.1484375
May 20, 2013	May 31, 2013	0.125	0.1614583	0.15625	0.1484375
June 19, 2013	June 28, 2013	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share

April	May 7, 2013	$0.0875
May	June 7, 2013	0.0875
June	July 8, 2013	0.0875

Total		$0.2625

On April 10, 2013, we extended the lease with the tenant occupying our property located in Akron, Ohio. The lease covering this property was extended for an additional 10 years, through January 2024. The lease was originally set to expire in January 2014. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.3 million. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.5 million.

On April 11, 2013, we funded a $3.3 million, 102,400 square foot expansion of our property located in Clintonville, Wisconsin. In connection with the expansion of the property, we executed a lease amendment to extend the lease for an additional eight years, through October 2028. The lease was originally set to expire in October 2020. The lease was also amended to provide for an increase to the rental income over the life of the lease, with annualized straight line rents of approximately $1.0 million, up from $0.6 million today.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

All references to “we,” “our,” “us” and the “Company” in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

OVERVIEW

General

We are a real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 81 properties totaling 8.1 million square feet, which have a total gross and net carrying value, including intangible assets, of $624.7 million and $526.5 million, respectively. We do not currently have any mortgage loan receivables outstanding.

Business Environment

The United States, or U.S., continues to feel the lingering impact of the recession that began in late 2007. The U.S. is beginning to see long-term signs of recovery as the unemployment rate has decreased over the last several months, housing starts and building permits rose during the latter half of 2012 to the highest level in four years, and prices for single-family homes increased across 20 U.S. cities because of a dwindling surplus in the housing market. However, the economic situation in Europe continues to be unpredictable and will need to stabilize for the economy to fully recover and the U.S. will need to come to a long-term solution for the debt crisis the country currently faces. As a result, conditions within the U.S. capital markets generally, and the U.S. real estate capital markets particularly, continue to experience certain levels of dislocation and stress.

These economic conditions could materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease. We currently have two fully vacant buildings in our portfolio, and one partially vacant building. One of our vacant buildings is located in Hazelwood, Missouri and the other is located in Richmond, Virginia. Our building located in Roseville, Minnesota remains partially vacant. All of our remaining properties are occupied and the tenants are paying in accordance with their leases. The leases on these three vacancies comprised 3.3% of our annualized rental income as of March 31, 2013 and the annual carrying costs are $1.3 million. We are actively seeking new tenants for our Richmond, Virginia and Roseville, Minnesota buildings and have executed a lease with a new tenant in our Hazelwood, Missouri building that will begin after the end of a due diligence period sometime in the next few months.

In addition, the tenant in our Baytown, Texas property notified us that they would not be renewing the lease that expires at the end of April 2013. We are aggressively pursuing new tenants for this building. This tenant comprised less than 1.0% of our annualized rental income as of March 31, 2013.

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

In addition to leverage, we have been active in the equity markets and we issued 299,224 shares of common stock for gross proceeds of $5.6 million, and net proceeds of $5.5 million, through our At the Market, or ATM program during the three months ended March 31, 2013.

Recent Developments

Investment Activities

The following is a summary of our recent acquisitions:

Egg Harbor Township, New Jersey: On March 28, 2013, we acquired a 29,257 square foot office building located in Egg Harbor Township, New Jersey for $5.65 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $3.7 million of mortgage debt on the property. AtlantiCare Healthy System, Inc., a not-for-profit health system has leased the property for 10 years and has 1 option to renew the lease for an additional period of 5 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.5 million.

Clintonville, Wisconsin: On April 11, 2013, we funded a $3.3 million, 102,400 square foot expansion of our property located in Clintonville, Wisconsin. In connection with the expansion of the property, we executed a lease amendment to extend the lease for an additional eight years, through October 2028. The lease was originally set to expire in October 2020. The lease was also amended to provide for an increase to the rental income over the life of the lease, with annualized straight line rents of approximately $1.0 million, up from $0.6 million today.

Financing Activities

The following is a summary of our recent financings:

Citigroup: On March 28, 2013, through a wholly-owned subsidiary, we borrowed $3.7 million pursuant to a long-term note payable from Citigroup Global Markets Realty Corp., which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 4.16% per year and we may not repay this note prior to the last two months of the term, or we would be subject to a prepayment penalty. The note has a maturity date of April 6, 2023. We used the proceeds from the note to acquire the property in Egg Harbor Township, New Jersey on the same date.

Leasing Activities

The following is a summary of our recent leasing activity:

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

Hazelwood, Missouri: On April 4, 2013, we executed a lease with a tenant to occupy our previously vacant property located in Hazelwood, Missouri. However, the lease is subject to a 45-day due diligence period, with a 15-day extension period at the option of the tenant, in which the tenant has the right to inspect and review the property. The tenant has the right to terminate the lease at any time prior to the expiration of the due diligence period, which currently expires on May 20, 2013, or June 4, 2013 if the 15-day extension period is exercised. The lease covering this property is for 10 years, through May 2023; however, the tenant has two options to purchase the property: one option in March 2017 and the other option in May 2023. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. In connection with the extension of the lease and the modification of certain terms under the lease, we will pay $0.1 million in leasing commissions.

Akron, Ohio: On April 10, 2013, we extended the lease with the tenant occupying our property located in Akron, Ohio. The lease covering this property was extended for an additional 10 years, through January 2024. The lease was originally set to expire in January 2014. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.3 million. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.5 million.

2013 Equity Activities

The equity issuances summarized below were issued under our effective shelf registration statement (File No. 333-169290) on file with the Securities and Exchange Commission.

ATM Program: During the three months ended March 31, 2013, we raised approximately $5.5 million in net proceeds under our ATM program with Jefferies LLC, or Jefferies. We used the proceeds from this offering to fund our acquisition in Egg Harbor Township, New Jersey and for other general corporate purposes. Under this agreement we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). Sales of shares of our common stock through Jefferies will be executed by means of ordinary brokers’ transactions on the NASDAQ or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Jefferies, including a combination of any of these transactions. We will pay Jefferies a commission equal to 2.0% of the gross sales proceeds of any common stock sold through Jefferies as agent under the ATM program.

Senior Common Equity: During the three months ended March 31, 2013, we sold 38,924 shares of our senior common stock at $15.00 per share in an ongoing best-efforts public offering and issued 1,302 shares of our senior common stock under the Dividend Reinvestment Program, or DRIP program. The net proceeds, after deducting the underwriting discount and commission were $0.5 million. We used the proceeds from this offering for general corporate purposes. We can issue up to 3,000,000 shares of senior common stock and the offering will continue until the earlier of March 28, 2015 or the date on which 3,000,000 shares of senior common stock are sold. We have used the proceeds of the offering for general corporate purposes.

Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. The table below reflects the breakdown of our total rental income by tenant industry classification for the three months ended March 31, 2013 and 2012, respectively (dollars in thousands):

	For the three months ended March 31,
	2013		2012
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$2,334	17.0%	$1,819	15.2%
Healthcare	1,379	10.1	1,247	10.4
Personal, Food & Miscellaneous Services	1,235	9.0	421	3.5
Electronics	1,009	7.4	1,515	12.7
Diversified/Conglomerate Manufacturing	914	6.7	914	7.6
Chemicals, Plastics & Rubber	789	5.8	789	6.6
Beverage, Food & Tobacco	761	5.6	609	5.1
Personal & Non-Durable Consumer Products	644	4.7	606	5.0
Automobile	632	4.6	292	2.4
Education	612	4.5	450	3.7
Containers, Packaging & Glass	586	4.3	586	4.9
Machinery	565	4.1	565	4.7
Buildings and Real Estate	538	3.9	534	4.4
Printing & Publishing	473	3.5	473	3.9
Oil & Gas	319	2.3	318	2.6
Diversified/Conglomerate Services	311	2.3	311	2.6
Banking	287	2.1	287	2.4
Childcare	146	1.1	146	1.2
Home & Office Furnishings	132	1.0	132	1.1

	$13,666	100.0%	$12,014	100.0%

The table below reflects the breakdown of our total rental income by state for the three months ended March 31, 2013 and 2012, respectively (dollars in thousands):

State	Number of Leases	Rental Revenue for the year ended March 31, 2013	% of Base Rent
Ohio	14	$2,332	17.1%
Minnesota	3	812	5.9
North Carolina	7	1,198	8.8
Pennsylvania	5	859	6.3
Massachusetts	4	674	4.9
All Other States	33	7,791	57.0

Total	66	$13,666	100%

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

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly traded real estate company. With the exception of Danielle Jones, our chief financial officer and treasurer, and Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of our president, all of our executive officers and eight of our nine directors are also executive officers and directors of Gladstone Land. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our Line of Credit agreement which limits distributions to our stockholders to 95% of FFO with acquisition-related costs that are required to be expensed under ASC 805, Business Combinations, added back to FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the three months ended March 31, 2013 and 2012, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

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

Allocation of Purchase Price

When we acquire real estate, we allocate the purchase price to (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements and long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations, based in each case on their fair values. All expenses related to the acquisition are expensed as incurred.

Our Adviser estimates value using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. Our Adviser also considers information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which primarily range from 9 to 18 months, depending on specific local market conditions. Our Adviser also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Our Adviser also considers the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and management’s expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. A change in any of the assumptions above, which are very subjective, could have a material impact on our results of operations.

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

Using the methodology discussed above we evaluated our entire portfolio as of March 31, 2013 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. We concluded that none of our properties were impaired as of March 31, 2013; however, we determined that our property located in South Hadley, Massachusetts may become impaired in the future. The lease on this property expires in January 2014 and we are currently negotiating a potential lease extension with the existing tenant. There is a possibility we would have to impair the property in 2013 if we do not negotiate a lease extension on this building.

We will continue to monitor our portfolio for any indicators of impairment and there have been no impairments recognized on our real estate assets since inception.

Results of Operations

The weighted-average yield on our total portfolio, which was 8.9% as of March 31, 2013, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2013 and 2012 is below (dollars in thousands):

	For the three months ended March 31,
	2013	2012	$ Change	% Change

Operating revenues
Rental income	$13,666	$12,014	$1,652	14%
Tenant recovery revenue	369	86	283	329%

Total operating revenues	14,035	12,100	1,935	16%

Operating expenses
Depreciation and amortization	4,901	3,904	997	26%
Property operating expenses	737	333	404	121%
Due diligence expense	185	160	25	16%
Base management fee	353	393	(40)	-10%
Incentive fee	931	899	32	4%
Administration fee	362	310	52	17%
General and administrative	389	383	6	2%

Total operating expenses before credit from Adviser	7,858	6,382	1,476	23%

Credit to incentive fee	(585)	(585)	—	0%

Total operating expenses	7,273	5,797	1,476	25%

Other income (expense)
Interest expense	(5,661)	(4,572)	1,089	24%
Distributions attributable to mandatorily redeemable preferred stock	(686)	(457)	229	50%
Other income	18	27	(9)	-33%

Total other expense	(6,329)	(5,002)	(1,327)	27%

Net income	433	1,301	(868)	-67%

Distributions attributable to preferred stock	(1,023)	(1,023)	—	0%
Distributions attributable to senior common stock	(53)	(19)	34	179%

Net (loss) income available to common stockholders	$(643)	$259	$(902)	NM

Net (loss) income available to common stockholders per weighted average share of common stock - diluted	$(0.06)	$0.02	$(0.08)	NM

FFO available to common stockholders	$4,258	$4,163	$95	2%

Diluted FFO per weighted average share of common stock	$0.37	$0.38	$(0.01)	-1%

NM = Not meaningful

Operating Revenues

Rental income increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, because of the eight properties acquired subsequent to March 31, 2012, partially offset by a loss of rental income due to vacancies in our portfolio subsequent to March 31, 2012.

Tenant recovery revenue increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This increase was primarily due to reimbursements from our tenant in our partially vacant building located in Roseville, Minnesota. We are responsible for paying the operating expenses at this building; however, the current tenant that occupies a portion of the space is reimbursing us for a portion of these expenses.

Operating Expenses

Depreciation and amortization expenses increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, because of the eight properties acquired subsequent to March 31, 2012.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily because of an increase in overhead expenses at our partially vacant Roseville, Minnesota building.

Due diligence expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Due diligence expense increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, as a result of costs incurred related to the property acquired during the three months ended March 31, 2013, coupled with costs incurred for other potential acquisitions.

The base management fee decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to a decrease in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”

The incentive fee increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was due to an increase in rental revenues from the eight acquisitions acquired subsequent to March 31, 2012, which was partially offset by an increase in property operating, due diligence and interest expenses during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

The incentive fee credit remained flat for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, because the increase in pre-incentive fee FFO during the three months ended March 31, 2013 was offset by an increase in the amount of common dividends paid, which resulted in the credit remaining flat. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, as a result of an increase in the amount of the total expenses our Administrator incurred during the three months ended March 31, 2013, coupled with a larger percentage of the fee being allocated to us as a result of the increase in our total assets during the last 12 months. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses remained relatively flat for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Other Income and Expenses

Interest expense increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This increase was primarily a result of interest on the $128.1 million of mortgage debt assumed and issued in the past 12 months, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the last 12 months.

Distributions on our mandatorily redeemable preferred stock increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, because the public offering of 1,540,000 shares of our Term Preferred Stock was completed in February 2012, and thus not outstanding for the full three months ended March 31, 2012.

Other income decreased during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, because of lower interest income on employee loans earned during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 due to principal repayments made by employees of our Adviser during the past twelve months.

Net (Loss) Income Available to Common Stockholders

Net (loss) income available to common stockholders decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily because of increased interest expense and increased distributions to our preferred stockholders from the issuance of our Term Preferred Stock, partially offset by an increase in rental income earned from the eight properties acquired in the past 12 months.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at March 31, 2013, was $11.2 million, including $7.3 million in cash and cash equivalents and an available borrowing capacity of $3.9 million under our Line of Credit.

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

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and fund our current operating costs in the near term. Additionally, to satisfy our short-term obligations, we may request credits to our management fees that are issued from our Adviser, although our Adviser is under no obligation to provide any such credits, either in whole or in part. Historically, our Adviser has provided such partial credits to our management fees on a quarterly basis. We further believe that our cash flow from operations coupled with the financing capital available to us in the future are sufficient to fund our long-term liquidity needs.

Equity Capital

During the three months ended March 31, 2013, we raised $5.6 million of common equity under our ATM program, or $5.5 million in net proceeds, at an average share price of $18.78. We also raised $0.5 million in net proceeds of senior common equity. We used these proceeds to repay a portion of the outstanding balance of the Line of Credit, to acquire additional properties and the remainder for general corporate and working capital needs.

As of March 31, 2013, we have the ability to raise up to $208.0 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-169290), or the Universal Shelf, in one or more future public offerings. Of the $208.0 million of available capacity under our Universal Shelf, $13.3 million of common stock is reserved for additional sales under our ATM Program, and $50.1 million is reserved for sales of our senior common stock. Our Universal Shelf expires in September 2013; however, we intend to file a new registration statement in order to continue to raise equity capital through follow-on public offerings and pursuant to our ATM Program and Dealer Manager Agreement.

Debt Capital

As of March 31, 2013, we had 31 fixed-rate mortgage notes payable in the aggregate principal amount of $360.2 million, collateralized by a total of 65 properties with terms at issuance ranging from 5 years to 17 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2013 was 5.62%.

The CMBS market has returned, see the discussion in “Overview – Business Environment” above. Specifically, we continue to see banks and other non-bank lenders willing to issue 10-year mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and CMBS.

We have mortgage debt in the aggregate principal amount of $13.9 million payable during the remainder of 2013 and $24.5 million payable during 2014. The 2013 and 2014 principal amounts payable include both amortizing principal payments and balloon principal payments due in December of 2013 of $8.5 million and June 2014 of $17.3 million; however, we are initiating conversations with these lenders in advance of these maturities and anticipate being able to extend the maturity dates or refinance with new lenders. We intend to pay the 2013 and 2014 debt amortization payments from operating cash flow and borrowings under our Line of Credit.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2013, was $3.0 million, as compared to net cash provided by operating activities of $5.6 million for the three months ended March 31, 2012. This decrease was primarily a result of a decrease in our payables and leasing commission paid for renewing existing leases, partially offset by an increase in rental income received from the eight properties acquired subsequent to the three months ended March 31, 2012. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2013, was $5.3 million, which primarily consisted of the acquisition of one property during the three months ended March 31, 2013, coupled with tenant improvements performed at certain of our properties, as compared to net cash used in investing activities during the three months ended March 31, 2012, of $12.6 million, which primarily consisted of the acquisition of one property, coupled with tenant improvements performed at certain of our properties and net payments to our lenders for reserves.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2013, was $4.0 million, which primarily consisted of proceeds from the sale of common stock, net borrowings on our Line of Credit and proceeds from the issuance of mortgage notes payable, partially offset by distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the three months ended March 31, 2012, was $9.3 million, which primarily consisted of proceeds from the sale of our Series C mandatorily redeemable preferred stock, partially offset by distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments on our Line of Credit.

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

As of April 23, 2013, there was $24.4 million outstanding under the Line of Credit at an interest rate of approximately 3.0% and $6.1 million outstanding under letters of credit at a weighted average interest rate of 3.0%. As of April 23, 2013, the remaining borrowing capacity available under the Line of Credit was $5.9 million. Our ability to increase the availability under our Line of Credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the Line of Credit as we arrange for long-term mortgages for these pledged properties. Currently, only 16 of our properties do not have long-term mortgages, and 14 of those are pledged as collateral under our Line of Credit. Accordingly, we have only 2 properties which are unencumbered. We were in compliance with all covenants under the Line of Credit as of March 31, 2013.

Our Line of Credit matures in December 2013. We are currently in discussions with various lenders to implement a new line of credit. We anticipate being able to issue a new line in advance of the maturity of our existing line in an amount similar to our existing Line of Credit.

If we cannot find replacement financing, management has reviewed its cash uses and sources and has identified plans that could be implemented to continue operations despite the maturity of the Line of Credit. These steps could include obtaining an extension from the current lender to provide additional time to obtain replacement financing, suspension of capital spending, cost reductions, an equity raise and possible asset disposals. Additionally, management has assessed that the remaining assets in the portfolio would produce sufficient cash flows to fund operating cash needs and meet remaining debt service requirements in the near term.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$425,082	$42,123	$82,668	$165,791	$134,500
Interest on Debt Obligations (2)	116,204	23,546	41,273	22,578	28,807
Operating Lease Obligations (3)	7,298	413	826	829	5,230

Total	$548,584	$66,082	$124,767	$189,198	$168,537

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $26.4 million of the debt obligation due in 2013, mortgage notes payable that were outstanding as of March 31, 2013, and amounts due to the holders of our Term Preferred Stock.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of March 31, 2013.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, and Springfield, Missouri properties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Funds from Operations

The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relative non-GAAP supplemental measure of operating performance of an equity REIT, to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2013 and 2012, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31, (Dollars in Thousands, Except Per Share Amounts)
	2013	2012

Net income	$433	$1,301
Less: Distributions attributable to preferred and senior common stock	(1,076)	(1,042)

Net (loss) income available to common stockholders	$(643)	$259

Add: Real estate depreciation and amortization	4,901	3,904
Less: Gain on sale of real estate	—	—

FFO available to common stockholders	$4,258	$4,163

Weighted average common shares outstanding - basic	11,230,647	10,945,379
Weighted average common shares outstanding - diluted	11,362,666	11,006,597

Basic FFO per weighted average share of common stock	$0.38	$0.38

Diluted FFO per weighted average share of common stock	$0.37	$0.38

Distributions declared per share of common stock	$0.375	$0.375

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2013, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the impact of a 1%, 2% and 3% increase in the one month LIBOR for the three months ended March 31, 2013. As of March 31, 2013, our effective average LIBOR was 0.20%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Rental Income	Increase to Interest Expense	Net Decrease to Net Income

1% Increase to LIBOR	$—	$198	$(198)
2% Increase to LIBOR	—	396	(396)
3% Increase to LIBOR	—	594	(594)

As of March 31, 2013, the fair value of our fixed rate mortgage debt outstanding was $376.5 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at March 31, 2013, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $21.1 million and $10.7 million, respectively.

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

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, our management, including our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or our subsidiaries.

Item 1A.	Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed by us with the Securities and Exchange Commission on February 19, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, (File No. 001-33097) filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-A12B (File No. 001-33097), filed January 31, 2012.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	The following financial information of the Registrant is included for the three months ended March, 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

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

Gladstone Commercial Corporation

Date: April 29, 2013	By:	/s/ Danielle Jones

Danielle Jones
Chief Financial Officer and Treasurer

Date: April 29, 2013	By:	/s/ David Gladstone

David Gladstone
Chief Executive Officer and Chairman of the Board of Directors