Form 10-Q
period 2013-06-30
GLADSTONE COMMERCIAL CORP
filed 2013-07-30
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of July 30, 2013 was 14,175,648.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2013

Gladstone Commercial Corporation

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Real estate, at cost	$564,952	$533,753
Less: accumulated depreciation	72,712	65,730

Total real estate, net	492,240	468,023
Lease intangibles, net	60,797	57,254
Cash and cash equivalents	4,023	5,546
Restricted cash	4,037	2,935
Funds held in escrow	7,708	7,591
Deferred rent receivable, net	16,695	15,124
Deferred financing costs, net	5,961	6,569
Other assets	2,679	1,737

TOTAL ASSETS	$594,140	$564,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable	$359,240	$359,185
Borrowings under line of credit	11,200	25,000
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	38,500	38,500
Deferred rent liability, net	5,104	5,379
Asset retirement obligation liability	3,819	3,755
Accounts payable and accrued expenses	3,359	4,715
Due to Adviser and Administrator (1)	848	1,175
Other liabilities	5,688	4,705

Total Liabilities	$427,758	$442,414

Commitments and contingencies (2)
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 306,053 and 179,511 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 14,017,648 and 11,083,584 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	14	11
Additional paid in capital	269,554	215,470
Notes receivable - employee	(375)	(410)
Distributions in excess of accumulated earnings	(102,813)	(92,708)

Total Stockholders’ Equity	166,382	122,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$594,140	$564,779

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 7 “Commitments and Contigencies”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Operating revenues
Rental income	$14,190	$12,323	$27,856	$24,336
Tenant recovery revenue	68	87	437	171

Total operating revenues	14,258	12,410	28,293	24,507

Operating expenses
Depreciation and amortization	5,220	3,992	10,121	7,896
Property operating expenses	564	353	1,300	686
Acquisitions related expense	274	528	459	688
Base management fee (1)	451	372	804	765
Incentive fee (1)	933	787	1,864	1,686
Administration fee (1)	367	265	730	575
General and administrative	477	404	866	787

Total operating expenses before credit to incentive fee	8,286	6,701	16,144	13,083

Credit to incentive fee (1)	(917)	(674)	(1,502)	(1,259)

Total operating expenses	7,369	6,027	14,642	11,824

Other income (expense)
Interest expense	(5,764)	(4,885)	(11,425)	(9,458)
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	(1,372)	(1,143)
Other income	12	42	29	73

Total other expense	(6,438)	(5,529)	(12,768)	(10,528)

Net income	451	854	883	2,155

Distributions attributable to Series A and B preferred stock	(1,023)	(1,024)	(2,047)	(2,047)
Distributions attributable to senior common stock	(69)	(22)	(122)	(41)

Net (loss) income available to common stockholders	$(641)	$(192)	$(1,286)	$67

Earnings per weighted average share of common stock - basic & diluted
(Loss) income from continuing operations (net of dividends attributable to preferred stock)	$(0.05)	$(0.02)	$(0.11)	$0.01

Net (loss) income available to common stockholders	$(0.05)	$(0.02)	$(0.11)	$0.01

Dividends declared per share of common stock	$0.375	$0.375	$0.75	$0.75

Weighted average shares of common stock outstanding
Basic	12,380,402	10,945,379	11,808,701	10,945,379

Diluted	12,380,402	10,945,379	11,808,701	11,011,259

Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.53

Weighted average shares of senior common stock outstanding - basic	261,754	84,361	233,633	75,738

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$883	$2,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,121	7,896
Amortization of deferred financing costs	817	703
Amortization of deferred rent asset and liability, net	(157)	(337)
Amortization of discount and premium on assumed debt	(85)	32
Asset retirement obligation expense	64	82
Increase in other assets	(218)	(40)
Increase in deferred rent receivable	(1,689)	(739)
(Decrease) increase in accounts payable, accrued expenses, and amount due Adviser and Administrator	(1,664)	1,931
(Decrease) increase in other liabilities	(139)	185
Leasing commissions paid	(394)	(1,101)

Net cash provided by operating activities	7,539	10,767

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(33,488)	(42,565)
Improvements of existing real estate	(3,999)	(2,338)
Receipts from lenders for funds held in escrow	1,529	1,127
Payments to lenders for funds held in escrow	(1,645)	(2,386)
Receipts from tenants for reserves	2,261	1,448
Payments to tenants from reserves	(1,158)	(1,166)
Increase in restricted cash	(1,103)	(416)
Deposits on future acquisitions	(725)	—

Net cash used in investing activities	(38,328)	(46,296)

Cash flows from financing activities:
Proceeds from issuance of equity	57,219	522
Offering costs	(3,183)	(65)
Proceeds from issuance of mandatorily redeemable preferred stock	—	38,500
Borrowings under mortgage notes payable	3,700	33,705
Payments for deferred financing costs	(209)	(3,018)
Principal repayments on mortgage notes payable	(3,560)	(4,317)
Principal repayments on employee notes receivable	35	6
Borrowings from line of credit	23,700	13,800
Repayments on line of credit	(37,500)	(32,500)
Increase in security deposits	—	133
Distributions paid for common, senior common and preferred stock	(10,936)	(10,293)

Net cash provided by financing activities	29,266	36,473

Net (decrease) increase in cash and cash equivalents	(1,523)	944
Cash and cash equivalents, beginning of period	5,546	3,329

Cash and cash equivalents, end of period	$4,023	$4,273

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION
Senior common dividend issued in the dividend reinvestment program	$52	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation, is a real estate investment trust, or REIT, that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation, or the Adviser.

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

Gladstone Commercial Lending, LLC, a Delaware limited liability company, or Gladstone Commercial Lending, a subsidiary of ours, was created to conduct all operations related to real estate mortgage loans of the Company. As the Operating Partnership currently owns all of the membership interests of Gladstone Commercial Lending, the financial position and results of operations of Gladstone Commercial Lending are consolidated with those of the Company.

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

All further references herein to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

Interim Financial Information

Our interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 19, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $3.6 million and $7.0 million for the three and six months ended June 30, 2013, respectively, and $2.9 million and $5.6 million for the three and six months ended June 30, 2012, respectively.

Above-market and below-market in-place lease fair values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.1 million for both the three and six months ended June 30, 2013, respectively. Total amortization related to above-market lease values was $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively. The capitalized below-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $0.1 million and $0.3 million for the three and six months ended June 30, 2013, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2012, respectively.

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

The value of in-place leases and lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets was $1.6 million and $3.1 million for the three and six months ended June 30, 2013, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2012, respectively.

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

We evaluate our entire portfolio of properties each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. We performed this evaluation and analysis and concluded that none of our properties were impaired as of June 30, 2013; however, we determined that our property located in South Hadley, Massachusetts may become impaired in the future. The lease on this property expires in January 2014 and we are currently negotiating a potential lease extension with the existing tenant. There is a possibility we would have to impair the property later in 2013 if we do not negotiate a lease extension on this building or find a replacement tenant.

We will continue to monitor our portfolio for any indicators of impairment and there have been no impairments recognized on our real estate assets since inception.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $0.1 million and $0.2 million for deferred financing costs during the three and six months ended June 30, 2013, respectively, and payments of $0.6 million and $3.0 million during the three and six months ended June 30, 2012, respectively. The increase in payments incurred during the six months ended June 30, 2012 were primarily related to the issuance of our 7.125% Series C Cumulative Term Preferred Stock, or the Term Preferred Stock, discussed in further detail in Note 6 “Mandatorily Redeemable Preferred Stock.” Total amortization expense related to deferred financing costs is included in interest expense and was $0.4 million and $0.8 million for the three and six months ended June 30, 2013, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2012, respectively.

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

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted over the life of the leases for the respective properties. There were no liabilities accrued during the six months ended June 30, 2013. There were $0.4 million in liabilities accrued in connection with acquisitions for the six months ended June 30, 2012. We recorded expenses of $0.03 million and $0.06 million during the three and six months ended June 30, 2013, respectively, and recorded expenses of $0.04 million and $0.08 million during the three and six months ended June 30 2012, respectively, which are included as part of our general and administrative expenses on our condensed consolidated statements of operations. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.2 million and the discount rates used in the calculations ranges from 2.5% to 7.6%. We do not expect to make any payments in conjunction with these obligations in each of the next five years.

Comprehensive Income

For the three and six months ended June 30, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and Gladstone Administration, LLC, or the Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The management and administrative services and fees under the Advisory and Administration Agreements are described below. As of June 30, 2013 and December 31, 2012, $0.9 million and $1.2 million, respectively, was due to our Adviser and Administrator.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders’ equity, less the recorded value of any preferred stock, or common stockholders’ equity, and an incentive fee based on funds from operations, or FFO. For both the three and six months ended June 30, 2013 and 2012, we recorded a base management fee of $0.4 million and $0.8 million, respectively.

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

For the three and six months ended June 30, 2013, we recorded an incentive fee of $0.9 million and $1.9 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.9 million and $1.5 million, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2013, of $0.0 million and $0.4 million, respectively. For the three and six months ended June 30, 2012, we recorded an incentive fee of $0.8 million and $1.7 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.7 million and $1.3 million, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2012, of $0.1 million and $0.4 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the three and six months ended June 30, 2013 and 2012, in order to support the current level of distributions to our stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three and six months ended June 30, 2013, we recorded an administration fee of $0.4 million and $0.7 million, respectively, and for the three and six months ended June 30, 2012, we recorded an administration fee of $0.3 million and $0.6 million, respectively.

Gladstone Securities

Gladstone Securities, LLC, or Gladstone Securities, is an affiliate of ours, as its parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer.

Dealer Manager Agreement

In connection with the offering of our senior common stock (see Note 8, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of senior common stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of senior common stock sold. Gladstone Securities, in its sole and absolute discretion, may re-allocate all of its selling commissions attributable to a participating broker-dealer and may also re-allocate a portion of its dealer manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we have agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.1 million and $0.2 million of payments during the three and six months ended June 30, 2013, respectively, and we made approximately $0.03 million and $0.05 million of payments during the three and six months ended June 30, 2012, respectively, to Gladstone Securities pursuant to this agreement, which currently is scheduled to terminate on the earlier of (i) March 28, 2015 or (ii) the date on which 3,000,000 shares of Senior Common Stock are sold pursuant to the Dealer Manager Agreement.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We will pay Gladstone Securities a financing fee, or the Financing Fee, in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of the Financing Fee, which is payable upon closing of the financing, will be based on a percentage of the amount of the mortgage ranging from 0.5% to a maximum of 1% of the mortgage obtained. The amount of the Financing Fee may be reduced or eliminated as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. No such fees were paid as of June 30, 2013. The agreement is scheduled to terminate on August 31, 2014 unless renewed or earlier terminated pursuant to the provisions contained therein.

3. Earnings (Loss) per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2013 and 2012. We computed basic earnings (loss) per share for the three and six months ended June 30, 2013 and 2012 using the weighted average number of shares outstanding during the periods. Diluted earnings per share for the three and six months ended June 30, 2013 and 2012, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Calculation of basic earnings per share of common stock:
Net (loss) income available to common stockholders	$(641)	$(192)	$(1,286)	$67
Denominator for basic weighted average shares of common stock	12,380,402	10,945,379	11,808,701	10,945,379

Basic (loss) earnings per share of common stock	$(0.05)	$(0.02)	$(0.11)	$0.01

Calculation of diluted earnings per share of common stock:
Net (loss) income available to common stockholders	$(641)	$(192)	$(1,286)	$67
Add: Income impact of assumed conversion of senior common stock (1)	—	—	—	41

Net (loss) income available to common stockholders plus assumed conversions	$(641)	$(192)	$(1,286)	$108
Denominator for basic weighted average shares of common stock	12,380,402	10,945,379	11,808,701	10,945,379
Effect of convertible senior common stock (1)	—	—	—	65,880

Denominator for diluted weighted average shares of common stock	12,380,402	10,945,379	11,808,701	11,011,259

Diluted (loss) earnings per share of common stock	$(0.05)	$(0.02)	$(0.11)	$0.01

(1)

Convertible senior common stock was excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2013 and the three months ended June 30, 2012 because it was anti-dilutive. Had the convertible senior common stock been included in the calculation, 195,759, 180,753 and 66,000 additional shares would have been included in the diluted weighted average shares of common stock for the three and six months ended June 30, 2013 and the three months ended June 30, 2012, respectively.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Real estate:
Land	$72,271	$69,126
Building and improvements	468,243	442,451
Tenant improvements	24,438	22,176
Accumulated depreciation	(72,712)	(65,730)

Real estate, net	$492,240	$468,023

2013 Real Estate Activity

During the six months ended June 30, 2013, we acquired three properties and completed an expansion of one property, which are summarized below (dollars in thousands):

Location	Acquisition/ Expansion Date	Square Footage	Lease Term	Renewal Options		Total Purchase/ Expansion Price	Acquistion Expenses	Annualized Straight Line Rent	Debt Issued
Egg Harbor Township, NJ	3/28/2013	29,257	10 years	1 (5 years	)	$5,650	$152	$490	$3,700
Clintonville, WI (1)	4/11/2013	102,400	15 years	N/A		3,250	N/A	961	—
Vance, AL	5/8/2013	170,000	10 years	2 (5 year options	)	13,388	186	1,173	—
Blaine, MN	5/10/2013	92,275	6.9 years	2 (5 year options	)	14,450	79	1,475	—

Total		393,932				$36,738	$417	$4,099	$3,700

(1)	The Clintonville, WI property was originally acquired in November 2005 for $5.3 million. After the expansion completed in April 2013, the total investment in the property is $8.6 million.

In accordance with ASC 805, we determined the fair value of the acquired assets related to the three properties acquired during the six months ended June 30, 2013 as follows (in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Total Purchase Price
Egg Harbor Township, NJ	$1,627	$2,735	$282	$558	$189	$259	$5,650
Brookwood, AL	457	9,721	808	1,097	678	627	13,388
Blaine, MN	1,060	9,347	1,172	1,361	694	816	14,450

	$3,144	$21,803	$2,262	$3,016	$1,561	$1,702	$33,488

Below is a summary of the total revenue and earnings recognized on the three properties acquired during the six months ended June 30, 2013 (dollars in thousands):

	Acquisition	For the three months ended June 30, 2013		For the six months ended June 30, 2013
Location	Date	Rental Revenue	Earnings (1)	Rental Revenue	Earnings (1)
Egg Harbor Township, NJ	3/28/2013	$122	$69	$128	$72
Vance, AL	5/8/2013	170	70	170	70
Blaine, MN	5/10/2013	210	94	210	94

		$502	$233	$508	$236

(1)	Earnings is calculated as net income less interest expense and acquisition related costs that are required to be expensed under ASC 805.

Pro Forma

We acquired three properties during the six months ended June 30, 2013. The following table reflects pro-forma condensed consolidated statements of operations as if the properties were acquired as of the beginning of the previous period. The pro-forma earnings for the three and six months ended June 30, 2013, were adjusted to exclude $0.3 million and $0.4 million, respectively, of acquisition-related costs incurred during 2013 (dollars in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Operating Data:
Total operating revenue	$14,548	$13,071	$29,374	$26,073
Total operating expenses	(7,284)	(6,036)	(14,922)	(12,273)
Other expenses	(6,574)	(5,658)	(13,141)	(10,837)

Net income	690	1,377	1,311	2,963
Dividends attributable to preferred and senior common stock	(1,092)	(1,046)	(2,168)	(2,088)

Net (loss) income available to common stockholders	$(402)	$331	$(857)	$875

Share and Per Share Data:
Basic & diltued (loss) earnings per share of common stock	$(0.03)	$0.03	$(0.07)	$0.08
Diluted earnings per share of common stock	$(0.03)	$0.03	$(0.07)	$0.08
Weighted average shares outstanding-basic	12,380,402	10,945,379	11,808,701	10,945,379
Weighted average shares outstanding-diluted	12,380,402	11,018,870	11,808,701	11,011,259

2012 Real Estate Activity

During the six months ended June 30, 2012, we acquired five properties, which are summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage	Lease Term	Renewal Options		Total Purchase Price	Acquistion Expenses	Annualized Straight Line Rent	Debt Issued
Ashburn, VA	1/25/2012	52,130	15 years	2 (5 years each	)	$10,775	$102	$989	$	N/A
Ottumwa, IA	5/30/2012	352,860	11.5 years	3 (5 years each	)	7,100	47	684		5,000
New Albany, OH	6/5/2012	89,000	10.5 years	2 (5 years each	)	13,333	188	1,361		N/A
Columbus, GA	6/21/2012	32,000	11.5 years	2 (5 years each	)	7,320	126	656		4,750
Columbus, OH	6/28/2012	31,293	10 years	N/A		4,037	59	342		N/A

Total		557,283				$42,565	$522	$4,032		$9,750

In accordance with ASC 805, we determined the fair value of acquired assets related to the properties acquired during the six months ended June 30, 2012 as follows (in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Total Purchase Price
Ashburn, VA	$706	$6,551	$1,307	$804	$908	$499	$—	$—	$10,775
Ottumwa, IA	212	4,743	329	940	484	499	—	(107)	7,100
New Albany, OH	1,658	7,511	1,235	1,122	857	903	47	—	13,333
Columbus, GA	1,378	3,894	626	574	473	375	—	—	7,320
Columbus, OH	542	1,856	597	391	213	325	113	—	4,037

	$4,496	$24,555	$4,094	$3,831	$2,935	$2,601	$160	$(107)	$42,565

Below is a summary of the total revenue and earnings recognized on the properties acquired during the six months ended June 30, 2012 (dollars in thousands):

		For the three months ended June 30, 2012		For the six months ended June 30, 2012
Location	Acquisition Date	Rental Revenue	Earnings (1)	Rental Revenue	Earnings (1)
Ashburn, VA	1/25/2012	$247	$147	$431	$160
Ottumwa, IA	5/30/2012	61	30	61	30
New Albany, OH	6/5/2012	98	51	98	51
Columbus, GA	6/21/2012	18	11	18	11
Columbus, OH	6/28/2012	3	3	3	3

		$427	$242	$611	$255

(1)	Earnings is calculated as net income less interest expense and acquisition related costs that are required to be expensed under ASC 805.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2013 and 2012, respectively, were as follows:

Intangible Assets & Liabilities	2013	2012
In-place leases	9.3	11.0
Leasing costs	9.3	11.0
Customer relationships	14.2	15.2
Above market leases	—	10.4
Below market leases	—	11.6

All intangible assets & liabilities	10.9	12.4

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2013 and each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year	Tenant Lease Payments
Six Months ending December 31, 2013	$27,152
2014	54,022
2015	52,560
2016	49,330
2017	47,279
2018	45,230
Thereafter	255,699

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay property taxes on the respective properties in the event the tenants fail to pay them. The total annual property taxes for all properties owned by us at June 30, 2013, were $9.4 million.

Existing Real Estate Activity

On January 14, 2013, we extended the lease with the tenant occupying our property located in Champaign, Illinois. The lease covering this property was extended for an additional 11 years through December 2024. The lease was originally set to expire in December 2013. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.4 million. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.4 million in leasing commissions.

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

On April 11, 2013, we funded a $3.3 million 102,400 square foot recently completed expansion of our property located in Clintonville, Wisconsin. In connection with the expansion of the property, we executed a lease amendment to extend the lease for an additional eight years, through October 2028. The lease was originally set to expire in October 2020. The lease was also amended to provide for an increase to the rental income over the life of the lease, with annualized straight line rents of approximately $1.0 million, up from $0.6 million today.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class (in thousands):

	June 30, 2013		December 31, 2012
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$37,101	$(13,366)	$34,085	$(12,125)
Leasing costs	26,035	(8,087)	24,071	(7,103)
Customer relationships	28,373	(9,259)	26,671	(8,345)

	$91,509	$(30,712)	$84,827	$(27,573)

The estimated aggregate amortization expense for the remainder of 2013 and for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year	Estimated Amortization Expense
Six Months ending December 31, 2013	$4,001
2014	7,361
2015	6,838
2016	6,084
2017	5,890
2018	5,327
Thereafter	25,296

5. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit, or the Line of Credit, as of June 30, 2013 and December 31, 2012 are summarized below (dollars in thousands):

			Principal Balance Outstanding
Date of Issuance/ Assumption	Principal Maturity Date	Stated Interest Rate at June 30, 2013 (1)	June 30, 2013	December 31, 2012
02/21/06	12/01/13	5.91%	$8,560	$8,658
02/21/06	06/30/14	5.20%	17,712	17,930
08/25/05	09/01/15	5.33%	19,886	20,074
09/12/05	09/01/15	5.21%	11,716	11,821
09/06/07	12/11/15	5.81%	4,100	4,141
12/21/05	01/08/16	5.71%	17,999	18,155
03/29/06	04/01/16	5.92%	16,560	16,669
04/27/06	05/05/16	6.58%	12,905	13,080
08/29/08	06/01/16	6.80%	5,785	5,866
06/20/11	06/30/16	6.08%	11,253	11,341
11/22/06	12/01/16	5.76%	13,450	13,558
12/22/06	01/01/17	5.79%	20,568	20,731
02/08/07	03/01/17	6.00%	13,775	13,775
06/05/07	06/08/17	6.11%	14,081	14,163
10/15/07	11/08/17	6.63%	14,960	15,072
09/26/12	07/01/18	5.75%	10,602	10,707
11/18/11	11/01/18	4.50%	4,206	4,256
12/06/11	12/06/19	6.00%	8,151	8,272
10/28/11	11/01/21	6.00%	7,003	7,068
04/05/12	05/01/22	6.10%	18,658	18,821
06/21/12	07/06/22	5.05%	4,664	4,712
08/03/12	07/31/22	5.00%	2,948	2,979
07/24/12	08/01/22	5.60%	9,524	9,661
10/01/12	10/01/22	4.86%	33,539	33,888
11/21/12	12/06/22	4.04%	18,782	19,000
03/28/13	04/06/23	4.16%	3,686	—
12/15/10	12/10/26	6.63%	9,763	9,983
05/16/12	12/31/26	4.30%	2,863	2,897
11/08/12	02/01/27	5.69%	14,007	14,145
05/30/12	05/10/27	6.50%	4,779	4,883
06/27/12	07/01/29	5.10%	1,945	1,984

Contractual Fixed-Rate Mortgage Notes Payable:			$358,430	$358,290

Premiums and (Discounts), net:			810	895

Total Fixed-Rate Mortgage Notes Payable:			$359,240	$359,185

Variable-Rate Line of Credit:
12/28/10	12/28/13	LIBOR +2.75%	$11,200	$25,000

Total Mortgage Notes Payable and Line of Credit			$370,440	$384,185

(1)	The weighted average interest rate on all debt outstanding at June 30, 2013, was approximately 5.54%.

Mortgage Notes Payable

As of June 30, 2013, we had 31 fixed-rate mortgage notes payable, collateralized by a total of 65 properties. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of June 30, 2013 was 5.62%.

During the six months ended June 30, 2013, we issued one long-term mortgage, which is summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Borrowings	Interest Rate	Maturity Date
3/28/2013	Citigroup Global Markets Realty Corp.	$3,700	4.16%	4/6/2023

The fair value of all fixed-rate mortgage notes payable outstanding as of June 30, 2013, was $359.4 million, as compared to the carrying value stated above of $358.4 million. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Scheduled principal payments of mortgage notes payable for the remainder of 2013 and each of the five succeeding fiscal years and thereafter are as follows (in thousands):

Year	Scheduled Principal Payments
Six Months ending December 31, 2013	$12,098
2014	24,463
2015	41,285
2016	79,313
2017	65,484
2018	17,988
Thereafter	117,799

$358,430

Line of Credit

In December 2010, we procured a $50.0 million Line of Credit (with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and an administrative agent and Branch Banking and Trust Company serving as an additional revolving lender and letter of credit issuer), which matures on December 28, 2013. The Line of Credit originally provided for a senior secured revolving credit facility of up to $50.0 million with a standby letter of credit sublimit of up to $20.0 million. On January 31, 2012, the Line of Credit was expanded to $75.0 million and Citizens Bank of Pennsylvania was added as a revolving lender and letter of credit issuer. Currently, 15 of our properties are pledged as collateral under our Line of Credit. The interest rate per annum applicable to the Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of 0.25% per year. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under the Line of Credit is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards.

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

At June 30, 2013, there was $11.2 million outstanding under our Line of Credit at an interest rate of approximately 3.0% and $5.6 million outstanding under letters of credit at a weighted average interest rate of 3.0%. At June 30, 2013, the maximum additional amount we could draw was $26.3 million. We were in compliance with all covenants under the Line of Credit as of June 30, 2013. The amount outstanding on the Line of Credit as of June 30, 2013 approximates fair value, because the debt is short-term.

6. Mandatorily Redeemable Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share, or the Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million and were used to repay a portion of outstanding borrowings under our Line of Credit, for acquistions of real estate and for working capital. The Term Preferred Stock is traded under the ticker symbol GOODN on the NASDAQ Global Select Market, or the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security of ours. Generally, we may not redeem shares of the Term Preferred Stock prior to January 31, 2016, except in limited circumstances to preserve our status as a REIT. On or after January 31, 2016, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. We incurred $1.8 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on the condensed consolidated balance sheet and will be amortized over the redemption period ending January 31, 2017.

The Term Preferred Stock is recorded as liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the statement of operations.

The fair value of our Term Preferred Stock as of June 30, 2013, was $38.5 million, the same as the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of June 28, 2013, of $25.03. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases for the remainder of 2013 and each of the five succeeding years and thereafter, are as follows (in thousands):

Location	Lease End Date	2013	2014	2015	2016	2017	2018	Thereafter
Tulsa, OK	Apr-21	$76	$153	$153	$153	$153	$153	$381
Dartmouth, MA	May-36	87	174	174	174	174	174	3,472
Springfield, MA	Feb-30	43	86	86	86	89	90	1,063

		$206	$413	$413	$413	$416	$417	$4,916

Expenses recorded in connection with rental expense incurred for the properties listed above during the six months ended June 30, 2013 and 2012 were $214 and $213, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.

8. Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2013 (in thousands):

	Preferred Stock	Senior Common Stock	Common Stock	Capital in Excess of Par Value	Notes Receivable from Employees	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity
Balance at December 31, 2012	$2	$—	$11	$215,470	$(410)	$(92,708)	$122,365

Issuance of senior common stock and common stock, net	—	—	3	54,084	—	—	54,087
Repayment of principal on employee notes receivable	—	—	—	—	35	—	35
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(10,988)	(10,988)
Net income	—	—	—	—	—	883	883

Balance at June 30, 2013	$2	$—	$14	$269,554	$(375)	$(102,813)	$166,382

Distributions

Our Board of Directors declared the following distributions per share for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Common Stock	$0.375	$0.375	$0.750	$0.750
Senior Common Stock	0.2625	0.2625	0.5250	0.5250
Series A Preferred Stock	0.4843749	0.4843749	0.9687498	0.9687498
Series B Preferred Stock	0.46875	0.46875	0.93750	0.93750
Series C Preferred Stock (1)	0.4453125	0.4453125	0.8906250	0.7421875

(1)	The Series C Preferred Stock was issued on January 31, 2012.

Recent Activity

On April 29, 2013, we completed a public offering of 1,265,000 shares of our common stock at a public offering price of $18.90 per share. Gross proceeds of the offering totaled $23.9 million and net proceeds, after deducting offering expenses borne by us, were $22.6 million, which we used to acquire real estate.

On June 24, 2013, we completed a public offering of 1,320,000 shares of our common stock at a public offering price of $18.82 per share. Gross proceeds of the offering totaled $24.8 million and net proceeds, after deducting offering expenses borne by us, were $23.5 million, which we used to acquire real estate.

Ongoing Activity

We have an open market sale agreement, or the ATM Program, with Jefferies LLC, or Jefferies, under which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. During the six months ended June 30, 2013, we raised approximately $6.3 million in gross proceeds under the ATM Program. As of June 30, 2013, we had sold a total of 665,994 shares with aggregate gross proceeds of $12.4 million, and have a remaining capacity to sell up to $12.6 million of common stock under the ATM Program with Jefferies.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our senior common stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares are intended to be offered pursuant to the primary offering and 500,000 shares are intended to be offered pursuant to our senior common distribution reinvestment plan, or the DRIP. We, however, reserve the right to reallocate the number of shares being offered between the primary offering and the DRIP. As of June 30, 2013, we have sold 243,075, shares of senior common stock in this ongoing offering, for gross proceeds of $3.6 million, and issued an additional 4,527 shares of senior common stock under the DRIP program.

Notes to Employees

The following table is a summary of the outstanding note issued to an employee of the Adviser for the exercise of stock options (dollars in thousands):

Date Issued	Outstanding Balance of Employee Loans at June 30, 2013	Outstanding Balance of Employee Loans at December 31, 2012	Maturity Date of Note	Interest Rate on Note
Nov 2006	$375	$410	Nov 2015	8.15%

	$375	$410

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, this note was recorded as a full recourse loan to the employee and is included in the equity section of the accompanying condensed consolidated balance sheets. As of June 30, 2013, this loan maintained its full recourse status.

9. Subsequent Events

On July 3, 2013, through a wholly-owned subsidiary, we borrowed $8.2 million pursuant to a long-term note payable from Prudential Mortgage Capital Company, LLC, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 5.0% per year and we may not repay this note prior to the last three months of the term, without being subject to a prepayment penalty. The note has a maturity date of August 1, 2023. We used the proceeds from the note to acquire real estate.

On July 9, 2013, we acquired a 320,000 square foot office building located in Austin, Texas for $57.0 million, excluding related acquisition expenses of $0.2 million. We funded this acquisition with existing cash on hand and the issuance of $35.3 million of mortgage debt on the property. The tenant has leased the property for 7 years and has 3 options to renew the lease for additional periods of 3 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $4.7 million.

On July 9, 2013, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
July 19, 2013	July 31, 2013	$0.125	$0.1614583	$0.15625	$0.1484375
August 21, 2013	August 30, 2013	0.125	0.1614583	0.15625	0.1484375
September 18, 2013	September 30, 2013	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
July	August 7, 2013	$0.0875
August	September 9, 2013	0.0875
September	October 7, 2013	0.0875

Total		$0.2625

On July 9, 2013, our Board of Directors resolved to clarify the terms of our Share Redemption Program for our senior common stock, specifically in the case of a redemption request due to death, disability or bankruptcy of a shareholder, or Special Redemptions. The Board of Directors resolved that Special Redemptions are not limited by the restrictions on the amount of shares of senior common stock available to be redeemed that affect other redemptions, namely, that Special Redemptions are exempt from the following limitations: (i) during any calendar year, redemptions may not be in excess of 5% of the weighted average number of shares of senior common stock outstanding during the prior calendar year, and (ii) cash available for redemptions is limited to the proceeds of sales of shares of senior common stock pursuant to the DRIP. The terms of our Share Redemption Program were originally disclosed in the prospectus supplement for our senior common stock offering, filed with the Securities and Exchange Commission on March 28, 2011.

On July 10, 2013, we acquired an 115,200 square foot office building located in Allen, Texas for $15.2 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $8.9 million of mortgage debt on the property. There are two tenants in this property, the largest of which occupies 73% of the space and has 9 years remaining on the lease and has 2 options to renew the lease for additional periods of 5 years each. The other tenant has 8 years remaining on the lease and also has 2 options to renew the lease for additional periods of 5 years each. These two leases provide for prescribed rent escalations over the life of the leases, with annualized straight line rents of $1.4 million.

On July 11, 2013, in connection with our underwritten offering of common stock that closed in June 2013, the underwriters partially exercised their option to purchase an additional 158,000 shares of common stock at the previously established public offering price of $18.82. Gross proceeds of the partial exercise totaled $3.0 million and net proceeds, after deducting offering expenses borne by us, were $2.8 million and were used for general working capital.

On July 17, 2013, we executed a revised lease with a tenant to occupy our previously vacant property located in Hazelwood, Missouri. The lease commences on August 1, 2013 and expires in May 2023. The tenant has two options to purchase the property: one option in March 2017 and the other option in May 2023. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. In connection with the extension of the lease and the modification of certain terms under the lease, we will pay $0.1 million in leasing commissions and $0.3 million in tenant improvements.

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

OVERVIEW

General

We are an externally-advised real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 85 properties totaling 9.0 million square feet, which have a total gross and net carrying value, including intangible assets, of $728.7 million and $625.2 million, respectively. We do not currently have any mortgage loan receivables outstanding.

Business Environment

The United States, or U.S., is beginning to see long-term signs of recovery as the unemployment rate has decreased over the last several months, housing starts and building permits have increased, and prices for single-family homes increased across 20 U.S. cities because of a dwindling surplus in the housing market. However, various signs of weakness are still present in the U.S economy. Vacancy rates in certain markets are still higher than pre-recessionary levels as job growth has yet to return to all areas of the country. Additionally, interest rates still remain at historic lows, even though they have experienced some recent volatility, which is increasing competition for new acquisitions and causing cap rate compression.

We continue to focus on increasing our funds from operations, or FFO, by re-leasing vacant space in our portfolio. As of June 30, 2013 we had three fully vacant buildings and one partially vacant building. Our vacant buildings are located in Hazelwood, Missouri, Baytown, Texas and Richmond, Virginia. Our building located in Roseville, Minnesota remains partially vacant. The leases on these four vacancies comprised 4.2% of our annualized rental income as of June 30, 2013 and the annual carrying costs are approximately $0.6 million. We are actively seeking new tenants for our Richmond, Virginia, Baytown, Texas and Roseville, Minnesota buildings and have executed a lease with a new tenant for our Hazelwood, Missouri building that will begin in August of this year.

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

In addition to leverage, we have been active in the equity markets during 2013 and we have issued shares of common stock in two separate follow-on public offerings and under our open market sale agreement, or ATM Program, with Jefferies, LLC, or Jefferies, discussed in more detail below.

Recent Developments

2013 Investment Activities

The following is a summary of our recent acquisitions:

Egg Harbor Township, New Jersey: On March 28, 2013, we acquired a 29,257 square foot office building located in Egg Harbor Township, New Jersey for $5.7 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $3.7 million of mortgage debt on the property. The tenant has leased the property for 10 years and has 1 option to renew the lease for an additional period of 5 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.5 million.

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

Vance, Alabama: On May 9, 2013, we acquired a 170,000 square foot industrial building located in Vance, Alabama for $13.4 million, excluding related acquisition expenses of $0.2 million. We funded this acquisition with existing cash on hand. The tenant has leased the property for 10 years and has 2 options to renew the lease for additional periods of 5-years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.2 million.

Blaine, Minnesota: On May 10, 2013, we acquired a 92,275 square foot office building located in Blaine, Minnesota for $14.4 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand. The tenant has seven years remaining on the lease and has two options to renew the lease for additional periods of five-years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.5 million.

Austin, Texas: On July 9, 2013, we acquired a 320,000 square foot office building located in Austin, Texas for $57.0 million, excluding related acquisition expenses of $0.2 million. We funded this acquisition with cash proceeds from our recent common stock offering and the issuance of $35.3 million of mortgage debt on the property. The tenant has seven years remaining on the lease and has three options to renew the lease for additional periods of three years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $4.7 million.

Allen, Texas: On July 10, 2013, we acquired an 115,200 square foot office building located in Allen, Texas for $15.2 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $8.9 million of mortgage debt on the property. There are two tenants in this property, the largest of which occupies 73% of the space and has nine years remaining on the lease and has two options to renew the lease for additional periods of five years each. The other tenant has eight years remaining on the lease and also has two options to renew the lease for additional periods of five years each. These two leases provide for prescribed rent escalations over the life of the leases, with annualized straight line rents of $1.4 million.

2013 Financing Activities

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

Prudential: On July 3, 2013, through a wholly-owned subsidiary, we borrowed $8.2 million pursuant to a long-term note payable from Prudential Mortgage Capital Company, LLC, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 5.0% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a prepayment penalty. The note has a maturity date of August 1, 2023. We used the proceeds from the note to acquire properties.

Cantor Commercial Real Estate: On July 9, 2013, through a wholly-owned subsidiary, we borrowed $35.3 million pursuant to a long-term note payable from Cantor Commercial Real Estate Lending, L.P., which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 4.81% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a prepayment penalty. The note has a maturity date of August 6, 2023. We used the proceeds from the note to acquire the property in Austin, Texas on the same date.

Synovus Bank: On July 10, 2013, through a wholly-owned subsidiary, we borrowed $8.9 million pursuant to a long-term note payable from Synovus Bank, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 4.2% per year and we may prepay this note prior to maturity without penalty. The note has a maturity date of July 10, 2023. We used the proceeds from the note to acquire the property in Allen, Texas on the same date.

2013 Leasing Activities

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

Hazelwood, Missouri: On July 17, 2013, we executed a revised lease with a tenant to occupy our previously vacant property located in Hazelwood, Missouri. The lease commences on August 1, 2013 and expires in May 2023. The tenant has two options to purchase the property: one option in March 2017 and the other option in May 2023. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. In connection with the extension of the lease and the modification of certain terms under the lease, we will pay $0.1 million in leasing commissions and $0.3 million in tenant improvements.

2013 Equity Activities

The equity issuances summarized below were issued under our effective shelf registration statement (File No. 333-169290) on file with the Securities and Exchange Commission.

Common Equity: During 2013, we have completed two separate public offerings totaling 2,743,000 shares of our common stock. We issued 1,265,000 shares of common stock in the first offering, which closed on April 29, 2013, at a public offering price of $18.90 per share. Gross proceeds of this offering totaled $23.9 million and net proceeds, after deducting offering expenses and underwriter discounts, were $22.6 million. We issued 1,478,000 shares of common stock in the second offering, which closed on June 24, 2013, with a partial exercise of the over-allotment option closing on July 11, 2013, at a public offering price of $18.82 per share. Gross proceeds of this offering totaled $27.8 million and net proceeds, after deducting offering expenses and underwriter discounts, were $26.3 million. Proceeds from these offerings were used to acquire real estate.

ATM Program: During the six months ended June 30, 2013, we raised approximately $6.2 million in net proceeds under our ATM Program with Jefferies. We used the proceeds from this offering to fund our acquisition in Egg Harbor Township, New Jersey and for general corporate purposes. Under this agreement we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). Sales of shares of our common stock through Jefferies will be executed by means of ordinary brokers’ transactions on the NASDAQ or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Jefferies, including a combination of any of these transactions. We will pay Jefferies a commission equal to 2.0% of the gross sales proceeds of any common stock sold through Jefferies as agent under the ATM Program.

Senior Common Equity: During the six months ended June 30, 2013, we sold 124,337 shares of our senior common stock at $15.00 per share in an ongoing best-efforts public offering and issued 3,133 shares of our senior common stock under the Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission were $1.7 million. We can issue up to 3,000,000 shares of senior common stock and the offering will continue until the earlier of March 28, 2015 or the date on which 3,000,000 shares of senior common stock are sold. We have used the proceeds of the offering for general corporate purposes and to acquire additional real estate.

Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. The table below reflects the breakdown of our total rental income by tenant industry classification for the six months ended June 30, 2013 and 2012, respectively (dollars in thousands):

	For the six months ended June 30,
	2013		2012
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$4,665	16.7%	$3,636	14.8%
Healthcare	3,729	13.4	2,496	10.3
Personal, Food & Miscellaneous Services	2,566	9.2	907	3.7
Electronics	2,228	8.0	3,091	12.7
Diversified/Conglomerate Manufacturing	1,833	6.6	1,832	7.5
Chemicals, Plastics & Rubber	1,576	5.7	1,576	6.5
Beverage, Food & Tobacco	1,510	5.4	1,279	5.3
Automobile	1,431	5.1	682	2.8
Personal & Non-Durable Consumer Products	1,290	4.6	1,217	5.0
Containers, Packaging & Glass	1,171	4.2	1,171	4.8
Machinery	1,130	4.1	1,130	4.6
Buildings and Real Estate	1,076	3.9	1,068	4.4
Printing & Publishing	929	3.3	947	3.9
Oil & Gas	638	2.3	635	2.6
Diversified/Conglomerate Services	622	2.2	622	2.6
Banking	577	2.1	575	2.4
Education	328	1.2	915	3.8
Childcare	292	1.0	292	1.2
Home & Office Furnishings	265	1.0	265	1.1

	$27,856	100.0%	$24,336	100.0%

The table below reflects the breakdown of our total rental income by state for the six months ended June 30, 2013 and 2012, respectively (dollars in thousands):

State	Number of Leases for the six months ended June 30, 2013	Rental Revenue for the six months ended June 30, 2013	% of Base Rent	Number of Leases for the six months ended June 30, 2012	Rental Revenue for the six months ended June 30, 2012	% of Base Rent
Ohio	14	4,646	16.7%	14	3,981	16.4%
North Carolina	7	2,399	8.6%	7	2,390	9.8%
South Carolina	2	2,231	8.0%	1	961	3.9%
Texas	5	2,028	7.3%	4	1,311	5.4%
Minnesota	4	1,831	6.6%	3	2,660	10.9%
All Other States	36	14,721	52.8%	33	13,033	53.6%

Total	68	$27,856	100%	62	$24,336	100%

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer and treasurer, chief compliance officer, internal counsel, secretary and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly traded real estate company. With the exception of Ms. Danielle Jones, our chief financial officer and treasurer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of our president, all of our executive officers and all of our directors, with the exception of Mr. David Dullum, serve as either directors or executive officers, or both, of Gladstone Land Corporation. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

During the six months ended June 30, 2013 and 2012, none of these third party expenses were incurred by us directly. The actual amount of such fees that we incur in the future will depend largely upon the aggregate costs of the properties that we acquire, the aggregate amount of mortgage loans that we make and the extent to which we are able to pass on such fees to our tenants and borrowers pursuant to the terms of the agreements. Accordingly, the amount of these fees that we will pay in the future is not determinable at this time.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, or total common stockholders’ equity, and for an incentive fee based on FFO. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common with other externally-advised REITs; however, our Adviser may earn fee income from our borrowers or tenants or other sources.

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our Line of Credit agreement which limits distributions to our stockholders to 95% of FFO with acquisition-related costs that are required to be expensed under ASC 805, Business Combinations, added back to FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the six months ended June 30, 2013 and 2012, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our condensed consolidated financial statements included elsewhere in this Form 10-Q. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations.

Allocation of Purchase Price

When we acquire real estate, we allocate the purchase price to (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements and long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations, based in each case on their fair values in accordance with ASC 805, Business Combinations. All expenses related to the acquisition are expensed as incurred.

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

Using the methodology discussed above we evaluated our entire portfolio as of June 30, 2013 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. We concluded that none of our properties were impaired as of June 30, 2013; however, we determined that our property located in South Hadley, Massachusetts may become impaired in the future. The lease on this property expires in January 2014 and we are currently negotiating a potential lease extension with the existing tenant. There is a possibility we would have to impair the property in 2013 if we do not negotiate a lease extension on this building or find a replacement tenant.

We will continue to monitor our portfolio for any indicators of impairment and there have been no impairments recognized on our real estate assets since inception.

Results of Operations

The weighted-average yield on our total portfolio, which was 9.0% as of June 30, 2013, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2013 and 2012 is below (dollars in thousands):

	For the three months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in Thousands, except per share data)
Operating revenues
Rental income	$14,190	$12,323	$1,867	15%
Tenant recovery revenue	68	87	(19)	-22%

Total operating revenues	14,258	12,410	1,848	15%

Operating expenses
Depreciation and amortization	5,220	3,992	1,228	31%
Property operating expenses	564	353	211	60%
Acquisition related expense	274	528	(254)	-48%
Base management fee	451	372	79	21%
Incentive fee	933	787	146	19%
Administration fee	367	265	102	38%
General and administrative	477	404	73	18%

Total operating expenses before credit to incentive fee	8,286	6,701	1,585	24%

Credit to incentive fee	(917)	(674)	(243)	36%

Total operating expenses	7,369	6,027	1,342	22%

Other income (expense)
Interest expense	(5,764)	(4,885)	(879)	18%
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	—	0%
Other income	12	42	(30)	-71%

Total other expense	(6,438)	(5,529)	(909)	16%

Net income	451	854	(403)	-47%

Distributions attributable to Series A and B preferred stock	(1,023)	(1,024)	1	0%
Distributions attributable to senior common stock	(69)	(22)	(47)	214%

Net loss available to common stockholders	$(641)	$(192)	$(449)	234%

Net loss available to common stockholders per weighted average share of common stock - diluted	$(0.05)	$(0.02)	$(0.03)	150%

FFO available to common stockholders	$4,579	$3,800	$779	21%

FFO per weighted average share of common stock - diluted	$0.36	$0.34	$0.02	6%

	For the six months ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in Thousands, except per share data)
Operating revenues
Rental income	$27,856	$24,336	$3,520	14%
Tenant recovery revenue	437	171	266	156%

Total operating revenues	28,293	24,507	3,786	15%

Operating expenses
Depreciation and amortization	10,121	7,896	2,225	28%
Property operating expenses	1,300	686	614	90%
Acquisition related expense	459	688	(229)	-33%
Base management fee	804	765	39	5%
Incentive fee	1,864	1,686	178	11%
Administration fee	730	575	155	27%
General and administrative	866	787	79	10%

Total operating expenses before credit to incentive fee	16,144	13,083	3,061	23%

Credit to incentive fee	(1,502)	(1,259)	(243)	19%

Total operating expenses	14,642	11,824	2,818	24%

Other income (expense)
Interest expense	(11,425)	(9,458)	(1,967)	21%
Distributions attributable to Series C mandatorily redeemable preferred stock	(1,372)	(1,143)	(229)	20%
Other income	29	73	(44)	-60%

Total other expense	(12,768)	(10,528)	(2,240)	21%

Net income	883	2,155	(1,272)	-59%

Distributions attributable to Series A and B preferred stock	(2,047)	(2,047)	—	0%
Distributions attributable to senior common stock	(122)	(41)	(81)	198%

Net (loss) income available to common stockholders	$(1,286)	$67	$(1,353)	-2019%

Net (loss) income available to common stockholders per weighted average share of common stock - diluted	$(0.11)	$0.01	$(0.12)	-1200%

FFO available to common stockholders	$8,835	$7,963	$872	11%

FFO per weighted average share of common stock - diluted	$0.74	$0.73	$0.01	1%

Operating Revenues

Rental income increased for both the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, because of the six properties acquired subsequent to June 30, 2012, partially offset by a loss of rental income due to vacancies in our portfolio subsequent to June 30, 2012.

Tenant recovery revenue decreased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. This decrease was primarily due to a decrease in our insurance premiums and, thus, a decrease in the amount reimbursed by our tenants, partially offset by reimbursements from our partially vacant building located in Roseville, Minnesota. We are responsible for paying the operating expenses at this building; however, the current tenant that occupies a portion of the space is reimbursing us for a portion of these expenses. Tenant recovery revenue increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. This increase was primarily due to reimbursements from our tenant in our partially vacant building located in Roseville, Minnesota.

Operating Expenses

Depreciation and amortization expenses increased for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, because of the six properties acquired subsequent to June 30, 2012.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased for both the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, primarily because of an increase in overhead expenses at our partially vacant Roseville, Minnesota building.

Acquisition related expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expense decreased for both the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, as a result of costs incurred related to the five properties acquired during the six months ended June 30, 2012, versus only three properties acquired during the six months ended June 30, 2013.

The base management fee increased for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, due to an increase in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”

The incentive fee increased for both the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was due to an increase in rental revenues from the acquisitions acquired subsequent to June 30, 2012, which was partially offset by an increase in property operating and interest expenses during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012.

The incentive fee credit increased for both the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, because of an increase in the amount of common dividends paid from the shares issued during 2013. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee increased for both the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, as a result of an increase in the amount of the total expenses our Administrator incurred during the six months ended June 30, 2013, coupled with a larger percentage of the fee being allocated to us as a result of the increase in our total assets during the last 12 months. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for both the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, as a result of an increase in professional fees related to tax and audit work from the increase in our asset size.

Other Income and Expenses

Interest expense increased for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012. This increase was primarily a result of interest on the $94.4 million of mortgage debt assumed and issued in the past 12 months, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the last 12 months.

Distributions on our mandatorily redeemable preferred stock increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, because the public offering of shares of our Term Preferred Stock was completed in February 2012, and thus was not outstanding for the full six months ended June 30, 2012.

Other income decreased during both the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, because of lower interest income on employee loans earned during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012 due to principal repayments made by employees of our Adviser during the past twelve months.

Net (Loss) Income Available to Common Stockholders

Net (loss) income available to common stockholders decreased for both the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, primarily because of increased interest expense and increased distributions to our preferred stockholders from the issuance of our 7.125% Series C Cumulative Term Preferred Stock, or the Term Preferred Stock, partially offset by an increase in rental income earned from the 6 properties acquired in the past 12 months.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at June 30, 2013, was $30.3 million, including $4.0 million in cash and cash equivalents and an available borrowing capacity of $26.3 million under our Line of Credit.

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

Equity Capital

During 2013, we raised $51.7 million of common equity in two follow-on public offerings, or $48.9 million in net proceeds, at an average share price of $18.86, we also raised $6.3 million of common equity under our ATM Program, or $6.2 million in net proceeds, at an average share price of $18.85. We also raised $1.7 million in net proceeds of senior common equity. We used these proceeds to acquire additional real estate, repay a portion of the outstanding balance of the Line of Credit, with the remainder used for general corporate and working capital needs.

As of today, we have the ability to raise up to $153.4 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-169290), or the Universal Shelf, in one or more future public offerings. Of the $153.4 million of available capacity under our Universal Shelf, $12.6 million of common stock is reserved for additional sales under our ATM Program and $48.0 million is reserved for sales of our senior common stock. Our Universal Shelf expires in September 2013; however, we intend to file a new registration statement to continue to give us the ability to raise equity capital through follow-on public offerings and pursuant to our ATM Program and Dealer Manager Agreement.

Debt Capital

As of June 30, 2013, we had fixed-rate mortgage notes payable in the aggregate principal amount of $358.4 million, collateralized by a total of 65 properties with terms at issuance ranging from 5 years to 17 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2013 was 5.62%.

The CMBS market has returned, see the discussion in “Overview – Business Environment” above. Specifically, we continue to see banks and other non-bank lenders willing to issue 10-year mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and CMBS.

We have mortgage debt in the aggregate principal amount of $12.1 million payable during the remainder of 2013 and $24.5 million payable during 2014. The 2013 and 2014 principal amounts payable include both amortizing principal payments and balloon principal payments due in December of 2013 of $8.5 million and June 2014 of $17.3 million; however, we are initiating conversations with these lenders in advance of these maturities and anticipate being able to extend the maturity dates or refinance with new lenders. We intend to pay the 2013 and 2014 debt amortization payments from operating cash flow and borrowings under our Line of Credit.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2013, was $7.5 million, as compared to net cash provided by operating activities of $10.8 million for the six months ended June 30, 2012. This decrease was primarily a result of a decrease in our payables and commissions paid for renewing existing leases, coupled with a decrease in revenues from vacancies in our portfolio in the past 12 months, partially offset by an increase in rental income received from the 6 properties acquired in the past 12 months. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2013, was $38.3 million, which primarily consisted of the acquisition of three properties, the expansion at another property and tenant improvements performed at certain of our properties during the six months ended June 30, 2013, as compared to net cash used in investing activities during the six months ended June 30, 2012, of $46.3 million, which primarily consisted of the acquisition of five properties, coupled with tenant improvements performed at certain of our properties and net payments to our lenders for reserves.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2013, was $29.3 million, which primarily consisted of proceeds from the sale of common stock and proceeds from the issuance of mortgage notes payable, partially offset by net repayments on our Line of Credit, distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the six months ended June 30, 2012, was $36.5 million, which primarily consisted of proceeds from the sale of our Term Preferred Stock and proceeds from the issuance of mortgage notes payable, partially offset by distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments on our Line of Credit.

Line of Credit

In December 2010, we procured a $50.0 million Line of Credit maturing on December 28, 2013, with Capital One, N.A. serving as a revolving lender, a letter of credit issuer and an administrative agent and Branch Banking and Trust Company serving as a revolving lender and letter of credit issuer. The Line of Credit originally provided for a senior secured revolving credit facility of up to $50.0 million, with a standby letter of credit sublimit of up to $20.0 million. In January 2012, the Line of Credit was expanded to $75.0 million and Citizens Bank of Pennsylvania was added as a revolving lender and letter of credit issuer. The interest rate per annum applicable to the Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.00% depending upon our leverage. Our leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of 0.25% per year. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 95% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO for covenant purposes. In addition, the maximum amount that we may draw under this agreement is based on a percentage of the value of properties pledged as collateral to the banks, which must meet agreed upon eligibility standards. Currently, 15 of our properties are pledged as collateral under our Line of Credit.

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

As of June 30, 2013, there was $11.2 million outstanding under the Line of Credit at an interest rate of approximately 3.0% and $5.6 million outstanding under letters of credit at a weighted average interest rate of 3.0%. As of June 30, 2013, the remaining borrowing capacity available under the Line of Credit was $26.3 million. Our ability to increase the availability under our Line of Credit is dependent upon our pledging additional properties as collateral. Traditionally, we have pledged new properties to the Line of Credit as we arrange for long-term mortgages for these pledged properties. Currently, only 17 of our properties do not have long-term mortgages, and 15 of those are pledged as collateral under our Line of Credit. Accordingly, we have only 2 properties which are unencumbered. We were in compliance with all covenants under the Line of Credit as of June 30, 2013.

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

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$408,130	$44,245	$108,706	$121,954	$133,225
Interest on Debt Obligations (2)	110,718	22,910	39,950	20,863	26,995
Operating Lease Obligations (3)	7,194	413	825	830	5,126

Total	$526,042	$67,568	$149,481	$143,647	$165,346

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $11.2 million of the debt obligation due in 2013, mortgage notes payable that were outstanding as of June 30, 2013, and amounts due to the holders of our Term Preferred Stock.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of June 30, 2013.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, and Springfield, Missouri properties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

Funds from Operations

The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relevant non-GAAP supplemental measure of operating performance of an equity REIT, to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2013 and 2012, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(Dollars in Thousands, Except Per Share Data)		(Dollars in Thousands, Except Per Share Data)
Net income	$451	$854	$883	$2,155
Less: Distributions attributable to preferred and senior common stock	(1,092)	(1,046)	(2,169)	(2,088)

Net (loss) income available to common stockholders	$(641)	$(192)	$(1,286)	$67
Add: Real estate depreciation and amortization	5,220	3,992	10,121	7,896

FFO available to common stockholders	$4,579	$3,800	$8,835	$7,963
Weighted average common shares outstanding - basic	12,380,402	10,945,379	11,808,701	10,945,379
Weighted average common shares outstanding - diluted	12,576,161	11,018,870	11,989,454	11,011,259
Diluted net (loss) income per weighted average share of common stock	$(0.05)	$(0.02)	$(0.11)	$0.01

Basic FFO per weighted average share of common stock	$0.37	$0.35	$0.75	$0.73

Diluted FFO per weighted average share of common stock	$0.36	$0.34	$0.74	$0.72

Distributions declared per share of common stock	$0.375	$0.375	$0.750	$0.750

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our existing Line of Credit is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To date, we have not entered into any derivative contracts to attempt to further manage our exposure to interest rate fluctuations.

To illustrate the potential impact of changes in interest rates on our net income for the three and six months ended June 30, 2013, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of June 30, 2013. As of June 30, 2013, our effective average LIBOR was 0.19%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Rental Income	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$—	$87	$(87)
2% Increase to LIBOR	—	174	(174)
3% Increase to LIBOR	—	260	(260)

As of June 30, 2013, the fair value of our fixed rate mortgage debt outstanding was $359.4 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at June 30, 2013, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $18.8 million and $9.8 million, respectively.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, our management, including our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-A12B (File No. 001-33097), filed January 31, 2012.

10.1	Agreement of Purchase and Sale and Joint Escrow Instructions, by and between Gladstone Commercial Limited Partnership and Karlin Parmer Office, LLC, dated May 20, 2013, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 14, 2013.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	The following financial information of the Registrant is included for the three months ended June, 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

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

Gladstone Commercial Corporation

Date: July 30, 2013	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer and Treasurer

Date: July 30, 2013	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors