Form 10-Q
period 2013-09-30
GLADSTONE COMMERCIAL CORP
filed 2013-11-04
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 1, 2013 was 14,258,492.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2013

Gladstone Commercial Corporation

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Real estate, at cost	$622,481	$533,753
Less: accumulated depreciation	76,923	65,730

Total real estate, net	545,558	468,023

Lease intangibles, net	75,345	57,254
Cash and cash equivalents	4,531	5,546
Restricted cash	6,406	2,935
Funds held in escrow	8,986	7,591
Deferred rent receivable, net	17,998	15,124
Deferred financing costs, net	6,643	6,569
Other assets	945	1,737

TOTAL ASSETS	$666,412	$564,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$409,762	$359,185
Borrowings under line of credit	28,900	25,000
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	38,500	38,500
Deferred rent liability, net	6,117	5,379
Asset retirement obligation liability	3,851	3,755
Accounts payable and accrued expenses	3,552	4,715
Due to Adviser and Administrator (1)	999	1,175
Other liabilities	9,874	4,705

Total Liabilities	$501,555	$442,414

Commitments and contingencies (2)

STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 338,571 and 179,511 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 14,258,492 and 11,083,584 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	14	11
Additional paid in capital	274,159	215,470
Notes receivable - employee	(375)	(410)
Distributions in excess of accumulated earnings	(108,943)	(92,708)

Total Stockholders’ Equity	164,857	122,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$666,412	$564,779

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 7 “Commitments and Contigencies”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Operating revenues
Rental income	$15,807	$12,878	$43,663	$37,214
Tenant recovery revenue	383	92	819	264

Total operating revenues	16,190	12,970	44,482	37,478

Operating expenses
Depreciation and amortization	6,253	4,276	16,374	12,172
Property operating expenses	864	345	2,164	1,031
Acquisitions related expense	163	117	622	805
Base management fee (1)	559	355	1,363	1,120
Incentive fee (1)	1,138	927	3,001	2,614
Administration fee (1)	274	272	1,004	846
General and administrative	377	343	1,243	1,130

Total operating expenses before credit to incentive fee	9,628	6,635	25,771	19,718

Credit to incentive fee (1)	(989)	(535)	(2,491)	(1,794)

Total operating expenses	8,639	6,100	23,280	17,924

Other income (expense)
Interest expense	(6,573)	(5,229)	(17,998)	(14,687)
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	(2,057)	(1,829)
Other income	17	37	47	109

Total other expense	(7,242)	(5,878)	(20,008)	(16,407)

Net income	309	992	1,194	3,147

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)	(3,070)	(3,070)
Distributions attributable to senior common stock	(83)	(30)	(204)	(71)

Net (loss) income available to common stockholders	$(797)	$(61)	$(2,080)	$6

Earnings per weighted average share of common stock - basic & diluted
(Loss) income from continuing operations (net of dividends attributable to preferred stock)	$(0.06)	$(0.01)	$(0.16)	$0.00

Net (loss) income available to common stockholders	$(0.06)	$(0.01)	$(0.16)	$0.00

Dividends declared per share of common stock	$0.375	$0.375	$1.125	$1.125

Weighted average shares of common stock outstanding
Basic	14,196,423	10,945,379	12,613,354	10,945,379

Diluted	14,196,423	10,945,379	12,613,354	11,022,682

Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.78	$0.80

Weighted average shares of senior common stock outstanding - basic	313,239	112,873	260,693	89,720

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,194	$3,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,374	12,172
Amortization of deferred financing costs	1,410	1,103
Amortization of deferred rent asset and liability, net	(243)	(533)
Amortization of discount and premium on assumed debt	(128)	45
Asset retirement obligation expense	96	124
Increase (decrease) in other assets	242	(261)
Increase in deferred rent liability	—	2,510
Increase in deferred rent receivable	(2,724)	(1,189)
(Decrease) increase in accounts payable, accrued expenses, and amount due Adviser and Administrator	(1,339)	2,810
Decrease in other liabilities	1,698	240
Leasing commissions paid	(1,008)	(1,538)

Net cash provided by operating activities	15,572	18,630

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(104,806)	(47,307)
Improvements of existing real estate	(5,355)	(5,526)
Receipts from lenders for funds held in escrow	5,764	1,286
Payments to lenders for funds held in escrow	(7,159)	(3,406)
Receipts from tenants for reserves	5,657	2,156
Payments to tenants from reserves	(2,167)	(1,647)
Increase in restricted cash	(3,472)	(642)
Deposits on future acquisitions	(2,125)	(1,625)
Deposits applied against real estate investments	2,675	1,125

Net cash used in investing activities	(110,988)	(55,586)

Cash flows from financing activities:
Proceeds from issuance of equity	62,139	1,103
Offering costs	(3,533)	(125)
Proceeds from issuance of mandatorily redeemable preferred stock	—	38,500
Borrowings under mortgage notes payable	56,108	46,455
Payments for deferred financing costs	(1,484)	(3,483)
Principal repayments on mortgage notes payable	(5,403)	(5,544)
Principal repayments on employee notes receivable	35	12
Borrowings from line of credit	58,900	19,300
Repayments on line of credit	(55,000)	(32,500)
(Decrease) increase in security deposits	(18)	134
Distributions paid for common, senior common and preferred stock	(17,343)	(15,443)

Net cash provided by financing activities	94,401	48,409

Net (decrease) increase in cash and cash equivalents	(1,015)	11,453

Cash and cash equivalents, beginning of period	5,546	3,329

Cash and cash equivalents, end of period	$4,531	$14,782

Fixed rate debt assumed in connection with acquisitions	$—	$10,758

Senior common dividend issued in the dividend reinvestment program	$85	$11

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

Interim Financial Information

Our interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 19, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $4.2 million and $11.2 million for the three and nine months ended September 30, 2013, respectively, and $3.0 million and $8.7 million for the three and nine months ended September 30, 2012, respectively.

Above-market and below-market in-place lease fair values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively. The capitalized below-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to below-market lease values was $0.2 million and $0.4 million for the three and nine months ended September 30, 2013, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2012, respectively.

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

The value of in-place leases and lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values, in-place lease values, lease origination costs and customer relationship intangibles will be immediately charged to the related income or expense. Total amortization expense related to these intangible assets was $2.0 million and $5.2 million for the three and nine months ended September 30, 2013, respectively, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2012, respectively.

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

We evaluate our entire portfolio of properties each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. We performed this evaluation and analysis and concluded that none of our properties were impaired as of September 30, 2013; however, we determined that our property located in South Hadley, Massachusetts may become impaired in the future. We recently extended the lease on this property for one year, and it now expires in January 2015. There may be a possibility we would have to impair the property in 2014 if we do not negotiate another lease extension on this building or find a replacement tenant

We will continue to monitor our portfolio for any other indicators of impairment. There have been no impairments recognized on our real estate assets since inception.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $1.3 million and $1.5 million for deferred financing costs during the three and nine months ended September 30, 2013, respectively, and payments of $0.5 million and $3.5 million during the three and nine months ended September 30, 2012, respectively. The decrease in payments incurred during the nine months ended September 30, 2013 was primarily related to the issuance of our 7.125% Series C Cumulative Term Preferred Stock in January 2012, or the Term Preferred Stock, discussed in further detail in Note 6 “Mandatorily Redeemable Preferred Stock.” Total amortization expense related to deferred financing costs is included in interest expense and was $0.6 million and $1.4 million for the three and nine months ended September 30, 2013, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2012, respectively.

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

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted over the life of the leases for the respective properties. There were no liabilities accrued during the nine months ended September 30, 2013. There were $0.3 million in liabilities accrued in connection with acquisitions for the nine months ended September 30, 2012. We recorded expenses of $0.03 million and $0.1 million during the three and nine months ended September 30, 2013, respectively, and recorded expenses of $0.04 million and $0.12 million during the three and nine months ended September 30 2012, respectively. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.2 million and the discount rates used in the calculations range from 2.5% to 7.6%. We do not expect to make any payments in conjunction with these obligations in each of the next five years.

Comprehensive Income

For the three and nine months ended September 30, 2013 and 2012, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The management and administrative services and fees under the Advisory and Administration Agreements are described below. As of September 30, 2013 and December 31, 2012, $1.0 million and $1.2 million, respectively, was collectively due to our Adviser and Administrator.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders’ equity, less the recorded value of any preferred stock, or common stockholders’ equity, and an incentive fee based on funds from operations, or FFO. For the three and nine months ended September 30, 2013, we recorded a base management fee of $0.6 million and $1.4 million, respectively, and for the three and nine months ended September 30, 2012, we recorded a base management fee of $0.4 million and $1.1 million, respectively.

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

For the three and nine months ended September 30, 2013, we recorded an incentive fee of $1.1 million and $3.0 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $1.0 million and $2.5 million, respectively, resulting in a net incentive fee for the three and nine months ended September 30, 2013, of $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2012, we recorded an incentive fee of $0.9 million and $2.6 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.5 million and $1.8 million, respectively, resulting in a net incentive fee for the three and nine months ended September 30, 2012, of $0.4 million and $0.8 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the three and nine months ended September 30, 2013 and 2012, in order to support the current level of distributions to our stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary and their respective staffs. Our allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three and nine months ended September 30, 2013, we recorded an administration fee of $0.3 million and $1.0 million, respectively, and for the three and nine months ended September 30, 2012, we recorded an administration fee of $0.3 million and $0.8 million, respectively.

Gladstone Securities

Gladstone Securities, LLC, or Gladstone Securities, is an affiliate of ours, as its parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer.

Dealer Manager Agreement

In connection with the offering of our senior common stock (see Note 8, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of senior common stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of senior common stock sold. Gladstone Securities, in its sole and absolute discretion, may re-allocate all of its selling commissions attributable to a participating broker-dealer and may also re-allocate a portion of its dealer manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we have agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.05 million and $0.2 million of payments during the three and nine months ended September 30, 2013, respectively, and we made approximately $0.06 million and $0.1 million of payments during the three and nine months ended September 30, 2012, respectively, to Gladstone Securities pursuant to this agreement, which currently is scheduled to terminate on the earlier of (i) March 28, 2015 or (ii) the date on which 3,000,000 shares of Senior Common Stock are sold pursuant to the Dealer Manager Agreement.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We will pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.5% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.04 million during both the three and nine months ended September 30, 2013 on total mortgages secured of $52.4 million, or 0.08%. The agreement is scheduled to terminate on August 31, 2014, unless renewed or earlier terminated pursuant to the provisions contained therein.

3. Earnings (Loss) per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2013 and 2012. We computed basic earnings (loss) per share for the three and nine months ended September 30, 2013 and 2012 using the weighted average number of shares outstanding during the periods. Diluted earnings per share for the three and nine months ended September 30, 2013 and 2012, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Calculation of basic earnings per share of common stock:
Net (loss) income available to common stockholders	$(797)	$(61)	$(2,080)	$6
Denominator for basic weighted average shares of common stock	14,196,423	10,945,379	12,613,354	10,945,379

Basic (loss) earnings per share of common stock	$(0.06)	$(0.01)	$(0.16)	$0.00

Calculation of diluted earnings per share of common stock:
Net (loss) income available to common stockholders	$(797)	$(61)	$(2,080)	$6
Add: Income impact of assumed conversion of senior common stock (1)	—	—	—	71

Net (loss) income available to common stockholders plus assumed conversions	$(797)	$(61)	$(2,080)	$77
Denominator for basic weighted average shares of common stock	14,196,423	10,945,379	12,613,354	10,945,379
Effect of convertible senior common stock (1)	—	—	—	77,303

Denominator for diluted weighted average shares of common stock	14,196,423	10,945,379	12,613,354	11,022,682

Diluted (loss) earnings per share of common stock	$(0.06)	$(0.01)	$(0.16)	$0.00

(1)	Convertible senior common stock was excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2013 and the three months ended September 30, 2012 because it was anti-dilutive. Had the convertible senior common stock been included in the calculation, 257,429, 217,010 and 93,871 additional shares would have been included in the diluted weighted average shares of common stock for the three and nine months ended September 30, 2013 and the three months ended September 30, 2012, respectively.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Real estate:
Land	$77,299	$69,126
Building and improvements	511,335	442,451
Tenant improvements	33,847	22,176
Accumulated depreciation	(76,923)	(65,730)

Real estate, net	$545,558	$468,023

2013 Real Estate Activity

During the nine months ended September 30, 2013, we acquired five properties and completed an expansion of one property, which are summarized below (dollars in thousands):

Location	Acquisition/ Expansion Date	Square Footage	Lease Term	Renewal Options	Total Purchase/ Expansion Price	Acquisition Expenses	Annualized Straight Line Rent	Debt Issued
Egg Harbor Township, NJ	3/28/2013	29,257	10 years	1 (5 years)	$5,650	$152	$490	$3,700
Clintonville, WI (1)	4/11/2013	102,400	15 years	N/A	3,250	N/A	961	—
Vance, AL	5/8/2013	170,000	10 years	2 (5 year options)	13,388	186	1,173	—
Blaine, MN	5/10/2013	92,275	6.9 years	2 (5 year options)	14,450	79	1,475	8,200
Austin, TX	7/9/2013	320,000	8 years	3 (3 year options)	57,000	155	4,641	35,300
Allen, TX	7/10/2013	115,200	11.5 years	2 (5 year options)	15,150	81	1,478	8,900

Total		829,132			$108,888	$653	$10,218	$56,100

(1)	The Clintonville, WI property was originally acquired in November 2005 for $5.3 million. After the expansion completed in April 2013, the total investment in the property is $8.6 million.

In accordance with ASC 805, we determined the fair value of the acquired assets related to the five properties acquired during the nine months ended September 30, 2013 as follows (in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Total Purchase Price
Egg Harbor Township, NJ	$1,627	$2,735	$282	$558	$189	$259	$—	$—	$5,650
Vance, AL	457	9,721	808	1,097	678	627	—	—	13,388
Blaine, MN	1,060	9,347	1,172	1,361	694	816	—	—	14,450
Austin, TX	2,330	37,207	6,814	6,118	1,906	3,793	—	(1,168)	57,000
Allen, TX	2,699	5,758	2,187	1,525	1,146	1,499	336	—	15,150

	$8,173	$64,768	$11,263	$10,659	$4,613	$6,994	$336	$(1,168)	$105,638

Below is a summary of the total revenue and earnings recognized on the five properties acquired during the nine months ended September 30, 2013 (dollars in thousands):

		Rental Revenue		Net Income
Location	Acquisition Date	For the three months ended September 30, 2013	For the nine months ended September 30, 2013	For the three months ended September 30, 2013(1)	For the nine months ended September 30, 2013(1)
Egg Harbor Township, NJ	3/28/2013	$122	$250	$61	$130
Vance, AL	5/8/2013	293	464	147	218
Blaine, MN	5/10/2013	369	579	161	256
Austin, TX	7/9/2013	1,098	1,098	297	297
Allen, TX	7/10/2013	325	325	136	136

		$2,207	$2,716	$802	$1,037

(1)	Earnings is calculated as net income less interest expense and acquisition related costs that are required to be expensed under ASC 805.

Pro Forma

We acquired five properties during the nine months ended September 30, 2013. The following table reflects pro-forma condensed consolidated statements of operations as if the properties were acquired as of the beginning of the previous period. The pro-forma earnings for the three and nine months ended September 30, 2013, were adjusted to exclude $0.2 million and $0.6 million, respectively, of acquisition-related costs incurred during 2013 (dollars in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Operating Data:
Total operating revenue	$16,314	$15,720	$48,744	$47,109
Total operating expenses	(8,502)	(8,066)	(25,901)	(24,861)
Other expenses	(7,287)	(6,718)	(21,520)	(19,659)

Net income	525	936	1,323	2,589
Dividends attributable to preferred and senior common stock	(1,106)	(1,053)	(3,275)	(3,141)

Net (loss) income available to common stockholders	$(581)	$(117)	$(1,952)	$(552)

Share and Per Share Data:
Basic & diluted (loss) earnings per share of common stock	$(0.04)	$(0.01)	$(0.15)	$(0.05)
Diluted earnings per share of common stock	$(0.04)	$(0.01)	$(0.15)	$(0.05)
Weighted average shares outstanding-basic	14,196,423	10,945,379	12,613,354	10,945,379
Weighted average shares outstanding-diluted	14,196,423	10,945,379	12,613,354	10,945,379

2012 Real Estate Activity

During the nine months ended September 30, 2012, we acquired six properties, which are summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized Straight Line Rent	Debt Issued / Assumed
Ashburn, VA	1/25/2012	52,130	15 years	2 (5 years each)	$10,775	$102	$989	N/A
Ottumwa, IA	5/30/2012	352,860	11.5 years	3 (5 years each)	7,100	47	684	5,000
New Albany, OH	6/5/2012	89,000	10.5 years	2 (5 years each)	13,333	188	1,361	N/A
Columbus, GA	6/21/2012	32,000	11.5 years	2 (5 years each)	7,320	126	656	4,750
Columbus, OH	6/28/2012	31,293	10 years	N/A	4,037	59	342	N/A
Jupiter, FL	9/26/2012	60,000	10.5 years	2 (5 years each)	15,500	55	1,372	10,758

		617,283			$58,065	$577	$5,404	$20,508

In accordance with ASC 805, we determined the fair value of acquired assets related to the six properties acquired during the nine months ended September 30, 2012 as follows (in thousands):

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

Below is a summary of the total revenue and earnings recognized on the six properties acquired during the nine months ended September 30, 2012 (dollars in thousands):

		Rental Revenue		Net Income
Location	Acquisition Date	For the three months ended September 30, 2012	For the nine months ended September 30, 2012	For the three months ended September 30, 2012(1)	For the nine months ended September 30, 2012(1)
Ashburn, VA	1/25/2012	$247	$678	$147	$409
Ottumwa, IA	5/30/2012	173	235	85	116
New Albany, OH	6/5/2012	339	437	197	248
Columbus, GA	6/21/2012	164	182	88	98
Columbus, OH	6/28/2012	83	86	31	34
Jupiter, FL	9/26/2012	19	19	10	10

		$1,025	$1,637	$558	$915

(1)	Earnings is calculated as net income less interest expense and acquisition related costs that are required to be expensed under ASC 805

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the nine months ended September 30, 2013 and 2012, respectively, were as follows:

Intangible Assets & Liabilities	2013	2012
In-place leases	8.8	10.7
Leasing costs	8.8	10.7
Customer relationships	13.5	15.1
Above market leases	8.8	10.1
Below market leases	7.2	11.3

All intangible assets & liabilities	9.9	12.1

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2013 and each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year	Tenant Lease Payments
Three Months ending December 31, 2013	$14,727
2014	59,940
2015	59,267
2016	56,272
2017	54,641
2018	52,850
Thereafter	279,421

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay property taxes on the respective properties in the event the tenants fail to pay them. The total annual property taxes for all properties owned by us as of September 30, 2013, were $10.2 million.

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

On April 11, 2013, we funded a $3.3 million 102,400 square foot recently completed expansion of our property located in Clintonville, Wisconsin. In connection with the expansion of the property, we executed a lease amendment to extend the lease for an additional eight years, through October 2028. The lease was originally set to expire in October 2020. The lease was also amended to provide for an increase to the rental income over the life of the lease, with annualized straight line rents of approximately $1.0 million, up from $0.6 million under the original lease.

On May 14, 2013, our tenant occupying our Dayton, Ohio property notified us of their intention to exercise their early termination option. The lease requires the tenant to continue to pay monthly rent through the effective termination date of June 30, 2015.

On July 17, 2013, we executed a revised lease with a tenant to occupy our previously vacant property located in Hazelwood, Missouri. The lease commenced on August 1, 2013 and expires in May 2023. The tenant has two options to purchase the property: one option in March 2017 and the other option in May 2023. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.1 million in leasing commissions and $0.3 million in tenant improvements.

On August 7, 2013, we extended the lease with the tenant occupying our property located in South Hadley, Massachusetts. The lease covering this property was extended for an additional year through January 2015. The lease was originally set to expire in January 2014. The lease provides a scheduled rent increase over the previous lease, with annualized straight line rents of approximately $0.3 million. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $3,400 in leasing commissions.

On August 15, 2013, we extended the lease with the tenant occupying our property located in Lexington, North Carolina. The lease covering this property was extended for an additional 12 years through April 2026. The lease was originally set to expire in April 2014. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.4 million. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.05 million, and we paid $0.2 million in leasing commissions

On August 15, 2013, we extended the lease with the tenant occupying our property located in Crenshaw, Pennsylvania. The lease covering this property was extended for an additional 12 years through April 2026. The lease was originally set to expire in April 2014. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.7 million. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.08 million, and we paid $0.4 million in leasing commissions.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class (in thousands):

	September 30, 2013		December 31, 2012
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$44,743	$(14,237)	$34,085	$(12,125)
Leasing costs	29,692	(8,694)	24,071	(7,103)
Customer relationships	33,664	(9,823)	26,671	(8,345)

	$108,099	$(32,754)	$84,827	$(27,573)

The estimated aggregate amortization expense for the remainder of 2013 and for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year	Estimated Amortization Expense
Three Months ending December 31, 2013	$2,456
2014	9,643
2015	9,077
2016	8,278
2017	8,078
2018	7,510
Thereafter	30,303

5. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit as of September 30, 2013 and December 31, 2012 are summarized below (dollars in thousands):

			Principal Balance Outstanding
Date of Issuance/ Assumption	Principal Maturity Date	Stated Interest Rate at September 30, 2013 (1)	September 30, 2013	December 31, 2012
02/21/06	12/01/13	5.91%	$8,511	$8,658
02/21/06	06/30/14	5.20%	17,603	17,930
08/25/05	09/01/15	5.33%	19,793	20,074
09/12/05	09/01/15	5.21%	11,664	11,821
09/06/07	12/11/15	5.81%	4,080	4,141
12/21/05	01/08/16	5.71%	17,922	18,155
03/29/06	04/01/16	5.92%	16,507	16,669
04/27/06	05/05/16	6.58%	12,817	13,080
08/29/08	06/01/16	6.80%	5,744	5,866
06/20/11	06/30/16	6.08%	11,210	11,341
11/22/06	12/01/16	5.76%	13,397	13,558
12/22/06	01/01/17	5.79%	20,487	20,731
02/08/07	03/01/17	6.00%	13,775	13,775
06/05/07	06/08/17	6.11%	14,042	14,163
10/15/07	11/08/17	6.63%	14,906	15,072
09/26/12	07/01/18	5.75%	10,550	10,707
11/18/11	11/01/18	4.50%	4,180	4,256
12/06/11	12/06/19	6.00%	8,099	8,272
10/28/11	11/01/21	6.00%	6,971	7,068
04/05/12	05/01/22	6.10%	18,578	18,821
06/21/12	07/06/22	5.05%	4,641	4,712
08/03/12	07/31/22	5.00%	2,932	2,979
07/24/12	08/01/22	5.60%	9,455	9,661
10/01/12	10/01/22	4.86%	33,369	33,888
11/21/12	12/06/22	4.04%	18,673	19,000
03/28/13	04/06/23	4.16%	3,666	—
07/03/13	08/01/23	5.00%	8,191	—
07/10/13	08/01/23	4.20%	8,889	—
07/09/13	08/06/23	4.81%	35,261	—
12/15/10	12/10/26	6.63%	9,650	9,983
05/16/12	12/31/26	4.30%	2,846	2,897
11/08/12	02/01/27	5.69%	13,936	14,145
05/30/12	05/10/27	6.50%	4,725	4,883
06/27/12	07/01/29	5.10%	1,925	1,984

Contractual Fixed-Rate Mortgage Notes Payable:			$408,995	$358,290

Premiums and (Discounts), net:			767	895

Total Fixed-Rate Mortgage Notes Payable:			$409,762	$359,185

Variable-Rate Line of Credit:
08/07/13	08/07/16	LIBOR +3.00%	$28,900	$25,000

Total Mortgage Notes Payable and Line of Credit			$438,662	$384,185

(1)	The weighted average interest rate on all debt outstanding at September 30, 2013, was approximately 5.36%.

Mortgage Notes Payable

As of September 30, 2013, we had 34 fixed-rate mortgage notes payable, collateralized by a total of 68 properties. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of September 30, 2013 was 5.5%.

During the nine months ended September 30, 2013, we issued four long-term mortgages, which are summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Borrowings	Interest Rate	Maturity Date
3/28/2013	Citigroup Global Markets Realty Corp.	$3,700	4.16%	4/6/2023
7/3/2013	Prudential Mortgage Capital Company LLC	8,200	5.00%	8/1/2023
7/9/2013	Cantor Commercial Real Estate Lending	35,300	4.81%	8/6/2023
7/10/2013	Synovus Bank	8,900	4.20%	8/1/2023

		$56,100

The fair value of all fixed-rate mortgage notes payable outstanding as of September 30, 2013, was $409.8 million, as compared to the carrying value stated above of $409.0 million. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Scheduled principal payments of mortgage notes payable for the remainder of 2013 and each of the five succeeding fiscal years and thereafter are as follows (in thousands):

Year	Scheduled Principal Payments
Three Months ending December 31, 2013	$10,508
2014	25,250
2015	42,112
2016	80,173
2017	66,393
2018	18,944
Thereafter	165,615

$408,995

Line of Credit

In August 2013, we procured a new $60.0 million senior unsecured revolving credit facility, or the New Line of Credit, with Keybank National Association serving as a revolving lender, a letter of credit issuer and an administrative agent and Citizens Bank of Pennsylvania as an additional lender. The New Line of Credit initially matures in August 2016; however, we have a one-year extension option subject to the payment of an extension fee equal to 25 basis points on the initial maturity date and certain other customary conditions. The New Line of Credit replaced the Credit Agreement, dated as of December 28, 2010 with Capital One, N.A., as administrative agent, and the other lenders party thereto, or the Prior Line of Credit. The Prior Line of Credit provided for a senior secured revolving credit facility in the amount of $75.0 million and was originally scheduled to mature on December 28, 2013.

The New Line of Credit has a letter of credit sublimit of up to $20.0 million. In addition, we may expand the New Line of Credit up to a total of $75.0 million upon satisfaction of certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a party to the New Line of Credit, to provide such increased amounts and payment of the associated up front and arrangement fees at the time of such increase. The interest rate per annum applicable to the New Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.25%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the New Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of $0.03 million per year and an unused commitment fee of 25 basis points per year, which accrues quarterly. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 100% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under the New Line of Credit is based on a percentage of the value of a pool of unencumbered properties which must meet agreed upon eligibility standards.

If and when long-term mortgages are arranged for properties in the unencumbered pool, the banks will reduce the availability under the New Line of Credit by the amount advanced against that property’s value. Conversely, as we purchase new properties meeting the eligibility standards, we may add these new properties to the unencumbered pool to obtain additional availability under the New Line of Credit. The availability under the New Line of Credit is also reduced by letters of credit used in the ordinary course of business. We may use the advances under the New Line of Credit for both general corporate purposes and the acquisition of new investments.

As of September 30, 2013, there was $28.9 million outstanding under our New Line of Credit at an interest rate of approximately 3.2% and $6.4 million outstanding under letters of credit at a weighted average interest rate of 3.0%. As of September 30, 2013, the maximum additional amount we could draw was $16.2 million. We were in compliance with all covenants under the New Line of Credit as of September 30, 2013. The amount outstanding on the New Line of Credit as of September 30, 2013 approximates fair value, because the debt is short-term.

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

The fair value of our Term Preferred Stock as of September 30, 2013, was $40.5 million, as compared to the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of September 30, 2013 of $26.32. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases for the remainder of 2013 and each of the five succeeding years and thereafter, are as follows (in thousands):

		For the three months ending December 31,	For the year ended December 31,
Location	Lease End Date	2013	2014	2015	2016	2017	2018	Thereafter
Tulsa, OK	Apr-21	$38	$153	$153	$153	$153	$153	$381
Dartmouth, MA	May-36	44	174	174	174	174	174	3,474
Springfield, MA	Feb-30	21	86	86	86	89	90	1,064

		$103	$413	$413	$413	$416	$417	$4,919

Expenses recorded in connection with rental expense incurred for the properties listed above during both the nine months ended September 30, 2013 and 2012 was $0.3 million. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.

8. Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2013 (in thousands):

	Preferred Stock	Senior Common Stock	Common Stock	Capital in Excess of Par Value	Notes Receivable from Employees	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity
Balance at December 31, 2012	$2	$—	$11	$215,470	$(410)	$(92,708)	$122,365

Issuance of senior common stock and common stock, net	—	—	3	58,689	—	—	58,692
Repayment of principal on employee notes receivable	—	—	—	—	35	—	35
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(17,429)	(17,429)
Net income	—	—	—	—	—	1,194	1,194

Balance at September 30, 2013	$2	$—	$14	$274,159	$(375)	$(108,943)	$164,857

Distributions

Our Board of Directors declared the following distributions per share for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Common Stock	$0.375	$0.375	$1.125	$1.125
Senior Common Stock	0.2625	0.2625	0.7875	0.7875
Series A Preferred Stock	0.4843749	0.4843749	1.4531247	1.4531247
Series B Preferred Stock	0.46875	0.46875	1.4063	1.4063
Series C Preferred Stock (1)	0.4453125	0.4453125	1.3359	1.1875

(1)	The Series C Preferred Stock was issued on January 31, 2012.

Recent Activity

On April 29, 2013, we completed a public offering of 1,265,000 shares of our common stock at a public offering price of $18.90 per share. Gross proceeds of the offering totaled $23.9 million and net proceeds, after deducting offering expenses borne by us, were $22.6 million, which we used to acquire real estate.

On June 24, 2013, we completed a public offering of 1,320,000 shares of our common stock at a public offering price of $18.82 per share. On July 11, 2013, the underwriters partially exercised their option to purchase an additional 158,000 shares of common stock. Gross proceeds of the offering were $27.8 million and net proceeds, after deducting offering expenses borne by us, were $26.3 million, which we used to acquire real estate.

Ongoing Activity

We have an open market sale agreement, or the ATM Program, with Jefferies LLC, or Jefferies, under which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. During the nine months ended September 30, 2013, we raised approximately $7.8 million in gross proceeds under the ATM Program. As of September 30, 2013, we had sold a total of 762,478 shares with aggregate gross proceeds of $14.0 million, and have a remaining capacity to sell up to $11.0 million of common stock under the ATM Program with Jefferies.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our senior common stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares are intended to be offered pursuant to the primary offering and 500,000 shares are intended to be offered pursuant to our senior common distribution reinvestment plan, or the DRIP. We, however, reserve the right to reallocate the number of shares being offered between the primary offering and the DRIP. As of September 30, 2013, we have sold 331,830 shares of senior common stock in this ongoing offering, for gross proceeds of $4.1 million, and issued an additional 6,741 shares of senior common stock under the DRIP program.

Notes to Employees

The following table is a summary of the outstanding note issued to an employee of the Adviser for the exercise of stock options (dollars in thousands):

Date Issued	Outstanding Balance of Employee Loan at September 30, 2013	Outstanding Balance of Employee Loans at December 31, 2012	Maturity Date of Note	Interest Rate on Note
Nov 2006	$375	$410	Nov 2015	8.15%

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, this note was recorded as a full recourse loan to the employee and is included in the equity section of the accompanying condensed consolidated balance sheets. As of September 30, 2013, this loan maintained its full recourse status.

9. Subsequent Events

On October 8, 2013, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
October 22, 2013	October 31, 2013	$0.125	$0.1614583	$0.15625	$0.1484375
November 14, 2013	November 29, 2013	0.125	0.1614583	0.15625	0.1484375
December 16, 2013	December 31, 2013	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
October	November 7, 2013	$0.0875
November	December 6, 2013	0.0875
December	January 8, 2014	0.0875

Total		$0.2625

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

All references to “we,” “our,” “us” and the “Company” in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where the context indicates that the term means only Gladstone Commercial Corporation.

OVERVIEW

General

We are an externally-advised real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 85 properties totaling 9.0 million square feet, which have a total gross and net carrying value, including intangible assets, of $730.6 million and $620.9 million, respectively. We do not currently have any mortgage loan receivables outstanding.

Business Environment

The United States, or U.S., has been seeing long-term signs of recovery as the unemployment rate has decreased over the last several months, housing starts and building permits have increased, and prices for single-family homes increased across 20 U.S. cities because of a dwindling surplus in the housing market. However, various signs of weakness are still present in the U.S economy. Vacancy rates in certain markets are still higher than pre-recessionary levels as job growth has yet to return to all areas of the country. Although interest rates have risen significantly since the beginning of the year, they still remain near their historic lows. This continued low interest rate environment is leading to increasing competition for new acquisitions and cap rate compression. However; recent U.S. budget deficit concerns and the budget impasse that resulted in the partial shutdown of the U.S. government in October 2013, have increased the possibility of credit-rating downgrades of the U.S. and economic slowdowns. The uncertainty surrounding the outcome of these decisions and the ability of the U.S. government to raise the federal debt ceiling could cause the ratings agencies to lower the long-term sovereign credit rating on the U.S. again. The sovereign credit rating was previously lowered from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access both the debt and equity markets on favorable terms. In addition, a further decrease to the U.S. credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on one or more of our tenants, or our business, financial condition and results of operations.

We continue to focus on increasing our funds from operations, or FFO, by re-leasing vacant space in our portfolio. As of September 30, 2013, we had two fully vacant buildings and one partially vacant building. Our vacant buildings are located in Baytown, Texas and Richmond, Virginia. Our building located in Roseville, Minnesota remains partially vacant. The leases on these three vacancies comprised 3.3% of our total square footage as of September 30, 2013 and the annual carrying costs are approximately $1.0 million. We continue to actively seek new tenants for our Richmond, Virginia, Baytown, Texas and Roseville, Minnesota buildings.

Our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our line of credit, or the New Line of Credit. The market for long-term mortgages continues to improve and long-term mortgages have become more obtainable. The collateralized mortgage backed securities, or CMBS, market has made a comeback, but it is more conservative and restrictive than it was prior to the recession and uncertainty with regard to interest rates has made the CMBS market less predictable. Consequently, we continue to look to regional banks, insurance companies and other non-bank lenders, in addition to the CMBS market to issue mortgages to finance our real estate activities.

In addition to leverage, we have been active in the equity markets during 2013 by issuing shares of common stock in two separate follow-on public offerings, issuing shares of our senior common stock and issuing shares and under our at-the-market program, or ATM Program, pursuant to an open market sale agreement with Jefferies, LLC, or Jefferies, discussed in more detail below.

Recent Developments

2013 Investment Activities

The following is a summary of our recent acquisitions:

Egg Harbor Township, New Jersey: On March 28, 2013, we acquired a 29,257 square foot office building located in Egg Harbor Township, New Jersey for $5.7 million, excluding related acquisition expenses of $0.2 million. We funded this acquisition with existing cash on hand and the issuance of $3.7 million of mortgage debt on the property. The tenant has leased the property for 10 years and has 1 option to renew the lease for an additional period of 5 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.5 million.

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

Allen, Texas: On July 10, 2013, we acquired an 115,200 square foot office building located in Allen, Texas for $15.2 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $8.9 million of mortgage debt on the property. There are two tenants in this property, the largest of which occupies 73% of the space and has nine years remaining on the lease and has two options to renew the lease for additional periods of five years each. The other tenant has eight years remaining on the lease and also has two options to renew the lease for additional periods of five years each. These two leases provide for prescribed rent escalations over the life of the leases, with annualized straight line rents of $1.5 million.

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

Keybank Line of Credit: On August 7, 2013, we procured a new $60.0 million senior unsecured revolving credit facility, or the New Line of Credit, with Keybank National Association serving as a revolving lender, a letter of credit issuer and an administrative agent, and Citizens Bank of Pennsylvania as an additional lender. This New Line of Credit has an initial maturity of August 2016, with a one-year extension option contingent upon an extension fee equal to 25 basis points on the initial maturity date, and certain other customary conditions. The interest rate per annum is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.25%, depending upon our leverage.

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

Hazelwood, Missouri: On July 17, 2013, we executed a revised lease with a tenant to occupy our previously vacant property located in Hazelwood, Missouri. The lease commences on August 1, 2013 and expires in May 2023. The tenant has two options to purchase the property: one in March 2017 and the other in May 2023. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.1 million in leasing commissions and $0.3 million in tenant improvements.

South Hadley, Massachusetts: On August 7, 2013, we extended the lease with the tenant occupying our property located in South Hadley, Massachusetts. The lease covering this property was extended for an additional year, through January 2015. The lease was originally set to expire in January 2014. The lease provides a scheduled rent increase over the previous lease, with annualized straight line rents of approximately $0.3 million. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $3,400 in leasing commissions.

Lexington, North Carolina: On August 15, 2013, we extended the lease with the tenant occupying our property located in Lexington, North Carolina. The lease covering this property was extended for an additional 12 years, through April 2026. The lease was originally set to expire in April 2014. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.4 million. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.05 million, and we paid $0.2 million in leasing commissions.

Crenshaw, Pennsylvania: On August 15, 2013, we extended the lease with the tenant occupying our property located in Crenshaw, Pennsylvania. The lease covering this property was extended for an additional 12 years, through April 2026. The lease was originally set to expire in April 2014. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.7 million. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.08 million, and we paid $0.4 million in leasing commissions.

2013 Equity Activities

The equity issuances summarized below were issued under our shelf registration statement (File No. 333-169290) that was effective and on file with the Securities and Exchange Commission at the time of each respective issuance.

Common Equity: During the nine months ended September 30, 2013, we completed two separate public offerings for a total of 2,743,000 shares of our common stock. We issued 1,265,000 shares of common stock in the first offering, which closed on April 29, 2013, at a public offering price of $18.90 per share. Gross proceeds of this offering totaled $23.9 million and net proceeds, after deducting offering expenses and underwriter discounts, were $22.6 million. We issued 1,478,000 shares of common stock in the second offering, which closed on June 24, 2013, with a partial exercise of the over-allotment option closing on July 11, 2013, at a public offering price of $18.82 per share. Gross proceeds of this offering totaled $27.8 million and net proceeds, after deducting offering expenses and underwriter discounts, were $26.3 million. Proceeds from these offerings were used to acquire real estate and for general corporate purposes.

ATM Program: During the nine months ended September 30, 2013, we raised approximately $7.7 million in net proceeds under our ATM Program with Jefferies. We used the proceeds from this offering to fund our acquisition in Egg Harbor Township, New Jersey and for general corporate purposes. Under this agreement we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). Sales of shares of our common stock through Jefferies will be executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market, or the NASDAQ, or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Jefferies, including a combination of any of these transactions.

Senior Common Equity: During the nine months ended September 30, 2013, we sold 155,873, shares of our senior common stock at $15.00 per share in an ongoing best-efforts public offering and issued 5,346 shares of our senior common stock under the Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission were $2.1 million. We can issue up to 3,000,000 shares of senior common stock and the offering will continue until the earlier of March 28, 2015 or the date on which a total of 3,000,000 shares of senior common stock are sold. We have used the proceeds of the offering for general corporate purposes and to acquire additional real estate.

Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. The table below reflects the breakdown of our total rental income by tenant industry classification for the nine months ended September 30, 2013 and 2012, respectively (dollars in thousands):

	For the nine months ended September 30,
	2013		2012
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$7,322	16.8%	$5,370	14.3%
Healthcare	5,605	12.8	3,856	10.4
Personal, Food & Miscellaneous Services	3,899	8.9	1,411	3.8
Electronics	3,604	8.3	4,656	12.5
Automobile	3,455	7.9	1,314	3.5
Diversified/Conglomerate Manufacturing	2,748	6.3	2,747	7.4
Chemicals, Plastics & Rubber	2,399	5.5	2,366	6.4
Beverage, Food & Tobacco	2,260	5.2	2,062	5.5
Personal & Non-Durable Consumer Products	1,937	4.4	1,851	5.0
Machinery	1,696	3.9	1,694	4.6
Containers, Packaging & Glass	1,650	3.8	1,758	4.7
Buildings and Real Estate	1,618	3.7	1,601	4.3
Printing & Publishing	1,389	3.2	1,420	3.8
Oil & Gas	956	2.2	953	2.6
Diversified/Conglomerate Services	933	2.1	933	2.5
Banking	866	2.0	862	2.3
Education	492	1.1	1,526	4.1
Childcare	437	1.0	437	1.2
Home & Office Furnishings	397	0.9	397	1.1

	$43,663	100.0%	$37,214	100.0%

The table below reflects the breakdown of our total rental income by state for the nine months ended September 30, 2013 and 2012, respectively (dollars in thousands):

	For the nine months ended September 30,			For the nine months ended September 30,
	2013			2012
State	Number of Leases	Rental Revenue	% of Base Rent	Number of Leases	Rental Revenue	% of Base Rent
Ohio	14	$6,965	16.0%	14	$6,333	17.0%
Texas	7	4,414	10.1%	5	1,965	5.3%
North Carolina	7	3,584	8.2%	7	3,585	9.6%
South Carolina	2	3,346	7.7%	1	1,441	3.9%
Minnesota	4	3,011	6.9%	3	4,023	10.8%
All Other States	37	22,343	51.1%	33	19,867	53.4%

Total	71	$43,663	100%	63	$37,214	100%

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary and their respective staffs.

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our Line of Credit agreement which limits distributions to our stockholders to 100% of FFO with acquisition-related costs that are required to be expensed under ASC 805, Business Combinations, added back to FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the nine months ended September 30, 2013 and 2012, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of our Administrator’s overhead expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our personnel, including our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary, investor relations department and their respective staffs. Our allocable portion of expenses is generally derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our condensed consolidated financial statements included elsewhere in this Form 10-Q. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes to our critical accounting policies during the quarter ended September 30, 2013.

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

Using the methodology discussed above we evaluated our entire portfolio as of September 30, 2013 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. We concluded that none of our properties were impaired as of September 30, 2013; however, we determined that our property located in South Hadley, Massachusetts may become impaired in the future. We recently extended the lease on this property for one year, and it now expires in January 2015. There is a possibility we may have to impair the property in 2014 if we do not negotiate another lease extension on this building or find a replacement tenant.

We will continue to monitor our portfolio for any other indicators of impairment. There have been no impairments recognized on our real estate assets since inception.

Results of Operations

The weighted-average yield on our total portfolio, which was 8.8% as of September 30, 2013, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2013 and 2012 is below (dollars in thousands, except per share data):

	For the three months ended September 30,
	2013	2012	$ Change	% Change
Operating revenues
Rental income	$15,807	$12,878	$2,929	23%
Tenant recovery revenue	383	92	291	316%

Total operating revenues	16,190	12,970	3,220	25%

Operating expenses
Depreciation and amortization	6,253	4,276	1,977	46%
Property operating expenses	864	345	519	150%
Acquisition related expense	163	117	46	39%
Base management fee	559	355	204	57%
Incentive fee	1,138	927	211	23%
Administration fee	274	272	2	1%
General and administrative	377	343	34	10%

Total operating expenses before credit from Adviser	9,628	6,635	2,993	45%

Credit to incentive fee	(989)	(535)	(454)	85%

Total operating expenses	8,639	6,100	2,539	42%

Other income (expense)
Interest expense	(6,573)	(5,229)	(1,344)	26%
Distributions attributable to mandatorily redeemable preferred stock	(686)	(686)	—	0%
Other income	17	37	(20)	-54%

Total other expense	(7,242)	(5,878)	(1,364)	23%

Net income	309	992	(683)	-69%

Distributions attributable to preferred stock	(1,023)	(1,023)	—	0%
Distributions attributable to senior common stock	(83)	(30)	(53)	177%

Net loss available to common stockholders	$(797)	$(61)	$(736)	1207%

Net loss available to common stockholders per weighted average share of common stock - diluted	(0.06)	$(0.01)	$(0.05)	500%

FFO available to common stockholders	$5,456	$4,215	$1,241	29%

FFO per weighted average share of common stock - diluted	$0.38	$0.38	$—	0%

	For the nine months ended September 30,
	2013	2012	$ Change	% Change
Operating revenues
Rental income	$43,663	$37,214	$6,449	17%
Tenant recovery revenue	819	264	555	210%

Total operating revenues	44,482	37,478	7,004	19%

Operating expenses
Depreciation and amortization	16,374	12,172	4,202	35%
Property operating expenses	2,164	1,031	1,133	110%
Acquisition related expense	622	805	(183)	-23%
Base management fee	1,363	1,120	243	22%
Incentive fee	3,001	2,614	387	15%
Administration fee	1,004	846	158	19%
General and administrative	1,243	1,130	113	10%

Total operating expenses before credit to incentive fee	25,771	19,718	6,053	31%

Credit to incentive fee	(2,491)	(1,794)	(697)	39%

Total operating expenses	23,280	17,924	5,356	30%

Other income (expense)
Interest expense	(17,998)	(14,687)	(3,311)	23%
Distributions attributable to Series C mandatorily redeemable preferred stock	(2,057)	(1,829)	(228)	12%
Other income	47	109	(62)	-57%

Total other expense	(20,008)	(16,407)	(3,601)	22%

Net income	1,194	3,147	(1,953)	-62%

Distributions attributable to Series A and B preferred stock	(3,070)	(3,070)	—	0%
Distributions attributable to senior common stock	(204)	(71)	(133)	187%

Net (loss) income available to common stockholders	$(2,080)	$6	$(2,086)	-34767%

Net (loss) income available to common stockholders per weighted average share of common stock - diluted	$(0.16)	$0.00	$(0.16)	NM (1)

FFO available to common stockholders	$14,294	$12,178	$2,116	17%

FFO per weighted average share of common stock - diluted	$1.11	$1.10	$0.01	1%

(1)	NM = Not meaningful

Operating Revenues

Rental income increased for both the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, because of the seven properties acquired subsequent to September 30, 2012, partially offset by a loss of rental income due to vacancies in our portfolio subsequent to September 30, 2012.

Tenant recovery revenue increased for both the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012. This increase was primarily due to reimbursements from our tenant in our partially vacant building located in Roseville, Minnesota.

Operating Expenses

Depreciation and amortization expenses increased for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, because of the seven properties acquired subsequent to September 30, 2012.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased for both the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, primarily because of an increase in overhead expenses at our partially vacant Roseville, Minnesota building.

Acquisition related expense primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expense increased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, as a result of acquiring two properties during the three months ended September 30, 2013, as compared to acquiring only one property during the three months ended September 30, 2012. Acquisition related expense decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, as a result of acquiring five properties during the nine months ended September 30, 2013, as compared to the six properties acquired during the nine months ended September 30, 2012.

The base management fee increased for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, due to an increase in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”

The incentive fee increased for both the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was due to an increase in rental revenues from the acquisitions acquired subsequent to September 30, 2012, which was partially offset by an increase in property operating and interest expenses during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012.

The incentive fee credit increased for both the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, because of an increase in the amount of common dividends paid from the shares issued during 2013. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee increased for both the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, as a result of an increase in the amount of the total expenses our Administrator incurred during the three and nine months ended September 30, 2013, coupled with a larger percentage of the fee being allocated to us as a result of the increase in our total assets during the last 12 months. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for both the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, as a result of an increase in professional fees related to tax and audit work from the increase in our portfolio.

Other Income and Expenses

Interest expense increased for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012. This increase was primarily a result of interest on the $123.3 million of mortgage debt assumed and issued in the past 12 months, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the last 12 months in connection with certain of our acquisitions made during that time.

Distributions on our mandatorily redeemable preferred stock remained flat for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, because our mandatorily redeemable preferred stock was outstanding during both periods. Distributions for our mandatorily redeemable preferred stock increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, because the public offering of shares of our Term Preferred Stock was completed in February 2012, and thus was not outstanding for the full nine months ended September 30, 2012.

Other income decreased during both the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, because of lower interest income on employee loans earned during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012 due to principal repayments made by employees of our Adviser during the past 12 months.

Net (Loss) Income Available to Common Stockholders

Net (loss) income available to common stockholders decreased for both the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, primarily because of increased interest expense, depreciation expense and increased distributions to our preferred stockholders from the issuance of our 7.125% Series C Cumulative Term Preferred Stock, or the Term Preferred Stock, partially offset by an increase in rental income earned from the 7 properties acquired in the past 12 months.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our New Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at September 30, 2013, was $20.7 million, including $4.5 million in cash and cash equivalents and an available borrowing capacity of $16.2 million under our New Line of Credit.

Future Capital Needs

We actively seek conservative investments that are likely to produce income to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial, commercial and retail real property, make mortgage loans, or pay down outstanding borrowings under our New Line of Credit. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

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

Equity Capital

During 2013, we raised $51.7 million of common equity in two follow-on public offerings, or $48.9 million in net proceeds, at an average share price of $18.86. We also raised $7.8 million of common equity under our ATM Program, or $7.7 million in net proceeds, at an average share price of $18.72. Furthermore, we raised $2.1 million in net proceeds of senior common equity. We used these proceeds to acquire additional real estate, repay a portion of the outstanding balance of the New Line of Credit, with the remainder used for general corporate and working capital needs.

As of today, we have the ability to raise up to $299.5 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-190931), or the Universal Shelf, in one or more future public offerings. Of the $299.5 million of available capacity under our Universal Shelf, $11.0 million of common stock is reserved for additional sales under our ATM Program and $47.3 million is reserved for sales of our senior common stock.

Debt Capital

As of September 30, 2013, we had fixed-rate mortgage notes payable in the aggregate principal amount of $409.0 million, collateralized by a total of 68 properties with terms at issuance ranging from 5 years to 17 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2013 was 5.5%.

The CMBS market has returned, see the discussion in “Overview – Business Environment” above. Specifically, we continue to see banks and other non-bank lenders willing to issue 10-year mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and CMBS.

We have mortgage debt in the aggregate principal amount of $10.5 million payable during the remainder of 2013 and $25.2 million payable during 2014. The 2013 and 2014 principal amounts payable include both amortizing principal payments and balloon principal payments due in December 2013 of $8.5 million and June 2014 of $17.5 million. We have signed a term sheet with a lender to refinance the debt that matures in December of 2013, and anticipate closing on this in the near-term. We are also initiating conversations with other lenders in advance of the maturity in June 2014 and anticipate being able to extend the maturity dates or refinance with new lenders. We intend to pay the 2013 and 2014 debt amortization payments from operating cash flow and borrowings under our New Line of Credit.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2013, was $15.6 million, as compared to net cash provided by operating activities of $18.6 million for the nine months ended September 30, 2012. This decrease was primarily a result of a decrease in our account payables and leasing commissions paid, partially offset by an increase in rental income received from the properties acquired in the past 12 months. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our New Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2013, was $111.0 million, which primarily consisted of the acquisition of five properties, the expansion at another property and tenant improvements performed at certain of our properties during the nine months ended September 30, 2013, as compared to net cash used in investing activities during the nine months ended September 30, 2012, of $55.6 million, which primarily consisted of the acquisition of six properties, coupled with tenant improvements performed at certain of our properties and net payments to our lenders for reserves.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2013, was $94.4 million, which primarily consisted of proceeds from the sale of common stock and proceeds from the issuance of mortgage notes payable, partially offset by the increase in distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the nine months ended September 30, 2012, was $48.4 million, which primarily consisted of proceeds from the sale of our Term Preferred Stock and proceeds from the issuance of mortgage notes payable, partially offset by distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments on our Prior Line of Credit.

Line of Credit

In August 2013, we procured the $60.0 million New Line of Credit, with Keybank National Association serving as a revolving lender, a letter of credit issuer and an administrative agent and Citizens Bank of Pennsylvania as an additional lender. The New Line of Credit initially matures in August 2016; however, we have a one-year extension option subject to the payment of an extension fee equal to 25 basis points on the initial maturity date and certain other customary conditions. The New Line of Credit replaced the Credit Agreement, dated as of December 28, 2010 with Capital One, N.A., as administrative agent, and the other lenders party thereto, or the Prior Line of Credit. The Prior Line of Credit provided for a senior secured revolving credit facility in the amount of $75.0 million and was originally scheduled to mature on December 28, 2013.

The New Line of Credit has a letter of credit sublimit of up to $20.0 million. In addition, we may expand the New Line of Credit up to a total of $75.0 million upon satisfaction of certain conditions, including obtaining commitments from any one or more lenders, whether or not currently party to the New Line of Credit, to provide such increased amounts and payment of the associated up front and arrangement fees at the time of such increase. The interest rate per annum applicable to the New Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.25%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the New Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of $0.03 million per year and an unused commitment fee of 25 basis points per year, which accrues quarterly. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 100% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under the New Line of Credit is based on a percentage of the value of a pool of unencumbered properties, which must meet agreed upon eligibility standards.

If and when long-term mortgages are arranged for properties in the unencumbered pool, the banks will reduce the availability under the New Line of Credit by the amount advanced against that property’s value. Conversely, as we purchase new properties meeting the eligibility standards, we may add these new properties to the unencumbered pool to obtain additional availability under the New Line of Credit. The availability under the New Line of Credit is also reduced by letters of credit used in the ordinary course of business. We may use the advances under the New Line of Credit for both general corporate purposes and the acquisition of new investments.

As of September 30, 2013, there was $28.9 million outstanding under our New Line of Credit at an interest rate of approximately 3.2% and $6.4 million outstanding under letters of credit at a weighted average interest rate of 3.0%. Subsequent to the end of the quarter, we received $2.8 million of letters of credit back, and our current outstanding letters of credit are now $3.6 million. As of November 4, 2013, the maximum additional amount we could draw was $17.6 million. Our ability to increase the availability under our New Line of Credit is dependent upon us adding additional properties to the unencumbered pool, which meet predetermined eligibility standards. We were in compliance with all covenants under the New Line of Credit as of September 30, 2013.

Contractual Obligations

The following table reflects our material contractual obligations as of September 30, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$476,395	$62,665	$110,023	$133,017	$170,690
Interest on Debt Obligations (2)	127,727	25,617	43,228	22,836	36,046
Operating Lease Obligations (3)	7,094	413	825	831	5,025

Total	$611,216	$88,695	$154,076	$156,684	$211,761

(1)	Debt obligations represent borrowings under our New Line of Credit, which represents $28.9 million of the debt obligation due in 2013, mortgage notes payable that were outstanding as of September 30, 2013, and amounts due to the holders of our Term Preferred Stock.

(2)	Interest on debt obligations includes estimated interest on our borrowings under our New Line of Credit, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our New Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of September 30, 2013.

(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, and Springfield, Missouri properties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and nine months ended September 30, 2013 and 2012, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in Thousands, Except Per Share Data)		(Dollars in Thousands, Except Per Share Data)
Net income	$309	$992	$1,194	$3,147
Less: Distributions attributable to preferred and senior common stock	(1,106)	(1,053)	(3,274)	(3,141)

Net (loss) income available to common stockholders	$(797)	$(61)	$(2,080)	$6
Add: Real estate depreciation and amortization	6,253	4,276	16,374	12,172

FFO available to common stockholders	$5,456	$4,215	$14,294	$12,178
Weighted average common shares outstanding - basic	14,196,423	10,945,379	12,613,354	10,945,379
Weighted average common shares outstanding - diluted	14,453,852	11,039,250	12,830,364	11,022,682
Diluted net (loss) income per weighted average share of common stock	$(0.06)	$(0.01)	$(0.16)	$0.00

Basic FFO per weighted average share of common stock	$0.38	$0.39	$1.13	$1.11

Diluted FFO per weighted average share of common stock	$0.38	$0.38	$1.11	$1.10

Distributions declared per share of common stock	$0.375	$0.375	$1.125	$1.125

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our New Line of Credit is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To date, we have not entered into any derivative contracts to attempt to further manage our exposure to interest rate fluctuations.

To illustrate the potential impact of changes in interest rates on our net income for the three and nine months ended September 30, 2013, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of September 30, 2013. As of September 30, 2013, our effective average LIBOR was 0.18%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Rental Income	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$—	$293	$(293)
2% Increase to LIBOR	—	586	(586)
3% Increase to LIBOR	—	879	(879)

As of September 30, 2013, the fair value of our fixed rate mortgage debt outstanding was $409.8 million. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments. If interest rates on our fixed rate debt instruments, using rates at September 30, 2013, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $22.0 million and $12.7 million, respectively.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our New Line of Credit or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, our management, including our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013, in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling or a budget could have a material adverse effect on our business, financial condition and results of operations.

On October 16, 2013, the U.S. Congress passed legislation to reopen the government through January 15, 2014 and effectively suspend the debt ceiling through February 7, 2014 to permit broader negotiations over budget issues. In the event U.S. lawmakers fail to reach a viable agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded its long-term sovereign credit rating on the U.S. to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. treasury securities would impact its decision on whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and deteriorating sovereign debt conditions in Europe, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-A12B (File No. 001-33097), filed January 31, 2012.

10.1	Credit Agreement, dated as of August 7, 2013, by and among Gladstone Commercial Limited Partnership, the Registrant, each of the financial institutions initially a signatory thereto together with their successors and assignees and KeyBank National Association, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed August 9, 2013.

10.2	Unconditional Guaranty of Payment and Performance, dated as of August 7, 2013, by the Registrant, AL13 Brookwood LLC, CMS06-3 LLC, EI07 Tewksbury MA LLC, NJT06 Sterling Heights MI LLC, RB08 Concord OH LLC, DBPI07 Bolingbrook IL LLC, RCOG07 Georgia LLC, APML07 Hialeah FL LLC for the benefit of KeyBank National Association, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed August 9, 2013.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	The following financial information of the Registrant is included for the three months ended September, 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

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

Gladstone Commercial Corporation

Date: November 4, 2013	By:	/s/ Danielle Jones
Danielle Jones Chief Financial Officer and Treasurer

Date: November 4, 2013	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors