Form 10-K
period 2013-12-31
GLADSTONE COMMERCIAL CORP
filed 2014-02-18
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33097

GLADSTONE COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 100 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each Class)	(Name of each exchange on which registered)
Common Stock, $0.001 par value per share	NASDAQ Global Select Market
7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market
7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market
7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 28, 2013, based on the closing price on that date of $18.64 on the NASDAQ Global Select Market, was $252,114,239. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 15,662,414 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 18, 2013.

Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement, to be filed no later than April 30, 2014, relating to the Registrant’s 2014 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2013

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K, or Form 10-K, and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. We intend such forward-looking statement to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Ligation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations, or FFO, our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and financing strategy;

•	our ability to implement our business plan;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends;

•	interest and insurance rates;

•	estimates of our future operating expenses, including payments to our Adviser (as defined herein) under the terms of our Advisory Agreement (as defined herein);

•	projected capital expenditures; and

•	use of the proceeds of our New Line of Credit (as defined herein), mortgage notes payable, future stock offerings and other future capital resources, if any.

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

Item 1. Business.

Overview

Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company”) is a REIT that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. We have in the past generally entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built-in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. As of February 18, 2014, we owned a total of 87 properties.

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

Our business is managed by our external adviser, Gladstone Management Corporation, or our Adviser. Administrative services for us are provided by Gladstone Administration, LLC, or our Administrator. Both our Advisor and our Administrator are affiliates of ours and each other.

Our Investment Objectives and Our Strategy

Our principal investment objectives are to generate income from rental properties and, to a much lesser extent, mortgage loans, which we use to fund our continuing operations and to pay out monthly cash distributions to our stockholders. Our primary strategy to achieve our investment objectives is to invest in and own a diversified portfolio of leased industrial, commercial and retail real estate that we believe will produce stable cash flow and increase in value. We may sell some of our real estate assets from time to time when our Adviser determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing commercial, industrial or retail real estate, which loans may have some form of equity participation. We currently have no investments in mortgage loans.

We use leverage in order to maximize potential returns to stockholders. We are not limited with respect to the amount of leverage that we may use for the acquisition of any specific property, although we have certain portfolio-level leverage covenants we must comply with under the terms of our unsecured line of credit, or the New Line of Credit. We intend to use non-recourse mortgage financing that will allow us to limit our loss exposure on any property to the amount of equity invested in such property. The market for long-term mortgages continues to improve, they are obtainable and the environment is competitive. The collateralized mortgage backed securities, or CMBS, market has made a comeback, but it is more conservative and restrictive than it was prior to the recent recession and uncertainty with regard to interest rates has made the CMBS market less predictable. Consequently, we continue to look to regional banks, insurance companies and other non-bank lenders, in addition to the CMBS market, to issue mortgages to finance our real estate activities.

In addition to leverage, we were active in the equity markets during 2013 by issuing shares of common stock in three separate follow-on public offerings, issuing shares of our senior common stock and issuing shares under our at-the-market program, or ATM Program, pursuant to an open market sale agreement with Jefferies, LLC, or Jefferies.

Investment Policies

Types of Investments

Overview

We intend that substantially all of our investments will be generated from the ownership of income-producing real property or, to a much lesser extent, mortgage loans secured by real property. We expect that the vast majority of our investments will be structured as net leases, but if a net lease would have an adverse impact on a potential tenant, or would otherwise be inappropriate for us, we may structure our investment as either a gross, or modified gross, lease or as a mortgage loan. Investments are not restricted to geographical areas, but we expect that most of our investments in real estate will continue to be made within the continental United States. Some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio. Our stockholders are not afforded the opportunity to evaluate the economic merits of our investments or the terms of any dispositions of properties and instead rely on the advice of our Adviser. See “Risk Factors —Our success depends on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.”

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

To the extent that we invest in mortgage loans, we will generally originate those loans. However, we may also purchase mortgage loans from banks, CMBS pools or other lenders if such transactions are consistent with our investment objectives. Our Adviser will service the mortgage loans in our portfolio by monitoring the collection of monthly principal and interest payments on our behalf. We had no mortgage loans outstanding as of December 31, 2013.

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the most important aspects of making an investment. Evaluating the creditworthiness of the tenant or borrower and its ability to generate sufficient cash flow to make payments to us pursuant to the lease or the mortgage loan is the most important aspect of our underwriting procedures. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•	Credit Evaluation. Our Adviser evaluates each potential tenant for its creditworthiness, considering factors such as the rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. Currently, 44% of our tenants are rated by a national credit rating agency. A prospective tenant that is deemed creditworthy does not necessarily mean that we will consider the tenant’s property to be “investment grade.” Our Adviser seeks tenants that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and financing these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant is normally a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

•	Leases with Increasing Rent. Our Adviser seeks to include a clause in each lease that provides for annual rent escalations over the term of the lease. These increases will generally be fixed; however certain of our leases are tied to increases in indices, such as the consumer price index.

•	Diversification. Our Adviser attempts to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. Please see Item 2 of this Form 10-K for a summary of our portfolio by industry and geographic location.

•	Property Valuation. The business prospects and the financial strength of the tenant are important aspects of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require quarterly unaudited and annual audited financial statements of the tenant in order to continuously monitor the financial performance of the tenant. Our Adviser evaluates the financial capability of the tenant and its ability to perform per the terms of the lease, including obtaining certificates of insurance and verifying payment of real estate taxes on an annual basis. Our Adviser may also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. As further described below, our Advisor also evaluates the physical characteristics of a prospective property investment and comparable properties as well as the geographic location of the property in the particular market to ensure that the characteristics are favorable for re-leasing the property at approximately the same or higher rental rate should that necessity arise. Our Adviser then computes the value of the property based on historical and projected operating results. In addition, each property that we propose to purchase is appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction and the conditions of the credit markets at the time the purchase is negotiated. We generally limit the purchase price of each acquisition to less than 10% of our consolidated total assets.

•	Properties Important to Tenant Operations. Our Adviser generally seeks to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better protection in the event a tenant becomes bankrupt, as leases on properties essential or important to the operations of a bankrupt tenant are typically less likely to be rejected in bankruptcy or otherwise terminated.

•	Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. Our Adviser generally also seeks covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•	Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate parent. We believe that this type of credit enhancement, if obtained, provides us with additional financial security.

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

Our Adviser also physically inspects the real estate and surrounding real estate as part of determining the value of the real estate. All of our Adviser’s due diligence is aimed at arriving at a valuation of the real estate under the assumption that it would not be rented to the existing tenant. As part of this process, our Adviser may consider one or more of the following items:

•	The comparable value of similar real estate in the same general area of the prospective property. In this regard, comparable property is difficult to define because each piece of real estate has its own distinct characteristics. But to the extent possible, comparable property in the area that has sold or is for sale will be used to determine if the price to be paid for the property is reasonable. The question of comparable properties’ sale prices is particularly relevant if a property might be sold by us at a later date.

•	An assessment of the relative flexibility of the building configuration and its ability to be re-leased to other users in a single or multiple tenant arrangement.

•	The comparable real estate rental rates for similar properties in the same area of the prospective property.

•	Alternative property uses that may offer higher value.

•	The cost of replacing the property at current construction prices if it were to be sold.

•	The assessed value as determined by the local real estate taxing authority.

In addition, our Adviser supplements its valuation with an independent real estate appraisal in connection with each investment that we consider. When appropriate, our Adviser may engage experts to undertake some or all of the due diligence efforts described above.

Use of Leverage

We use long-term mortgage borrowings as a financing mechanism in amounts that we believe will maximize the return to our stockholders. Currently, the majority of our long-term mortgage borrowings are structured as non-recourse to us, and we intend to structure any medium-term mortgages in the same manner, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for satisfaction of the debt. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and there may be circumstances where lenders have recourse to our other assets. To a much lesser extent, we use recourse financing. Of the $422.6 million in long-term mortgages outstanding as of December 31, 2013, only $2.0 million is recourse to the Company.

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

Under our current conflict of interest policy, without the approval of a majority of our independent directors, we will not:

•	acquire from or sell to any of our officers, directors or our Adviser’s employees, or any entity in which any of our officers, directors or Adviser’s employees has an interest of more than 5%, any assets or other property;

•	borrow from any of our directors, officers or our Adviser’s employees, or any entity, in which any of our officers, directors or our Adviser’s employees has an interest of more than 5%; or

•	engage in any other transaction with any of our directors, officers or our Adviser’s employees, or any entity in which any of our directors, officers or our Adviser’s employees has an interest of more than 5% (except that our Adviser may lease office space in a building that we own, provided that the rental rate under the lease is determined by our independent directors to be at a fair market rate).

Our policy also prohibits us from purchasing any real property owned by or co-investing with our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested, except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as Gladstone Capital Corporation, Gladstone Land Corporation or Gladstone Investment Corporation and other entities advised by our Adviser, so long as that entity does not control the portfolio company and the transaction is approved by both companies’ Board of Directors. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek our stockholders’ approval.

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

Our Adviser and Administrator

Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, including investing in real estate and making mortgage loans. We have entered into an Investment Advisory Agreement with our Adviser, or the Advisory Agreement, under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary and their respective staffs and provides administrative services for us under the Administration Agreement.

David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser and our Administrator. Terry Lee Brubaker, our vice chairman and chief operating officer and a member of our Board of Directors, also serves in the same capacities for our Adviser and our Administrator.

Our Adviser maintains an investment committee that approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone, Cutlip and Brubaker. We believe that the review process of our Adviser’s investment committee gives us a unique competitive advantage over other REITs because of the substantial experience that the members possess and their unique perspective in evaluating the blend of corporate credit, real estate and lease terms that collectively provide an acceptable risk for our investments.

Our Adviser’s board of directors has empowered its investment committee to authorize and approve our investments, subject to the terms of the Advisory Agreement. Before we acquire any property, the transaction is reviewed by our Adviser’s investment committee to ensure that, in its view, the proposed transaction satisfies our investment criteria and is within our investment policies. Approval by our Adviser’s investment committee is generally the final step in the property acquisition approval process, although the separate approval of our Board of Directors is required in certain circumstances described below. For further detail on this process, please see “Investment Policies - Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions.”

Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington D.C., and our Adviser also has offices in several other states.

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

The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, and an incentive fee based on FFO. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources. For each of the years ended December 31, 2013, 2012 and 2011, tenants paid approximately $10,000 in fees to our Adviser, respectively.

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to incentive fee

The incentive fee may be reduced because of our New Line of Credit covenant which limits distributions to our stockholders to 100% of FFO with acquisition-related costs that are required to be expensed under Accounting Standards Codification, or ASC 805, Business Combinations, added back to FFO.

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary, and their respective staffs. Our allocable portion of expenses is generally derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.

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

The actual terms and conditions of transactions involving investments in properties and mortgage loans are determined at the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. Some types of transactions, however, require the prior approval of our Board of Directors, including a majority of our independent directors, including the following:

•	loans not secured or otherwise supported by real property;

•	any acquisition or mortgage loan which at the time of investment would have a cost exceeding 20% of our total assets;

•	transactions that involve conflicts of interest with our Adviser or other affiliates (other than reimbursement of expenses in accordance with the Advisory Agreement); and

•	the lease of assets to our Adviser, its affiliates or any of our officers or directors.

Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser or administrator, respectively, to Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly traded business development companies affiliated with us, and Gladstone Land Corporation, a publicly traded agricultural real estate company that is also our affiliate. However, under the Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us. Either we or our Adviser may assign or transfer the Advisory Agreement to a successor entity.

Gladstone Securities

Gladstone Securities, LLC, or Gladstone Securities, is a privately held broker dealer registered with The Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.

Dealer Manager Agreement

In connection with the offering of our senior common stock, or Senior Common Stock, we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities, or the Dealer Manager, pursuant to which the Dealer Manager agreed to act as our exclusive dealer manager in connection with the offering. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. In addition, we have agreed to indemnify the Dealer Manager against various liabilities, including certain liabilities arising under the federal securities laws. We made payments of approximately $0.3 million and $0.2 million during the years ended December 31, 2013 and 2012, respectively, to the Dealer Manager pursuant to this agreement, which currently is scheduled to terminate on the earlier of (i) March 28, 2015 or (ii) the date on which 3,000,000 shares of Senior Common Stock are sold pursuant to the Dealer Manager Agreement.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We will pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.5% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million during the year ended December 31, 2013 on total mortgages secured of $76.3 million, or 0.18%. The agreement is scheduled to terminate on August 31, 2014, unless renewed or earlier terminated pursuant to the provisions contained therein.

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantial time on our matters during calendar year 2014. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2013, our Adviser and Administrator collectively had 62 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
10	Executive Management

38	Investment Management, Portfolio Management and Due Diligence

14	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those reports filed or furnished with the Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website at www.GladstoneCommercial.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Commercial Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors.

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

Risks related to the economy

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling could have a material adverse effect on our business, financial condition and results of operations.

In February 2014, the U.S. Congress passed legislation to increase the debt ceiling through March 2015. Congress will need to pass additional legislation prior to March 2015 to further increase the debt ceiling in order for the government to continue to make payments to its creditors. In the event U.S. lawmakers fail to reach a viable agreement on the national debt ceiling, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

While the U.S. has begun to see improving financial indicators since the 2008 recession, recent events have created more uncertainty in the U.S. economy and capital markets. Therefore, we remain cautious about a long-term economic recovery.

Over the last several years, the U.S. capital markets have experienced significant price volatility and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the lack of availability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to make acquisitions. These disruptions in the financial markets also may have a material adverse effect on the market value of our common and preferred stock and the lease rates we can charge for our properties, as well as other unknown adverse effects on us or the economy in general. In addition, the continued challenging economic conditions could still materially and adversely impact the financial condition of one or more of our tenants and, therefore, could increase the likelihood that a tenant may declare bankruptcy or default upon its payment obligations arising under a related lease.

A further downgrade of the United States credit rating and the ongoing economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. In August 2011, Standard & Poor’s downgraded its long-term sovereign credit rating on the U.S. to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. treasury securities would impact its decision on whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the then existing budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

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

Healthcare reform legislation may affect our results of operations and financial condition.

On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act (collectively the “Acts”). Together, the Acts serve as the primary vehicle for comprehensive health care reform in the U.S. and are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and have begun being implemented through a phased approach that will conclude in 2018. In January 2014 Moody’s Investors Service downgraded its credit rating outlook for U.S. Healthcare Insurers from stable to negative, citing uncertainty stemming from the unstable and evolving regulatory environment. At this time, the effects of health care reform and its impact on our tenants’ business, results of operations and financial condition and the resulting impact on our operations are not yet known. Accordingly, the Acts could adversely affect the cost of providing healthcare coverage generally and could adversely affect the financial and operational performance of our tenants and their results of operations.

Risks related to our financing

Our New Line of Credit contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

The agreement governing our New Line of Credit requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 100% of our FFO, and continued compliance with this covenant may require us to limit our distributions to stockholders. As of December 31, 2013, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the New Line of Credit and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

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

We intend to acquire additional properties by using our New Line of Credit and by continuing to seek long-term financing, where we will borrow all or a portion of the purchase price of a potential acquisition and securing the loan with a mortgage on some or all of our existing real property. The market for long-term mortgages has been limited for some time; however, we have recently seen mid-to-long-term (5 to 10 year) mortgages become more obtainable. The CMBS market has made a comeback over the past year, but it is much more conservative than it was prior to the recession and the pricing in the market remains somewhat volatile. Consequently, we are looking to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the CMBS market to issue mortgages to finance our real estate activities. As of December 31, 2013, we had obtained approximately $422.6 million in long-term financing, which we have used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

A change in the value of our assets could cause us to experience a cash shortfall, be in default of our loan covenants, lose management control or incur a charge for the impairment of assets.

We borrow on an unsecured basis under the New Line of Credit. A significant reduction in value of our pool of unencumbered assets could require us to pay down the balance of the New Line of Credit. Although we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to the New Line of Credit, this inability could have a material adverse effect on our liquidity and our ability to meet our loan covenants. We may determine that the value of an individual asset, or group of assets, was impaired, and that we may need to record a charge to write-down the value of the asset to reflect its current estimated value based upon its intended use.

Interest rate fluctuations may adversely affect our results of operations.

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our New Line of Credit and one of our long-term mortgages is variable. Although we seek to mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into an interest rate cap to attempt to manage our exposure to interest rate fluctuations on our only outstanding variable rate mortgage. A significant change in interest rates could have an adverse impact on our results of operations.

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

We compete with many other entities to acquire properties, including financial institutions, institutional pension funds, other REITs, foreign real estate investors, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for real estate. Our competitors may have greater resources than we do, and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties.

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

Net leases may not result in fair market lease rates over time, thereby failing to maximize income and distributions to our stockholders.

We expect a large portion of our rental income to come from net leases, which frequently provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to sublease the property, subject to our approval, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Further, net leases are typically for longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

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

Illiquidity of real estate investments may make it difficult for us to sell properties in response to market conditions and could harm our financial condition and ability to make distributions to our stockholders.

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

As of December 31, 2013, we owned 87 properties and had 73 tenants in these properties, and our 5 largest tenants accounted for approximately 17.1% of our total rental income. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. As of December 31, 2013, 17.0% of our total rental income was earned from tenants in the telecommunications industry, 12.5% was earned from tenants in the healthcare industry, and 9.4% was earned from tenants in the automobile industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.

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

The Advisory Agreement contemplates a quarterly incentive fee based on our funds from operations. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is an unconditional and irrevocable waiver. For the years ended December 31, 2013, 2012 and 2011, an unconditional and irrevocable voluntary waiver was issued by our Adviser for approximately $3.5 million, $2.2 million and $2.1 million, respectively. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the nature of our assets, the sources of our gross income, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries (each, a taxable REIT subsidiary, or TRS) and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by the securities of one or more TRSs.

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

Our ability to pay dividends is limited by the requirements of Maryland law.

Our ability to pay dividends on our stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter permits otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on our stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of stock then outstanding, if any, with preferences upon dissolution senior to those of such class of stock with respect to which the distribution would be made.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table provides certain summary information about our 87, wholly-owned, properties as of December 31, 2013 (dollars in thousands, except per square foot information).

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2013 (4)	Total Rental Income per Occupied Square Foot		Encumbrances

208 South Rogers Lane (Raleigh NC)	1997	12/23/2003	58,926	100%	2015	$624	$10.59		$4,856

3874 Highland Park NW (Canton, OH)	1994	1/30/2004	54,018	100%	2024	292	5.41		2,717

260 Springside Drive (Akron, OH) (1)	1968/1999	4/29/2004	83,891	100%	2015	1,027	12.24		6,962

5815 Westpark Drive (Charlotte, NC)	1984/1995	6/30/2004	64,500	100%	2019	1,072	16.62		6,440

171 Great Oak Drive (Canton, NC)	1998	7/6/2004	228,000	100%	2024	606	2.66		3,722

Rt. 219, Tax Parcel No. 33-251-0246, (Crenshaw, PA)	1991	8/5/2004	290,000	100%	2026	788	2.72		5,274

9698 Old US Hwy. 52 (Lexington, NC)	1986	8/5/2004	154,000	100%	2026	395	2.56		2,683

9100 Highway 290 East (Austin, TX)	2001	9/16/2004	51,933	100%	2015	751	14.46		6,500

13 Industrial Park Drive (Mt. Pocono, PA)	1995-1999	10/15/2004	223,275	100%	2021	633	2.84		4,969

6550 First Park Ten Boulevard (San Antonio, TX)	1999	2/10/2005	60,245	100%	2021	785	13.03		6,760

4630 Journal Street (Columbus, OH)	1995	2/10/2005	39,000	100%	2015	308	7.90		2,565

199 Sing Sing Road (Big Flats, NY)	2001	4/15/2005	120,000	100%	2023	494	4.12		5,442

2525 North Woodlawn Avenue (Wichita, KS)	2000	5/18/2005	69,287	100%	2017	781	11.27		7,696

725 & 737 Great Southwest Pkwy (Arlington, TX)	1966	5/26/2005	64,000	100%	2018	706	11.03		3,881

4032 Linden Avenue (Dayton, OH)	1956	6/30/2005	59,894	100%	2015	268	4.47		1,914

81 Corbett Way (Eatontown, NJ)	1991	7/7/2005	30,268	100%	2024	537	17.74		4,427

17 & 20 Veronica Avenue (Franklin Township, NJ)	1978	7/11/2005	183,000	100%	2020	988	5.40		6,564

150 Ridgeview Center Drive (Duncan, SC)	1984/2001/2007	7/14/2005	222,670	100%	2020	1,539	6.91		10,592

170 Ridgeview Center Drive (Duncan, SC)	1984/2001/2007	7/14/2005	55,350	100%	2020	383	6.92		2,633

5656 Campus Parkway (Hazelwood, MO)	1977	8/5/2005	51,155	100%	2023	83	3.89	(2)	2,320

914 Wohlert Street (Angola, IN)	1982	9/2/2005	52,080	100%	2023	127	2.44		646

800 Growth Parkway (Angola, IN)	1998	9/2/2005	50,000	100%	2023	127	2.54		620

802 East 11th Street (Rock Falls, IL)	1988	9/2/2005	52,000	100%	2023	127	2.44		644

2 Opportunity Way (Newburyport, MA)	1994	10/17/2005	86,308	100%	2015	891	10.32		6,385

255 Spring Street (Clintonville, WI)	1992/2013	10/31/2005	521,400	100%	2028	865	1.66		3,090

5700 Lee Road (Maple Heights, OH)	1974	12/21/2005	347,218	100%	2015	1,275	3.67		9,977

Item 2.	Properties (Continued)

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2013 (4)	Total Rental Income per Occupied Square Foot	Encumbrances

7545 Midlothian Turnpike (Richmond, VA)	1972	12/30/2005	42,213	0%	2010	$—	$—	$5,275

3930 Sunforest Court (Toledo, OH)	1979	12/30/2005	23,368	100%	2020	276	11.81	2,798

75 Canal Street (South Hadley, MA)	1978	2/15/2006	150,000	100%	2015	260	1.73	—

2101 Fox Drive (Champaign, IL)	1996	2/21/2006	20,400	100%	2024	263	12.89	1,545

2109 Fox Drive (Champaign, IL)	1996	2/21/2006	40,000	100%	2024	517	12.93	3,030

2215 Fox Drive (Champaign, IL)	1996	2/21/2006	25,000	100%	2024	323	12.92	1,894

2301 Fox Drive (Champaign, IL)	1996	2/21/2006	22,862	100%	2024	295	12.90	1,731

2470 Highcrest Road (Roseville, MN)	1964	2/21/2006	359,540	33%	2017	1,196	3.33	17,455

12000 Portland Avenue South (Burnsville, MN)	1984	5/10/2006	114,100	100%	2015	1,235	10.82	11,193

14701 Anthony Avenue (Menomonee Falls, WI)	1986/2000	6/30/2006	125,692	100%	2016	786	6.25	6,823

1025 Birdsong Drive (Baytown, TX)	1997	7/11/2006	12,000	0%	2013	85	7.08	2,000

42400 Merrill Road (Sterling Heights, MI)	1979/1989	9/22/2006	532,869	100%	2016	1,167	2.19	—

2150, 2200 Pinson Valley Parkway (Birmingham, AL)	1961/1980	9/29/2006	63,514	100%	2016	271	4.27	—

2325 West Fairview Avenue (Montgomery, AL)	1962/1989	9/29/2006	29,472	100%	2016	126	4.28	—

5221 N Highway 763 (Columbia, MO)	1978	9/29/2006	16,275	100%	2016	69	4.24	—

4690 Parkway Drive (Mason, OH)	2002	1/5/2007	60,000	100%	2020	554	9.23	4,346

201 South Rogers Lane (Raleigh, NC)	1994	2/16/2007	115,500	100%	2015	717	6.21	5,249

1110 West Tenkiller (Tulsa, OK) (3)	2004	3/1/2007	238,310	100%	2019	1,566	6.57	8,031

3725 East 10th Court (Hialeah, FL)	1956/1992	3/9/2007	132,337	100%	2027	1,109	8.38	—

554 Clark Road (Tewksbury, MA)	1985/1989	5/17/2007	102,200	100%	2017	923	9.03	—

5324 Natorp Boulevard (Mason, OH)	2007	7/1/2007	21,264	100%	2027	583	27.42	4,630

7282 Willam Barry Boulevard (Cicero, NY)	2005	9/6/2007	71,880	100%	2020	530	7.37	4,052

1515 Arboretum Drive SE (Grand Rapids, MI)	2001	9/28/2007	63,235	100%	2025	1,088	17.21	5,964

4 Territorial Court (Bollingbrook, IL)	2002	9/28/2007	55,869	100%	2014	619	11.08	—

2349 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	16,740	100%	2031	516	30.82	—

2341 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	4,372	100%	2031	135	30.88	—

2339 Lawrenceville Highway (Decatur, GA)	1989	12/13/2007	5,488	100%	2031	169	30.79	—

Item 2.	Properties (Continued)

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2013 (4)	Total Rental Income per Occupied Square Foot	Encumbrances

311 Phillip Boulevard (Lawrenceville, GA)	2005	12/13/2007	12,412	100%	2031	$447	$36.01	$—

2096 McGee Road (Snellville, GA)	1986	12/13/2007	3,800	100%	2031	116	30.53	—

7174 Wheat Street (Covington, GA)	2000	12/13/2007	5,000	100%	2031	153	30.60	—

1055 Haw Creek Parkway (Cumming, GA)	2004	12/13/2007	13,919	100%	2026	486	34.92	3,216

1293 Wellbrook Circle (Conyers, GA)	1994	12/13/2007	6,400	100%	2031	195	30.47	—

425 Gateway Drive (Reading, PA)	2007	1/29/2008	42,900	100%	2028	717	16.71	4,073

6499 University Avenue NE (Fridley, MN)	1985/2006	2/26/2008	74,160	100%	2020	812	10.95	5,220

7528 Auburn Road (Concord Township, OH)	1957/2008	3/31/2008	273,300	100%	2034	1,727	6.32	—

10021 Rodney Street (Pineville, NC)	1985	4/30/2008	74,950	100%	2028	431	5.75	2,368

28305 State Route 7 (Marietta, OH)	1992/2007	8/29/2008	223,458	100%	2028	909	4.07	5,779

400 Highpoint Drive (Chalfont, PA)	1987	8/29/2008	67,200	100%	2016	758	11.28	5,687

1520 Albany Place SE (Orange City, Iowa)	1990	12/15/2010	487,121	100%	2026	1,214	2.49	9,496

2415 Century Place SE (Hickory, North Carolina)	2008	4/4/2011	60,000	100%	2020	936	15.60	6,827

2645 North Airport Plaza Avenue, Lot 2 (Springfield, MO)	2006	6/20/2011	78,421	100%	2021	1,422	18.13	11,164

124 East Hines Road (Boston Heights, OH)	2011	10/20/2011	25,000	100%	2021	377	15.08	2,697

9 Sylvan Way (Parsippany, NJ)	1984	10/28/2011	60,111	100%	2026	1,156	19.23	6,938

495 State Road (Dartmouth, MA) (3) (5)	2011	11/18/2011	16,340	100%	2086	625	38.25	4,155

1955 South National Avenue (Springfield, MO) (3) (6)	2005	12/13/2011	14,560	100%	2080	315	21.63	1,905

810 Parish Street (Pittsburgh, PA)	1968	12/28/2011	26,080	100%	2026	401	15.38	2,829

Item 2.	Properties (Continued)

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration		Total Rental Income for the year ended December 31, 2013 (4)	Total Rental Income per Occupied Square Foot		Encumbrances

44426 Atwater Place (Ashburn, VA)	2002	1/25/2012	52,130	100%	2027		$989	$18.97		$7,388

14955 6th Street (Ottumwa, IO)	1970	5/30/2012	352,860	100%	2023		693	1.96		4,653

7800 Walton Parkway (New Albany, OH)	2007	6/5/2012	89,000	100%	2023		1,357	15.25		9,361

7200 North Lake Drive (Columbus, GA)	2012	6/21/2012	32,000	100%	2023		656	20.50		4,608

3592 Corporate Drive (Columbus, OH)	1981	6/28/2012	31,293	100%	2022		331	10.58		2,911

1395 University Boulevard (Jupiter, FL)	2011	9/26/2012	60,000	100%	2023		1,372	22.87		10,478

1400 John Burgess Drive (Fort Worth, TX)	2005	11/8/2012	208,234	100%	2026		1,628	7.82		13,864

565 Spears Creek Church Road (Columbia, SC)	2010	11/21/2012	146,483	100%	2022		2,541	17.35		18,525

6725 Delilah Road (Egg Harbor Township, NJ)	1985	3/28/2013	29,257	100%	2023		373	16.74	(2)	3,638

17499 Brookwood Parkway (Vance, AL)	2013	5/9/2013	170,000	100%	2023		757	6.90	(2)	—

3785 Pheasant Ridge Drive NE (Blaine, MN)	2009	5/10/2013	92,275	100%	2020		947	15.98	(2)	8,163

717 E. Parmer Lane (Austin, TX)	1999	7/9/2013	320,000	100%	2020		2,299	14.50	(2)	35,093

805 Central Expressway South (Allen, TX)	1998	7/10/2013	115,200	100%	2021/2022	(7)	685	12.83	(2)	8,852

349 Inverness Drive South (Englewood, CO)	2008	12/11/2013	99,797	100%	2021		85	15.00	(2)	11,315

43700 Gen-Mar Drive (Novi, MI)	1988	12/27/2013	156,200	100%	2024		9	4.38	(2)	4,380

Totals			9,256,779				$59,769			$421,878

(1)	Two tenants occupy this building, each with separate leases ending in the same year.
(2)	Rental income per occupied square foot is annualized, as if the building were held for all of 2013.
(3)	Property subject to a ground lease.
(4)	Total rental income included in this table is straight-line rental income calculated in accordance with Generally Accepted Accounting Principles in the United States.
(5)	Tenant has the option to terminate the lease in years 26-75.
(6)	Tenant has the option to terminate the lease in years 19-62.
(7)	Two tenants occupy this building each with separate leases ending in different years. The tenant occupying 73% of the building has their lease expire in 2022. The tenant occupying the remaining space has their lease expire in 2021

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2013 (dollars in thousands):

Year of Lease Expiration	Square Feet (1)	Number of Expiring Leases	Rental Revenue for the year ended December 31, 2013 (2)	% of Annualized Base Rent

2014	55,869	1	$619	1.0%
2015	1,106,770	11	7,356	12.3
2016	835,022	4	3,177	5.3
2017	291,334	3	2,900	4.9
2018	64,000	1	706	1.2
2019	302,810	2	2,638	4.4
2020	1,162,703	9	9,264	15.6
2021+	5,144,365	42	33,024	55.3

Total	8,962,873	73	$59,684	100%

(1)	Our two fully vacant, and one partially vacant buildings total 293,906 square feet.
(2)	Rental revenue for the year ended December 31, 2013 for our property in Baytown, TX, whose lease expired during 2013, was $85.

The following table summarizes the geographic locations of our properties for leases in place as of December 31, 2013 (dollars in thousands):

State	Number of Leases for the year ended December 31, 2013	Rental Revenue for the year ended December 31, 2013	% of Base Rent
Ohio	14	$9,284	15.5%
Texas	7	6,939	11.6
North Carolina	7	4,781	8.0
South Carolina	2	4,463	7.5
Minnesota	4	4,190	7.0
All Other States	39	30,112	50.4

Total	73	$59,769	100%

The following table summarizes rental income by tenant industries for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	For the year ended December 31,
	2013		2012		2011
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$10,102	17.0%	$7,351	14.4%	$6,206	14.1%
Healthcare	7,486	12.5	5,228	10.3	4,108	9.4
Automobile	5,589	9.4	1,944	3.8	1,168	2.7
Personal, Food & Miscellaneous Services	5,231	8.8	2,479	4.9	649	1.5
Electronics	4,982	8.3	6,189	12.3	6,046	13.9
Diversified/Conglomerate Manufacturing	3,665	6.1	3,664	7.2	3,664	8.4
Chemicals, Plastics & Rubber	3,236	5.4	3,153	6.2	3,146	7.2
Beverage, Food & Tobacco	3,007	5.0	2,844	5.6	2,271	5.2
Personal & Non-Durable Consumer Products	2,583	4.3	2,507	4.9	2,316	5.3
Machinery	2,265	3.8	2,259	4.4	2,256	5.2
Containers, Packaging & Glass	2,171	3.6	2,344	4.6	2,339	5.4
Buildings and Real Estate	2,160	3.6	2,144	4.2	2,120	4.9
Printing & Publishing	1,848	3.1	1,894	3.7	1,979	4.5
Oil & Gas	1,275	2.1	1,271	2.5	1,271	2.9
Diversified/Conglomerate Services	1,244	2.1	1,244	2.4	1,001	2.3
Banking	1,156	1.9	1,149	2.3	204	0.5
Education	656	1.1	2,138	4.2	1,775	4.1
Childcare	583	1.0	583	1.1	583	1.3
Home & Office Furnishings	530	0.9	530	1.0	530	1.2

	$59,769	100.0%	$50,915	100.0%	$43,632	100.0%

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GOOD.” The following table reflects the range of the high and low sale prices of our common stock on NASDAQ and the distributions per common share for the years ended December 31, 2013 and 2012. Distributions to common stockholders are declared quarterly and paid monthly. Amounts presented represent the cumulative amount of the monthly common stock distributions declared during such quarter.

	Price Range
	High	Low	Distributions Per Common Share
2012
3/31/2012	$18.92	$16.80	$0.375
6/30/2012	17.66	15.56	0.375
9/30/2012	19.47	16.52	0.375
12/31/2012	18.93	16.15	0.375

2013
3/31/2013	$19.51	$17.98	$0.375
6/30/2013	21.33	17.89	0.375
9/30/2013	19.16	17.25	0.375
12/31/2013	19.09	17.25	0.375

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

A covenant in the agreement governing our New Line of Credit requires us to, among other things, limit our distributions to stockholders to 100% of our FFO, and continued compliance with this covenant may require us to limit our distributions to stockholders in the future. For a discussion of our New Line of Credit, including the financial and operating covenants required for us to access this source of financing, see “Risk Factors – Our New Line of Credit contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Line of Credit” herein.

As of February 4, 2014, there were 13,267 beneficial owners of our common stock.

The Company pays distributions on shares of senior common stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Company’s senior common stock is not traded on any exchange or automated quotation system.

As of February 4, 2014, there were 168 beneficial owners of our senior common stock.

Item 6.	Selected Financial Data.

The following selected financial data for the fiscal years ended December 31, 2013, 2012, 2011, 2010 and 2009 is derived from our audited consolidated financial statements. Certain amounts from prior years’ financial statements have been reclassified to discontinued operations and these reclassifications had no effect on previously reported net income or stockholders’ equity. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	For the year ended December 31, (Dollars in Thousands, Except Per Share Amounts)
	2013	2012	2011	2010	2009
Operating Data:
Total operating revenue	$61,343	$51,270	$43,976	$41,928	$42,609
Total operating expenses	(32,823)	(24,895)	(21,270)	(23,414)	(20,541)
Other expense	(26,993)	(22,614)	(16,992)	(13,586)	(17,668)

Income from continuing operations	1,527	3,761	5,714	4,928	4,400
Discontinued operations	—	—	—	—	203

Net income	$1,527	$3,761	$5,714	$4,928	$4,603
Dividends attributable to preferred stock	(4,094)	(4,093)	(4,094)	(4,094)	(4,094)
Dividends attributable to senior common stock	(300)	(113)	(62)	(20)	—

Net (loss) income available to common stockholders	$(2,867)	$(445)	$1,558	$814	$509

Share and Per Share Data:
(Loss) earnings per weighted average common share - basic & diluted
(Loss) income from continuing operations (net of dividends attributable to preferred stock)	$(0.22)	$(0.04)	$0.15	$0.09	$0.04
Discontinued operations	—	—	—	—	0.02

Net (loss) income available to common stockholders	$(0.22)	$(0.04)	$0.15	$0.09	$0.06

Weighted average common shares outstanding-basic	13,164,244	10,953,325	10,236,859	8,576,303	8,563,264
Weighted average common shares outstanding-diluted	13,164,244	10,953,325	10,288,711	8,601,153	8,563,264
Cash dividends declared per common share	$1.50	$1.50	$1.50	$1.50	$1.50

Supplemental Data:
Net (loss) income available to common stockholders	$(2,867)	$(445)	$1,558	$814	$509
Real estate depreciation and amortization, including discontinued operations	22,827	16,831	14,149	13,264	13,172

Less: Gain on sale of real estate, net of taxes paid	—	—	—	—	(160)

Funds from operations available to common stockholders (1)	$19,960	$16,386	$15,707	$14,078	$13,521

Balance Sheet Data:

Real estate, before accumulated depreciation	$642,353	$533,753	$442,521	$401,017	$390,754
Total assets	690,525	564,779	453,147	410,609	416,865
Mortgage notes payable, term loan, term preferred stock and borrowings under the line of credit	485,502	422,685	304,050	286,595	285,962
Total stockholders’ equity	183,146	122,365	135,314	111,375	118,451
Total common shares outstanding	15,662,414	11,083,584	10,945,379	8,724,613	8,563,264

(1)	FFO was developed by The National Association of Real Estate Investment Trusts, or NAREIT, as a relative non- Generally Accepted Accounting Principles in the United States, or GAAP, supplemental measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO, as defined by NAREIT, is net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and excluding any impairment write-downs, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP and should not be considered an alternative to either net income (loss) as an indication of our performance or to cash flow from operations as a measure of liquidity or ability to make distributions to stockholders. Comparison of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

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

The following table provides a reconciliation of our FFO for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 to the most directly comparable GAAP measure, net (loss) income, and a computation of basic and diluted FFO per weighted average common share:

	For the year ended December 31, (Dollars in Thousands, Except Per Share Amounts)
	2013	2012	2011	2010	2009

Net income	$1,527	$3,761	$5,714	$4,928	$4,603
Less: Distributions attributable to preferred and senior common stock	(4,394)	(4,206)	(4,156)	(4,114)	(4,094)

Net (loss) income available to common stockholders	$(2,867)	$(445)	$1,558	$814	$509

Add: Real estate depreciation and amortization	22,827	16,831	14,149	13,264	13,172
Less: Gain on sale of real estate	—	—	—	—	(160)

FFO available to common stockholders	$19,960	$16,386	$15,707	$14,078	$13,521

Weighted average common shares outstanding - basic	13,164,244	10,953,325	10,236,859	8,576,303	8,563,264
Weighted average common shares outstanding - diluted	13,402,370	11,075,216	10,288,711	8,601,153	8,563,264

Basic FFO per weighted average share of common stock	$1.52	$1.50	$1.53	$1.64	$1.58

Diluted FFO per weighted average share of common stock	$1.49	$1.48	$1.53	$1.64	$1.58

Distributions declared per share of common stock	$1.50	$1.50	$1.50	$1.50	$1.50

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

General

We are an externally-advised real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 87 properties totaling 9.3 million square feet, which have a total gross and net carrying value, including intangible assets, of $756.9 million and $640.7 million, respectively. We do not currently have any mortgage loan receivables outstanding.

Business Environment

The United States, or U.S., has been seeing long-term signs of recovery as the unemployment rate continues to decline, housing starts and building permits have increased, and prices for single-family homes increased across 20 U.S. cities because of a dwindling surplus in the housing market. However, various signs of weakness are still present in the U.S economy. Vacancy rates in certain markets are still higher than pre-recessionary levels as job growth has yet to return to all areas of the country. Although interest rates have risen significantly since the beginning of the year, they still remain near their historic lows. This continued low interest rate environment is leading to increasing competition for new acquisitions and cap rate compression. However; recent U.S. budget deficit concerns and the budget impasse that resulted in the partial shutdown of the U.S. government in October 2013, have increased the possibility of credit-rating downgrades of the U.S. and economic slowdowns. The continued uncertainty surrounding the outcome of the U.S. government to raise the federal debt ceiling could cause the ratings agencies to lower the long-term sovereign credit rating on the U.S. again. The sovereign credit rating was previously lowered from “AAA” to “AA+” by Standard and Poor’s in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access both the debt and equity markets on favorable terms. In addition, a further decrease to the U.S. credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on one or more of our tenants, or our business, financial condition and results of operations.

We continue to focus on increasing our funds from operations, or FFO, by re-leasing vacant space in our portfolio and acquiring additional properties. As of December 31, 2013, we had two fully vacant buildings and one partially vacant building. Our fully vacant buildings are located in Baytown, Texas and Richmond, Virginia. Our building located in Roseville, Minnesota remains partially vacant. The leases on these three vacancies comprised 3.2% of our total square footage as of December 31, 2013 and the annual carrying costs are approximately $1.1 million. We continue to actively seek new tenants for our Richmond, Virginia, Baytown, Texas and Roseville, Minnesota buildings.

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

In addition to leverage, we were active in the equity markets during 2013 by issuing shares of common stock in three separate follow-on public offerings, issuing shares of our senior common stock and issuing shares of common stock under our at-the-market program, or ATM Program, pursuant to an open market sale agreement with Jefferies, LLC, or Jefferies, discussed in more detail below.

Recent Developments

2013 Investment Activities

The following is a summary of our recent acquisitions:

Egg Harbor Township, New Jersey: On March 28, 2013, we acquired a 29,257 square foot office building located in Egg Harbor Township, New Jersey for $5.7 million, excluding related acquisition expenses of $0.15 million. We funded this acquisition with existing cash on hand and the issuance of $3.7 million of mortgage debt on the property. The tenant has leased the property for 10 years and has 1 option to renew the lease for an additional period of 5 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.5 million.

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

Vance, Alabama: On May 9, 2013, we acquired a 170,000 square foot industrial building located in Vance, Alabama for $13.4 million, excluding related acquisition expenses of $0.19 million. We funded this acquisition with existing cash on hand. The tenant has leased the property for 10 years and has 2 options to renew the lease for additional periods of 5-years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.2 million.

Blaine, Minnesota: On May 10, 2013, we acquired a 92,275 square foot office building located in Blaine, Minnesota for $14.4 million, excluding related acquisition expenses of $0.08 million. We funded this acquisition with existing cash on hand. The tenant has seven years remaining on the lease and has two options to renew the lease for additional periods of five-years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.5 million.

Austin, Texas: On July 9, 2013, we acquired a 320,000 square foot office building located in Austin, Texas for $57.0 million, excluding related acquisition expenses of $0.16 million. We funded this acquisition with cash on hand and the issuance of $35.3 million of mortgage debt on the property. The tenant has seven years remaining on the lease and has three options to renew the lease for additional periods of three years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $4.7 million.

Allen, Texas: On July 10, 2013, we acquired an 115,200 square foot office building located in Allen, Texas for $15.2 million, excluding related acquisition expenses of $0.08 million. We funded this acquisition with existing cash on hand and the issuance of $8.9 million of mortgage debt on the property. There are two tenants in this property, the largest of which occupies 73% of the space and has nine years remaining on the lease and has two options to renew the lease for additional periods of five years each. The other tenant has eight years remaining on the lease and also has two options to renew the lease for additional periods of five years each. These two leases provide for prescribed rent escalations over the life of the leases, with annualized straight line rents of $1.5 million.

Englewood, Colorado: On December 11, 2013, we acquired a 99,797 square foot office building located in Englewood, Colorado for $18.3 million, excluding related acquisition expenses of $0.07 million. We funded this acquisition with existing cash on hand, and subsequently closed on $11.3 million of mortgage debt on the property. The tenant has eight years remaining on the lease and has two options to renew the lease for additional periods of five years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.5 million.

Novi, Michigan: On December 27, 2013, we acquired an 156,200 square foot office building located in Novi, Michigan for $7.3 million, excluding related acquisition expenses of $0.04 million. We funded this acquisition with existing cash on hand, and $4.4 million of mortgage debt on the property. The tenant has 10 years remaining on the lease and has 1 option to renew the lease for an additional 5 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.7 million.

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

Prudential: On July 3, 2013, through a wholly-owned subsidiary, we borrowed $8.2 million pursuant to a long-term note payable from Prudential Mortgage Capital Company, LLC, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 5.00% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a prepayment penalty. The note has a maturity date of August 1, 2023. We used the proceeds from the note to acquire properties.

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

Synovus Bank: On July 10, 2013, through a wholly-owned subsidiary, we borrowed $8.9 million pursuant to a long-term note payable from Synovus Bank, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 4.20% per year and we may prepay this note prior to maturity without penalty. The note has a maturity date of August 1, 2023. We used the proceeds from the note to acquire the property in Allen, Texas on the same date.

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

Wells Fargo: On November 26, 2013, through a wholly-owned subsidiary, we refinanced our mortgage at our Champaign, Illinois property that was originally set to mature on December 1, 2013. We borrowed $8.2 million pursuant to a long-term note payable from Wells Fargo. The new loan is variable rate, in which the interest rate resets monthly and is calculated as the one month London Interbank Offered Rate, or LIBOR, plus a margin of 2.15%. The LIBOR rate is subject to a floor of 0.5% per annum, and minimum interest on this note is 2.65%. The new note has a maturity date of December 1, 2016, with four, one-year extension options at the behest of the borrower. We simultaneously entered into an interest rate cap with Wells Fargo to hedge against the variability of the LIBOR rate, at a cost of approximately $0.03 million through December 1, 2016. We will receive payments from Wells Fargo if the one month LIBOR rate increases above 3.00%, to cap our interest costs at the all in 5.15% interest rate.

Guggenheim Investments: On December 18, 2013, through a wholly-owned subsidiary, we borrowed $11.3 million pursuant to a long-term note payable from Guggenheim Investments, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 4.74% per year. The note has a maturity date of January 6, 2039, but is subject to hyper-amortization if the note is not repaid on January 6, 2021. We used the proceeds to repay our line of credit.

KeyBank: On December 27, 2013, through a wholly-owned subsidiary, we borrowed $4.4 million pursuant to a long-term note payable from KeyBank National Association, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 5.28% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a prepayment penalty. The note has a maturity date of January 1, 2024. We used the proceeds from the note to acquire the property in Novi, Michigan on the same date.

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

Canton, Ohio: On April 10, 2013, we extended the lease with the tenant occupying our property located in Canton, Ohio. The lease covering this property was extended for an additional 10 years, through January 2024. The lease was originally set to expire in January 2014. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.3 million. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.5 million.

Dayton, Ohio: On May 14, 2013, our tenant occupying our Dayton, Ohio property notified us of their intention to exercise their early termination option. The lease requires the tenant to continue to pay monthly rent through the effective termination date of June 30, 2015.

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

South Hadley, Massachusetts: On August 7, 2013, we extended the lease with the tenant occupying our property located in South Hadley, Massachusetts for an additional year, through January 2015. The lease was originally set to expire in January 2014. The lease provides a scheduled rent increase over the previous lease, with annualized straight line rents of approximately $0.3 million. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $3,400 in leasing commissions.

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

Canton, North Carolina: On November 11, 2013, we amended the lease with the tenant occupying our property located in Canton, North Carolina. The amended lease provided that we construct an expansion to the premises of approximately 150,000 rentable square feet. The term of the lease will be extended so that after substantial completion of the expansion, the term remaining under the lease is 20 years. The lease was originally set to expire in July 2024. During the extended term of the lease, rent shall be equal to our incurred construction costs times 9.25% per annum, and subject to a 2% rental increase per year.

2013 Equity Activities

The equity issuances summarized below were issued under our universal shelf registration statements, (File No. 333-169290 and File No. 333-190931) that were effective and on file with the Securities and Exchange Commission at the time of the respective issuance.

Common Equity: During the year ended December 31, 2013, we completed three separate public offerings for a total issuance of 4,146,922 shares of our common stock. We issued 1,265,000 shares of common stock in the first offering, which closed on April 29, 2013, at a public offering price of $18.90 per share. Gross proceeds of this offering totaled $23.9 million and net proceeds, after deducting offering expenses and underwriter discounts, were $22.6 million. We issued 1,478,000 shares of common stock in the second offering, which closed on June 24, 2013, with a partial exercise of the over-allotment option closing on July 11, 2013, at a public offering price of $18.82 per share. Gross proceeds of this offering totaled $27.8 million and net proceeds, after deducting offering expenses and underwriter discounts, were $26.3 million. We issued 1,403,922 shares of common stock in the third offering, which closed on November 25, 2013, with a partial exercise of the over-allotment option closing on December 26, 2013, at a public offering price of $18.15 per share. Gross proceeds of this offering totaled $25.5 million and net proceeds, after deducting offering expenses and underwriter discounts, were $24.2 million. Proceeds from these offerings were used to acquire real estate and for general corporate purposes.

ATM Program: During the year ended December 31, 2013, we raised approximately $7.7 million in net proceeds under our ATM Program with Jefferies. Proceeds from this offering were used to acquire real estate and for general corporate purposes. Under this agreement we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). Sales of shares of our common stock through Jefferies will be executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market, or the NASDAQ, or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Jefferies, including a combination of any of these transactions.

Senior Common Equity: During the year ended December 31, 2013, we sold 189,241, shares of our senior common stock at $15.00 per share in an ongoing best-efforts public offering and issued 8,443 shares of our senior common stock under the Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission were $2.6 million. We can issue up to 3,000,000 shares of senior common stock and the offering will continue until the earlier of March 28, 2015 or the date on which a total of 3,000,000 shares of senior common stock are sold. Proceeds from this offering were used to acquire real estate and for general corporate purposes.

Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. The table below reflects the breakdown of our total rental income by tenant industry classification for the years ended December 31, 2013, 2012 and 2011, respectively (dollars in thousands):

	For the year ended December 31,
	2013		2012		2011
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$10,102	17.0%	$7,351	14.4%	$6,206	14.1%
Healthcare	7,486	12.5	5,228	10.3	4,108	9.4
Automobile	5,589	9.4	1,944	3.8	1,168	2.7
Personal, Food & Miscellaneous Services	5,231	8.8	2,479	4.9	649	1.5
Electronics	4,982	8.3	6,189	12.3	6,046	13.9
Diversified/Conglomerate Manufacturing	3,665	6.1	3,664	7.2	3,664	8.4
Chemicals, Plastics & Rubber	3,236	5.4	3,153	6.2	3,146	7.2
Beverage, Food & Tobacco	3,007	5.0	2,844	5.6	2,271	5.2
Personal & Non-Durable Consumer Products	2,583	4.3	2,507	4.9	2,316	5.3
Machinery	2,265	3.8	2,259	4.4	2,256	5.2
Containers, Packaging & Glass	2,171	3.6	2,344	4.6	2,339	5.4
Buildings and Real Estate	2,160	3.6	2,144	4.2	2,120	4.9
Printing & Publishing	1,848	3.1	1,894	3.7	1,979	4.5
Oil & Gas	1,275	2.1	1,271	2.5	1,271	2.9
Diversified/Conglomerate Services	1,244	2.1	1,244	2.4	1,001	2.3
Banking	1,156	1.9	1,149	2.3	204	0.5
Education	656	1.1	2,138	4.2	1,775	4.1
Childcare	583	1.0	583	1.1	583	1.3
Home & Office Furnishings	530	0.9	530	1.0	530	1.2

	$59,769	100.0%	$50,915	100.0%	$43,632	100.0%

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary and their respective staffs. Mr. Gladstone is also the chairman and chief executive officer of our Administrator. Terry Lee Brubaker is also the vice chairman and chief operating officer of our Administrator.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded, agricultural real estate company. With the exception of Ms. Danielle Jones, our chief financial officer and treasurer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of our president, all of our executive officers and all of our directors, with the exception of Mr. David Dullum, serve as either directors or executive officers, or both, of Gladstone Land Corporation. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, or total common stockholders’ equity, and for an incentive fee based on FFO. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common with other externally-advised REITs; however, our Adviser may earn fee income from our borrowers or tenants or other sources. For each of the years ended December 31, 2013, 2012 and 2011, tenants paid approximately $10,000 in fees to our Adviser, respectively.

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our New Line of Credit agreement which limits distributions to our stockholders to 100% of FFO with acquisition-related costs that are required to be expensed under ASC 805, Business Combinations, added back to FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the years ended December 31, 2013, 2012 and 2011, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of our Administrator’s overhead expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our personnel, including our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary, and their respective staffs. Our allocable portion of expenses is generally derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included elsewhere in this Form 10-K. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes to our critical accounting policies during the year ended December 31, 2013.

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

Using the methodology discussed above we evaluated our entire portfolio as of December 31, 2013 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. We concluded that none of our properties were impaired as of December 31, 2013; however, we determined that our properties located in South Hadley, Massachusetts and Roseville, Minnesota are at risk to become impaired in the future. We recently extended the lease on the property in South Hadley Massachusetts for one year, and it now expires in January 2015. There is a possibility we may have to impair this property in 2014 if we do not negotiate another lease extension on this building or find a replacement tenant.

The current tenant in our property located in Roseville, Minnesota downsized on January 1, 2013. We are currently working to re-tenant the remainder of this building; however, if we do not secure a tenant in the near term there is a possibility we may have to impair this property in 2014.

We will continue to monitor our portfolio for any other indicators of impairment. There have been no impairments recognized on our real estate assets since inception.

Results of Operations

The weighted-average yield on our total portfolio, which was 8.9% as of December 31, 2013, is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the years ended December 31, 2013 and 2012 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2013	2012	$ Change	% Change

Operating revenues
Rental income	$59,769	$50,915	$8,854	17%
Tenant recovery revenue	1,574	355	1,219	343%

Total operating revenues	61,343	51,270	10,073	20%

Operating expenses
Depreciation and amortization	22,827	16,831	5,996	36%
Property operating expenses	3,348	1,588	1,760	111%
Acquisition related expense	768	949	(181)	–19%
Base management fee	2,014	1,467	547	37%
Incentive fee	4,201	3,569	632	18%
Administration fee	1,467	1,118	349	31%
General and administrative	1,655	1,594	61	4%

Total operating expenses before credit to incentive fee	36,280	27,116	9,164	34%

Credit to incentive fee	(3,457)	(2,221)	(1,236)	56%

Total operating expenses	32,823	24,895	7,928	32%

Other income (expense)
Interest expense	(24,351)	(20,226)	(4,125)	20%
Distributions attributable to Series C mandatorily redeemable preferred stock	(2,743)	(2,515)	(228)	9%
Other income	101	127	(26)	–20%

Total other expense	(26,993)	(22,614)	(4,379)	19%

Net income	1,527	3,761	(2,234)	–59%

Distributions attributable to Series A and B preferred stock	(4,094)	(4,093)	(1)	0%
Distributions attributable to senior common stock	(300)	(113)	(187)	165%

Net loss available to common stockholders	$(2,867)	$(445)	$(2,422)	544%

Net loss available to common stockholders per weighted average share of common stock - diluted	$(0.22)	$(0.04)	$(0.18)	450%

FFO available to common stockholders	$19,960	$16,386	$3,574	22%

FFO per weighted average share of common stock - diluted	$1.49	$1.48	$0.01	1%

Operating Revenues

Rental income increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, because of the seven properties acquired during 2013, partially offset by a loss of rental income due to vacancies in our portfolio during 2013.

Tenant recovery revenue increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This increase was primarily due to reimbursements from our tenant in our partially vacant building located in Roseville, Minnesota.

Operating Expenses

Depreciation and amortization expenses increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, because of the seven properties acquired during 2013 and a full year of depreciation for properties acquired in 2012.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily because of an increase in overhead (maintenance, repair and utilities) expenses at our partially vacant Roseville, Minnesota building.

Acquisition related expenses primarily consists of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expense decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, as a result of acquiring only seven properties during 2013, as compared to eight properties during 2012.

The base management fee increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to an increase in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”

The incentive fee increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was due to an increase in rental revenues from the properties acquired during 2013, which was partially offset by an increase in property operating and interest expenses during the year ended December 31, 2013, as compared to the year ended December 31, 2012.

The incentive fee credit increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, because of an increase in the amount of common dividends paid from the shares issued during 2013. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, as a result of an increase in the amount of the total expenses our Administrator incurred during 2013, coupled with a larger percentage of the fee being allocated to us as a result of the increase in our total assets during 2013. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, as a result of an increase in professional fees related to tax and audit services from the increase in our portfolio.

Other Income and Expenses

Interest expense increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This increase was primarily a result of interest on the $80.0 million of mortgage debt assumed and issued during 2013, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during 2013.

Distributions for our mandatorily redeemable preferred stock increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, because the public offering of shares of our 7.125% Series C Cumulative Term Preferred stock, or Term Preferred Stock, was completed in February 2012, and thus was not outstanding for the full year ended December 31, 2012.

Other income decreased during the year ended December 31, 2013, as compared to the year ended December 31, 2012, because of lower interest income on employee loans earned during 2013, as compared to 2012 due to principal repayments made by employees of our Adviser during 2013.

Net Loss Available to Common Stockholders

Net loss available to common stockholders increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily because of increased interest expense, property operating expenses, depreciation expense and increased distributions to our preferred stockholders from the issuance of our Term Preferred Stock, partially offset by an increase in rental income earned from the seven properties acquired during 2013.

A comparison of our operating results for the years ended December 31, 2012 and 2011 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2012	2011	$ Change	% Change

Operating revenues
Rental income	$50,915	$43,632	$7,283	17%
Tenant recovery revenue	355	344	11	3%

Total operating revenues	51,270	43,976	7,294	17%

Operating expenses
Depreciation and amortization	16,831	14,149	2,682	19%
Property operating expenses	1,588	986	602	61%
Acquisition related expenses	949	700	249	36%
Base management fee	1,467	1,629	(162)	–10%
Incentive fee	3,569	3,398	171	5%
Administration fee	1,118	1,024	94	9%
General and administrative	1,594	1,497	97	6%

Total operating expenses before credit from Adviser	27,116	23,383	3,733	16%

Credit to incentive fee	(2,221)	(2,113)	(108)	5%

Total operating expenses	24,895	21,270	3,625	17%

Other income (expense)
Interest expense	(20,226)	(17,076)	(3,150)	18%
Distributions attributable to mandatorily redeemable preferred stock	(2,515)	—	(2,515)	NM
Other income	127	84	43	51%

Total other expense	(22,614)	(16,992)	(5,622)	33%

Net income	3,761	5,714	(1,953)	–34%

Distributions attributable to preferred stock	(4,093)	(4,094)	1	0%
Distributions attributable to senior common stock	(113)	(62)	(51)	82%

Net (loss) income available to common stockholders	$(445)	$1,558	$(2,003)	–129%

Net (loss) income available to common stockholders per weighted average share of common stock - diluted	$(0.04)	$0.15	$(0.19)	–127%

FFO available to common stockholders	$16,386	$15,707	$679	4%

Diluted FFO per weighted average share of common stock	$1.48	$1.53	$(0.05)	–4%

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

Operating Expenses

Depreciation and amortization expenses increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, because of the eight properties acquired during 2012 and a full year of depreciation for properties acquired in 2011.

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

Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, as a result of costs incurred related to the eight properties acquired during 2012 coupled with costs incurred for other potential acquisitions, partially offset by an out of period adjustment of $250,000 recorded during the year ended December 31, 2011, related to the acquisition of the property in Orange City, Iowa in December 2010.

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

Other Income and Expense

Interest expense increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011. This increase was primarily a result of interest on the $124.4 million of mortgage debt assumed and issued during 2012, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during 2012.

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

Net (Loss) Income Available to Common Stockholders

Net (loss) income available to common stockholders decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily because of increased interest expense, increased depreciation expense, and increased distributions to our preferred stockholders from the issuance of our Term Preferred Stock, partially offset by an increase in rental income earned from the eight properties acquired in 2012.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our New Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at December 31, 2013, was $25.6 million, including $8.5 million in cash and cash equivalents and an available borrowing capacity of $17.1 million under our New Line of Credit.

Future Capital Needs

We actively seek conservative investments that are likely to produce income to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial, commercial and retail real property, make mortgage loans, or pay down outstanding borrowings under our New Line of Credit. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and on borrowings under our New Line of Credit, and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and borrowings under our New Line of Credit and fund our current operating costs in the near term. Additionally, to satisfy our short-term obligations, we may request credits to our management fees that are issued from our Adviser, although our Adviser is under no obligation to provide any such credits, either in whole or in part. Historically, our Adviser has provided such partial credits to our management fees on a quarterly basis. We further believe that our cash flow from operations coupled with the financing capital available to us in the future are sufficient to fund our long-term liquidity needs.

Equity Capital

During 2013, we raised $77.2 million of common equity in three follow-on public offerings, or $73.1 million in net proceeds, at a weighted average share price of $18.62. We also raised $7.8 million of common equity under our ATM Program, or $7.7 million in net proceeds, at an average share price of $18.72. Furthermore, we raised $2.6 million in net proceeds of senior common equity. We used these proceeds to acquire additional real estate and repay a portion of the outstanding balance of the New Line of Credit, with the remainder used for general corporate and working capital needs.

As of today, we have the ability to raise up to $273.6 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-190931), or the Universal Shelf, in one or more future public offerings. Of the $273.6 million of available capacity under our Universal Shelf, $11.0 million of common stock is reserved for additional sales under our ATM Program and $48.2 million is reserved for sales of our senior common stock.

Debt Capital

As of December 31, 2013, we had mortgage notes payable in the aggregate principal amount of $421.9 million, collateralized by a total of 70 properties with terms at issuance ranging from 4 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2013 was 5.4%.

The CMBS market has returned; see the discussion in “Business Environment” above. Specifically, we continue to see banks and other non-bank lenders willing to issue 10-year mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and CMBS.

We have mortgage debt in the aggregate principal amount of $24.8 million payable during 2014 and $42.4 million payable during 2015. The 2014 principal amounts payable include both amortizing principal payments and a balloon principal payment due in June 2014 of $17.5 million. We are currently in conversations with the lender in advance of the maturity in June 2014. We intend to pay the 2014 debt amortization payments from operating cash flow and borrowings under our New Line of Credit.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2013, was $19.9 million, as compared to net cash provided by operating activities of $23.4 million for the year ended December 31, 2012. This decrease was primarily a result of a decrease in our account payables coupled with the loss of rental income from vacancies in our portfolio, partially offset by an increase in rental income received from the properties acquired in 2013. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our New Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2013, was $137.1 million, which primarily consisted of the acquisition of seven properties, the expansion at another property and tenant improvements performed at certain of our properties during the year ended December 31, 2013, as compared to net cash used in investing activities during the year ended December 31, 2012, of $92.0 million, which primarily consisted of the acquisition of eight properties, coupled with tenant improvements performed at certain of our properties and net payments to our lenders for reserves.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2013, was $120.2 million, which primarily consisted of proceeds from the sale of common stock and proceeds from the issuance of mortgage notes payable, partially offset by the increase in distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the year ended December 31, 2012, was $70.8 million, which primarily consisted of proceeds from the sale of our Term Preferred Stock and proceeds from the issuance of mortgage notes payable, partially offset by distributions paid to our stockholders, principal repayments on mortgage notes payable and net repayments on our Prior Line of Credit.

Line of Credit

In August 2013, we procured the $60.0 million New Line of Credit, with Keybank National Association serving as a revolving lender, a letter of credit issuer and an administrative agent and Citizens Bank of Pennsylvania as an additional lender. Commerica Bank was subsequently added as an additional lender in December 2013. The New Line of Credit initially matures in August 2016; however, we have a one-year extension option subject to the payment of an extension fee equal to 25 basis points on the initial maturity date and certain other customary conditions. The New Line of Credit replaced the Credit Agreement, dated as of December 28, 2010 with Capital One, N.A., as administrative agent, and the other lenders party thereto, or the Prior Line of Credit. The Prior Line of Credit provided for a senior secured revolving credit facility in the amount of $75.0 million and was originally scheduled to mature on December 28, 2013.

The New Line of Credit has a letter of credit sublimit of up to $20.0 million. In addition, we may expand the New Line of Credit up to a total of $75.0 million upon satisfaction of certain conditions and payment of the associated up front and arrangement fees at the time of such increase. The interest rate per annum applicable to the New Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.25%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the New Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of $0.03 million per year and an unused commitment fee of 25 basis points per year, which accrues quarterly. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 100% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under the New Line of Credit is based on a percentage of the value of a pool of unencumbered properties, which must meet agreed upon eligibility standards.

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

As of December 31, 2013, there was $24.4 million outstanding under our New Line of Credit at an interest rate of approximately 3.4% and $10.3 million outstanding under letters of credit at a weighted average interest rate of 3.4%. As of February 18, 2014, the maximum additional amount we could draw was $20.1 million. Our ability to increase the availability under our New Line of Credit is dependent upon us adding additional properties to the unencumbered pool, which must meet predetermined eligibility standards. We were in compliance with all covenants under the New Line of Credit as of December 31, 2013.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$484,779	$24,830	$155,525	$124,566	$179,858
Interest on Debt Obligations (2)	127,549	24,671	44,904	22,119	35,855
Operating Lease Obligations (3)	6,992	413	826	833	4,920
Purchase Obligations (4)	5,675	5,675	—	—	—

Total	$624,995	$55,589	$201,255	$147,518	$220,633

(1)	Debt obligations represent borrowings under our New Line of Credit, which represents $24.4 million of the debt obligation due in 2016, mortgage notes payable that were outstanding as of December 31, 2013, and amounts due to the holders of our Term Preferred Stock.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our New Line of Credit, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our New Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of December 31, 2013.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, and Springfield, Missouri properties.
(4)	Purchase obligations consist of $5.3 million in 2014 to fund the expansion of the premises in our Canton, NC property, and tenant improvements at four properties

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our New Line of Credit is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into a derivative contract with Wells Fargo to cap interest rates for the variable rate note payable on our Champaign, Illinois property. We paid a fee of $0.03 million to cap LIBOR rates at 3.0%, to limit our exposure to interest rates on this note payable.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2013, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of December 31, 2013. As of December 31, 2013, our effective average LIBOR was 0.17%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income

1% Increase to LIBOR	$310	$(310)
2% Increase to LIBOR	619	(619)
3% Increase to LIBOR	898	(898)

As of December 31, 2013, the fair value of our mortgage debt outstanding was $421.8 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2013, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $20.5 million and $15.1 million, respectively.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 18, 2014

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Commercial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Gladstone Commercial Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

February 18, 2014

Gladstone Commercial Corporation

Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2013	December 31, 2012

ASSETS
Real estate, at cost	$642,353	$533,753
Less: accumulated depreciation	81,241	65,730

Total real estate, net	561,112	468,023

Lease intangibles, net	79,632	57,254
Cash and cash equivalents	8,546	5,546
Restricted cash	5,051	2,935
Funds held in escrow	8,653	7,591
Deferred rent receivable, net	18,905	15,124
Deferred financing costs, net	6,840	6,569
Other assets	1,786	1,737

TOTAL ASSETS	$690,525	$564,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$422,602	$359,185
Borrowings under line of credit	24,400	25,000
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	38,500	38,500
Deferred rent liability, net	6,015	5,379
Asset retirement obligation liability	3,884	3,755
Accounts payable and accrued expenses	2,359	4,715
Due to Adviser and Administrator (1)	1,360	1,175
Other liabilities	8,259	4,705

Total Liabilities	$507,379	$442,414

Commitments and contingencies (2)

STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 374,484 and 179,511 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 15,662,414 and 11,083,584 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	16	11
Additional paid in capital	298,751	215,470
Notes receivable - employee	(375)	(410)
Distributions in excess of accumulated earnings	(115,248)	(92,708)

Total Stockholders’ Equity	183,146	122,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$690,525	$564,779

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 7 “Commitments and Contingencies”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	For the year ended December 31,
	2013	2012	2011
Operating revenues
Rental income	$59,769	$50,915	$43,632
Tenant recovery revenue	1,574	355	344

Total operating revenues	61,343	51,270	43,976

Operating expenses
Depreciation and amortization	22,827	16,831	14,149
Property operating expenses	3,348	1,588	986
Acquisitions related expense	768	949	700
Base management fee (1)	2,014	1,467	1,629
Incentive fee (1)	4,201	3,569	3,398
Administration fee (1)	1,467	1,118	1,024
General and administrative	1,655	1,594	1,497

Total operating expenses before credit to incentive fee	36,280	27,116	23,383

Credit to incentive fee (1)	(3,457)	(2,221)	(2,113)

Total operating expenses	32,823	24,895	21,270

Other income (expense)
Interest expense	(24,351)	(20,226)	(17,076)
Distributions attributable to Series C mandatorily redeemable preferred stock	(2,743)	(2,515)	—
Other income	101	127	84

Total other expense	(26,993)	(22,614)	(16,992)

Net income	1,527	3,761	5,714

Distributions attributable to Series A and B preferred stock	(4,094)	(4,093)	(4,094)
Distributions attributable to senior common stock	(300)	(113)	(62)

Net (loss) income available to common stockholders	$(2,867)	$(445)	$1,558

Earnings per weighted average share of common stock - basic & diluted
(Loss) income from continuing operations (net of dividends attributable to preferred stock)	$(0.22)	$(0.04)	$0.15

Net (loss) income available to common stockholders	$(0.22)	$(0.04)	$0.15

Weighted average shares of common stock outstanding
Basic	13,164,244	10,953,325	10,236,859

Diluted	13,164,244	10,953,325	10,288,711

Earnings per weighted average share of senior common stock	$1.04	$1.06	$1.05

Weighted average shares of senior common stock outstanding - basic	287,178	106,721	59,258

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands)

						Distributions in
				Capital in	Notes	Excess of	Total
	Preferred	Senior Common	Common	Excess of	Receivable	Accumulated	Stockholders’
	Stock	Stock	Stock	Par Value	from Employees	Earnings	Equity
Balance at December 31, 2010	$2	$—	$9	$174,261	$(963)	$(61,934)	$111,375

Issuance of common stock, net	—	—	2	37,292	—	—	37,294

Repayment of principal on employee notes receivable	—	—	—	—	541	—	541

Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(19,610)	(19,610)

Net income	—	—	—	—	—	5,714	5,714

Balance at December 31, 2011	$2	$—	$11	$211,553	$(422)	$(75,830)	$135,314

Issuance of senior common stock and common stock, net	—	—	—	3,917	—	—	3,917

Repayment of principal on employee notes receivable	—	—	—	—	12	—	12

Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(20,639)	(20,639)

Net income	—	—	—	—	—	3,761	3,761

Balance at December 31, 2012	$2	$—	$11	$215,470	$(410)	$(92,708)	$122,365

Issuance of senior common stock and common stock, net	—	—	5	83,281	—	—	83,286

Repayment of principal on employee notes receivable	—	—	—	—	35	—	35

Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(24,067)	(24,067)

Net income	—	—	—	—	—	1,527	1,527

Balance at December 31, 2013	$2	$—	$16	$298,751	$(375)	$(115,248)	$183,146

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the year ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$1,527	$3,761	$5,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,827	16,831	14,149
Amortization of deferred financing costs	1,780	1,502	918
Amortization of deferred rent asset and liability, net	(333)	(772)	(616)
Amortization of discount and premium on assumed debt	(171)	9	94
Asset retirement obligation expense	129	168	157
Increase in other assets	(399)	(211)	(142)
Increase in deferred rent liability	—	2,510	1,626
Increase in deferred rent receivable	(3,700)	(2,144)	(1,394)
(Decrease) increase in accounts payable, accrued expenses, and amount due Adviser and Administrator	(2,171)	2,746	(504)
Increase (decrease) in other liabilities	1,437	743	(340)
Leasing commissions paid	(1,041)	(1,738)	(6)

Net cash provided by operating activities	19,885	23,405	19,656

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(131,188)	(82,239)	(42,681)
Improvements of existing real estate	(5,176)	(5,557)	(1,844)
Receipts from lenders for funds held in escrow	5,545	1,959	1,911
Payments to lenders for funds held in escrow	(6,606)	(5,463)	(3,376)
Receipts from tenants for reserves	6,085	2,870	2,205
Payments to tenants from reserves	(3,949)	(2,543)	(2,031)
Increase in restricted cash	(2,117)	(461)	(185)
Deposits on future acquisitions	(2,375)	(550)	—
Deposits applied against real estate investments	2,725	—	—

Net cash used in investing activities	(137,056)	(91,984)	(46,001)

Cash flows from financing activities:
Proceeds from issuance of equity	88,121	4,191	39,707
Offering costs	(4,963)	(300)	(2,412)
Proceeds from issuance of mandatorily redeemable preferred stock	—	38,500	—
Borrowings under mortgage notes payable	79,995	99,455	20,052
Payments for deferred financing costs	(2,051)	(4,598)	(1,065)
Principal repayments on mortgage notes payable	(16,407)	(52,285)	(6,311)
Principal repayments on employee notes receivable	35	12	542
Borrowings from line of credit	75,400	41,800	58,474
Repayments on line of credit	(76,000)	(35,500)	(66,774)
(Decrease) increase in security deposits	(19)	134	9
Distributions paid for common, senior common and preferred stock	(23,940)	(20,613)	(19,610)

Net cash provided by financing activities	120,171	70,796	22,612

Net increase (decrease) in cash and cash equivalents	3,000	2,217	(3,733)

Cash and cash equivalents, beginning of period	5,546	3,329	7,062

Cash and cash equivalents, end of period	$8,546	$5,546	$3,329

Cash paid during year for interest	$26,679	$21,239	$17,076

Increase in asset retirement obligation	$—	$298	$69

Fixed rate debt assumed in connection with acquisitions	$—	$24,926	$11,921

Fixed asset additions in accounts payable	$350	$—	$—

Senior common dividend issued in the dividend reinvestment program	$126	$26	$—

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

Out of Period Adjustment

During 2011, the Company recorded adjustments to due diligence expense, depreciation and amortization expense and to certain balance sheet accounts in connection with the property the Company acquired in December 2010. As a result of these errors, the Company understated net income by $0.3 million for the year ended December 31, 2010, or $0.03 per share. The Company concluded that these adjustments were not material to the 2010 results of operations nor the 2011 results. As such, these adjustments were recorded during 2011.

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

Reclassifications

Certain line items on the consolidated statements of operations and consolidated statements of cash flows from prior year’s financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

Real Estate and Lease Intangibles

We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the estimated useful life or 39 years for buildings and improvements, 5 to 20 years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification, or ASC, 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition. Other of our acquisitions involve the acquisition of properties that are already being operated as rental property, which we will generally consider to be a business combination under ASC 805. Business combination guidance is generally applicable to us when properties are acquired with leases in place at the time of acquisition. When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt assumed and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to the acquisition be expensed as incurred, rather than capitalized into the cost of the acquisition.

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

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $15.5 million, $11.9 million, and $10.1 million for the years ended December 31, 2013, 2012, and 2011, respectively

Above-market and below-market in-place lease fair values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and

(ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.3 million, for each of the years ended December 31, 2013, 2012, and 2011, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases including any below market renewal periods. Total amortization related to below-market lease values was $0.6 million, $1.1 million, and $1.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

The value of in-place leases and lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values would be charged to rental income and the unamortized portion of in-place lease values, lease origination costs and customer relationship intangibles will be immediately charged to amortization expense. Total amortization expense related to these intangible assets and liabilities was $7.3 million, $4.9 million, and $4.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Impairment

We account for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists or that depreciation periods should be modified. If circumstances indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate, whether there are indications that the fair value of the real estate has decreased and our intended holding period of the property. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

We evaluate our entire portfolio of properties each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. We performed this evaluation and analysis and concluded that none of our properties were impaired as of December 31, 2013; however, we determined that properties located in South Hadley, Massachusetts and Roseville, Minnesota are at risk to become impaired in the future. We recently extended the lease on the property in South Hadley Massachusetts for one year, and it now expires in January 2015. There is a possibility we may have to impair this property in 2014 if we do not negotiate another lease extension on this building or find a replacement tenant.

Our property in Roseville, Minnesota remains partially vacant. We are currently working to re-tenant this building; however, if we do not secure a tenant in the near term there is a possibility we may have to impair this property in 2014.

We will continue to monitor our portfolio for any other indicators of impairment. There have been no impairments recognized on our real estate assets since inception.

Cash and Cash Equivalents

We consider cash equivalents to be short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. At times, the balance of our cash and cash equivalents may exceed federally insurable limits.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $2.1 million, $4.6 million, and $1.1 million for deferred financing costs during the years ended December 31, 2013, 2012, and 2011, respectively. The decrease in payments incurred during the year ended December 31, 2013 was primarily related to the issuance of our 7.125% Series C Cumulative Term Preferred Stock in January 2012, or the Term Preferred Stock, discussed in further detail in Note 6 “Mandatorily Redeemable Preferred Stock.” Total amortization expense related to deferred financing costs is included in interest expense and was $1.8 million, $1.5 million, and $0.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2013, 2012 and 2011, we did not record any uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted over the life of the leases for the respective properties. There were no liabilities accrued during the year ended December 31, 2013. There were $0.3 million and $0.1 million in liabilities accrued in connection with acquisitions for the years ended December, 2012 and 2011, respectively. We recorded expenses of $0.1 million, $0.2 million, and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.2 million and the discount rates used in the calculations range from 2.5% to 7.6%. We do not expect to make any payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income

For the years ended December 31, 2013, 2012, and 2011, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The management and administrative services and fees under the Advisory and Administration Agreements are described below. At December 31, 2013 and 2012, $1.4 million and $1.2 million, respectively, was collectively due to our Adviser and Administrator.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders’ equity, less the recorded value of any preferred stock, or common stockholders’ equity, and an incentive fee based on funds from operations, or FFO. For the years ended December 31, 2013, 2012, and 2011, we recorded a base management fee of $2.0 million, $1.5 million, and $1.6 million, respectively.

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

For the years ended December 31, 2013, 2012, and 2011, we recorded an incentive fee of $4.2 million, $3.6 million, and $3.4 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $3.5 million, $2.2 million, and $2.1 million, respectively, resulting in a net incentive fee for the years ended December 31, 2013, 2012, and 2011, of $0.7 million, $1.4 million, and $1.3 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the years ended December 31, 2013, 2012, and 2011, in order to support the current level of distributions to our stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary and their respective staffs. Our allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the years ended December 31, 2013, 2012, and 2011, we recorded an administration fee of $1.5 million, $1.1 million, and $1.0 million, respectively.

Gladstone Securities

Gladstone Securities, LLC, or Gladstone Securities, is a privately held broker dealer registered with The Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.

Dealer Manager Agreement

In connection with the offering of our senior common stock (see Note 8, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of senior common stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of senior common stock sold. Gladstone Securities, in its sole and absolute discretion, may re-allocate all of its selling commissions attributable to a participating broker-dealer and may also re-allocate a portion of its dealer manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we have agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.3 million, $0.2 million, and $0.005 million of payments during the years ended December 31, 2013, 2012, and 2011 respectively, to Gladstone Securities pursuant to this agreement, which are reflected as a component of senior common stock costs in the statement of stockholders’ equity. The Dealer Manager Agreement currently is scheduled to terminate on the earlier of (i) March 28, 2015 or (ii) the date on which 3,000,000 shares of Senior Common Stock are sold pursuant to the Dealer Manager Agreement.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We will pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.5% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million during the year ended December 31, 2013, which are reflected as deferred financing costs in the consolidated balance sheet, on total mortgages secured of $76.3 million, or 0.18%. The agreement is scheduled to terminate on August 31, 2014, unless renewed or earlier terminated pursuant to the provisions contained therein.

3. Earnings (Loss) per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2013, 2012, and 2011. We computed basic earnings (loss) per share for the years ended December 31, 2013, 2012 and 2011 using the weighted average number of shares outstanding during the periods. Diluted earnings (loss) per share for the years ended December 31, 2013, 2012 and 2011, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2013	2012	2011

Calculation of basic earnings per share of common stock:

Net (loss) income available to common stockholders	$(2,867)	$(445)	$1,558

Denominator for basic weighted average shares of common stock	13,164,244	10,953,325	10,236,859

Basic (loss) earnings per share of common stock	$(0.22)	$(0.04)	$0.15

Calculation of diluted earnings per share of common stock:

Net (loss) income available to common stockholders	$(2,867)	$(445)	$1,558
Add: Income impact of assumed conversion of senior common stock (1)	—	—	62

Net (loss) income available to common stockholders plus assumed conversions	$(2,867)	$(445)	$1,620

Denominator for basic weighted average shares of common stock	13,164,244	10,953,325	10,236,859
Effect of convertible senior common stock (1)	—	—	51,852

Denominator for diluted weighted average shares of common stock	13,164,244	10,953,325	10,288,711

Diluted (loss) earnings per share of common stock	$(0.22)	$(0.04)	$0.15

(1)	The convertible senior common stock was excluded from the calculation of diluted earnings per share for the years ended December 31, 2013 and December 31, 2012, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012
Real estate:
Land	$79,153	$69,126
Building and improvements	527,230	442,451
Tenant improvements	35,970	22,176
Accumulated depreciation	(81,241)	(65,730)

Real estate, net	$561,112	$468,023

2013 Real Estate Activity

During the year ended December 31, 2013, we acquired seven properties and completed an expansion of one property, which are summarized below (dollars in thousands):

Location	Acquisition/ Expansion Date	Square Footage	Lease Term	Renewal Options	Total Purchase/ Expansion Price	Acquistion Expenses	Annualized Straight Line Rent	Debt Issued

Egg Harbor Township, NJ	3/28/2013	29,257	10 years	1 (5 years)	$5,650	$152	$490	$3,700

Clintonville, WI (1)	4/11/2013	102,400	15 years	N/A	3,250	N/A	961	—

Vance, AL	5/9/2013	170,000	10 years	2 (5 years)	13,388	186	1,173	—

Blaine, MN	5/10/2013	92,275	7 years	2 (5 years)	14,450	79	1,475	8,200

Austin, TX	7/9/2013	320,000	7 years	3 (3 years)	57,000	155	4,641	35,300

Allen, TX	7/10/2013	115,200	9 years	2 (5 years)	15,150	81	1,478	8,900

Englewood, CO	12/11/2013	99,797	8 years	2 (5 years)	18,250	66	1,497	11,315

Novi, MI	12/27/2013	156,200	10 years	1 (5 years)	7,300	42	684	4,380

Total		1,085,129			$134,438	$761	$12,399	$71,795

(1)	The Clintonville, WI property was originally acquired in November 2005 for $5.3 million. After the expansion was completed in April 2013, the total investment in the property is $8.6 million.

In accordance with ASC 805, we determined the fair value of the acquired assets and assumed liabilities related to the seven properties acquired during the year ended December 31, 2013 as follows (dollars in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Total Purchase Price

Egg Harbor Township, NJ	$1,627	$2,735	$282	$558	$189	$259	$—	$—	$5,650
Vance, AL	457	9,721	808	1,097	678	627	—	—	13,388
Blaine, MN	1,060	9,347	1,172	1,361	694	816	—	—	14,450
Austin, TX	2,330	37,207	6,814	6,118	1,906	3,793	—	(1,168)	57,000
Allen, TX	2,699	5,758	2,187	1,525	1,146	1,499	336	—	15,150
Englewood, CO	1,503	9,889	1,850	2,036	1,178	1,850	—	(56)	18,250
Novi, MI	352	5,354	272	663	434	225	—	—	7,300

	$10,028	$80,011	$13,385	$13,358	$6,225	$9,069	$336	$(1,224)	$131,188

Below is a summary of the total revenue and earnings recognized on the seven properties acquired during the year ended December 31, 2013 (dollars in thousands):

		For the year ended December 31,
		2013
Location	Acquisition Date	Rental Revenue	Earnings (1)

Egg Harbor Township, NJ	3/28/2013	$373	$209
Vance, AL	5/9/2013	757	363
Blaine, MN	5/10/2013	947	424
Austin, TX	7/9/2013	2,299	655
Allen, TX	7/10/2013	685	300
Englewood, CO	12/11/2013	85	25
Novi, MI	12/27/2013	9	5

		$5,155	$1,981

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Pro Forma

We acquired seven properties during the year ended December 31, 2013, eight properties during the year ended December 31, 2012, and seven properties during the year ended December 31, 2011. The following table reflects pro-forma consolidated statements of operations as if the properties were acquired as of the beginning of the previous period. The pro-forma earnings for the years ended December 31, 2013, 2012 and 2011 were adjusted assume that acquisition-related costs were incurred as of the beginning of the previous period (dollars in thousands, except per share data):

	For the year ended December 31,
	2013	2012	2011
	(unaudited)

Operating Data:
Total operating revenue	$67,818	$68,940	$56,954
Total operating expenses	(36,979)	(37,457)	(29,013)
Other expenses	(29,283)	(28,754)	(21,797)

Net income	1,556	2,729	6,144
Dividends attributable to preferred and senior common stock	(4,394)	(4,206)	(4,156)

Net (loss) income available to common stockholders	$(2,838)	$(1,477)	1,988

Share and Per Share Data:
Basic (loss) earnings per share of common stock	$(0.22)	$(0.13)	$0.19
Diluted (loss) earnings per share of common stock	$(0.22)	$(0.13)	$0.19
Weighted average shares outstanding-basic	13,164,244	10,953,325	10,236,859
Weighted average shares outstanding-diluted	13,164,244	10,953,325	10,288,711

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

On April 10, 2013, we extended the lease with the tenant occupying our property located in Canton, Ohio. The lease covering this property was extended for an additional 10 years, through January 2024. The lease was originally set to expire in January 2014. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.3 million. In connection with the extension of the lease and the modification of certain terms under the lease, we provided a tenant allowance of $0.5 million.

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

On July 17, 2013, we executed a lease with a tenant to occupy our previously vacant property located in Hazelwood, Missouri. The lease commenced on August 1, 2013 and expires in May 2023. The tenant has two options to purchase the property: one option in March 2017 and the other option in May 2023. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.1 million in leasing commissions and $0.3 million in tenant improvements.

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

On November 11, 2013, we amended the lease with the tenant occupying our property located in Canton, North Carolina. The amended lease provided that we construct an expansion to the premises of approximately 150,000 rentable square feet. The term of the lease will be extended so that after substantial completion of the expansion, the term remaining under the lease is 20 years. The lease was originally set to expire in July 2024. During the extended term of the lease, rent shall be equal to our incurred construction costs times 9.25% per annum, and subject to a 2% rental increase per year.

2012 Real Estate Activity

During the year ended December 31, 2012, we acquired eight properties, which are summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage	Lease Term	Renewal Options	Total Purchase Price	Acquistion Expenses	Annualized Straight Line Rent	Debt Issued / Assumed

Ashburn, VA	1/25/2012	52,130	15 years	2 (5 years each)	$10,775	$102	$989	N/A
Ottumwa, IA	5/30/2012	352,860	11.5 years	3 (5 years each)	7,100	49	684	5,000
New Albany, OH	6/5/2012	89,000	10.5 years	2 (5 years each)	13,333	196	1,361	N/A
Columbus, GA	6/21/2012	32,000	11.5 years	2 (5 years each)	7,320	71	656	4,750
Columbus, OH	6/28/2012	31,293	10 years	N/A	4,037	66	342	N/A
Jupiter, FL	9/26/2012	60,000	10.5 years	2 (5 years each)	15,500	61	1,372	10,758	(1)
Fort Worth, TX	11/8/2012	208,234	14 years	N/A	19,950	128	1,628	14,168	(1)
Columbia, SC	11/21/2012	146,483	10 years	3 (5 years each)	29,150	105	2,614	19,000

Total		972,000			$107,165	$778	$9,646	$53,676

(1)	Debt assumed as part of acquisition.

In accordance with ASC 805, we determined the fair value of acquired assets related to the eight properties acquired during the year ended December 31, 2012 as follows (dollars in thousands):

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

Below is a summary of the total revenue and earnings recognized on the eight properties acquired during the year ended December 31, 2012 (dollars in thousands):

		For the Year Ended December 31,
		2012
Location	Acquisition Date	Rental Revenue	Earnings (1)

Ashburn, VA	1/25/2012	$925	$555
Ottumwa, IA	5/30/2012	408	200
New Albany, OH	6/5/2012	776	445
Columbus, GA	6/21/2012	346	186
Columbus, OH	6/28/2012	168	65
Jupiter, FL	9/26/2012	362	191
Fort Worth, TX	11/8/2012	240	118
Columbia, SC	11/21/2012	282	123

		$3,507	$1,883

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2014	$62,160
2015	59,885
2016	56,004
2017	54,332
2018	52,527
Thereafter	286,016

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay property taxes on the respective properties in the event the tenants fail to pay them. The total annual property taxes for all properties owned by us as of December 31, 2013, were $10.8 million.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class (in thousands):

	December 31, 2013		December 31, 2012
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization

In-place leases	$47,442	$(15,158)	$34,085	$(12,125)
Leasing costs	31,339	(9,323)	24,071	(7,103)
Customer relationships	35,739	(10,407)	26,671	(8,345)

	$114,520	$(34,888)	$84,827	$(27,573)

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2013 and 2012, respectively, were as follows:

Intangible Assets & Liabilities	2013	2012
In-place leases	8.9	11.2
Leasing costs	8.9	11.2
Customer relationships	13.7	14.6
Above market leases	8.8	10.1
Below market leases	7.5	11.3

All intangible assets & liabilities	10.0	12.1

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Estimated Amortization Expense
2014	$10,490
2015	9,903
2016	9,075
2017	8,898
2018	8,330
Thereafter	32,936

5. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit as of December 31, 2013 and December 31, 2012 are summarized below (dollars in thousands):

				Principal Balance Outstanding
Date of Issuance/ Assumption	Principal Maturity Date	Stated Interest Rate at December 31, 2013 (1)		December 31, 2013	December 31, 2012

02/21/06	06/30/14	5.20%		$17,455	$17,930
08/25/05	09/01/15	5.33%		19,664	20,074
09/12/05	09/01/15	5.21%		11,593	11,821
09/06/07	12/11/15	5.81%		4,052	4,141
12/21/05	01/08/16	5.71%		17,816	18,155
03/29/06	04/01/16	5.92%		16,434	16,669
04/27/06	05/05/16	6.58%		12,696	13,080
08/29/08	06/01/16	6.80%		5,687	5,866
06/20/11	06/30/16	6.08%		11,164	11,341
11/22/06	12/01/16	5.76%		13,324	13,558
11/26/13	12/01/16	LIBOR +2.15	%(2)	8,200	—
12/22/06	01/01/17	5.79%		20,376	20,731
02/08/07	03/01/17	6.00%		13,775	13,775
06/05/07	06/08/17	6.11%		13,999	14,163
10/15/07	11/08/17	6.63%		14,848	15,072
09/26/12	07/01/18	5.75%		10,478	10,707
11/18/11	11/01/18	4.50%		4,155	4,256
12/06/11	12/06/19	6.00%		8,031	8,272
10/28/11	11/01/21	6.00%		6,938	7,068
04/05/12	05/01/22	6.10%		18,467	18,821
06/21/12	07/06/22	5.05%		4,608	4,712
08/03/12	07/31/22	5.00%		2,911	2,979
07/24/12	08/01/22	5.60%		9,361	9,661
10/01/12	10/01/22	4.86%		33,133	33,888
11/21/12	12/06/22	4.04%		18,525	19,000
03/28/13	04/06/23	4.16%		3,638	—
07/03/13	08/01/23	5.00%		8,163	—
07/10/13	08/01/23	4.20%		8,852	—
07/09/13	08/06/23	4.81%		35,093	—
12/27/13	01/01/24	5.28%		4,380	—
12/15/10	12/10/26	6.63%		9,496	9,983
05/16/12	12/31/26	4.30%		2,829	2,897
11/08/12	02/01/27	5.69%		13,864	14,145
05/30/12	05/10/27	6.50%		4,653	4,883
06/27/12	07/01/29	5.10%		1,905	1,984
12/18/13	01/06/39	4.74%		11,315	—
02/21/06	12/01/13	5.91%		—	8,658

Contractual Mortgage Notes Payable:				$421,878	$358,290

Premiums and (Discounts), net:				724	895

Total Mortgage Notes Payable:				$422,602	$359,185

Variable-Rate Line of Credit:
08/07/13	08/07/16	LIBOR +3.25%		$24,400	$25,000

Total Mortgage Notes Payable and Line of Credit				$447,002	$384,185

(1)	The weighted average interest rate on all debt outstanding at December 31, 2013, was approximately 5.31%.
(2)	At December 31, 2013, one month LIBOR was approximately 0.17%.

Mortgage Notes Payable

As of December 31, 2013, we had 36 mortgage notes payable, collateralized by a total of 70 properties and the net book value of these collateralized properties was $561.5 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of December 31, 2013 was 5.4%.

During the year ended December 31, 2013, we issued seven long-term mortgages, which are summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Borrowings	Interest Rate	Maturity Date

3/28/2013	Citigroup Global Markets Realty Corp.	$3,700	4.16%	4/6/2023

7/3/2013	Prudential Mortgage Capital Company LLC	8,200	5.00%	8/1/2023

7/9/2013	Cantor Commercial Real Estate Lending	35,300	4.81%	8/6/2023

7/10/2013	Synovus Bank	8,900	4.20%	8/1/2023

11/26/2013	Wells Fargo	8,200	LIBOR +2.15%	12/1/2016

12/18/2013	Guggenheim Partners	11,315	4.74%	1/6/2039

12/27/2013	Key Bank	4,380	5.28%	1/1/2024

		$79,995

Scheduled principal payments of mortgage notes payable for the each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2014	$24,830
2015	42,415
2016	88,709
2017	66,749
2018	19,317
Thereafter	179,858

$421,878

Refinancing

On November 26, 2013, through a wholly-owned subsidiary, we refinanced our mortgage at our Champaign, Illinois property which was originally set to mature on December 1, 2013. We borrowed $8.2 million pursuant to a long-term note payable from Wells Fargo. The new loan is variable rate, in which the interest rate resets monthly and is calculated as the one month London Interbank Offered Rate, or LIBOR, plus a margin of 2.15%. The LIBOR rate is subject to a floor of 0.5% per annum, and minimum interest on this note is 2.65%. The new note has a maturity date of December 1, 2016, with four, one-year extension options at the behest of the borrower. We simultaneously entered into an interest rate cap with Wells Fargo to hedge against the variability of the LIBOR rate, at a cost of approximately $0.03 million through December 1, 2016. We will receive payments from Wells Fargo if the one month LIBOR rate increases above 3.0%.

Interest Rate Cap

We have entered into an interest rate cap agreement with Wells Fargo that caps the interest rate on the note payable for our Champaign, Illinois property. The agreement provides that the interest rate on the note payable for our Champaign, Illinois property is capped at a certain interest rate when one-month LIBOR is in excess of 3.0%. The fair value of the interest rate cap agreement is recorded in other assets on our accompanying Consolidated Balance Sheets. We record changes in the fair value of the interest rate cap agreement quarterly based on the current market valuations at quarter end as other income (loss) on our accompanying Consolidated Statements of Operations. Generally, we will estimate the fair value of our interest rate cap using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2013, our interest rate cap agreement was valued using Level 3 inputs. The following table summarizes the key terms of each interest rate cap agreement (dollars in thousands):

					As of December 31, 2013
Interest Rate Cap	Notional Amount	LIBOR Cap	Effective Date	Maturity Date	Cost	Fair Value
November 26, 2013	$8,200	3.00%	December 31, 2013	December 1, 2016	$31	$22

Fair Value

The fair value of all mortgage notes payable outstanding as of December 31, 2013, was $421.8 million, as compared to the carrying value stated above of $421.9 million. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Line of Credit

In August 2013, we procured a new $60.0 million senior unsecured revolving credit facility, or the New Line of Credit, with Keybank National Association serving as a revolving lender, a letter of credit issuer and an administrative agent and Citizens Bank of Pennsylvania as an additional lender. On December 16, 2013, Comerica Bank was also added as an additional lender. The New Line of Credit initially matures in August 2016; however, we have a one-year extension option subject to the payment of an extension fee equal to 25 basis points on the initial maturity date and certain other customary conditions. The New Line of Credit replaced the Credit Agreement, dated as of December 28, 2010 with Capital One, N.A., as administrative agent, and the other lenders party thereto, or the Prior Line of Credit. The Prior Line of Credit provided for a senior secured revolving credit facility in the amount of $75.0 million and was originally scheduled to mature on December 28, 2013.

The New Line of Credit has a letter of credit sublimit of up to $20.0 million. In addition, we may expand the New Line of Credit up to a total of $75.0 million upon satisfaction of certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a party to the New Line of Credit, to provide such increased amounts and payment of the associated up front and arrangement fees at the time of such increase. The interest rate per annum applicable to the New Line of Credit is equal to the LIBOR plus an applicable margin of up to 3.25%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the New Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of $0.03 million per year and an unused commitment fee of 25 basis points per year, which accrues quarterly. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 100% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under the New Line of Credit is based on a percentage of the value of a pool of unencumbered properties which must meet agreed upon eligibility standards.

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

As of December 31, 2013, there was $24.4 million outstanding under our New Line of Credit at an interest rate of approximately 3.4% and $10.3 million outstanding under letters of credit at a weighted average interest rate of 3.4%. As of December 31, 2013, the maximum additional amount we could draw was $17.1 million. We were in compliance with all covenants under the New Line of Credit as of December 31, 2013. The amount outstanding on the New Line of Credit as of December 31, 2013 approximates fair value, because the debt is subject to a variable interest rate, determined by market forces, as well as a recently negotiated interest rate spread.

6. Mandatorily Redeemable Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share, or the Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million and were used to repay a portion of outstanding borrowings under our Line of Credit, for acquisitions of real estate and for working capital. The Term Preferred Stock is traded under the ticker symbol GOODN on the NASDAQ Global Select Market, or the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security of ours. Generally, we may not redeem shares of the Term Preferred Stock prior to January 31, 2016, except in limited circumstances to preserve our status as a REIT. On or after January 31, 2016, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. We incurred $1.8 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on the consolidated balance sheet and will be amortized over the redemption period ending January 31, 2017.

The Term Preferred Stock is recorded as liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the consolidated statements of operations.

The fair value of our Term Preferred Stock as of December 31, 2013, was $39.5 million, as compared to the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of December 31, 2013 of $25.65. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2013, are as follows (dollars in thousands):

		For the year ended December 31,
Location	Lease End Date	2014	2015	2016	2017	2018	2019	Thereafter

Tulsa, OK	Apr-21	$153	$153	$153	$153	$153	$153	$229
Dartmouth, MA	May-36	174	174	174	174	174	174	3,300
Springfield, MA	Feb-30	86	86	86	89	90	90	974

		$413	$413	$413	$416	$417	$417	$4,503

Expenses recorded in connection to rental expense incurred for the properties listed above during the years ended December 31, 2013, 2012, and 2011 were $0.4 million, $0.4 million, and $0.2 million, respectively. Rental expenses are reflected in property operating expenses on the consolidated statements of operations.

Tenant Improvements

We have committed to provide tenant improvement funding for certain properties. In addition, we have committed to provide financing to expand our building located in Canton, North Carolina. Future tenant improvement payments due on these properties as of December 31, 2013, are as follows (dollars in thousands):

			For the year ended December 31,
Location	Lease End Date		2014	2015	2016	2017	2018	2019	Thereafter

Canton, NC	Jul-24	(1)	$5,285	$—	$—	$—	$—	$—	$—
Concord Township, OH	Aug-34		150	—	—	—	—	—	—
Austin, TX	Jun-15		125	—	—	—	—	—	—
Roseville, MN	Dec-17		80	—	—	—	—	—	—
Hialeah, FL	Mar-27		35	—	—	—	—	—	—

			$5,675	$—	$—	$—	$—	$—	$—

(1)	Upon completion of expansion of this property, currently projected to be September of 2014, the lease will be extended for 20 years, through September 2034.

8. Stockholders’ Equity

Distributions

Our Board of Directors declared the following distributions per share for the years ended December 31, 2013, 2012, and 2011:

	For the year ended December 31,
	2013	2012		2011

Common Stock	$1.50	$1.50		$1.50
Senior Common Stock	1.05	1.05		1.05
Series A Preferred Stock	1.9374996	1.9374996		1.9374996
Series B Preferred Stock	1.8750	1.8750		1.8750
Series C Preferred Stock (1)	1.7813	1.6328	(1)	N/A	(1)

(1)	The Series C Preferred Stock was issued on January 31, 2012.

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. We had no capital gains during the last three years. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital

Common Stock
For the year ended December 31, 2011	16.62560%	83.37440%
For the year ended December 31, 2012	0.00000%	100.00000%
For the year ended December 31, 2013	18.32962%	81.67038%

Senior Common Stock
For the year ended December 31, 2011	100.00000%	0.00000%
For the year ended December 31, 2012	0.00000%	100.00000%
For the year ended December 31, 2013	100.00000%	0.00000%

Series A Preferred Stock
For the year ended December 31, 2011	100.00000%	0.00000%
For the year ended December 31, 2012	91.70830%	8.29170%
For the year ended December 31, 2013	100.00000%	0.00000%

Series B Preferred Stock
For the year ended December 31, 2011	100.00000%	0.00000%
For the year ended December 31, 2012	91.70830%	8.29170%
For the year ended December 31, 2013	100.00000%	0.00000%

Series C Preferred Stock
For the year ended December 31, 2011	N/A	N/A (1)
For the year ended December 31, 2012	91.70830%	8.29170%
For the year ended December 31, 2013	100.00000%	0.00000%

(1)	There was no Series C Preferred Stock outstanding during the year ended December 31, 2011.

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

On November 25, 2013, we completed a public offering of 1,377,500 shares of our common stock at a public offering price of $18.15 per share. On December 26, 2013, the underwriters partially exercised their option to purchase an additional 26,422 shares of common stock. Gross proceeds of the offering totaled $25.5 million and net proceeds, after deducting offering expenses borne by us, were $24.2 million, which we used to acquire real estate.

Ongoing Activity

We have an open market sale agreement, or the ATM Program, with Jefferies LLC, or Jefferies, under which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. During the year ended December 31, 2013, we raised approximately $7.8 million in gross proceeds under the ATM Program. As of December 31, 2013, we had sold a total of 762,478 shares with aggregate gross proceeds of $14.0 million, and have a remaining capacity to sell up to $11.0 million of common stock under the ATM Program with Jefferies.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our senior common stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares are intended to be offered pursuant to the primary offering and 500,000 shares are intended to be offered pursuant to our senior common distribution reinvestment plan, or the DRIP. We, however, reserve the right to reallocate the number of shares being offered between the primary offering and the DRIP. As of December 31, 2013, we had sold 307,979 shares of senior common stock in this ongoing offering, for gross proceeds of $4.6 million, and issued an additional 10,223 shares of senior common stock under the DRIP program.

Notes to Employees

The following table is a summary of the outstanding note issued to an employee of the Adviser for the exercise of stock options (dollars in thousands):

Date Issued	Outstanding Balance of Employee Loan at December 31, 2013	Outstanding Balance of Employee Loans at December 31, 2012	Maturity Date of Note	Interest Rate on Note

Apr 2006	$—	$3	Apr 2015	7.77%
May 2006	—	32	May 2016	7.87%
Nov 2006	375	375	Nov 2015	8.15%

	$375	$410

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, this note was recorded as a full recourse loan to the employee and is included in the equity section of the accompanying consolidated balance sheets. As of December 31, 2013, this loan maintained its full recourse status.

9. Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2013 and 2012 (dollars in thousands).

	Quarter ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Operating revenues	$16,860	$16,190	$14,258	$14,035
Operating expenses	9,542	8,639	7,369	7,273
Other expense	(6,984)	(7,242)	(6,438)	(6,329)

Net income	334	309	451	433
Dividends attributable to preferred and senior common stock	(1,120)	(1,106)	(1,092)	(1,076)

Loss available to common stockholders	(786)	(797)	(641)	(643)

Loss income available to common stockholders - basic & diluted	$(0.05)	$(0.06)	$(0.05)	$(0.06)

Weighted average shares outstanding - basic	14,798,950	14,196,423	12,380,402	11,230,647
Weighted average shares outstanding - diluted	14,798,950	14,196,423	12,380,402	11,230,647

	Quarter ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Operating revenues	$13,790	$12,970	$12,410	$12,100
Operating expenses	6,971	6,100	6,027	5,797
Other expense	(6,205)	(5,878)	(5,529)	(5,002)

Net income	614	992	854	1,301
Dividends attributable to preferred and senior common stock	(1,065)	(1,053)	(1,046)	(1,042)

Net income available to common stockholders	(451)	(61)	(192)	259

Net (loss) income available to common stockholders - basic & diluted	$(0.04)	$(0.01)	$(0.02)	$0.02

Weighted average shares outstanding - basic	10,976,992	10,945,379	10,945,379	10,945,379
Weighted average shares outstanding - diluted	10,976,992	10,945,379	10,945,379	11,006,597

10. Subsequent Events

On January 7, 2014, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share

January 22, 2014	January 31, 2014	$0.125	$0.1614583	$0.15625	$0.1484375
February 19, 2014	February 28, 2014	0.125	0.1614583	0.15625	0.1484375
March 17, 2014	March 31, 2014	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share

January	February 7, 2014	$0.0875
February	March 7, 2014	0.0875
March	April 7, 2014	0.0875

Total		$0.2625

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013 (Dollars in Thousands)

		Initial Cost			Total Cost
				Improvement
				Costs Capitalized						Year
			Buildings &	Subsequent to		Buildings &		Accumulated	Net Real	Construction/	Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total (1)	Depreciation (2)	Estate	Improvements	Acquired
Raleigh, North Carolina Office Building	$4,856	$960	$4,481	$—	$960	$4,481	$5,441	$1,636	$3,805	1997	12/23/2003
Canton, Ohio Office Building	2,717	186	3,083	500	186	3,583	3,769	874	2,895	1994	1/30/2004
Akron, Ohio Office Building	6,962	1,973	6,771	284	1,973	7,055	9,028	1,737	7,291	1968/1999	4/29/2004
Charlotte, North Carolina Office Building	6,440	740	8,423	61	740	8,484	9,224	2,098	7,126	1984/1995	6/30/2004
Canton, North Carolina Industrial Building	3,722	150	5,050	535	150	5,585	5,735	1,227	4,508	1998	7/6/2004
Crenshaw, Pennsylvania Industrial Building	5,274	100	6,574	272	100	6,846	6,946	1,612	5,334	1991	8/5/2004
Lexington, North Carolina Industrial Building	2,683	820	2,107	69	820	2,176	2,996	519	2,477	1986	8/5/2004
Austin, Texas Office Building	6,500	1,000	6,296	81	1,000	6,377	7,377	1,557	5,820	2001	9/16/2004
Mt. Pocono, Pennsylvania Industrial Building	4,969	350	5,819	18	350	5,837	6,187	1,399	4,788	1995-1999	10/15/2004
San Antonio, Texas Office Building	6,760	843	7,514	625	843	8,139	8,982	2,165	6,817	1999	2/10/2005
Columbus, Ohio Industrial Building	2,565	410	2,385	—	410	2,385	2,795	548	2,247	1995	2/10/2005
Big Flats, New York Industrial Building	5,442	275	6,459	34	275	6,493	6,768	1,457	5,311	2001	4/15/2005
Wichita, Kansas Office Building	7,696	1,525	9,703	67	1,525	9,770	11,295	2,262	9,033	2000	5/18/2005
Arlington, Texas Industrial Building	3,881	636	3,695	416	636	4,111	4,747	899	3,848	1966	5/26/2005
Dayton, Ohio Office Building	1,914	525	1,877	120	525	1,997	2,522	780	1,742	1956	6/30/2005
Eatontown, New Jersey Office Building	4,427	1,351	3,520	534	1,351	4,054	5,405	897	4,508	1991	7/7/2005
Franklin Township, New Jersey Industrial Building	6,564	1,632	6,200	—	1,632	6,200	7,832	1,354	6,478	1978	7/11/2005
Duncan, South Carolina Industrial Building	10,592	783	10,790	1,615	783	12,405	13,188	2,660	10,528	1984/2001/2007	7/14/2005
Duncan, South Carolina Industrial Building	2,633	195	2,682	419	195	3,101	3,296	661	2,635	1984/2001/2007	7/14/2005
Hazelwood, Missouri Industrial Building	2,320	763	2,309	372	763	2,681	3,444	540	2,904	1977	8/5/2005

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

DECEMBER 31, 2013 (Dollars in Thousands)

		Initial Cost			Total Cost
				Improvement
				Costs Capitalized						Year
			Buildings &	Subsequent to		Buildings &		Accumulated	Net Real	Construction/	Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total (1)	Depreciation (2)	Estate	Improvements	Acquired
Angola, Indiana Industrial Building	$646	$66	$1,075	$49	$66	$1,124	$1,190	$237	$953	1982	9/2/2005
Angola, Indiana Industrial Building	620	132	1,130	51	132	1,181	1,313	369	944	1982	9/2/2005
Rock Falls, Illinois Industrial Building	644	35	1,113	50	35	1,163	1,198	126	1,072	1982	9/2/2005
Newburyport, Massachusetts Industrial Building	6,385	629	6,504	1,847	629	8,351	8,980	1,655	7,325	1994	10/17/2005
Clintonville, Wisconsin Industrial Building	3,090	55	4,717	3,250	55	7,967	8,022	1,091	6,931	1992/2013	10/31/2005
Maple Heights, Ohio Industrial Building	9,977	1,609	10,065	1,198	1,609	11,263	12,872	2,825	10,047	1974	12/21/2005
Richmond, Virginia Office Building	5,275	736	5,336	36	736	5,372	6,108	1,150	4,958	1972	12/30/2005
Toledo, Ohio Medical Office Building	2,798	263	2,812	390	263	3,202	3,465	656	2,809	1979	12/30/2005
South Hadley, Massachusetts Industrial Building	—	471	2,765	38	471	2,803	3,274	561	2,713	1978	2/15/2006
Champaign, Illinois Office Building	1,545	687	2,036	2	687	2,038	2,725	444	2,281	1996	2/21/2006
Champaign, Illinois Office Building	3,030	1,347	3,992	4	1,347	3,996	5,343	871	4,472	1996	2/21/2006
Champaign, Illinois Office Building	1,894	842	2,495	2	842	2,497	3,339	544	2,795	1996	2/21/2006
Champaign, Illinois Office Building	1,731	770	2,281	2	770	2,283	3,053	497	2,556	1996	2/21/2006
Roseville, Minnesota Office Building	17,455	2,588	25,290	584	2,588	25,874	28,462	6,030	22,432	1964	2/21/2006
Burnsville, Minnesota Office Building	11,193	3,511	8,746	—	3,511	8,746	12,257	2,273	9,984	1984	5/10/2006
Menomonee Falls, Wisconsin Industrial Building	6,823	625	6,911	57	625	6,968	7,593	1,367	6,226	1986/2000	6/30/2006
Baytown, Texas Medical Office Building	2,000	221	2,443	—	221	2,443	2,664	533	2,131	1997	7/11/2006
Sterling Heights, Michigan (3) Industrial Building	—	2,735	8,606	13	2,735	8,619	11,354	1,608	9,746	1979/1989	9/22/2006
Birmingham, Alabama (3) Industrial Building	—	612	2,326	—	612	2,326	2,938	443	2,495	1961/1980	9/29/2006
Montgomery, Alabama (3) Industrial Building	—	222	844	—	222	844	1,066	161	905	1961/1980	9/29/2006

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

DECEMBER 31, 2013 (Dollars in Thousands)

		Initial Cost			Total Cost
				Improvement
				Costs Capitalized						Year
			Buildings &	Subsequent to		Buildings &		Accumulated	Net Real	Construction/	Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total (1)	Depreciation (2)	Estate	Improvements	Acquired
Columbia, Missouri (3) Industrial Building	$—	$146	$555	$—	$146	$555	$701	$106	$595	1961/1980	9/29/2006
Mason, Ohio Office Building	4,346	797	6,258	538	797	6,796	7,593	1,368	6,225	2002	1/5/2007
Raleigh, North Carolina Industrial Building	5,249	1,606	5,513	—	1,606	5,513	7,119	997	6,122	1994	2/16/2007
Tulsa, Oklahoma Industrial Building	8,031	—	14,057	—	—	14,057	14,057	2,889	11,168	2004	3/1/2007
Hialeah, Florida (3) Industrial Building	—	3,562	6,672	630	3,562	7,302	10,864	1,233	9,631	1956/1992	3/9/2007
Tewksbury, Massachusetts (3) Industrial Building	—	1,395	8,893	—	1,395	8,893	10,288	1,636	8,652	1985/1989	5/17/2007
Mason, Ohio Retail Building	4,630	1,201	4,961	—	1,201	4,961	6,162	840	5,322	2007	7/1/2007
Cicero, New York Industrial Building	4,052	299	5,019	—	299	5,019	5,318	813	4,505	2005	9/6/2007
Grand Rapids, Michigan Office Building	5,964	1,629	10,500	15	1,629	10,515	12,144	1,778	10,366	2001	9/28/2007
Bollingbrook, Illinois (3) Industrial Building	—	1,272	5,003	—	1,272	5,003	6,275	856	5,419	2002	9/28/2007
Decatur, Georgia (3) Medical Office Building	—	784	3,245	—	784	3,245	4,029	550	3,479	1989	12/13/2007
Decatur, Georgia (3) Medical Office Building	—	205	848	—	205	848	1,053	144	909	1989	12/13/2007
Decatur, Georgia (3) Medical Office Building	—	257	1,064	—	257	1,064	1,321	180	1,141	1989	12/13/2007
Lawrenceville, Georgia (3) Medical Office Building	—	679	2,809	—	679	2,809	3,488	476	3,012	1989	12/13/2007
Snellville, Georgia (3) Medical Office Building	—	176	729	—	176	729	905	124	781	1989	12/13/2007
Covington, Georgia (3) Medical Office Building	—	232	959	—	232	959	1,191	163	1,028	1989	12/13/2007
Cumming, Georgia Medical Office Building	3,216	738	3,055	2,511	738	5,566	6,304	518	5,786	1989	12/13/2007
Conyers, Georgia (3) Medical Office Building	—	297	1,228	—	297	1,228	1,525	208	1,317	1989	12/13/2007
Reading, Pennsylvania Industrial Building	4,073	491	6,202	—	491	6,202	6,693	944	5,749	2007	1/29/2008
Fridley, Minnesota Office Building	5,220	1,354	8,074	399	1,383	8,444	9,827	1,560	8,267	1985/2006	2/26/2008

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

DECEMBER 31, 2013 (Dollars in Thousands)

		Initial Cost			Total Cost
				Improvement
				Costs Capitalized						Year
			Buildings &	Subsequent to		Buildings &		Accumulated	Net Real	Construction/	Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total (1)	Depreciation (2)	Estate	Improvements	Acquired
Concord Township, Ohio (3) Office Building	$—	$1,796	$11,154	$(11)	$1,785	$11,154	$12,939	$1,752	$11,187	1957/2008	3/31/2008
Pineville, North Carolina Industrial Building	2,368	669	3,028	6	669	3,034	3,703	455	3,248	1985	4/30/2008
Marietta, Ohio Industrial Building	5,779	829	6,607	209	829	6,816	7,645	929	6,716	1992/2007	8/29/2008
Chalfont, Pennsylvania Industrial Building	5,687	1,249	6,420	165	1,249	6,585	7,834	1,063	6,771	1987	8/29/2008
Orange City, Iowa Industrial Building	9,496	258	5,861	—	258	5,861	6,119	560	5,559	1990	12/7/2010
Hickory, North Carolina Office Building	6,827	1,163	6,605	—	1,163	6,605	7,768	824	6,944	2008	4/4/2011
Springfield, Missouri Office Building	11,164	1,700	12,038	—	1,700	12,038	13,738	916	12,822	2006	6/20/2011
Boston Heights, Ohio Office Building	2,697	449	3,010	—	449	3,010	3,459	294	3,165	2011	10/20/2011
Parsippany, New Jersey Office Building	6,938	1,696	7,077	81	1,696	7,158	8,854	583	8,271	1984	10/27/2011
Dartmouth, Massachusetts Retail Location	4,155	—	4,236	—	—	4,236	4,236	250	3,986	2011	11/18/2011
Springfield, Missouri Retail Location	1,905	—	2,275	—	—	2,275	2,275	168	2,107	2005	12/13/2011
Pittsburgh, Pennsylvania Office Building	2,829	281	3,205	—	281	3,205	3,486	208	3,278	1968	12/28/2011
Ashburn, Virginia Office Building	7,388	706	7,858	—	706	7,858	8,564	504	8,060	2002	1/25/2012
Ottumwa, Iowa Industrial Building	4,653	212	5,072	287	212	5,359	5,571	306	5,265	1970	5/30/2012
New Albany, Ohio Office Building	9,361	1,658	8,746	—	1,658	8,746	10,404	509	9,895	2007	6/5/2012
Columbus, Georgia Office Building	4,608	1,378	4,520	—	1,378	4,520	5,898	285	5,613	2012	6/21/2012
Columbus, Ohio Office Building	2,911	542	2,453	11	542	2,464	3,006	172	2,834	1981	6/28/2012
Jupiter, Florida Office Building	10,478	1,160	11,994	—	1,160	11,994	13,154	462	12,692	2011	9/26/2012
Fort Worth, Texas Industrial Building	13,864	963	15,647	—	963	15,647	16,610	546	16,064	2005	11/8/2012
Columbia, South Carolina Office Building	18,525	1,905	20,648	—	1,905	20,648	22,553	981	21,572	2010	11/21/2012

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

DECEMBER 31, 2013 (Dollars in Thousands)

		Initial Cost			Total Cost
				Improvement
				Costs Capitalized						Year
			Buildings &	Subsequent to		Buildings &		Accumulated	Net Real	Construction/	Date
Location of Property	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total (1)	Depreciation (2)	Estate	Improvements	Acquired
Egg Harbor, New Jersey Office Building	$3,638	$1,627	$3,017	$—	$1,627	$3,017	$4,644	$85	$4,559	1985	3/28/2013
Vance, Alabama (3) Industrial Building	—	457	10,529	—	457	10,529	10,986	237	10,749	2013	5/9/2013
Blaine, Minnesota Office Building	8,163	1,060	10,519	—	1,060	10,519	11,579	293	11,286	2009	5/10/2013
Austin, Texas Office Building	35,093	2,330	44,021	63	2,330	44,084	46,414	927	45,487	1999	7/9/2013
Allen, Texas Office Building	8,852	2,699	7,945	—	2,699	7,945	10,644	194	10,450	1998	7/10/2013
Englewood, Colorado Office Building	11,315	1,503	11,739	—	1,503	11,739	13,242	29	13,213	2008	12/11/2013
Novi, Michigan Industrial Building	4,380	352	5,626	—	352	5,626	5,978	3	5,975	1988	12/27/2013

	$421,878	$79,135	$544,719	$18,499	$79,153	$563,200	$642,353	$81,241	$561,112

(1)	The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land and building improvements.
(2)	Depreciable life of all buildings is 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.
(3)	These properties are in our unencumbered pool of assets on our New Line of Credit.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	2011

Balance at beginning of period	$533,753	$442,521	$401,017

Additions:

Acquisitions during period	103,424	85,462	43,735

Improvements	5,176	5,770	1,164

Deductions:

Dispositions during period	—	—	—

Purchase price adjustments	—	—	(3,395	)(1)

Balance at end of period	$642,353	$533,753	$442,521

(1)	Adjustment to Orange City, Iowa property acquired in December 2010 property purchase price. Refer to Note 1 out of period adjustment.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	2011

Balance at beginning of period	$65,730	$53,784	$43,659

Additions during period	15,511	11,946	10,125

Dispositions during period	—	—	—

Balance at end of period	$81,241	$65,730	$53,784

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2013. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Election of Directors to Class of 2017,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and sub-caption “Code of Business Conduct and Ethics.”

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2014 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

Item 15. Exhibits and Financial Statement Schedules

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

Report of Management on Internal Controls over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-A12B (File No. 001-33097), filed January 31, 2012.

10.1	First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-50363),, filed February 1, 2006.

10.2	Gladstone Commercial Limited Partnership Schedule 4.2(a)(2) to First Amended and Restated Agreement of Limited Partnership Designation of 7.50% Series B Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 25, 2006.

10.3	Amended and Restated Investment Advisory Agreement between the Registrant and Gladstone Management Corporation, dated January 1, 2007, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 3, 2007 (renewed on July 12, 2011).

10.4	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated January 1, 2007, incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 3, 2007 (renewed on July 12, 2011).

10.5	Open Market Sale Agreement by and among the Registrant, Gladstone Commercial Limited Partnership and Jefferies & Company, Inc., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed November 4, 2009.

10.6	Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed April 29, 2010.

10.7	Gladstone Commercial Limited Partnership Schedule 4.2(a)(3) to First Amended and Restated Agreement of Limited Partnership; Designation of Senior Common Units, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed April 29, 2010.

10.8	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 3, 2012.

10.9	Gladstone Commercial Limited Partnership Schedule 4.2(a)(4) to First Amended and Restated Agreement of Limited Partnership Designation of 7.125% Series C Cumulative Term Preferred Units, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 3, 2012.

10.10	Amendment No. 1 to Open Market Sale Agreement by and among the Registrant, Gladstone Commercial Limited Partnership and Jefferies & Company, Inc., incorporated by reference to Exhibit No. 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed November 1, 2012.

10.11	Agreement of Purchase and Sale and Joint Escrow Instructions, by and between Gladstone Commercial Limited Partnership and Karlin Parmer Office, LLC, dated May 20, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 14, 2013.

10.12	Credit Agreement, dated as of December 28, 2010, by and among Gladstone Commercial Limited Partnership, the Registrant and each of the financial institutions initially a signatory thereto together with their successors and assignees under Section 12.6 thereof and Capital One, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 30, 2010.

10.13	Form of Second Amendment to Credit Agreement and Omnibus Amendment of Loan Documents, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 31, 2012.

10.14	Loan Agreement between NH10 CUMMING GA LLC, D08 MARIETTA OH LLC, MPI06 MASON OH LLC, SRFF08 READING PA, L.P., RPT08 PINEVILLE NC, L.P., IPA12 ASHBURN VA SPE LLC, and FTCHI07 GRAND RAPIDS MI LLC and KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.15	Promissory Note in favor of KeyBank National Association, dated as of October 1, 2012 (File No. 001-33097), incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.16	Guaranty Agreement, dated as of October 1, 2012 between the Registrant and KeyBank National Association, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.17	Credit Agreement, dated as of August 7, 2013, by and among Gladstone Commercial Limited Partnership, the Registrant, each of the financial institutions initially a signatory thereto together with their successors and assignees and KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed August 9, 2013.

10.18	Unconditional Guaranty of Payment and Performance, dated as of August 7, 2013, by the Registrant, AL13 Brookwood LLC, CMS06-3 LLC, EI07 Tewksbury MA LLC, NJT06 Sterling Heights MI LLC, RB08 Concord OH LLC, DBPI07 Bolingbrook IL LLC, RCOG07 Georgia LLC, APML07 Hialeah FL LLC for the benefit of KeyBank National Association, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed August 9, 2013.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

21	List of Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation

Date: February 18, 2014	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer and Treasurer

Date: February 18, 2014	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2014	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the
Board of Directors (principal executive officer)

Date: February 18, 2014	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker
Vice Chairman, Chief Operating Officer and Director

Date: February 18, 2014	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: February 18, 2014	By:	/s/ David A.R. Dullum
David A.R. Dullum
Director

Date: February 18, 2014	By:	/s/ Anthony W. Parker
Anthony W. Parker
Director

Date: February 18, 2014	By:	/s/ Michela A. English
Michela A. English
Director

Date: February 18, 2014	By:	/s/ Paul Adelgren
Paul Adelgren
Director

Date: February 18, 2014	By:	/s/ John Outland
John Outland
Director

Date: February 18, 2014	By:	/s/ John D. Reilly
John D. Reilly
Director

Date: February 18, 2014	By:	/s/ Terry Earhart
Terry Earhart
Director