Form 10-Q
period 2014-03-31
GLADSTONE COMMERCIAL CORP
filed 2014-04-28
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-33097

GLADSTONE COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100 MCLEAN, VIRGINIA	22102
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of April 28, 2014 was 16,105,958.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gladstone Commercial Corporation

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Real estate, at cost	$627,993	$642,353
Less: accumulated depreciation	84,008	81,241

Total real estate, net	543,985	561,112

Lease intangibles, net	78,284	79,632
Real estate and related assets held for sale, net	9,932	—
Cash and cash equivalents	5,813	8,546
Restricted cash	3,506	5,051
Funds held in escrow	9,417	8,653
Deferred rent receivable, net	19,520	18,905
Deferred financing costs, net	6,814	6,840
Other assets	1,611	1,786

TOTAL ASSETS	$678,882	$690,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$426,847	$422,602
Borrowings under line of credit	24,100	24,400
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	38,500	38,500
Deferred rent liability, net	5,862	6,015
Asset retirement obligation	3,704	3,884
Accounts payable and accrued expenses	2,186	2,359
Other liabilities related to assets held for sale	178	—
Due to Adviser and Administrator (1)	1,160	1,360
Other liabilities	6,495	8,259

Total Liabilities	$509,032	$507,379

Commitments and contingencies (2)

STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 402,811 and 374,484 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 16,081,365 and 15,662,414 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	16	16
Additional paid in capital	305,994	298,751
Notes receivable - employee	(375)	(375)
Distributions in excess of accumulated earnings	(135,787)	(115,248)

Total Stockholders’ Equity	169,850	183,146

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$678,882	$690,525

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 8 “Commitments and Contigencies”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	For the three months ended March 31,
	2014	2013
Operating revenues
Rental revenue	$16,585	$13,666
Tenant recovery revenue	551	369

Total operating revenues	17,136	14,035

Operating expenses
Depreciation and amortization	6,720	4,901
Property operating expenses	1,330	737
Acquisition related expenses	110	185
Base management fee (1)	625	353
Incentive fee (1)	1,240	931
Administration fee (1)	492	362
General and administrative	466	389
Impairment charge	13,958	—

Total operating expenses before credit to incentive fee	24,941	7,858

Credit to incentive fee (1)	(1,205)	(585)

Total operating expenses	23,736	7,273

Other income (expense)
Interest expense	(6,275)	(5,661)
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)
Other income	47	18

Total other expense	(6,914)	(6,329)

Net (loss) income	(13,514)	433

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)
Distributions attributable to senior common stock	(100)	(53)

Net loss attributable to common stockholders	$(14,637)	$(643)

Earnings per weighted average share of common stock - basic & diluted	$(0.93)	$(0.06)

Weighted average shares of common stock outstanding - basic & diluted	15,746,714	11,230,647

Earnings per weighted average share of senior common stock	$0.26	$0.26

Weighted average shares of senior common stock outstanding - basic	385,875	204,582

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(13,514)	$433
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,720	4,901
Impairment charge	13,958	—
Amortization of deferred financing costs	386	405
Amortization of deferred rent asset and liability, net	(92)	(98)
Amortization of discount and premium on assumed debt	(44)	(42)
Asset retirement obligation expense	(180)	31
Increase (decrease) in other assets	298	(465)
Increase in deferred rent receivable	(906)	(826)
Decrease in accounts payable, accrued expenses, and amount due Adviser and Administrator	(372)	(637)
Decrease in other liabilities	(41)	(264)
Leasing commissions paid	(54)	(384)

Net cash provided by operating activities	6,159	3,054

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(3,718)	(5,650)
Improvements of existing real estate	(1,673)	(121)
Receipts from lenders for funds held in escrow	496	1,228
Payments to lenders for funds held in escrow	(1,260)	(830)
Receipts from tenants for reserves	790	1,456
Payments to tenants from reserves	(2,335)	(541)
Decrease (increase) in restricted cash	1,545	(915)
Deposits on future acquisitions	(250)	—
Deposits applied against real estate investments	127	50

Net cash used in investing activities	(6,278)	(5,323)

Cash flows from financing activities:
Proceeds from issuance of equity	7,707	6,484
Offering costs	(503)	(398)
Borrowings under mortgage notes payable	—	3,700
Payments for deferred financing costs	(360)	(141)
Principal repayments on mortgage notes payable	(2,172)	(1,808)
Principal repayments on employee notes receivable	—	35
Borrowings from line of credit	12,700	7,900
Repayments on line of credit	(13,000)	(6,500)
Distributions paid for common, senior common and preferred stock	(6,986)	(5,270)

Net cash (used in) provided by financing activities	(2,614)	4,002

Net (decrease) increase in cash and cash equivalents	(2,733)	1,733
Cash and cash equivalents, beginning of period	8,546	5,546

Cash and cash equivalents, end of period	$5,813	$7,279

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION

Fixed rate debt assumed in connection with acquisitions	$6,330	$—

Senior common dividend issued in the dividend reinvestment program	$39	$22

Capital improvements included in accounts payable	$671	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Notes to Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation, is a real estate investment trust, or REIT, that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation, or the Adviser, and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company, or the Administrator, each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly.

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

Gladstone Commercial Advisers, Inc., a Delaware corporation, or Commercial Advisers, and a wholly-owned subsidiary of the Company, is a taxable REIT subsidiary, or TRS, which was created to collect any non-qualifying income related to our real estate portfolio. There has been no such income earned to date. Since the Company owns 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated with those of the Company.

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

Interim Financial Information

Our interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 18, 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification, or ASC, 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition. Other of our acquisitions involve the acquisition of properties that are already being operated as rental property, which we will generally consider to be a business combination under ASC 805. Business combination guidance is generally applicable to us when properties are acquired with leases in place at the time of acquisition. When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt assumed and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to an acquisition accounted for as a business combination to be expensed as incurred, rather than capitalized into the cost of the acquisition.

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

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $4.4 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively

Above-market and below-market in-place lease fair values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.1 million, for both the three months ended March 31, 2014 and 2013, respectively. The capitalized below-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases including any below market renewal periods. Total amortization related to below-market lease values was $0.2 million for both the three months ended March 31, 2014 and 2013, respectively.

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

The value of in-place leases and lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values would be charged to rental income and the unamortized portion of in-place lease values, lease origination costs and customer relationship intangibles will be immediately charged to amortization expense. Total amortization expense related to these intangible assets and liabilities was $2.3 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively.

Real Estate Held for Sale

ASC 360-10, “Property, Plant, and Equipment,” requires that any properties which have are held for sale, be presented separately in the condensed consolidated balance sheet. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value, less the cost to sell, and are listed separately on our condensed consolidated balance sheet. Once properties are classified as held for sale, no further depreciation is recorded.

Impairment Charges

We account for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists or that depreciation periods should be modified. If circumstances indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as the tenants’ payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate, whether there are indications that the fair value of the real estate has decreased and our intended holding period of the property. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value, less cost to sell, of the property. We evaluate our entire portfolio of properties each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $0.4 million and $0.1 million for deferred financing costs during the three months ended March 31, 2014 and 2013, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $0.4 million for both the three months ended March 31, 2014 and 2013, respectively.

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

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted over the life of the leases for the respective properties. There were no liabilities accrued during the three months ended March 31, 2014 and 2013, respectively. We recorded expenses of $0.03 million during both the three months ended March 31, 2014 and 2013, respectively, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.2 million and the discount rates used in the calculations range from 2.5% to 7.6%. We do not expect to make any payments in conjunction with these obligations in each of the next five years.

Comprehensive Income (Loss)

For the three months ended March 31, 2014 and 2013, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying condensed consolidated financial statements.

Recently Issued Accounting Guidance

The Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. This standard is effective for our fiscal year beginning January 1, 2015; however, the FASB has permitted early adoption beginning with the first quarter of 2014. We adopted this standard during the quarter ended March 31, 2014, and accordingly we did not present our assets classified as held for sale during the quarter ended March 31, 2014 as discontinued operations.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The management and administrative services and fees under the Advisory and Administration Agreements are described below. At March 31, 2014 and December 31, 2013, $1.2 million and $1.4 million, respectively, was collectively due to our Adviser and Administrator.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income (including impairment charges), or common stockholders’ equity, and an incentive fee based on funds from operations, or FFO. For the three months ended March 31, 2014 and 2013, we recorded a base management fee of $0.6 million and $0.4 million, respectively.

For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock and senior common stock, but FFO does not include any unrealized capital gains or losses (including impairment charges). The incentive fee rewards the Adviser if our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeds 1.75%, or 7% annualized, or the hurdle rate, of total common stockholders’ equity. The Adviser receives 100% of the amount of the pre-incentive fee FFO that exceeds the hurdle rate, but is less than 2.1875% of our common stockholders’ equity. The Adviser also receives an incentive fee of 20% of the amount of our pre-incentive fee FFO that exceeds 2.1875% of common stockholders’ equity.

For the three months ended March 31, 2014 and 2013, we recorded an incentive fee of $1.2 million and $0.9 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $1.2 million and $0.6 million, respectively, resulting in a net incentive fee for the three months ended March 31, 2014 and 2013, of $40,000 and $0.3 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the three months ended March 31, 2014 and 2013, in order to support the current level of distributions to all classes of our stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary and their respective staffs. Our allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three months ended March 31, 2014 and 2013, we recorded an administration fee of $0.5 million and $0.4 million, respectively.

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

Dealer Manager Agreement

In connection with the offering of our senior common stock (see Note 9, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of senior common stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of senior common stock sold. Gladstone Securities, in its sole and absolute discretion, may re-allocate all of its selling commissions attributable to a participating broker-dealer and may also re-allocate a portion of its dealer manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we have agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $40,000 and $60,000 of payments during the three months ended March 31, 2014 and 2013 respectively, to Gladstone Securities pursuant to this agreement, which are reflected as a component of senior common stock costs in the statement of stockholders’ equity. The Dealer Manager Agreement currently is scheduled to terminate on the earlier of (i) March 28, 2015 or (ii) the date on which 3,000,000 shares of senior common stock are sold pursuant to the Dealer Manager Agreement.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We will pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.5% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We did not pay any financing fees to Gladstone Securities during the three months ended March 31, 2014 or 2013. The agreement is scheduled to terminate on August 31, 2014, unless renewed or earlier terminated pursuant to the provisions contained therein.

3. Loss per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the three months ended March 31, 2014 and 2013, respectively. We computed basic loss per share for the three months ended March 31, 2014 and 2013, respectively, using the weighted average number of shares outstanding during the periods. Diluted loss per share for the three months ended March 31, 2014 and 2013, would have reflected additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance; however, the convertible senior common stock was excluded from the calculation of diluted loss per share for the three months ended March 31, 2014, and 2013 respectively, because it was anti-dilutive (dollars in thousands, except share or per share amounts).

	For the three months ended March 31,
	2014	2013
Calculation of basic and diluted loss per share of common stock:
Net loss attributable to common stockholders	$(14,637)	$(643)
Denominator for basic and diluted weighted average shares of common stock	15,746,714	11,230,647

Basic and diluted loss per share of common stock	$(0.93)	$(0.06)

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014 (1)	December 31, 2013
Real estate:
Land	$77,062	$79,153
Building and improvements	514,719	527,230
Tenant improvements	36,212	35,970
Accumulated depreciation	(84,008)	(81,241)

Real estate, net	$543,985	$561,112

(1)	Does not include real estate held for sale as of March 31, 2014.

2014 Real Estate Activity

During the three months ended March 31, 2014, we acquired two properties, which are summarized in the table below (dollars in thousands):

Location	Acquisition Date	Square Footage	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized Straight Line Rent	Debt Assumed
Allen, TX	3/27/2014	21,154	12 Years	4 (5 years each)	$5,525	$26	$570	$3,481
Colleyville, TX	3/27/2014	20,355	12 Years	4 (5 years each)	4,523	26	467	2,849

Total		41,509			$10,048	$52	$1,037	$6,330

In accordance with ASC 805, we determined the fair value of the acquired assets related to the two properties acquired during the three months ended March 31, 2014 as follows (in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Below Market Leases	Discount on Assumed Debt	Total Purchase Price
Allen, TX	$874	$3,509	$125	$598	$273	$218	$—	$72	$5,525
Colleyville, TX	1,277	2,307	117	486	220	181	6	59	$4,523

	$2,151	$5,816	$242	$1,084	$493	$399	$6	$131	$10,048

Below is a summary of the total revenue and earnings recognized on the two properties acquired during the three months ended March 31, 2014 (dollars in thousands):

		For the three months ended March 31,
		2014
Location	Acquisition Date	Rental Revenue	Earnings (1)
Allen, TX	3/27/2014	$8	$5
Colleyville, TX	3/27/2014	6	4

		$14	$9

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the two properties acquired during the three months ended March 31, 2014 were acquired as of the beginning of the previous period. The pro-forma earnings for the three months ended March 31, 2014 and 2013 were adjusted to assume that acquisition-related costs were incurred as of the beginning of the previous period (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2014		2013
	(unaudited)
Operating Data:
Total operating revenue	$17,436		$17,297
Total operating expenses	(23,831	)(1)	(9,586)
Other expenses	(7,000)		(7,327)

Net (loss) income	(13,395)		384
Dividends attributable to preferred and senior common stock	(1,123)		(1,076)

Net loss attributable to common stockholders	$(14,518)		$(692)

Share and Per Share Data:
Basic & diluted loss per share of common stock	$(0.92)		$(0.06)
Weighted average shares outstanding-basic & diluted	15,746,714		11,230,647

(1)	$14.0 million relates to the impairment charge recorded in operating expenses during the three months ended March 31, 2014.

2013 Real Estate Activity

During the three months ended March 31, 2013, we acquired one property, which is summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized Straight Line Rent	Debt Issued
Egg Harbor Township, NJ	3/28/2013	29,257	10 years	1 (5 years)	$5,650	$149	$490	$3,700

In accordance with ASC 805, we determined the fair value of acquired assets related to the one property acquired during the three months ended March 31, 2013 as follows (in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Total Purchase Price
Egg Harbor Township, NJ	$1,627	$2,735	$282	$558	$189	$259	$5,650

Below is a summary of the total revenue and earnings recognized on the one property acquired during the three months ended March 31, 2013 (dollars in thousands):

		For the three months ended March 31, 2013
Location	Acquisition Date	Rental Revenue	Earnings (1)
Egg Harbor Township, NJ	3/28/2013	$5	$3

		$5	$3

(1)	Earnings is calculated as net income less interest expense and acquisition related costs that are required to be expensed under ASC 805.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2014 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments (1)
Nine Months ending December 31, 2014	$46,572
2015	59,564
2016	55,853
2017	55,356
2018	53,551
2019	53,776
Thereafter	240,010

(1)	Does not include real estate held for sale as of March 31, 2014.

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay property taxes on the respective properties in the event the tenants fail to pay them. The total annual property taxes for all properties owned by us as of March 31, 2014, were $11.0 million.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class (dollars in thousands):

	March 31, 2014		December 31, 2013
	Lease Intangibles (1)	Accumulated Amortization (1)	Lease Intangibles	Accumulated Amortization
In-place leases	$48,418	$(16,166)	$47,442	$(15,158)
Leasing costs	31,529	(10,005)	31,339	(9,323)
Customer relationships	35,529	(11,021)	35,739	(10,407)

	$115,476	$(37,192)	$114,520	$(34,888)

(1)	Does not include real estate held for sale as of March 31, 2014.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the three months ended March 31, 2014 and 2013, respectively, were as follows

Intangible Assets & Liabilities	2014	2013
In-place leases	11.9	10.2
Leasing costs	11.9	10.2
Customer relationships	16.9	15.2
Below market leases	11.9	—

All intangible assets & liabilities	13.3	11.9

The estimated aggregate amortization expense for the remainder of 2014 and for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Estimated Amortization Expense
Nine Months ending December 31, 2014	$7,880
2015	9,892
2016	8,995
2017	8,811
2018	8,523
2019	8,515
Thereafter	25,668

5. Real Estate Held for Sale and Impairment Charges

Real Estate Held for Sale

As of March 31, 2014, we classified our property located in Sterling Heights, Michigan as held for sale under the provisions of ASC 360-10, which requires that the assets and liabilities of any properties which are held for sale, be presented separately in our condensed consolidated balance sheet in the current period presented. We received an unsolicited offer from a buyer for this property and the tenant in this building had a right of first refusal. The tenant exercised their right to purchase the building and we are currently negotiating a purchase and sale agreement for this property and we anticipate the sale to close during the second quarter of 2014. In accordance with ASC 360-10, the agreed upon purchase price with the current tenant is in excess of the carrying value of the property as of March 31, 2104, and thus the property was measured at its carrying value in our condensed consolidated balance sheet as of March 31, 2014.

The table below summarizes the components of income from real estate and related assets held for sale:

	For the three months ended March 31,
	2014	2013
Operating revenue	$292	$292
Operating expense	39	57

Income from real estate and related assets held for sale	$253	$235

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying consolidated balance sheet:

March 31, 2014
Land	$2,735
Building and improvements	$8,619
Less: Accumulated depreciation	$(1,645)

Total real estate held for sale, net	$9,709

Deferred rent receivable	223

Real estate and related assets held for sale, net	$9,932

Other liabilities related to assets held for sale	$178

Impairment Charges

We performed the evaluation and analysis of our portfolio and concluded that our Roseville, Minnesota property was impaired as of March 31, 2014. We determined that the expected undiscounted cash flows based upon a revised estimated holding period of this property was below the current carrying value. The estimated holding period was revised after a potential tenant that we were anticipating to lease a large portion of the vacant space, during the three months ended March 31, 2014, did not execute a lease on the property. Consequently, we revised the holding period to coincide with the maturity of the mortgage loan in June 2014. Accordingly, we reduced the carrying value of this property to its estimated fair value, less cost to sell, and we recognized an impairment loss of $14.0 million during the three months ended March 31, 2014.

We also determined our property located in South Hadley, Massachusetts is at risk to become impaired in the future. We recently extended the lease on the property in South Hadley Massachusetts for one year, and it now expires in January 2015. There is a possibility we may have to impair this property in 2014 if we do not negotiate another lease extension on this building or find a replacement tenant.

We will continue to monitor our portfolio for any other indicators of impairment.

6. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit as of March 31, 2014 and December 31, 2013 are summarized below (dollars in thousands):

		Carrying Value at
	Encumbered properties at March 31, 2014	March 31, 2014	December 31, 2013	Stated Interest Rates at March 31, 2014 (4)	Scheduled Maturity Dates at March 31, 2014
Mortgage and Other Secured Loans:
Fixed rate mortgage loans	68	$417,837	$413,678	(1)	(2)
Variable rate mortgage loans	4	8,200	8,200	LIBOR + 2.15%(3)	12/1/2016
Premiums and discounts (net)	N/A	810	724	N/A	N/A

Total Mortgage Notes Payable	72	$426,847	$422,602

Variable rate Line of Credit	16	24,100	24,400	LIBOR + 3.00%(3)	8/1/2017

Total Mortgage Notes Payable and Line of Credit	88	$450,947	$447,002

(1)	Interest rates on our fixed rate mortgage notes payable vary from 4.04% to 6.80%.
(2)	We have 37 mortgage notes payable with maturity dates ranging from 6/30/2014 through 1/06/2039.
(3)	At March 31, 2014, one month LIBOR was approximately 0.152%.
(4)	The weighted average interest rate on all debt outstanding at March 31, 2014, was approximately 5.30%.
N/A	- Not Applicable

Mortgage Notes Payable

As of March 31, 2014, we had 37 mortgage notes payable, which were collateralized by a total of 72 with a net book value of $553.4 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of March 31, 2014 was 5.4%.

During the three months ended March 31, 2014, we assumed one long-term mortgage, collateralized by two properties, which is summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Borrowings	Interest Rate	Maturity Date
3/27/2014	Wells Fargo N.A.	$ 6,330	5.58%	2/1/2016

Scheduled principal payments of mortgage notes payable for the remainder of 2014, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Nine Months ending December 31, 2014	$22,764
2015	42,564
2016	94,787
2017	66,749
2018	19,317
2019	12,681
Thereafter	167,175

$426,037

Interest Rate Cap

In November 2013, we entered into an interest rate cap agreement with Wells Fargo that caps the interest rate on the note payable for our Champaign, Illinois property. The agreement provides that the interest rate on the note payable for our Champaign, Illinois property is capped at a certain interest rate when one-month LIBOR is in excess of 3.0%. The fair value of the interest rate cap agreement is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreement quarterly based on the current market valuations at quarter end as other income (loss) on our accompanying condensed consolidated statements of operations. Generally, we will estimate the fair value of our interest rate cap using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2014, our interest rate cap agreement was valued using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.” The following table summarizes the key terms of each interest rate cap agreement (dollars in thousands):

					As of March 31, 2014
Interest Rate Cap	Notional Amount	LIBOR Cap	Effective Date	Maturity Date	Cost	Fair Value
November 26, 2013	$8,200	3.00%	March 31, 2014	December 1, 2016	$31	$18

Fair Value

The fair value of all mortgage notes payable outstanding as of March 31, 2014, was $429.6 million, as compared to the carrying value stated above of $426.8 million. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Line of Credit

In August 2013, we procured a $60.0 million senior unsecured revolving credit facility, or the Line of Credit, with Keybank National Association serving as a revolving lender, a letter of credit issuer and administrative agent and Citizens Bank of Pennsylvania as an additional lender. On December 16, 2013, Comerica Bank was also added as an additional lender. On March 28, 2014, we amended our Line of Credit to extend the maturity date one additional year to August 2017. We also modified certain terms under the Line of Credit, including the calculation of the total asset value and unencumbered asset value. The applicable LIBOR margins were also reduced by 25 basis points at each pricing level. As a result of these modifications, the availability under our line of credit increased by $1.3 million.

The Line of Credit initially matures in August 2017; however, we have a one-year extension option subject to the payment of an extension fee equal to 25 basis points on the initial maturity date and certain other customary conditions.

The Line of Credit has a letter of credit sublimit of up to $20.0 million. In addition, we may expand the Line of Credit up to a total of $75.0 million upon satisfaction of certain conditions, including obtaining commitments from any one or more lenders, whether or not currently a party to the Line of Credit, to provide such increased amounts and payment of the associated up front and arrangement fees at the time of such increase. The interest rate per annum applicable to the Line of Credit is equal to the LIBOR plus an applicable margin of up to 3.0%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of $0.03 million per year and an unused commitment fee of 25 basis points per year, which accrues quarterly. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 100% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under the Line of Credit is based on a percentage of the value of a pool of unencumbered properties which must meet agreed upon eligibility standards.

If and when long-term mortgages are arranged for properties in the unencumbered pool, the banks will reduce the availability under the Line of Credit by the amount advanced against that property’s value. Conversely, as we purchase new properties meeting the eligibility standards, we may add these new properties to the unencumbered pool to obtain additional availability under the Line of Credit. The availability under the Line of Credit is also reduced by letters of credit used in the ordinary course of business. We may use the advances under the Line of Credit for both general corporate purposes and the acquisition of new investments.

As of March 31, 2014, there was $24.1 million outstanding under our Line of Credit at an interest rate of approximately 3.2% and $10.3 million outstanding under letters of credit at a weighted average interest rate of 3.0%. As of March 31, 2014, the maximum additional amount we could draw was $18.9 million. We were in compliance with all covenants under the Line of Credit as of March 31, 2014. The amount outstanding on the Line of Credit as of March 31, 2014 approximates fair value, because the debt is subject to a variable interest rate, determined by market forces, as well as a recently negotiated interest rate spread.

7. Mandatorily Redeemable Preferred Stock

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

The Term Preferred Stock is recorded as liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the condensed consolidated statements of operations.

The fair value of our Term Preferred Stock as of March 31, 2014, was $40.7 million, as compared to the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of March 31, 2014 of $26.40. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

8. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases for the remainder of 2014 and each of the five succeeding years and thereafter, are as follows (dollars in thousands):

		For the year ended December 31,
Location	Lease End Date	2014	2015	2016	2017	2018	2019	Thereafter
Tulsa, OK	Apr-21	$114	$153	$153	$153	$153	$153	$229
Dartmouth, MA	May-36	131	174	174	174	174	174	3,300
Springfield, MA	Feb-30	64	86	86	89	90	90	972

		$309	$413	$413	$416	$417	$417	$4,501

Expenses recorded in connection to rental expense incurred for the properties listed above during both the three months ended March 31, 2014 and 2013, were $0.1 million, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.

Tenant Improvements

We have committed to provide tenant improvement funding for certain properties. In addition, we have committed to provide financing to expand our building located in Canton, North Carolina. Future tenant improvement payments due on these properties for the remainder of 2014 and each of the five succeeding years and thereafter, are as follows (dollars in thousands):

		For the year ended December 31,
Location	Lease End Date	2014	2015	2016	2017	2018	2019	Thereafter
Canton, NC	Jul-24(1)	$3,325	$—	$—	$—	$—	$—	$—
Concord Township, OH	Aug-34	150	—	—	—	—	—	—
Austin, TX	Jun-15	125	—	—	—	—	—	—
Hialeah, FL	Mar-27	35	—	—	—	—	—	—

		$3,635	$—	$—	$—	$—	$—	$—

(1)	Upon completion of expansion of this property, currently projected to be September of 2014, the lease will be extended for 20 years, through September 2034.

9. Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2014 (dollars in thousands):

	Preferred Stock	Senior Common Stock	Common Stock	Capital in Excess of Par Value	Notes Receivable from Employees	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity
Balance at December 31, 2013	$2	$—	$16	$298,751	$(375)	$(115,248)	$183,146
Issuance of senior common stock and common stock, net	—	—	—	7,243	—	—	7,243
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(7,025)	(7,025)
Net loss	—	—	—	—	—	(13,514)	(13,514)

Balance at March 31, 2014	$2	$—	$16	$305,994	$(375)	$(135,787)	$169,850

Distributions

Our Board of Directors declared the following distributions per share for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Common Stock	$0.38	$0.38
Senior Common Stock	0.26	0.26
Series A Preferred Stock	0.4843749	0.4843749
Series B Preferred Stock	0.4688	0.4688
Series C Preferred Stock	0.4453	0.4453

Ongoing Activity

We have an open market sale agreement, or the ATM Program, with Jefferies LLC, or Jefferies, under which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. During the three months ended March 31, 2014, we raised approximately $7.2 million in net proceeds under the ATM Program. As of March 31, 2014, under the existing program, we have sold a total of 1.2 million shares with aggregate gross proceeds of $21.4 million, and have a remaining capacity to sell up to $3.6 million of common stock under the ATM Program with Jefferies.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our senior common stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares are intended to be offered pursuant to the primary offering and 500,000 shares are intended to be offered pursuant to our senior common distribution reinvestment plan, or the DRIP. We, however, reserve the right to reallocate the number of shares being offered between the primary offering and the DRIP. As of March 31, 2014, we had sold 333,604 shares of senior common stock in this ongoing offering, for gross proceeds of $5.0 million, and issued an additional 12,047 shares of senior common stock under the DRIP program.

Note to Employee

The following table is a summary of the outstanding note receivable from an employee of the Adviser for the exercise of stock options (dollars in thousands):

Date Issued	Outstanding Balance of Employee Loan at March 31, 2014	Outstanding Balance of Employee Loan at December 31, 2013	Maturity Date of Note	Interest Rate on Note
Nov 2006	$375	$375	Nov 2015	8.15%

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, this note was recorded as a full recourse loan to the employee and is included in the equity section of the accompanying condensed consolidated balance sheets. As of March 31, 2014, this loan maintained its full recourse status.

10. Subsequent Events

On April 4, 2014, our tenant occupying our Newburyport, Massachusetts property notified us of their intention not to exercise their renewal option. The tenant will continue paying rent and operating expenses through the lease termination date of April 30, 2015.

On April 8, 2014, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
April 21, 2014	April 30, 2014	$0.125	$0.1614583	$0.15625	$0.1484375
May 20, 2014	May 30, 2014	0.125	0.1614583	0.15625	0.1484375
June 19, 2014	June 30, 2014	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
April	May 7, 2014	$0.0875
May	June 6, 2014	0.0875
June	July 8, 2014	0.0875

Total		$0.2625

On April 22, 2014, we acquired a 61,358 square foot office building located in Rancho Cordova, California for $8.2 million, excluding related acquisition expenses of $0.05 million. We funded this acquisition with existing cash on hand and the issuance of $4.9 million of mortgage debt on the property. The tenant has leased the property for 10 years and has 1 option to renew the lease for an additional 5 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

All references to “we,” “our,” “us” and the “Company” in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where the context indicates that the term means only Gladstone Commercial Corporation.

General

We are an externally-advised real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 89 properties totaling 9.3 million square feet, which have a total gross and net carrying value, including intangible assets and properties held for sale, of $754.8 million and $632.0 million, respectively. We do not currently have any mortgage loan receivables outstanding.

Business Environment

The United States, or U.S., continues to see long-term signs of recovery as the unemployment rate continues to decline, housing starts and building permits have increased, and prices for single-family homes continue to increase because of a dwindling surplus in the housing market. However, various signs of weakness are still present in the U.S economy. Vacancy rates in certain markets are still higher than pre-recessionary levels as job growth has yet to return to all areas of the country. Although interest rates have risen significantly in the past year, they still remain near their historic lows. This continued low interest rate environment is leading to increasing competition for new acquisitions. However; concerns linger over the ability of the U.S. Congress to pass additional debt ceiling legislation prior to March 2015 given the budget impasse that resulted in the partial shutdown of the U.S. government in October 2013. The continued uncertainty surrounding the outcome of the U.S. government to raise the federal debt ceiling could cause the ratings agencies to lower the long-term sovereign credit rating on the U.S. again. The sovereign credit rating was previously lowered from “AAA” to “AA+” by Standard and Poor’s in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access both the debt and equity markets on favorable terms. In addition, a further decrease to the U.S. credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on one or more of our tenants, or our business, financial condition and results of operations.

We continue to focus on increasing our funds from operations, or FFO, by re-leasing vacant space in our portfolio and acquiring additional properties. As of March 31, 2014, we had two fully vacant buildings located in Baytown, Texas and Richmond, Virginia. The available space at these two properties comprised less than 1.0% of our total square footage as of March 31, 2014 and the annual carrying costs are approximately $0.3 million. We continue to actively seek new tenants for both of these properties.

Our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our line of credit, or the Line of Credit. The market for long-term mortgages continues to improve and long-term mortgages have become more obtainable. The collateralized mortgage backed securities, or CMBS, market has recovered, but it is more conservative and restrictive than it was prior to the recession and uncertainty with regard to interest rates has made the CMBS market less predictable. We continue to look to regional banks, insurance companies and other non-bank lenders, in addition to the CMBS market to issue mortgages to finance our real estate activities.

In addition to leverage, we were active in the equity markets during the first quarter of 2014 by issuing shares of common stock under our at-the-market program, or ATM Program, pursuant to an open market sale agreement with Jefferies, LLC, or Jefferies, discussed in more detail below.

Recent Developments

2014 Investment Activities

The following is a summary of our recent acquisitions:

Allen and Colleyville, Texas: On March 27, 2014, we acquired two office buildings, totaling 42,000 square feet, located in Allen and Colleyville, Texas for a total of $10.0 million, excluding related acquisition expenses of $0.05 million. We funded these acquisitions with existing cash on hand as well as assuming $6.3 million of existing mortgage debt on the properties. The tenant has leased both properties for 12 years and has 4 options to renew the lease for additional periods of 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.0 million.

Rancho Cordova, California: On April 22, 2014, we acquired a 61,358 square foot office building located in Rancho Cordova, California for $8.2 million, excluding related acquisition expenses of $0.05 million. We funded this acquisition with existing cash on hand and the issuance of $4.9 million of mortgage debt on the property. The tenant has leased the property for 10 years and has 1 option to renew the lease for an additional 5 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.7 million.

2014 Sale Activity

Sterling Heights, Michigan: The tenant in our property located in Sterling Heights, Michigan exercised their right of first refusal, after receiving an unsolicited offer from a third party, to acquire this property. We expect the transaction to close in the next 60 days and have accordingly classified this property as held for sale. We considered this asset to be non-core to our long-term strategy and plan to re-deploy the proceeds consistent with our current acquisition strategy.

2014 Financing Activities

The following is a summary of our recent financings:

Wells Fargo: On March 27, 2014, through two wholly-owned subsidiaries, we assumed $6.3 million pursuant to a long-term note payable from Wells Fargo, which is collateralized by a security interest in two of our properties. The note accrues interest at a fixed rate of 5.583% per year and the note has a maturity date of February 2016. We assumed the note in connection with the acquisition of the two properties located in Allen and Colleyville, Texas.

KeyBank Line of Credit: On March 28, 2014, we amended our Line of Credit to extend the maturity date one additional year to August 2017. We also modified certain terms under the Line of Credit, including the calculation of the total asset value and unencumbered asset value. The applicable LIBOR margins were also reduced by 25 basis points at each pricing level. As a result of these modifications, the availability under our line of credit increased by $1.3 million.

KeyBank: On April 22, 2014, through a wholly-owned subsidiary, we borrowed $4.9 million pursuant to a long-term note payable from KeyBank National Association, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 4.9% per year and we may not repay this note prior to the last three months of the term, or we would be subject to a prepayment penalty. The note has a maturity date of May 1, 2024. We used the proceeds from the note to acquire the property in Rancho Cordova, California on the same date.

2014 Leasing Activities

Newburyport, Massachusetts: On April 4, 2014, our tenant occupying our Newburyport, Massachusetts property notified us of their intention not to exercise their renewal option. The tenant will continue paying rent and operating expenses through the lease termination date of April 30, 2015.

2014 Equity Activities

The equity issuances summarized below were issued under our universal shelf registration statement (File No. 333-190931) that was effective and on file with the Securities and Exchange Commission at the time of each respective issuance.

ATM Program: During the three months ended March 31, 2014, we raised approximately $7.2 million in net proceeds under our ATM Program with Jefferies. Proceeds from this offering were used to acquire real estate and for general corporate purposes. Under this agreement we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). Sales of shares of our common stock through Jefferies will be executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market, or the NASDAQ, or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Jefferies, including a combination of any of these transactions.

Senior Common Equity: During the three months ended March 31, 2014, we sold 25,625 shares of our senior common stock at $15.00 per share in an ongoing best-efforts public offering and issued 2,795 shares of our senior common stock under the Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission were $0.3 million. We can issue up to 3,000,000 shares of senior common stock and the offering will continue until the earlier of March 28, 2015 or the date on which a total of 3,000,000 shares of senior common stock are sold. Proceeds from this offering were used to acquire real estate and for general corporate purposes.

Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. The table below reflects the breakdown of our total rental income by tenant industry classification for the three months ended March 31, 2014 and 2013, respectively (dollars in thousands):

	For the three months ended March 31,
	2014		2013
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$3,069	18.5%	$2,334	17.0%
Automobile	2,296	13.8	632	4.6
Healthcare	1,875	11.3	1,379	10.1
Electronics	1,378	8.3	1,009	7.4
Personal, Food & Miscellaneous Services	1,332	8.0	1,235	9.0
Diversified/Conglomerate Manufacturing	916	5.5	914	6.7
Chemicals, Plastics & Rubber	839	5.1	789	5.8
Beverage, Food & Tobacco	748	4.5	761	5.6
Personal & Non-Durable Consumer Products	651	3.9	644	4.7
Machinery	583	3.5	565	4.1
Buildings and Real Estate	542	3.3	538	3.9
Containers, Packaging & Glass	521	3.1	586	4.3
Printing & Publishing	460	2.8	473	3.5
Oil & Gas	319	1.9	319	2.3
Diversified/Conglomerate Services	311	1.9	311	2.3
Banking	289	1.7	287	2.1
Education	164	1.0	612	4.5
Childcare	160	1.0	146	1.1
Home & Office Furnishings	132	0.8	132	1.0

	$16,585	100.0%	$13,666	100.0%

The table below reflects the breakdown of our total rental income by state for the three months ended March 31, 2014 and 2013, respectively (dollars in thousands):

	For the three months ended March 31,			For the three months ended March 31,
	2014			2013
State	Number of Leases	Rental Revenue	% of Base Rent	Number of Leases	Rental Revenue	% of Base Rent
Texas	9	$2,535	15.3%	5	$1,041	7.6%
Ohio	14	2,319	14.0%	14	2,332	17.1%
North Carolina	7	1,210	7.3%	7	1,198	8.8%
Minnesota	4	1,180	7.1%	3	812	5.9%
South Carolina	2	1,115	6.7%	2	1,116	8.2%
All Other States	39	8,226	49.6%	35	7,167	52.4%

Total	75	$16,585	100%	66	$13,666	100%

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

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income (including impairment charges), or total common stockholders’ equity, and for an incentive fee based on FFO. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common with other externally-advised REITs; however, our Adviser may earn fee income from our borrowers or tenants or other sources.

For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock and senior common stock, but FFO does not include any unrealized capital gains or losses (including impairment charges). The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeds 1.75%, or the hurdle rate, of total common stockholders’ equity. We pay our Adviser an incentive fee with respect to our pre-incentive fee FFO quarterly as follows:

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our Line of Credit agreement which limits distributions to our stockholders to 100% of FFO with acquisition-related costs that are required to be expensed under ASC 805, Business Combinations, added back to FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the three months ended March 31, 2014 and 2013, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our condensed consolidated financial statements included elsewhere in this Form 10-Q. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes to our critical accounting policies during the quarter ended March 31, 2014.

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

Asset Impairment Evaluation

We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. In determining if impairment exists, our Adviser considers such factors as our tenants’ payment histories, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industries in which our tenants operate and whether the carrying value of our real estate has decreased. If any of the factors above indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying amount of such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate the holding periods of the properties and cap rates using information that we obtain from market comparability studies and other comparable sources. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value, less cost to sell, based on our best estimate of the property’s discounted future cash flows using assumptions from market participants. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss that we would recognize.

Using the methodology discussed above we evaluated our entire portfolio as of March 31, 2014 for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. Subsequently, we concluded that our Roseville, Minnesota property was impaired as of March 31, 2014. We determined that the expected undiscounted cash flows based upon a revised estimated holding period of this property was below the current carrying value. The estimated holding period was revised after a potential tenant that we were anticipating to lease a large portion of the vacant space, during the three months ended March 31, 2014, did not execute a lease on the property. Consequently, we revised the holding period to coincide with maturity of the mortgage loan on the property in June 2014. Accordingly, we reduced the carrying value of this property to its estimated fair value, less cost to sell, and we recognized an impairment loss of $14.0 million during the three months ended March 31, 2014.

Our property located in South Hadley, Massachusetts is at risk to become impaired in the future. We recently extended the lease on the property in South Hadley Massachusetts for one year, and it now expires in January 2015. There is a possibility we may have to impair this property in 2014 if we do not negotiate another lease extension on this building or find a replacement tenant.

We will continue to monitor our portfolio for any other indicators of impairment. There have been no other impairments recognized on our real estate assets since inception.

Results of Operations

The weighted-average yield on our total portfolio, which was 9.0% as of March 31, 2014, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2014 and 2013 is below (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2014	2013	$ Change	% Change
Operating revenues
Rental revenue	$16,585	$13,666	$2,919	21%
Tenant recovery revenue	551	369	182	49%

Total operating revenues	17,136	14,035	3,101	22%

Operating expenses
Depreciation and amortization	6,720	4,901	1,819	37%
Property operating expenses	1,330	737	593	80%
Acquisition related expenses	110	185	(75)	-41%
Base management fee	625	353	272	77%
Incentive fee	1,240	931	309	33%
Administration fee	492	362	130	36%
General and administrative	466	389	77	20%
Impairment charge	13,958	—	13,958	100%

Total operating expenses before credit to incentive fee	24,941	7,858	17,083	217%

Credit to incentive fee	(1,205)	(585)	(620)	106%

Total operating expenses	23,736	7,273	16,463	226%

Other income (expense)
Interest expense	(6,275)	(5,661)	(614)	11%
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	—	0%
Other income	47	18	29	161%

Total other expense	(6,914)	(6,329)	(585)	9%

Net (loss) income	(13,514)	433	(13,947)	-3221%

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)	—	0%
Distributions attributable to senior common stock	(100)	(53)	(47)	89%

Net loss attributable to common stockholders	$(14,637)	$(643)	$(13,994)	2176%

Net loss attributable to common stockholders per weighted average share of common stock - diluted	$(0.93)	$(0.06)	$(0.87)	1450%

FFO available to common stockholders	$6,041	$4,258	$1,783	42%

FFO per weighted average share of common stock - diluted	$0.38	$0.37	$0.01	3%

Operating Revenues

Rental revenues increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, because of the eight properties acquired subsequent to March 31, 2013.

Tenant recovery revenue increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This increase was primarily due to reimbursements from our tenant in our partially vacant building located in Roseville, Minnesota.

Operating Expenses

Depreciation and amortization expenses increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, because of the eight properties acquired subsequent to March 31, 2013.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily because of an increase in overhead (maintenance, repair and utilities) expenses at our partially vacant Roseville, Minnesota building.

Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses decreased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, because of lower costs incurred for acquisitions in 2014 as compared to 2013.

The base management fee increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to an increase in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”

The incentive fee increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was due to an increase in rental revenues from the properties acquired over the past year, which was partially offset by an increase in property operating and interest expenses during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The impairment loss recorded during the three months ended March 31, 2014 is not included in the calculation of the incentive fee because it is an unrealized loss.

The incentive fee credit increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, because of an increase in the amount of common dividends paid from the shares issued during the past year coupled with higher expenses at our vacant properties. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as a result of an increase in the amount of the total expenses our Administrator incurred during the three months ended March 31, 2014, coupled with a larger percentage of the fee being allocated to us as a result of our higher total assets in comparison to the other funds managed by our Administrator during the three months ended March 31, 2014. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as a result of an increase in professional fees related to tax and audit services from the increase in our portfolio and timing of fees incurred related to our annual report and proxy.

Other Income and Expenses

Interest expense increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This increase was primarily a result of interest on the $82.6 million of mortgage debt assumed and issued during the past 12 months, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the three months March 31, 2013.

Other income increased during the three months ended March 31, 2014, as compared to the year ended March 31, 2013, because of an increase in management fees collected from certain of our tenants.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily because of the impairment loss recognized during the three months ended March 31, 2014 and, to a lesser extent, due to increased interest expense, property operating expenses and depreciation expense, partially offset by an increase in rental income earned from the eight properties acquired during the past 12 months.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at March 31, 2014, was $24.7 million, including $5.8 million in cash and cash equivalents and an available borrowing capacity of $18.9 million under our Line of Credit.

Future Capital Needs

We actively seek conservative investments that are likely to produce income to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial, commercial and retail real property, make mortgage loans, or pay down outstanding borrowings under our Line of Credit. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and on borrowings under our Line of Credit, and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and borrowings under our Line of Credit and fund our current operating costs in the near term. Additionally, to satisfy our short-term obligations, we may request credits to our management fees that are issued from our Adviser, although our Adviser is under no obligation to provide any such credits, either in whole or in part. Historically, our Adviser has provided such partial credits to our management fees on a quarterly basis. We further believe that our cash flow from operations coupled with the financing capital available to us in the future are sufficient to fund our long-term liquidity needs.

Equity Capital

During the three months ended March 31, 2014, we raised $7.3 million of common equity under our ATM Program, or $7.2 million in net proceeds, at an average share price of $17.48. Furthermore, we raised $0.3 million in net proceeds of senior common equity. We used these proceeds to acquire additional real estate and for general corporate purposes.

As of today, we have the ability to raise up to $266.0 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-190931), or the Universal Shelf, in one or more future public offerings. Of the $266.0 million of available capacity under our Universal Shelf, $3.6 million of common stock is reserved for additional sales under our ATM Program and $47.5 million is reserved for sales of our senior common stock.

Debt Capital

As of March 31, 2014, we had mortgage notes payable in the aggregate principal amount of $426.8 million, collateralized by a total of 72 properties with terms at issuance ranging from 4 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2014 was 5.4%.

The CMBS market has recovered; see the discussion in “Business Environment” above. Specifically, we continue to see banks and other non-bank lenders willing to issue 10-year mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $22.8 million payable during the remainder of 2014 and $42.6 million payable during 2015. The 2014 principal amounts payable include both amortizing principal payments and a balloon principal payment due in June 2014 of $17.5 million on our property that we impaired during the quarter. We are currently in conversations with the lender in advance of the maturity in June 2014 for a mutually acceptable solution. We intend to pay the remaining 2014 debt amortization payments from operating cash flow and borrowings under our Line of Credit.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2014, was $6.2 million, as compared to net cash provided by operating activities of $3.1 million for the three months ended March 31, 2013. This increase was primarily a result of an increase in rental income received from the properties acquired in the past 12 months, partially offset by the loss of rental income from vacancies in our portfolio and property operating expenses we are responsible for at certain of our vacant properties. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2014, was $6.3 million, which primarily consisted of the acquisition of two properties and tenant improvements performed at certain of our properties during the three months ended March 31, 2014, as compared to net cash used in investing activities during the three months ended March 31, 2013, of $5.3 million, which primarily consisted of the acquisition of one property, coupled with tenant improvements performed at certain of our properties.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2014, was $2.6 million, which primarily consisted of distributions paid to our stockholders and principal repayments on mortgage notes payable, partially offset by proceeds from the sale of common stock. Net cash provided by financing activities for the three months ended March 31, 2013, was $4.0 million, which primarily consisted of proceeds from the sale of common stock, net borrowings on our Line of Credit and proceeds from the issuance of mortgage notes payable, partially offset by distributions paid to our stockholders and principal repayments on mortgage notes payable.

Line of Credit

In August 2013, we procured the $60.0 million Line of Credit, with Keybank National Association serving as a revolving lender, a letter of credit issuer and an administrative agent and Citizens Bank of Pennsylvania as an additional lender. Comerica Bank was subsequently added as an additional lender in

December 2013. On March 28, 2014, we amended our Line of Credit to extend the maturity date a year to August 2017. We also modified certain terms under the Line of Credit, including the calculation of the total asset value and unencumbered asset value. The applicable LIBOR margins were also reduced 25 basis points at each pricing level. As a result of these modifications, the availability under our line of credit increased by $1.3 million.

The Line of Credit initially matures in August 2017; however, we have a one-year extension option subject to the payment of an extension fee equal to 25 basis points on the initial maturity date and certain other customary conditions.

The Line of Credit has a letter of credit sublimit of up to $20.0 million. In addition, we may expand the Line of Credit up to a total of $75.0 million upon satisfaction of certain conditions and payment of the associated up front and arrangement fees at the time of such increase. The interest rate per annum applicable to the Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.0%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of $0.03 million per year and an unused commitment fee of 25 basis points per year, which accrues quarterly. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 100% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under the Line of Credit is based on a percentage of the value of a pool of unencumbered properties, which must meet agreed upon eligibility standards.

If and when long-term mortgages are arranged for properties in the unencumbered pool, the banks will reduce the availability under the Line of Credit by the amount advanced against that property’s value. Conversely, as we purchase new properties meeting the eligibility standards, we may add these new properties to the unencumbered pool to obtain additional availability under the Line of Credit. The availability under the Line of Credit is also reduced by letters of credit used in the ordinary course of business. We may use the advances under the Line of Credit for both general corporate purposes and the acquisition of new investments.

As of March 31, 2014, there was $24.1 million outstanding under our Line of Credit at an interest rate of approximately 3.2% and $10.3 million outstanding under letters of credit at a weighted average interest rate of 3.0%. As of April 28, 2014, the maximum additional amount we could draw was $21.8 million. Our ability to increase the availability under our Line of Credit is dependent upon us adding additional properties to the unencumbered pool, which must meet predetermined eligibility standards. We were in compliance with all covenants under the Line of Credit as of March 31, 2014.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2014 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$488,635	$24,934	$208,404	$77,046	$178,251
Interest on Debt Obligations (2)	122,050	24,369	42,944	21,177	33,560
Operating Lease Obligations (3)	6,886	369	825	833	4,859
Purchase Obligations (4)	3,635	3,635	—	—	—

Total	$621,206	$53,307	$252,173	$99,056	$216,670

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $24.1 million of the debt obligation due in 2017, mortgage notes payable that were outstanding as of March 31, 2014, and amounts due to the holders of our Term Preferred Stock.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of March 31, 2014.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, and Springfield, Missouri properties.
(4)	Purchase obligations consist of $3.3 million for the nine months remaining in 2014 to fund the expansion of the premises in our Canton, NC property, and $0.3 million of tenant improvements at three other properties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2014 and 2013, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31, (Dollars in Thousands, Except Per Share Amounts)
	2014	2013
Net (loss) income	$(13,514)	$433
Less: Distributions attributable to preferred and senior common stock	(1,123)	(1,076)

Net loss attributable to common stockholders	$(14,637)	$(643)

Adjustments:
Add: Real estate depreciation and amortization	6,720	4,901
Add: Impairment charge	13,958	—

FFO available to common stockholders	$6,041	$4,258

Weighted average common shares outstanding - basic	15,746,714	11,230,647
Weighted average common shares outstanding - diluted	16,063,693	11,362,666

Basic FFO per weighted average share of common stock	$0.38	$0.38

Diluted FFO per weighted average share of common stock	$0.38	$0.37

Distributions declared per share of common stock	$0.375	$0.375

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks. Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Line of Credit is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into a derivative contract with Wells Fargo to cap interest rates for the variable rate note payable on our Champaign, Illinois property. We paid a fee of $0.03 million to cap LIBOR rates at 3.0%, to limit our exposure to interest rates on this note payable.

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2014, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of March 31, 2014. As of March 31, 2014, our effective average LIBOR was 0.152%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$327	$(327)
2% Increase to LIBOR	655	(655)
3% Increase to LIBOR	941	(941)

As of March 31, 2014, the fair value of our mortgage debt outstanding was $429.6 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at March 31, 2014, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $21.7 million and $12.8 million, respectively.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed by us with the Securities and Exchange Commission on February 18, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-A12B (File No. 001-33097), filed January 31, 2012.

10.1	First Amendment to Credit Agreement, dated as of March 28, 2014, by and among Gladstone Commercial Limited Partnership, as borrower, the Registrant and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association, as lender and administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed March 31, 2014.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date: April 28, 2014	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer and Treasurer

Date: April 28, 2014	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors