Form 10-Q
period 2014-06-30
GLADSTONE COMMERCIAL CORP
filed 2014-07-29
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of July 29, 2014 was 17,715,958

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gladstone Commercial Corporation

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Real estate, at cost	$684,001	$642,353
Less: accumulated depreciation	88,520	81,241

Total real estate, net	595,481	561,112

Lease intangibles, net	92,129	79,632
Cash and cash equivalents	2,367	8,546
Restricted cash	3,116	5,051
Funds held in escrow	12,811	8,653
Deferred rent receivable, net	20,590	18,905
Deferred financing costs, net	6,678	6,840
Other assets	2,358	1,786

TOTAL ASSETS	$735,530	$690,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$456,237	$422,602
Borrowings under line of credit	25,650	24,400
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	38,500	38,500
Deferred rent liability, net	5,703	6,015
Asset retirement obligation	3,747	3,884
Accounts payable and accrued expenses	6,498	2,359
Due to Adviser and Administrator (1)	1,737	1,360
Other liabilities	6,908	8,259

Total Liabilities	$544,980	$507,379

Commitments and contingencies (2)

STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 441,774 and 374,484 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 17,715,958 and 15,662,414 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	18	16
Additional paid in capital	332,850	298,751
Notes receivable - employee	(375)	(375)
Distributions in excess of accumulated earnings	(141,945)	(115,248)

Total Stockholders’ Equity	190,550	183,146

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$735,530	$690,525

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 8 “Commitments and Contingencies”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Operating revenues
Rental revenue	$17,620	$14,190	$34,205	$27,856
Tenant recovery revenue	770	68	1,321	437

Total operating revenues	18,390	14,258	35,526	28,293

Operating expenses
Depreciation and amortization	6,871	5,220	13,591	10,121
Property operating expenses	1,302	564	2,632	1,300
Acquisition related expenses	859	274	970	459
Base management fee (1)	666	451	1,291	804
Incentive fee (1)	1,527	933	2,767	1,864
Administration fee (1)	485	367	977	730
General and administrative	490	477	957	866
Impairment charge	—	—	13,958	—

Total operating expenses before credit to incentive fee	12,200	8,286	37,143	16,144

Credit to incentive fee (1)	(957)	(917)	(2,162)	(1,502)

Total operating expenses	11,243	7,369	34,981	14,642

Other income (expense)
Interest expense	(6,509)	(5,764)	(12,784)	(11,425)
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	(1,372)	(1,372)
Gain on sale of real estate	1,240	—	1,240	—
Other income	27	12	74	29

Total other expense	(5,928)	(6,438)	(12,842)	(12,768)

Net income (loss)	1,219	451	(12,297)	883

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)	(2,047)	(2,047)
Distributions attributable to senior common stock	(110)	(69)	(210)	(122)

Net income (loss) available (attributable) to common stockholders	$86	$(641)	$(14,554)	$(1,286)

Earnings (loss) per weighted average share of common stock - basic & diluted
Income (loss) from continuing operations (net of dividends attributable to preferred stock)	$0.01	$(0.05)	$(0.90)	$(0.11)

Net income (loss) available to common stockholders	$0.01	$(0.05)	$(0.90)	$(0.11)

Weighted average shares of common stock outstanding
Basic	16,547,793	12,380,402	16,149,467	11,808,701

Diluted	16,894,973	12,380,402	16,149,467	11,808,701

Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52

Weighted average shares of senior common stock outstanding - basic	421,312	261,754	404,243	233,633

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(12,297)	$883
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,591	10,121
Impairment charge	13,958	—
Gain on sale of real estate	(1,240)	—
Amortization of deferred financing costs	795	817
Amortization of deferred rent asset and liability, net	(178)	(157)
Amortization of discount and premium on assumed debt	(114)	(85)
Asset retirement obligation expense	(137)	64
Increase in other assets	(372)	(218)
Increase in deferred rent receivable	(1,778)	(1,689)
Decrease in accounts payable, accrued expenses, and amount due Adviser and Administrator	(1,004)	(1,664)
Increase (decrease) in other liabilities	585	(139)
Leasing commissions paid	(765)	(394)

Net cash provided by operating activities	11,044	7,539

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(64,764)	(33,488)
Improvements of existing real estate	(2,934)	(3,999)
Proceeds from sale of real estate	11,162	—
Receipts from lenders for funds held in escrow	1,287	1,529
Payments to lenders for funds held in escrow	(5,445)	(1,645)
Receipts from tenants for reserves	1,519	2,261
Payments to tenants from reserves	(3,423)	(1,158)
Decrease (increase) in restricted cash	1,935	(1,103)
Deposits on future acquisitions	(1,500)	(725)
Deposits applied against real estate investments	1,300	—

Net cash used in investing activities	(60,863)	(38,328)

Cash flows from financing activities:
Proceeds from issuance of equity	36,042	57,219
Offering costs	(2,028)	(3,183)
Borrowings under mortgage notes payable	27,535	3,700
Payments for deferred financing costs	(633)	(209)
Principal repayments on mortgage notes payable	(4,182)	(3,560)
Principal repayments on employee notes receivable	—	35
Borrowings from line of credit	44,250	23,700
Repayments on line of credit	(43,000)	(37,500)
Decrease in security deposits	(31)	—
Distributions paid for common, senior common and preferred stock	(14,313)	(10,936)

Net cash provided by financing activities	43,640	29,266

Net decrease in cash and cash equivalents	(6,179)	(1,523)
Cash and cash equivalents, beginning of period	8,546	5,546

Cash and cash equivalents, end of period	$2,367	$4,023

NON-CASH OPERATING, INVESTING AND FINANCING INFORMATION
Fixed rate principal debt assumed in connection with acquisitions	$10,147	$—

Senior common dividend issued in the dividend reinvestment program	$87	$52

Capital improvements included in accounts payable and accrued expenses	$5,521	$—

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

Gladstone Commercial Lending, LLC, a Delaware limited liability company, or Gladstone Commercial Lending, a subsidiary of ours, was created to conduct all operations related to real estate mortgage loans of the Company. As the Operating Partnership currently owns all of the membership interests of Gladstone Commercial Lending, the financial position and results of operations of Gladstone Commercial Lending are consolidated with ours.

Gladstone Commercial Advisers, Inc., a Delaware corporation, or Commercial Advisers, and a wholly-owned subsidiary of ours, is a taxable REIT subsidiary, or TRS, which was created to collect any non-qualifying income related to our real estate portfolio. There has been no such income earned to date. Since we own 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated with ours.

GCLP Business Trust I and GCLP Business Trust II, each a subsidiary and business trust of ours, were formed under the laws of the Commonwealth of Massachusetts on December 28, 2005. We transferred our 99% limited partnership interest in the Operating Partnership to GCLP Business Trust I in exchange for 100 shares of the trust. Gladstone Commercial Partners, LLC transferred its 1% general partnership interest in the Operating Partnership to GCLP Business Trust II in exchange for 100 trust shares.

All further references herein to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

Interim Financial Information

Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission on February 18, 2014. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Real Estate and Lease Intangibles

We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the estimated useful life, or 39 years, for buildings and improvements, 5 to 20 years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification, or ASC, 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition. Other of our acquisitions involve the acquisition of properties that are already being operated as rental properties, which we will generally consider to be a business combination under ASC 805. Business combination guidance is generally applicable to us when properties are acquired with leases in place at the time of acquisition. When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt assumed and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to an acquisition accounted for as a business combination to be expensed as incurred, rather than capitalized into the cost of the acquisition.

Management’s estimates of fair value are made using methods similar to those used by independent appraisers (e.g. discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. In estimating carrying costs, management also includes lost reimbursement of real estate taxes, insurance and other operating expenses as well as estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which primarily range from 9 to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $4.6 million and $9.0 million for the three and six months ended June 30, 2014, respectively, and $3.6 million and $7.0 million for the three and six months ended June 30, 2013, respectively.

Above-market and below-market in-place lease fair values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.1 million for both the three and six months ended June 30, 2014 and 2013, respectively. The capitalized below-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2013, respectively.

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

The value of in-place leases and lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values would be charged to rental income and the unamortized portion of in-place lease values, lease origination costs and customer relationship intangibles will be immediately charged to amortization expense. Total amortization expense related to these intangible assets and liabilities was $2.3 million and $4.7 million for the three and six months ended June 30, 2014, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2013, respectively.

Impairment Charges

We account for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists or that depreciation periods should be modified. If circumstances indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as each tenant’s payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate, whether there are indications that the fair value of the real estate has decreased and our intended holding period of the property. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value, less cost to sell, of the property. We evaluate our entire portfolio of properties each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $0.3 million and $0.6 million for deferred financing costs during the three and six months ended June 30, 2014, respectively, and payments of $0.1 million and $0.2 million during the three and six months ended June 30, 2013, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $0.4 million and $0.8 million for both the three and six months ended June 30, 2014 and 2013, respectively.

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

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted over the life of the leases for the respective properties. There were no liabilities accrued during the six months ended June 30, 2014 and 2013, respectively. We recorded expenses of $0.04 million and $0.07 million during the three and six months ended June 30, 2014, respectively, and $0.03 million and $0.06 million during the three and six months ended June 30, 2013, respectively, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.2 million and the discount rates used in the calculations range from 2.5% to 7.6%. We do not expect to make any payments in conjunction with these obligations in each of the next five years.

Comprehensive Loss

For the three and six months ended June 30, 2014 and 2013, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in the accompanying condensed consolidated financial statements.

Recently Issued Accounting Guidance

The Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. This standard is effective for our fiscal year beginning January 1, 2015; however, the FASB has permitted early adoption beginning with the first quarter of 2014. We adopted this standard as of March 31, 2014. We anticipate the adoption will result in most disposals not qualifying for discontinued operations presentation.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards, “Revenue from Contracts with Customers (ASC 606).” The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. This standard is effective for our fiscal year beginning January 1, 2017 and we are currently evaluating any impact from adoption.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The management and administrative services and fees under the Advisory and Administration Agreements are described below. At June 30, 2014 and December 31, 2013, $1.7 million and $1.4 million, respectively, was collectively due to our Adviser and Administrator.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income (including impairment charges), or common stockholders’ equity, and an incentive fee based on funds from operations, or FFO. For the three and six months ended June 30, 2014, we recorded a base management fee of $0.7 million and $1.3 million, respectively, and for the three and six months ended June 30, 2013, we recorded a base management fee of $0.5 million and $0.8 million, respectively.

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

For the three and six months ended June 30, 2014, we recorded an incentive fee of $1.5 million and $2.8 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $1.0 million and $2.2 million, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2014, of $0.5 million and $0.6 million, respectively. For the three and six months ended June 30, 2013, we recorded an incentive fee of $0.9 million and $1.9 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.9 million and $1.5 million, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2013, of $0.0 million and $0.4 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the three and six months ended June 30, 2014 and 2013, to support the current level of distributions to all classes of our stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer and treasurer, chief compliance officer, general counsel and secretary, and their respective staffs. Our general counsel and secretary also serves as our Administrator’s president. Our allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by the Adviser under similar agreements. For the three and six months ended June 30, 2014, we recorded an administration fee of $0.5 million and $1.0 million, respectively, and for the three and six months ended June 30, 2013, we recorded an administration fee of $0.4 million and $0.7 million, respectively.

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

Dealer Manager Agreement

In connection with the offering of our senior common stock (see Note 9, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of senior common stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of senior common stock sold. Gladstone Securities, in its sole and absolute discretion, may re-allocate all of its selling commissions attributable to a participating broker-dealer and may also re-allocate a portion of its dealer manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we have agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.05 million and $0.1 million of payments during the three and six months ended June 30, 2014 respectively, and we made approximately $0.1 million and $0.2 million of payments during the three and six months ended June 30, 2013, respectively, to Gladstone Securities pursuant to this agreement, which are reflected as a component of senior common stock costs in the statement of stockholders’ equity. The Dealer Manager Agreement currently is scheduled to terminate on the earlier of (i) March 28, 2015 or (ii) the date on which 3,000,000 shares of senior common stock are sold pursuant to the Dealer Manager Agreement.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.5% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees of $0.07 million during the three and six months ended June 30, 2014. We did not pay any financing fees during the three and six months ended June 30, 2013. The agreement, which was scheduled to terminate on August 31, 2014, was renewed for another year at the approval of our Board of Directors. It is now scheduled to terminate on August 31, 2015, unless renewed or earlier terminated.

3. Earnings (Loss) per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2014 and 2013, respectively. We computed basic earnings (loss) per share for the three and six months ended June 30, 2014 and 2013, respectively, using the weighted average number of shares outstanding during the periods. Diluted earnings (loss) per share for the three and six months ended June 30, 2014 and 2013, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance(dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Calculation of basic earnings (loss) per share of common stock:

Net earnings (loss) available (attributable) to common stockholders	$86	$(641)	$(14,554)	$(1,286)

Denominator for basic weighted average shares of common stock	16,547,793	12,380,402	16,149,467	11,808,701

Basic earnings (loss) per share of common stock	$0.01	$(0.05)	$(0.90)	$(0.11)

Calculation of diluted earnings (loss) per share of common stock:

Net income (loss) available (attributable) to common stockholders	$86	$(641)	$(14,554)	$(1,286)
Add: Income impact of assumed conversion of senior common stock (1)	110	—	—	—

Net income (loss) available (attributable) to common stockholders plus assumed conversions	$196	$(641)	$(14,554)	$(1,286)

Denominator for basic weighted average shares of common stock	16,547,793	12,380,402	16,149,467	11,808,701
Effect of convertible senior common stock (1)	347,180	—	—	—

Denominator for diluted weighted average shares of common stock	16,894,973	12,380,402	16,149,467	11,808,701

Diluted earnings (loss) per share of common stock	$0.01	$(0.05)	$(0.90)	$(0.11)

(1)	We excluded convertible senior common shares of 332,608 from the calculation of diluted earnings per share for the six months ended June 30, 2014 because it was anti-dilutive. We also excluded 195,759, and 180,753, from the calculation of diluted earnings per share for the three and six months ended June 30, 2013, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Real estate:
Land	$83,352	$79,153
Building and improvements	561,138	527,230
Tenant improvements	39,511	35,970
Accumulated depreciation	(88,520)	(81,241)

Real estate, net	$595,481	$561,112

2014 Real Estate Activity

During the six months ended June 30, 2014, we acquired six properties, which are summarized in the table below (dollars in thousands):

Location	Acquisition Date	Square Footage	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized Straight Line Rent	Debt Issued & Assumed

Allen, TX	3/27/2014	21,154	12 Years	4 (5 years each)	$5,525	$29	$570	$3,481
Colleyville, TX	3/27/2014	20,355	12 Years	4 (5 years each)	4,523	29	467	2,849
Rancho Cordova, CA	4/22/2014	61,358	10 Years	1 (5 year)	8,225	65	902	4,935
Coppell, TX	5/8/2014	21,171	12 Years	4 (5 years each)	5,838	22	601	3,816
Columbus, OH	5/13/2014	114,786	9.5 Years	N/A	11,800	65	1,278	N/A
Taylor, PA	6/9/2014	955,935	10 Years	4 (5 years each)	39,000	714	3,400	22,600

Total		1,194,759			$74,911	$924	$7,218	$37,681

In accordance with ASC 805, we determined the fair value of the acquired assets related to the six properties acquired during the six months ended June 30, 2014 as follows (in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Premium on Assumed Debt	Total Purchase Price

Allen, TX	$874	$3,509	$125	$598	$273	$218	$—	$—	$(72)	$5,525
Colleyville, TX	1,277	2,307	117	486	220	181	—	(6)	(59)	4,523
Rancho Cordova, CA	752	5,898	278	473	546	278	—	—	—	8,225
Coppell, TX	1,448	3,221	128	636	293	230	—	—	(118)	5,838
Columbus, OH	990	6,080	1,937	823	719	990	261	—	—	11,800
Taylor, PA	3,102	24,449	956	6,171	1,452	2,870	—	—	—	39,000

	$8,443	$45,464	$3,541	$9,187	$3,503	$4,767	$261	$(6)	$(249)	$74,911

Below is a summary of the total revenue and earnings recognized on the six properties acquired during the three and six months ended June 30, 2014 (dollars in thousands):

		For the three months ended June 30,		For the six months ended June 30,
		2014		2014
Location	Acquisition Date	Rental Revenue	Earnings (1)	Rental Revenue	Earnings (1)

Allen, TX	3/27/2014	$142	$81	$150	$86
Colleyville, TX	3/27/2014	117	67	123	71
Rancho Cordova, CA	4/22/2014	173	65	173	65
Coppell, TX	5/8/2014	89	52	89	52
Columbus, OH	5/13/2014	167	68	167	68
Taylor, PA	6/9/2014	208	98	208	98

		$896	$431	$910	$440

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the six properties acquired during the three and six months ended June 30, 2014 were acquired as of the beginning of the previous period. The pro-forma earnings for the three and six months ended June 30, 2014 and 2013 were adjusted to assume that acquisition-related costs were incurred as of the beginning of the previous period (dollars in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014		2013
	(unaudited)		(unaudited)

Operating Data:
Total operating revenue	$19,339	$18,822	$38,316		$37,628
Total operating expenses	(10,986)	(11,090)	(35,799	)(1)	(21,608)
Other expenses	(6,202)	(7,566)	(13,655)		(15,355)

Net income (loss)	2,151	166	(11,138)		665
Dividends attributable to preferred and senior common stock	(1,133)	(1,092)	(2,257)		(2,169)

Net income (loss) available (attributable) to common stockholders	$1,018	$(926)	$(13,395)		$(1,504)

Share and Per Share Data:
Basic and diluted earnings (loss) per share of common stock	$0.06	$(0.07)	$(0.83)		$(0.13)
Weighted average shares outstanding-basic	16,547,793	12,380,402	16,149,467		11,808,701
Weighted average shares outstanding-diluted	16,894,973	12,380,402	16,149,467		11,808,701

(1)	$14.0 million relates to the impairment charge recorded in operating expenses during the three months ended March 31, 2014.

2013 Real Estate Activity

During the six months ended June 30, 2013, we acquired three properties and completed an expansion of one property, which are summarized below (dollars in thousands):

Location	Acquisition/ Expansion Date	Square Footage	Lease Term	Renewal Options	Total Purchase/ Expansion Price	Acquistion Expenses	Annualized Straight Line Rent	Debt Issued

Egg Harbor Township, NJ	3/28/2013	29,257	10 years	1 (5 years)	$5,650	$152	$490	$3,700

Clintonville, WI (1)	4/11/2013	102,400	15 years	N/A	3,250	N/A	961	—

Vance, AL	5/8/2013	170,000	10 years	2 (5 year options)	13,388	186	1,173	—

Blaine, MN	5/10/2013	92,275	6.9 years	2 (5 year options)	14,450	79	1,475	—

Total		393,932			$36,738	$417	$4,099	$3,700

(1)	The Clintonville, WI property was originally acquired in November 2005 for $5.3 million. After the expansion completed in April 2013, the total investment in the property is $8.6 million.

In accordance with ASC 805, we determined the fair value of acquired assets related to the three properties acquired during the six months ended June 30, 2013 as follows (in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Total Purchase Price

Egg Harbor Township, NJ	$1,627	$2,735	$282	$558	$189	$259	$5,650
Vance, AL	457	9,721	808	1,097	678	627	13,388
Blaine, MN	1,060	9,347	1,172	1,361	694	816	14,450

	$3,144	$21,803	$2,262	$3,016	$1,561	$1,702	$33,488

Below is a summary of the total revenue and earnings recognized on the three properties acquired during the six months ended June 30, 2013 (dollars in thousands):

Location	Acquisition Date	For the three months ended June 30, 2013		For the six months ended June 30, 2013
		Rental Revenue	Earnings (1)	Rental Revenue	Earnings (1)

Egg Harbor Township, NJ	3/28/2013	$122	$69	$128	$72
Vance, AL	5/8/2013	170	70	170	70
Blaine, MN	5/10/2013	210	94	210	94

		$502	$233	$508	$236

(1)	Earnings is calculated as net income less interest expense and acquisition related costs that are required to be expensed under ASC 805.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2014 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Six Months ending December 31, 2014	$34,255
2015	65,830
2016	63,228
2017	62,763
2018	61,125
2019	61,469
Thereafter	274,216

Significant Existing Real Estate Activity

On April 4, 2014, our tenant occupying our Newburyport, Massachusetts property notified us of their intention not to exercise their renewal option as the tenant is relocating to Rhode Island. The tenant will continue paying rent and operating expenses through the lease termination date of April 30, 2015.

On May 6, 2014, we extended the lease with the tenant occupying our property located in Austin, Texas. The lease covering this property was extended for an additional eight years, through June 2022. The lease was originally set to expire in June 2015. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.7 million. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and will pay $1.3 million in tenant improvements between now and second quarter 2015.

On June 11, 2014, we extended the lease with the tenant occupying our property located in Burnsville, Minnesota. The new lease covers approximately two-thirds of the space and was extended for an additional eight years, through January 2023. The lease was originally set to expire in June 2015. The tenant in this property will continue to pay rent on the entire building through June 2015, and we are working to identify tenants to lease the remainder of the building. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.0 million. Rental income per square foot increased 14% from the previous lease. The lease grants the tenant two options to extend the lease for an additional 3 years each. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.5 million in leasing commissions, and will pay $3.3 million in tenant improvements between now and first quarter 2015.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class (dollars in thousands):

	June 30, 2014		December 31, 2013
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization

In-place leases	$56,521	$(17,205)	$47,442	$(15,158)
Leasing costs	35,251	(10,680)	31,339	(9,323)
Customer relationships	39,896	(11,654)	35,739	(10,407)

	$131,668	$(39,539)	$114,520	$(34,888)

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2014 and 2013, respectively, were as follows

Intangible Assets & Liabilities	2014	2013
In-place leases	10.7	9.3
Leasing costs	10.7	9.3
Customer relationships	15.6	14.2
Above market leases	8.2	—
Below market leases	11.9	—

All intangible assets & liabilities	12.2	10.9

The estimated aggregate amortization expense for the remainder of 2014 and for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Estimated Amortization Expense
Six Months ending December 31, 2014	$5,834
2015	11,395
2016	10,732
2017	10,539
2018	10,251
2019	10,243
Thereafter	33,135

5. Real Estate Held for Sale and Impairment Charges

Real Estate Held for Sale

As of March 31, 2014, we classified our property located in Sterling Heights, Michigan as held for sale under the provisions of ASC 360-10, which requires that the assets and liabilities of any properties which are held for sale, be presented separately in our condensed consolidated balance sheet in the current period presented. On June 6, 2014, we sold the property to the tenant currently occupying the building for $11.4 million and recognized a gain of $1.2 million on the sale.

The table below summarizes the components of income from real estate and related assets held for sale for the three and six months ended June 30, 2014 and June 30, 2013, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Operating revenue	$215	$292	$507	$583

Operating expense	1	57	40	114

Income from real estate and related assets held for sale	$214	$235	$467	$469

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

We also determined our property located in South Hadley, Massachusetts is at risk to become impaired in the future. We recently extended the lease on the property for one year, and it now expires in January 2015. There is a possibility we may have to impair this 150,000 square foot industrial property in 2014 if we do not negotiate another lease extension on this building or find a replacement tenant.

We will continue to monitor our portfolio for any other indicators of impairment.

6. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit as of June 30, 2014 and December 31, 2013 are summarized below (dollars in thousands):

		Carrying Value at
	Encumbered properties at June 30, 2014	June 30, 2014	December 31, 2013	Stated Interest Rates at June 30, 2014 (4)	Scheduled Maturity Dates at June 30, 2014
Mortgage and Other Secured Loans:
Fixed rate mortgage loans	71	$447,178	$413,678	(1)	(2)
Variable rate mortgage loans	4	8,200	8,200	LIBOR+2.15% (3)	12/1/2016
Premiums and discounts (net)	N/A	859	724	N/A	N/A

Total Mortgage Notes Payable	75	$456,237	$422,602

Variable rate Line of Credit	16	25,650	24,400	LIBOR+3.00% (3)	8/1/2017

Total Mortgage Notes Payable and Line of Credit	91	$481,887	$447,002

(1)	Interest rates on our fixed rate mortgage notes payable vary from 4.04% to 6.80%.
(2)	We have 40 mortgage notes payable with maturity dates ranging from 9/1/2015 through 1/06/2039.
(3)	At June 30, 2014, one month LIBOR was approximately 0.1552%.
(4)	The weighted average interest rate on all debt outstanding at June 30, 2014, was approximately 5.25%.

N/A - Not Applicable

Mortgage Notes Payable

As of June 30, 2014, we had 40 mortgage notes payable, which were collateralized by a total of 75 properties with a net book value of $607.8 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of June 30, 2014 was 5.36%.

During the six months ended June 30, 2014, we assumed two long-term mortgages, collateralized by three properties, and issued two long-term mortgages, collateralized by two properties, which are summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Debt Issued	Interest Rate	Maturity Date

3/27/2014	Wells Fargo N.A.	$6,330	5.58%	2/1/2016

4/22/2014	Keybank N.A.	4,935	4.90%	5/1/2024

5/8/2014	Wells Fargo N.A.	3,816	6.25%	6/1/2016

6/9/2014	Prudential Mortgage Capital Company	22,600	4.23%	7/1/2019

		$37,681

Scheduled principal payments of mortgage notes payable for the remainder of 2014, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Six Months ending December 31, 2014	$20,798
2015	42,683
2016	98,702
2017	67,201
2018	19,789
2019	34,449
Thereafter	171,756

$455,378

Interest Rate Cap

In November 2013, we entered into an interest rate cap agreement with Wells Fargo that caps the interest rate on the note payable for our Champaign, Illinois property. The agreement provides that the interest rate on the note payable for this property is capped at a certain interest rate when one-month LIBOR is in excess of 3.0%. The fair value of the interest rate cap agreement is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreement quarterly based on the current market valuations at quarter end as other income (loss) on our accompanying condensed consolidated statements of operations. Generally, we will estimate the fair value of our interest rate cap using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2014, our interest rate cap agreement was valued using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.” The following table summarizes the key terms of each interest rate cap agreement (dollars in thousands):

					As of June 30, 2014
Interest Rate Cap	Notional Amount	LIBOR Cap	Effective Date	Maturity Date	Cost	Fair Value
November 26, 2013	$8,200	3.00%	June 30, 2014	December 1, 2016	$31	$7

Fair Value

The fair value of all mortgage notes payable outstanding as of June 30, 2014, was $462.1 million, as compared to the carrying value stated above of $456.2 million. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Line of Credit

In August 2013, we procured a $60.0 million senior unsecured revolving credit facility, or the Line of Credit, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and administrative agent) and Citizens Bank of Pennsylvania as an additional lender. On December 16, 2013, Comerica Bank was also added as an additional lender. On March 28, 2014, we amended our Line of Credit to extend the maturity date one additional year to August 2017. We also modified certain terms under the Line of Credit, including the calculation of the total asset value and unencumbered asset value. The applicable LIBOR margins were also reduced by 25 basis points at each pricing level. As a result of these modifications, the availability under our line of credit increased by $1.3 million.

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

As of June 30, 2014, there was $25.7 million outstanding under our Line of Credit at an interest rate of approximately 3.2% and $6.8 million outstanding under letters of credit at a weighted average interest rate of 3.0%. As of June 30, 2014, the maximum additional amount we could draw was $19.7 million. We were in compliance with all covenants under the Line of Credit as of June 30, 2014. The amount outstanding on the Line of Credit as of June 30, 2014 approximates fair value, because the debt is subject to a variable interest rate, determined by market forces, as well as a recently negotiated interest rate spread.

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

The fair value of our Term Preferred Stock as of June 30, 2014, was $40.2 million, as compared to the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of June 30, 2014 of $26.10. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

8. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases for the remainder of 2014 and each of the five succeeding years and thereafter, are as follows (dollars in thousands):

		For the year ended December 31,
Location	Lease End Date	2014	2015	2016	2017	2018	2019	Thereafter

Tulsa, OK	Apr-21	$76	$153	$153	$153	$153	$153	$229
Dartmouth, MA	May-36	87	174	174	174	174	174	3,300
Springfield, MA	Feb-30	43	86	86	89	90	90	972

		$206	$413	$413	$416	$417	$417	$4,501

Rental expense for the properties listed above is recorded straight-line over the term of the lease and was $0.2 million during both the six months ended June 30, 2014 and 2013. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.

Tenant Improvements

We have committed to provide tenant improvement funding for certain properties. The following table reflects unconditional purchase obligations which have not been recognized on the balance sheet as of June 30, 2014. In addition, we have committed to provide financing to expand our building located in Canton, North Carolina. Future tenant improvement payments due on these properties for the remainder of 2014 and each of the five succeeding years and thereafter, are as follows (dollars in thousands):

			For the year ended December 31,
Location	Lease End Date		2014	2015	2016	2017	2018	2019	Thereafter

Canton, NC	Jul-24	(1)	$1,306	$—	$—	$—	$—	$—	$—
Concord Township, OH	Aug-34		150	—	—	—	—	—	—
Egg Harbor Township, NJ	Apr-23		229	—	—	—	—	—	—

			$1,685	$—	$—	$—	$—	$—	$—

(1)	Upon completion of expansion of this property, currently projected to be September of 2014, the lease will be extended for 20 years, through September 2034.

9. Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2014 (dollars in thousands):

	Preferred Stock	Senior Common Stock	Common Stock	Additional Paid in Capital	Notes Receivable from Employees	Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity

Balance at December 31, 2013	$2	$—	$16	$298,751	$(375)	$(115,248)	$183,146

Issuance of senior common stock and common stock, net	—	—	2	34,099	—	—	34,101

Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(14,400)	(14,400)

Net loss	—	—	—	—	—	(12,297)	(12,297)

Balance at June 30, 2014	$2	$—	$18	$332,850	$(375)	$(141,945)	$190,550

Distributions

Our Board of Directors declared the following distributions per share for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Common Stock	$0.38	$0.38	$0.75	$0.75
Senior Common Stock	0.26	0.26	0.53	0.53
Series A Preferred Stock	0.4843749	0.4843749	0.9687498	0.9687498
Series B Preferred Stock	0.4688	0.4688	0.9375	0.9375
Series C Preferred Stock	0.4453	0.4453	0.8906	0.8906

Recent Activity

On June 6, 2014, we completed a public offering of 1,610,000 shares of our common stock at a public offering price of $17.00 per share. Gross proceeds of the offering totaled $27.4 million and net proceeds, after deducting offering expenses borne by us, were $26.0 million, which we used to acquire real estate.

Ongoing Activity

We have an open market sale agreement, or the ATM Program, with Jefferies LLC, or Jefferies, under which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. During the six months ended June 30, 2014, we raised approximately $7.6 million in net proceeds under the ATM Program. As of June 30, 2014, under the existing program, we have sold a total of 1.2 million shares with aggregate gross proceeds of $21.8 million, and have a remaining capacity to sell up to $3.2 million of common stock under the ATM Program with Jefferies.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our senior common stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares are intended to be offered pursuant to the primary offering and 500,000 shares are intended to be offered pursuant to our senior common distribution reinvestment plan, or the DRIP. We, however, reserve the right to reallocate the number of shares being offered between the primary offering and the DRIP. As of June 30, 2014, we had sold 369,553 shares of senior common stock in this ongoing offering, for gross proceeds of $5.5 million, and issued an additional 15,008 shares of senior common stock under the DRIP program, and have a remaining capacity to sell up to $47.0 million of senior common stock.

Note to Employee

The following table is a summary of the outstanding note receivable from an employee of the Adviser for the exercise of stock options (dollars in thousands):

Date Issued	Outstanding Balance of Employee Loan at June 30, 2014	Outstanding Balance of Employee Loan at December 31, 2013	Maturity Date of Note	Interest Rate on Note

Nov 2006	$375	$375	Nov 2015	8.15%

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, this note was recorded as a full recourse loan to the employee and is included in the equity section of the accompanying condensed consolidated balance sheets. As of June 30, 2014, this loan maintained its full recourse status.

10. Subsequent Events

On July 1, 2014, we acquired a 124,800 square foot building located in Aurora, Colorado for $8.3 million, excluding related acquisition expenses of $0.08 million. We funded this acquisition with existing cash on hand. The tenant has leased the property for 15 years and has 2 options to renew the lease for an additional 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.8 million. The accounting for this transaction has not been completed. As a result, the required ASC 805 disclosures have not been made.

On July 7, 2014, we extended the lease with one of the tenants occupying our property located in Akron, Ohio. The new lease covers approximately two-thirds of the space and was extended for an additional five years, through March 2020. The lease was originally set to expire in March 2015. This tenant will continue to pay its existing rent through March 2015. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.6 million. The lease grants the tenant two options to extend the lease for an additional five years each. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.1 million in leasing commissions, and $0.9 million in tenant improvements.

On July 15, 2014, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share

July 25, 2014	August 5, 2014	$0.125	$0.1614583	$0.15625	$0.1484375
August 20, 2014	August 29, 2014	0.125	0.1614583	0.15625	0.1484375
September 19, 2014	September 30, 2014	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share

July	August 7, 2014	$0.0875
August	September 8, 2014	0.0875
September	October 7, 2014	0.0875

Total		$0.2625

On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Construction is scheduled to be completed in approximately twelve months and we will earn 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we will be granted a right of first offer to purchase the property. If we do not purchase the property we will receive an exit fee when the property is sold and the loan is repaid in an amount sufficient for us to earn an internal rate of return of 22% on the second mortgage development loan. The loan is scheduled to mature in July 2016, but has a one year extension option.

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

General

We are an externally-advised real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 93 properties totaling 10.0 million square feet, which have a total gross and net carrying value, including intangible assets, of $825.0 million and $696.9 million, respectively. We do not currently have any mortgage loan receivables outstanding.

Business Environment

The United States, or U.S., continues to see long-term signs of recovery as the unemployment rate continues to decline, housing starts and building permits have increased, and prices for single-family homes continue to increase because of a dwindling surplus in the housing market. However, various signs of weakness are still present in the U.S economy. Vacancy rates in certain markets are still higher than pre-recessionary levels as job growth has yet to return to all areas of the country. Interest rates have declined since the beginning of the year and this continued low interest rate environment is leading to increasing competition for new acquisitions. Concerns continue to linger over the ability of the U.S. Congress to pass additional debt ceiling legislation prior to March 2015 given the budget impasse that resulted in the partial shutdown of the U.S. government in October 2013. The continued uncertainty surrounding the outcome of the U.S. government to raise the federal debt ceiling could cause the ratings agencies to lower the long-term sovereign credit rating on the U.S. again. The sovereign credit rating was previously lowered from “AAA” to “AA+” by Standard and Poor’s in August 2011. The impact of this or any further downgrades to the U.S.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease maturities and acquiring additional properties. As of June 30, 2014, we had two fully vacant buildings located in Baytown, Texas and Richmond, Virginia. The available space at these two properties comprised less than 1.0% of our total square footage as of June 30, 2014 and the annual carrying costs are approximately $0.3 million. We continue to actively seek new tenants for these properties.

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

In addition to leverage, we have been active in the equity markets during 2014. We have issued shares of common stock in both an overnight offering in June and through our at-the-market program, or ATM Program, pursuant to an open market sale agreement with Jefferies, LLC, or Jefferies, discussed in more detail below. In addition, we have issued shares of our convertible senior common stock, also discussed in more detail below.

Recent Developments

2014 Investment Activities

The following is a summary of our recent acquisitions:

Allen and Colleyville, Texas: On March 27, 2014, we acquired two office buildings, totaling 42,000 square feet, located in Allen and Colleyville, Texas for a total of $10.0 million, excluding related acquisition expenses of $0.06 million. We funded these acquisitions with existing cash on hand as well as assuming $6.3 million of existing mortgage debt on the properties. The same tenant has leased both properties for 12 years and has 4 options to renew the lease for additional periods of 5 years each. The leases provide for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.0 million.

Rancho Cordova, California: On April 22, 2014, we acquired a 61,358 square foot office building located in Rancho Cordova, California for $8.2 million, excluding related acquisition expenses of $0.07 million. We funded this acquisition with existing cash on hand and the issuance of $4.9 million of mortgage debt on the property. The tenant has leased the property for 10 years and has 1 option to renew the lease for an additional 5 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.9 million.

Coppell, Texas: On May 8, 2014, we acquired an office building, totaling 21,171 square feet, located in Coppell, Texas for a total of $5.8 million, excluding related acquisition expenses of $0.02 million. We funded these acquisitions with existing cash on hand as well as assuming $3.8 million of existing mortgage debt on this property. The tenant has leased this property for 12 years and has 4 options to renew the lease for additional periods of 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.6 million.

Columbus, Ohio: On May 13, 2014, we acquired a 114,786 square foot office building located in Columbus, Ohio for $11.8 million, excluding related acquisition expenses of $0.06 million. We funded this acquisition with existing cash on hand. There are 2 tenants in this property, the largest of which occupies 92% of the space and has 9.5 years remaining on the lease. The other tenant has 2.5 years remaining on the lease. The two leases provide for prescribed rent escalations over the life of the respective leases, with annualized straight line rents of $1.3 million.

Taylor, Pennsylvania: On June 9, 2014, we acquired a 955,935 square foot bulk distribution warehouse located in a submarket of Scranton, Pennsylvania for $39.0 million, excluding related acquisition expenses of $0.7 million. We funded this acquisition with existing cash on hand as well as the issuance of $22.6 million of mortgage debt on the property. The tenant has leased the property for 10 years and has 3 options to renew the lease for an additional 5 years each and a fourth successive term of 4 years and 11 months. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $3.4 million.

Aurora, Colorado: On July 1, 2014, we acquired a 124,800 square foot building located in Aurora, Colorado, an eastern submarket of Denver near the Denver International Airport, for $8.3 million, excluding related acquisition expenses of $0.08 million. We funded this acquisition with existing cash on hand. The tenant has leased the property for 15 years and has 2 options to renew the lease for an additional 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.8 million.

Phoenix, Arizona: On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Construction is scheduled to be completed in approximately twelve months and we will earn 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we will be granted a right of first offer to purchase the property. If we do not purchase the property we will receive an exit fee when the property is sold and the loan is repaid in an amount sufficient for us to earn an internal rate of return of 22% on the second mortgage development loan. The loan is scheduled to mature in July 2016, but has a one year extension option.

2014 Sale Activity

Sterling Heights, Michigan: On June 6, 2014, we completed the sale of our Sterling Heights, Michigan property for $11.4 million and recognized a gain on sale of $1.2 million. We considered this industrial asset to be non-core to our long term strategy, and we re-deployed the proceeds from this sale into new acquisitions described above.

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

Wells Fargo: On May 8, 2014, through a wholly-owned subsidiary, we assumed $3.8 million pursuant to a long-term note payable from Wells Fargo, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 6.3% per year and the note has a maturity date of June 2016. We assumed the note in connection with the acquisition of the property located in Coppell, Texas on the same date.

Prudential: On June 9, 2014, through a wholly-owned subsidiary, we borrowed $22.6 million pursuant to a long-term note payable from Prudential Mortgage Capital Company, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 4.23% per year and the note has a maturity date of July 1, 2019. We used the proceeds from the note to acquire the property in Taylor, Pennsylvania on the same date.

2014 Leasing Activities

Newburyport, Massachusetts: On April 4, 2014, our tenant occupying our Newburyport, Massachusetts property notified us of their intention not to exercise their renewal option as the tenant is relocating to Rhode Island. The tenant will continue paying rent and operating expenses through the lease termination date of April 30, 2015.

Austin, Texas: On May 6, 2014, we extended the lease with the tenant occupying our property located in Austin, Texas. The lease covering this property was extended for an additional eight years, through June 2022. The lease was originally set to expire in June 2015. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.7 million. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and will pay $1.3 million in tenant improvements prior to second quarter 2015.

Burnsville, Minnesota: On June 11, 2014, we extended the lease with the tenant occupying our property located in Burnsville, Minnesota. The new lease covers approximately two-thirds of the space and was extended for an additional eight years, through January 2023. The lease was originally set to expire in June 2015. The tenant in this property will continue to pay rent on the entire building through June 2015, and we are working to identify tenants to lease the remainder of the building. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.0 million. Rental income per square foot increased 14% from the previous lease. The lease grants the tenant two options to extend the lease for an additional 3 years each. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.5 million in leasing commissions, and will pay $3.3 million in tenant improvements prior to the end of first quarter 2015.

Akron, Ohio: On July 7, 2014, we extended the lease with one of the tenants occupying our property located in Akron, Ohio. The new lease covers approximately two-thirds of the space and was extended for an additional five years, through March 2020. The second tenant in the property continues to occupy the remaining one-third of space. The lease was originally set to expire in March 2015. This tenant will continue to pay its existing rent through March 2015. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.6 million. The lease grants the tenant two options to extend the lease for an additional five years each. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.1 million in leasing commissions, and will pay $0.9 million in tenant improvements prior to the end of second quarter 2015.

2014 Equity Activities

The equity issuances summarized below were issued under our universal shelf registration statement (File No. 333-190931) that was effective and on file with the Securities and Exchange Commission at the time of each respective issuance.

Common Equity: We completed a public offering totaling 1,610,000 shares of common stock, which closed on June 6, 2014, at a public offering price of $17.00 per share. Gross proceeds of this offering totaled $27.4 million and net proceeds, after deducting offering expenses and underwriter discounts, were $26.0 million. The proceeds from this offering were used to acquire real estate.

ATM Program: During the six months ended June 30, 2014, we raised approximately $7.6 million in net proceeds under our ATM Program with Jefferies. Proceeds from this offering were used to acquire real estate and for general corporate purposes. Under this agreement we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). Sales of shares of our common stock through Jefferies will be executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market, or the NASDAQ, or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Jefferies, including a combination of any of these transactions.

Senior Common Equity: During the six months ended June 30, 2014, we sold 61,574 shares of our senior common stock at $15.00 per share in an ongoing best-efforts public offering and issued 5,756 shares of our senior common stock under the Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission were $0.8 million. We can issue up to 3,000,000 shares of senior common stock and the offering will continue until the earlier of March 28, 2015 or the date on which a total of 3,000,000 shares of senior common stock are sold. Proceeds from this offering were used to acquire real estate and for general corporate purposes.

Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. The table below reflects the breakdown of our total rental income by tenant industry classification for the six months ended June 30, 2014 and 2013, respectively (dollars in thousands):

	For the six months ended June 30,
	2014		2013
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$6,338	18.5%	$4,665	16.7%
Automobile	4,516	13.2	1,431	5.1
Healthcare	3,912	11.4	3,729	13.4
Electronics	2,755	8.1	2,228	8.0
Personal, Food & Miscellaneous Services	2,663	7.8	2,566	9.2
Diversified/Conglomerate Manufacturing	2,006	5.9	1,833	6.6
Chemicals, Plastics & Rubber	1,675	4.9	1,576	5.7
Beverage, Food & Tobacco	1,497	4.4	1,510	5.4
Personal & Non-Durable Consumer Products	1,302	3.8	1,290	4.6
Machinery	1,203	3.5	1,130	4.1
Buildings and Real Estate	1,084	3.2	1,076	3.9
Containers, Packaging & Glass	1,042	3.0	1,171	4.2
Printing & Publishing	920	2.7	929	3.3
Diversified/Conglomerate Services	830	2.4	622	2.2
Childcare	654	1.9	292	1.0
Oil & Gas	638	1.9	638	2.3
Banking	577	1.7	577	2.1
Education	328	1.0	328	1.2
Home & Office Furnishings	265	0.7	265	1.0

	$34,205	100.0%	$27,856	100.0%

The table below reflects the breakdown of our total rental income by state for the six months ended June 30, 2014 and 2013, respectively (dollars in thousands):

	For the six months ended June 30,			For the six months ended June 30,
	2014			2013
State	Number of Leases	Rental Revenue	% of Base Rent	Number of Leases	Rental Revenue	% of Base Rent
Texas	10	$5,618	16.4%	5	$2,028	7.3%
Ohio	16	4,804	14.0	14	4,646	16.7
North Carolina	7	2,458	7.2	7	2,399	8.6
Minnesota	4	2,338	6.8	4	1,831	6.6
South Carolina	2	2,231	6.5	2	2,231	8.0
All Other States	40	16,756	49.1	36	14,721	52.8

Total	79	$34,205	100%	68	$27,856	100%

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer and treasurer, chief compliance officer, general counsel and secretary, and their respective staffs. Our general counsel and secretary also serves as our Administrator’s president. Mr. Gladstone is also the chairman and chief executive officer of our Administrator. Terry Lee Brubaker is also the vice chairman and chief operating officer of our Administrator.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded, agricultural real estate company. All of our directors are directors of Gladstone Capital Corporation, Gladstone Investment Corporation and Gladstone Land Corporation, with the exception of Mr. David Dullum, who is not a director of Gladstone Land Corporation. In addition, two of our executive officers, David Gladstone and Terry Brubaker, serve as executive officers of Gladstone Capital Corporation, Gladstone Investment Corporation and Gladstone Land Corporation. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our Line of Credit agreement which limits distributions to our stockholders to 100% of FFO with acquisition-related costs that are required to be expensed under ASC 805, Business Combinations, added back to FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the six months ended June 30, 2014 and 2013, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of our Administrator’s overhead expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our personnel, including our chief financial officer and treasurer, chief compliance officer, general counsel and secretary, and their respective staffs. Our general counsel and secretary also serves as our Administrator’s president. Our allocable portion of expenses is generally derived by multiplying our Administrator’s total expenses by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all companies managed by our Adviser under similar agreements.

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our condensed consolidated financial statements included elsewhere in this Form 10-Q. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes to our critical accounting policies during the six months ended June 30, 2014.

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

Using the methodology discussed above we evaluated our entire portfolio as of June 30, 2014, for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. We concluded that our Roseville, Minnesota property was impaired as of March 31, 2014. We determined that the expected undiscounted cash flows, based upon a revised estimated holding period of this property, were below the current carrying value. The estimated holding period was revised after a potential tenant that we were anticipating to lease a large portion of the vacant space, during the three months ended March 31, 2014, did not execute a lease on the property. Consequently, we revised the holding period to coincide with maturity of the mortgage loan on the property in June 2014. Accordingly, we reduced the carrying value of this property to its estimated fair value, less cost to sell, and we recognized an impairment loss of $14.0 million during the three months ended March 31, 2014.

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

Results of Operations

The weighted-average yield on our total portfolio, which was 9.0% as of June 30, 2014, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2014 and 2013 is below (dollars in thousands, except per share amounts):

	For the three months ended June 30,
	2014	2013	$ Change	% Change
Operating revenues
Rental revenue	$17,620	$14,190	$3,430	24%
Tenant recovery revenue	770	68	702	1032%

Total operating revenues	18,390	14,258	4,132	29%

Operating expenses
Depreciation and amortization	6,871	5,220	1,651	32%
Property operating expenses	1,302	564	738	131%
Acquisition related expenses	859	274	585	214%
Base management fee	666	451	215	48%
Incentive fee	1,527	933	594	64%
Administration fee	485	367	118	32%
General and administrative	490	477	13	3%

Total operating expenses before credit to incentive fee	12,200	8,286	3,914	47%

Credit to incentive fee	(957)	(917)	(40)	4%

Total operating expenses	11,243	7,369	3,874	53%

Other income (expense)
Interest expense	(6,509)	(5,764)	(745)	13%
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	—	0%
Gain on sale of real estate	1,240	—	1,240	NM
Other income	27	12	15	125%

Total other expense	(5,928)	(6,438)	510	–8%

Net income	1,219	451	768	170%

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)	—	0%
Distributions attributable to senior common stock	(110)	(69)	(41)	59%

Net income (loss) available (attributable) to common stockholders	$86	$(641)	$727	–113%

Net income (loss) available (attributable) to common stockholders per weighted average share of common stock - diluted	$0.01	$(0.05)	$0.06	–120%

FFO available to common stockholders	$5,717	$4,579	$1,138	25%

FFO per weighted average share of common stock - diluted	$0.34	$0.36	$(0.02)	–6%

NM = Not meaningful

	For the six months ended June 30,
	2014	2013	$ Change	% Change
Operating revenues
Rental revenue	$34,205	$27,856	$6,349	23%
Tenant recovery revenue	1,321	437	884	202%

Total operating revenues	35,526	28,293	7,233	26%

Operating expenses
Depreciation and amortization	13,591	10,121	3,470	34%
Property operating expenses	2,632	1,300	1,332	102%
Acquisition related expenses	970	459	511	111%
Base management fee	1,291	804	487	61%
Incentive fee	2,767	1,864	903	48%
Administration fee	977	730	247	34%
General and administrative	957	866	91	11%
Impairment charge	13,958	—	13,958	NM

Total operating expenses before credit to incentive fee	37,143	16,144	20,999	130%

Credit to incentive fee	(2,162)	(1,502)	(660)	44%

Total operating expenses	34,981	14,642	20,339	139%

Other income (expense)
Interest expense	(12,784)	(11,425)	(1,359)	12%
Distributions attributable to Series C mandatorily redeemable preferred stock	(1,372)	(1,372)	—	0%
Gain on sale of real estate	1,240	—	1,240	NM
Other income	74	29	45	155%

Total other expense	(12,842)	(12,768)	(74)	1%

Net (loss) income	(12,297)	883	(13,180)	–1493%

Distributions attributable to Series A and B preferred stock	(2,047)	(2,047)	—	0%
Distributions attributable to senior common stock	(210)	(122)	(88)	72%

Net loss attributable to common stockholders	$(14,554)	$(1,286)	$(13,268)	1032%

Net loss attributable to common stockholders per weighted average share of common stock - diluted	$(0.90)	$(0.11)	$(0.79)	718%

FFO available to common stockholders	$11,755	$8,835	$2,920	33%

FFO per weighted average share of common stock - diluted	$0.71	$0.74	$(0.03)	–4%

NM = Not meaningful

Operating Revenues

Rental revenues increased for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, because of the 10 properties acquired subsequent to June 30, 2013.

Tenant recovery revenue increased for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2014. This increase was primarily due to reimbursements from our tenant in our partially vacant building located in Roseville, Minnesota, coupled with operating expense recoveries from certain tenants in properties acquired over the past year that are subject to a gross lease.

Operating Expenses

Depreciation and amortization expenses increased for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, because of the 10 properties acquired subsequent to June 30, 2013.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, primarily because of an increase in overhead (maintenance, repair and utilities) expenses at our partially vacant Roseville, Minnesota building, coupled with expenses at certain properties acquired over the past year that are subject to a gross lease.

Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses increased for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, because of larger acquisition volume in 2014 as compared to 2013.

The base management fee increased for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, due to an increase in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”

The incentive fee increased for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was due to an increase in rental revenues from the properties acquired over the past year, which was partially offset by an increase in property operating and interest expenses during the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013. The impairment loss recorded during the three months ended June 30, 2014 is not included in the calculation of the incentive fee because it is an unrealized loss.

The incentive fee credit increased for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, because of an increase in the amount of common dividends paid from the shares issued during the past year coupled with higher expenses at our vacant properties. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee increased for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, as a result of an increase in the amount of the total expenses our Administrator incurred during the three and six months ended June 30, 2014, coupled with a larger percentage of the fee being allocated to us as a result of our higher total assets in comparison to the other funds managed by our Administrator during the three and six months ended June 30, 2014. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, as a result of an increase in professional fees related to tax and audit services from the increase in our portfolio.

Impairment charge is a result of the impairment of our Roseville, Minnesota property during the quarter ended March 31, 2014. We did not recognize an impairment charge during the three months ended June 30, 2014 and 2013, respectively.

Other Income and Expenses

Interest expense increased for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013. This increase was primarily a result of interest on the $114.0 million of mortgage debt assumed and issued during the past 12 months, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during over the past year.

Gain on sale of real estate is a result of our property we sold located in Sterling Heights, Michigan in June 2014.

Other income increased during the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, because of an increase in management fees collected from certain of our tenants.

Net Income (Loss) Available (Attributable) to Common Stockholders

Net income available to common stockholders increased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily because of the gain on sale recognized during the three months ended June 30, 2014 and, to a lesser extent, due to an increase in rental income earned from the 10 properties acquired during the past 12 months, partially offset by increased interest expense, property operating expenses and depreciation expense. Net loss attributable to common stockholders decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily because of the impairment loss recognized during the six months ended June 30, 2014, and, to a lesser extent, due to increased interest expense, property operating expenses and depreciation expense, partially offset by an increase in rental income earned from the 10 properties acquired during the past 12 months.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at June 30, 2014, was $22.1 million, including $2.4 million in cash and cash equivalents and an available borrowing capacity of $19.7 million under our Line of Credit.

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

Equity Capital

During the six months ended June 30, 2014, we raised net proceeds of $26.0 million in common equity in a follow-on public offering, at a share price of $17.00, we also raised $7.6 million of common equity under our ATM Program, at an average share price of $17.47. Furthermore, we raised $0.8 million in net proceeds of senior common equity. We used these proceeds to acquire additional real estate and for general corporate purposes.

As of today, we have the ability to raise up to $237.7 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-190931), or the Universal Shelf, in one or more future public offerings. Of the $237.7 million of available capacity under our Universal Shelf, $3.2 million of common stock is reserved for additional sales under our ATM Program and $47.0 million is reserved for sales of our senior common stock.

Debt Capital

As of June 30, 2014, we had mortgage notes payable in the aggregate principal amount of $456.2 million, collateralized by a total of 75 properties with terms at issuance ranging from 4 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2014 was 5.36%.

The CMBS market has recovered; see the discussion in “Business Environment” above. Specifically, we continue to see banks and other non-bank lenders willing to issue 10-year mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $20.8 million payable during the remainder of 2014 and $42.7 million payable during 2015. The 2014 principal amounts payable include both amortizing principal payments and a balloon principal payment that was due in June 2014 of $17.5 million on our property that we impaired this year. We are currently in the process to return this property to the lender in a deed in lieu transaction and we are not subject to any cross default provisions from this mortgage loan. We intend to pay the remaining 2014 debt amortization payments from operating cash flow and borrowings under our Line of Credit. We anticipate being able to refinance the mortgages that come due during 2015 with new mortgage debt.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2014, was $11.0 million, as compared to net cash provided by operating activities of $7.5 million for the six months ended June 30, 2013. This increase was primarily a result of an increase in rental income received from the properties acquired in the past 12 months, partially offset by the loss of rental income from vacancies in our portfolio and property operating expenses we are responsible for at certain of our vacant properties. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2014, was $60.9 million, which primarily consisted of the acquisition of six properties and tenant improvements performed at certain of our properties, partially offset by proceeds received from the sale of one of our properties, as compared to net cash used in investing activities during the six months ended June 30, 2013, of $38.3 million, which primarily consisted of the acquisition of three properties, coupled with tenant improvements performed at certain of our properties.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2014, was $43.6 million, which primarily consisted of proceeds from the sale of common stock and borrowings under mortgage notes payable, partially offset by distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the six months ended June 30, 2013, was $29.3 million, which primarily consisted of proceeds from the sale of common stock, net borrowings on our Line of Credit and proceeds from the issuance of mortgage notes payable, partially offset by distributions paid to our stockholders and principal repayments on mortgage notes payable.

Line of Credit

In August 2013, we procured the $60.0 million Line of Credit, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent) and Citizens Bank of Pennsylvania as an additional lender. Comerica Bank was subsequently added as an additional lender in December 2013. On March 28, 2014, we amended our Line of Credit to extend the maturity date a year to August 2017. We also modified certain terms under the Line of Credit, including the calculation of the total asset value and unencumbered asset value. The applicable LIBOR margins were also reduced 25 basis points at each pricing level. As a result of these modifications, the availability under our line of credit increased by $1.3 million.

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

As of June 30, 2014, there was $25.7 million outstanding under our Line of Credit at an interest rate of approximately 3.2% and $6.8 million outstanding under letters of credit at a weighted average interest rate of 3.0%. As of July 29, 2014, the maximum additional amount we could draw was $14.6 million. Our ability to increase the availability under our Line of Credit is dependent upon us adding additional properties to the unencumbered pool, which must meet predetermined eligibility standards. We were in compliance with all covenants under the Line of Credit as of June 30, 2014.

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2014 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$519,528	$25,128	$225,477	$66,148	$202,775
Interest on Debt Obligations (2)	123,146	25,693	42,514	22,543	32,396
Operating Lease Obligations (3)	6,783	413	825	834	4,711
Purchase Obligations (4)	5,053	5,053	—	—	—

Total	$654,510	$56,287	$268,816	$89,525	$239,882

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $25.7 million of the debt obligation due in 2017, mortgage notes payable that were outstanding as of June 30, 2014, and amounts due to the holders of our Term Preferred Stock.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of June 30, 2014.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, and Springfield, Missouri properties.
(4)	Purchase obligations consist of $0.4 million for the six months remaining in 2014 to fund tenant improvements at three of our Ohio properties, $3.3 million in tenant improvements we anticipate paying during first quarter of 2015 at our Burnsville, MN property and $1.3 million of tenant improvements we anticipate paying the second quarter of 2015 for our Austin, TX property. These items were recognized on our balance sheet for the period ending June 30, 2014.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2014 and 2013, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30, (Dollars in Thousands, Except Per Share Amounts)		For the six months ended June 30, (Dollars in Thousands, Except Per Share Amounts)
	2014	2013	2014	2013

Net income (loss)	$1,219	$451	$(12,297)	$883
Less: Distributions attributable to preferred and senior common stock	(1,133)	(1,092)	(2,257)	(2,169)

Net income (loss) attributable to common stockholders	$86	$(641)	$(14,554)	$(1,286)

Adjustments:
Add: Real estate depreciation and amortization	6,871	5,220	13,591	10,121
Add: Impairment charge	—	—	13,958	—
Less: Gain on sale of real estate	(1,240)	—	(1,240)	—

FFO available to common stockholders	$5,717	$4,579	$11,755	$8,835

Weighted average common shares outstanding - basic	16,547,793	12,380,402	16,149,467	11,808,701
Weighted average common shares outstanding - diluted	16,894,973	12,576,161	16,482,075	11,989,454

Basic FFO per weighted average share of common stock	$0.35	$0.37	$0.73	$0.75

Diluted FFO per weighted average share of common stock	$0.34	$0.36	$0.71	$0.74

Distributions declared per share of common stock	$0.375	$0.375	$0.750	$0.750

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

To illustrate the potential impact of changes in interest rates on our net income for the six months ended June 30, 2014, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of June 30, 2014. As of June 30, 2014, our effective average LIBOR was 0.16%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income

1% Increase to LIBOR	$343	$(343)
2% Increase to LIBOR	686	(686)
3% Increase to LIBOR	988	(988)

As of June 30, 2014, the fair value of our mortgage debt outstanding was $462.1 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2014, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $25.4 million and $10.1 million, respectively.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-A12B (File No. 001-33097), filed January 31, 2012.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date: July 29, 2014	By:	/s/ Danielle Jones

Danielle Jones
Chief Financial Officer and Treasurer

Date: July 29, 2014	By:	/s/ David Gladstone

David Gladstone
Chief Executive Officer and Chairman of the Board of Directors