Form 10-Q
period 2014-09-30
GLADSTONE COMMERCIAL CORP
filed 2014-10-29
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of October 29, 2014 was 18,928,422.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gladstone Commercial Corporation

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Real estate, at cost	$700,574	$642,353
Less: accumulated depreciation	93,401	81,241

Total real estate, net	607,173	561,112
Lease intangibles, net	94,642	79,632
Mortgage note receivable	5,600	—
Cash and cash equivalents	5,237	8,546
Restricted cash	3,541	5,051
Funds held in escrow	13,377	8,653
Deferred rent receivable, net	21,387	18,905
Deferred financing costs, net	6,342	6,840
Other assets	2,108	1,786

TOTAL ASSETS	$759,407	$690,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable	$460,358	$422,602
Borrowings under line of credit	45,600	24,400
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	38,500	38,500
Deferred rent liability, net	5,861	6,015
Asset retirement obligation	3,950	3,884
Accounts payable and accrued expenses	7,267	2,359
Due to Adviser and Administrator (1)	1,688	1,360
Other liabilities	6,987	8,259

Total Liabilities	$570,211	$507,379

Commitments and contingencies (2)
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 659,537 and 374,484 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1	—
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 17,907,652 and 15,662,414 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	18	16
Additional paid in capital	339,083	298,751
Notes receivable—employee	(375)	(375)
Distributions in excess of accumulated earnings	(149,533)	(115,248)

Total Stockholders’ Equity	189,196	183,146

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$759,407	$690,525

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 9 “Commitments and Contingencies”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Operating revenues
Rental revenue	$18,368	$15,807	$52,573	$43,663
Interest income from mortgage note receivable	97	—	97	—
Tenant recovery revenue	549	383	1,870	819

Total operating revenues	19,014	16,190	54,540	44,482

Operating expenses
Depreciation and amortization	7,516	6,253	21,107	16,374
Property operating expenses	1,202	864	3,834	2,164
Acquisition related expenses	233	163	1,202	622
Base management fee (1)	741	559	2,031	1,363
Incentive fee (1)	1,538	1,138	4,305	3,001
Administration fee (1)	260	274	1,238	1,004
General and administrative	538	377	1,495	1,243
Impairment charge	280	—	14,238	—

Total operating expenses before credit to incentive fee	12,308	9,628	49,450	25,771

Credit to incentive fee (1)	(851)	(989)	(3,013)	(2,491)

Total operating expenses	11,457	8,639	46,437	23,280

Other income (expense)
Interest expense	(6,679)	(6,573)	(19,463)	(17,998)
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	(2,057)	(2,057)
Gain on sale of real estate	—	—	1,240	—
Other income	37	17	111	47

Total other expense	(7,328)	(7,242)	(20,169)	(20,008)

Net income (loss)	229	309	(12,066)	1,194

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)	(3,070)	(3,070)
Distributions attributable to senior common stock	(137)	(83)	(347)	(204)

Net loss attributable to common stockholders	$(931)	$(797)	$(15,483)	$(2,080)

Loss per weighted average share of common stock—basic & diluted
Loss from continuing operations (net of dividends attributable to preferred stock)	$(0.05)	$(0.06)	$(0.93)	$(0.16)

Loss attributable to common stockholders	$(0.05)	$(0.06)	$(0.93)	$(0.16)

Weighted average shares of common stock outstanding
Basic	17,739,084	14,196,423	16,685,162	12,613,354

Diluted	17,739,084	14,196,423	16,685,162	12,613,354

Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.79	$0.78

Weighted average shares of senior common stock outstanding—basic	518,592	313,239	438,196	260,693

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(12,066)	$1,194
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,107	16,374
Impairment charge	14,238	—
Gain on sale of real estate	(1,240)	—
Amortization of deferred financing costs	1,209	1,410
Amortization of deferred rent asset and liability, net	(266)	(243)
Amortization of discount and premium on assumed debt	(190)	(128)
Asset retirement obligation expense	(96)	96
(Decrease) increase in other assets	(322)	242
Increase in deferred rent liability	311	—
Increase in deferred rent receivable	(2,808)	(2,724)
Decrease in accounts payable, accrued expenses, and amount due Adviser and Administrator	(538)	(1,339)
Decrease in other liabilities	238	1,698
Leasing commissions paid	(898)	(1,008)

Net cash provided by operating activities	18,679	15,572

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(83,564)	(104,806)
Improvements of existing real estate	(5,416)	(5,355)
Proceeds from sale of real estate	11,162	—
Issuance of mortgage note receivable	(5,600)	—
Receipts from lenders for funds held in escrow	1,670	5,764
Payments to lenders for funds held in escrow	(6,394)	(7,159)
Receipts from tenants for reserves	2,484	5,657
Payments to tenants from reserves	(3,892)	(2,167)
Decrease (increase) in restricted cash	1,510	(3,472)
Deposits on future acquisitions	(2,000)	(2,125)
Deposits applied against real estate investments	2,000	2,675

Net cash used in investing activities	(88,040)	(110,988)

Cash flows from financing activities:
Proceeds from issuance of equity	42,636	62,139
Offering costs	(2,443)	(3,533)
Borrowings under mortgage notes payable	33,635	56,108
Payments for deferred financing costs	(711)	(1,484)
Principal repayments on mortgage notes payable	(6,085)	(5,403)
Principal repayments on employee notes receivable	—	35
Borrowings from line of credit	67,250	58,900
Repayments on line of credit	(46,050)	(55,000)
Decrease in security deposits	(103)	(18)
Distributions paid for common, senior common and preferred stock	(22,077)	(17,343)

Net cash provided by financing activities	66,052	94,401

Net decrease in cash and cash equivalents	(3,309)	(1,015)
Cash and cash equivalents, beginning of period	8,546	5,546

Cash and cash equivalents, end of period	$5,237	$4,531

NON-CASH INVESTING AND FINANCING INFORMATION
Increase in asset retirement obligation	$162	$—

Fixed rate principal debt assumed in connection with acquisitions	$10,147	$—

Senior common dividend issued in the dividend reinvestment program	$142	$85

Capital improvements included in accounts payable and accrued expenses	$5,774	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation is a real estate investment trust, or REIT, that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003 primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation, or the Adviser, and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company, or the Administrator, each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly.

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

Interim Financial Information

Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission on February 18, 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Out-of-Period Adjustment

During the three months ended September 30, 2014, we recorded an adjustment to our impairment charge and to deferred rent receivable that were related to the impairment of our Roseville, Minnesota property in March 2014. As a result of the correction of these errors, we understated net income by $0.3 million for the three months ended September 30, 2014, there was no impact to the net income for the nine months ended September 30, 2014. We concluded that these adjustments were not material to the results of operations for any interim period presented.

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

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Real estate depreciation expense on these tangible assets was $4.8 million and $13.8 million for the three and nine months ended September 30, 2014, respectively, and $4.2 million and $11.2 million for the three and nine months ended September 30, 2013, respectively.

Above-market and below-market in-place lease fair values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate if fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.1 million and $0.2 million for both the three and nine months ended September 30, 2014 and 2013, respectively. The capitalized below-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2013, respectively.

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

The value of in-place leases and lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values would be charged to rental income and the unamortized portion of in-place lease values, lease origination costs and customer relationship intangibles will be immediately charged to amortization expense. Total amortization expense related to these intangible assets and liabilities was $2.6 million and $7.2 million for the three and nine months ended September 30, 2014, respectively, and $2.0 million and $5.2 million for the three and nine months ended September 30, 2013, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $0.1 million and $0.7 million for deferred financing costs during the three and nine months ended September 30, 2014, respectively, and payments of $1.3 million and $1.5 million during the three and nine months ended September 30, 2013, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $0.4 million and $1.2 million for the three and nine months ended September 30, 2014, respectively, and $0.6 million and $1.4 million for the three and nine months ended September 30, 2013, respectively.

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

Management considers its loans and other lending investments to be held-for-investment. We reflect our loans classified as long-term investments at amortized cost, less allowance for loan losses, acquisition premiums or discounts, and deferred loan fees. On occasion, we may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts would be recognized as yield adjustments over the lives of the related loans. Loan origination fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as yield adjustments. If loans with premiums, discounts, or loan origination fees are prepaid, we would immediately recognize the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis. Prepayment penalties or yield maintenance payments from borrowers are recognized as additional income when received.

Tenant recovery revenue includes payments from tenants as reimbursements for franchise taxes, management fees, insurance, and ground lease payments. We recognize tenant recovery revenue in the same periods that we incur the related expenses.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted over the life of the leases for the respective properties. We accrued $0.2 million in liabilities in connection with acquisitions during the nine months ended September 30, 2014. There were no liabilities accrued during the nine months ended September 30, 2013. We recorded expenses of $0.04 million and $0.1 million during the three and nine months ended September 30, 2014, respectively, and $0.03 million and $0.1 million during the three and nine months ended September 30, 2013, respectively, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.5 million and the discount rates used in the calculations range from 2.5% to 7.6%. We do not expect to make any payments in conjunction with these obligations in each of the next five years.

Comprehensive Income (Loss)

For the three and nine months ended September 30, 2014 and 2013, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying condensed consolidated financial statements.

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

In May 2014, the FASB issued a new accounting standard, or ASC, “Revenue from Contracts with Customers (ASC 606).” The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. This standard is effective for our fiscal year beginning January 1, 2017 and we are currently evaluating any impact from adoption.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours as their parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The management and administrative services and fees under the Advisory and Administration Agreements are described below. At September 30, 2014 and December 31, 2013, $1.7 million and $1.4 million, respectively, was collectively due to our Adviser and Administrator.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income (including impairment charges), or common stockholders’ equity, and an incentive fee based on funds from operations, or FFO. For the three and nine months ended September 30, 2014, we recorded a base management fee of $0.7 million and $2.0 million, respectively, and for the three and nine months ended September 30, 2013, we recorded a base management fee of $0.6 million and $1.4 million, respectively.

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

For the three and nine months ended September 30, 2014, we recorded an incentive fee of $1.5 million and $4.3 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.8 million and $3.0 million, respectively, resulting in a net incentive fee for the three and nine months ended September 30, 2014, of $0.7 million and $1.3 million, respectively. For the three and nine months ended September 30, 2013, we recorded an incentive fee of $1.1 million and $3.0 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $1.0 million and $2.5 million, respectively, resulting in a net incentive fee for the three and nine months ended September 30, 2013, of $0.1 million and $0.5 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the three and nine months ended September 30, 2014 and 2013, to support the current level of distributions to all classes of our stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses in performing services to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer and treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Prior to July 1, 2014, our allocable portion was derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses will be derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the three and nine months ended September 30, 2014, we recorded an administration fee of $0.3 million and $1.2 million, respectively, and for the three and nine months ended September 30, 2013, we recorded an administration fee of $0.3 million and $1.0 million, respectively.

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

Dealer Manager Agreement

In connection with the offering of our senior common stock (see Note 10, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of senior common stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of senior common stock sold. Gladstone Securities, in its sole and absolute discretion, may re-allocate all of its selling commissions attributable to a participating broker-dealer and may also re-allocate a portion of its dealer manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we have agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.3 million and $0.4 million of payments during the three and nine months ended September 30, 2014 respectively, and we made approximately $0.05 million and $0.2 million of payments during the three and nine months ended September 30, 2013, respectively, to Gladstone Securities pursuant to this agreement, which are reflected as a component of senior common stock costs in the statement of stockholders’ equity. The Dealer Manager Agreement currently is scheduled to terminate on the earlier of (i) March 28, 2015 or (ii) the date on which 3,000,000 shares of senior common stock are sold pursuant to the Dealer Manager Agreement.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.5% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.02 million and $0.1 million during the three and nine months ended September 30, 2014, respectively. We paid financing fees to Gladstone Securities of $0.04 million during both the three and nine months ended September 30, 2013. The agreement is scheduled to terminate on August 31, 2015, unless renewed or earlier terminated.

3. Loss per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the three and nine months ended September 30, 2014 and 2013, respectively. We computed basic loss per share for the three and nine months ended September 30, 2014 and 2013, respectively, using the weighted average number of shares outstanding during the periods. Diluted loss per share for the three and nine months ended September 30, 2014 and 2013, reflects additional shares of common stock, related to our convertible senior common stock, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(931)	$(797)	$(15,483)	$(2,080)
Denominator for basic weighted average shares of common stock	17,739,084	14,196,423	16,685,162	12,613,354

Basic loss per share of common stock	$(0.05)	$(0.06)	$(0.93)	$(0.16)

Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(931)	$(797)	$(15,483)	$(2,080)
Add: Income impact of assumed conversion of senior common stock (1)	—	—	—	—

Net loss attributable to common stockholders plus assumed conversions	$(931)	$(797)	$(15,483)	$(2,080)
Denominator for basic weighted average shares of common stock	17,739,084	14,196,423	16,685,162	12,613,354
Effect of convertible senior common stock (1)	—	—	—	—

Denominator for diluted weighted average shares of common stock	17,739,084	14,196,423	16,685,162	12,613,354

Diluted loss per share of common stock	$(0.05)	$(0.06)	$(0.93)	$(0.16)

(1)	We excluded convertible senior common shares of 429,673 and 362,162 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014, respectively, because it was anti-dilutive. We also excluded convertible senior common shares of 257,429, and 217,010 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2013, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Real estate:
Land	$86,737	$79,153
Building and improvements	573,149	527,230
Tenant improvements	40,688	35,970
Accumulated depreciation	(93,401)	(81,241)

Real estate, net	$607,173	$561,112

2014 Real Estate Activity

During the nine months ended September 30, 2014, we acquired eight properties, which are summarized in the table below (dollars in thousands):

Location	Acquisition Date	Square Footage	Lease Term		Renewal Options		Total Purchase Price	Acquisition Expenses	Annualized Straight Line Rent		Debt Issued & Assumed
Allen, TX	3/27/2014	21,154	12 Years		4 (5 years each)		$5,525	$33	$570		$3,481
Colleyville, TX	3/27/2014	20,355	12 Years		4 (5 years each)		4,523	33	467		2,849
Rancho Cordova, CA (4)	4/22/2014	61,358	10 Years		1 (5 year)		8,225	73	902		4,935
Coppell, TX	5/8/2014	21,171	12 Years		4 (5 years each)		5,838	26	601		3,816
Columbus, OH	5/13/2014	114,786	9.5 Years	(1)	N/A	(1)	11,800	70	1,278	(3)	N/A
Taylor, PA	6/9/2014	955,935	10 Years		4 (5 years each)		39,000	730	3,400		22,600
Aurora, CO	7/1/2014	124,800	15 Years		2 (5 years each)		8,300	91	768		N/A
Indianapolis, IN (4)	9/3/2014	86,495	11.5 Years	(2)	2 (5 years each)	(2)	10,500	58	1,504	(3)	6,100

Total		1,406,054					$93,711	$1,114	$9,490		$43,781

(1)	Lease term and renewal options are reflective of the largest tenant. The smaller tenant’s lease terminates in November 2016 and contains no renewal options.
(2)	Lease term and renewal options are reflective of the largest tenant. The other tenants in the building have varying lease expirations from December 2015 to October 2018. No other tenants have renewal options.
(3)	Rent figure is reflective of aggregate rent among all tenants occupying the building.
(4)	Tenants occupying these properties are subject to a gross lease.

In accordance with ASC 805, we determined the fair value of the acquired assets and liabilities assumed related to the eight properties acquired during the nine months ended September 30, 2014 as follows (in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Premium on Assumed Debt	Total Purchase Price
Allen, TX	$874	$3,509	$125	$598	$273	$218	$—	$—	$(72)	$5,525
Colleyville, TX	1,277	2,307	117	486	220	181	—	(6)	(59)	4,523
Rancho Cordova, CA	752	5,898	278	473	546	278	—	—	—	8,225
Coppell, TX	1,448	3,221	128	636	293	230	—	—	(118)	5,838
Columbus, OH	990	6,080	1,937	823	719	990	261	—	—	11,800
Taylor, PA	3,102	24,449	956	6,171	1,452	2,870	—	—	—	39,000
Aurora, CO	2,882	3,825	92	413	806	282	—	—	—	8,300
Indianapolis, IN	502	5,334	1,088	1,990	741	732	126	(13)	—	10,500

	$11,827	$54,623	$4,721	$11,590	$5,050	$5,781	$387	$(19)	$(249)	$93,711

Below is a summary of the total revenue and earnings recognized on the eight properties acquired during the three and nine months ended September 30, 2014 (dollars in thousands):

		For the three months ended September 30,		For the nine months ended September 30,
	Acquisition	2014		2014
Location	Date	Rental Revenue	Earnings(1)	Rental Revenue	Earnings(1)
Allen, TX	3/27/2014	$143	$101	$293	$167
Colleyville, TX	3/27/2014	117	83	240	138
Rancho Cordova, CA	4/22/2014	226	104	399	168
Coppell, TX	5/8/2014	150	116	239	139
Columbus, OH (2)	5/13/2014	311	115	479	184
Taylor, PA	6/9/2014	850	395	1,058	493
Aurora, CO	7/1/2014	192	124	192	124
Indianapolis, IN (2)	9/3/2014	116	9	116	9

		$2,105	$1,047	$3,016	$1,422

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.
(2)	Rental revenue and earnings is reflective of aggregate rent and operating expenses among all tenants occupying the building.

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the eight properties acquired during the three and nine months ended September 30, 2014 were acquired as of the beginning of the previous period. The pro-forma earnings for the three and nine months ended September 30, 2014 and 2013 were adjusted to assume that acquisition-related costs were incurred as of the beginning of the previous period (dollars in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014		2013
	(unaudited)		(unaudited)
Operating Data:
Total operating revenue	$19,086	$19,060	$58,050		$56,906
Total operating expenses	(11,434)	(10,538)	(47,780	)(1)	(32,479)
Other expenses	(7,283)	(8,215)	(21,269)		(24,347)

Net income (loss)	369	307	(10,999)		80
Dividends attributable to preferred and senior common stock	(1,160)	(1,106)	(3,417)		(3,274)

Net loss attributable to common stockholders	$(791)	$(799)	$(14,416)		$(3,194)

Share and Per Share Data:
Basic and diluted loss per share of common stock	$(0.04)	$(0.06)	$(0.86)		$(0.25)
Weighted average shares outstanding-basic	17,739,084	14,196,423	16,685,162		12,613,354
Weighted average shares outstanding-diluted	17,739,084	14,196,423	16,685,162		12,613,354

(1)	$14.2 million relates to the impairment charge recorded in operating expenses during the nine months ended September 30, 2014.

2013 Real Estate Activity

During the nine months ended September 30, 2013, we acquired five properties and completed an expansion of one property, which are summarized below (dollars in thousands):

Location	Acquisition/ Expansion Date	Square Footage	Lease Term		Renewal Options		Total Purchase/ Expansion Price	Acquistion Expenses	Annualized Straight Line Rent		Debt Issued
Egg Harbor Township, NJ	3/28/2013	29,257	10 years		1 (5 years)		$5,650	$152	$490		$3,700
Clintonville, WI (1)	4/11/2013	102,400	15 years		N/A		3,250	N/A	961		—
Vance, AL	5/8/2013	170,000	10 years		2 (5 year options)		13,388	186	1,173		—
Blaine, MN	5/10/2013	92,275	6.9 years		2 (5 year options)		14,450	79	1,475		8,200
Austin, TX	7/9/2013	320,000	8 years		3 (3 year options)		57,000	155	4,641		35,300
Allen, TX (4)	7/10/2013	115,200	11.5 years	(2)	2 (5 year options)	(2)	15,150	81	1,918	(3)	8,900

Total		829,132					$108,888	$653	$10,658		$56,100

(1)	Property was originally acquired in November 2005 for $5.3 million. After the expansion completed in April 2013, the total investment in the property is $8.6 million.
(2)	Lease term and renewal options are reflective of the largest tenant. The smaller tenant’s lease terminates in August 2021 and contains 2 (5 year) renewal options.
(3)	Rent figure is reflective of aggregate rent among all tenants occupying the building.
(4)	The larger tenant occupying this property is subject to a gross lease. The smaller tenant occupying this property is subject to a triple net lease.

In accordance with ASC 805, we determined the fair value of acquired assets related to the five properties acquired during the nine months ended September 30, 2013 as follows (in thousands):

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

Below is a summary of the total revenue and earnings recognized on the five properties acquired during the three and nine months ended September 30, 2013 (dollars in thousands):

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

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2014 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Three Months ending December 31, 2014	$16,929
2015	68,254
2016	65,416
2017	64,689
2018	64,103
2019	64,403
Thereafter	290,868

Significant Existing Real Estate Activity

On April 4, 2014, our tenant occupying our Newburyport, Massachusetts property notified us of their intention not to exercise their renewal option, as the tenant is relocating to Rhode Island. The tenant will continue paying rent and operating expenses through the lease termination date of April 30, 2015.

On May 6, 2014, we extended the lease with the tenant occupying our property located in Austin, Texas. The lease covering this property was extended for an additional eight years, through June 2022. The lease was originally set to expire in June 2015. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.7 million. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and will pay a total of approximately $1.3 million in tenant improvements between now and second quarter 2015.

On June 11, 2014, we extended the lease with the tenant occupying our property located in Burnsville, Minnesota. The new lease covers approximately two-thirds of the space and was extended for an additional eight years, through January 2023. The lease was originally set to expire in June 2015. The tenant in this property will continue to pay rent on the entire building through June 2015, and we are working to identify tenants to lease the remaining one-third of the building. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.0 million. Rental income per square foot increased 14% from the previous lease. The lease grants the tenant two options to extend the lease for an additional three years each. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.5 million in leasing commissions, and will pay $3.3 million in tenant improvements between now and first quarter 2015.

On July 7, 2014, we extended the lease with one of the tenants occupying our property located in Akron, Ohio. The new lease covers approximately two-thirds of the space and was extended for an additional five years, through March 2020. The lease was originally set to expire in March 2015. This tenant will continue to pay its existing rent through March 2015. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.6 million. The lease grants the tenant two options to extend the lease for an additional five years each. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.2 million in leasing commissions, and $0.9 million in tenant improvements.

On August 1, 2014, we modified the leases with the tenants occupying our properties located in Austin and San Antonio, Texas. The leases covering these respective properties were adjusted to defer rental payments covering the period September 1, 2014 through November 30, 2014. The tenants are current on their rental payments through the quarter ended September 30, 2014.

On September 25, 2014, we modified the lease with the tenant occupying our property located in Concord Township, Ohio. The lease covering this property was adjusted to defer a portion of rental payments covering the period August 2014 through December 2014. The tenant will repay the deferred rent balance monthly during calendar year 2015. This rental deferral has no impact on the annualized straight line rents recognized on this property. The tenant is current on its rental payments through the quarter ended September 30, 2014.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class as of September 30, 2014 and December 31, 2013, respectively (dollars in thousands):

	September 30, 2014		December 31, 2013
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$58,925	$(18,391)	$47,442	$(15,158)
Leasing costs	36,969	(11,419)	31,339	(9,323)
Customer relationships	40,909	(12,351)	35,739	(10,407)

	$136,803	$(42,161)	$114,520	$(34,888)

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the nine months ended September 30, 2014 and 2013, respectively, were as follows

Intangible Assets & Liabilities	2014	2013
In-place leases	10.2	8.8
Leasing costs	10.2	8.8
Customer relationships	14.6	13.5
Above market leases	9.3	8.8
Below market leases	9.9	7.2

All intangible assets & liabilities	11.5	9.9

The estimated aggregate amortization expense for the remainder of 2014 and for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Estimated Amortization Expense
Three Months ending December 31, 2014	$3,049
2015	11,931
2016	11,224
2017	11,018
2018	10,719
2019	10,711
Thereafter	35,990

5. Real Estate Held for Sale and Impairment Charges

Real Estate Held for Sale

On June 6, 2014, we sold our property located in Sterling Heights, Michigan to the tenant currently occupying the building for $11.4 million and recognized a gain of $1.2 million on the sale.

The table below summarizes the components of income from real estate and related assets held for sale for the three and nine months ended September 30, 2014 and September 30, 2013, respectively (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Operating revenue	$—	$292	$507	$875
Operating expense	—	57	40	172

Income from real estate and related assets held for sale	$—	$235	$467	$703

Impairment Charges

We performed the evaluation and analysis of our portfolio and concluded that our Roseville, Minnesota property was impaired as of March 31, 2014. We determined that the expected undiscounted cash flows based upon a revised estimated holding period of this property was below the current carrying value. The estimated holding period was revised after a potential tenant that we were anticipating to lease a large portion of the vacant space, during the three months ended March 31, 2014, did not execute a lease on the property. Consequently, we revised the holding period to coincide with the maturity of the mortgage loan in June 2014. Accordingly, we reduced the carrying value of this property to its estimated fair value, less cost to sell, and we recognized an impairment loss of $14.2 million during the nine months ended September 30, 2014. This property is in the process of being returned to the lender in a deed in lieu transaction, which is anticipated to occur during the quarter ending December 31, 2014.

We had previously reported that our property located in South Hadley, Massachusetts was at risk of becoming impaired in the future. We recently received notification from the existing tenant that they will extend the lease on the property for two years, and it will now expire in January 2017. Because of this lease extension, we are no longer at risk at having to impair this property in the next year.

We continue to monitor our portfolio for any other indicators of impairment.

6. Mortgage Note Receivable

On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Construction is scheduled to be completed in July 2015 and we will earn 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we will be granted a right of first offer to purchase the property at fair value. If we do not purchase the property we will receive an exit fee when the property is sold and the loan is repaid in an amount sufficient for us to earn an internal rate of return of 22% on the second mortgage development loan. The loan is scheduled to mature in July 2016, but has a one year extension option.

7. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit as of September 30, 2014 and December 31, 2013 are summarized below (dollars in thousands):

		Carrying Value at
	Encumbered properties at September 30, 2014	September 30, 2014	December 31, 2013	Stated Interest Rates at September 30, 2014 (4)	Scheduled Maturity Dates at September 30, 2014
Mortgage and Other Secured Loans:
Fixed rate mortgage loans	72	$451,375	$413,678	(1)	(2)
Variable rate mortgage loans	4	8,200	8,200	LIBOR + 2.15% (3)	12/1/2016
Premiums and discounts (net)	N/A	783	724	N/A	N/A

Total Mortgage Notes Payable	76	$460,358	$422,602

Variable rate Line of Credit	17	45,600	24,400	LIBOR + 2.75% (3)	8/1/2017

Total Mortgage Notes Payable and Line of Credit	93	$505,958	$447,002

(1)	Interest rates on our fixed rate mortgage notes payable vary from 4.04% to 6.80%.
(2)	We have 41 mortgage notes payable with maturity dates ranging from 9/1/2015 through 1/6/2039.
(3)	At September 30, 2014, one month LIBOR was approximately 0.15%.
(4)	The weighted average interest rate on all debt outstanding at September 30, 2014, was approximately 5.13%.

N/A - Not Applicable

Mortgage Notes Payable

As of September 30, 2014, we had 41 mortgage notes payable, which were collateralized by a total of 76 properties with a net book value of $614.5 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of September 30, 2014 was 5.35%.

During the nine months ended September 30, 2014, we assumed two long-term mortgages, collateralized by three properties, and issued three long-term mortgages, collateralized by three properties, which are summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Debt Issued	Interest Rate	Maturity Date
3/27/2014	Wells Fargo N.A.	$6,330	5.58%	2/1/2016
4/22/2014	Keybank N.A.	4,935	4.90%	5/1/2024
5/8/2014	Wells Fargo N.A.	3,816	6.25%	6/1/2016
6/9/2014	Prudential Mortgage Capital Company	22,600	4.23%	7/1/2019
9/3/2014	Everbank	6,100	4.40%	10/1/2024

		$43,781

Scheduled principal payments of mortgage notes payable for the remainder of 2014, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Three Months ending December 31, 2014	$18,898
2015	42,683
2016	98,720
2017	67,315
2018	19,909
2019	34,570
Thereafter	177,480

$459,575

Interest Rate Cap

In November 2013, we entered into an interest rate cap agreement with Wells Fargo that caps the interest rate on the note payable for our Champaign, Illinois property. The agreement provides that the interest rate on the note payable for this property is capped at a certain interest rate when one-month LIBOR is in excess of 3.0%. The fair value of the interest rate cap agreement is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreement quarterly based on the current market valuations at quarter end as other income (loss) on our accompanying condensed consolidated statements of operations. Generally, we will estimate the fair value of our interest rate cap using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2014, our interest rate cap agreement was valued using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.” The following table summarizes the key terms of each interest rate cap agreement (dollars in thousands):

				As of September 30,		As of December 31,
	Notional			2014		2013
Interest Rate Cap	Amount	LIBOR Cap	Maturity Date	Cost	Fair Value	Cost	Fair Value
November 26, 2013	$8,200	3.00%	December 1, 2016	$31	$7	$31	$22

Fair Value

The fair value of all mortgage notes payable outstanding as of September 30, 2014, was $467.5 million, as compared to the carrying value stated above of $460.4 million. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

As of September 30, 2014, there was $45.6 million outstanding under our Line of Credit at an interest rate of approximately 2.9% and $5.8 million outstanding under letters of credit at a weighted average interest rate of 2.75%. As of September 30, 2014, the maximum additional amount we could draw was $5.3 million. We were in compliance with all covenants under the Line of Credit as of September 30, 2014. The amount outstanding on the Line of Credit as of September 30, 2014 approximates fair value, because the debt is subject to a variable interest rate, determined by market forces, as well as a recently negotiated interest rate spread.

8. Mandatorily Redeemable Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share, or the Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million and were used to repay a portion of outstanding borrowings under our Line of Credit, for acquisitions of real estate and for working capital. The Term Preferred Stock is traded under the ticker symbol GOODN on the NASDAQ Global Select Market, or the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security of ours. Generally, we may not redeem shares of the Term Preferred Stock prior to January 31, 2016, except in limited circumstances to preserve our status as a REIT. On or after January 31, 2016, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. We incurred $1.8 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on the condensed consolidated balance sheets and will be amortized over the redemption period ending January 31, 2017.

The Term Preferred Stock is recorded as liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the condensed consolidated statements of operations.

The fair value of our Term Preferred Stock as of September 30, 2014, was $40.5 million, as compared to the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of September 30, 2014 of $26.28. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

9. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases for the remainder of 2014 and each of the five succeeding years and thereafter, are as follows (dollars in thousands):

		For the year ended December 31,
Location	Lease End Date	2014	2015	2016	2017	2018	2019	Thereafter
Tulsa, OK	Apr-21	$38	$153	$153	$153	$153	$153	$229
Dartmouth, MA	May-36	44	174	174	174	174	174	3,300
Springfield, MA	Feb-30	21	86	86	89	90	90	972

		$103	$413	$413	$416	$417	$417	$4,501

Rental expense for the properties listed above is recorded straight-line over the term of the lease and was $0.3 million during both the nine months ended September 30, 2014 and 2013. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.

Tenant Improvements

We have committed to provide tenant improvement funding for certain properties. The following table reflects unconditional purchase obligations which have not been recognized on the balance sheet as of September 30, 2014. Future tenant improvement payments due on these properties for the remainder of 2014 and each of the five succeeding years and thereafter, are as follows (dollars in thousands):

		For the year ended December 31,
Location	Lease End Date	2014	2015	2016	2017	2018	2019	Thereafter
Burnsville, MN	Jan-23	$53	$1,000	$—	$—	$—	$—	$—

		$53	$1,000	$—	$—	$—	$—	$—

10. Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2014 (dollars in thousands):

						Distributions in
				Additional	Notes	Excess of	Total
	Preferred	Senior Common	Common	Paid in	Receivable	Accumulated	Stockholders’
	Stock	Stock	Stock	Capital	from Employees	Earnings	Equity
Balance at December 31, 2013	$2	$—	$16	$298,751	$(375)	$(115,248)	$183,146

Issuance of senior common stock and common stock, net	—	1	2	40,332	—	—	40,335
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	(22,219)	(22,219)
Net loss	—	—	—	—	—	(12,066)	(12,066)

Balance at September 30, 2014	$2	$1	$18	$339,083	$(375)	$(149,533)	$189,196

Distributions

Our Board of Directors declared the following distributions per share for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Common Stock	$0.375	$0.375	$1.125	$1.125
Senior Common Stock	0.2625	0.2625	0.7875	0.7875
Series A Preferred Stock	0.4843749	0.4843749	1.4531247	1.4531247
Series B Preferred Stock	0.4688	0.4688	1.4063	1.4063
Series C Preferred Stock	0.4453	0.4453	1.3359	1.3359

Recent Activity

On June 6, 2014, we completed a public offering of 1,610,000 shares of our common stock at a public offering price of $17.00 per share. Gross proceeds of the offering totaled $27.4 million and net proceeds, after deducting offering expenses borne by us, were $26.0 million, which we used to acquire real estate.

Ongoing Activity

On September 2, 2014, we entered into an open market sale arrangement, or the ATM Program, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $100.0 million on the open market through Cantor Fitzgerald, acting as sales agent and/or principal. Under the open market sales arrangement, Cantor Fitzgerald is entitled to compensation equal to up to 2.0% of the gross proceeds of the common shares it sells. During the three months ended September 30, 2014, we sold a total of 0.2 million shares with aggregate net proceeds of $3.3 million, and have a remaining capacity to sell up to $96.6 million of common stock under the ATM program with Cantor Fitzgerald.

On August 26, 2014, we provided notice of our termination of our prior open market sale arrangement, or the Prior ATM program, with Jefferies LLC, or Jefferies, under which we offered to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. From November 2009 through August 2014, we issued and sold $21.8 million in gross proceeds under the Prior ATM program. During the nine months ended September 30, 2014, we raised approximately $7.6 million in net proceeds under the Prior ATM program.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our senior common stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares are intended to be offered pursuant to the primary offering and 500,000 shares are intended to be offered pursuant to our senior common distribution reinvestment plan, or the DRIP. We, however, reserve the right to reallocate the number of shares being offered between the primary offering and the DRIP. As of September 30, 2014, we had sold 593,659 shares of senior common stock in this ongoing offering, for gross proceeds of $8.9 million, and issued an additional 18,479 shares of senior common stock under the DRIP program.

Note to Employee

The following table is a summary of the outstanding note receivable from an employee of the Adviser for the exercise of stock options (dollars in thousands):

Date Issued	Outstanding Balance of Employee Loan at September 30, 2014	Outstanding Balance of Employee Loan at December 31, 2013	Maturity Date of Note	Interest Rate on Note
Nov 2006	$375	$375	Nov 2015	8.15%

In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, this note was recorded as a full recourse loan to the employee and is included in the equity section of the accompanying condensed consolidated balance sheets. As of September 30, 2014, this loan maintained its full recourse status.

11. Subsequent Events

On October 7, 2014, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
October 22, 2014	October 31, 2014	$0.125	$0.1614583	$0.15625	$0.1484375
November 17, 2014	November 26, 2014	0.125	0.1614583	0.15625	0.1484375
December 19, 2014	December 31, 2014	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
October	November 7, 2014	$0.0875
November	December 5, 2014	0.0875
December	January 8, 2015	0.0875

Total		$0.2625

On October 16, 2014, we executed a lease with a tenant to occupy our previously vacant property located in Richmond, Virginia. The lease was effective as of September 8, 2014 and has a three-year term. The tenant has an early termination option at any time after July 31, 2016, contingent upon the tenant losing a contract with the vendor supporting their operations in our building. The tenant is subject to a termination payment of approximately $0.03 million if they exercise this option. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. The tenant has one option to renew the lease for an additional period of three years. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.1 million in leasing commissions, no tenant improvements were paid in connection with the lease extension.

On October 22, 2014, we extended the lease with the tenant occupying our property located in Canton, North Carolina. We financed a $5.5 million expansion project on this property, which added an additional 150,000 square feet to the building, which was completed in September 2014. The lease covering this property was extended for an additional 10 years, through September 2034. The lease was originally set to expire in July 2024. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.4 million, as compared to straight line rents of $0.6 million under the previous lease.

On October 27, 2014, we extended the lease with the tenant occupying our property located in South Hadley, Massachusetts. The lease covering this property was extended for an additional two years through January 2017. The lease was originally set to expire in January 2015. The lease provides a scheduled rent increase over the previous lease, with annualized straight line rents of approximately $0.3 million. The tenant has two options to renew the lease for additional periods of one year each.

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

General

We are an externally-advised real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 93 properties totaling 9.8 million square feet, which have a total gross and net carrying value, including intangible assets, of $816.4 million and $692.0 million, respectively. These amounts are not inclusive of our Roseville, Minnesota property that is currently in receivership and will be returned to our lender via a deed in lieu transaction. We also currently have one mortgage loan receivable outstanding for $5.6 million.

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain and volatile, and we remain cautious about a long-term economic recovery. Vacancy rates in certain markets are still higher than pre-recessionary levels, as job growth has yet to return to all areas of the country. Major markets however, have experienced reductions in vacancy rates over the past 12 months for both office and industrial properties. These vacancy reductions are the result of increased demand combined with construction activity that is well below prior market peaks. Interest rates have increased since the beginning of the year, but remain at historic lows and this continued low interest rate environment is leading to increasing competition for new acquisitions. In addition, the federal government shutdown in October 2013 combined with the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term have increased domestic and global economic instability.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease maturities and acquiring additional properties. We now only have one vacant building located in Baytown, Texas. We signed a three-year lease on our Richmond, Virginia property with a new tenant, which was effective September 8, 2014. The available space at the Baytown, Texas property comprises less than 1.0% of our total square footage as of September 30, 2014 and the annual carrying costs are approximately $0.1 million. We continue to actively seek a new tenant for this property.

Our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our line of credit, or the Line of Credit. The market for long-term mortgages continues to improve and long-term mortgages are readily obtainable. The collateralized mortgage backed securities, or CMBS, market remains active but it is more conservative and restrictive than it was prior to the recession and uncertainty with regard to interest rates has made the CMBS market less predictable. We continue to look to regional banks, insurance companies and other non-bank lenders, in addition to the CMBS market to issue mortgages to finance our real estate activities.

In addition to leverage, we have been active in the equity markets during 2014. We have issued shares of common stock in both an overnight offering in June and through our at-the-market programs, or ATM Programs, pursuant to our former open market sale agreement with Jefferies, LLC, or Jefferies, and our recent agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, each discussed in more detail below. In addition, we have issued shares of our convertible senior common stock, also discussed in more detail below.

Recent Developments

2014 Investment Activities

Allen and Colleyville, Texas: On March 27, 2014, we acquired two office buildings, totaling 42,000 square feet, located in Allen and Colleyville, Texas for a total of $10.0 million, excluding related acquisition expenses of $0.07 million. We funded these acquisitions with existing cash on hand as well as assuming $6.3 million of existing mortgage debt on the properties. The same tenant has leased both properties for 12 years and has 4 options to renew the lease for additional periods of 5 years each. The leases provide for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.0 million.

Rancho Cordova, California: On April 22, 2014, we acquired a 61,358 square foot office building located in Rancho Cordova, California for $8.2 million, excluding related acquisition expenses of $0.07 million. We funded this acquisition with existing cash on hand and the issuance of $4.9 million of mortgage debt on the property. The tenant has leased the property for 10 years and has 1 option to renew the lease for an additional 5 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line gross rents of $0.9 million.

Coppell, Texas: On May 8, 2014, we acquired an office building, totaling 21,171 square feet, located in Coppell, Texas for a total of $5.8 million, excluding related acquisition expenses of $0.03 million. We funded these acquisitions with existing cash on hand as well as assuming $3.8 million of existing mortgage debt on this property. The tenant has leased this property for 12 years and has 4 options to renew the lease for additional periods of 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.6 million.

Columbus, Ohio: On May 13, 2014, we acquired a 114,786 square foot office building located in Columbus, Ohio for $11.8 million, excluding related acquisition expenses of $0.07 million. We funded this acquisition with existing cash on hand. There are 2 tenants in this property, the largest of which occupies 92% of the space and has 9.5 years remaining on the lease. The other tenant has 2.5 years remaining on the lease. The two leases provide for prescribed rent escalations over the life of the respective leases, with annualized straight line rents of $1.3 million.

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

Aurora, Colorado: On July 1, 2014, we acquired a 124,800 square foot building located in Aurora, Colorado, an eastern submarket of Denver near the Denver International Airport, for $8.3 million, excluding related acquisition expenses of $0.09 million. We funded this acquisition with existing cash on hand. The tenant has leased the property for 15 years and has 2 options to renew the lease for an additional 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.8 million.

Phoenix, Arizona: On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Construction is scheduled to be completed by July 2015 and we will earn 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we will be granted a right of first offer to purchase the property at fair value. If we do not purchase the property we will receive an exit fee when the property is sold and the loan is repaid in an amount sufficient for us to earn an internal rate of return of 22% on the second mortgage development loan. The loan is scheduled to mature in July 2016, but has a one year extension option.

Indianapolis, Indiana: On September 3, 2014, we acquired an 86,495 square foot office building located in Indianapolis, Indiana for $10.5 million, excluding related acquisition expenses of $0.06 million. We funded this acquisition with existing cash on hand as well as the issuance of $6.1 million of mortgage debt on the property. There are 7 tenants in this property, the largest of which occupies 71% of the space and has 11.5 years remaining on the lease. This tenant has 2 options to renew the lease for an additional 5 years each. The remaining tenants are occupying between 1,427 and 7,639 square feet in their respective suites, with lease terms expiring from December 2015 through October 2018. Six out of seven leases provide for prescribed rent escalations over the life of the respective leases, with annualized straight line gross rents for all leases of $1.5 million.

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

KeyBank Line of Credit: On March 28, 2014, we amended our Line of Credit to extend the maturity date one additional year to August 2017. We also modified certain terms under the Line of Credit, including the calculation of the total asset value and unencumbered asset value. The applicable London Interbank Offered Rate, or LIBOR, margins were also reduced by 25 basis points at each pricing level. As a result of these modifications, the availability under our Line of Credit increased by $1.3 million.

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

Wells Fargo: On May 8, 2014, through a wholly-owned subsidiary, we assumed $3.8 million pursuant to a long-term note payable from Wells Fargo, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 6.3% per year and has a maturity date of June 2016. We assumed the note in connection with the acquisition of the property located in Coppell, Texas on the same date.

Prudential: On June 9, 2014, through a wholly-owned subsidiary, we borrowed $22.6 million pursuant to a long-term note payable from Prudential Mortgage Capital Company, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 4.23% per year and has a maturity date of July 1, 2019. We used the proceeds from the note to acquire the property in Taylor, Pennsylvania on the same date.

Everbank: On September 3, 2014, through a wholly-owned subsidiary, we borrowed $6.1 million pursuant to a long-term note payable from Everbank, which is collateralized by a security interest in one of our properties. The note accrues interest at a fixed rate of 4.4% per year and has a maturity date of October 1, 2024. We used the proceeds from the note to acquire the property in Indianapolis, Indiana on the same date.

2014 Leasing Activities

Newburyport, Massachusetts: On April 4, 2014, our tenant occupying our Newburyport, Massachusetts property notified us of their intention not to exercise their renewal option as the tenant is relocating to Rhode Island. The tenant will continue paying rent and operating expenses through the lease termination date of April 30, 2015. A marketing representative has been hired and re-leasing activity is currently underway.

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

Burnsville, Minnesota: On June 11, 2014, we extended the lease with the tenant occupying our property located in Burnsville, Minnesota. The new lease covers approximately two-thirds of the space and was extended for an additional eight years, through January 2023. The lease was originally set to expire in June 2015. The tenant in this property will continue to pay rent on the entire building through June 2015, and we are working to identify tenants to lease the remaining one-third of the building. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.0 million. Rental income per square foot increased 14% from the previous lease. The lease grants the tenant two options to extend the lease for an additional three years each. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.5 million in leasing commissions, and will pay $3.3 million in tenant improvements prior to the end of first quarter 2015.

Akron, Ohio: On July 7, 2014, we extended the lease with one of the tenants occupying our property located in Akron, Ohio. The new lease covers approximately two-thirds of the space and was extended for an additional five years, through March 2020. The lease was originally set to expire in March 2015. This tenant will continue to pay its existing rent through March 2015. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.6 million. The lease grants the tenant two options to extend the lease for an additional five years each. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.2 million in leasing commissions, and will pay $0.9 million in tenant improvements prior to the end of second quarter 2015. The second tenant in the property continues to occupy the remaining one-third of space.

Austin and San Antonio, Texas: On August 1, 2014, we modified the lease with the tenant occupying two of our properties located in Austin and San Antonio, Texas. The leases covering these respective properties were adjusted to defer rental payments covering the period September 1, 2014 through November 30, 2014. The tenants are current on their rental payments through the quarter ended September 30, 2014.

Concord Township, Ohio: On September 25, 2014, we modified the lease with the tenant occupying our property located in Concord Township, Ohio. The lease covering this property was adjusted to defer a portion of rental payments covering the period August 2014 through December 2014. The tenant will repay the deferred rent balance monthly during calendar year 2015. This rental deferral has no impact on the annualized straight line rents recognized on this property. The tenant is current on their rental payments through the quarter ended September 30, 2014.

Richmond, Virginia: On October 16, 2014, we executed a lease with a tenant to occupy our previously vacant property located in Richmond, Virginia. The lease became effective as of September 8, 2014 and has a three-year term. The tenant has an early termination option at any time after July 31, 2016, contingent upon the tenant losing a contract with the vendor supporting their operations in our building. The tenant is subject to a termination payment of approximately $0.03 million if they exercise this option. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. The tenant has one option to renew the lease for an additional period of three years. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.1 million in leasing commissions, no tenant improvements were paid in connection with the lease extension.

Canton, North Carolina: On October 22, 2014, we extended the lease with the tenant occupying our property located in Canton, North Carolina. We financed a $5.5 million expansion project on this property, which added an additional 150,000 square feet to the building, which was completed in September 2014. The lease covering this property was extended for an additional 10 years, through September 2034. The lease was originally set to expire in July 2024. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.4 million, as compared to straight line rents of $0.6 million under the previous lease.

South Hadley, Massachusetts: On October 27, 2014, we extended the lease with the tenant occupying our property located in South Hadley, Massachusetts. The lease covering this property was extended for an additional two years through January 2017. The lease was originally set to expire in January 2015. The lease provides a scheduled rent increase over the previous lease, with annualized straight line rents of approximately $0.3 million. The tenant has two options to renew the lease for additional periods of one year each.

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

ATM Programs: During 2014, we have raised an aggregate of $28.1 million in net proceeds under our ATM Programs with both Jefferies and Cantor Fitzgerald. Proceeds from these offerings were used to acquire real estate, repay indebtedness and for other general corporate purposes. On August 26, 2014, we provided notice of termination of our prior open market sale agreement with Jefferies LLC, or Jefferies, under which we offered to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. We raised $7.6 million in net proceeds under the Prior ATM sales agreement during the nine months ended September 30, 2014. On September 2, 2014, we entered into a new At the Market sales agreement with Cantor Fitzgerald, or the New ATM program. Under this agreement we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $100.0 million on the open market through Cantor Fitzgerald, as agent, or to Cantor Fitzgerald, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We have raised $20.5 million in net proceeds under the New ATM program. Sales of shares of our common stock through our New ATM Program will be executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market, or the NASDAQ, or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Cantor Fitzgerald, including a combination of any of these transactions.

Senior Common Equity: During 2014, we have sold 285,680 shares of our senior common stock at $15.00 per share in an ongoing best-efforts public offering and issued 9,226 shares of our senior common stock under the Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission were $3.9 million. We can issue up to 3,000,000 shares of senior common stock and the offering will continue until the earlier of March 28, 2015 or the date on which a total of 3,000,000 shares of senior common stock are sold. Proceeds from this offering were used to acquire real estate and for general corporate purposes.

Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. The table below reflects the breakdown of our total rental income by tenant industry classification for the nine months ended September 30, 2014 and 2013, respectively (dollars in thousands):

	For the nine months ended September 30,
	2014		2013
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$9,453	18.0%	$7,322	16.8%
Automobile	6,522	12.3	3,455	7.9
Healthcare	6,199	11.7	5,605	12.8
Electronics	4,414	8.4	3,604	8.3
Personal, Food & Miscellaneous Services	3,996	7.6	3,899	8.9
Diversified/Conglomerate Manufacturing	2,940	5.6	2,748	6.3
Chemicals, Plastics & Rubber	2,467	4.7	2,399	5.5
Beverage, Food & Tobacco	2,246	4.3	2,260	5.2
Diversified/Conglomerate Services	1,992	3.8	933	2.1
Personal & Non-Durable Consumer Products	1,953	3.7	1,937	4.4
Machinery	1,878	3.6	1,696	3.9
Buildings and Real Estate	1,631	3.1	1,618	3.7
Containers, Packaging & Glass	1,563	3.0	1,650	3.8
Printing & Publishing	1,397	2.7	1,389	3.2
Childcare	1,209	2.3	437	1.0
Oil & Gas	956	1.8	956	2.2
Banking	868	1.7	866	2.0
Education	492	0.9	492	1.1
Home & Office Furnishings	397	0.8	397	0.9

	$52,573	100.0%	$43,663	100.0%

The table below reflects the breakdown of our total rental income by state for the nine months ended September 30, 2014 and 2013, respectively (dollars in thousands):

	For the nine months ended September 30,			For the nine months ended September 30,
	2014			2013
State	Number of Leases	Rental Revenue	% of Base Rent	Number of Leases	Rental Revenue	% of Base Rent
Texas	10	$8,646	16.4%	7	$4,414	10.1%
Ohio	16	7,380	14.0	14	6,965	16.0
North Carolina	7	3,766	7.2	7	3,584	8.2
Minnesota	4	3,340	6.4	4	3,011	6.9
South Carolina	2	3,346	6.4	2	3,346	7.7
All Other States	49	26,095	49.6	37	22,343	51.1

Total	88	$52,573	100%	71	$43,663	100%

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer and treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Mr. Gladstone is also the chairman and chief executive officer of our Administrator. Terry Lee Brubaker is also the vice chairman and chief operating officer of our Administrator.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded, real estate investment trust. All of our directors are directors of Gladstone Capital Corporation, Gladstone Investment Corporation and Gladstone Land Corporation, with the exception of Mr. David Dullum, who is not a director of Gladstone Land Corporation. With the exception of Danielle Jones, our Chief Financial Officer and Treasurer, and Robert Cutlip, our President, our other two executive officers, David Gladstone and Terry Brubaker, also serve as executive officers of Gladstone Capital Corporation, Gladstone Investment Corporation and Gladstone Land Corporation. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our Line of Credit agreement which limits distributions to our stockholders to 100% of FFO with acquisition-related costs that are required to be expensed under ASC 805, Business Combinations, added back to FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the nine months ended September 30, 2014 and 2013, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of our Administrator’s expenses incurred while performing services to us, including, but not limited to, rent and the salaries and benefits expenses of our personnel, including our chief financial officer and treasurer, chief compliance officer, general counsel and secretary (who also serves as the Administrator’s president), and their respective staffs. Prior to July 1, 2014, our allocable portion was derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses will be derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. Management believes that the current methodology of allocating the Administrator’s total expenses among all companies serviced by our Administrator is currently a more enhanced method, primarily due to the current personnel employed by the Administrator in relation to their time spent performing services for all companies serviced by our Administrator.

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our condensed consolidated financial statements included elsewhere in this Form 10-Q. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes to our critical accounting policies during the nine months ended September 30, 2014.

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

Using the methodology discussed above, we evaluated our entire portfolio as of September 30, 2014, for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. We concluded that our Roseville, Minnesota property was impaired as of March 31, 2014. We determined that the expected undiscounted cash flows, based upon a revised estimated holding period of this property, were below the current carrying value. The estimated holding period was revised after a potential tenant that we were anticipating to lease a large portion of the vacant space, during the three months ended March 31, 2014, did not execute a lease on the property. Consequently, we revised the holding period to coincide with maturity of the mortgage loan on the property in June 2014. Accordingly, we reduced the carrying value of this property to its estimated fair value, less cost to sell, and we recognized an impairment loss of $14.2 million during the nine months ended September 30, 2014. This property is in the process of being returned to the lender in a deed in lieu transaction, which is anticipated to occur during the quarter ending December 31, 2014.

We had previously reported that our property located in South Hadley, Massachusetts was at risk of becoming impaired in the future. We recently received notification from the existing tenant that they will extend the lease on the property for two years, and it will now expire in January 2017. Because of this lease extension, we are no longer at risk at having to impair this property in the next year.

We will continue to monitor our portfolio for any other indicators of impairment. There have been no other impairments recognized on our real estate assets since inception.

Results of Operations

The weighted-average yield on our total portfolio, which was 9.0% as of September 30, 2014, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition as a percentage of the acquisition. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2014 and 2013 is below (dollars in thousands, except per share amounts):

	For the three months ended September 30,
	2014	2013	$ Change	% Change
Operating revenues
Rental revenue	$18,368	$15,807	$2,561	16%
Interest income from mortgage note receivable	97	—	97	NM
Tenant recovery revenue	549	383	166	43

Total operating revenues	19,014	16,190	2,824	17

Operating expenses
Depreciation and amortization	7,516	6,253	1,263	20
Property operating expenses	1,202	864	338	39
Acquisition related expenses	233	163	70	43
Base management fee	741	559	182	33
Incentive fee	1,538	1,138	400	35
Administration fee	260	274	(14)	(5)
General and administrative	538	377	161	43
Impairment charge	280	—	280	NM

Total operating expenses before credit to incentive fee	12,308	9,628	2,680	28

Credit to incentive fee	(851)	(989)	138	(14)

Total operating expenses	11,457	8,639	2,818	33

Other income (expense)
Interest expense	(6,679)	(6,573)	(106)	2
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	—	—
Other income	37	17	20	118

Total other expense	(7,328)	(7,242)	(86)	1

Net income	229	309	(80)	(26)

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)	—	—
Distributions attributable to senior common stock	(137)	(83)	(54)	65

Net loss attributable to common stockholders	$(931)	$(797)	$(134)	17

Net loss attributable to common stockholders per weighted average share of common stock—diluted	$(0.05)	$(0.06)	$0.01	(17)

FFO available to common stockholders	$6,865	$5,456	$1,409	26

FFO per weighted average share of common stock—diluted	$0.38	$0.38	$0.00	0

NM = Not meaningful

	For the nine months ended September 30,
	2014	2013	$ Change	% Change
Operating revenues
Rental revenue	$52,573	$43,663	$8,910	20%
Interest income from mortgage note receivable	97	—	97	NM
Tenant recovery revenue	1,870	819	1,051	128

Total operating revenues	54,540	44,482	10,058	23

Operating expenses
Depreciation and amortization	21,107	16,374	4,733	29
Property operating expenses	3,834	2,164	1,670	77
Acquisition related expenses	1,202	622	580	93
Base management fee	2,031	1,363	668	49
Incentive fee	4,305	3,001	1,304	43
Administration fee	1,238	1,004	234	23
General and administrative	1,495	1,243	252	20
Impairment charge	14,238	—	14,238	NM

Total operating expenses before credit to incentive fee	49,450	25,771	23,679	92

Credit to incentive fee	(3,013)	(2,491)	(522)	21

Total operating expenses	46,437	23,280	23,157	99

Other income (expense)
Interest expense	(19,463)	(17,998)	(1,465)	8
Distributions attributable to Series C mandatorily redeemable preferred stock	(2,057)	(2,057)	—	—
Gain on sale of real estate	1,240	—	1,240	NM
Other income	111	47	64	136

Total other expense	(20,169)	(20,008)	(161)	1

Net (loss) income	(12,066)	1,194	(13,260)	(1,111)

Distributions attributable to Series A and B preferred stock	(3,070)	(3,070)	—	—
Distributions attributable to senior common stock	(347)	(204)	(143)	70

Net loss attributable to common stockholders	$(15,483)	$(2,080)	$(13,403)	644

Net loss attributable to common stockholders per weighted average share of common stock—diluted	$(0.93)	$(0.16)	$(0.77)	481

FFO available to common stockholders	$18,622	$14,294	$4,328	30

FFO per weighted average share of common stock—diluted	$1.09	$1.11	$(0.02)	(2)

NM = Not meaningful

Operating Revenues

Rental revenues increased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, because of the 10 properties acquired subsequent to September 30, 2013.

Interest income from mortgage note receivable increased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, because of interest earned on the mortgage loan issued in July 2014 that was not outstanding during 2013.

Tenant recovery revenue increased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2014. This increase was primarily due to reimbursements from our tenant in our partially vacant building located in Roseville, Minnesota, coupled with operating expense recoveries from certain tenants in properties acquired over the past year that are subject to a gross lease.

Operating Expenses

Depreciation and amortization expenses increased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, because of the 10 properties acquired subsequent to September 30, 2013.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, primarily because of an increase in overhead (maintenance, repair and utilities) expenses at our partially vacant Roseville, Minnesota building, coupled with expenses at certain properties acquired over the past year that are subject to a gross lease.

Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses increased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, because of larger acquisition volume in 2014 as compared to 2013.

The base management fee increased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, due to an increase in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”

The incentive fee increased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was due to an increase in rental revenues from the properties acquired over the past year, which was partially offset by an increase in property operating and interest expenses during the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013. The impairment loss recorded during the nine months ended September 30, 2014 is not included in the calculation of the incentive fee because it is an unrealized loss.

The incentive fee credit decreased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, because of an increase in total operating revenues from the properties acquired in the past year partially offset by the amount of common dividends paid on the shares issued during the past year coupled with higher expenses at our vacant properties. The incentive fee credit increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, because of an increase in the amount of common dividends paid on the shares issued during the past year coupled with higher expenses at our vacant properties. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee decreased for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, as a result of a change during the three months ended September 30, 2014 in how the administration fee is allocated to us in relation to the other funds managed by our Administrator. During the three months ended September 30, 2014, the allocation of the fee was revised such that the fee is now based upon the percentage of time employees of the Administrator spend on our matters versus the prior methodology whereby we were allocated the fee based upon our total assets in relation to other funds managed by our Administrator. The administration fee increased for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, as a result of an increase in the amount of the fee allocated to us during that period; however, we anticipate our future administration fees to be lower under the new methodology. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, as a result of an increase in professional fees related to tax and audit services from the increase in our portfolio.

The impairment charge is a result of the impairment of our Roseville, Minnesota property We did not recognize an impairment charge during the three and nine months ended September 30, 2013.

Other Income and Expenses

Interest expense increased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013. This increase was primarily a result of interest on the $59.5 million of mortgage debt assumed and issued during the past 12 months, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during over the past year.

The gain on sale of real estate is a result of our property we sold located in Sterling Heights, Michigan in June 2014.

Other income increased during the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, because of an increase in management fees collected from certain of our tenants.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, primarily because of the impairment loss recognized during the nine months ended September 30, 2014, and, to a lesser extent, due to increased interest expense, property operating expenses and depreciation expense, partially offset by an increase in rental income earned from the 10 properties acquired during the past 12 months.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at October 29, 2014, was $29.8 million, including $5.3 million in cash and cash equivalents and an available borrowing capacity of $24.5 million under our Line of Credit.

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

Equity Capital

Thus far in 2014, we have raised net proceeds of $26.0 million in common equity in an underwritten follow-on public offering, at a share price of $17.00. We also raised net proceeds of $7.6 million of common equity under our Prior ATM Program with Jefferies, at an average share price of $17.47, and net proceeds of $20.5 million of common equity under our New ATM Program with Cantor at an average share price of $17.17. Furthermore, we raised $3.9 million in net proceeds of senior common equity. We used these proceeds to acquire additional real estate and for general corporate purposes.

As of today, we have the ability to raise up to $213.4 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-190931), or the Universal Shelf, in one or more future public offerings. Of the $213.4 million of available capacity under our Universal Shelf, $79.2 million of common stock is reserved for additional sales under our ATM Program and $43.4 million is reserved for sales of our senior common stock.

Debt Capital

As of September 30, 2014, we had mortgage notes payable in the aggregate principal amount of $460.4 million, collateralized by a total of 76 properties with terms at issuance ranging from 4 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2014 was 5.35%.

The CMBS market has recovered; see the discussion in “Business Environment” above. Specifically, we continue to see banks and other non-bank lenders willing to issue 10-year mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $18.9 million payable during the remainder of 2014 and $42.7 million payable during 2015. The 2014 principal amounts payable include both amortizing principal payments and a balloon principal payment that was due in June 2014 of $17.5 million on our property that we impaired this year. We are currently in the process of returning this property to the lender in a deed in lieu transaction and we are not subject to any cross default provisions from this mortgage loan. We intend to pay the remaining 2014 debt amortization payments from operating cash flow and borrowings under our Line of Credit. We anticipate being able to refinance the mortgages that come due during 2015 with new mortgage debt.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2014, was $18.7 million, as compared to net cash provided by operating activities of $15.6 million for the nine months ended September 30, 2013. This increase was primarily a result of an increase in rental income received from the properties acquired in the past 12 months, partially offset by the loss of rental income from vacancies in our portfolio and property operating expenses we are responsible for at certain of our vacant properties. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2014, was $88.0 million, which primarily consisted of the acquisition of eight properties, the funding of a mortgage loan and tenant improvements performed at certain of our properties, partially offset by proceeds received from the sale of one of our properties, as compared to net cash used in investing activities during the nine months ended September 30, 2013, of $111.0 million, which primarily consisted of the acquisition of five properties, the expansion at another property and tenant improvements performed at certain of our properties.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2014, was $66.1 million, which primarily consisted of proceeds from the sale of common stock and borrowings under mortgage notes payable, partially offset by distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the nine months ended September 30, 2013, was $94.4 million, which primarily consisted of proceeds from the sale of common stock and proceeds from the issuance of mortgage notes payable, partially offset by the increase in distributions paid to our stockholders and principal repayments on mortgage notes payable.

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

The Line of Credit has a letter of credit sublimit of up to $20.0 million. In addition, we may expand the Line of Credit up to a total of $75.0 million upon satisfaction of certain conditions and payment of the associated up front and arrangement fees at the time of such increase. The interest rate per annum applicable to the Line of Credit is equal to LIBOR, plus an applicable margin of up to 3.0%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of $0.03 million per year and an unused commitment fee of 25 basis points per year, which accrues quarterly. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 100% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under the Line of Credit is based on a percentage of the value of a pool of unencumbered properties, which must meet agreed upon eligibility standards.

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

As of September 30, 2014, there was $45.6 million outstanding under our Line of Credit at an interest rate of approximately 2.9% and $5.8 million outstanding under letters of credit at a weighted average interest rate of 2.75%. As of October 29, 2014, the maximum additional amount we could draw was $24.5 million. Our ability to increase the availability under our Line of Credit is dependent upon us adding additional properties to the unencumbered pool, which must meet predetermined eligibility standards. We were in compliance with all covenants under the Line of Credit as of September 30, 2014.

Contractual Obligations

The following table reflects our material contractual obligations as of September 30, 2014 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$543,675	$55,606	$240,522	$62,126	$185,421
Interest on Debt Obligations (2)	120,452	26,569	40,462	22,241	31,180
Operating Lease Obligations (3)	6,680	413	826	834	4,607
Purchase Obligations (4)	5,757	4,461	1,296	—	—

Total	$676,564	$87,049	$283,106	$85,201	$221,208

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $45.6 million of the debt obligation due in 2017, mortgage notes payable that were outstanding as of September 30, 2014, and amounts due to the holders of our Term Preferred Stock.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of September 30, 2014.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, and Springfield, Missouri properties.
(4)	Purchase obligations consist of $1.2 million for the three months remaining in 2014 to fund tenant improvements at three of our Ohio properties, $3.3 million in tenant improvements we anticipate paying during second quarter of 2015 at our Burnsville, MN property and $1.3 million of tenant improvements we anticipate paying in the fourth quarter of 2015 for our Austin, TX property. These items were recognized on our balance sheet for the period ending September 30, 2014.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and nine months ended September 30, 2014 and 2013, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended September 30, (Dollars in Thousands, Except Per Share Amounts)		For the nine months ended September 30, (Dollars in Thousands, Except Per Share Amounts)
	2014	2013	2014	2013
Net income (loss)	$229	$309	$(12,066)	$1,194
Less: Distributions attributable to preferred and senior common stock	(1,160)	(1,106)	(3,417)	(3,274)

Net loss attributable to common stockholders	$(931)	$(797)	$(15,483)	$(2,080)
Adjustments:
Add: Real estate depreciation and amortization	7,516	6,253	21,107	16,374
Add: Impairment charge	280	—	14,238	—
Less: Gain on sale of real estate	—	—	(1,240)	—

FFO available to common stockholders	$6,865	$5,456	$18,622	$14,294
Weighted average common shares outstanding—basic	17,739,084	14,196,423	16,685,162	12,613,354
Weighted average common shares outstanding—diluted	18,168,757	14,453,852	17,047,325	12,830,364
Basic FFO per weighted average share of common stock	$0.39	$0.38	$1.12	$1.13

Diluted FFO per weighted average share of common stock	$0.38	$0.38	$1.09	$1.11

Distributions declared per share of common stock	$0.375	$0.375	$1.125	$1.125

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks. Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will continue to be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Line of Credit is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into a derivative contract with Wells Fargo to cap interest rates for the variable rate note payable on our Champaign, Illinois property. We paid a fee of $0.03 million to cap LIBOR rates at 3.0%, to limit our exposure to interest rates on this note payable.

To illustrate the potential impact of changes in interest rates on our net income for the nine months ended September 30, 2014, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of September 30, 2014. As of September 30, 2014, our effective average LIBOR was 0.15%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$545	$(545)
2% Increase to LIBOR	1,091	(1,091)
3% Increase to LIBOR	1,595	(1,595)

As of September 30, 2014, the fair value of our mortgage debt outstanding was $467.5 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at September 30, 2014, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $24.7 million and $10.3 million, respectively.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-A12B (File No. 001-33097), filed January 31, 2012.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date: October 29, 2014	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer and Treasurer

Date: October 29, 2014	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors