Form 10-K
period 2014-12-31
GLADSTONE COMMERCIAL CORP
filed 2015-02-18
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).    YES  ☐    NO  ☒.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2014, based on the closing price on that date of $17.87 on the NASDAQ Global Select Market, was $307,467,128. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 20,359,081 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 18, 2015.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2015, relating to the Registrant’s 2015 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2014

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K, or Form 10-K, and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Ligation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations, or FFO, our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	re-leasing efforts;

•	our business and financing strategy;

•	our ability to implement our business plan;

•	pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition and our ability to compete effectively;

•	market and industry trends;

•	interest and insurance rates;

•	estimates of our future operating expenses, including payments to our Adviser (as defined herein) under the terms of our Advisory Agreement (as defined herein);

•	projected capital expenditures; and

•	use of the proceeds of our Line of Credit (as defined herein), mortgage notes payable, future stock offerings and other future capital resources, if any.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	failure to qualify as a real estate investment trust, or REIT, and in the risk of changing laws that affect REITs;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	the adequacy of our cash reserves and working capital;

•	our failure to successfully integrate and operate acquired properties and operations;

•	defaults upon or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the degree and nature of our competition, including other real estate investment companies;

•	availability, terms and deployment of capital, including the ability to maintain and borrow under our Line of Credit, arrange for long-term mortgages on our properties, secure additional long-term lines of credit and raise equity capital;

•	our Adviser’s ability to identify, hire and retain highly-qualified personnel;

•	changes in our industry or the general economy;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in governmental regulations, tax rates and similar matters;

•	environmental uncertainties and risks related to natural disasters; and

•	the loss of any of our key officers, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, or Mr. Robert Cutlip, our president.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption “Item 1A. Risk Factors.” New factors may also emerge from time to time that could have a material adverse affect on our business.

Item 1.	Business.

Overview

Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company”) is a REIT that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly rated debt. As we have in the past, we intend to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built-in rental increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. As of February 18, 2015, we owned a total of 96 properties.

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

Our business is managed by our external adviser, Gladstone Management Corporation, or our Adviser. Gladstone Administration, LLC, or our Administrator, provides administrative services to us. Both our Advisor and our Administrator are affiliates of ours and each other.

Our Investment Objectives and Our Strategy

Our principal investment objectives are to generate income from rental properties and, to a much lesser extent, mortgage loans, which we use to fund our continuing operations and to pay monthly cash distributions to our stockholders. Our primary strategy to achieve our investment objectives is to invest in and own a diversified portfolio of leased industrial, commercial and retail real estate that we believe will produce stable cash flow and increase in value. We may sell some of our real estate assets when our Adviser determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing commercial, industrial or retail real estate, which loans may have some form of equity participation. We currently have one mortgage loan outstanding.

We use leverage to maximize potential returns to stockholders. We are not limited with respect to the amount of leverage that we may use for the acquisition of any specific property, although we have certain portfolio-level leverage covenants we must comply with under the terms of our unsecured line of credit, or the Line of Credit. We intend to use non-recourse mortgage financing that will allow us to limit our loss exposure on any property to the amount of equity invested in such property. The market for long-term mortgages continues to improve as they become more obtainable and the environment is competitive. The collateralized mortgage backed securities, or CMBS, market remains active but it is more conservative and restrictive than it was prior to the recent recession and uncertainty with regard to interest rates has made the CMBS market less predictable. Consequently, we continue to look to regional banks, insurance companies and other non-bank lenders, in addition to the CMBS market, to issue mortgages to finance our real estate activities.

In addition to leverage, we were active in the equity markets during 2014 by issuing shares of common stock in one follow-on public offering, issuing shares under our at-the-market programs, or ATM Programs, pursuant to our former open market sale agreement with Jefferies, LLC, or Jefferies, and our current agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and also issuing shares of our convertible senior common stock.

Investment Policies

Types of Investments

Overview

We intend that substantially all of our investments will be generated from the ownership of income-producing real property or, to a much lesser extent, mortgage loans secured by real property. We expect that a majority of our investments will be continue to be structured as net leases, but if a net lease would have an adverse impact on a potential tenant, or we assume a lease with a different existing structure in place, we may structure our investment as either a gross, or modified gross lease or as a mortgage loan. Investments are not restricted to geographical areas, but we expect that most of our investments in real estate will continue to be made within the continental United States. Some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio. Our stockholders are not afforded the opportunity to evaluate the economic merits of our investments or the terms of any dispositions of properties and instead rely on the advice of our Adviser. See “Risk Factors—Our success depends on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.”

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

Property Acquisitions and Net Leasing

To date, we have purchased a majority of our properties from owners that have leased their properties to non-affiliated tenants, and while we have engaged in some transactions with tenants who have consummated sale-leaseback transactions, these transactions do not comprise the dominant portion of our portfolio. We expect that some of our sale-leaseback transactions will be in conjunction with acquisitions, recapitalizations or other corporate transactions affecting our tenants. In these transactions, we may act as one of several sources of financing by purchasing one or more properties from the tenant and by leasing it on a net basis to the tenant or its successor in interest. For a discussion of the risks associated with leasing property to leveraged tenants, see “Risk Factors—Highly leveraged tenants and borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.”

In limited circumstances, we have granted tenants an option to purchase the leased property, and we anticipate granting these options to select tenants in the future. In these cases, we generally seek to fix the option purchase price at the greater of our purchase price for the property and the fair market value of the property at the time the option is exercised.

Our portfolio consists primarily of single-tenant commercial and industrial real property; however, we continue to acquire multi-tenant commercial and industrial properties, as well as retail and medical properties. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. In most cases, our leases will be “triple net leases” that require the tenant to pay all the operating costs, costs of maintenance, insurance and real estate taxes on the property. We seek to obtain lease terms of approximately 10 to 15 years with built-in rental increases.

Investments in Mortgage Loans

Although we expect to make investments in mortgage loans sparingly, we may elect to structure our investment in a particular property as a mortgage loan secured by the property in situations where a standard net lease transaction would have an adverse tax impact on the seller or would otherwise be inappropriate for us. We anticipate that most of our lending transactions would be loans secured by industrial or commercial property or issued in connection with a build-to-suit transaction. Our Adviser will attempt to structure mortgage loans in a manner that would provide us with current income substantially similar to that which we could expect to receive had the investment been structured as a net lease transaction.

To the extent that we invest in mortgage loans, we will generally originate those loans. However, we may also purchase mortgage loans from banks, CMBS pools or other lenders provided that such transactions are otherwise consistent with our investment objectives. Our Adviser will service the mortgage loans in our portfolio by monitoring the collection of monthly principal and interest payments on our behalf. We currently have one mortgage loan outstanding.

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the most important aspects of evaluating a prospective investment. Evaluating the creditworthiness of the tenant or borrower and its ability to generate sufficient cash flow to make payments to us pursuant to the lease or the mortgage loan is the one of the most important aspects of our underwriting procedures. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•	Credit Evaluation. Our Adviser evaluates each potential tenant for its creditworthiness, considering factors such as the tenants rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. Currently, 34% of our tenants are rated by a national credit rating agency. A prospective tenant that is deemed creditworthy does not necessarily mean that we will consider the tenant’s property to be “investment grade.” Our Adviser seeks tenants that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and financing these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant is normally a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

•	Leases with Increasing Rent. Our Adviser seeks to include a clause in each lease that provides for annual rent escalations over the term of the lease. These increases will generally be fixed; however certain of our leases are tied to increases in indices, such as the consumer price index.

•	Diversification. Our Adviser attempts to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. Please see Item 2 of this Form 10-K for a summary of our portfolio by industry and geographic location.

•	Property Valuation. The business prospects and the financial strength of the tenant are important aspects of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require quarterly unaudited and annual audited financial statements of the tenant in order to continuously monitor the financial performance of the tenant. Our Adviser evaluates the financial capability of the tenant and its ability to perform per the terms of the lease, including obtaining certificates of insurance and verifying payment of real estate taxes on an annual basis. Our Adviser may also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. As further described below, our Advisor also evaluates the physical characteristics of a prospective property investment and comparable properties as well as the geographic location of the property in the particular market to ensure that the characteristics are favorable for re-leasing the property at approximately the same or higher rental rate should that necessity arise. Our Adviser then computes the value of the property based on historical and projected operating results. In addition, each property that we propose to purchase is appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction and the conditions of the credit markets at the time the purchase is negotiated. We generally limit the purchase price of each acquisition to less than 10% of our consolidated total assets.

•	Properties Important to Tenant Operations. Our Adviser generally seeks to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better protection in the event a tenant files bankruptcy, as leases on properties essential or important to the operations of a bankrupt tenant are typically less likely to be rejected in bankruptcy or otherwise terminated.

•	Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include, operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. Our Adviser generally also seeks covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•	Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate parent. We believe that this type of credit enhancement, if obtained, provides us with additional financial security.

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

Our Adviser also reviews the structural soundness of the improvements on the property and may engage a structural engineer to review multiple aspects of the structures to determine the longevity of each building on the property. This review normally also includes the components of each building, such as the roof, the structure and configuration, the electrical wiring, the heating and air-conditioning system, the plumbing, parking lot and various other aspects such as compliance with state and federal building codes.

Our Adviser also physically inspects the real estate and surrounding real estate as part of determining its value. All of our Adviser’s due diligence is aimed at arriving at a valuation of the real estate under the assumption that it would not be rented to the existing tenant. As part of this process, our Adviser may consider one or more of the following items:

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

Use of Leverage

We use long-term mortgage borrowings as a financing mechanism in amounts that we believe will maximize the return to our stockholders. Currently, the majority of our long-term mortgage borrowings are structured as non-recourse to us, and we intend to structure any medium-term mortgages in the same manner, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for its satisfaction. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and consequently, there may be circumstances where lenders have recourse to our other assets. To a much lesser extent, we use recourse financing. Of the $459.3 million in long-term mortgages outstanding as of December 31, 2014, only $2.0 million is recourse to the Company.

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

Under our current conflict of interest policy, without the approval of a majority of our independent directors, we will not:

•	acquire from or sell any assets or other property to any of our officers, directors or our Adviser’s employees, or any entity in which any of our officers, directors or Adviser’s employees has an interest of more than 5%;

•	borrow from any of our directors, officers or our Adviser’s employees, or any entity, in which any of our officers, directors or our Adviser’s employees has an interest of more than 5%; or

•	engage in any other transaction with any of our directors, officers or our Adviser’s employees, or any entity in which any of our directors, officers or our Adviser’s employees has an interest of more than 5% (except that our Adviser may lease office space in a building that we own, provided that the rental rate under the lease is determined by our independent directors to be at a fair market rate).

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

Code of Ethics

The Company and its affiliates, including Gladstone Capital Corporation, Gladstone Investment Corporation, Gladstone Land Corporation, Gladstone Management Corporation, Gladstone Administration, LLC, and Gladstone Securities, LLC have adopted a code of ethics and business conduct applicable to all personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended. This code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, at our website at www.GladstoneCommercial.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Our Adviser and Administrator

Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, and investing in real estate and making mortgage loans. We have entered into an investment advisory agreement with our Adviser, or the Advisory Agreement, under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, treasurer, chief compliance officer, general counsel (who also serves as our Administrator’s president) and secretary and their respective staffs and provides administrative services for us under the Administration Agreement.

David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser and our Administrator. Terry Lee Brubaker, our vice chairman and chief operating officer and a member of our Board of Directors, also serves in the same capacities for our Adviser and our Administrator. Robert Cutlip, our president, is also an executive managing director of our Adviser.

Our Adviser maintains our investment committee that approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone, Cutlip and Brubaker. We believe that the review process of our investment committee gives us a unique competitive advantage over other REITs because of the substantial experience that its members possess and their unique perspective in evaluating the blend of corporate credit, real estate and lease terms that collectively provide an acceptable risk for our investments.

Our Adviser’s board of directors has empowered our investment committee to authorize and approve our investments, subject to the terms of the Advisory Agreement. Before we acquire any property, the transaction is reviewed by our investment committee to ensure that, in its view, the proposed transaction satisfies our investment criteria and is within our investment policies. Approval by our investment committee is generally the final step in the property acquisition approval process, although the separate approval of our Board of Directors is required in certain circumstances described below. For further detail on this process, please see “Investment Policies—Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions.”

Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., and our Adviser also has offices in several other states.

Advisory and Administration Agreements

Many of the services performed by our Adviser and Administrator in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions which our Adviser and Administrator perform for us pursuant to the terms of the Advisory and Administration Agreements, respectively.

Advisory Agreement

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers).

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

For purposes of calculating the incentive fee, FFO includes any realized capital gains and capital losses, less any distributions paid on preferred stock and convertible senior common stock, but FFO does not include any unrealized capital gains or losses. The incentive fee would reward our Adviser if our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeds 1.75%, or the hurdle rate, of total stockholders’ equity, less the recorded value of any preferred stock. We pay our Adviser an incentive fee with respect to our pre-incentive fee FFO quarterly as follows:

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to incentive fee

The incentive fee may be reduced because of our Line of Credit covenant which limits distributions to our stockholders to 100% of FFO with acquisition-related costs that are required to be expensed under Accounting Standards Codification, or ASC 805, Business Combinations, added back to FFO.

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Prior to July 1, 2014, our allocable portion was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. Management believes that the new methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed.

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

Dealer Manager Agreement

In connection with the offering of our convertible senior common stock, or Senior Common Stock, we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities, or the Dealer Manager, pursuant to which the Dealer Manager agreed to act as our exclusive dealer manager in connection with the offering. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. Gladstone Securities, in its sole and absolute discretion, may re-allocate all of its selling commissions attributable to a participating broker-dealer and may also re-allocate a portion of its dealer manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we have agreed to indemnify the Dealer Manager against various liabilities, including certain liabilities arising under the federal securities laws. We made payments of approximately $0.6 million and $0.3 million during the years ended December 31, 2014 and 2013, respectively, to Gladstone Securities pursuant to this agreement, which are reflected as a component of Senior Common Stock costs in the statement of stockholders’ equity. The Dealer Manager Agreement is scheduled to terminate on the earlier of (i) March 28, 2015 or (ii) the date on which 3,000,000 shares of Senior Common Stock are sold pursuant to the Dealer Manager Agreement. We have elected not to renew the program upon termination on March 28, 2015, and thus the Dealer Manager Agreement will simultaneously terminate on March 28, 2015.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million for each of the years ended December 31, 2014 and 2013, respectively, on total mortgages secured of $52.1 million and $76.3 million, or 0.27% and 0.18%, respectively. The agreement is scheduled to terminate on August 31, 2015, unless renewed or earlier terminated.

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantial time on our matters during calendar year 2015. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2014, our Adviser and Administrator collectively had 61 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area

11	Executive Management

36	Investment Management, Portfolio Management and Due Diligence

14	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

Risks related to our business and properties

Highly leveraged tenants and borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.

Some of our tenants and borrowers may have recently been either restructured using leverage, or acquired in a leveraged transaction. Tenants and borrowers that are subject to significant debt obligations may be unable to make their rent or mortgage payments if there are adverse changes to their businesses or because of the impact of the recent recession. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries.

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

We are subject to the credit risk of our tenants, which in the event of bankruptcy, could adversely affect our results of operations.

We are subject to the credit risk of our tenants . Any bankruptcy of a tenant or borrower could cause:

•	the loss of lease or mortgage payments to us;

•	an increase in the costs we incur to carry the property occupied by such tenant;

•	a reduction in the value of our securities; or

•	a decrease in distributions to our stockholders.

Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If a bankrupt tenant terminates a lease with us, any claim we might have for breach of the lease (excluding a claim against collateral securing the lease) will be treated as a general unsecured claim. Our claim would likely be capped at the amount the tenant owed us for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could re-characterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor.

In addition, we may enter into in sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we could be treated as a co-venturer with our lessee with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and our ability to pay distributions to stockholders.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and our ability to make distributions to our stockholders.

If we cannot renew leases, we may be unable to re-lease our properties to other tenants at rates equal to or above the current market rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Market conditions may also hinder our ability to lease vacant space in newly developed or redeveloped properties. In addition, we may enter into or acquire leases for properties that are specially suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. We may be required to expend substantial funds for tenant improvements and tenant refurbishments to re-lease the vacated space and cannot assure you that we will have sufficient sources of funding available to use in the future for such purposes and therefore may have difficulty in securing a replacement tenant. Any of these factors could adversely impact our financial condition, results of operations, cash flow or our ability to pay distributions to our stockholders.

Net leases may not result in fair market lease rates over time, thereby failing to maximize income and distributions to our stockholders.

A large portion of our rental income comes from triple net leases, which frequently provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to sublease the property, subject to our approval, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Further, triple net leases are typically for longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in triple net leases.

Multi-tenant properties expose us to additional risks.

Our multi-tenant properties could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the property to operate profitably. This loss of income could cause a material adverse impact to our results of operations and business. Multi-tenant properties are also subject to tenant turnover and fluctuation in occupancy rates, which could affect our operating results. Furthermore, multi-tenant properties expose us to the risk of increased operating expenses, which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the operating expenses paid by tenants and/or the amounts budgeted.

We face certain risks associated with our build-to-suit activities.

We may (1) provide a developer with either a combination of financing for construction of a build-to-suit property or a commitment to acquire a property upon completion of construction of a build-to-suit property and commencement of rent from the tenant or (2) acquire a property subject to a lease and engage a developer to complete construction of a build-to-suit property as required by the lease. We face uncertainties associated with a developer’s timely performance and timely completion of a project, including the performance or timely completion of contractors and subcontractors. If a developer, contractor or subcontractor fails to perform, we may resort to legal action to compel performance, remove the developer or rescind the purchase or construction contract.

We may incur additional risks as we make periodic payments or other advances to developers before completion of construction. These and other factors can result in increased costs of a project or loss of our investment, and may be affected by conditions beyond both our and the developer’s control.

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

Leasing real property or making mortgage loans to small and medium-sized businesses exposes us to a number of unique risks related to these entities, including the following:

•	Small and medium-sized businesses may have limited financial resources and may not be able to make their lease or mortgage payments on a timely basis, or at all. A small or medium-sized tenant or borrower may be more likely to have difficulty making its lease or mortgage payments when it experiences adverse events, such as the failure to meet its business plan, a downturn in its industry or negative economic conditions because its financial resources may be more limited.

•	Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target tenants and borrowers are typically smaller businesses that may have narrower product lines and smaller market share, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.

•	There is generally little or no publicly available information about our target tenants and borrowers. Many of our tenants and borrowers are likely to be privately owned businesses, about which there is generally little or no publicly available operating and financial information. As a result, we will rely on our Adviser to perform due diligence investigations of these tenants and borrowers, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•	Small and medium-sized businesses generally have less predictable operating results. We expect that many of our tenants and borrowers may experience significant fluctuations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive positions, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle.

•	Small and medium-sized businesses are more likely to be dependent on one or two persons. Typically, the success of a small or medium-sized business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our tenant or borrower and, in turn, on us.

Our real estate investments have a limited number of tenants and are concentrated in a limited number of industries, which subjects us to an increased risk of significant loss if any one of these tenants is unable to pay or if particular industries experience downturns.

As of December 31, 2014, we owned 96 properties and had 91 tenants in these properties, and our 5 largest tenants accounted for approximately 18.0% of our total rental income. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. As of December 31, 2014, 17.7% of our total rental income was earned from tenants in the telecommunications industry, 12.2% was earned from tenants in the healthcare industry, and 12.1% was earned from tenants in the automobile industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.

Healthcare reform legislation may affect our results of operations and financial condition.

In 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act (collectively the “Acts”). Together, the Acts serve as the primary vehicle for comprehensive health care reform in the U.S. and are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and have begun being implemented through a phased approach that will conclude in 2018. At this time, the effects of health care reform and its impact on our tenants’ business, results of operations and financial condition and the resulting impact on our operations cannot be determined. The Acts could adversely affect the financial and operational performance of our tenants in the healthcare industry specifically and increase the cost of providing healthcare coverage for all tenants generally and could adversely affect the financial and operational performance of our tenants and their results of operations. This may result in a decreased ability of our tenants to make lease payments, and thereby adversely affect our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues and increase our carrying costs of the building.

Since most of our properties are occupied by a single tenant, the success of each investment will be materially dependent on the financial stability of these tenants. If a tenant defaults, our rental revenues would be reduced and our expenses associated with carrying the property would increase, as we would be responsible for payments such as taxes and insurance. Lease payment defaults by these tenants could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

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

The assessments we perform on our acquisition of property may fail to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the assessments were conducted or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions or that such costs or other remedial measures will not be material to us.

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

Mortgage loans may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans and our results of operations.

Investments in mortgage loans, exposes us to the risk of default by the borrowers on those mortgage loans as well as interest rate risks. To the extent we incur delays in liquidating such defaulted mortgage loans, we may not be able to obtain sufficient proceeds to repay all amounts due to us under the mortgage loans. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans. We currently have one mortgage loan outstanding.

Risks related to our financing

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of our distribution at current levels.

Many factors affect the value of our equity securities and our ability to make or maintain at current levels distributions to the holders of our shares of beneficial interest, including the state of the capital markets and the economy, which in recent years have negatively affected substantially all businesses, including ours. Demand for office, industrial, and retail space nationwide has slowly improved, it is approaching pre-recession levels. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets. Regulatory pressures and the burden of troubled and uncollectible loans led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities and our ability to sustain payment of our distribution at current levels.

Our Line of Credit contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

The agreement governing our Line of Credit requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 100% of our FFO. As of December 31, 2014, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Line of Credit and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

Our business strategy relies heavily on external financing, as a result we may be negatively affected by restrictions on additional borrowings, and the risks associated with leverage, including our debt service obligations.

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

We face risks related to “balloon payments” and refinancing.

Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders. We have balloon payments of $34.6 million payable during fiscal year 2015.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We intend to acquire additional properties by using our Line of Credit and by continuing to seek long-term financing, where we will borrow all or a portion of the purchase price of a potential acquisition and securing the loan with a mortgage on some or all of our existing real property. We look to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the CMBS market to issue mortgages to finance our real estate activities. For the year ended December 31, 2014, we had obtained or assumed approximately $62.2 million in long-term financing, which we have used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2014, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

A change in the value of our assets could cause us to experience a cash shortfall or be in default of our loan covenants.

We borrow on an unsecured basis under the Line of Credit. A significant reduction in the value of our pool of unencumbered assets could require us to pay down the balance of the Line of Credit. Although we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to the Line of Credit, this inability could have a material adverse effect on our liquidity and our ability to meet our loan covenants.

Interest rate fluctuations may adversely affect our results of operations.

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our Line of Credit and one of our long-term mortgages is variable. Although we seek to mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into an interest rate cap to attempt to manage our exposure to interest rate fluctuations on our only outstanding variable rate mortgage. A significant change in interest rates could have an adverse impact on our results of operations.

Risks related to the real estate industry

We are subject to certain risks associated with real estate ownership and lending which could reduce the value of our investments.

Our investments include industrial, commercial and retail property. Our performance, and the value of our investments, is subject to risks inherent to the ownership and operation of these types of properties, including:

•	changes in the general economic climate;

•	changes in local conditions, such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	competition from other available space; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

The debt obligations of our tenants are dependent upon certain factors, which neither we nor our tenants or borrowers control, such as national, local and regional business and economic conditions, government economic policies, and the level of interest rates.

Competition for the acquisition of real estate may impede our ability to make acquisitions or increase the cost of these acquisitions.

We compete with many other entities to acquire properties, including financial institutions, institutional pension funds, other REITs, foreign real estate investors, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties, cause an increase in the price we must pay for real estate, have greater resources than we do, and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties.

Our ownership of properties through ground leases exposes us to risks which are different than those resulting from our ownership of fee title to other properties.

We have acquired an interest in three of our properties by acquiring a leasehold interest in the land underlying the property, and we may acquire additional properties in the future that are subject to similar ground leases. In this situation, we have no economic interest in the land underlying the property and do not control this land,thus this type of ownership interest poses potential risks for our business because (i) if the ground lease terminates for any reason, we will lose our interest in the property, including any investment that we made in the property, (ii) if our tenant defaults under the previously existing lease, we will continue to be obligated to meet the terms and conditions of the ground lease without the annual amount of ground lease payments reimbursable to us by the tenant, and (iii) if the third party owning the land under the ground lease disrupts our use either permanently or for a significant period of time, then the value of our assets could be impaired and our results of operations could be adversely affected.

Risks related to our Adviser

We are dependent upon our key personnel, who are employed by our Adviser, for our future success, particularly David Gladstone, Terry Lee Brubaker and Robert Cutlip.

We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, Terry Lee Brubaker, our vice chairman and chief operating officer, and Robert Cutlip, our president. The departure of any of our executive officers or key personnel could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

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

Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including, but not limited to, Gladstone Capital Corporation, or Gladstone Capital, Gladstone Investment Corporation, or Gladstone Investment, and Gladstone Land Corporation, or Gladstone Land. Moreover, with the exception of our chief financial officer, and president, all of our executive officers and directors are also executive officers and directors of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in small and medium-sized companies. In addition, with the exception of our president, all of our executive officers and eight of our nine directors are also executive officers and directors of Gladstone Land. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business and with Gladstone Capital, Gladstone Investment and Gladstone Land, which may arise primarily from the involvement of our Adviser, Gladstone Capital, Gladstone Investment, Gladstone Land and their affiliates in other activities that may conflict with our business.

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

The Advisory Agreement contemplates a quarterly incentive fee based on our FFO. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is a voluntary, unconditional and irrevocable waiver. For the years ended December 31, 2014, 2013 and 2012, an unconditional and irrevocable voluntary waiver was issued by our Adviser for approximately $3.0 million, $3.5 million and $2.2 million, respectively. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.

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

Risks Related to Qualification and Operation as a REIT

If we fail to qualify as a REIT, our operations and distributions to stockholders would be adversely impacted.

We intend to continue to be organized and to operate to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws, possibly with retroactive effect, with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to stockholders when computing our taxable income;

•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for distributions to stockholders would be reduced; and

•	we may be required to borrow additional funds or sell some of our assets to pay corporate tax obligations that we may incur as a result of our disqualification.

We may need to incur additional borrowings to meet the REIT minimum distribution requirement and to avoid excise tax.

In order to maintain our qualification as a REIT, we are required to distribute to our stockholders at least 90% of our annual real estate investment trust taxable income (excluding any net capital gain and before application of the distributions paid deduction). To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our net capital gain for that year and (iii) 100% of our undistributed taxable income from prior years. In order to meet the 90% distribution requirement and to avoid the 4% excise tax, we may need to incur additional borrowings. Although we intend to pay distributions to our stockholders in a manner that allows us to meet the 90% distribution requirement and avoid this 4% excise tax, we cannot assure you that we will always be able to do so.

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

We also must ensure that (i) at least 75% of our gross income for each taxable year consists of certain types of income that we derive, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income and (ii) at least 95% of our gross income for each taxable year consists of income that is qualifying income for purposes of the 75% gross income test, other types of interest and distributions, gain from the sale or disposition of stock or securities, or any combination of these.

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

Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a U.S. stockholder to the extend such distributions do not exceed the stockholder’s adjusted tax basis in its shares of our stock but instead will constitute a return of capital and will reduce the stockholder’s adjusted tax basis in its share of our stock. If our distributions result in a reduction of a stockholder’s adjusted basis in its shares of our stock, subsequent sales by such stockholder of its shares of our stock potentially will result in recognition of an increased capital gain or reduced capital loss due to the reduction in such stockholder’s adjusted basis in its shares of our stock.

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

The following table provides certain summary information about our 96 wholly-owned, properties as of December 31, 2014 (dollars in thousands, except per square foot information).

Property		Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2014 (4)	Total Rental Income per Occupied Square Foot	Encumbrances
208 South Rogers Lane (Raleigh NC)		1997	12/23/2003	58,926	100%	2015	$624	$10.59	$4,796
3874 Highland Park NW (Canton, OH)		1994	1/30/2004	54,018	100%	2024	283	5.24	2,664
260 Springside Drive (Akron, OH)	(1)	1968/1999	4/29/2004	83,891	100%	2020	917	10.93	6,828
5815 Westpark Drive (Charlotte, NC)		1984/1995	6/30/2004	64,500	100%	2019	1,091	16.91	6,308
171 Great Oak Drive (Canton, NC)		1998/2014	7/6/2004	365,960	100%	2034	984	2.69	3,652
Rt. 219, Tax Parcel No. 33-251-0246, (Crenshaw, PA)		1991	8/5/2004	290,000	100%	2026	717	2.47	5,176
9698 Old US Hwy. 52 (Lexington, NC)		1986	8/5/2004	154,000	100%	2026	381	2.47	2,636
9100 Highway 290 East (Austin, TX)		2001	9/16/2004	51,933	100%	2022	705	13.58	6,500
13 Industrial Park Drive (Mt. Pocono, PA)		1995/1999	10/15/2004	223,275	100%	2021	633	2.84	4,889
6550 First Park Ten Boulevard (San Antonio, TX)		1999	2/10/2005	60,245	100%	2021	782	12.98	6,643
4630 Journal Street (Columbus, OH)		1995	2/10/2005	39,000	100%	2015	308	7.90	2,516
199 Sing Sing Road (Big Flats, NY)		2001	4/15/2005	120,000	100%	2023	494	4.12	5,365
2525 North Woodlawn Avenue (Wichita, KS)		2000	5/18/2005	69,287	100%	2017	780	11.26	7,466
725 & 737 Great Southwest Pkwy (Arlington, TX)		1966	5/26/2005	64,000	100%	2018	693	10.83	3,814
4032 Linden Avenue (Dayton, OH)		1956	6/30/2005	59,894	100%	2015	268	4.47	1,877
81 Corbett Way (Eatontown, NJ)		1991	7/7/2005	30,268	100%	2024	537	17.74	4,365
17 & 20 Veronica Avenue (Franklin Township, NJ)		1978	7/11/2005	183,000	100%	2020	988	5.40	6,471
150 Ridgeview Center Drive (Duncan, SC)		1984/2001/2007	7/14/2005	222,670	100%	2020	1,539	6.91	10,375
170 Ridgeview Center Drive (Duncan, SC)		1984/2001/2007	7/14/2005	55,350	100%	2020	383	6.92	2,579
5656 Campus Parkway (Hazelwood, MO)		1977	8/5/2005	51,155	100%	2023	213	4.16	2,291
914 Wohlert Street (Angola, IN)		1982	9/2/2005	52,080	100%	2023	127	2.44	626
800 Growth Parkway (Angola, IN)		1998	9/2/2005	50,000	100%	2023	127	2.54	601
802 East 11th Street (Rock Falls, IL)		1988	9/2/2005	52,000	100%	2023	127	2.44	626
2 Opportunity Way (Newburyport, MA)		1994	10/17/2005	86,308	100%	2015	891	10.32	6,276
255 Spring Street (Clintonville, WI)		1992/2013	10/31/2005	521,400	100%	2028	961	1.84	2,997
5700 Lee Road (Maple Heights, OH)		1974	12/21/2005	347,218	100%	2015	1,278	3.68	9,790

Item 2.	Properties (Continued)

Property		Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2014 (4)	Total Rental Income per Occupied Square Foot		Encumbrances
7545 Midlothian Turnpike (Richmond, VA)		1972	12/30/2005	42,213	100%	2017	$68	$5.10	(2)	$5,275
3930 Sunforest Court (Toledo, OH)		1979	12/30/2005	23,368	100%	2020	276	11.81		2,750
75 Canal Street (South Hadley, MA)		1978	2/15/2006	150,000	100%	2017	269	1.79		—
2101 Fox Drive (Champaign, IL)		1996	2/21/2006	20,400	100%	2024	263	12.89		1,545
2109 Fox Drive (Champaign, IL)		1996	2/21/2006	40,000	100%	2024	517	12.93		3,030
2215 Fox Drive (Champaign, IL)		1996	2/21/2006	25,000	100%	2024	323	12.92		1,894
2301 Fox Drive (Champaign, IL)		1996	2/21/2006	22,862	100%	2024	295	12.90		1,731
12000 Portland Avenue South (Burnsville, MN)		1984	5/10/2006	114,959	100%	2023	1,091	9.49		11,001
14701 Anthony Avenue (Menomonee Falls, WI)		1986/2000	6/30/2006	125,692	100%	2016	786	6.25		6,738
1025 Birdsong Drive (Baytown, TX)		1997	7/11/2006	12,000	0%	2013	—	—		2,000
2150, 2200 Pinson Valley Parkway (Birmingham, AL)		1961/1980	9/29/2006	63,514	100%	2016	271	4.27		—
2325 West Fairview Avenue (Montgomery, AL)		1962/1989	9/29/2006	29,472	100%	2016	126	4.28		—
5221 N Highway 763 (Columbia, MO)		1978	9/29/2006	16,275	100%	2016	69	4.24		—
4690 Parkway Drive (Mason, OH)		2002	1/5/2007	60,000	100%	2020	554	9.23		4,250
201 South Rogers Lane (Raleigh, NC)		1994	2/16/2007	115,500	100%	2015	717	6.21		5,164
1110 West Tenkiller (Tulsa, OK)	(3)	2004	3/1/2007	238,310	100%	2019	1,566	6.57		7,776
3725 East 10th Court (Hialeah, FL)		1956/1992	3/9/2007	132,337	100%	2027	1,109	8.38		—
554 Clark Road (Tewksbury, MA)		1985/1989	5/17/2007	102,200	100%	2017	799	7.82		—
5324 Natorp Boulevard (Mason, OH)		2007	7/1/2007	21,264	100%	2027	583	27.42		4,555
7282 Willam Barry Boulevard (Cicero, NY)		2005	9/6/2007	71,880	100%	2020	530	7.37		3,964
1515 Arboretum Drive SE (Grand Rapids, MI)		2001	9/28/2007	63,235	100%	2025	1,090	17.24		5,831
4 Territorial Court (Bollingbrook, IL)	(11)	2002	9/28/2007	55,480	38%	2022	636	11.38		—
2349 Lawrenceville Highway (Decatur, GA)		1989	12/13/2007	16,740	100%	2031	516	30.82		—
2341 Lawrenceville Highway (Decatur, GA)		1989	12/13/2007	4,372	100%	2031	135	30.88		—
2339 Lawrenceville Highway (Decatur, GA)		1989	12/13/2007	5,488	100%	2031	169	30.79		—

Item 2.	Properties (Continued)

Property			Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2014 (4)	Total Rental Income per Occupied Square Foot	Encumbrances
311 Phillip Boulevard (Lawrenceville, GA)			2005	12/13/2007	12,412	100%	2031	$447	$36.01	$—
2096 McGee Road (Snellville, GA)			1986	12/13/2007	3,800	100%	2031	116	30.53	—
7174 Wheat Street (Covington, GA)			2000	12/13/2007	5,000	100%	2031	153	30.60	—
1055 Haw Creek Parkway (Cumming, GA)			2004	12/13/2007	13,919	100%	2026	486	34.92	3,145
1293 Wellbrook Circle (Conyers, GA)			1994	12/13/2007	6,400	100%	2031	195	30.47	—
425 Gateway Drive (Reading, PA)			2007	1/29/2008	42,900	100%	2028	717	16.71	3,983
6499 University Avenue NE (Fridley, MN)			1985/2006	2/26/2008	74,160	100%	2020	812	10.95	5,121
7528 Auburn Road (Concord Township, OH)			1957/2008	3/31/2008	273,300	100%	2024	1,665	6.09	—
10021 Rodney Street (Pineville, NC)			1985	4/30/2008	74,950	100%	2028	431	5.75	2,315
28305 State Route 7 (Marietta, OH)			1992/2007	8/29/2008	223,458	100%	2028	909	4.07	5,650
400 Highpoint Drive (Chalfont, PA)			1987	8/29/2008	67,200	100%	2016	758	11.28	5,510
1520 Albany Place SE (Orange City, IA)			1990	12/15/2010	487,121	100%	2026	1,229	2.52	9,015
2415 Century Place SE (Hickory, NC)			2008	4/4/2011	60,000	100%	2020	937	15.62	6,697
2645 North Airport Plaza Avenue, Lot 2 (Springfield, MO)			2006	6/20/2011	78,421	100%	2021	1,422	18.13	10,977
124 East Hines Road (Boston Heights, OH)			2011	10/20/2011	25,000	100%	2021	377	15.08	2,646
9 Sylvan Way (Parsippany, NJ)			1984	10/28/2011	60,111	100%	2026	1,157	19.25	6,799
495 State Road (Dartmouth, MA)	(3	) (5)	2011	11/18/2011	16,340	100%	2086	625	38.25	4,049
1955 South National Avenue (Springfield, MO)	(3	) (6)	2005	12/13/2011	14,560	100%	2080	315	21.63	1,823
810 Parish Street (Pittsburgh, PA)			1968	12/28/2011	26,080	100%	2026	400	15.34	2,757

Item 2.	Properties (Continued)

Property		Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2014 (4)		Total Rental Income per Occupied Square Foot		Encumbrances
44426 Atwater Place (Ashburn, VA)		2002	1/25/2012	52,130	100%	2027	$989		$18.97		$7,223
14955 6th Street (Ottumwa, IA)		1970	5/30/2012	352,860	100%	2023	693		1.96		4,426
7800 Walton Parkway (New Albany, OH)		2007	6/5/2012	89,000	100%	2023	1,357		15.25		9,066
7200 North Lake Drive (Columbus, GA)		2012	6/21/2012	32,000	100%	2023	656		20.50		4,507
3592 Corporate Drive (Columbus, OH)		1981	6/28/2012	31,293	100%	2022	331		10.58		2,845
1395 University Boulevard (Jupiter, FL)		2011	9/26/2012	60,000	100%	2023	1,372		22.87		10,252
1400 John Burgess Drive (Fort Worth, TX)		2005	11/8/2012	208,234	100%	2026	1,628		7.82		13,567
565 Spears Creek Church Road (Columbia, SC)		2010	11/21/2012	146,483	100%	2022	2,541		17.35		18,067
6725 Delilah Road (Egg Harbor Township, NJ)		1985	3/28/2013	29,257	100%	2023	496		16.95		3,551
17499 Brookwood Parkway (Vance, AL)		2013	5/9/2013	170,000	100%	2023	1,173		6.90		—
3785 Pheasant Ridge Drive NE (Blaine, MN)		2009	5/10/2013	92,275	100%	2020	1,475		15.98		8,045
717 E. Parmer Lane (Austin, TX)		1999	7/9/2013	320,000	100%	2020	4,805		15.02		34,567
805 Central Expressway South (Allen, TX)	(7)	1998	7/10/2013	115,200	100%	2021/2022	1,879	(9)	16.31		8,704
349 Inverness Drive South (Englewood, CO)		2008	12/11/2013	99,797	100%	2021	1,504		15.07		11,315
43700 Gen-Mar Drive (Novi, MI)		1988	12/27/2013	156,200	100%	2024	684		4.38		4,297
1207 West McDermott Drive (Allen, TX)		2004	3/27/2014	21,154	100%	2026	435		26.96	(2)	3,417
6805 Colleyville Boulevard (Colleyville, TX)		2000	3/27/2014	20,355	100%	2026	357		22.93	(2)	2,797
3078 Prospect Park Drive (Rancho Cordova, CA)		1986	4/22/2014	61,358	100%	2024	625	(9)	14.72	(2)	4,935
300 South Denton Tap Road (Coppell, TX)		2005	5/8/2014	21,171	100%	2026	390		28.40	(2)	3,767
7450 Huntington Park Drive (Columbus, OH)	(8)	1986	5/13/2014	114,786	100%	2016/2023	790	(9)	11.13	(2)	—
6 Kane Lane (Taylor, PA)		2000/2006	6/9/2014	955,935	100%	2024	1,908		3.56	(2)	22,600

Item 2.	Properties (Continued)

Property		Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2014 (4)		Total Rental Income per Occupied Square Foot		Encumbrances
14800 East Moncrieff Place (Aurora, CO)		1983	7/1/2014	124,800	100%	2029	384		6.16	(2)	—
6626 E. 75th Street (Indianapolis, IN)	(10)	1981/2014	9/3/2014	86,495	96%	2015-2026	489	(9)	17.38	(2)	6,100
1485 East 61st Avenue (Denver, CO)		1985	10/31/2014	189,120	100%	2024	166		4.55	(2)	—
1833 Frenchtown Center Drive (Monroe, MI)		2004	12/23/2014	315,000	100%	2023	36		4.71	(2)	10,839
2200 Revard Road (Monroe, MI)		2004	12/23/2014	220,500	100%	2023	25		4.71	(2)	7,587
Totals				10,633,474			$69,928	(12)			$458,592

(1)	Two tenants occupy this building, each with separate leases ending in the same year.
(2)	Rental income per occupied square foot is annualized, as if the building were held for all of 2014.
(3)	Property subject to a ground lease.
(4)	Total rental income included in this table is straight-line rental income calculated in accordance with Generally Accepted Accounting Principles in the United States.
(5)	Tenant has the option to terminate the lease in years 2036-2086.
(6)	Tenant has the option to terminate the lease in years 2030-2080.
(7)	Two tenants occupy this building each with separate leases ending in different years. The tenant occupying 73% of the building has their lease expire in 2022. The tenant occupying the remaining space has their lease expire in 2021.
(8)	Two tenants occupy this building each with separate leases ending in different years. The tenant occupying 92% of the building has their lease expire in 2023. The tenant occupying the remaining space has their lease expire in 2016.
(9)	At lease one tenant occupying this properties is subject to a gross lease.
(10)	Seven tenants occupy this building each with separate leases ending in different years. The tenant occupying 71% of the building lease expires in 2026. The remaining six tenants have lease terms expiring from 2015 through 2018.
(11)	Our previous tenant’s lease expired on December 31, 2014. Our current tenant is occupying approximately 38% of the building, and their lease expires in 2022.
(12)	The rental income figure excludes rental revenues earned prior to our Sterling Heights, MI sale, and our Roseville, MN deed-in-lieu transaction. Total rental revenue for the year ended December 31, 2014 for these properties was $1,283.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2014 (dollars in thousands):

Year of Lease Expiration	Square Feet (1)	Number of Expiring Leases	Rental Revenue for the year ended December 31, 2014		% of Annualized Base Rent
2015	701,148	7	$4,090		5.9%
2016	315,183	5	2,127		3.1
2017	372,885	6	1,931		2.8
2018	78,968	4	770		1.1
2019	302,810	2	2,657		3.8
2020	1,246,594	11	13,216		19.1
2021	518,276	6	5,119		7.4
2022+	7,047,887	50	39,400		56.8

Total	10,583,751	91	$69,310	(2)	100%

(1)	Our fully vacant building in Baytown, TX contains 12,000 square feet. We have 34,535 square feet vacant in our Bolingbrook, IL property, and 3,188 square feet vacant in our Indianapolis, IN property.
(2)	The rental income figure excludes rental revenues earned on our expired lease at Bolingbrook, IL, and rental income earned prior to our Sterling Heights, MI sale, and our Roseville, MN deed-in-lieu transaction. Total rental revenue for the year ended December 31, 2014 for these properties was $1,901.

The following table summarizes the geographic locations of our properties as of December 31, 2014 (dollars in thousands):

State	Rental Revenue for the year ended December 31, 2014	% of Base Rent	Number of Leases for the year ended December 31, 2014
Texas	$11,674	16.4%	10
Ohio	9,896	13.9	17
North Carolina	5,165	7.3	7
Pennsylvania	5,133	7.2	6
South Carolina	4,463	6.3	2
Minnesota	4,153	5.8	3
New Jersey	3,178	4.5	4
Georgia	2,874	4.0	3
Massachusetts	2,584	3.6	4
All Other States	22,091	31.0	35

Total	$71,211	100%	91

The following table summarizes rental income by tenant industries for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	For the year ended December 31,
	2014		2013		2012
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$12,570	17.7%	$10,102	17.0%	$7,351	14.4%
Healthcare	8,692	12.2	7,486	12.5	5,228	10.3
Automobile	8,587	12.1	5,589	9.4	1,944	3.8
Electronics	5,731	8.0	4,982	8.3	6,189	12.3
Personal, Food & Miscellaneous Services	5,493	7.7	5,231	8.8	2,479	4.9
Diversified/Conglomerate Manufacturing	4,049	5.7	3,665	6.1	3,664	7.2
Chemicals, Plastics & Rubber	3,256	4.6	3,236	5.4	3,153	6.2
Diversified/Conglomerate Services	3,153	4.4	1,244	2.1	1,244	2.4
Beverage, Food & Tobacco	2,994	4.2	3,007	5.0	2,844	5.6
Machinery	2,643	3.7	2,265	3.8	2,259	4.4
Personal & Non-Durable Consumer Products	2,607	3.7	2,583	4.3	2,507	4.9
Buildings and Real Estate	2,181	3.1	2,160	3.6	2,144	4.2
Containers, Packaging & Glass	2,086	2.9	2,171	3.6	2,344	4.6
Printing & Publishing	1,783	2.5	1,848	3.1	1,894	3.7
Childcare	1,765	2.5	583	1.0	583	1.1
Oil & Gas	1,278	1.8	1,275	2.1	1,271	2.5
Banking	1,157	1.6	1,156	1.9	1,149	2.3
Education	656	0.9	656	1.1	2,138	4.2
Home & Office Furnishings	530	0.7	530	0.9	530	1.0

	$71,211	100.0%	$59,769	100.0%	$50,915	100.0%

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GOOD.” The following table reflects the range of the high and low sale prices of our common stock on NASDAQ and the distributions per common share for the years ended December 31, 2014 and 2013. Distributions to common stockholders are declared quarterly and paid monthly. Amounts presented represent the cumulative amount of the monthly common stock distributions declared and paid during such quarter.

	Price Range
	High	Low	Distributions Per Common Share
2013
3/31/2013	$19.51	$17.98	$0.375
6/30/2013	21.33	17.89	0.375
9/30/2013	19.16	17.25	0.375
12/31/2013	19.09	17.25	0.375

2014
3/31/2014	$18.67	$17.08	$0.375
6/30/2014	17.99	16.84	0.375
9/30/2014	18.41	16.94	0.375
12/31/2014	18.25	16.41	0.375

Since inception in 2003, we have never reduced our per-share distributions nor have we missed payment of a scheduled distribution to our common stockholders. Our Board of Directors regularly evaluates our per share distribution payments as they monitor the capital markets and the impact that the economy has upon us. The decision whether to authorize and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole and absolute discretion of our Board of Directors in light of conditions then existing, including our earnings, taxable income, FFO, financial condition, liquidity, capital requirements, debt maturities, the availability of capital, contractual prohibitions or other restrictions, applicable REIT and legal restrictions and general overall economic conditions and other factors. While the statements above concerning our distribution policy represent our current expectations, any actual distribution payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual number of common shares then outstanding, and any common distribution payable may vary from such expected amounts.

To qualify as a REIT, we are required to make ordinary dividend distributions to our common stockholders. The amount of these distributions must equal at least the sum of (A) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property.

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

A covenant in the agreement governing our Line of Credit requires us to, among other things, limit our distributions to stockholders to 100% of our FFO, and continued compliance with this covenant may require us to limit our distributions to stockholders in the future. For a discussion of our Line of Credit, including the financial and operating covenants required for us to access this source of financing, see “Risk Factors—Our Line of Credit contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Line of Credit” herein.

As of February 4, 2015, there were 15,093 beneficial owners of our common stock.

The Company pays distributions on shares of Senior Common Stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Senior Common Stock is not traded on any exchange or automated quotation system.

As of February 4, 2015, there were 284 beneficial owners of our Senior Common Stock.

Item 6.	Selected Financial Data.

The following selected financial data as of and for each of the fiscal years ended December 31, 2014, 2013, 2012, 2011 and 2010 is derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	For the year ended December 31,
	(Dollars in Thousands, Except Per Share Amounts)
	2014	2013	2012	2011	2010
Operating Data:
Total operating revenue	$73,756	$61,343	$51,270	$43,976	$41,928
Total operating expenses	(57,406)	(32,823)	(24,895)	(21,270)	(23,414)
Other expense	(22,252)	(26,993)	(22,614)	(16,992)	(13,586)

Net (loss) income	$(5,902)	$1,527	$3,761	$5,714	$4,928
Dividends attributable to preferred stock	(4,094)	(4,094)	(4,093)	(4,094)	(4,094)
Dividends attributable to senior common stock	(542)	(300)	(113)	(62)	(20)

Net (loss) income available to common stockholders	$(10,538)	$(2,867)	$(445)	$1,558	$814

Share and Per Share Data:
(Loss) earnings per weighted average common share - basic & diluted	$(0.61)	$(0.22)	$(0.04)	$0.15	$0.09
Weighted average common shares outstanding-basic	17,253,503	13,164,244	10,953,325	10,236,859	8,576,303
Weighted average common shares outstanding-diluted	17,253,503	13,164,244	10,953,325	10,288,711	8,601,153
Cash dividends declared per common share	$1.50	$1.50	$1.50	$1.50	$1.50

Supplemental Data:
Net (loss) income available to common stockholders	$(10,538)	$(2,867)	$(445)	$1,558	$814
Add: Real estate depreciation and amortization	28,864	22,827	16,831	14,149	13,264
Add: Impairment charge	14,238	—	—	—	—
Less: Gain on sale of real estate	(1,240)	—	—	—	—

Funds from operations available to common stockholders (1)	$31,324	$19,960	$16,386	$15,707	$14,078

Balance Sheet Data:
Real estate, before accumulated depreciation	$722,565	$642,353	$533,753	$442,521	$401,017
Total assets	787,794	690,525	564,779	453,147	410,609
Mortgage notes payable, term loan, term preferred stock and borrowings under the line of credit	541,099	485,502	422,685	304,050	286,595
Total stockholders’ equity	217,672	183,146	122,365	135,314	111,375
Total common shares outstanding	19,589,606	15,662,414	11,083,584	10,945,379	8,724,613

(1)	The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relevant non-GAAP supplemental measure of operating performance of an equity REIT, to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income and should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparison of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

FFO available to common stockholders is FFO adjusted to subtract preferred share and Senior Common Stock share distributions. We believe that net (loss) income available to common stockholders is the most directly comparable GAAP measure to FFO available to common stockholders.

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

The following table provides a reconciliation of our FFO for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 to the most directly comparable GAAP measure, net (loss) income, and a computation of basic and diluted FFO per weighted average common share:

	For the year ended December 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2014	2013	2012	2011	2010
Net (loss) income	$(5,902)	$1,527	$3,761	$5,714	$4,928
Less: Distributions attributable to preferred and senior common stock	(4,636)	(4,394)	(4,206)	(4,156)	(4,114)

Net (loss) income attributable to common stockholders	$(10,538)	$(2,867)	$(445)	$1,558	$814

Adjustments:
Add: Real estate depreciation and amortization	28,864	22,827	16,831	14,149	13,264
Add: Impairment charge	14,238	—	—	—	—
Less: Gain on sale of real estate	(1,240)	—	—	—	—

FFO available to common stockholders	$31,324	$19,960	$16,386	$15,707	$14,078

Weighted average common shares outstanding - basic	17,253,503	13,164,244	10,953,325	10,236,859	8,576,303
Weighted average common shares outstanding - diluted	17,682,012	13,402,370	11,075,216	10,288,711	8,601,153

Basic FFO per weighted average share of common stock	$1.82	$1.52	$1.50	$1.53	$1.64

Diluted FFO per weighted average share of common stock	$1.77	$1.49	$1.48	$1.53	$1.64

Distributions declared per share of common stock	$1.50	$1.50	$1.50	$1.50	$1.50

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

General

We are an externally-advised real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 96 properties totaling 10.6 million square feet, which have a total gross and net carrying value, including intangible assets, of $861.3 million and $729.2 million, respectively. We also currently have one mortgage loan receivable outstanding for $5.6 million.

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain and volatile, and we remain cautious about a long-term economic recovery. Vacancy rates have decreased for both office and industrial properties in many markets as increased user demand with restrained new construction activity has led to improved conditions. However, vacancy rates in certain markets are still higher than pre-recessionary levels, as job growth has yet to return to all areas of the country even though the national unemployment rate has dropped over the past 12 months. Interest rates have decreased since the beginning of the year, and remain at historic lows. This continued low interest rate environment is leading to increasing competition for new acquisitions. In addition, the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term has increased domestic and global economic instability. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access both the debt and equity markets on favorable terms. In addition, a further decrease to the U.S. credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on one or more of our tenants, or our business, financial condition and results of operations.

We continue to focus on re-leasing vacant space, renewing upcoming lease maturities and acquiring additional properties. We now only have one fully vacant building located in Baytown, Texas and one partially vacant building located in Bolingbrook, Illinois. Our Baytown, Texas tenant vacated upon their lease termination in April 2013, and our Bolingbrook, Illinois tenant vacated upon their lease termination in December 2014. We have identified a partial space user for our Bolingbrook, Illinois property, which took occupancy in December 2014. We originally had 12 leases expiring in 2015, and we have successfully extended the leases for 7 of these tenants, one in negotiation with the tenant, and one in which we are negotiating to sell the property to a subtenant. We have been notified that 3 tenants will leave. We are aggressively pursuing new tenants for these properties. The 3 leases, where we know the tenants are vacating, comprise less than 3% of our projected 2015 rental income, and 50% of this income does not expire until December 2015. While we originally had 12 leases rolling in 2015, we only have 4 leases expiring in 2016, 4 in 2017 and 1 in 2018, which are each less than 2% of annualized rents for each respective year.

Our available vacant space at December 31, 2014 comprises less than 1.0% of our total square footage and the annual carrying costs are approximately $0.3 million. We continue to actively seek new tenants for these properties.

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

In addition to obtaining funds through borrowing, we have been active in the equity markets during 2014. We have issued shares of common stock in both an overnight offering in June and through our at-the-market programs, or ATM Programs, pursuant to our former open market sale agreement with Jefferies, LLC, or Jefferies, and our current agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, each discussed in more detail below. In addition, we have issued shares of our convertible senior common stock, or the Senior Common Stock, also discussed in more detail below.

Recent Developments

2014 Investment Activity

Allen and Colleyville, Texas: On March 27, 2014, we acquired two office buildings, totaling 41,509 square feet, located in Allen and Colleyville, Texas for a total of $10.0 million, excluding related acquisition expenses of $0.07 million. We funded these acquisitions with existing cash on hand as well as assuming $6.3 million of existing mortgage debt on the properties. The same tenant has leased both properties for 12 years and has 4 options to renew the lease for additional periods of 5 years each. The leases provide for prescribed rent escalations over the life of the lease, with annualized straight line rents of $1.0 million.

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

Phoenix, Arizona: On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Construction is scheduled to be completed by July 2015 and we will earn 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we will be granted a right of first offer to purchase the property at fair value. If we do not purchase the property we will receive an exit fee when the property is sold and the loan is repaid in an amount sufficient for us to earn an internal rate of return of 22% on the second mortgage development loan. The loan is scheduled to mature in July 2016, but has a one-year extension option.

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

Denver, Colorado: On October 31, 2014, we acquired a 189,120 square foot building located in Denver, Colorado, for $10.0 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand. The tenant has leased the property for 10 years and has 2 options to renew the lease for an additional 10 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.9 million.

Monroe, Michigan: On December 23, 2014, we acquired two industrial buildings, totaling 535,500 square feet, located in Monroe, Michigan for a total of $30.8 million, excluding related acquisition expenses of $0.07 million. We funded these acquisitions with existing cash on hand as well as the issuance of $18.5 million of mortgage debt on the properties. The same tenant has leased both properties for 8.5 years and has 2 options to renew the leases for additional periods of 5 years each. The leases provide for prescribed rent escalations over the life of the leases, with annualized straight line rents of $2.5 million.

2014 Sale Activity

Sterling Heights, Michigan: On June 6, 2014, we completed the sale of our Sterling Heights, Michigan property for $11.4 million and recognized a gain on sale of $1.2 million. We considered this industrial asset to be non-core to our long term strategy, and we re-deployed the proceeds from this sale into new acquisitions described above.

2014 Disposal Activity

Roseville, Minnesota: On November 12, 2014, we completed a deed-in-lieu transaction on our Roseville, Minnesota property, where we returned the property to the lender in exchange for cancellation of obligations under our debt agreement with the lender. We recorded an impairment charge on this property for $14.2 million reducing the fair value to $10.0 million. When the lender accepted the deed-in-lieu of the outstanding mortgage, and released us from our obligation, we recorded a gain on debt extinguishment of $5.3 million.

2014 Financing Activity

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

KeyBank Line of Credit: On March 28, 2014, we amended our Line of Credit to extend the maturity date one additional year to August 2017. We also modified certain terms under the Line of Credit, including the calculation of the total asset value and unencumbered asset value. The applicable London Interbank Offered Rate, or LIBOR, margins were also reduced by 25 basis points at each pricing level. As a result of these modifications, the availability under our Line of Credit increased by $1.3 million. In addition, on November 20, 2014, we expanded our Line of Credit from $60.0 million to $75.0 million and also increased the maximum commitment by $25.0 million to $100.0 million.

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

Prudential: On December 23, 2014, through a wholly-owned subsidiary, we borrowed $18.5 million pursuant to a long-term note payable from Prudential Mortgage Capital Company, which is collateralized by a security interest in two of our properties. The note accrues interest at a fixed rate of 4.04% per year and has a maturity date of January 1, 2025. We used the proceeds from the note to acquire two properties in Monroe, Michigan on the same date.

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

Akron, Ohio: On July 7, 2014, we extended the lease with one of the tenants occupying our property located in Akron, Ohio. The new lease covers approximately two-thirds of the space and was extended for an additional five years, through March 2020. The lease was originally set to expire in March 2015. This tenant will continue to pay its existing rent through March 2015. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.6 million. The lease grants the tenant two options to extend the lease for an additional five years each. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.2 million in leasing commissions, and will pay $0.9 million in tenant improvements prior to the end of second quarter 2015. On December 24, 2014, we extended the lease with the other tenant occupying our property located in Akron, Ohio. The new lease covers the remaining space and was extended for an additional five years through March 2020. The lease was originally set to expire in March 2015. This tenant will also continue to pay its existing rent through March 2015. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.1 million. The lease grants the tenant two options to extend the lease for an additional five years each. In connection with the extension of the lease and the modification of certain terms under the lease, we will pay $0.1 million in tenant improvements during fiscal year 2015.

Concord Township, Ohio: On September 25, 2014, we modified the lease with the tenant occupying our property located in Concord Township, Ohio. The lease covering this property was adjusted to defer a portion of rental payments covering the period August 2014 through December 2014. The tenant will repay the deferred rent balance monthly during calendar year 2015. On November 14, 2014, we further modified the lease with this tenant. The lease covering this property was adjusted to change the lease termination date from August 2034, to December 2024. Accordingly, annual straight line rent decreased from $1.7 million under the prior amendment, to $1.4 million. The lease grants the tenant three options to extend the lease for an additional five years each. Upon execution of this lease amendment, we determined that a portion of our existing deferred rent balance of $2.5 million was uncollectible, due to the reduction in lease payments and lease term, and we adjusted the balance by approximately $0.8 million.

Richmond, Virginia: On October 16, 2014, we executed a lease with a tenant to occupy our previously vacant property located in Richmond, Virginia. The lease became effective as of September 8, 2014 and has a three-year term. The tenant has an early termination option at any time after July 31, 2016, contingent upon the tenant losing a contract with the customer supporting their operations in our building. The tenant is subject to a termination payment of approximately $0.03 million if they exercise this option. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. The tenant has one option to renew the lease for an additional period of three years. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.1 million in leasing commissions. No tenant improvements were paid by us in connection with the new lease.

Canton, North Carolina: On October 22, 2014, we extended the lease with the tenant occupying our property located in Canton, North Carolina for 10 years through September 2034. The lease was originally set to expire in July 2024. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.4 million, as compared to straight line rents of $0.6 million under the previous lease. We financed a $5.5 million expansion project on this property, which added an additional 150,000 square feet to the building, which was completed in November 2014.

South Hadley, Massachusetts: On October 27, 2014, we extended the lease with the tenant occupying our property located in South Hadley, Massachusetts. The lease covering this property was extended for an additional two years through January 2017. The lease was originally set to expire in January 2015. The lease provides a scheduled rent increase over the previous lease, with annualized straight line rents of approximately $0.3 million. The tenant has two options to renew the lease for additional periods of one year each. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.01 million in leasing commissions.

Tewksbury, Massachusetts: On October 30, 2014, we modified the lease with the tenant occupying our property located in Tewksbury, Massachusetts. The lease covering this property was amended to reduce rental charges through the remaining lease term, which is set to expire May 31, 2017. In the event we identify a tenant or a purchaser for the property, we can terminate the lease with the current tenant. Straight line rent on this lease decreased from $0.9 million per year to $0.4 million per year after the amendment.

Maple Heights, Ohio: On December 1, 2014, we executed a lease with a tenant to occupy a 7,125 square foot vacant outbuilding located on our property in Maple Heights, Ohio. The lease was effective as of December 1, 2014 and has a three-year term. The lease provides for consistent rental payments of $0.03 million annually. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.01 million in leasing commissions.

Bolingbrook, Illinois: On December 1, 2014, we executed a lease with a tenant to occupy a portion of our property located in Bolingbrook, Illinois. The lease is for seven years and the tenant occupies 38% of the building. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. The tenant has one option to renew the lease for an additional period of five years. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and committed to $0.5 million in tenant improvements.

Raleigh, North Carolina: On February 9, 2015, we modified the leases with the tenant occupying two of our properties, both located in Raleigh, North Carolina. The leases covering these properties were extended for an additional five years each, through July 2020. Both leases were originally set to expire in July 2015. The tenant was previously fully occupying both buildings, totaling 174,426 square feet, but had reduced their space requirement in one of their buildings by 94,200 square feet. Both leases contain prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.9 million, as compared to annualized straight line rents of $1.3 million under the previous terms of the lease. The tenant has two options to renew both leases for an additional period of five years. In connection with the extension of the lease and modification of certain terms of the lease, we anticipate paying $0.2 million in leasing commissions, and committed to $0.1 million in tenant improvements.

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

ATM Programs: During 2014, we sold 2.3 million shares, raising an aggregate of $39.6 million in net proceeds under our ATM Programs with both Jefferies LLC, or Jefferies, and Cantor Fitzgerald. Proceeds from these offerings were used to acquire real estate, repay indebtedness and for other general corporate purposes. On August 26, 2014, we provided notice of termination of our prior open market sale agreement, or the Prior ATM, with Jefferies under which we offered to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. We raised $7.6 million in net proceeds under the Prior ATM during 2014. On September 2, 2014, we entered into a new At the Market sales agreement, or the New ATM, with Cantor Fitzgerald. Under the New ATM we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $100.0 million on the open market through Cantor Fitzgerald, as agent, or to Cantor Fitzgerald, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We raised $32.0 million in net proceeds under the New ATM during 2014. Sales of shares of our common stock through our New ATM are executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market, or the NASDAQ, or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Cantor Fitzgerald, including a combination of any of these transactions.

Senior Common Equity: During 2014, we sold 430,963 shares of our Senior Common Stock at $15.00 per share in an ongoing best-efforts public offering and issued 14,093 shares of our Senior Common Stock under the Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission were $5.6 million, net of $0.2 million of investor redemptions. This offering will terminate on March 28, 2015. Proceeds from this offering were used to acquire real estate and for general corporate purposes.

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser. Robert Cutlip, our president, is also an executive managing director of our Adviser. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary(who also serves as our Administrator’s president) and their respective staffs. Mr. Gladstone is also the chairman and chief executive officer of our Administrator and Terry Lee Brubaker is the vice chairman and chief operating officer of our Administrator.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland. With the exception of Ms. Danielle Jones, our chief financial officer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of our president and our chief financial officer, all of our executive officers and all of our directors, with the exception of Mr. David Dullum, serve as either directors or executive officers, or both, of Gladstone Land Corporation. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2.0% of our total stockholders’ equity, less the recorded value of any preferred stock, or total common stockholders’ equity, and for an incentive fee based on FFO. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common with other externally-advised REITs; however, our Adviser may earn fee income from our borrowers or tenants or other sources. For the year ended December 31, 2014, tenants paid $310,000 in fees to our Adviser, $150,000 of which was voluntarily credited to our base management fee, discussed further below. For the years ended December 31, 2013 and 2012, tenants paid $10,000 in fees to our Adviser, respectively.

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our Line of Credit agreement which limits distributions to our stockholders to 100% of FFO with acquisition-related costs that are required to be expensed under ASC 805, Business Combinations, added back to FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the years ended December 31, 2014, 2013 and 2012, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of our Administrator’s overhead expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our personnel, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Prior to July 1, 2014, our allocable portion was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses will generally bewas derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. Management believes that the new methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed.

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included elsewhere in this Form 10-K. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes to our critical accounting policies during the year ended December 31, 2014.

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

Using the methodology discussed above, we evaluated our entire portfolio as of December 31, 2014, for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. We concluded that our Roseville, Minnesota property was impaired as of March 31, 2014. We determined that the expected undiscounted cash flows, based upon a revised estimated holding period of this property, were below the current carrying value. The estimated holding period was revised after a potential tenant that we were anticipating to lease a large portion of the vacant space, during the three months ended March 31, 2014, did not execute a lease on the property. Consequently, we revised the holding period to coincide with maturity of the mortgage loan on the property in June 2014. Accordingly, we reduced the carrying value of this property to its estimated fair value, less cost to sell, and we recognized an impairment loss of $14.2 million during the year ended December 31, 2014. This property was returned to the lender in a deed-in-lieu transaction on November 12, 2014.

We had previously reported that our property located in South Hadley, Massachusetts was at risk of becoming impaired in the future. The existing tenant extended the lease on the property for two years, and it will now expire in January 2017. Because of this lease extension, we are no longer at risk of having to impair this property in fiscal year 2015.

We will continue to monitor our portfolio for any other indicators of impairment. There have been no other impairments recognized on our real estate assets since inception.

Results of Operations

The weighted-average yield on our total portfolio, which was 8.7% as of December 31, 2014, is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the years ended December 31, 2014 and 2013 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2014	2013	$ Change	% Change
Operating revenues
Rental revenue	$71,211	$59,769	$11,442	19%
Tenant recovery revenue	2,079	1,574	505	32
Interest income from mortgage note receivable	466	—	466	NM

Total operating revenues	73,756	61,343	12,413	20

Operating expenses
Depreciation and amortization	28,864	22,827	6,037	26
Property operating expenses	4,711	3,348	1,363	41
Acquisition related expenses	1,438	768	670	87
Base management fee	2,798	2,014	784	39
Incentive fee	4,305	4,201	104	2
Administration fee	1,526	1,467	59	4
General and administrative	2,689	1,655	1,034	62
Impairment charge	14,238	—	14,238	NM

Total operating expenses before credit to incentive fee	60,569	36,280	24,289	67

Credit to base management fee	(150)	—	(150)	NM
Credit to incentive fee	(3,013)	(3,457)	444	(13)

Total operating expenses	57,406	32,823	24,583	75

Other income (expense)
Interest expense	(26,197)	(24,351)	(1,846)	8
Distributions attributable to Series C mandatorily redeemable preferred stock	(2,743)	(2,743)	—	—
Gain on sale of real estate	1,240	—	1,240	NM
Gain on debt extinguishment	5,274	—	5,274	NM
Other income	174	101	73	72

Total other expense	(22,252)	(26,993)	4,741	(18)

Net (loss) income	(5,902)	1,527	(7,429)	(487)

Distributions attributable to Series A and B preferred stock	(4,094)	(4,094)	—	—
Distributions attributable to senior common stock	(542)	(300)	(242)	81

Net loss attributable to common stockholders	$(10,538)	$(2,867)	$(7,671)	268

Net loss attributable to common stockholders per weighted average share of common stock - diluted	$(0.61)	$(0.22)	$(0.39)	179

FFO available to common stockholders	$31,324	$19,960	$11,364	57

FFO per weighted average share of common stock - diluted	$1.77	$1.49	$0.28	19

NM = Not meaningful

Operating Revenues

Rental income increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, because of the 11 properties acquired during 2014, partially offset by a loss of approximately $1.1 million of rental income due to vacancies and property sales in our portfolio during 2014.

Tenant recovery revenue increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This increase was primarily due to operating expense recoveries from nine tenants in properties acquired in 2014 that are subject to a base year or gross lease.

Interest income from mortgage note receivable increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, because of interest earned on the mortgage loan issued in July 2014 that was not outstanding during 2013.

Operating Expenses

Depreciation and amortization expenses increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, because of the 11 properties acquired during 2014 and a full year of depreciation for properties acquired in 2013.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily because of an increase in overhead (maintenance, repair and utilities) expenses at our vacant properties, coupled with expenses at certain properties acquired during 2014 that are subject to a base year or gross lease.

Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expense increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of acquiring 11 properties during 2014, as compared to 7 properties during 2013.

The base management fee increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to an increase in total common stockholders’ equity, the main component of the calculation, partially offset by a credit to the base management fee received during the year ended December 31, 2014 related to an advisory fee received by our Advisor from one of our tenants. The calculation of the base management fee is described in detail above under “Advisory and Administration Agreements.”

The incentive fee increased slightly for the year ended December 31, 2014, as compared to the year ended December 31, 2013, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was due to an increase in rental revenues from the properties acquired during 2014, which was partially offset by an increase in property operating and interest expenses during the year ended December 31, 2014, as compared to the year ended December 31, 2013; however this was partially offset by no incentive fee being recorded during the fourth quarter of 2014 because of the realization of the loss related to the Roseville, Minnesota property. The incentive fee credit decreased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, because of an increase in total operating revenues from the properties acquired in the past year partially offset by the amount of common distributions paid on the shares issued during the past year coupled with higher expenses at our vacant properties. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee increased slightly for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was primarily from an increase in the amount of the fee allocated to us by our Administrator during the first half of 2014; however, in July 2014, the allocation of the fee was revised such that the fee is generally now based upon the percentage of time employees of the Administrator spend on our matters in relation to time spent on other funds contractually managed by our Administrator versus the prior methodology whereby we were generally allocated the fee based upon our total assets in relation to other funds managed by our Administrator. We anticipate our future administration fees to be lower under the new methodology. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of an increase in professional fees from the increase in our portfolio coupled with the write off of $0.8 million of the deferred rent asset associated with our property located in Concord Township, Ohio.

The impairment charge is a result of the impairment of our Roseville, Minnesota property. We did not recognize an impairment charge during the year ended December 31, 2013.

Other Income and Expenses

Interest expense increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This increase was primarily a result of interest on the $62.2 million of mortgage debt assumed and issued during 2014, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during 2014.

The gain on sale of real estate is a result of our property we sold located in Sterling Heights, Michigan in June 2014.

The gain on debt extinguishment is a result of the deed-in-lieu transaction related to our Roseville, Minnesota property that was completed in November 2014. The outstanding debt on the property that was deemed satisfied in exchange for the property was in excess of the carrying value of the property. We did not recognize a gain on debt extinguishment during the year ended December 31, 2013.

Other income increased during the year ended December 31, 2014, as compared to the year ended December 31, 2013, because of an increase in management fees collected from certain of our tenants.

Net Loss Available to Common Stockholders

Net loss available to common stockholders increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily because of the realized loss from the Roseville, Minnesota property coupled with increased interest expense, property operating expenses, depreciation expense, partially offset by an increase in rental income earned from the 11 properties acquired during 2014 and the gain on sale of real estate.

A comparison of our operating results for the years ended December 31, 2013 and 2012 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2013	2012	$ Change	% Change
Operating revenues
Rental income	$59,769	$50,915	$8,854	17%
Tenant recovery revenue	1,574	355	1,219	343%

Total operating revenues	61,343	51,270	10,073	20%

Operating expenses
Depreciation and amortization	22,827	16,831	5,996	36%
Property operating expenses	3,348	1,588	1,760	111%
Acquisition related expense	768	949	(181)	-19%
Base management fee	2,014	1,467	547	37%
Incentive fee	4,201	3,569	632	18%
Administration fee	1,467	1,118	349	31%
General and administrative	1,655	1,594	61	4%

Total operating expenses before credit to incentive fee	36,280	27,116	9,164	34%

Credit to incentive fee	(3,457)	(2,221)	(1,236)	56%

Total operating expenses	32,823	24,895	7,928	32%

Other income (expense)
Interest expense	(24,351)	(20,226)	(4,125)	20%
Distributions attributable to Series C mandatorily redeemable preferred stock	(2,743)	(2,515)	(228)	9%
Other income	101	127	(26)	-20%

Total other expense	(26,993)	(22,614)	(4,379)	19%

Net income	1,527	3,761	(2,234)	-59%

Distributions attributable to Series A and B preferred stock	(4,094)	(4,093)	(1)	0%
Distributions attributable to senior common stock	(300)	(113)	(187)	165%

Net loss available to common stockholders	$(2,867)	$(445)	$(2,422)	544%

Net loss available to common stockholders per weighted average share of common stock - diluted	$(0.22)	$(0.04)	$(0.18)	450%

FFO available to common stockholders	$19,960	$16,386	$3,574	22%

FFO per weighted average share of common stock - diluted	$1.49	$1.48	$0.01	1%

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

The incentive fee credit increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, because of an increase in the amount of common distributions paid from the shares issued during 2013. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

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

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at December 31, 2014, was $17.9 million, including $8.6 million in cash and cash equivalents and an available borrowing capacity of $9.3 million under our Line of Credit. Our available borrowing capacity under the Line of Credit has increased to $28.3 million since the end of the year.

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

Equity Capital

During 2014, we raised net proceeds of $26.0 million in common equity in an underwritten follow-on public offering, at a share price of $17.00. We also raised net proceeds of $7.6 million of common equity under our Prior ATM with Jefferies, at an average share price of $17.47, and net proceeds of $32.0 million of common equity under our New ATM with Cantor Fitzgerald at an average share price of $17.35. Furthermore, we raised $5.6 million in net proceeds of senior common equity, net of $0.2 million of investor redemptions. We used these proceeds to acquire additional real estate and for general corporate purposes.

As of February 18, 2015, we have the ability to raise up to $185.7 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-190931), or the Universal Shelf, in one or more future public offerings. Of the $185.7 million of available capacity under our Universal Shelf, $54.0 million of common stock is reserved for additional sales under our New ATM and $40.9 million is reserved for sales of our Senior Common Stock. Our Senior Common Stock offering will terminate on March 28, 2015. We believe that our ATM program is a sufficient source of liquidity for 2015, and our Senior Common Stock offerings will not materially impact our 2015 acquisitions.

Debt Capital

As of December 31, 2014, we had mortgage notes payable in the aggregate principal amount of $459.3 million, collateralized by a total of 77 properties with terms at issuance ranging from 4 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2014 was 5.3%.

The CMBS market has recovered from the recent recession; see the discussion in “Business Environment” above. Specifically, we continue to see banks and other non-bank lenders willing to issue 10-year mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $42.4 million payable during 2015 and $99.0 million payable during 2016. The 2015 principal amounts payable include both amortizing principal payments and 3 balloon principal payments due in the second half of the year. We anticipate being able to refinance the mortgages that come due during 2015 and 2016 with a combination of new mortgage debt and additional equity.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2014, was $28.2 million, as compared to net cash provided by operating activities of $19.9 million for the year ended December 31, 2013. This increase was primarily a result of an increase in rental income received from the properties acquired during 2014, partially offset by the loss of rental income from vacancies in our portfolio and property operating expenses we are responsible for at certain of our vacant properties. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2014, was $130.4 million, which primarily consisted of the acquisition of 11 properties, the expansion at another property and tenant improvements performed at certain of our properties, partially offset by the proceeds from the sale of a property during the year ended December 31, 2014, as compared to net cash used in investing activities during the year ended December 31, 2013, of $137.1 million, which primarily consisted of the acquisition of seven properties, and the expansion at another property coupled with tenant improvements performed at certain of our properties.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2014, was $102.3 million, which primarily consisted of proceeds from the sale of common stock, borrowings under our Line of Credit and proceeds from the issuance of mortgage notes payable, partially offset by the increase in distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the year ended December 31, 2013, was $120.2 million, which primarily consisted of proceeds from the sale of common stock and proceeds from the issuance of mortgage notes payable, partially offset by the increase in distributions paid to our stockholders and principal repayments on mortgage notes payable.

Line of Credit

In August 2013, we procured our $60.0 million Line of Credit, expanded to $75.0 million in November 2014, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent) and added Citizens Bank of Pennsylvania as an additional lender. Comerica Bank was subsequently added as another lender in December 2013. In March 2014, we amended our Line of Credit to extend the maturity date by one year to August 2017. We also modified certain terms under the Line of Credit, including the calculation of the total asset value and unencumbered asset value. The applicable LIBOR margins were also reduced 25 basis points at each pricing level. As a result of these modifications, the availability under our Line of Credit increased by $1.3 million.

The Line of Credit initially matures in August 2017; however, we have a one-year extension option subject to the payment of an extension fee equal to 25 basis points on the initial maturity date and certain other customary conditions.

The Line of Credit has a letter of credit sublimit of up to $20.0 million. In addition, we may expand the Line of Credit up to a total of $100.0 million upon satisfaction of certain conditions and payment of the associated up front and arrangement fees at the time of such increase. The interest rate per annum applicable to the Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.25%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of $0.03 million per year and an unused commitment fee of 25 basis points per year, which accrues quarterly. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 100% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under the Line of Credit is based on a percentage of the value of a pool of unencumbered properties, which must meet agreed upon eligibility standards.

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

As of December 31, 2014, there was $43.3 million outstanding under our Line of Credit at an interest rate of approximately 3.17% and $4.5 million outstanding under letters of credit at a weighted average interest rate of 3.0%. As of February 18, 2015, the maximum additional amount we could draw was $28.3 million. We were in compliance with all covenants under the Line of Credit as of December 31, 2014.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$540,392	$42,436	$248,495	$55,196	$194,265
Interest on Debt Obligations (2)	120,258	26,617	38,560	22,982	32,099
Operating Lease Obligations (3)	6,685	429	861	866	4,529
Purchase Obligations (4)	5,331	5,331	—	—	—

Total	$672,666	$74,813	$287,916	$79,044	$230,893

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $43.3 million of the debt obligation due in 2017, mortgage notes payable that were outstanding as of December 31, 2014, and amounts due to the holders of our Term Preferred Stock.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of December 31, 2014.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, and Springfield, Missouri properties.
(4)	Purchase obligations consist of $1.2 million to fund tenant improvements at two of our Ohio properties, $2.8 million in tenant improvements at our Burnsville, MN property, $0.8 million of tenant improvements at our Austin, TX property, and $0.5 million of tenant improvements at our Bolingbrook, IL property. These items were recognized on our balance sheet for the year ended December 31, 2014

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2014, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of December 31, 2014. As of December 31, 2014, our effective average LIBOR was 0.17%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$522	$(522)
2% Increase to LIBOR	1,044	(1,044)
3% Increase to LIBOR	1,525	(1,525)

As of December 31, 2014, the fair value of our mortgage debt outstanding was $476.9 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2014, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $26.3 million and $11.0 million, respectively.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 18, 2015

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Commercial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Gladstone Commercial Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

McLean, Virginia

February 18, 2015

Gladstone Commercial Corporation

Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2014	December 31, 2013
ASSETS
Real estate, at cost	$722,565	$642,353
Less: accumulated depreciation	92,133	81,241

Total real estate, net	630,432	561,112

Lease intangibles, net	98,814	79,632
Mortgage note receivable	5,600	—
Cash and cash equivalents	8,599	8,546
Restricted cash	3,547	5,051
Funds held in escrow	11,096	8,653
Deferred rent receivable, net	21,728	18,905
Deferred financing costs, net	6,213	6,840
Other assets	1,765	1,786

TOTAL ASSETS	$787,794	$690,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable	$459,299	$422,602
Borrowings under line of credit	43,300	24,400
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	38,500	38,500
Deferred rent liability, net	8,594	6,015
Asset retirement obligation	3,616	3,884
Accounts payable and accrued expenses	8,285	2,359
Due to Adviser and Administrator (1)	916	1,360
Other liabilities	7,612	8,259

Total Liabilities	$570,122	$507,379

Commitments and contingencies (2)

STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 809,411 and 374,484 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1	—
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 19,589,606 and 15,662,414 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	20	16
Additional paid in capital	369,748	298,751
Notes receivable - employee	(375)	(375)
Distributions in excess of accumulated earnings	(151,724)	(115,248)

Total Stockholders’ Equity	217,672	183,146

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$787,794	$690,525

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 9 “Commitments and Contingencies”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	For the year ended December 31,
	2014	2013	2012
Operating revenues
Rental revenue	$71,211	$59,769	$50,915
Tenant recovery revenue	2,079	1,574	355
Interest income from mortgage note receivable	466	—	—

Total operating revenues	73,756	61,343	51,270

Operating expenses
Depreciation and amortization	28,864	22,827	16,831
Property operating expenses	4,711	3,348	1,588
Acquisition related expenses	1,438	768	949
Base management fee (1)	2,798	2,014	1,467
Incentive fee (1)	4,305	4,201	3,569
Administration fee (1)	1,526	1,467	1,118
General and administrative	2,689	1,655	1,594
Impairment charge	14,238	—	—

Total operating expenses before credit to incentive fee	60,569	36,280	27,116

Credit to base management fee (1)	(150)	—	—
Credit to incentive fee (1)	(3,013)	(3,457)	(2,221)

Total operating expenses	57,406	32,823	24,895

Other income (expense)
Interest expense	(26,197)	(24,351)	(20,226)
Distributions attributable to Series C mandatorily redeemable preferred stock	(2,743)	(2,743)	(2,515)
Gain on sale of real estate	1,240	—	—
Gain on debt extinguishment	5,274	—	—
Other income	174	101	127

Total other expense	(22,252)	(26,993)	(22,614)

Net (loss) income	(5,902)	1,527	3,761

Distributions attributable to Series A and B preferred stock	(4,094)	(4,094)	(4,093)
Distributions attributable to senior common stock	(542)	(300)	(113)

Net loss attributable to common stockholders	$(10,538)	$(2,867)	$(445)

Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.61)	$(0.22)	$(0.04)

Weighted average shares of common stock outstanding
Basic and Diluted	17,253,503	13,164,244	10,953,325

Earnings per weighted average share of senior common stock	$1.05	$1.04	$1.06

Weighted average shares of senior common stock outstanding - basic	516,937	287,178	106,271

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands)

	Shares Issued						Additional	Notes	Distributions in Excess of	Total
	Preferred	Senior Common	Common	Preferred	Senior Common	Common	Paid in	Receivable	Accumulated	Stockholders’
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	from Employees	Earnings	Equity
Balance at December 31, 2011	2,150,000	60,290	10,945,379	$2	$—	$11	$211,553	$(422)	$(75,830)	$135,314

Issuance of senior common stock and common stock, net	—	119,221	138,205	—	—	—	3,917	—	—	3,917
Repayment of principal on employee notes receivable	—	—	—	—	—	—	—	12	—	12
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(20,639)	(20,639)
Net income	—	—	—	—	—	—	—	—	3,761	3,761

Balance at December 31, 2012	2,150,000	179,511	11,083,584	$2	$—	$11	$215,470	$(410)	$(92,708)	$122,365

Issuance of senior common stock and common stock, net	—	194,973	4,578,830	—	—	5	83,281	—	—	83,286
Repayment of principal on employee notes receivable	—	—	—	—	—	—	—	35	—	35
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(24,067)	(24,067)
Net income	—	—	—	—	—	—	—	—	1,527	1,527

Balance at December 31, 2013	2,150,000	374,484	15,662,414	$2	$—	$16	$298,751	$(375)	$(115,248)	$183,146

Issuance of senior common stock and common stock, net	—	434,927	3,927,192	—	1	4	70,997	—	—	71,002
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(30,574)	(30,574)
Net loss	—	—	—	—	—	—	—	—	(5,902)	(5,902)

Balance at December 31, 2014	2,150,000	809,411	19,589,606	$2	$1	$20	$369,748	$(375)	$(151,724)	$217,672

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(5,902)	$1,527	$3,761
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,864	22,827	16,831
Impairment charge	14,238	—	—
Gain on debt extinguishment	(5,274)	—	—
Gain on sale of real estate	(1,240)	—	—
Amortization of deferred financing costs	1,656	1,780	1,502
Amortization of deferred rent asset and liability, net	(389)	(333)	(772)
Amortization of discount and premium on assumed debt	(267)	(171)	9
Asset retirement obligation expense	104	129	168
Increase in other assets	(265)	(399)	(211)
Increase in deferred rent liability	—	—	2,510
Increase in deferred rent receivable	(3,230)	(3,700)	(2,144)
Increase (decrease) in accounts payable, accrued expenses, and amount due Adviser and Administrator	204	(2,171)	2,746
Increase in other liabilities	857	1,437	743
Leasing commissions paid	(1,159)	(1,041)	(1,738)

Net cash provided by operating activities	28,197	19,885	23,405

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(124,315)	(131,188)	(82,239)
Improvements of existing real estate	(6,347)	(5,176)	(5,557)
Proceeds from sale of real estate	11,162	—	—
Issuance of mortgage note receivable	(5,600)	—	—
Receipts from lenders for funds held in escrow	2,911	5,545	1,959
Payments to lenders for funds held in escrow	(8,659)	(6,606)	(5,463)
Receipts from tenants for reserves	3,101	6,085	2,870
Payments to tenants from reserves	(4,298)	(3,949)	(2,543)
Decrease (increase) in restricted cash	1,504	(2,117)	(461)
Deposits on future acquisitions	(3,050)	(2,375)	(550)
Deposits applied against real estate investments	3,150	2,725	—

Net cash used in investing activities	(130,441)	(137,056)	(91,984)

Cash flows from financing activities:
Proceeds from issuance of equity	73,931	88,121	4,191
Offering costs	(3,140)	(4,963)	(300)
Proceeds from issuance of mandatorily redeemable preferred stock	—	—	38,500
Borrowings under mortgage notes payable	52,085	79,995	99,455
Payments for deferred financing costs	(1,029)	(2,051)	(4,598)
Principal repayments on mortgage notes payable	(8,144)	(16,407)	(52,285)
Principal repayments on employee notes receivable	—	35	12
Borrowings from line of credit	98,450	75,400	41,800
Repayments on line of credit	(79,550)	(76,000)	(35,500)
Increase (decrease) in security deposits	57	(19)	134
Distributions paid for common, senior common and preferred stock	(30,363)	(23,940)	(20,613)

Net cash provided by financing activities	102,297	120,171	70,796

Net increase in cash and cash equivalents	53	3,000	2,217

Cash and cash equivalents, beginning of period	8,546	5,546	3,329

Cash and cash equivalents, end of period	$8,599	$8,546	$5,546

NON-CASH INVESTING AND FINANCING INFORMATION

Cash paid during year for interest	$27,557	$26,679	$21,239

Increase in asset retirement obligation assumed in acquisition	$405	$—	$298

Fixed rate principal debt assumed in connection with acquisition	$10,146	$—	$24,926

Senior common dividend issued in the dividend reinvestment program	$211	$126	$26

Capital improvements included in accounts payable and accrued expenses	$5,510	$350	$—

Fixed asset additions paid for by tenant	$2,031	$—	$—

Property conveyed in deed in lieu for full satifscation of mortgage note payable	$17,373	$—	$—

Security deposit applied to rental income	$147	$—	$—

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

All further references herein to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation. All references to the number of properties and square footage are unaudited.

Subsidiaries

We conduct substantially all of our operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership, or the Operating Partnership. As we currently own all of the general and limited partnership interests of the Operating Partnership through two of our subsidiaries, GCLP Business Trust I and II, the financial position and results of operations of the Operating Partnership are consolidated within our financial statements.

Gladstone Commercial Lending, LLC, a Delaware limited liability company, or Gladstone Commercial Lending, a subsidiary of ours, was created to conduct all operations related to our real estate mortgage loans. As the Operating Partnership currently owns all of the membership interests of Gladstone Commercial Lending, the financial position and results of operations of Gladstone Commercial Lending are consolidated with ours.

Gladstone Commercial Advisers, Inc., a Delaware corporation, or Commercial Advisers, and a wholly-owned subsidiary of ours, is a taxable REIT subsidiary, or TRS, which was created to collect any non-qualifying income related to our real estate portfolio. There has been no such income earned to date. Since we own 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated within our financial statements.

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

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets on the date of acquisition. Real estate depreciation expense on these tangible assets was $18.8 million, $15.5 million, and $11.9 million for the years ended December 31, 2014, 2013, and 2012, respectively

Above-market and below-market in-place lease fair values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.3 million, for each of the years ended December 31, 2014, 2013, and 2012, respectively. The capitalized below-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $0.7 million, $0.6 million, and $1.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The value of in-place leases and lease origination costs are amortized to amortization expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to amortization expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $10.0 million, $7.3 million, and $4.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Restricted Cash

Restricted cash consists of security deposits and receipts from tenants for reserves. These funds will be released to the tenants upon completion of agreed upon tasks, as specified in the lease agreements, mainly consisting of maintenance and repairs on the buildings and upon receipt by us of evidence of insurance and tax payments. For purposes of the consolidated statements of cash flows, changes in restricted cash caused by changes in reserves held for tenants are shown as investing activities. Changes in restricted cash caused by changes in security deposits are reflected as financing activities.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $1.0 million, $2.1 million, and $4.6 million for deferred financing costs during the years ended December 31, 2014, 2013, and 2012, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $1.7 million, $1.8 million, and $1.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Gains on Property Sales and Debt Extinguishment

Gains on property sales and gains on debt extinguishment consist of the excess consideration or forgiveness of debt received for a property over the property carrying value at the time of sale or forgiveness. We recognize gains on property sales and gains on debt extinguishment in accordance with ASC 360-20, “Real Estate Sales”, or the date the debt is extinguished.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market or in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. We have incurred $0.8 million in deferred rent expense during the year ended December 31, 2014. No such reserves or direct write offs were recorded during the years ended December 31, 2103, and 2012, respectively.

Tenant recovery revenue includes payments from tenants as reimbursements for franchise taxes, management fees, insurance, maintenance and repairs, utilities, and ground lease payments. We recognize tenant recovery revenue in the same periods that we incur the related expenses.

Mortgage Note Receivable

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

Commercial Advisers is a wholly-owned TRS that is subject to federal and state income taxes. Though Commercial Advisers has had no activity to date, we would account for any future income taxes in accordance with the provisions of ASC 740, “Income Taxes.” Under ASC 740-10-25, we would account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2014, 2013 and 2012, we did not record any provisions for uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the extimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We accrued $0.4 million, $0.0 million and $0.3 million in liabilities in connection with acquisitions for the years ended December 31, 2014, 2013 and 2012, respectively. We recorded expense of $0.1 million, $0.1 million, and $0.2 million during the years ended December 31, 2014, 2013 and 2012, respectively, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.4 million and the discount rates used in the calculations range from 2.5% to 7.6%. We do not expect to make any payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income (Loss)

For the years ended December 31, 2014, 2013, and 2012, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Segment Reporting

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and, accordingly, have only one reporting and operating segment.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014–15 (“ASU 2014-15), “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09. ASU 2014-09 is effective for annual reporting periods that begin after December 15, 2016 and interim periods within those years. Early adoption is not permitted.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. This standard is effective for our fiscal year beginning January 1, 2015; however, the FASB has permitted early adoption beginning with the first quarter of 2014. We adopted this standard during the quarter ended March 31, 2014, and accordingly we did not present our assets classified as held for sale during the quarter ended March 31, 2014 as discontinued operations.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours as their parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The management and administrative services and fees under the Advisory and Administration Agreements are described below. At December 31, 2014 and 2013, $0.9 million and $1.4 million, respectively, was collectively due to our Adviser and Administrator.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income (including impairment charges), or common stockholders’ equity, and an incentive fee based on funds from operations, or FFO. For the years ended December 31, 2014, 2013, and 2012, we recorded a base management fee of $2.8 million, $2.0 million, and $1.5 million, respectively. The Adviser’s Board of Directors voted to give us a credit to the base management fee for the year ended December 31, 2014 of $0.2 million.

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

For the years ended December 31, 2014, 2013, and 2012, we recorded an incentive fee of $4.3 million, $4.2 million, and $3.6 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $3.0 million, $3.5 million, and $2.2 million, respectively, resulting in a net incentive fee for the years ended December 31, 2014, 2013, and 2012, of $1.3 million, $0.7 million, and $1.4 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the years ended December 31, 2014, 2013, and 2012, in order to support the current level of distributions to our stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses in performing services to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Prior to July 1, 2014, our allocable portion was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses will generally be derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the years ended December 31, 2014, 2013, and 2012, we recorded an administration fee of $1.5 million, $1.5 million, and $1.1 million, respectively.

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

Dealer Manager Agreement

In connection with the offering of our Senior Common Stock (see Note 10, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities is entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. Gladstone Securities, in its sole and absolute discretion, may re-allocate all of its selling commissions attributable to a participating broker-dealer and may also re-allocate a portion of its dealer manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we have agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.6 million, $0.3 million, and $0.2 million of payments during the years ended December 31, 2014, 2013, and 2012 respectively, to Gladstone Securities pursuant to this agreement, which are reflected as a component of Senior Common Stock costs in the consolidated statement of stockholders’ equity. The Dealer Manager Agreement currently is scheduled to terminate on the earlier of (i) March 28, 2015 or (ii) the date on which 3,000,000 shares of Senior Common Stock are sold pursuant to the Dealer Manager Agreement. We have elected not to renew the program upon termination on March 28, 2015 and thus the Dealer Manager Agreement will also simultaneously terminate on March 28, 2015.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million during both the years ended December 31, 2014, and 2013, respectively, which are reflected as deferred financing costs in the consolidated balance sheets, on total mortgages secured of $52.1 million and $76.3 million, or 0.27% and 0.18%, respectively. The agreement is scheduled to terminate on August 31, 2015, unless renewed or earlier terminated pursuant to the provisions contained therein.

3. Loss per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the years ended December 31, 2014, 2013, and 2012. We computed basic loss per share for the years ended December 31, 2014, 2013 and 2012 using the weighted average number of shares outstanding during the periods. Diluted loss per share for the years ended December 31, 2014, 2013 and 2012, reflects additional shares of common stock related to our convertible Senior Common Stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2014	2013	2012
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(10,538)	$(2,867)	$(445)

Denominator for basic weighted average shares of common stock	17,253,503	13,164,244	10,953,325

Basic loss per share of common stock	$(0.61)	$(0.22)	$(0.04)

Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(10,538)	$(2,867)	$(445)
Add: Income impact of assumed conversion of senior common stock (1)	—	—	—

Net loss attributable to common stockholders plus assumed conversions	$(10,538)	$(2,867)	$(445)
Denominator for basic weighted average shares of common stock	17,253,503	13,164,244	10,953,325
Effect of convertible senior common stock (1)	—	—	—

Denominator for diluted weighted average shares of common stock	17,253,503	13,164,244	10,953,325

Diluted loss per share of common stock	$(0.61)	$(0.22)	$(0.04)

(1)	We excluded convertible senior common shares of 428,509, 238,126, and 121,891 from the calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Real estate:
Land	$88,394	$79,153
Building and improvements	593,155	527,230
Tenant improvements	41,016	35,970
Accumulated depreciation	(92,133)	(81,241)

Real estate, net	$630,432	$561,112

2014 Real Estate Activity

During the year ended December 31, 2014, we completed 10 acquisitions of 11 properties and completed an expansion of one property, which are summarized below (dollars in thousands):

Location		Acquisition Date	Square Footage (unaudited)	Lease Term	Renewal Options		Total Purchase Price/Expansion Funded	Acquisition Expenses	Annualized Straight Line Rent		Debt Issued & Assumed
Allen, TX		3/27/2014	21,154	12 Years	4 (5 years each)		$5,525	$33	$570		$3,481
Colleyville, TX		3/27/2014	20,355	12 Years	4 (5 years each)		4,523	33	467		2,849
Rancho Cordova, CA	(4)	4/22/2014	61,358	10 Years	1 (5 year)		8,225	73	902		4,935
Coppell, TX		5/8/2014	21,171	12 Years	4 (5 years each)		5,838	26	601		3,816
Columbus, OH		5/13/2014	114,786	9.5 Years (1)	N/A	(1)	11,800	70	1,278	(3)	N/A
Taylor, PA		6/9/2014	955,935	10 Years	4 (5 years each)		39,000	730	3,400		22,600
Aurora, CO		7/1/2014	124,800	15 Years	2 (5 years each)		8,300	93	768		N/A
Indianapolis, IN	(4)	9/3/2014	86,495	11.5 Years (2)	2 (5 years each)	(2)	10,500	63	1,504	(3)	6,100
Denver, CO		10/31/2014	189,120	10 Years	2 (10 years each)		10,000	103	860		N/A
Canton, NC	(5)	11/1/2014	365,960	20 Years	2 (10 years each)		5,550	N/A	1,343		N/A
Monroe, MI	(6)	12/23/2014	535,500	8.5 Years	2 (5 years each)		30,750	68	2,523		18,450

Total			2,496,634				$140,011	$1,292	$14,216		$62,231

(1)	Lease term and renewal options are reflective of the largest tenant. The smaller tenant’s lease terminates in November 2016 and contains no renewal options.
(2)	Lease term and renewal options are reflective of the largest tenant. The other tenants in the building have varying lease expirations from December 2015 to October 2018. No other tenants have renewal options.
(3)	Rent figure is reflective of aggregate rent among all tenants occupying the building.
(4)	Tenants occupying these properties are subject to a gross lease. The largest tenant in this property occupies 61,306 square feet.
(5)	The Canton, NC property was originally acquired in July 2004 for $5.2 million. After the expansion was completed in November 2014, our total investment in the property is $10.8 million.
(6)	This property acquisition consists of two buildings with two separate leases which have identical lease terms. The figures above are aggrigated to reflect both buildings.

In accordance with ASC 805, we determined the fair value of the acquired assets and assumed liabilities related to the 11 properties acquired during the year ended December 31, 2014 as follows (dollars in thousands):

		Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Premium on Assumed Debt	Total Purchase Price
Allen, TX		$874	$3,509	$125	$598	$273	$218	$—	$—	$(72)	$5,525
Colleyville, TX		1,277	2,307	117	486	220	181	—	(6)	(59)	4,523
Rancho Cordova, CA		752	5,898	278	473	546	278	—	—	—	8,225
Coppell, TX		1,448	3,221	128	636	293	230	—	—	(118)	5,838
Columbus, OH		990	6,080	1,937	823	719	990	261	—	—	11,800
Taylor, PA		3,102	24,449	956	6,171	1,452	2,870	—	—	—	39,000
Aurora, CO		2,882	3,825	92	413	806	282		—	—	8,300
Indianapolis, IN		502	5,334	1,088	1,990	741	732	126	(13)	—	10,500
Denver, CO		1,621	6,503	568	1,152	721	652	—	(1,217)	—	10,000
Monroe, MI	(1)	1,118	23,890	942	1,497	1,350	1,953	—	—	—	30,750

		$14,566	$85,016	$6,231	$14,239	$7,121	$8,386	$387	$(1,236)	$(249)	$134,461

(1)	This property acquisition consists of two buildings with two separate leases which have identical lease terms. The figures above are aggrigated to reflect both buildings.

Below is a summary of the total revenue and earnings recognized on the 11 properties acquired during the year ended December 31, 2014 (dollars in thousands):

		For the year ended December 31,
		2014
Location	Acquisition Date	Rental Revenue	Earnings (1)
Allen, TX	3/27/2014	$435	$249
Colleyville, TX	3/27/2014	357	206
Rancho Cordova, CA	4/22/2014	625	239
Coppell, TX	5/8/2014	390	226
Columbus, OH (2)	5/13/2014	790	272
Taylor, PA	6/9/2014	1,908	890
Aurora, CO	7/1/2014	384	253
Indianapolis, IN (2)	9/3/2014	489	44
Denver, CO	10/31/2014	166	82
Monroe, MI (3)	12/23/2014	61	31

		$5,605	$2,492

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.
(2)	Rental revenue and earnings is reflective of aggregate rent and operating expenses among all tenants occupying the building.
(3)	We acquired two properties and two leases with this acquisition. Rental revenue and earnings is reflective of aggregate rent and operating expenses among both properties.

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the properties acquired during the years ended December 31, 2014 and 2013, respectively were acquired as of January 1, 2013. The table also assumes that properties acquired during the years ended December 31, 2013 and 2012, respectively, were acquired as of January 1, 2012. The pro-forma earnings for the years ended December 31, 2014, 2013 and 2012 were adjusted to assume that acquisition-related costs were incurred as of the beginning of the earliest period presented (dollars in thousands, except per share amounts):

	For the year ended December 31, (unaudited)
	2014		2013	2012
Operating Data:
Total operating revenue	$80,759		$80,081	$68,940
Total operating expenses	(60,728)		(46,223)	(37,457)
Other expenses	(24,290)		(32,929)	(28,754)

Net income (loss)	(4,259	) (1)	929	2,729
Dividends attributable to preferred and senior common stock	(4,636)		(4,394)	(4,206)

Net loss attributable to common stockholders	$(8,895)		$(3,465)	$(1,477)

Share and Per Share Data:
Basic and diluted loss per share of common stock	$(0.52)		$(0.26)	$(0.13)
Weighted average shares outstanding-basic and diluted	17,253,503		13,164,244	10,953,325

(1)	We recognized a $14.2 million impairment loss and a $5.3 million gain on debt extinguishment as a result of our Roseville, MN deed in lieu transaction during the year ended December 31, 2014.

Significant Real Estate Activity on Existing Assets

On April 4, 2014, our tenant occupying our Newburyport, Massachusetts property notified us of their intention not to exercise their renewal option, as the tenant is relocating to Rhode Island. The tenant will continue paying rent and operating expenses through the lease termination date of April 30, 2015.

On May 6, 2014, we extended the lease with the tenant occupying our property located in Austin, Texas. The lease covering this property was extended for an additional eight years, through June 2022. The lease was originally set to expire in June 2015. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.7 million. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and will pay a total of approximately $1.3 million in tenant improvements prior to the end of second quarter 2015.

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

On July 7, 2014, we extended the lease with one of the tenants occupying our property located in Akron, Ohio. The new lease covers approximately two-thirds of the space and was extended for an additional five years, through March 2020. The lease was originally set to expire in March 2015. This tenant will continue to pay its existing rent through March 2015. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.6 million. The lease grants the tenant two options to extend the lease for an additional five years each. In connection with the extension of the lease and the modification of certain terms under the lease, we paid $0.2 million in leasing commissions, and will pay $0.9 million in tenant improvements prior to the end of second quarter 2015. On December 24, 2014, we extended the lease with the other tenant occupying our property located in Akron, Ohio. The new lease covers the remaining space and was extended for an additional five years through March 2020. The lease was originally set to expire in March 2015. This tenant will also continue to pay its existing rent through March 2015. The new lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.1 million. The lease grants the tenant two options to extend the lease for an additional five years each. In connection with the extension of the lease and the modification of certain terms under the lease, we will pay $0.1 million in tenant improvements during fiscal year 2015.

On September 25, 2014, we modified the lease with the tenant occupying our property located in Concord Township, Ohio. The lease covering this property was adjusted to defer a portion of rental payments covering the period August 2014 through December 2014. The tenant will repay the deferred rent balance monthly during calendar year 2015. On November 14, 2014, we further modified the lease with this tenant. The lease covering this property was adjusted to change the lease termination date from August 2034, to December 2024. Accordingly, annual straight line rent decreased from $1.7 million under the prior amendment, to $1.4 million. The lease grants the tenant three options to extend the lease for an additional five years each. Upon execution of this lease amendment, we determined that a portion of our existing deferred rent balance of $2.5 million was uncollectible, due to the reduction in lease payments and lease term, and we adjusted the balance by approximately $0.8 million, which is recorded in general and administrative expense.

On October 16, 2014, we executed a lease with a tenant to occupy our previously vacant property located in Richmond, Virginia. The lease was effective as of September 8, 2014 and has a three-year term. The tenant has an early termination option at any time after July 31, 2016, contingent upon the tenant losing a contract with the vendor supporting their operations in our building. The tenant is subject to a termination payment of approximately $0.03 million if they exercise this option. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. The tenant has one option to renew the lease for an additional period of three years. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.1 million in leasing commissions. No tenant improvements were paid in connection with the new lease.

On October 22, 2014, we extended the lease with the tenant occupying our property located in Canton, North Carolina. We financed a $5.5 million expansion project on this property, which added an additional 150,000 square feet to the building, which was completed in November 2014. The lease covering this property was extended for an additional 10 years, through September 2034. The lease was originally set to expire in July 2024. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $1.4 million, as compared to straight line rents of $0.6 million under the previous lease.

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

On October 30, 2014, we modified the lease with the tenant occupying our property located in Tewksbury, Massachusetts. The lease covering this property was amended to reduce rental charges through the remaining lease term, which is set to expire May 31, 2017. In the event we identify a tenant or a purchaser for the property, we can terminate the lease with the current tenant. Straight line rent on this lease has decreased from $0.9 million per year to $0.4 million per year after the amendment.

On December 1, 2014, we executed a lease with a tenant to occupy a 7,125 square foot vacant outbuilding located on our property in Maple Heights, Ohio. The lease was effective as of December 1, 2014 and has a three-year term. The lease provides for consistent rental payments of $0.03 million annually. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.01 million in leasing commissions.

On December 1, 2014, we executed a lease with a tenant to occupy a portion of our property located in Bolingbrook, Illinois. The lease is for seven years and the tenant occupies 38% of the building. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.2 million. The tenant has one option to renew the lease for an additional period of five years. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and will pay to $0.5 million in tenant improvements during fiscal year 2015.

2013 Real Estate Activity

During the year ended December 31, 2013, we acquired seven properties, and completed an expansion of one property, which are summarized below (dollars in thousands):

Location	Acquisition/ Expansion Date	Square Footage (unaudited)	Lease Term	Renewal Options	Total Purchase/ Expansion Price	Acquisition Expenses	Annualized Straight Line Rent	Debt Issued
Egg Harbor Township, NJ	3/28/2013	29,257	10 years	1 (5 years)	$5,650	$152	$490	$3,700
Clintonville, WI (1)	4/11/2013	102,400	15 years	N/A	3,250	N/A	961	—
Vance, AL	5/9/2013	170,000	10 years	2 (5 years)	13,388	186	1,173	—
Blaine, MN	5/10/2013	92,275	7 years	2 (5 years)	14,450	79	1,475	8,200
Austin, TX	7/9/2013	320,000	7 years	3 (3 years)	57,000	155	4,641	35,300
Allen, TX	7/10/2013	115,200	9 years	2 (5 years)	15,150	81	1,478	8,900
Englewood, CO	12/11/2013	99,797	8 years	2 (5 years)	18,250	66	1,497	11,315
Novi, MI	12/27/2013	156,200	10 years	1 (5 years)	7,300	42	684	4,380

Total		1,085,129			$134,438	$761	$12,399	$71,795

(1)	The Clintonville, WI property was originally acquired in November 2005 for $5.3 million. After the expansion was completed in April 2013, the total investment in the property is $8.6 million.

In accordance with ASC 805, we determined the fair value of acquired assets related to the seven properties acquired during the year ended December 31, 2013 as follows (dollars in thousands):

			Tenant	In-place		Customer	Above Market	Below Market	Total Purchase
	Land	Building	Improvements	Leases	Leasing Costs	Relationships	Leases	Leases	Price
Egg Harbor Township, NJ	$1,627	$2,735	$282	$558	$189	$259	$—	$—	$5,650
Vance, AL	457	9,721	808	1,097	678	627	—	—	13,388
Blaine, MN	1,060	9,347	1,172	1,361	694	816	—	—	14,450
Austin, TX	2,330	37,207	6,814	6,118	1,906	3,793	—	(1,168)	57,000
Allen, TX	2,699	5,758	2,187	1,525	1,146	1,499	336	—	15,150
Englewood, CO	1,503	9,889	1,850	2,036	1,178	1,850	—	(56)	18,250
Novi, MI	352	5,354	272	663	434	225	—	—	7,300

	$10,028	$80,011	$13,385	$13,358	$6,225	$9,069	$336	$(1,224)	$131,188

Below is a summary of the total revenue and earnings recognized on the seven properties acquired during the year ended December 31, 2013 (dollars in thousands):

		For the year ended December 31,
		2013
	Acquisition
Location	Date	Rental Revenue	Earnings (1)
Egg Harbor Township, NJ	3/28/2013	$373	$209
Vance, AL	5/9/2013	757	363
Blaine, MN	5/10/2013	947	424
Austin, TX	7/9/2013	2,299	655
Allen, TX	7/10/2013	685	300
Englewood, CO	12/11/2013	85	25
Novi, MI	12/27/2013	9	5

		$5,155	$1,981

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2015	$70,794
2016	68,669
2017	68,290
2018	67,983
2019	68,405
Thereafter	312,030

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay property taxes on the respective properties in the event the tenants fail to pay them. The total annual property taxes for all properties owned by us as of December 31, 2014, were $12.6 million.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class (in thousands):

	December 31, 2014		December 31, 2013
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$59,233	$(17,379)	$47,442	$(15,158)
Leasing costs	38,305	(11,411)	31,339	(9,323)
Customer relationships	41,243	(11,177)	35,739	(10,407)

	$138,781	$(39,967)	$114,520	$(34,888)

	Deferred Rent Receivable/Liability	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
Above market leases	$8,314	$(6,384)	$7,928	$(6,085)
Below market leases	$15,939	$(7,345)	$12,672	$(6,657)

	$24,253	$(13,729)	$20,600	$(12,742)

Total	$163,034	$(53,696)	$135,120	$(47,630)

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2014 and 2013, respectively, were as follows:

Intangible Assets & Liabilities	2014	2013
In-place leases	10.1	8.9
Leasing costs	10.1	8.9
Customer relationships	15.1	13.7
Above market leases	9.3	8.8
Below market leases	10.0	7.5

All intangible assets & liabilities	11.5	10.0

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs and customer relationships for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Estimated
Year	Amortization Expense
2015	$12,801
2016	11,972
2017	11,733
2018	11,633
2019	11,610
Thereafter	39,065

Total	$98,814

The estimated aggregate rental income to be recorded for the amortization of both above and below market leases for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Estimated Rental
Year	Income
2015	$557
2016	438
2017	432
2018	432
2019	432
Thereafter	4,374

Total	$6,665

5. Real Estate Dispositions and Impairment Charges

Real Estate Dispositions

On June 6, 2014, we sold our property located in Sterling Heights, Michigan to the tenant currently occupying the building for $11.4 million and incurred approximately $0.2 million in selling costs. We recognized a gain of $1.2 million on the sale.

The table below summarizes the components of income from real estate and related assets disposed of for the Sterling Heights, Michigan property during the years ended December 31, 2014, 2013 and 2012, respectively (dollars in thousands):

	For the year ended December 31,
	2014	2013	2012
Operating revenue	$507	$1,167	$1,167
Operating expense	46	228	221

Income from real estate and related assets sold	$461	$939	$946

Impairment Charges

We performed the evaluation and analysis of our portfolio and concluded that our Roseville, Minnesota property was impaired as of March 31, 2014. We determined that the expected undiscounted cash flows based upon a revised estimated holding period of this property was below the current carrying value. The estimated holding period was revised after a potential tenant that we were anticipating to lease a large portion of the vacant space, during the three months ended March 31, 2014, did not execute a lease on the property. Consequently, we revised the holding period to coincide with the maturity of the mortgage loan in June 2014. Accordingly, we reduced the carrying value of this property to its estimated fair value, less cost to sell, and we recognized an impairment loss of $14.2 million during the year ended December 31, 2014. This property was returned to the lender in a deed in lieu transaction on November 12, 2014 (see Note 7).

We performed an analysis of both the real estate disposition and impaired property for the year ended December 31, 2014 and determined that these properties should not be classified as discontinued operations as neither constituted a strategic shift in our operations in accordance with ASU 2014-08.

We had previously reported that our property located in South Hadley, Massachusetts was at risk of becoming impaired in the future. We recently extended the lease on this property for two years, and it will now expire in January 2017. As a result of this lease extension, we no longer view this property as at risk for impairment.

We continue to monitor our portfolio for any other indicators of impairment.

6. Mortgage Note Receivable

On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Construction is scheduled to be completed in July 2015 and we will earn 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we will be granted a right of first offer to purchase the property at fair value. If we do not purchase the property we will receive an exit fee upon maturity of the loan in an amount sufficient for us to earn an internal rate of return of 22% on the second mortgage development loan, inclusive of interest earned. The loan is scheduled to mature in July 2016, but has a one-year extension option. We have recognized $0.5 million in both cash interest income and accrued exit fee revenue during the year ended December 31, 2014.

7. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit as of December 31, 2014 and December 31, 2013 are summarized below (dollars in thousands):

				Principal Balance Outstanding
Date of
Issuance/	Principal	Stated Interest Rate at
Assumption	Maturity Date	December 31, 2014 (1)		December 31, 2014	December 31, 2013
02/21/06	06/30/14	5.20%		—	17,455
08/25/05	09/01/15	5.33%		19,262	19,664
09/12/05	09/01/15	5.21%		11,369	11,593
09/06/07	12/11/15	5.81%		3,964	4,052
12/21/05	01/08/16	5.71%		17,482	17,816
03/27/14	02/01/16	5.58%		6,214	—
03/29/06	04/01/16	5.92%		16,201	16,434
04/27/06	05/05/16	6.58%		12,316	12,696
08/29/08	06/01/16	6.80%		5,510	5,687
05/08/14	06/01/16	6.25%		3,767	—
06/20/11	06/30/16	6.08%		10,977	11,164
11/22/06	12/01/16	5.76%		13,093	13,324
11/26/13	12/01/16	LIBOR +2.15%	(2)	8,200	8,200
12/22/06	01/01/17	5.79%		20,026	20,376
02/08/07	03/01/17	6.00%		13,775	13,775
06/05/07	06/08/17	6.11%		13,825	13,999
10/15/07	11/08/17	6.63%		14,609	14,848
09/26/12	07/01/18	5.75%		10,252	10,478
11/18/11	11/01/18	4.50%		4,049	4,155
06/09/14	07/01/19	4.23%		22,600	—
12/06/11	12/06/19	6.00%		7,776	8,031
10/28/11	11/01/21	6.00%		6,799	6,938
04/05/12	05/01/22	6.10%		18,116	18,467
06/21/12	07/06/22	5.05%		4,507	4,608
08/03/12	07/31/22	5.00%		2,845	2,911
07/24/12	08/01/22	5.60%		9,066	9,361
10/01/12	10/01/22	4.86%		32,397	33,133
11/21/12	12/06/22	4.04%		18,067	18,525
03/28/13	04/06/23	4.16%		3,551	3,638
07/03/13	08/01/23	5.00%		8,045	8,163
07/10/13	08/01/23	4.20%		8,704	8,852
07/09/13	08/06/23	4.81%		34,567	35,093
12/27/13	01/01/24	5.28%		4,297	4,380
04/22/14	05/01/24	4.90%		4,935	—
09/03/14	10/01/24	4.40%		6,100	—
12/23/14	01/01/25	4.04%		18,426	—
12/15/10	12/10/26	6.63%		9,015	9,496
05/16/12	12/31/26	4.30%		2,757	2,829
11/08/12	02/01/27	5.69%		13,567	13,864
05/30/12	05/10/27	6.50%		4,426	4,653
06/27/12	07/01/29	5.10%		1,823	1,905
12/18/13	01/06/39	4.74%		11,315	11,315
Contractual Mortgage Notes Payable:				$458,592	$421,878

Premiums and (Discounts), net:				707	724

Total Mortgage Notes Payable:				$459,299	$422,602

Variable-Rate Line of Credit:
08/07/13	08/07/17	LIBOR +3.00%		$43,300	$24,400

Total Mortgage Notes Payable and Line of Credit				$502,599	$447,002

(1)	The weighted average interest rate on all debt outstanding at December 31, 2014, was approximately 5.11%.
(2)	At December 31, 2014, one month LIBOR was approximately 0.17%.

Mortgage Notes Payable

As of December 31, 2014, we had 41 mortgage notes payable, collateralized by a total of 77 properties and the net book value of these collateralized properties was $642.5 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of December 31, 2014 was 5.3%.

During the year ended December 31, 2014, we assumed two long-term mortgages, collateralized by three properties, and issued four long-term mortgages, collateralized by five properties, which are summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Debt Issued	Interest Rate	Maturity Date
3/27/2014	Wells Fargo N.A.	$6,330	5.58%	2/1/2016
4/22/2014	Keybank N.A.	4,935	4.90%	5/1/2024
5/8/2014	Wells Fargo N.A.	3,816	6.25%	6/1/2016
6/9/2014	Prudential Mortgage Capital Company	22,600	4.23%	7/1/2019
9/3/2014	Everbank	6,100	4.40%	10/1/2024
12/23/2014	Prudential Mortgage Capital Company	18,450	4.04%	1/1/2025

		$62,231

Scheduled principal payments of mortgage notes payable for the each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2015	$42,436	(1)
2016	99,042
2017	67,653
2018	20,260
2019	34,936
Thereafter	194,265

	$458,592

(1)	We are planning to refinanance the 3 balloon principal payments that mature in the second half of 2015 with a combination of new mortgage debt or equity.

On November 12, 2014, we completed a deed-in-lieu transaction on our Roseville, Minnesota property, where we returned the property to the lender in exchange for cancellation of obligations under our debt agreement with the lender. At the time of the deed-in-lieu transaction, the carrying value of the property was approximately $9.8 million, the principal balance of the debt outstanding, net of reserves held by the lender, was approximately $14.1 million and the resulting gain on debt extinguishment was approximately $5.3 million. The lender accepted the deed in lieu of the outstanding mortgage, and released us from our obligation.

Interest Rate Cap

We have entered into an interest rate cap agreement with Wells Fargo that caps the interest rate on the note payable for our Champaign, Illinois property. The agreement provides that the interest rate on the note payable for our Champaign, Illinois property is capped at a certain interest rate when one-month LIBOR is in excess of 3.0%. The fair value of the interest rate cap agreement is recorded in other assets on our accompanying consolidated balance sheets. We record changes in the fair value of the interest rate cap agreement quarterly based on the current market valuations at quarter end as other income (loss) on our accompanying consolidated statements of operations. Generally, we will estimate the fair value of our interest rate cap using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2014 and 2013, our interest rate cap agreement was valued using Level 3 inputs. The following table summarizes the key terms of each interest rate cap agreement (dollars in thousands):

				As of December 31,		As of December 31,
				2014		2013
Interest Rate Cap	Notional Amount	LIBOR Cap	Maturity Date	Cost	Fair Value	Cost	Fair Value
November 26, 2013	$8,200	3.00%	December 1, 2016	$31	$4	$31	$22

Fair Value

The fair value of all mortgage notes payable outstanding as of December 31, 2014, was $476.9 million, as compared to the carrying value stated above of $459.3 million. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Line of Credit

In August 2013, we procured a $60.0 million Line of Credit, expanded to $75.0 million in November 2014, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent) and added Citizens Bank of Pennsylvania as an additional lender. Comerica Bank was subsequently added as another lender in December 2013. In March 2014, we amended our Line of Credit to extend the maturity date by one year to August 2017. We also modified certain terms under the Line of Credit, including the calculation of the total asset value and unencumbered asset value. The applicable LIBOR margins were also reduced 25 basis points at each pricing level. As a result of these modifications, the availability under our Line of Credit increased by $1.3 million.

The Line of Credit initially matures in August 2017; however, we have a one-year extension option subject to the payment of an extension fee equal to 25 basis points on the initial maturity date and certain other customary conditions.

The Line of Credit has a letter of credit sublimit of up to $20.0 million. In addition, we may expand the Line of Credit up to a total of $100.0 million upon satisfaction of certain conditions and payment of the associated up front and arrangement fees at the time of such increase. The interest rate per annum applicable to the Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 3.25%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of $0.03 million per year and an unused commitment fee of 25 basis points per year, which accrues quarterly. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 100% of our FFO, with acquisition-related costs required to be expensed under ASC 805 added back to FFO. In addition, the maximum amount we may draw under the Line of Credit is based on a percentage of the value of a pool of unencumbered properties, which must meet agreed upon eligibility standards.

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

As of December 31, 2014, there was $43.3 million outstanding under our Line of Credit at an interest rate of approximately 3.17% and $4.5 million outstanding under letters of credit at a weighted average interest rate of 3.0%. As of February 18, 2015, the maximum additional amount we could draw was $28.3 million. We were in compliance with all covenants under the Line of Credit as of December 31, 2014.

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

The fair value of our Term Preferred Stock as of December 31, 2014, was $39.7 million, as compared to the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of December 31, 2014 of $25.80. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

9. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2014, are as follows (dollars in thousands):

	For the year ended December 31,
Location	Lease End Date	2015	2016	2017	2018	2019	2020	Thereafter
Tulsa, OK	Apr-21	$169	$169	$169	$169	$169	$169	$85
Dartmouth, MA	May-36	174	174	174	174	174	174	3,127
Springfield, MA	Feb-30	86	86	89	90	90	90	884

		$429	$429	$432	$433	$433	$433	$4,096

Expenses recorded in connection to rental expense incurred for the properties listed above during the years ended December 31, 2014, 2013, and 2012 were $0.4 million for each of the three years. Rental expenses are reflected in property operating expenses on the consolidated statements of operations.

10. Stockholders’ Equity

Distributions

Our Board of Directors declared the following distributions per share for the years ended December 31, 2014, 2013, and 2012:

	For the year ended December 31,
	2014	2013	2012
Common Stock	$1.50	$1.50	$1.50
Senior Common Stock	1.05	1.05	1.05
Series A Preferred Stock	1.9374996	1.9374996	1.9374996
Series B Preferred Stock	1.8750	1.8750	1.8750
Series C Preferred Stock	1.7813	1.7813	1.6328	(1)

(1)	The Series C Preferred Stock was issued on January 31, 2012.

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. We had no capital gains during the last three years. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital
Common Stock
For the year ended December 31, 2012	0.00000%	100.00000%
For the year ended December 31, 2013	18.32962%	81.67038%
For the year ended December 31, 2014	0.00000%	100.00000%

Senior Common Stock
For the year ended December 31, 2012	0.00000%	100.00000%
For the year ended December 31, 2013	100.00000%	0.00000%
For the year ended December 31, 2014	0.00000%	100.00000%

Series A Preferred Stock
For the year ended December 31, 2012	91.70830%	8.29170%
For the year ended December 31, 2013	100.00000%	0.00000%
For the year ended December 31, 2014	24.10732%	75.89268%

Series B Preferred Stock
For the year ended December 31, 2012	91.70830%	8.29170%
For the year ended December 31, 2013	100.00000%	0.00000%
For the year ended December 31, 2014	24.10732%	75.89268%

Series C Preferred Stock
For the year ended December 31, 2012	91.70830%	8.29170%
For the year ended December 31, 2013	100.00000%	0.00000%
For the year ended December 31, 2014	24.10732%	75.89268%

Recent Activity

On June 6, 2014, we completed a public offering of 1,610,000 shares of our common stock at a public offering price of $17.00 per share. Gross proceeds of the offering totaled $27.4 million and net proceeds, after deducting offering expenses borne by us, were $26.0 million, which we used to acquire real estate.

Ongoing Activity

On September 2, 2014, we entered into an open market sale arrangement, or the New ATM, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $100.0 million on the open market through Cantor Fitzgerald, acting as sales agent and/or principal. Under the New ATM, Cantor Fitzgerald is entitled to compensation equal to up to 2.0% of the gross proceeds of the common shares it sells. During 2014, we sold a total of 1.9 million shares with aggregate net proceeds of $32.0 million, and have a remaining capacity to sell up to $67.5 million of common stock under the New ATM with Cantor Fitzgerald.

On August 26, 2014, we provided notice of our termination of our prior open market sale arrangement, or the Prior ATM, with Jefferies LLC, or Jefferies, under which we offered to sell shares of our common stock with an aggregate sales price of up to $25.0 million on the open market through Jefferies, as agent, or to Jefferies, as principal. From November 2009 through August 2014, we issued and sold $21.8 million in gross proceeds under the Prior ATM. During 2014, we raised approximately $7.6 million in net proceeds under the Prior ATM.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our Senior Common Stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares are intended to be offered pursuant to the primary offering and 500,000 shares are intended to be offered pursuant to our senior common distribution reinvestment plan, or the DRIP. We, however, reserve the right to reallocate the number of shares being offered between the primary offering and the DRIP. As of December 31, 2014, we had sold 738,942 shares of Senior Common Stock in this ongoing offering, for gross proceeds of $11.1 million, and issued an additional 24,315 shares of Senior Common Stock under the DRIP program. We have elected not to renew this offering program and it will terminate on March 28, 2015.

Note to Employee

The following table is a summary of the outstanding note issued to an employee of the Adviser for the exercise of stock options (dollars in thousands):

Date Issued	Outstanding Balance of Employee Loan at December 31, 2014	Outstanding Balance of Employee Loan at December 31, 2013	Maturity Date of Note	Interest Rate on Note
Nov 2006	$375	$375	Nov 2015	8.15%

The employee stock option program terminated in 2006. In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, this note was recorded as a full recourse loan to the employee and is included in the equity section of the accompanying consolidated balance sheets. As of December 31, 2014, this loan maintained its full recourse status.

11. Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2014 and 2013 (dollars in thousands).

	Quarter ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Operating revenues	$19,216	$19,014	$18,390	$17,136
Operating expenses	10,970	11,457	11,243	23,736
Other expense	(2,082)	(7,328)	(5,928)	(6,914)

Net income (loss)	6,164	229	1,219	(13,514)
Dividends attributable to preferred and senior common stock	(1,220)	(1,160)	(1,133)	(1,123)

Net income (loss) available to common stockholders	4,944 (1)	(931)	86	(14,637	) (2)

Net income (loss) available to common stockholders - basic & diluted	$0.36	$(0.05)	$0.01	$(0.93)

	Quarter ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Operating revenues	$16,860	$16,190	$14,258	$14,035
Operating expenses	9,542	8,639	7,369	7,273
Other expense	(6,984)	(7,242)	(6,438)	(6,329)

Net income	334	309	451	433
Dividends attributable to preferred and senior common stock	(1,120)	(1,106)	(1,092)	(1,076)

Net loss available to common stockholders	(786)	(797)	(641)	(643)

Net loss available to common stockholders - basic & diluted	$(0.05)	$(0.06)	$(0.05)	$(0.06)

(1)	Includes a $5.3 million gain on debt extinguishment recorded during the three months ended December 31, 2014.
(2)	Includes a $14.0 million impairment loss recorded during the three months ended March 31, 2014.

12. Subsequent Events

On January 13, 2015, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
January 23, 2015	February 3, 2015	$0.125	$0.1614583	$0.15625	$0.1484375
February 18, 2015	February 27, 2015	0.125	0.1614583	0.15625	0.1484375
March 20, 2015	March 31, 2015	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
January	February 6, 2015	$0.0875
February	March 6, 2015	0.0875
March	April 7, 2015	0.0875

Total		$0.2625

On February 9, 2015, we modified the leases with the tenant occupying two of our properties located in Raleigh, North Carolina, The leases covering these properties were extended for an additional five years through July 2020. Both leases were originally set to expire in July 2015. The tenant was previously fully occupying both buildings, totaling 174,426 square feet, but had reduced their space requirement in one of their buildings by 94,200 square feet. Both leases contain prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.9 million, as compared to annualized straight line rents of $1.3 million under the previous terms of the lease. In connection with the extension of the lease and modification of certain terms of the lease, we anticipate paying $0.2 million in leasing commissions, and committed to $0.1 million in tenant improvements.

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina Office Building	$4,796	$960	$4,481	$—	$960	$4,481	$5,441	$1,773	$3,668	1997	12/23/2003
Canton, Ohio Office Building	2,664	186	3,083	500	186	3,583	3,769	972	2,797	1994	1/30/2004
Akron, Ohio Office Building	6,828	1,973	6,771	1,279	1,973	8,050	10,023	1,916	8,107	1968/1999	4/29/2004
Charlotte, North Carolina Office Building	6,308	740	8,423	61	740	8,484	9,224	2,319	6,905	1984/1995	6/30/2004
Canton, North Carolina Industrial Building	3,652	150	5,050	7,285	150	12,335	12,485	1,401	11,084	1998/2014	7/6/2004
Crenshaw, Pennsylvania Industrial Building	5,176	100	6,574	269	100	6,843	6,943	1,800	5,143	1991	8/5/2004
Lexington, North Carolina Industrial Building	2,636	820	2,107	69	820	2,176	2,996	584	2,412	1986	8/5/2004
Austin, Texas Office Building	6,500	1,000	6,296	1,396	1,000	7,692	8,692	1,726	6,966	2001	9/16/2004
Mt. Pocono, Pennsylvania Industrial Building	4,889	350	5,819	18	350	5,837	6,187	1,551	4,636	1995/1999	10/15/2004
San Antonio, Texas Office Building	6,643	843	7,514	621	843	8,135	8,978	2,389	6,589	1999	2/10/2005
Columbus, Ohio Industrial Building	2,516	410	2,385	—	410	2,385	2,795	610	2,185	1995	2/10/2005
Big Flats, New York Industrial Building	5,365	275	6,459	34	275	6,493	6,768	1,623	5,145	2001	4/15/2005
Wichita, Kansas Office Building	7,466	1,525	9,703	77	1,525	9,780	11,305	2,510	8,795	2000	5/18/2005
Arlington, Texas Industrial Building	3,814	636	3,695	416	636	4,111	4,747	1,012	3,735	1966	5/26/2005
Dayton, Ohio Office Building	1,877	525	1,877	120	525	1,997	2,522	820	1,702	1956	6/30/2005
Eatontown, New Jersey Office Building	4,365	1,351	3,520	534	1,351	4,054	5,405	1,012	4,393	1991	7/7/2005
Franklin Township, New Jersey Industrial Building	6,471	1,632	6,200	—	1,632	6,200	7,832	1,514	6,318	1978	7/11/2005
Duncan, South Carolina Industrial Building	10,375	783	10,790	1,615	783	12,405	13,188	2,979	10,209	1984/2001/2007	7/14/2005
Duncan, South Carolina Industrial Building	2,579	195	2,682	419	195	3,101	3,296	740	2,556	1984/2001/2007	7/14/2005
Hazelwood, Missouri Industrial Building	2,291	763	2,309	683	763	2,992	3,755	642	3,113	1977	8/5/2005

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

DECEMBER 31, 2014 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Angola, Indiana Industrial Building	$626	$66	$1,075	$49	$66	$1,124	$1,190	$271	$919	1982	9/2/2005
Angola, Indiana Industrial Building	601	132	1,130	51	132	1,181	1,313	421	892	1998	9/2/2005
Rock Falls, Illinois Industrial Building	626	35	1,113	50	35	1,163	1,198	144	1,054	1988	9/2/2005
Newburyport, Massachusetts Industrial Building	6,276	629	6,504	1,847	629	8,351	8,980	1,873	7,107	1994	10/17/2005
Clintonville, Wisconsin Industrial Building	2,997	55	4,717	3,250	55	7,967	8,022	1,316	6,706	1992/2013	10/31/2005
Maple Heights, Ohio Industrial Building	9,790	1,609	10,065	1,221	1,609	11,286	12,895	3,237	9,658	1974	12/21/2005
Richmond, Virginia Office Building	5,275	736	5,336	36	736	5,372	6,108	1,286	4,822	1972	12/30/2005
Toledo, Ohio Medical Office Building	2,750	263	2,812	390	263	3,202	3,465	736	2,729	1979	12/30/2005
South Hadley, Massachusetts Industrial Building	—	471	2,765	71	471	2,836	3,307	637	2,670	1978	2/15/2006
Champaign, Illinois Office Building	1,545	687	2,036	2	687	2,038	2,725	495	2,230	1996	2/21/2006
Champaign, Illinois Office Building	3,030	1,347	3,992	4	1,347	3,996	5,343	971	4,372	1996	2/21/2006
Champaign, Illinois Office Building	1,894	842	2,495	2	842	2,497	3,339	607	2,732	1996	2/21/2006
Champaign, Illinois Office Building	1,731	770	2,281	2	770	2,283	3,053	555	2,498	1996	2/21/2006
Burnsville, Minnesota Office Building	11,001	3,511	8,746	3,525	3,511	12,271	15,782	2,515	13,267	1984	5/10/2006
Menomonee Falls, Wisconsin Industrial Building	6,738	625	6,911	57	625	6,968	7,593	1,553	6,040	1986/2000	6/30/2006
Baytown, Texas Medical Office Building	2,000	221	2,443	—	221	2,443	2,664	593	2,071	1997	7/11/2006
Birmingham, Alabama (3) Industrial Building	—	612	2,326	—	612	2,326	2,938	504	2,434	1961/1980	9/29/2006
Montgomery, Alabama (3) Industrial Building	—	222	844	—	222	844	1,066	183	883	1962/1989	9/29/2006

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

DECEMBER 31, 2014 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Columbia, Missouri (3) Industrial Building	$—	$146	$555	$—	$146	$555	$701	$120	$581	1978	9/29/2006
Mason, Ohio Office Building	4,250	797	6,258	540	797	6,798	7,595	1,563	6,032	2002	1/5/2007
Raleigh, North Carolina Industrial Building	5,164	1,606	5,513	—	1,606	5,513	7,119	1,142	5,977	1994	2/16/2007
Tulsa, Oklahoma Industrial Building	7,776	—	14,057	—	—	14,057	14,057	3,312	10,745	2004	3/1/2007
Hialeah, Florida (3) Industrial Building	—	3,562	6,672	685	3,562	7,357	10,919	1,435	9,484	1956/1992	3/9/2007
Tewksbury, Massachusetts (3) Industrial Building	—	1,395	8,893	—	1,395	8,893	10,288	1,882	8,406	1985/1989	5/17/2007
Mason, Ohio Retail Building	4,555	1,201	4,961	—	1,201	4,961	6,162	969	5,193	2007	7/1/2007
Cicero, New York Industrial Building	3,964	299	5,019	—	299	5,019	5,318	942	4,376	2005	9/6/2007
Grand Rapids, Michigan Office Building	5,831	1,629	10,500	37	1,629	10,537	12,166	2,055	10,111	2001	9/28/2007
Bollingbrook, Illinois Industrial Building	—	1,272	5,003	475	1,272	5,478	6,750	993	5,757	2002	9/28/2007
Decatur, Georgia (3) Medical Office Building	—	784	3,245	—	784	3,245	4,029	653	3,376	1989	12/13/2007
Decatur, Georgia (3) Medical Office Building	—	205	848	—	205	848	1,053	171	882	1989	12/13/2007
Decatur, Georgia (3) Medical Office Building	—	257	1,064	—	257	1,064	1,321	214	1,107	1989	12/13/2007
Lawrenceville, Georgia (3) Medical Office Building	—	679	2,809	—	679	2,809	3,488	565	2,923	2005	12/13/2007
Snellville, Georgia (3) Medical Office Building	—	176	729	—	176	729	905	147	758	1986	12/13/2007
Covington, Georgia (3) Medical Office Building	—	232	959	—	232	959	1,191	193	998	2000	12/13/2007
Cumming, Georgia Medical Office Building	3,145	738	3,055	2,511	738	5,566	6,304	615	5,689	2004	12/13/2007
Conyers, Georgia (3) Medical Office Building	—	297	1,228	—	297	1,228	1,525	247	1,278	1994	12/13/2007
Reading, Pennsylvania Industrial Building	3,983	491	6,202	—	491	6,202	6,693	1,104	5,589	2007	1/29/2008
Fridley, Minnesota Office Building	5,121	1,354	8,074	397	1,381	8,444	9,825	1,816	8,009	1985/2006	2/26/2008

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

DECEMBER 31, 2014 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Concord Township, Ohio (3) Office Building	$—	$1,796	$11,154	$(11)	$1,785	$11,154	$12,939	$2,048	$10,891	1957/2008	3/31/2008
Pineville, North Carolina Industrial Building	2,315	669	3,028	6	669	3,034	3,703	535	3,168	1985	4/30/2008
Marietta, Ohio Industrial Building	5,650	829	6,607	209	829	6,816	7,645	1,106	6,539	1992/2007	8/29/2008
Chalfont, Pennsylvania Industrial Building	5,510	1,249	6,420	171	1,249	6,591	7,840	1,270	6,570	1987	8/29/2008
Orange City, Iowa Industrial Building	9,015	258	5,861	—	258	5,861	6,119	743	5,376	1990	12/15/2010
Hickory, North Carolina Office Building	6,697	1,163	6,605	—	1,163	6,605	7,768	1,124	6,644	2008	4/4/2011
Springfield, Missouri Office Building	10,977	1,700	12,038	—	1,700	12,038	13,738	1,278	12,460	2006	6/20/2011
Boston Heights, Ohio Office Building	2,646	449	3,010	—	449	3,010	3,459	427	3,032	2011	10/20/2011
Parsippany, New Jersey Office Building	6,799	1,696	7,077	81	1,696	7,158	8,854	855	7,999	1984	10/28/2011
Dartmouth, Massachusetts Retail Location	4,049	—	4,236	—	—	4,236	4,236	368	3,868	2011	11/18/2011
Springfield, Missouri Retail Location	1,823	—	2,275	—	—	2,275	2,275	250	2,025	2005	12/13/2011
Pittsburgh, Pennsylvania Office Building	2,757	281	3,205	—	281	3,205	3,486	311	3,175	1968	12/28/2011
Ashburn, Virginia Office Building	7,223	706	7,858	—	706	7,858	8,564	767	7,797	2002	1/25/2012
Ottumwa, Iowa Industrial Building	4,426	212	5,072	287	212	5,359	5,571	499	5,072	1970	5/30/2012
New Albany, Ohio Office Building	9,066	1,658	8,746	—	1,658	8,746	10,404	831	9,573	2007	6/5/2012
Columbus, Georgia Office Building	4,507	1,378	4,520	—	1,378	4,520	5,898	471	5,427	2012	6/21/2012
Columbus, Ohio Office Building	2,845	542	2,453	11	542	2,464	3,006	287	2,719	1981	6/28/2012
Jupiter, Florida Office Building	10,252	1,160	11,994	—	1,160	11,994	13,154	827	12,327	2011	9/26/2012
Fort Worth, Texas Industrial Building	13,567	963	15,647	—	963	15,647	16,610	1,022	15,588	2005	11/8/2012
Columbia, South Carolina Office Building	18,067	1,905	20,648	—	1,905	20,648	22,553	1,864	20,689	2010	11/21/2012

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

DECEMBER 31, 2014 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Egg Harbor, New Jersey Office Building	$3,551	$1,627	$3,017	$236	$1,627	3,253	$4,880	$201	$4,679	1985	3/28/2013
Vance, Alabama (3) Industrial Building	—	457	10,529	—	457	10,529	10,986	604	10,382	2013	5/9/2013
Blaine, Minnesota Office Building	8,045	1,060	10,519	—	1,060	10,519	11,579	748	10,831	2009	5/10/2013
Austin, Texas Office Building	34,567	2,330	44,021	122	2,330	44,143	46,473	3,071	43,402	1999	7/9/2013
Allen, Texas Office Building	8,704	2,699	7,945	—	2,699	7,945	10,644	602	10,042	1998	7/10/2013
Englewood, Colorado Office Building	11,315	1,503	11,739	—	1,503	11,739	13,242	546	12,696	2008	12/11/2013
Novi, Michigan Industrial Building	4,297	352	5,626	—	352	5,626	5,978	197	5,781	1988	12/27/2013
Allen, Texas Retail Building	3,417	874	3,634	—	874	3,634	4,508	95	4,413	2004	3/27/2014
Colleyville, Texas Retail Building	2,797	1,277	2,424	—	1,277	2,424	3,701	72	3,629	2000	3/27/2014
Rancho Cordova, California Office Building	4,935	752	6,176	—	752	6,176	6,928	150	6,778	1986	4/22/2014
Coppell, Texas Retail Building	3,767	1,448	3,349	—	1,448	3,349	4,797	74	4,723	2005	5/8/2014
Columbus, Ohio (3) Office Building	—	990	8,017	—	990	8,017	9,007	266	8,741	1986	5/13/2014
Taylor, Pennsylvania Industrial Building	22,600	3,102	25,405	—	3,102	25,405	28,507	451	28,056	2000/2006	6/9/2014
Aurora, Colorado (3) Industrial Building	—	2,882	4,013	—	2,882	4,013	6,895	82	6,813	1983	7/1/2014
Indianapolis, Indiana Office Building	6,100	502	6,490	—	502	6,490	6,992	99	6,893	1981/2014	9/3/2014
Denver, Colorado (3) Industrial Building	—	1,621	7,314	—	1,621	7,314	8,935	46	8,889	1985	10/31/2014
Monroe, Michigan Industrial Building	10,839	658	14,607	—	658	14,607	15,265	11	15,254	2004	12/23/2014
Monroe, Michigan Industrial Building	7,587	460	10,225	—	460	10,225	10,685	7	10,678	2004	12/23/2014

	$458,592	$88,378	$602,477	$31,710	$88,394	$634,171	$722,565	$92,133	$630,432

(1)	The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land and building improvements.
(2)	Depreciable life of all buildings is 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.
(3)	These properties are in our unencumbered pool of assets on our Line of Credit.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	2014	2013	2012
Balance at beginning of period	$642,353	$533,753	$442,521
Additions:
Acquisitions during period	105,813	103,424	85,462
Improvements	13,889	5,176	5,770
Deductions:
Dispositions during period	(39,490)	—	—

Balance at end of period	$722,565	$642,353	$533,753

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	2014	2013	2012
Balance at beginning of period	$81,241	$65,730	$53,784
Additions during period	18,814	15,511	11,946
Dispositions during period	(7,922)	—	—

Balance at end of period	$92,133	$81,241	$65,730

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2014

(Dollars in Thousands)

Location and Type of Real Estate	Type of Loan	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Lien	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Phoenix, Arizona; Build-to-Suit Healthcare Facility	Second Mortgage	9% Current Interest, 22% internal rate of return on exit	7/31/2016	9.0% interest, paid currently in cash on the loan during construction and through maturity. Exit fee upon maturity of the loan in an amount sufficient to earn a 22% internal rate of return.	—	$5,600	$5,600	$—

						$5,600	$5,600

The following table reconciles the change in the balance of mortgage loans on real estate during the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
Balance at beginning of period	$—	$—	$—
New mortgage loans	5,600	—	—
Collections of principal	—	—	—

Balance at end of period	$5,600	$—	$—

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2014. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Election of Directors to Class of 2018,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and sub-caption “Code of Business Conduct and Ethics.”

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2015 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

Item 15.	Exhibits and Financial Statement Schedules

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

Report of Management on Internal Controls over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-A12B (File No. 001-33097), filed January 31, 2012.

10.1	First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-50363),, filed February 1, 2006.

10.2	Gladstone Commercial Limited Partnership Schedule 4.2(a)(2) to First Amended and Restated Agreement of Limited Partnership Designation of 7.50% Series B Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 25, 2006.

10.3	Amended and Restated Investment Advisory Agreement between the Registrant and Gladstone Management Corporation, dated January 1, 2007, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 3, 2007.

10.4	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated January 1, 2007, incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 3, 2007.

10.5	Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed April 29, 2010.

10.6	Gladstone Commercial Limited Partnership Schedule 4.2(a)(3) to First Amended and Restated Agreement of Limited Partnership Designation of Senior Common Units, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed April 29, 2010.

10.7	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 3, 2012.

10.8	Gladstone Commercial Limited Partnership Schedule 4.2(a)(4) to First Amended and Restated Agreement of Limited Partnership Designation of 7.125% Series C Cumulative Term Preferred Units, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 3, 2012.

10.9	Agreement of Purchase and Sale and Joint Escrow Instructions, by and between Gladstone Commercial Limited Partnership and Karlin Parmer Office, LLC, dated May 20, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 14, 2013.

10.10	Loan Agreement between NH10 CUMMING GA LLC, D08 MARIETTA OH LLC, MPI06 MASON OH LLC, SRFF08 READING PA, L.P., RPT08 PINEVILLE NC, L.P., IPA12 ASHBURN VA SPE LLC, and FTCHI07 GRAND RAPIDS MI LLC and KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.11	Promissory Note in favor of KeyBank National Association, dated as of October 1, 2012 (File No. 001-33097), incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.12	Guaranty Agreement, dated as of October 1, 2012 between the Registrant and KeyBank National Association, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.13	Credit Agreement, dated as of August 7, 2013, by and among Gladstone Commercial Limited Partnership, the Registrant, each of the financial institutions initially a signatory thereto together with their successors and assignees and KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed August 9, 2013.

10.14	Unconditional Guaranty of Payment and Performance, dated as of August 7, 2013, by the Registrant, AL13 Brookwood LLC, CMS06-3 LLC, EI07 Tewksbury MA LLC, NJT06 Sterling Heights MI LLC, RB08 Concord OH LLC, DBPI07 Bolingbrook IL LLC, RCOG07 Georgia LLC, APML07 Hialeah FL LLC for the benefit of KeyBank National Association, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed August 9, 2013.

10.15	First Amendment to Credit Agreement, dated as of March 28, 2014, by and among Gladstone Commercial Limited Partnership, the Registrant and certain of its wholly owned subsidiaries, each of the financial institutions initially a signatory thereto together with their successors and assignees and KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed March 31, 2014.

10.16	Controlled Equity Offering Sales Agreement, dated September 2, 2014, by and among the Registrant, Gladstone Commercial Limited Partnership, and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed September 2, 2014.

10.17

Second Amendment to Credit Agreement and Unconditional Guaranty of Payment and Performance, dated as of November 20, 2014, by and among Gladstone Commercial Limited Partnership, the Registrant and certain of its wholly owned subsidiaries, each of the financial institutions initially a signatory thereto together with their successors and assignees, and KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed November 21, 2014.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

21	List of Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation

Date: February 18, 2015	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer

Date: February 18, 2015	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2015	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 18, 2015	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 18, 2015	By:	/s/ Danielle Jones
Danielle Jones Chief Financial Officer (principal financial and accounting officer)

Date: February 18, 2015	By:	/s/ David A.R. Dullum
David A.R. Dullum Director

Date: February 18, 2015	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date: February 18, 2015	By:	/s/ Michela A. English
Michela A. English Director

Date: February 18, 2015	By:	/s/ Paul Adelgren
Paul Adelgren Director

Date: February 18, 2015	By:	/s/ John Outland
John Outland Director

Date: February 18, 2015	By:	/s/ Walter H. Wilkinson
Walter H. Wilkinson Director

Date: February 18, 2015	By:	/s/ Caren D. Merrick
Caren D. Merrick Director