Form 10-Q
period 2015-03-31
GLADSTONE COMMERCIAL CORP
filed 2015-05-04
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 4, 2015 was 20,731,094.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gladstone Commercial Corporation

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Real estate, at cost	$740,842	$722,565
Less: accumulated depreciation	96,760	92,133

Total real estate, net	644,082	630,432
Lease intangibles, net	102,808	98,814
Real estate and related assets held for sale, net	2,980	—
Mortgage note receivable	5,600	5,600
Cash and cash equivalents	5,760	8,599
Restricted cash	3,860	3,547
Funds held in escrow	11,091	11,096
Deferred rent receivable, net	23,447	21,728
Deferred financing costs, net	5,990	6,213
Other assets	1,664	1,765

TOTAL ASSETS	$807,282	$787,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable	$469,048	$459,299
Borrowings under line of credit	41,300	43,300
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	38,500	38,500
Deferred rent liability, net	8,374	8,594
Asset retirement obligation	3,675	3,616
Accounts payable and accrued expenses	7,362	8,285
Other liabilities related to assets held for sale	2,587	—
Due to Adviser and Administrator (1)	1,721	916
Other liabilities	7,558	7,612

Total Liabilities	$580,125	$570,122

Commitments and contingencies (2)
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 1,001,957 and 809,411 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1	1
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 20,459,687 and 19,589,606 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	20	20
Additional paid in capital	387,392	369,748
Notes receivable - employee	(375)	(375)
Distributions in excess of accumulated earnings	(159,883)	(151,724)

Total Stockholders’ Equity	227,157	217,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$807,282	$787,794

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 9 “Commitments and Contingencies”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	For the three months ended March 31,
	2015	2014
Operating revenues
Rental revenue	$19,288	$16,585
Tenant recovery revenue	324	551
Interest income from mortgage note receivable	268	—

Total operating revenues	19,880	17,136

Operating expenses
Depreciation and amortization	8,207	6,720
Property operating expenses	962	1,330
Acquisition related expenses	196	110
Base management fee (1)	852	625
Incentive fee (1)	1,673	1,240
Administration fee (1)	362	492
General and administrative	690	466
Impairment charge	—	13,958

Total operating expenses before credit to incentive fee	12,942	24,941

Credit to incentive fee (1)	(1,185)	(1,205)

Total operating expenses	11,757	23,736

Other income (expense)
Interest expense	(6,771)	(6,275)
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)
Other income	28	47

Total other expense	(7,429)	(6,914)

Net income (loss)	694	(13,514)

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)
Distributions attributable to senior common stock	(224)	(100)

Net loss attributable to common stockholders	$(553)	$(14,637)

Loss per weighted average share of common stock—basic & diluted
Loss attributable to common shareholders	$(0.03)	$(0.93)

Weighted average shares of common stock outstanding
Basic and Diluted	20,210,975	15,746,714

Earnings per weighted average share of senior common stock	$0.26	$0.26

Weighted average shares of senior common stock outstanding—basic	866,201	385,875

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$694	$(13,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,207	6,720
Impairment charge	—	13,958
Amortization of deferred financing costs	431	386
Amortization of deferred rent asset and liability, net	(141)	(92)
Amortization of discount and premium on assumed debt	(77)	(44)
Asset retirement obligation expense	38	(180)
(Increase) decrease in other assets	(2)	298
Increase in deferred rent receivable	(856)	(906)
Increase (decrease) in accounts payable, accrued expenses, and amount due Adviser and Administrator	1,008	(372)
Decrease in other liabilities	(301)	(41)
Leasing commissions paid	(65)	(54)

Net cash provided by operating activities	8,936	6,159

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(28,348)	(3,718)
Improvements of existing real estate	(1,697)	(1,673)
Receipts from lenders for funds held in escrow	68	496
Payments to lenders for funds held in escrow	(801)	(1,260)
Receipts from tenants for reserves	795	790
Payments to tenants from reserves	(511)	(2,335)
(Increase) decrease in restricted cash	(314)	1,545
Deposits on future acquisitions	(150)	(250)
Deposits applied against real estate investments	250	127

Net cash used in investing activities	(30,708)	(6,278)

Cash flows from financing activities:
Proceeds from issuance of equity	18,135	7,707
Offering costs	(542)	(503)
Borrowings under mortgage notes payable	14,573	—
Payments for deferred financing costs	(216)	(360)
Principal repayments on mortgage notes payable	(2,245)	(2,172)
Borrowings from line of credit	22,000	12,700
Repayments on line of credit	(24,000)	(13,000)
Increase in security deposits	30	—
Distributions paid for common, senior common and preferred stock	(8,802)	(6,986)

Net cash provided by (used in) financing activities	18,933	(2,614)

Net decrease in cash and cash equivalents	(2,839)	(2,733)
Cash and cash equivalents, beginning of period	8,599	8,546

Cash and cash equivalents, end of period	$5,760	$5,813

NON-CASH INVESTING AND FINANCING INFORMATION
Increase in asset retirement obligation	$21	$—

Fixed rate principal debt assumed in connection with acquisition	$—	$6,330

Senior common dividend issued in the dividend reinvestment program	$51	$39

Capital improvements included in accounts payable and accrued expenses	$4,402	$671

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

Subsidiaries

Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership, or the Operating Partnership. As Gladstone Commercial Corporation currently owns all of the general and limited partnership interests of the Operating Partnership through two of its subsidiaries, GCLP Business Trust I and II, the financial position and results of operations of the Operating Partnership are consolidated within Gladstone Commercial Corporation’s financial statements.

GCLP Business Trust I and GCLP Business Trust II, each a subsidiary and business trust of Gladstone Commercial Corporation, were formed under the laws of the Commonwealth of Massachusetts on December 28, 2005. Gladstone Commercial Corporation transferred its 99% limited partnership interest in the Operating Partnership to GCLP Business Trust I in exchange for 100 shares of the trust. Gladstone Commercial Partners, LLC transferred its 1% general partnership interest in the Operating Partnership to GCLP Business Trust II in exchange for 100 trust shares.

Gladstone Commercial Lending, LLC, a Delaware limited liability company, or Gladstone Commercial Lending, a subsidiary of Gladstone Commercial Corporation, was created to conduct all operations related to Gladstone Commercial Corporation’s real estate mortgage loans. As the Operating Partnership currently owns all of the membership interests of Gladstone Commercial Lending, the financial position and results of operations of Gladstone Commercial Lending are consolidated with Gladstone Commercial Corporation.

Gladstone Commercial Advisers, Inc., a Delaware corporation, or Commercial Advisers, and a wholly-owned subsidiary of Gladstone Commercial Corporation, is a taxable REIT subsidiary, or TRS, which was created to collect any non-qualifying income related to our real estate portfolio. There has been no such income earned to date. Since Gladstone Commercial Corporation owns 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated within Gladstone Commercial Corporation’s financial statements.

Interim Financial Information

Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission on February 18, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets on the date of acquisition. Real estate depreciation expense on these tangible assets was $5.2 million and $4.4 million for the three months ended March 31, 2015 and 2014, respectively.

Above-market and below-market in-place lease fair values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.1 million, for both the three months ended March 31, 2015 and 2014, respectively. The capitalized below-market lease values, included in the accompanying condensed consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $0.2 million, for both the three months ended March 31, 2015 and 2014, respectively.

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

The value of in-place leases and lease origination costs are amortized to expense over the remaining term of the respective leases, which generally range from 10 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $3.0 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.

Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values would be charged to rental income and the unamortized portion of in-place lease values, lease origination costs and customer relationship intangibles would be immediately charged to amortization expense.

Real Estate Held for Sale and Discontinued Operations

ASC 360-10, “Property, Plant, and Equipment,” requires that any properties which are held for sale, be presented separately in the condensed consolidated balance sheet. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value, less the cost to sell, and are listed separately on our condensed consolidated balance sheet. Once properties are classified as held for sale, no further depreciation is recorded.

Under Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business, or a major equity method investment, will be presented as discontinued operations. We evaluated our held for sale assets according to this criteria, and determined we were not required to present our assets classified as held for sale during the quarter ended March 31, 2015 as discontinued operations.

Impairment Charges

We account for the impairment of real estate, including intangible assets, in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate whether impairment of the carrying value of the investment exists or that depreciation periods should be modified. If circumstances indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as each tenant’s payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate, whether there are indications that the fair value of the real estate has decreased and our intended holding period of the property. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

We evaluate our entire portfolio of properties each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment. We performed this evaluation and analysis and concluded that none of our properties were impaired as of March 31, 2015; however, we determined that our property located in Dayton, Ohio is at risk to become impaired in the future. The lease with the tenant in this property terminates on June 30, 2015. There is a possibility we may have to impair this property during 2015 if we do not find a replacement tenant.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $0.2 million and $0.4 million for deferred financing costs during the three months ended March 31, 2015 and 2014, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $0.4 million, for both the three months ended March 31, 2015 and 2014, respectively.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying condensed consolidated balance sheet includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market or in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write offs were recorded during the three months ended March 31, 2015, and 2014, respectively.

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

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the estimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We accrued approximately $20,000 in liabilities in connection with acquisitions during the three months ended March 31, 2015. There were no liabilities accrued during the three months ended March 31, 2014. We recorded expense of $0.04 million and $0.03 million during the three months ended March 31, 2015 and 2014 respectively, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.4 million and the discount rates used in the calculations range from 2.5% to 7.6%. We do not expect to make any payments in conjunction with these obligations in each of the next five years.

Comprehensive Income (Loss)

For the three months ended March 31, 2015 and 2014, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying condensed consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU-2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether a) limited partnerships and similar entities should be consolidated, b) fees paid to decision makers or service provides are variable interests in a variable interest entity, or VIE, and c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. We are currently assessing the impact of ASU 2015-02, which is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. We are currently assessing the impact of ASU 2015-03 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The management and administrative services and fees under the Advisory and Administration Agreements are described below. At March 31, 2015 and December 31, 2014, $1.7 million and $0.9 million, respectively, was collectively due to our Adviser and Administrator.

Advisory Agreement

The Advisory Agreement provides for an annual base management fee equal to 2% of our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses or other items that do not affect realized net income (including impairment charges), or common stockholders’ equity, and an incentive fee based on funds from operations, or FFO. For the three months ended March 31, 2015 and 2014, we recorded a base management fee of $0.9 million, and $0.6 million, respectively.

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

For the three months ended March 31, 2015, and 2014, we recorded an incentive fee of $1.7 million, and $1.2 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $1.2 million and $1.2 million, respectively, resulting in a net incentive fee for the three months ended March 31, 2015, and 2014, of $0.5 million, and $40,000, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the three months ended March 31, 2015, and 2014, in order to support the current level of distributions to our stockholders. This waiver may not be recouped by the Adviser in the future.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses in performing services to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Prior to July 1, 2014, our allocable portion was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses is derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the three months ended March 31, 2015, and 2014, we recorded an administration fee of $0.4 million, and $0.5 million, respectively.

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

Dealer Manager Agreement

In connection with the offering of our Senior Common Stock (see Note 10, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities was entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. Gladstone Securities, in its sole and absolute discretion, was permitted to re-allocate all of its selling commissions attributable to a participating broker-dealer and also re-allocate a portion of its dealer manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.3 million, and $40,000 of payments during the three months ended March 31, 2015, and 2014 respectively, to Gladstone Securities pursuant to this agreement, which are reflected as a component of Senior Common Stock costs in the condensed consolidated statement of stockholders’ equity. The Dealer Manager Agreement terminated according to its terms on March 28, 2015, and we wrote-off $0.1 million of deferred offering costs related to the termination of the agreement to general and administrative expense.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $38,000 during the three months ended March 31, 2015, which are reflected as deferred financing costs in the condensed consolidated balance sheets, on total mortgages secured of $14.6 million, or 0.26%. We did not pay any financing fees to Gladstone Securities during the three months ended March 31, 2014. The agreement is scheduled to terminate on August 31, 2015, unless renewed or earlier terminated pursuant to the provisions contained therein.

3. Loss per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for each of the three months ended March 31, 2015 and 2014. We computed basic loss per share for the three months ended March 31, 2015 and 2014 using the weighted average number of shares outstanding during the periods. Diluted loss per share for the three months ended March 31, 2015 and 2014, reflects additional shares of common stock related to our convertible Senior Common Stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended March 31,
	2015	2014
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(553)	$(14,637)
Denominator for basic weighted average shares of common stock	20,210,975	15,746,714

Basic loss per share of common stock	$(0.03)	$(0.93)

Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(553)	$(14,637)
Add: Income impact of assumed conversion of senior common stock (1)	—	—

Net loss attributable to common stockholders plus assumed conversions	$(553)	$(14,637)
Denominator for basic weighted average shares of common stock	20,210,975	15,746,714
Effect of convertible senior common stock (1)	—	—

Denominator for diluted weighted average shares of common stock	20,210,975	15,746,714

Diluted loss per share of common stock	$(0.03)	$(0.93)

(1)	We excluded convertible senior common shares of 723,631 and 316,979, from the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015(1)	December 31, 2014
Real estate:
Land	$91,343	$88,394
Building and improvements	605,375	593,155
Tenant improvements	44,124	41,016
Accumulated depreciation	(96,760)	(92,133)

Real estate, net	$644,082	$630,432

(1)	Does not include real estate held for sale as of March 31, 2015.

2015 Real Estate Activity

During the three months ended March 31, 2015, we acquired two properties, which are summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage (unaudited)	Lease Term	Renewal Options	Total Purchase Price/Expansion Funded	Acquisition Expenses	Annualized Straight Line Rent	Debt Issued
Richardson, TX (1)	3/6/2015	155,984	9.5 Years	2 (5 years each)	$24,700	$103	$2,708	$14,573
Birmingham, AL	3/20/2015	30,850	8.5 Years	1 (5 years)	3,648	66	333	N/A

Total		186,834			$28,348	$169	$3,041	$14,573

(1)	The tenant occupying this property is subject to a gross lease.

In accordance with ASC 805, we determined the fair value of the acquired assets and assumed liabilities related to the two properties acquired during the three months ended March 31, 2015, as follows (dollars in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Total Purchase Price
Richardson, TX	$2,709	$12,503	$2,761	$2,046	$1,791	$1,915	$975	$24,700
Birmingham, AL	650	1,683	351	458	146	360	—	3,648

	$3,359	$14,186	$3,112	$2,504	$1,937	$2,275	$975	$28,348

Below is a summary of the total revenue and earnings recognized on the two properties acquired during the three months ended March 31, 2015 (dollars in thousands):

		For the three months ended March 31,
		2015
Location	Acquisition Date	Rental Revenue	Earnings (1)
Richardson, TX	3/6/2015	$182	$51
Birmingham, AL	3/20/2015	11	4

		$193	$55

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the properties acquired during the three months ended March 31, 2015 and the twelve months ended December 31, 2014, respectively were acquired as of January 1, 2014. The pro-forma earnings for the three months ended March 31, 2015 and 2014 were adjusted to assume that acquisition-related costs were incurred as of the previous period (dollars in thousands, except per share amounts):

	For the three months ended March 31, (unaudited)
	2015	2014
Operating Data:
Total operating revenue	$20,318	$20,789
Total operating expenses	(11,920)	(26,282	) (1)
Other expenses	(7,546)	(7,914)

Net income (loss)	852	(13,407)
Dividends attributable to preferred and senior common stock	(1,247)	(1,123)

Net loss attributable to common stockholders	$(395)	$(14,530)

Share and Per Share Data:
Basic and diluted loss per share of common stock	$(0.02)	$(0.92)
Weighted average shares outstanding-basic and diluted	20,210,975	15,746,714

(1)	$14.0 million relates to the impairment charge recorded in operating expenses during the three months ended March 31, 2014.

Significant Real Estate Activity on Existing Assets

On January 29, 2015, we modified leases with two tenants occupying space in our Indianapolis, Indiana property. One tenant, occupying 3,546 square feet, extended its lease term for an additional seven years, through March 2023. The original lease term would have expired in February 2016. This lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.06 million, unchanged from the previous lease. In connection with the extension of the lease and modification of certain of its terms, we provided $0.06 million in tenant improvements. The other tenant, previously occupying 7,639 square feet, added an additional suite to its lease, increasing its leased square footage to 8,275. The lease expiration date is unchanged at January 2018. The new lease contains prescribed rent escalations over the life of the lease with annualized straight line rents of approximately $0.1 million, a slight increase over the previous lease.

On February 9, 2015, we modified the leases with the tenant occupying two of our properties, both located in Raleigh, North Carolina. The leases covering these properties were extended for an additional five years each, through July 2020. Both leases were originally set to expire in July 2015. The tenant was previously fully occupying both buildings, totaling 174,426 square feet, but had reduced its space requirement in the industrial building by 94,200 square feet. Both leases contain prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.9 million, as compared to annualized straight line rents of $1.3 million under the previous terms of the lease. The tenant has two options to renew both leases for an additional period of five years each. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and paid $0.1 million in tenant improvements.

On February 20, 2015, we entered into a purchase and sale agreement with a third party to acquire our Columbus, Ohio property for $2.8 million, which is greater than the current carrying value of the property of $2.4 million. The lease on this property is scheduled to terminate in October 2015 and the current tenant has notified us of its plan to vacate. We anticipate the sale to be completed in November 2015. We considered this asset to be non-core to our long term strategy, and we will re-deploy the proceeds from this sale into future acquisitions.

On February 27, 2015, we modified the lease with the tenant occupying our property located in San Antonio, Texas. The modification provided the tenant a termination option, which allows the tenant to terminate its lease effective December 31, 2017, upon paying a termination penalty of approximately $1.0 million on or before March 31, 2017. All other terms and conditions of the lease remain in full force and effect.

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

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the remainder of 2015 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Nine Months ending December 31, 2015	$55,082	(1)
2016	72,558
2017	72,269
2018	71,974
2019	72,429
2020	64,164
Thereafter	254,615

(1)	Does not include real estate held for sale as of March 31, 2015.

Intangible Assets

The following table summarizes the carrying value of intangible assets and the accumulated amortization for each intangible asset class as of March 31, 2015 and December 31, 2014 respectively (in thousands):

	March 31, 2015 (1)		December 31, 2014
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$61,622	$(18,583)	$59,233	$(17,379)
Leasing costs	40,361	(12,119)	38,305	(11,411)
Customer relationships	43,518	(11,991)	41,243	(11,177)

	$145,501	$(42,693)	$138,781	$(39,967)

	Deferred Rent Receivable/Liability	Accumulated Amortization	Deferred Rent Receivable/Liability	Accumulated Amortization
Above market leases	$8,894	$(6,096)	$8,314	$(6,384)
Below market leases	15,938	(7,564)	15,939	(7,345)

	$24,832	$(13,660)	$24,253	$(13,729)

Total	$170,333	$(56,353)	$163,034	$(53,696)

(1)	Does not include real estate held for sale as of March 31, 2015.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the three months ended March 31, 2015 and 2014, respectively, were as follows:

Intangible Assets & Liabilities	2015	2014
In-place leases	9.1	11.9
Leasing costs	9.1	11.9
Customer relationships	14.1	16.9
Above market leases	9.7	—
Below market leases	—	11.9

All intangible assets & liabilities	10.5	13.3

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs, customer relationships and amortization of both above and below market leases for the remainder of 2015 and for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Estimated Amortization Expense of In-Place Leases, Leasing Costs and Customer Relationships	Net Increase to Rental Income Related to Above and Below Market Leases
Nine Months Ending December 31, 2015 (1)	$13,962	$228
2016	13,648	307
2017	12,167	429
2018	12,058	429
2019	12,051	429
Thereafter	38,922	3,754

Total	$102,808	$5,576

(1)	Does not include real estate held for sale as of March 31, 2015.

5. Real Estate Held for Sale

Real Estate Held for Sale

As of March 31, 2015, we classified one of our properties located in Columbus, Ohio as held for sale under the provisions of ASC 360-10, which requires that the assets and liabilities of any such properties, be presented separately in our condensed consolidated balance sheet in the current period presented. We executed a purchase and sale agreement with the third party purchaser, and we anticipate the sale to close during November 2015. The agreed upon purchase price, net of expected costs to sell, is in excess of the carrying value of the property as of March 31, 2015, and thus the property was measured at its carrying value in our condensed consolidated balance sheet as of March 31, 2015 in accordance with ASC 360-10.

The table below summarizes the components of income from real estate and related assets held for sale:

	For the three months ended March 31,
	2015	2014
Operating revenue	$83	$77
Operating expense	14	23
Other expense	39	40

Income from real estate and related assets held for sale	$30	$14

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheet:

March 31, 2015
ASSETS HELD FOR SALE
Real estate, at cost	$2,795
Less: accumulated depreciation	(615)

Total real estate held for sale, net	2,180

Lease intangibles, net	17
Funds held in escrow	739
Deferred rent receivable, net	32
Deferred financing costs, net	9
Other assets	3

TOTAL ASSETS HELD FOR SALE	$2,980

LIABILITIES HELD FOR SALE
Mortgage notes payable	2,503
Other liabilities	84

TOTAL LIABILITIES HELD FOR SALE	$2,587

6. Mortgage Note Receivable

On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Construction is scheduled to be completed in September 2015 and we will earn 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we will be granted a right of first offer to purchase the property at fair value. If we do not purchase the property we will receive an exit fee upon maturity of the loan in an amount sufficient for us to earn an internal rate of return of 22% on the second mortgage development loan, inclusive of interest earned. The loan is scheduled to mature in July 2016, but has a one-year extension option. We have recognized approximately $0.3 million in both cash interest income and accrued exit fee revenue during the three months ended March 31, 2015.

7. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit as of March 31, 2015 and December 31, 2014 are summarized below (dollars in thousands):

		Carrying Value at
	Encumbered properties at March 31, 2015	March 31, 2015		December 31, 2014	Stated Interest Rates at March 31, 2015 (4)	Scheduled Maturity Dates at March 31, 2015
Mortgage and Other Secured Loans:
Fixed rate mortgage loans	74	$460,218	(5)	$450,392	(1)	(2)
Variable rate mortgage loans	4	8,200		8,200	LIBOR + 2.15%(3)	12/1/2016
Premiums and discounts (net)	N/A	630		707	N/A	N/A

Total Mortgage Notes Payable	78	$469,048		$459,299

Variable rate Line of Credit	18	41,300		43,300	LIBOR + 2.75%(3)	8/1/2017

Total Mortgage Notes Payable and Line of Credit	96	$510,348		$502,599

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.86% to 6.80%.
(2)	We have 42 mortgage notes payable with maturity dates ranging from 9/1/2015 through 1/6/2039.
(3)	At March 31, 2015, one month LIBOR was approximately 0.18%.
(4)	The weighted average interest rate on all debt outstanding at March 31, 2015, was approximately 5.07%.
(5)	Does not include mortgage notes payable related to assets held for sale of $2.5 million.

N/A—Not Applicable

Mortgage Notes Payable

As of March 31, 2015, we had 42 mortgage notes payable, collateralized by a total of 78 properties and the net book value of these collateralized properties was $669.6 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of March 31, 2015 was 5.26%.

During the three months ended March 31, 2015, we issued one long-term mortgage, collateralized by a single property, which is summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Debt Issued	Interest Rate	Maturity Date
3/6/2015	PNC Bank, NA	$ 14,573	3.86%	4/1/2025

Scheduled principal payments of mortgage notes payable for the remainder of 2015, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Nine Months ending December 31, 2015	$40,343	(1)
2016	96,812	(2)
2017	67,924
2018	20,543
2019	35,235
2020	7,307
Thereafter	200,254

	$468,418	(3)

(1)	We plan to refinance the 3 balloon principal payments that mature in the second half of 2015 with a combination of new mortgage debt and equity.
(2)	Does not include mortgage notes payable related to assets held for sale of $2.5 million.
(3)	This figure is exclusive of premiums of premiums and discounts (net) on assumed debt, which were $630 as of March 31, 2015.

Interest Rate Cap

We have entered into an interest rate cap agreement with Wells Fargo that caps the interest rate on the note payable for our Champaign, Illinois property at a certain interest rate when one-month LIBOR is in excess of 3.0%. The fair value of the interest rate cap agreement is recorded in Other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreement quarterly based on the current market valuations at quarter end as Other income (loss) on our accompanying condensed consolidated statements of operations. Generally, we will estimate the fair value of our interest rate cap using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2015 and December 31, 2014, our interest rate cap agreement was valued using Level 3 inputs. The following table summarizes the key terms of each interest rate cap agreement (dollars in thousands):

				As of March 31, 2015		As of December 31, 2014
	Notional Amount	LIBOR Cap	Maturity Date	Cost	Fair Value	Cost	Fair Value
Interest Rate Cap
November 26, 2013	$8,200	3.00%	Dec-16	$31	$1	$31	$4

Fair Value

The fair value of all mortgage notes payable outstanding as of March 31, 2015, excluding mortgage notes payable on real estate held for sale, was $485.2 million, as compared to the carrying value stated above of $469.0 million. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Line of Credit

In August 2013, we procured a $60.0 million senior unsecured revolving credit facility, or the Line of Credit, which was expanded to $75.0 million in November 2014, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent) and added Citizens Bank of Pennsylvania as an additional lender. Comerica Bank was subsequently added as another lender in

December 2013. In March 2014, we amended our Line of Credit to extend the maturity date by one year to August 2017. We also modified certain terms under the Line of Credit, including the calculation of the total asset value and unencumbered asset value. The applicable LIBOR margins were also reduced 25 basis points at each pricing level. As a result of these modifications, the availability under our Line of Credit increased by $1.3 million.

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

As of March 31, 2015, there was $41.3 million outstanding under our Line of Credit at an interest rate of approximately 2.93% and $4.5 million outstanding under letters of credit at a weighted average interest rate of 2.75%. As of May 4, 2015, the maximum additional amount we could draw was $18.9 million. We were in compliance with all covenants under the Line of Credit as of March 31, 2015.

8. Mandatorily Redeemable Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share, or the Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million and were used to repay a portion of outstanding borrowings under our Line of Credit, for acquisitions of real estate and for working capital. The Term Preferred Stock is traded under the ticker symbol GOODN on the NASDAQ Global Select Market, or the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security of ours. Generally, we may not redeem shares of the Term Preferred Stock prior to January 31, 2016, except in limited circumstances to preserve our status as a REIT. On or after January 31, 2016, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. We incurred $1.8 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on the condensed consolidated balance sheet and will be amortized through interest expense over the redemption period ending January 31, 2017.

The Term Preferred Stock is recorded as liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the condensed consolidated statements of operations.

The fair value of our Term Preferred Stock as of March 31, 2015, was $39.9 million, as compared to the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of March 31, 2015 of $25.92. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

9. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases for the remainder of 2015 and each of the five succeeding years and thereafter, are as follows (dollars in thousands):

		For the year ended December 31,
Location	Lease End Date	2015	2016	2017	2018	2019	2020	Thereafter
Tulsa, OK	Apr-21	$127	$169	$169	$169	$169	$169	$85
Dartmouth, MA	May-36	131	174	174	174	174	174	3,126
Springfield, MA	Feb-30	64	86	89	90	90	90	884

		$322	$429	$432	$433	$433	$433	$4,095

Expenses recorded in connection to rental expense incurred for the properties listed above during both the three months ended March 31, 2015 and 2014 were $0.1 million, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.

10. Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2015 (dollars in thousands):

									Distributions in
	Shares Issued						Additional	Notes	Excess of	Total
	Preferred Stock	Senior Common Stock	Common Stock	Preferred Stock	Senior Common Stock	Common Stock	Paid in Capital	Receivable from Employees	Accumulated Earnings	Stockholders’ Equity
Balance at December 31, 2014	2,150,000	809,411	19,589,606	$2	$1	$20	$369,748	$(375)	$(151,724)	$217,672

Issuance of senior common stock and common stock, net	—	192,546	870,081	—	—	—	17,644	—	—	17,644
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(8,853)	(8,853)
Net income	—	—	—	—	—	—	—	—	694	694

Balance at March 31, 2015	2,150,000	1,001,957	20,459,687	$2	$1	$20	$387,392	$(375)	$(159,883)	$227,157

Distributions

Our Board of Directors declared the following distributions per share for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
Common Stock	$0.375	$0.375
Senior Common Stock	0.2625	0.2625
Series A Preferred Stock	0.4843749	0.4843749
Series B Preferred Stock	0.4688	0.4688
Series C Preferred Stock	0.4453	0.4453

Ongoing Activity

On September 2, 2014 we entered into an open market sale agreement, or the ATM Program, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $100.0 million on the open market through Cantor Fitzgerald, acting as sales agent and/or principal. During the three months ended March 31, 2015, we raised approximately $15.1 million in net proceeds under the ATM Program. As of March 31, 2015, under the existing program, we have sold a total of 2.7 million shares with aggregate gross proceeds of $47.8 million, and have a remaining capacity to sell up to $52.2 million of common stock under the ATM Program with Cantor Fitzgerald.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our Senior Common Stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares were intended to be offered pursuant to the primary offering and 500,000 shares were intended to be offered pursuant to our senior common distribution reinvestment plan, or the DRIP. We elected not to extend this offering, which terminated according to its terms on March 28, 2015. During the three months ended March 31, 2015, we sold 189,052 shares of our Senior Common Stock at $15.00 per share and issued 5,239 shares of our Senior Common Stock under the Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission, were $2.6 million. At the conclusion of the offering on March 28, 2015, we had sold 927,994 shares of Senior Common Stock, for gross proceeds of $13.9 million, and issued an additional 27,861 shares of Senior Common Stock under the DRIP program.

Note to Employee

The following table is a summary of the outstanding note issued to an employee of the Adviser for the exercise of stock options (dollars in thousands):

Date Issued	Outstanding Balance of Employee Loan at March 31, 2015	Outstanding Balance of Employee Loan at December 31, 2014	Maturity Date of Note	Interest Rate on Note
Nov 2006	$375	$375	Nov 2015	8.15%

The employee stock option program terminated in 2006. In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, this note was recorded as a full recourse loan to the employee and is included in the equity section of the accompanying condensed consolidated balance sheets. As of March 31, 2015, this loan maintained its full recourse status.

11. Subsequent Events

On April 14, 2015, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
April 24, 2015	May 5, 2015	$0.125	$0.1614583	$0.15625	$0.1484375
May 19, 2015	May 29, 2015	0.125	0.1614583	0.15625	0.1484375
June 19, 2015	June 30, 2015	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
April	May 7, 2015	$0.0875
May	June 5, 2015	0.0875
June	July 8, 2015	0.0875

Total		$0.2625

Phoenix, Arizona: On April 14, 2015, we closed a $0.3 million interim financing loan for the acquisition of land to be used for redevelopment and expansion of a medical center campus in Phoenix, Arizona. This loan is collateralized by proceeds from the sale of the transitional care facility for which we provided a mortgage development loan on July 25, 2014 (see Note 6). We will earn interest of 22% per annum through the maturity date, with all accrued interest and principal payable upon maturity. This loan matures upon the earlier of April 2016 or the sale of the transitional care facility, which is anticipated to occur in November 2015.

Austin, Texas: On April, 28 2015, we modified the lease with the tenant occupying one of our properties located in Austin, Texas. The modification provided the tenant a termination option, which allows the tenant to terminate its lease effective December 31, 2017, upon paying a termination penalty of approximately $1.1 million on or before March 31, 2017. This modification forfeits the tenant’s right to $0.6 million in tenant improvement allowance, provided in an earlier amendment. All other terms and conditions of the lease remain in full force and effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

All references to “we,” “our,” “us” and the “Company” in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where the context indicates that the term means only Gladstone Commercial Corporation.

General

We are an externally-advised real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 98 properties totaling 10.8 million square feet, which have a total gross and net carrying value, including intangible assets and properties held for sale, of $889.4 million and $749.1 million, respectively. We also currently have one mortgage loan receivable outstanding for $5.6 million.

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain and volatile, and we remain cautious about a long-term economic recovery. Vacancy rates have decreased for both office and industrial properties in most markets as increased user demand with restrained new construction activity has led to improved conditions. In fact, vacancy rates in many markets have been reduced to levels seen at the latest peak before the recession. Construction activity, particularly for industrial properties, is on the rise as a result of increased demand for facilities to satisfy the increased demand in the e-commerce sector. However, vacancy rates in certain secondary markets are still higher than pre-recession levels, as job growth has yet to return to all areas of the country even though the national unemployment rate has dropped over the past 12 months. Interest rates have decreased since the beginning of the year and remain at historic lows. This continued low interest rate environment is leading to increasing competition for new acquisitions. In addition, the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term has increased domestic and global economic instability. These developments and our government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access both the debt and equity markets on favorable terms. In addition, a further decrease to the U.S. credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on one or more of our tenants, or our business, financial condition and results of operations.

We continue to focus on re-leasing vacant space, renewing upcoming lease maturities and acquiring additional properties. Currently, we have two fully vacant buildings located in Baytown, Texas and Newburyport, Massachusetts and one partially vacant building located in Bolingbrook, Illinois. Our Baytown, Texas tenant vacated upon its lease termination in April 2013 and our Newburyport, Massachusetts tenant vacated upon its lease termination in April 2015. Our Bolingbrook, Illinois tenant vacated upon their lease termination in December 2014 and we have a partial space tenant for this property, which took occupancy in December 2014. We originally had 12 leases expiring in 2015, and we have successfully extended the leases for 7 of these tenants, one in negotiation with the current tenant, and one in which we agreed to sell the property to a third party. We have been notified that 3 of the 12 tenants will leave. We are aggressively pursuing new tenants for the 3 properties of which the tenants are vacating. These properties comprise less than 3% of our projected 2015 rental income, and 50% of this income does not terminate until December 2015. While we originally had 12 leases expiring in 2015, we only have 4 leases expiring in 2016, 6 in 2017 and 4 in 2018, which are each less than 2% of annualized rents for each respective year.

Our available vacant space at March 31, 2015 comprises less than 0.5% of our total square footage and the annual carrying costs are approximately $0.2 million. We continue to actively seek new tenants for these properties.

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

In addition to obtaining funds through borrowing, we have been active in the equity markets during 2015. We have issued shares of common stock through our at-the-market program, or ATM Program, pursuant to our open market sale agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, discussed in more detail below. In addition, we have issued shares of our convertible senior common stock, or the Senior Common Stock, also discussed in more detail below.

Recent Developments

2015 Investment Activity

Richardson, Texas: On March 6, 2015, we acquired a 155,984 square foot office building located in Richardson, Texas for $24.7 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $14.6 million of mortgage debt on the property. The tenant has leased the property for 9.5 years and has 2 options to renew the lease for an additional 5 years each. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line gross rents of $2.7 million.

Birmingham, Alabama: On March 20, 2015, we acquired a 30,850 square foot office building located in Birmingham, Alabama for $3.6 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand. The tenant has leased the property for 8.5 years and has 1 option to renew the lease for an additional 5 years. The lease provides for prescribed rent escalations over the life of the lease, with annualized straight line rents of $0.3 million.

Phoenix, Arizona: On April 14, 2015, we closed a $0.3 million interim financing loan for the acquisition of land to be used for redevelopment and expansion of a medical center campus in Phoenix, Arizona. This loan is collateralized by proceeds from the sale of the transitional care facility for which we provided a mortgage development loan on July 25, 2014 (see Note 6 in footnotes to the financial statements). We will earn interest of 22% per annum through the maturity date, with all accrued interest and principal payable upon maturity. This loan matures upon the earlier of April 2016 or the sale of the transitional care facility, which is anticipated to occur in November 2015.

2015 Sale Activity

Columbus, Ohio: On February 20, 2015, we entered into a purchase and sale agreement with a third party to acquire our Columbus, Ohio property for $2.8 million, which is greater than the current carrying value of the property. The lease on this property is scheduled to terminate in October 2015 and the current tenant has notified us of its plan to vacate. We anticipate the sale to be completed in November 2015. We considered this asset to be non-core to our long term strategy, and we will re-deploy the proceeds from this sale into future acquisitions.

2015 Financing Activity

The following is a summary of our recent financings:

PNC Bank: On March 6, 2015, through a wholly-owned subsidiary, we borrowed $14.6 million pursuant to a long-term note payable from PNC Bank National Association, which is collateralized by a security interest in one of our properties. The note accrued interest at a fixed rate of 3.86% per year and has a maturity date of April 1, 2025. We used the proceeds from the note to acquire the property in Richardson, Texas on the same date.

2015 Leasing Activities

Indianapolis, Indiana: On January 29, 2015, we modified leases with two tenants occupying space in our Indianapolis, Indiana property. One tenant, occupying 3,546 square feet, extended its lease term for an additional seven years, through March 2023. The original lease would have expired in February 2016. This lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.06 million, unchanged from the previous lease. In connection with the extension of the lease and modification of certain of its terms, we provided $0.06 million in tenant improvements. The other tenant, previously occupying 7,639 square feet, added an additional suite to its lease, increasing its leased square footage to 8,275. The lease expiration date is unchanged at January 2018. The new lease contains prescribed rent escalations over the life of the lease with annualized straight line rents of approximately $0.1 million, a slight increase over the previous lease.

Raleigh, North Carolina:

Raleigh, North Carolina: On February 9, 2015, we modified the leases with the tenant occupying two of our properties, both located in Raleigh, North Carolina. The leases covering these properties were extended for an additional five years each, through July 2020. Both leases were originally set to expire in July 2015. The tenant was previously fully occupying both buildings, totaling 174,426 square feet, but had reduced its space requirement in the industrial building by 94,200 square feet. Both leases contain prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.9 million, as compared to annualized straight line rents of $1.3 million under the previous terms of the lease. The tenant has two options to renew both leases for an additional period of five years each option. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and paid $0.1 million in tenant improvements.

San Antonio, Texas: On February 27, 2015, we modified the lease with the tenant occupying our property located in San Antonio, Texas. The modification provided the tenant a termination option, which allows the tenant to terminate their lease effective December 31, 2017, upon paying a termination penalty of approximately $1.0 million on or before March 31, 2017. All other terms and conditions of the lease remain in full force and effect.

Austin, Texas: On April, 28 2015, we modified the lease with the tenant occupying one of our properties located in Austin, Texas. The modification provided the tenant a termination option, which allows the tenant to terminate its lease effective December 31, 2017, upon paying a termination penalty of approximately $1.1 million on or before March 31, 2017. This modification forfeits the tenant’s right to $0.6 million in tenant improvement allowance, provided in an earlier amendment. All other terms and conditions of the lease remain in full force and effect.

2015 Equity Activities

The equity issuances summarized below were issued under our universal shelf registration statement (File No. 333-190931) that was effective and on file with the Securities and Exchange Commission at the time of each respective issuance.

ATM Programs: During the three months ended March 31, 2015, we sold 0.9 million shares, raising an aggregate of $15.1 million in net proceeds under our ATM Program with Cantor Fitzgerald. Proceeds from these sales were used to acquire real estate, repay indebtedness and for other general corporate purposes. Under the ATM Program we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $100.0 million on the open market through Cantor Fitzgerald, as agent, or to Cantor Fitzgerald, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We raised $47.1 million in net proceeds under the ATM Program from September 2014 to date. Sales of shares of our common stock through our ATM Program are executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market, or the NASDAQ, or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Cantor Fitzgerald, including a combination of any of these transactions.

Senior Common Equity: During the three months ended March 31, 2015, we sold 189,052 shares of our Senior Common Stock at $15.00 per share and issued 5,239 shares of our Senior Common Stock under the Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission, were $2.6 million. This offering terminated according to its terms on March 28, 2015, and we wrote-off $0.1 million of deferred offering costs related to such termination. Proceeds from this offering were used to acquire real estate and for general corporate purposes.

Diversity of Our Portfolio

Gladstone Management Corporation, or our Adviser, seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. The table below reflects the breakdown of our total rental income by tenant industry classification for the three months ended March 31, 2015 and 2014, respectively (dollars in thousands):

	For the three months ended March 31,
	2015		2014
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$3,128	16.1%	$3,069	18.5%
Healthcare	2,644	13.7	1,875	11.3
Automobile	2,635	13.7	2,296	13.8
Personal, Food & Miscellaneous Services	1,576	8.2	1,332	8.0
Electronics	1,202	6.2	1,378	8.3
Diversified/Conglomerate Services	1,167	6.1	311	1.9
Diversified/Conglomerate Manufacturing	1,042	5.4	916	5.5
Chemicals, Plastics & Rubber	789	4.1	839	5.1
Machinery	772	4.0	583	3.5
Beverage, Food & Tobacco	748	3.9	748	4.5
Personal & Non-Durable Consumer Products	657	3.4	651	3.9
Childcare	556	2.9	160	1.0
Buildings and Real Estate	548	2.8	542	3.3
Containers, Packaging & Glass	521	2.7	521	3.1
Printing & Publishing	391	2.0	460	2.8
Oil & Gas	327	1.7	319	1.9
Banking	289	1.5	289	1.7
Education	164	0.9	164	1.0
Home & Office Furnishings	132	0.7	132	0.8

	$19,288	100.0%	$16,585	100.0%

The table below reflects the breakdown of total rental income by state for the three months ended March 31, 2015 and 2014, respectively (dollars in thousands):

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
State	Rental Revenue	% of Base Rent	Number of Leases	Rental Revenue	% of Base Rent	Number of Leases
Texas	$3,211	16.6%	11	$2,535	15.3%	9
Ohio	2,493	12.9	17	2,319	14.0	14
Pennsylvania	1,655	8.6	6	806	4.9	5
North Carolina	1,340	7.0	7	1,210	7.3	7
South Carolina	1,115	5.8	2	1,115	6.7	2
Michigan	1,074	5.6	4	736	4.4	3
Minnesota	819	4.2	3	1,180	7.1	4
Colorado	813	4.2	3	376	2.3	1
New Jersey	798	4.1	4	792	4.8	4
All Other States	5,970	31.0	36	5,516	33.2	26

Total	$19,288	100.0%	93	$16,585	100.0%	75

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser. Mr. Robert Cutlip, our president, is also an executive managing director of our Adviser. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs. Mr. Gladstone is also the chairman and chief executive officer of our Administrator and Mr. Brubaker is the vice chairman and chief operating officer of our Administrator.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland. With the exception of Ms. Danielle Jones, our chief financial officer, Mr. Jay Beckhorn, our treasurer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of our president and our chief financial officer, all of our executive officers and all of our directors, with the exception of Mr. David Dullum, serve as either directors or executive officers, or both, of Gladstone Land Corporation. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Quarterly Incentive Fee Based on FFO

Pre-incentive fee FFO

(expressed as a percentage of total common stockholders’ equity)

Percentage of pre-incentive fee FFO allocated to the incentive fee

The incentive fee may be reduced because of a covenant which exists in our Line of Credit agreement which limits distributions to our stockholders to 100% of FFO with acquisition-related costs that are required to be expensed under ASC 805, Business Combinations, added back to FFO. In order to comply with this covenant, our Board of Directors accepted our Adviser’s offer to unconditionally, irrevocably and voluntarily waive on a quarterly basis a portion of the incentive fee for the three months ended March 31, 2015, and 2014, which allowed us to maintain the current level of distributions to our stockholders. These waived fees may not be recouped by our Adviser in the future. Our Adviser has indicated that it intends to continue to waive all or a portion of the incentive fee in order to support the current level of distributions to our stockholders; however, our Adviser is not required to issue any such waiver, either in whole or in part.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our condensed consolidated financial statements included elsewhere in this Form 10-Q. Below is a summary of accounting polices involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes to our critical accounting policies during the three months ended March 31, 2015.

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

Using the methodology discussed above, we evaluated our entire portfolio as of March 31, 2015, for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. In our analysis, we have determined that no properties in our portfolio were impaired as of March 31, 2015. During the quarter ended March 31, 2014, we concluded that our Roseville, Minnesota property was impaired. Accordingly, we reduced the carrying value of this property to its estimated fair value, less cost to sell, and we recognized an impairment loss of $14.0 million during the three months ended March 31, 2014. This property was returned to the lender in a deed-in-lieu transaction on November 12, 2014.

Our property located in Dayton, Ohio is at risk to become impaired in the future. The lease with the tenant in this property terminates on June 30, 2015. There is a possibility we may have to impair this property in 2015 if we do not find a replacement tenant.

We will continue to monitor our portfolio for any other indicators of impairment. There have been no other impairments recognized on our real estate assets since inception.

Results of Operations

The weighted-average yield on our total portfolio, which was 8.81% and 9.0% as of March 31, 2015 and March 31, 2014, respectively, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2015 and 2014 is below (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2015	2014	$ Change	% Change
Operating revenues
Rental revenue	$19,288	$16,585	$2,703	16%
Tenant recovery revenue	324	551	(227)	(41)
Interest income from mortgage note receivable	268	—	268	NM

Total operating revenues	19,880	17,136	2,744	16

Operating expenses
Depreciation and amortization	8,207	6,720	1,487	22
Property operating expenses	962	1,330	(368)	(28)
Acquisition related expenses	196	110	86	78
Base management fee	852	625	227	36
Incentive fee	1,673	1,240	433	35
Administration fee	362	492	(130)	(26)
General and administrative	690	466	224	48
Impairment charge	—	13,958	(13,958)	NM

Total operating expenses before credit to incentive fee	12,942	24,941	(11,999)	(48)

Credit to incentive fee	(1,185)	(1,205)	20	(2)

Total operating expenses	11,757	23,736	(11,979)	(50)

Other income (expense)
Interest expense	(6,771)	(6,275)	(496)	8
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	—	—
Other income	28	47	(19)	(40)

Total other expense	(7,429)	(6,914)	(515)	7

Net income (loss)	694	(13,514)	14,208	(105)

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)	—	—
Distributions attributable to senior common stock	(224)	(100)	(124)	124

Net loss attributable to common stockholders	$(553)	$(14,637)	$14,084	(96)

Net loss attributable to common stockholders per weighted average share of common stock—diluted	$(0.03)	$(0.93)	$0.90	(97)

FFO available to common stockholders	$7,654	$6,041	$1,613	27

FFO per weighted average share of common stock—diluted	$0.37	$0.38	$(0.01)	(3)

NM = Not meaningful

Operating Revenues

Rental revenue increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, because we acquired two properties during the three months ended March 31, 2015, combined with a full quarter of revenue for properties acquired during 2014. On a same-property basis, which only includes properties owned for the entirety of both periods presented and excludes properties sold during 2014 or marked as held for sale in 2015, rental revenue decreased by approximately $131,000, or 0.8%, for the three months ended March 31, 2015, due to renewals of existing leases or new leases being put in place at lower rental rates.

Tenant recovery revenue decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This decrease was primarily due to the 2015 period’s lack of operating expense recoveries associated with our Roseville, Minnesota property, which was conveyed to the lender in a deed- in-lieu transaction during 2014. On a same-property basis, which only includes properties owned for the entirety of both periods presented and excludes properties sold during 2014 or marked as held for sale in 2015, tenant recovery revenue increased by $0.2 million or 61% for the three months ended March 31, 2015, due to an increase in properties acquired in the past 12 months that are subject to gross leases.

Interest income from mortgage note receivable increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, because of interest earned on a mortgage development loan issued in July 2014 that was not outstanding during the three months ended March 31, 2014.

Operating Expenses

Depreciation and amortization expenses increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, because of the two properties acquired during 2015 and the inclusion of a full quarter of depreciation recorded in 2015 for 11 properties acquired in 2014. On a same-property basis, depreciation and amortization expense increased by approximately $0.2 million, or 2.8%, for the three months ended March 31, 2015.

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. Property operating expenses decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily because of a decrease in vacancies in our portfolio, coupled with a lack of operating expenses in 2015 associated with our Roseville, Minnesota property, which was conveyed to the lender in a deed-in-lieu transaction during 2014, offset by certain properties acquired during 2014 and 2015 that are subject to a base year or gross lease. On a same-property basis, which only includes properties owned for the entirety of both periods presented and excludes properties sold during 2014 or marked as held for sale in 2015, property operating expenses increased by $0.04 million or 7.1% for the three months ended March 31, 2015, due to an increase in properties acquired in the past 12 months that are subject to gross leases. This increase is offset by an increase in tenant recovery revenues discussed above.

Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, as a result of acquiring properties with greater acquisition prices during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

The base management fee increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due to an increase in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The incentive fee increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was due to an increase in rental revenues from the properties acquired during the three months ended March 31, 2015, in conjunction with a decrease in property operating expenses during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The incentive fee credit decreased slightly for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, because of an increase in total operating revenues from the properties acquired subsequent to March 31, 2015 partially offset by the amount of common distributions paid on the shares issued during the past year coupled with higher expenses at our vacant properties. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The decrease was driven primarily by a decrease in the amount of the fee allocated to us by our Administrator because the allocation of the fee was revised in July 2014 such that the fee is generally now based upon the percentage of time employees of the Administrator spend on our matters in relation to time spent on other companies serviced by our Administrator versus the prior methodology, whereby we were generally allocated the fee based upon our total assets in relation to other funds managed by our Administrator. We anticipate our future administration fees to be lower than in 2014 under the new methodology. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily as a result of an increase in professional fees from the write-off of costs associated with our terminated offering of Senior Common Stock.

We did not recognize an impairment charge during the three months ended March 31, 2015. The impairment charge recognized during the three months ended March 31, 2014 was a result of the impairment of our Roseville, Minnesota property.

Other Income and Expenses

Interest expense increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was primarily a result of interest on the $70.5 million of mortgage debt issued and assumed in the past 12 months, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the past 12 months.

Other income decreased during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, because of a decrease in management fees collected from certain of our tenants.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily because of the impairment charge from the Roseville, Minnesota property in 2014 offset by increased interest expense, depreciation expense, and an increase in rental income from the properties acquired over the past 12 months.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional issuances of equity securities. Our available liquidity at March 31, 2015 was $18.3 million, including $5.8 million in cash and cash equivalents and an available borrowing capacity of $12.5 million under our Line of Credit.

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

Equity Capital

Thus far in 2015, we have raised net proceeds of $20.0 million of common equity under our ATM program with Cantor Fitzgerald at a weighted average share price of $17.82. Furthermore, we raised $2.5 million in net proceeds of senior common equity. We used these proceeds to acquire additional real estate and for general corporate purposes.

As of May 4, 2015, we have the ability to raise up to $176.5 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-190931), or the Universal Shelf, in one or more future public offerings. Of the $176.5 million of available capacity under our Universal Shelf, $47.1 million of common stock is reserved for additional sales under our ATM Program. We believe that our ATM program is a sufficient source of liquidity for 2015.

Debt Capital

As of March 31, 2015, we had mortgage notes payable in the aggregate principal amount of $469.0 million, excluding mortgage notes payable on real estate assets held for sale, collateralized by a total of 78 properties with terms at issuance ranging from 4 years to 25 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2015 was 5.26%.

The CMBS market has recovered from the recent recession; see the discussion in “Business Environment” above. Specifically, we continue to see banks and other non-bank lenders willing to issue 10-year mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $40.4 million payable during the remainder of 2015 and $96.8 million payable during 2016, excluding balloon payments on real estate assets held for sale. The 2015 principal amounts payable include both amortizing principal payments and 3 balloon principal payments due in the second half of the year. We anticipate being able to refinance the mortgages that come due during 2015 and 2016 with a combination of new mortgage debt and the issuance of additional equity securities.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2015, was $8.9 million, as compared to net cash provided by operating activities of $6.2 million for the three months ended March 31, 2014. This increase was primarily a result of an increase in rental income received from the properties acquired in the past 12 months, partially offset by the increase in general and administrative expenses as a result of increased activity in our portfolio. The majority of cash from operating activities is generated from the rental payments that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2015, was $30.7 million, which primarily consisted of the acquisition of two properties and tenant improvements performed at certain of our properties, as compared to net cash used in investing activities during the three months ended March 31, 2014, of $6.3 million, which primarily consisted of the acquisition of two properties, coupled with tenant improvements performed at certain of our properties.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2015, was $18.9 million, which primarily consisted of proceeds from the sale of common stock and proceeds from the issuance of mortgage notes payable, partially offset by the increase in distributions paid to our stockholders, net repayments under our line of credit and principal repayments on mortgage notes payable. Net cash used in financing activities for the three months ended March 31, 2014, was $2.6 million, which primarily consisted of distributions paid to our stockholders and principal repayments on mortgage notes payable, partially offset by proceeds from the sale of common stock.

Line of Credit

In August 2013, we procured our $60.0 million Line of Credit, which was expanded to $75.0 million in November 2014, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent) and added Citizens Bank of Pennsylvania as an additional lender. Comerica Bank was subsequently added as another lender in December 2013. In March 2014, we amended our Line of Credit to extend the maturity date by one year to August 2017. We also modified certain terms under the Line of Credit, including the calculation of the total asset value and unencumbered asset value. The applicable LIBOR margins were also reduced 25 basis points at each pricing level. As a result of these modifications, the availability under our Line of Credit increased by $1.3 million.

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

If and when long-term mortgages are arranged for properties in the unencumbered pool, the banks will reduce the availability under the Line of Credit by the amount advanced against that property’s value. Conversely, as we purchase new properties meeting the eligibility standards, we may add these new properties to the unencumbered pool to obtain additional availability under the Line of Credit. The availability under the Line of Credit is also reduced by letters of credit used in the ordinary course of business. We may use the advances under the Line of Credit for both general corporate purposes and the acquisition of new properties.

As of March 31, 2015, there was $41.3 million outstanding under our Line of Credit at an interest rate of approximately 2.93% and $4.5 million outstanding under letters of credit at a weighted average interest rate of 2.75%. As of May 4, 2015, the maximum additional amount we could draw was $18.9 million. We were in compliance with all covenants under the Line of Credit as of March 31, 2015.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$548,218	$63,202	(5)	$223,611	$55,648	$205,757
Interest on Debt Obligations (2)	118,011	26,350		36,135	23,381	32,145
Operating Lease Obligations (3)	6,577	429		862	867	4,419
Purchase Obligations (4)	4,009	3,889		120	—	—

Total	$676,815	$93,870		$260,728	$79,896	$242,321

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $41.3 million of the debt obligation due in 2017, mortgage notes payable that were outstanding as of March 31, 2015, and amounts due to the holders of our Term Preferred Stock.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of March 31, 2015.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, and Springfield, Missouri properties.
(4)	Purchase obligations consist of $1.2 million to fund tenant improvements at two of our Ohio properties, $1.3 million in tenant improvements at our Burnsville, MN property, $0.8 million of tenant improvements at our Austin, TX property, $0.5 million of tenant improvements at our Bolingbrook, IL property, $0.1 million of tenant improvements at our Raleigh, NC property, and $0.1 million of tenant improvements at our Indianapolis, IN property. These items were recognized on our balance sheet for the three months ended March 31, 2015.
(5)	Does not include mortgage notes payable related to assets held for sale of $2.5 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2015 and 2014, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2015	2014
Net income (loss)	$694	$(13,514)
Less: Distributions attributable to preferred and senior common stock	(1,247)	(1,123)

Net loss attributable to common stockholders	$(553)	$(14,637)
Adjustments:
Add: Real estate depreciation and amortization	8,207	6,720
Add: Impairment charge	—	13,958

FFO available to common stockholders	$7,654	$6,041
Weighted average common shares outstanding—basic	20,210,975	15,746,714
Weighted average common shares outstanding—diluted	20,934,606	16,063,693
Basic FFO per weighted average share of common stock	$0.38	$0.38

Diluted FFO per weighted average share of common stock	$0.37	$0.38

Distributions declared per share of common stock	$0.375	$0.375

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

To illustrate the potential impact of changes in interest rates on our net income for the year ended March 31, 2015, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of December 31, 2014. As of March 31, 2015, our effective average LIBOR was 0.18%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$502	$(502)
2% Increase to LIBOR	1,004	(1,004)
3% Increase to LIBOR	1,464	(1,464)

As of March 31, 2015, the fair value of our mortgage debt outstanding, excluding real estate held for sale, was $485.2 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at March 31, 2015, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $26.3 million and $11.3 million, respectively.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed by us with the Securities and Exchange Commission on February 18, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-A12B (File No. 001-33097), filed January 31, 2012.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date: May 4, 2015	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer

Date: May 4, 2015	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors