Form 10-Q
period 2015-06-30
GLADSTONE COMMERCIAL CORP
filed 2015-08-03
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-33097

GLADSTONE COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100 MCLEAN, VIRGINIA	22102
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 3, 2015 was 21,358,465.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gladstone Commercial Corporation

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Real estate, at cost	$763,831	$722,565
Less: accumulated depreciation	102,243	92,133

Total real estate, net	661,588	630,432
Lease intangibles, net	106,893	98,814
Real estate and related assets held for sale, net	2,235	—
Mortgage note receivable	5,900	5,600
Cash and cash equivalents	3,297	8,599
Restricted cash	4,347	3,547
Funds held in escrow	12,377	11,096
Deferred rent receivable, net	24,992	21,728
Deferred financing costs, net	6,212	6,213
Other assets	2,499	1,765

TOTAL ASSETS	$830,340	$787,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable	$487,339	$459,299
Borrowings under line of credit	45,200	43,300
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	38,500	38,500
Deferred rent liability, net	9,278	8,594
Asset retirement obligation	3,749	3,616
Accounts payable and accrued expenses	5,925	8,285
Liabilities related to assets held for sale	93	—
Due to Adviser and Administrator (1)	1,683	916
Other liabilities	7,699	7,612

Total Liabilities	$599,466	$570,122

Commitments and contingencies (2)
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 995,852 and 809,411 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 21,143,986 and 19,589,606 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	21	20
Additional paid in capital	399,420	369,748
Notes receivable - employee	—	(375)
Distributions in excess of accumulated earnings	(168,570)	(151,724)

Total Stockholders’ Equity	230,874	217,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$830,340	$787,794

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 9 “Commitments and Contingencies”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Operating revenues
Rental revenue	$20,012	$17,620	$39,300	$34,205
Tenant recovery revenue	394	770	718	1,321
Interest income from mortgage note receivable	282	—	549	—

Total operating revenues	20,688	18,390	40,567	35,526

Operating expenses
Depreciation and amortization	8,947	6,871	17,154	13,591
Property operating expenses	1,178	1,302	2,139	2,632
Acquisition related expenses	255	859	451	970
Base management fee (1)	866	666	1,717	1,291
Incentive fee (1)	1,760	1,527	3,433	2,767
Administration fee (1)	366	485	728	977
General and administrative	539	490	1,229	957
Impairment charge	—	—	—	13,958

Total operating expenses before credit to incentive fee	13,911	12,200	26,851	37,143

Credit to incentive fee (1)	(1,316)	(957)	(2,500)	(2,162)

Total operating expenses	12,595	11,243	24,351	34,981

Other income (expense)
Interest expense	(6,999)	(6,509)	(13,770)	(12,784)
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	(1,372)	(1,372)
Gain on sale of real estate	—	1,240	—	1,240
Other income	23	27	51	74

Total other expense	(7,662)	(5,928)	(15,091)	(12,842)

Net income (loss)	431	1,219	1,125	(12,297)

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)	(2,047)	(2,047)
Distributions attributable to senior common stock	(261)	(110)	(485)	(210)

Net (loss) income (attributable) available to common stockholders	$(853)	$86	$(1,407)	$(14,554)

(Loss) income per weighted average share of common stock - basic & diluted
(Loss) income (attributable) available to common shareholders	$(0.04)	$0.01	$(0.07)	$(0.90)

Weighted average shares of common stock outstanding
Basic	20,833,787	16,547,793	20,524,101	16,149,467

Diluted	20,833,787	16,894,973	20,524,101	16,149,467

Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52

Weighted average shares of senior common stock outstanding - basic	995,852	421,312	928,323	404,243

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,125	$(12,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,154	13,591
Impairment charge	—	13,958
Gain on sale of real estate	—	(1,240)
Amortization of deferred financing costs	878	795
Amortization of deferred rent asset and liability, net	(270)	(178)
Amortization of discount and premium on assumed debt	(154)	(114)
Asset retirement obligation expense	76	(137)
Increase in other assets	(538)	(372)
Increase in deferred rent receivable	(1,843)	(1,778)
Increase (decrease) in accounts payable, accrued expenses, and amount due Adviser and Administrator	1,021	(1,004)
(Decrease) increase in other liabilities	(683)	585
Leasing commissions paid	(291)	(765)

Net cash provided by operating activities	16,475	11,044

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(58,248)	(64,764)
Improvements of existing real estate	(3,072)	(2,934)
Proceeds from sale of real estate	—	11,162
Issuance of mortgage note receivable	(300)	—
Receipts from lenders for funds held in escrow	642	1,287
Payments to lenders for funds held in escrow	(1,924)	(5,445)
Receipts from tenants for reserves	2,037	1,519
Payments to tenants from reserves	(1,308)	(3,423)
(Increase) decrease in restricted cash	(800)	1,935
Deposits on future acquisitions	(1,600)	(1,500)
Deposits applied against acquisition of real estate investments	1,400	1,300

Net cash used in investing activities	(63,173)	(60,863)

Cash flows from financing activities:
Proceeds from issuance of equity	30,363	36,042
Offering costs paid	(742)	(2,028)
Borrowings under mortgage notes payable	51,819	27,535
Payments for deferred financing costs	(883)	(633)
Principal repayments on mortgage notes payable	(23,625)	(4,182)
Principal repayments on employee notes receivable	375	—
Borrowings from line of credit	56,400	44,250
Repayments on line of credit	(54,500)	(43,000)
Increase (decrease) in security deposits	108	(31)
Distributions paid for common, senior common and preferred stock	(17,919)	(14,313)

Net cash provided by financing activities	41,396	43,640

Net decrease in cash and cash equivalents	(5,302)	(6,179)
Cash and cash equivalents, beginning of period	8,599	8,546

Cash and cash equivalents, end of period	$3,297	$2,367

NON-CASH INVESTING AND FINANCING INFORMATION
Increase in asset retirement obligation	$56	$—

Fixed rate principal debt assumed in connection with acquisition	$—	$10,147

Senior common dividend issued in the dividend reinvestment program	$52	$87

Capital improvements included in accounts payable and accrued expenses	$2,922	$5,521

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

Interim Financial Information

Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission on February 18, 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our condensed consolidated financial statements included in our 2014 Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2015.

Recently Issued Accounting Pronouncements

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

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer. We have an advisory agreement with our Adviser, and an administration agreement with our Administrator, or the Administration Agreement. The management and administrative services and fees under the advisory agreement and Administration Agreement are described below. At June 30, 2015 and December 31, 2014, $1.7 million and $0.9 million, respectively, was collectively due to our Adviser and Administrator.

Base Management Fee

On July 24, 2015, we entered into an amended and restated advisory agreement, or the Amended Advisory Agreement, with the Adviser. Our entrance into the agreement was approved unanimously by our Board, including separate and unanimous approval by the independent directors on our Board.

Prior to its amendment and restatement on July 24, 2015, our then-existing advisory agreement with the Adviser, or the Former Advisory Agreement, provided for an annual base management fee equal to 2.0% of our common stockholders’ equity, which is our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses, or other items that do not affect realized net income (including impairment charges). Under the Former Advisory Agreement, for the three and six months ended June 30, 2015, we recorded a base management fee of $0.9 million and $1.7 million, respectively, and for the three and six months ended June 30, 2014, we recorded a base management fee of $0.7 million and $1.3 million, respectively.

Pursuant to the terms of the Amended Advisory Agreement, effective July 1, 2015, the calculation of the annual base management fee shall equal 1.5% of our adjusted total stockholders’ equity, which is our total stockholders’ equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee). The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure.

Incentive Fee

The incentive fee under the Former Advisory Agreement rewarded the Adviser in circumstances where our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeded 1.75%, or

7.0% annualized, or the hurdle rate, of common stockholders’ equity. Funds from operations, or FFO, included any realized capital gains and capital losses, less any distributions paid on preferred stock and Senior Common Stock, but FFO did not include any unrealized capital gains or losses (including impairment charges). The Adviser received 100.0% of the amount of the pre-incentive fee FFO that exceeded the hurdle rate, but was less than 2.1875% of our common stockholders’ equity. The Adviser also received an incentive fee of 20.0% of the amount of our pre-incentive fee FFO that exceeded 2.1875% of common stockholders’ equity.

For the three and six months ended June 30, 2015, pursuant to the terms of the Former Advisory Agreement we recorded an incentive fee of $1.8 million and $3.4 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $1.3 million and $2.5 million, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2015, of $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2014, we recorded an incentive fee of $1.5 million and $2.8 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $1.0 million and $2.2 million, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2014, of $0.5 million and $0.6 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the three and six months ended June 30, 2015, and 2014, in order to support the current level of distributions to our stockholders. This waiver cannot be recouped by the Adviser in the future.

Under the Amended Advisory Agreement, effective July 1, 2015, the calculation of the incentive fee was revised to reward the Adviser in circumstances where our quarterly Core FFO (defined below), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0%, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee), or the new hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO is defined as GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

Capital Gain Fee

Under the Amended Advisory Agreement, effective July 1, 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount.

Termination Fee

The Amended Advisory Agreement includes a termination fee where, in the event of our termination of the agreement without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the agreement after the Company has defaulted and applicable cure periods have expired. The agreement may also be terminated for cause by us (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions of the agreement, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses in performing services to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Prior to July 1, 2014, our allocable portion was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses is derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the three and six months ended June 30, 2015, we recorded an administration fee of $0.4 million and $0.7 million, respectively, and for the three and six months ended June 30, 2014, we recorded an administration fee of $0.5 million and $1.0 million, respectively.

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

Dealer Manager Agreement

In connection with the offering of our Senior Common Stock (see Note 10, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager Agreement terminated according to its terms on March 28, 2015, requiring us to write-off $0.1 million of deferred offering costs to general and administrative expense. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities was entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. Gladstone Securities, in its sole and absolute discretion, was permitted to re-allocate all of its selling commissions attributable to a participating broker-dealer and also re-allocate a portion of its dealer manager fee earned in respect of the proceeds generated by the participating broker-dealer to any participating broker-dealer as a non-accountable marketing allowance. In addition, we agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.3 million of payments during the three months ended March 31, 2015 and we made approximately $0.1 million of payments during both the three and six months ended June 30, 2014, respectively, to Gladstone Securities pursuant to this agreement. All such payments are reflected as a component of Senior Common Stock costs as reflected in footnote 10.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million and $0.2 million during the three and six months ended June 30, 2015, which are reflected as deferred financing costs in the condensed consolidated balance sheets, on total mortgages secured of $40.5 million and $55.1 million, or 0.3%. We paid financing fees of $0.1 million during the three and six months ended June 30, 2014, on total mortgages secured of $27.5 million, or 0.3%. The agreement is scheduled to terminate on August 31, 2016, unless renewed or earlier terminated pursuant to the provisions contained therein.

3. (Loss) Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted (loss) earnings per share of common stock for each of the three and six months ended June 30, 2015 and 2014, respectively. We computed basic (loss) earnings per share for the three and six months ended June 30, 2015 and 2014, respectively, using the weighted average number of shares outstanding during the periods. Diluted (loss) earnings per share for the three and six months ended June 30, 2015 and 2014, reflects additional shares of common stock related to our convertible Senior Common Stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Calculation of basic (loss) earnings per share of common stock:
Net (loss) earnings (attributable) available to common stockholders	$(853)	$86	$(1,407)	$(14,554)
Denominator for basic weighted average shares of common stock	20,833,787	16,547,793	20,524,101	16,149,467

Basic (loss) earnings per share of common stock	$(0.04)	$0.01	$(0.07)	$(0.90)

Calculation of diluted (loss) earnings per share of common stock:
Net (loss) earnings (attributable) available to common stockholders	$(853)	$86	$(1,407)	$(14,554)
Add: Income impact of assumed conversion of senior common stock (1)	—	110	—	—

Net (loss) earnings (attributable) available to common stockholders plus assumed conversions	$(853)	$196	$(1,407)	$(14,554)
Denominator for basic weighted average shares of common stock	20,833,787	16,547,793	20,524,101	16,149,467
Effect of convertible senior common stock (1)	—	347,180	—	—

Denominator for diluted weighted average shares of common stock	20,833,787	16,894,973	20,524,101	16,149,467

Diluted (loss) earnings per share of common stock	$(0.04)	$0.01	$(0.07)	$(0.90)

(1)	We excluded convertible senior common shares of 830,600 and 775,002 from the calculation of diluted earnings per share for the three and six months ended June 30, 2015, respectively, because it was anti-dilutive. We also excluded 332,608 convertible senior common shares from the calculation of diluted earnings per share for the six months ended June 30, 2014, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015 (1)	December 31, 2014
Real estate:
Land	$95,948	$88,394
Building and improvements	620,924	593,155
Tenant improvements	46,959	41,016
Accumulated depreciation	(102,243)	(92,133)

Real estate, net	$661,588	$630,432

(1)	Does not include real estate held for sale as of June 30, 2015.

Real estate depreciation expense on the building and tenant improvement assets was $5.5 million and $10.7 million for the three and six months ended June 30, 2015, respectively, and $4.6 million and $9.0 million for the three and six months ended June 30, 2014, respectively.

2015 Real Estate Activity

During the six months ended June 30, 2015, we acquired four properties, which are summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage (unaudited)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized GAAP Rent	Debt Issued
Richardson, TX (1)	3/6/2015	155,984	9.5 Years	2 (5 years each)	$24,700	$104	$2,708	$14,573
Birmingham, AL	3/20/2015	30,850	8.5 Years	1 (5 years)	3,648	71	333	N/A
Columbus, OH	5/28/2015	78,033	15.0 Years	2 (5 years each)	7,700	72	637	4,466
Salt Lake City, UT (1)	5/29/2015	86,409	6.5 Years	1 (5 years)	22,200	144	2,411	13,000

Total		351,276			$58,248	$391	$6,089	$32,039

(1)	The tenant occupying this property is subject to a gross lease.

In accordance with Accounting Standards Codification, or ASC, 805, “Business Combinations,” we determined the fair value of the acquired assets related to the four properties acquired during the six months ended June 30, 2015, as follows (dollars in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Total Purchase Price
Richardson, TX	$2,709	$12,503	$2,761	$2,046	$1,791	$1,915	$975	$—	$24,700
Birmingham, AL	650	1,683	351	458	146	360	—	—	3,648
Columbus, OH	1,338	3,511	1,547	1,144	672	567	—	(1,079)	7,700
Salt Lake City, UT	3,248	11,861	1,268	2,396	981	1,678	821	(53)	22,200

	$7,945	$29,558	$5,927	$6,044	$3,590	$4,520	$1,796	$(1,132)	$58,248

Below is a summary of the total revenue and earnings recognized on the four properties acquired during the six months ended June 30, 2015 (dollars in thousands):

		For the three months ended June 30,		For the six months ended June 30,
		2015		2015
Location	Acquisition Date	Rental Revenue	Earnings (1)	Rental Revenue	Earnings (1)
Richardson, TX	3/6/2015	$657	$90	$839	$328
Birmingham, AL	3/20/2015	83	(22)	94	106
Columbus, OH	5/28/2015	67	149	67	149
Salt Lake City, UT	5/29/2015	207	278	207	278

		$1,014	$495	$1,207	$861

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the properties acquired during the three and six months ended June 30, 2015 and the twelve months ended December 31, 2014, respectively were acquired as of January 1, 2014. The pro-forma earnings for the three and six months ended June 30, 2015 and 2014 were adjusted to assume that acquisition-related costs were incurred as of the previous period (dollars in thousands, except per share amounts):

	For the three months ended June 30, (unaudited)		For the six months ended June 30, (unaudited)
	2015	2014	2015	2014
Operating Data:
Total operating revenue	$21,122	$21,938	$42,114	$43,395
Total operating expenses	(12,697)	(13,033)	(25,113)	(25,851)
Other expenses	(7,775)	(6,860)	(15,495)	(28,907	) (1)

Net income (loss)	650	2,045	1,506	(11,363)
Dividends attributable to preferred and senior common stock	(1,284)	(1,133)	(2,532)	(2,257)

Net loss attributable to common stockholders	$(634)	$912	$(1,026)	$(13,620)

Share and Per Share Data:
Basic (loss) earnings per share of common stock - pro forma	$(0.03)	$0.06	$(0.05)	$(0.84)
Diluted (loss) earnings per share of common stock - pro forma	$(0.03)	$0.05	$(0.05)	$(0.84)
Basic (loss) earnings per share of common stock - actual	$(0.04)	$0.01	$(0.07)	$(0.90)
Diluted (loss) earnings per share of common stock - actual	$(0.04)	$0.01	$(0.07)	$(0.90)
Weighted average shares outstanding-basic	20,833,787	16,547,793	20,524,101	16,149,467
Weighted average shares outstanding-diluted	20,833,787	16,894,973	20,524,101	16,149,467

(1)	$14.0 million of other expenses relates to the impairment charge recorded in operating expenses during the six months ended June 30, 2014.

Significant Real Estate Activity on Existing Assets

On April 28, 2015, we modified the lease with the tenant occupying one of our properties located in Austin, Texas. The modification provided the tenant a termination option, which allows the tenant to terminate its lease effective December 31, 2017, upon paying a termination penalty of approximately $1.1 million on or before March 31, 2017. The lease is scheduled to otherwise terminate in June 2022. As a result of the modification, the tenant forfeited its right to $0.5 million in tenant improvement allowance, provided in an earlier amendment. All other terms and conditions of the lease remain in full force and effect.

On April 29, 2015, we modified the lease with the anchor tenant occupying one of our properties located in Columbus, Ohio. The anchor tenant is currently occupying 92.0% of the property and the modification allows the anchor tenant to expand into the remaining space, currently occupied by another tenant through November 30, 2016. The lease term for the expansion space is coterminous with their current lease, and both leases expire on December 2023. In connection with the expansion of the lease and modification of certain terms of the lease, we provided approximately $0.1 million in tenant improvements.

2014 Real Estate Activity

During the six months ended June 30, 2014, we acquired six properties, which are summarized in the table below (dollars in thousands):

Location	Acquisition Date	Square Footage	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized GAAP Rent	Debt Issued & Assumed
Allen, TX	3/27/2014	21,154	12 Years	4 (5 years each)	$5,525	$29	$570	$3,481
Colleyville, TX	3/27/2014	20,355	12 Years	4 (5 years each)	4,523	29	467	2,849
Rancho Cordova, CA	4/22/2014	61,358	10 Years	1 (5 year)	8,225	65	902	4,935
Coppell, TX	5/8/2014	21,171	12 Years	4 (5 years each)	5,838	22	601	3,816
Columbus, OH	5/13/2014	114,786	9.5 Years	N/A	11,800	65	1,278	N/A
Taylor, PA	6/9/2014	955,935	10 Years	4 (5 years each)	39,000	714	3,400	22,600

Total		1,194,759			$74,911	$924	$7,218	$37,681

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

Below is a summary of the total revenue and earnings recognized on the six properties acquired during the three and six months ended June 30, 2014 (dollars in thousands):

		For the three months ended June 30,		For the six months ended June 30,
	Acquisition Date	2014		2014
Location		Rental Revenue	Earnings (1)	Rental Revenue	Earnings (1)
Allen, TX	3/27/2014	$142	$81	$150	$86
Colleyville, TX	3/27/2014	117	67	123	71
Rancho Cordova, CA	4/22/2014	173	65	173	65
Coppell, TX	5/8/2014	89	52	89	52
Columbus, OH	5/13/2014	167	68	167	68
Taylor, PA	6/9/2014	208	98	208	98

		$896	$431	$910	$440

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of June 30, 2015 and December 31, 2014 respectively (in thousands):

	June 30, 2015 (1)		December 31, 2014
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$65,177	$(19,997)	$59,233	$(17,379)
Leasing costs	42,083	(13,038)	38,305	(11,411)
Customer relationships	45,777	(13,109)	41,243	(11,177)

	$153,037	$(46,144)	$138,781	$(39,967)

	Deferred Rent Receivable/(Liability)	Accumulated Amortization	Deferred Rent Receivable/(Liability)	Accumulated Amortization
Above market leases	$9,548	$(6,194)	$8,314	$(6,384)
Below market leases	17,071	(7,793)	15,939	(7,345)

	$26,619	$(13,987)	$24,253	$(13,729)

Total	$179,656	$(60,131)	$163,034	$(53,696)

(1)	Does not include real estate held for sale as of June 30, 2015.

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.4 million and $6.4 million for the three and six months ended June 30, 2015, respectively, and $2.3 million and $4.7 million for the three and six months ended June 30, 2014, respectively, and is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Total amortization related to above-market lease values was $0.1 million and $0.2 million, for the three and six months ended June 30, 2015, respectively, and $0.1 million, for both the three and six months ended June 30, 2014. Total amortization related to below-market lease values was $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2015 and 2014, respectively, were as follows:

Intangible Assets & Liabilities	2015	2014
In-place leases	10.9	10.7
Leasing costs	10.9	10.7
Customer relationships	15.6	15.6
Above market leases	18.9	8.2
Below market leases	12.4	11.9

All intangible assets & liabilities	12.5	12.2

5. Real Estate Held for Sale

Real Estate Held for Sale

As of June 30, 2015, we classified one of our properties located in Columbus, Ohio as held for sale under the provisions of ASC 360-10, “Property, Plant, and Equipment,” which requires that the assets and liabilities of any such properties, be presented separately in our condensed consolidated balance sheet in the current period presented. We executed a purchase and sale agreement with the third party purchaser, and we anticipate the sale to close during the fourth quarter of 2015. The agreed upon purchase price, net of expected costs to sell, is in excess of the carrying value of the property as of June 30, 2015, and thus the property was measured at its carrying value in our condensed consolidated balance sheet as of June 30, 2015 in accordance with ASC 360-10.

The table below summarizes the components of income from real estate and related assets held for sale (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Operating revenue	$86	$77	$169	$154
Operating expense	9	20	23	43
Other expense	39	40	79	80

Income from real estate and related assets held for sale	$38	$17	$67	$31

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheet (dollars in thousands):

June 30, 2015
ASSETS HELD FOR SALE
Real estate, at cost	$2,795
Less: accumulated depreciation	(615)

Total real estate held for sale, net	2,180

Lease intangibles, net	17
Deferred rent receivable, net	30
Deferred financing costs, net	5
Other assets	3

TOTAL ASSETS HELD FOR SALE	$2,235

LIABILITIES HELD FOR SALE
Other liabilities	93

TOTAL LIABILITIES HELD FOR SALE	$93

6. Mortgage Note Receivable

On April 14, 2015, we closed a $0.3 million interim financing loan for the acquisition of land to be used for continuing development of a medical center campus in Phoenix, Arizona. This loan is collateralized by proceeds from the future sale of the transitional care facility for which we provided a mortgage development loan on July 25, 2014. We will earn interest of 22.0% per annum through the maturity date, with all accrued interest and principal payable upon maturity. This loan matures upon the earlier of April 2016 or the sale of the transitional care facility, which is anticipated to occur in October 2015. We have recognized approximately $0.01 million in interest revenue during the three months ended June 30, 2015.

7. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit as of June 30, 2015 and December 31, 2014 are summarized below (dollars in thousands):

		Carrying Value at
	Encumbered properties at June 30, 2015	June 30, 2015	December 31, 2014	Stated Interest Rates at June 30, 2015 (4)		Scheduled Maturity Dates at June 30, 2015
Mortgage and Other Secured Loans:
Fixed rate mortgage loans	73	$458,806	$450,392	(1)		(2)
Variable rate mortgage loans	7	27,980	8,200	(3)		(2)
Premiums and discounts (net)	N/A	553	707	N/A		N/A

Total Mortgage Notes Payable	80	$487,339	$459,299

Variable rate Line of Credit	19	45,200	43,300	LIBOR + 2.75	% (3)	8/1/2017

Total Mortgage Notes Payable and Line of Credit	99	$532,539	$502,599

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.75% to 6.80%.
(2)	We have 44 mortgage notes payable with maturity dates ranging from 9/1/2015 through 1/6/2039.
(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.15% to one month LIBOR + 2.25%. At June 30, 2015, one month LIBOR was approximately 0.19%.
(4)	The weighted average interest rate on all debt outstanding at June 30, 2015, was approximately 4.93%.

N/A - Not Applicable

Mortgage Notes Payable

As of June 30, 2015, we had 44 mortgage notes payable, collateralized by a total of 80 properties with a net book value of $692.0 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of June 30, 2015 was 5.11%.

During the six months ended June 30, 2015, we issued four long-term mortgages, collateralized by five properties, which are summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Debt Issued	Interest Rate	Maturity Date		Amortization Period (months)
3/6/2015	PNC Bank, NA	$14,573	3.86%	4/1/2025		300
5/28/2015	FC Bank	4,466	3.75%	6/1/2022		85
6/16/2015	Guggenheim Partners	13,000	3.99%	7/1/2045
6/29/2015	Synovus Bank	19,780	LIBOR + 2.25%	7/1/2018	(1)

		$51,819

(1)	We refinanced maturing debt on our Duncan, South Carolina and Charlotte, North Carolina properties which had aggregate balloon principal payments of $19.1 million. We completed this refinance on June 29, 2015.

We made payments of $0.4 million and $0.9 million for deferred financing costs during the three and six months ended June 30, 2015, respectively, and payments of $0.4 million and $0.8 million during the three and six months ended June 30, 2014, respectively.

Scheduled principal payments of mortgage notes payable for the remainder of 2015, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Six Months ending December 31, 2015	$19,282	(1)
2016	100,110
2017	68,873
2018	39,205
2019	35,603
2020	7,688
Thereafter	216,025

	$486,786	(2)

(1)	This figure includes two balloon principal payments that mature in the second half of 2015. We refinanced one of these mortgages subsequent to June 30, 2015, using a combination of new mortgage debt and equity, repaying $11.3 million of principal.
(2)	This figure is exclusive of premiums and discounts (net) on assumed debt, which were $553,000 as of June 30, 2015.

Refinancing

On June 29, 2015, through a wholly-owned subsidiary, we refinanced our $19.1 million mortgage loan, originally set to mature on September 1, 2015. This note had an original interest rate of 5.3% and was collateralized by security interests in our Charlotte, North Carolina and Duncan, South Carolina properties. We borrowed $19.8 million in the refinancing pursuant to a long-term note payable from Synovus Bank. The new loan is variable rate, in which the interest rate resets monthly and is calculated as the one month London Interbank Offered Rate, or LIBOR, plus a margin of 2.25%. Subsequent to the end of the quarter, we entered into an interest rate cap agreement with Synovus Bank, which caps LIBOR at 3.0%. As of June 30, 2015, one month LIBOR was 0.19%. The new note has a maturity date of July 1, 2018, with one, two-year extension option.

Interest Rate Cap

We have entered into an interest rate cap agreement with Wells Fargo that caps the interest rate on the note payable for our Champaign, Illinois property at a certain interest rate when one-month LIBOR is in excess of 3.0%. The fair value of the interest rate cap agreement is recorded in Other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreement quarterly based on the current market valuations at quarter end as Other income (loss) on our accompanying condensed consolidated statements of operations. Generally, we will estimate the fair value of our interest rate cap using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2015 and December 31, 2014, our interest rate cap agreement was valued using Level 3 inputs. The following table summarizes the key terms of each interest rate cap agreement (dollars in thousands):

				As of June 30, 2015		As of December 31, 2014
Interest Rate Cap	Notional Amount	LIBOR Cap	Maturity Date	Cost	Fair Value	Cost	Fair Value
November 26, 2013	$8,200	3.00%	Dec-16	$31	$—	$31	$4

Fair Value

The fair value of all mortgage notes payable outstanding as of June 30, 2015 was $498.6 million, as compared to the carrying value stated above of $486.8 million. The fair value is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Line of Credit

In August 2013, we procured a $60.0 million senior unsecured revolving credit facility, or the Line of Credit, which was expanded to $75.0 million in November 2014, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent) and added Citizens Bank of Pennsylvania and Comerica Banks as additional lenders.

The Line of Credit initially matures in August 2017; however, we have a one-year extension option subject to the payment of an extension fee equal to 25 basis points on the initial maturity date and certain other customary conditions.

As of June 30, 2015, there was $45.2 million outstanding under our Line of Credit at an interest rate of approximately 2.94% and $3.9 million outstanding under letters of credit at a weighted average interest rate of 2.75%. As of August 3, 2015, the maximum additional amount we could draw was $9.2 million. We were in compliance with all covenants under the Line of Credit as of June 30, 2015.

8. Mandatorily Redeemable Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share, or the Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million. On or after January 31, 2016, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017.

The fair value of our Term Preferred Stock as of June 30, 2015, was $39.3 million, as compared to the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of June 30, 2015 of $25.52. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

9. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the remainder of 2015 and each of the five succeeding years and thereafter, are as follows (dollars in thousands):

		For the year ended December 31,
Location	Lease End Date	2015	2016	2017	2018	2019	2020	Thereafter
Tulsa, OK	Apr-21	$85	$169	$169	$169	$169	$169	$85
Dartmouth, MA	May-36	87	174	174	174	174	174	3,126
Springfield, MA	Feb-30	43	86	89	90	90	90	884
Salt Lake City, UT	Nov-40	14	30	30	31	32	33	853

		$229	$459	$462	$464	$465	$466	$4,948

Expenses recorded in connection to rental expense incurred for the properties listed above during both the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014 were $0.1 million, and $0.2 million, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.

10. Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2015 (dollars in thousands):

									Distributions in Excess of Accumulated Earnings	Total Stockholders’ Equity
	Shares Issued						Additional Paid in Capital	Notes Receivable from Employees
	Preferred Stock	Senior Common Stock	Common Stock	Preferred Stock	Senior Common Stock	Common Stock
Balance at December 31, 2014	2,150,000	809,411	19,589,606	$2	$1	$20	$369,748	$(375)	$(151,724)	$217,672

Issuance of senior common stock and common stock, net	—	186,441	1,554,380	—	—	1	29,672	—	—	29,673
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(17,971)	(17,971)
Principal repayments of employee notes receivable	—	—	—	—	—	—	—	375	—	375
Net income	—	—	—	—	—	—	—	—	1,125	1,125

Balance at June 30, 2015	2,150,000	995,852	21,143,986	$2	$1	$21	$399,420	$—	$(168,570)	$230,874

Distributions

Our Board of Directors declared the following distributions per share for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Common Stock	$0.375	$0.375	$0.75	$0.75
Senior Common Stock	0.2625	0.2625	0.525	0.525
Series A Preferred Stock	0.4843749	0.4843749	0.9687498	0.9687498
Series B Preferred Stock	0.4688	0.4688	0.9375	0.9375
Series C Preferred Stock	0.4453	0.4453	0.8906	0.8906

ATM Program

On September 2, 2014 we entered into an open market sale agreement, or the ATM Program, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $100.0 million on the open market through Cantor Fitzgerald, acting as sales agent and/or principal. During the six months ended June 30, 2015, we raised approximately $27.2 million in net proceeds under the ATM Program. As of June 30, 2015, under the existing program, we have sold a total of 3.4 million shares with aggregate gross proceeds of $60.1 million, and have a remaining capacity to sell up to $39.9 million of common stock under the ATM Program with Cantor Fitzgerald.

Senior Common Program

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our Senior Common Stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares were intended to be offered pursuant to the primary offering and 500,000 shares were intended to be offered pursuant to our senior common distribution reinvestment plan, or the DRIP. We elected not to extend this offering, which terminated according to its terms on March 28, 2015. During the three months ended March 31, 2015, we sold 189,052 shares of our Senior Common Stock at $15.00 per share and issued 5,134 shares of our Senior Common Stock under the Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission, were $2.6 million. At the conclusion of the offering on March 28, 2015, we had sold 927,994 shares of Senior Common Stock, for gross proceeds of $13.9 million, and issued an additional 27,038 shares of Senior Common Stock under the DRIP program.

Note to Employee

The following table is a summary of the note issued to an employee of the Adviser for the exercise of stock options (dollars in thousands). The note, and all corresponding interest, was repaid in full on May 7, 2015:

Date Issued	Outstanding Balance of Employee Loan at June 30, 2015	Outstanding Balance of Employee Loan at December 31, 2014	Maturity Date of Note	Interest Rate on Note
Nov 2006	$—	$375	Nov 2015	8.15%

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

11. Subsequent Events

On July 1, 2015, through a wholly-owned subsidiary, we repaid our $11.3 million mortgage on our Canton, Dayton, and Akron, Ohio properties. The mortgage was originally set to mature on September 1, 2015. We borrowed $1.7 million pursuant to a long-term note payable from Synovus bank to refinance a portion of this debt. The new loan is variable rate and we entered into an interest rate cap with Synovus Bank to hedge against the variability of the LIBOR rate, at a cost of approximately $0.07 million through July 1, 2018. We will receive payments from Synovus Bank if the one month LIBOR rate increases above 3.0%.

On July 13, 2015 we executed a lease with a new tenant in our Raleigh, North Carolina property to occupy 86,886 square feet, 75.0% of the total square footage. The current tenant will retain 18.0% of the space and the building will be approximately 93.0% occupied. The lease will commence on August 1, 2015 and will expire on December 31, 2027. The new lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.5 million. The lease grants the tenant two extension options for an additional five years each. In connection with the execution of the lease, we will pay $0.8 million in tenant improvements, and anticipate paying $0.4 million in leasing commissions.

On July 14, 2015, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
July 24, 2015	August 4, 2015	$0.125	$0.1614583	$0.15625	$0.1484375
August 20, 2015	August 31, 2015	0.125	0.1614583	0.15625	0.1484375
September 21, 2015	September 30, 2015	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
July	August 7, 2015	$0.0875
August	September 8, 2015	0.0875
September	October 7, 2015	0.0875

Total		$0.2625

On July 15, 2015 we acquired a 78,151 square foot single-tenant, office building located in Atlanta, Georgia for $13.0 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $7.5 million of mortgage debt on the property. The tenant leased 54,836 square feet of the property for 7 years, and the remaining 23,315 square feet for 15 years. The tenant has 2 options to renew both leases for an additional 5 years each. The lease provides for prescribed rent escalations over its life with annualized straight line rents of $1.3 million. The average cap rate on this acquisition is 9.9%.

On July 24, 2015, we entered into the Amended Advisory Agreement, which revised the calculation of the annual base management and annual incentive fee and also added a capital gains fee and a termination fee, effective July 1, 2015. Please refer to footnote 2 for a detailed explanation of these changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

All references to “we,” “our,” “us” and the “Company” in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where the context indicates that the term means only Gladstone Commercial Corporation.

General

We are an externally-advised real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 10 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 101 properties totaling 11.1 million square feet, which have a total gross and net carrying value, including intangible assets and properties held for sale, of $945.9 million and $796.7 million, respectively. We also currently have two mortgage loan receivables outstanding for an aggregate of $5.9 million.

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain and volatile, and we remain cautious about a sustained long-term economic recovery. Vacancy rates have decreased for both office and industrial properties in most markets as increased user demand with restrained new construction activity has led to improved conditions. In fact, vacancy rates in many markets have been reduced to levels seen at the latest peak before the recession and rental rates have increased in many primary and secondary markets. Construction activity, particularly for industrial properties, is on the rise as a result of increased demand for facilities to satisfy the increased demand in the e-commerce sector. However, vacancy rates in certain secondary markets are still higher than pre-recession levels, as job growth has yet to return to all areas of the country even though the national unemployment rate has dropped over the past 12 months. Interest rates have increased since the beginning of the year, but still remain at historic lows. This continued low interest rate environment is leading to increasing competition for new acquisitions. In addition, the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term as well as international geo-political issues has increased domestic and global economic instability. These developments and our government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access both the debt and equity markets on favorable terms. In addition, a further decrease to the U.S. credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on one or more of our tenants, or our business, financial condition and results of operations.

We continue to focus on re-leasing vacant space, renewing upcoming lease maturities and acquiring additional properties. Currently, we have three fully vacant buildings located in Baytown, Texas, Newburyport, Massachusetts, and Dayton, Ohio and two partially vacant buildings located in Bolingbrook, Illinois and Burnsville, Minnesota. Our Baytown, Texas tenant vacated upon its lease termination in April 2013, our Newburyport, Massachusetts tenant vacated upon its lease termination in April 2015, and our Dayton, Ohio tenant vacated upon its lease termination in June 2015. Our Bolingbrook, Illinois tenant vacated upon their lease termination in December 2014 and we have a partial space tenant for this property, which took occupancy in December 2014. We originally had 12 leases expiring in 2015, and we have successfully extended the leases for 7 of these tenants, 1 is in negotiation with the current tenant, and 1 in which we agreed to sell the property to a third party. The Newburyport, Massachusetts, and Dayton, Ohio tenants have vacated, per the discussion above, and we have been notified that the remaining tenant in our Maple Heights, Ohio property will leave at the end of this year. We are in direct lease negotiations with a sub-tenant in the Maple Heights, Ohio property for a significant percentage of the building. We are aggressively pursuing new tenants for all of these properties, which comprise less than 3% of our projected 2015 rental income, 50% of which does not terminate until December 2015. While we originally had 12 leases expiring in 2015, we only have 3 leases expiring in 2016, 6 in 2017 and 4 in 2018, which are each less than 2% of annualized rents for each respective year.

Our available vacant space at June 30, 2015 comprises less than 3.0% of our total square footage and the annual carrying costs, including real estate taxes and property operating expenses, are approximately $0.7 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our line of credit, or the Line of Credit. Long-term mortgages are readily obtainable. The collateralized mortgage backed securities, or CMBS, market remains very active but uncertainty with regard to interest rates together with the inability to enter into early interest rate lock agreements makes the CMBS market less predictable. We continue to look to regional banks, insurance companies and other non-bank lenders, in addition to the CMBS market to issue mortgages to finance our real estate activities.

In addition to obtaining funds through borrowing, we have been active in the equity markets during 2015. We have issued shares of common stock through our at-the-market program, or ATM Program, pursuant to our open market sale agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, discussed in more detail below.

Recent Developments

Q2 2015 Investment Activity

Phoenix, Arizona: On April 14, 2015, we closed a $0.3 million interim financing loan for the acquisition of land to be used for continuing development of a medical center campus in Phoenix, Arizona. This loan is collateralized by proceeds from the future sale of the transitional care facility for which we provided a mortgage development loan on July 25, 2014. We will earn interest of 22.0% per annum through the maturity date, with all accrued interest and principal payable upon maturity. This loan matures upon the earlier of April 2016 or the sale of the transitional care facility, which we anticipate to occur in October 2015.

Columbus, Ohio: On May 28, 2015, we acquired a 78,033 square foot office building located in Columbus, Ohio for $7.7 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $4.5 million of mortgage debt on the property. The tenant has leased the property for 15 years and has 2 options to renew the lease for an additional 5 years each. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of $0.64 million. The average cap rate on this acquisition is 8.3%.

Salt Lake City, Utah: On May 29, 2015, we acquired an 86,409 square foot office building located in Salt Lake City, Utah for $22.2 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand, and the issuance of $13.0 million of mortgage debt on the property. The tenant has leased the property for 6.5 years and has 1 option to renew the lease for an additional 5 years. The lease provides for prescribed rent escalations over its life, with annualized straight line gross rents of $2.4 million. The average cap rate on this acquisition is 8.0%.

Atlanta, Georgia: On July 15, 2015 we acquired a 78,151 square foot office building located in Atlanta, Georgia for $13.0 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $7.5 million of mortgage debt on the property. The tenant has leased 54,836 square feet for 7 years, and 23,315 square feet for 15 years. The tenant has 2 options to renew both leases for an additional 5 years each. The lease provides for prescribed rent escalations over its life with annualized straight line rents of $1.3 million. The average cap rate on this acquisition is 9.9%.

2015 Sale Activity

Columbus, Ohio: On February 20, 2015, we entered into a purchase and sale agreement with a third party to acquire our Columbus, Ohio property for $2.8 million, an amount greater than the current carrying value of the property. The lease on this property is scheduled to terminate in October 2015 and the current tenant has notified us of its plan to vacate. We anticipate the sale to be completed in November 2015. We considered this asset to be non-core to our long term strategy, and we will re-deploy the proceeds from this sale into future acquisitions.

Q2 2015 Financing Activity

The following is a summary of our recent financings:

FC Bank: On May 28, 2015, through a wholly-owned subsidiary, we borrowed $4.5 million pursuant to a long-term note payable from FC Bank, a division of CNB Bank. The note accrues interest at a fixed rate of 3.75% per year and has a maturity date of June 1, 2022. The fixed rate resets to the applicable treasury rate index plus 3.0% per year on June 1, 2020 and June 1, 2021. We used the proceeds from the note to acquire the property in Columbus, Ohio described above on the same date.

Guggenheim Partners: On June 16, 2015, through a wholly-owned subsidiary, we borrowed $13.0 million pursuant to a long-term note payable from Guggenheim Partners, which is collateralized by a security interest in our Salt Lake City, Utah property. The note accrues interest at a fixed rate of 3.99% per year and has a maturity date of July 1, 2045. We used the proceeds from the note to repay a portion of outstanding debt on our line of credit.

Synovus Bank: On June 29, 2015, through a wholly-owned subsidiary, we refinanced our $19.1 million mortgage at an interest rate of 5.3% collateralized by security interests in our Charlotte, North Carolina and Duncan, South Carolina properties. That mortgage was originally set to mature on September 1, 2015. We borrowed $19.8 million pursuant to a long-term note payable from Synovus Bank. The new loan is variable rate, in which the interest rate resets monthly and is calculated as the one month London Interbank Offered Rate, or LIBOR, plus a margin of 2.25%. Subsequent to the end of the quarter, we entered into an interest rate cap agreement with Synovus Bank, which caps LIBOR to 3.0%. As of June 30, 2015, one month LIBOR was 0.19%. The new note has a maturity date of July 1, 2018, with one, two-year extension option at the behest of the borrower.

Synovus Bank: On July 1, 2015, through a wholly-owned subsidiary, we repaid our $11.3 million mortgage on our Canton, Dayton, and Akron, Ohio properties that was originally set to mature on September 1, 2015. We borrowed $1.7 million pursuant to a long-term note payable from Synovus Bank to refinance a portion of this debt. The new loan is variable rate and we entered into an interest rate cap with Synovus Bank to hedge against the variability of the LIBOR rate, at a cost of approximately $0.07 million through July 1, 2018. We will receive payments from Synovus Bank if the one month LIBOR rate increases above 3.0%.

Prudential Mortgage Capital Company: On July 15, 2015, through a wholly-owned subsidiary, we borrowed $7.5 million pursuant to a long-term note payable from Prudential Mortgage Capital Company, which is collateralized by a security interest in our Atlanta, Georgia property. The note accrues interest at a fixed rate of 4.53% per year, and has a maturity date of August 1, 2022. We used the proceeds from the note to acquire the property in Atlanta, Georgia described above on the same date.

Q2 2015 Leasing Activities

Austin, Texas: On April, 28 2015, we modified the lease with the tenant occupying one of our properties located in Austin, Texas. The modification provided the tenant a termination option, which allows the tenant to terminate its lease effective December 31, 2017, upon paying a termination penalty of approximately $1.1 million on or before March 31, 2017. The lease is scheduled to otherwise terminate in June 2022. Under this modification, the tenant forfeited its right to $0.5 million in tenant improvement allowance, provided in an earlier amendment. All other terms and conditions of the lease remain in full force and effect.

Columbus, Ohio: On April 29, 2015, we modified the lease with the anchor tenant occupying one of our properties located in Columbus, Ohio. The anchor tenant is currently occupying 92% of the property and the modification allows the anchor tenant to expand into the remaining space, currently occupied by another tenant through November 30, 2016. The lease term for the expansion space is coterminous with their current lease, and both leases expire on December 2023. In connection with the expansion of the lease and modification of certain terms of the lease, we provided approximately $0.1 million in tenant improvements.

Raleigh, North Carolina: On July 13, 2015 we executed a lease with a tenant in our Raleigh, North Carolina property to occupy 86,886 square feet, 75% of the total square footage, which the current tenant will vacate on July 31, 2015. The lease will commence on August 1, 2015 and will expire on December 31, 2027. The new lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.5 million. The lease grants the tenant two options to extend the lease for an additional five years each. In connection with the execution of the lease, we will pay $0.8 million in tenant improvements, and anticipate paying $0.4 million in leasing commissions. The total square footage in this building is 116,129 square feet, and after execution of this lease, the building will be approximately 93% occupied.

2015 Equity Activities

The equity issuances summarized below were issued under our universal shelf registration statement (File No. 333-190931) that was effective and on file with the Securities and Exchange Commission at the time of each respective issuance.

ATM Program: During the six months ended June 30, 2015, we sold 1.6 million shares, raising an aggregate of $27.2 million in net proceeds under our ATM Program with Cantor Fitzgerald. Proceeds from these sales were used to acquire real estate, repay indebtedness and for other general corporate purposes. Under the ATM Program we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $100.0 million on the open market through Cantor Fitzgerald, as agent, or to Cantor Fitzgerald, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We raised $62.7 million in net proceeds under the ATM Program from September 2014 to date. Sales of shares of our common stock through our ATM Program are executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market, or the NASDAQ, or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Cantor Fitzgerald, including a combination of any of these transactions. Proceeds from this offering were used to acquire real estate and for general corporate purposes.

Senior Common Program: During the six months ended June 30, 2015, we sold 189,052 shares of our Senior Common Stock at $15.00 per share and issued 5,134 shares of our Senior Common Stock under the associated Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission, were $2.6 million. This offering terminated according to its terms on March 28, 2015, and we wrote-off $0.1 million of deferred offering costs related to such termination. Proceeds from this offering were used to acquire real estate and for general corporate purposes.

Diversity of Our Portfolio

Our Adviser seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. The table below reflects the breakdown of our total rental income by tenant industry classification for the three and six months ended June 30, 2015 and 2014, respectively (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2015		2014		2015		2014
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$3,200	16.1%	$3,269	18.6%	$6,329	16.3%	$6,338	18.5%
Healthcare	3,187	15.9	2,037	11.6	5,828	14.8	3,912	11.4
Automobile	2,635	13.2	2,220	12.6	5,270	13.4	4,516	13.2
Personal, Food & Miscellaneous Services	1,576	7.9	1,331	7.6	3,153	8.0	2,663	7.8
Electronics	1,202	6.0	1,377	7.8	2,402	6.1	2,755	8.1
Diversified/Conglomerate Services	1,170	5.8	519	2.9	2,337	5.9	830	2.4
Diversified/Conglomerate Manufacturing	1,010	5.0	1,090	6.2	2,053	5.2	2,006	5.9
Chemicals, Plastics & Rubber	789	3.9	836	4.7	1,578	4.0	1,675	4.9
Machinery	772	3.9	620	3.5	1,544	3.9	1,203	3.5
Beverage, Food & Tobacco	679	3.4	749	4.3	1,427	3.6	1,497	4.4
Personal & Non-Durable Consumer Products	657	3.3	651	3.7	1,316	3.3	1,302	3.8
Childcare	556	2.8	494	2.8	1,112	2.8	654	1.9
Buildings and Real Estate	548	2.7	542	3.1	1,095	2.8	1,084	3.2
Containers, Packaging & Glass	521	2.6	521	3.0	1,042	2.7	1,042	3.0
Printing & Publishing	391	2.0	460	2.6	782	2.0	920	2.7
Oil & Gas	327	1.6	319	1.8	654	1.7	638	1.9
Banking	289	1.4	288	1.6	578	1.5	577	1.7
Information Technology	207	1.0	—	0.0	207	0.5	—	—
Education	164	0.8	164	0.9	328	0.8	328	1.0
Home & Office Furnishings	132	0.7	133	0.8	265	0.7	265	0.8

	$20,012	100.0%	$17,620	100.0%	$39,300	100.0%	$34,205	100.0%

The table below reflects the breakdown of total rental income by state for the three and six months ended June 30, 2015 and 2014, respectively (dollars in thousands):

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
State	Rental Revenue	% of Base Rent	Number of Leases	Rental Revenue	% of Base Rent	Number of Leases
Texas	$3,686	18.4%	11	$3,083	17.5%	10
Ohio	2,563	12.8	17	2,485	14.1	16
Pennsylvania	1,655	8.3	6	1,015	5.8	6
North Carolina	1,308	6.5	7	1,248	7.1	7
South Carolina	1,115	5.6	2	1,116	6.3	2
Michigan	1,074	5.4	4	657	3.7	2
Minnesota	819	4.1	3	1,158	6.6	4
Colorado	813	4.1	3	376	2.1	1
New Jersey	798	4.0	4	794	4.5	4
All Other States	6,181	30.9	37	5,688	32.3	27

Total	$20,012	100.0%	94	$17,620	100.0%	79

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
State	Rental Revenue	% of Base Rent	Number of Leases	Rental Revenue	% of Base Rent	Number of Leases
Texas	$6,896	17.5%	11	$5,618	16.4%	10
Ohio	5,052	12.9	17	4,804	14.0	16
Pennsylvania	3,312	8.4	6	1,821	5.3	6
North Carolina	2,646	6.7	7	2,458	7.2	7
South Carolina	2,231	5.7	2	2,231	6.5	2
Michigan	2,147	5.5	4	1,393	4.1	2
Minnesota	1,637	4.2	3	2,338	6.8	4
Colorado	1,626	4.1	3	752	2.2	1
New Jersey	1,598	4.1	4	1,586	4.6	4
All Other States	12,155	31.0	37	11,204	49.1	27

Total	$39,300	100.0%	94	$34,205	100.0%	79

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Administrator are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator. Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser. Mr. Robert Cutlip, our president, is also an executive managing director of our Adviser. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs. Mr. Gladstone is also the chairman and chief executive officer of our Administrator and Mr. Brubaker is the vice chairman and chief operating officer of our Administrator.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland. With the exception of Ms. Danielle Jones, our chief financial officer, Mr. Jay Beckhorn, our treasurer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation, two of our affiliates. In addition, with the exception of our president and our chief financial officer, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land Corporation, an affiliate of ours. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

Advisory and Administration Agreements

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator. Our Adviser and Administrator employ all of our personnel and pay their payroll, benefits and general expenses directly. We have an investment advisory agreement with our Adviser, and an administration agreement with our Administrator, or the Administration Agreement.

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

Advisory Agreement

On July 24, 2015, we entered into an amended and restated advisory agreement, or the Amended Advisory Agreement, with the Adviser. Our entrance into the agreement was approved unanimously by our Board, including separate and unanimous approval by the independent directors on our Board.

The calculation of the annual base management fee was revised to equal 1.5% of our total stockholders’ equity, before giving effect to the base management and incentive fee, adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (only after approval of our Compensation Committee), or adjusted total stockholders’ equity. The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure.

The calculation of the annual incentive fee was revised to reward the Adviser if our quarterly Core FFO (defined below), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0%, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee), or the new hurdle rate. The Adviser receives 15% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed the average quarterly incentive fee paid by us for the previous four quarters by greater than 15.0% (excluding quarters for which no incentive fee was paid). Core FFO is defined as GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

A capital gains-based incentive fee was instituted that is calculated and payable in arrears as of the end of each fiscal year (or upon termination). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount.

The Amended Advisory Agreement includes a termination fee where, in the event of a termination without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the agreement after the Company has defaulted and applicable cure periods have expired. The agreement may also be terminated for cause (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions of the Agreement, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.

Management believes this amendment brings our advisory agreement nearer to the current market practice and expects it will facilitate our growth of FFO and distributions to stockholders in the future. Management also believes that with this advisory agreement, we will become more competitive in sourcing and retaining talented investment and operations professionals at the Adviser.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of our Administrator’s overhead expenses incurred while performing its obligations to us, including, but not limited to, rent and the salaries and benefits expenses of our personnel, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Prior to July 1, 2014, our allocable portion was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses is generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. Management believes that this methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed.

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our 2014 Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2015.

Results of Operations

The weighted-average yield on our total portfolio, which was 8.8% and 9.0% as of June 30, 2015 and June 30, 2014, respectively, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted-average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2015 and 2014 is below (dollars in thousands, except per share amounts):

	For the three months ended June 30,
	2015	2014	$ Change	% Change
Operating revenues
Rental revenue	$20,012	$17,620	$2,392	14%
Tenant recovery revenue	394	770	(376)	-49%
Interest income from mortgage note receivable	282	—	282	NM

Total operating revenues	20,688	18,390	2,298	13

Operating expenses
Depreciation and amortization	8,947	6,871	2,076	30%
Property operating expenses	1,178	1,302	(124)	-10%
Acquisition related expenses	255	859	(604)	-70%
Base management fee	866	666	200	30%
Incentive fee	1,760	1,527	233	15%
Administration fee	366	485	(119)	-25%
General and administrative	539	490	49	10%

Total operating expenses before credit to incentive fee	13,911	12,200	1,711	14%

Credit to incentive fee	(1,316)	(957)	(359)	38%

Total operating expenses	12,595	11,243	1,352	12%

Other income (expense)
Interest expense	(6,999)	(6,509)	(490)	8%
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	—	0%
Gain on sale of real estate	—	1,240	(1,240)	-100%
Other income	23	27	(4)	-15%

Total other expense	(7,662)	(5,928)	(1,734)	29%

Net income	431	1,219	(788)	-65%

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)	—	0%
Distributions attributable to senior common stock	(261)	(110)	(151)	137%

Net (loss) income (attributable) available to common stockholders	$(853)	$86	$(939)	-1092%

Net loss (income) attributable (available) to common stockholders per weighted average share of common stock - diluted	$(0.04)	$0.01	$(0.05)	-962%

FFO available to common stockholders	$8,094	$5,717	$2,377	42%

FFO per weighted average share of common stock - diluted	$0.37	$0.34	$0.04	12%

NM = Not meaningful

	For the six months ended June 30,
	2015	2014	$ Change	% Change
Operating revenues
Rental revenue	$39,300	$34,205	$5,095	15%
Tenant recovery revenue	718	1,321	(603)	-46%
Interest income from mortgage note receivable	549	—	549	NM

Total operating revenues	40,567	35,526	5,041	14%

Operating expenses
Depreciation and amortization	17,154	13,591	3,563	26%
Property operating expenses	2,139	2,632	(493)	-19%
Acquisition related expenses	451	970	(519)	-54%
Base management fee	1,717	1,291	426	33%
Incentive fee	3,433	2,767	666	24%
Administration fee	728	977	(249)	-25%
General and administrative	1,229	957	272	28%
Impairment charge	—	13,958	(13,958)	-100%

Total operating expenses before credit to incentive fee	26,851	37,143	(10,292)	-28%

Credit to incentive fee	(2,500)	(2,162)	(338)	16%

Total operating expenses	24,351	34,981	(10,630)	-30%

Other income (expense)
Interest expense	(13,770)	(12,784)	(986)	8%
Distributions attributable to Series C mandatorily redeemable preferred stock	(1,372)	(1,372)	—	0%
Gain on sale of real estate	—	1,240	(1,240)	-100%
Other income	51	74	(23)	-31%

Total other expense	(15,091)	(12,842)	(2,249)	18%

Net income (loss)	1,125	(12,297)	13,422	-109%

Distributions attributable to Series A and B preferred stock	(2,047)	(2,047)	—	0%
Distributions attributable to senior common stock	(485)	(210)	(275)	131%

Net loss attributable to common stockholders	$(1,407)	$(14,554)	$13,147	-90%

Net loss attributable to common stockholders per weighted average share of common stock—diluted	$(0.07)	$(0.90)	$0.83	-92%

FFO available to common stockholders	$15,747	$11,755	$3,992	34%

FFO per weighted average share of common stock—diluted	$0.74	$0.71	$0.03	4%

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2014, which have not been subsequently expanded, vacated, or disposed of. Acquired and disposed of properties are properties which were either acquired or disposed of at any point subsequent to December 31, 2013. One property was expanded subsequent to January 1, 2014. Vacant properties are properties that were fully or partially vacant at any point subsequent to January 1, 2014.

Operating Revenues

	For the three months ended June 30,
	(Dollars in Thousands)
Rental Revenues	2015	2014	$ Change	% Change
Same Store Properties	$14,808	$15,261	$(453)	-3.0%
Acquired & Disposed Properties	4,342	1,488	2,854	191.8%
Expanded Properties	357	205	152	74.1%
Vacant Properties	505	666	(161)	-24.2%

	$20,012	$17,620	$2,392	13.6%

	For the six months ended June 30,
	(Dollars in Thousands)
Rental Revenues	2015	2014	$ Change	% Change
Same Store Properties	$29,649	$30,310	$(661)	-2.2%
Acquired & Disposed Properties	7,858	2,170	5,688	262.1%
Expanded Properties	714	373	341	91.4%
Vacant Properties	1,079	1,352	(273)	-20.2%

	$39,300	$34,205	$5,095	14.9%

Rental revenue from same store properties decreased slightly for the three and six months ended June 30, 2015 primarily due to reduced rental rates on lease extensions, modifications to two leases with tenants experiencing operational difficulties, and from two tenants that vacated the premises, one of whom relocated to another state due to economic incentives. Rental revenue increased for acquired properties for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, because we acquired eight properties subsequent to June 30, 2014, combined with a full three and six month period of revenue in 2015 for properties acquired during and subsequent to the six months ended June 30, 2014.

	For the three months ended June 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2015	2014	$ Change	% Change
Same Store Properties	$201	$267	$(66)	-24.7%
Acquired & Disposed Properties	180	495	(315)	-63.6%
Expanded Properties	2	3	(1)	-33.3%
Vacant Properties	11	5	6	120.0%

	$394	$770	$(376)	-48.8%

	For the six months ended June 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2015	2014	$ Change	% Change
Same Store Properties	$419	$362	$57	15.7%
Acquired & Disposed Properties	242	945	(703)	-74.4%
Expanded Properties	6	3	3	100.0%
Vacant Properties	51	11	40	363.6%

	$718	$1,321	$(603)	-45.6%

The decrease in same store tenant recovery revenues for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is a result of a one-time adjustment related to a modified gross lease recorded in June 2014, coupled with vacancy settlement recoveries received in June 30, 2014. The increase in same store tenant recovery revenues for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, is a result of increased recoveries from tenants subject to base year stops on modified gross leases. The adjustment increased both tenant recovery revenues and property operating expenses, resulting in no impact to net income. During the six months ended June 30, 2014, we recovered operating expenses from a tenant which vacated one of our buildings, but continued to pay rent and operating expenses through their lease termination date of June 30, 2015.

Interest income from mortgage notes receivable increased for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, because of interest earned on a mortgage development loan issued in July 2014 that was not outstanding during the three and six months ended June 30, 2014.

Operating Expenses

	For the three months ended June 30,
	(Dollars in Thousands)
Depreciation and Amortization	2015	2014	$ Change	% Change
Same Store Properties	$6,352	$6,036	$316	5.2%
Acquired & Disposed Properties	2,031	530	1,501	283.2%
Expanded Properties	79	32	47	146.9%
Vacant Properties	485	273	212	77.7%

	$8,947	$6,871	$2,076	30.2%

	For the six months ended June 30,
	(Dollars in Thousands)
Depreciation and Amortization	2015	2014	$ Change	% Change
Same Store Properties	$12,580	$12,070	$510	4.2%
Acquired & Disposed Properties	3,659	855	2,804	328.0%
Expanded Properties	158	65	93	143.1%
Vacant Properties	757	601	156	26.0%

	$17,154	$13,591	$3,563	26.2%

Depreciation and amortization increased slightly for same store properties for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 due to depreciation on capital projects which were completed subsequent to June 30, 2014, coupled with amortization on leasing commissions for renewed leases with 2015 expirations. Depreciation and amortization expenses increased for acquired properties during the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, because of the eight properties acquired subsequent to June 30, 2014 and the inclusion of a full three and six month period of depreciation and amortization recorded in 2015 for 11 properties acquired during and subsequent to the six months ended June 30, 2014.

	For the three months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2015	2014	$ Change	% Change
Same Store Properties	$491	$571	$(80)	-14.0%
Acquired & Disposed Properties	551	684	(133)	-19.4%
Expanded Properties	3	2	1	50.0%
Vacant Properties	133	45	88	195.6%

	$1,178	$1,302	$(124)	-9.5%

	For the six months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2015	2014	$ Change	% Change
Same Store Properties	$1,017	$1,058	$(41)	-3.9%
Acquired & Disposed Properties	892	1,436	(544)	-37.9%
Expanded Properties	8	5	3	60.0%
Vacant Properties	222	133	89	66.9%

	$2,139	$2,632	$(493)	-18.7%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments and overhead expenses paid on behalf of certain of our properties. The decrease in property operating expenses for same store properties is primarily a result of a one-time adjustment related to a modified gross lease recorded during the three months ended June 30, 2014, during which we adjusted property operating expenses and associated recovery revenues. This one-time adjustment did not impact net income. The decrease in property operating expenses for acquired and disposed of properties is primarily because of a lack of operating expenses in 2015 associated with our Roseville, Minnesota property, which was conveyed to the lender in a deed-in-lieu transaction during 2014.

Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses decreased for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, due to smaller acquisition volume over these comparable periods. During the six months ended June 30, 2015, we acquired four properties, respectively, as compared to the six months ended June 30, 2014, where we acquired six properties.

The base management fee paid to the Adviser increased for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, due to an increase in total common stockholders’ equity, the main component of the calculation. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was due to an increase in rental revenues from the properties acquired during the three and six months ended June 30, 2015, in conjunction with a decrease in property operating expenses during the three and six ended June 30, 2015, as compared to the three and six months ended June 30, 2014 due to the reasons stated above. The incentive fee credit increased slightly for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, because of an increase in common distributions paid on the shares issued during the past 12 months partially offset by lower expenses at our vacant properties. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014. The decrease was driven primarily by a change in the way the Administrator allocates all of its fees to affiliated companies serviced by the Administrator such that the fee is generally now based upon the percentage of time employees of the Administrator spend on our matters in relation to time spent on other companies serviced by our Administrator versus the prior methodology, whereby we were generally allocated the fee based upon our total assets in relation to other funds managed by our Administrator. That change went into effect July 1, 2014. We anticipate our future administration fees to be lower than in 2014 under the new methodology. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, primarily as a result of an increase in professional fees from the write-off of professional fees related to our terminated Senior Common stock program.

No impairment charge was recognized during the three months ended June 30, 2015 and 2014, respectively, and the six months ended June 30, 2015. Impairment recognized during the six months ended June 30, 2014 was a result of the impairment of our Roseville, Minnesota property.

Other Income and Expenses

Interest expense increased for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014. This increase was primarily a result of interest on the $76.4 million of mortgage debt issued and assumed in the past 12 months, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the past 12 months.

We did not recognize a gain on sale during the three and six months ended June 30, 2015. The gain on sale of real estate during the three and six months ended June 30, 2014 is a result of the sale of our property located in Sterling Heights, Michigan in June 2014.

Other income decreased during the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, because of a decrease in management fees collected from certain of our tenants, coupled with the repayment of the employee note outstanding in May 2015.

Net (Loss) Income (Attributable) Available to Common Stockholders

Net loss attributable to common stockholders increased for the three months ended June 30, 2015, as compared to the net income available to common stockholders for the three months ended June 30, 2014, primarily because of the gain on sale from the Sterling Heights, Michigan property recognized in June 2014. Net loss attributable to common stockholders decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily because of the impairment charge recognized from the Roseville, Minnesota property in June 2014 offset by increased interest expense, depreciation expense, and an increase in rental income from the properties acquired over the past 12 months.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity at June 30, 2015 was $14.4 million, including $3.3 million in cash and cash equivalents and an available borrowing capacity of $11.1 million under our Line of Credit.

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

Equity Capital

To date, in 2015, we have raised net proceeds of $30.7 million of common equity under our ATM program with Cantor Fitzgerald at a weighted average share price of $17.65. Furthermore, we raised $2.5 million in net proceeds of senior common equity. We used these proceeds to acquire additional real estate and for general corporate purposes.

As of August 3, 2015, we have the ability to raise up to $165.7 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-190931), or the Universal Shelf, in one or more future public offerings. Of the $165.7 million of available capacity under our Universal Shelf, $36.3 million of common stock is reserved for additional sales under our ATM Program. We will use our existing ATM program as a source of liquidity for the remainder of 2015.

Debt Capital

As of June 30, 2015, we had mortgage notes payable in the aggregate principal amount of $484.8 million, excluding mortgage notes payable on real estate assets held for sale, collateralized by a total of 80 properties with a remaining weighted average maturity of 5.6 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2015 was 5.11%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $8.0 million payable during the remainder of 2015 and $97.6 million payable during 2016, excluding balloon payments on real estate assets held for sale. The 2015 principal amounts payable include both amortizing principal payments and one balloon principal payment due in the second half of the year. We anticipate being able to refinance our mortgages that come due during 2015 and 2016 with a combination of new mortgage debt and the issuance of additional equity securities.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2015, was $16.5 million, as compared to net cash provided by operating activities of $11.0 million for the six months ended June 30, 2014. This increase was primarily a result of an increase in rental income received from the properties acquired in the past 12 months, partially offset by the increase in general and administrative expenses as a result of increased activity in our portfolio. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, and other entity-level expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2015, was $63.2 million, which primarily consisted of the acquisition of four properties and tenant improvements performed at certain of our properties, as compared to net cash used in investing activities during the six months ended June 30, 2014, of $60.9 million, which primarily consisted of the acquisition of six properties, coupled with tenant improvements performed at certain of our properties.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2015, was $41.4 million, which primarily consisted of proceeds from the sale of common stock and proceeds from the issuance of mortgage notes payable, partially offset by the distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the six months ended June 30, 2014, was $43.6 million, which primarily consisted of distributions paid to our stockholders and principal repayments on mortgage notes payable, partially offset by proceeds from the sale of common stock.

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

As of June 30, 2015, there was $45.2 million outstanding under our Line of Credit at an interest rate of approximately 2.94% and $3.9 million outstanding under letters of credit at a weighted average interest rate of 2.75%. As of August 3, 2015, the maximum additional amount we could draw under our Line of Credit was $9.2 million. We were in compliance with all covenants under the Line of Credit as of June 30, 2015.

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$570,486	$94,231	$200,051	$56,286	$219,918
Interest on Debt Obligations (2)	116,811	26,173	35,672	24,025	30,941
Operating Lease Obligations (3)	7,493	459	924	931	5,179
Purchase Obligations (4)	2,510	2,510	—	—	—

Total	$697,300	$123,373	$236,647	$81,242	$256,038

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $45.2 million of the debt obligation due in 2017, mortgage notes payable that were outstanding as of June 30, 2015, and amounts due to the holders of our Term Preferred Stock.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of June 30, 2015.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, Springfield, Missouri, and Salt Lake City, Utah properties.
(4)	Purchase obligations consist of $1.3 million to fund tenant improvements at two of our Ohio properties, $0.5 million in tenant improvements at our Burnsville, MN property, $0.3 million of tenant improvements at our Austin, TX property, $0.3 million of tenant improvements at our Bolingbrook, IL property, $0.1 million of tenant improvements at our Raleigh, NC property, and $0.1 million of tenant improvements at our Indianapolis, IN property. These items were recognized on our balance sheet as of June 30, 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2015 and 2014, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2015	2014	2015	2014
Net income (loss)	$431	$1,219	$1,125	$(12,297)
Less: Distributions attributable to preferred and senior common stock	(1,284)	(1,133)	(2,532)	(2,257)

Net (loss) income (attributable) available to common stockholders	$(853)	$86	$(1,407)	$(14,554)
Adjustments:
Add: Real estate depreciation and amortization	8,947	6,871	17,154	13,591
Add: Impairment charge	—	—	—	13,958
Less: Gain on sale of real estate	—	(1,240)	—	(1,240)

FFO available to common stockholders	$8,094	$5,717	$15,747	$11,755
Weighted average common shares outstanding—basic	20,833,787	16,547,793	20,524,101	16,149,467
Weighted average common shares outstanding—diluted	21,664,386	16,894,973	21,299,103	16,482,075
Basic FFO per weighted average share of common stock	$0.39	$0.35	$0.77	$0.73

Diluted FFO per weighted average share of common stock	$0.37	$0.34	$0.74	$0.71

Distributions declared per share of common stock	$0.375	$0.375	$0.75	$0.75

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

To illustrate the potential impact of changes in interest rates on our net income for the quarter ended June 30, 2015, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of June 30, 2015. As of June 30, 2015, our effective average LIBOR was 0.19%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$742	$(742)
2% Increase to LIBOR	1,484	(1,484)
3% Increase to LIBOR	2,184	(2,184)

As of June 30, 2015, the fair value of our mortgage debt outstanding, excluding real estate held for sale, was $496.1 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2015, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $19.2 million and $20.7 million, respectively.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the risk below and the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed by us with the Securities and Exchange Commission on February 18, 2015.

Terminating the Amended Advisory Agreement without cause requires payment of a substantial termination fee.

Termination of the Amended Advisory Agreement with our Adviser without cause would be difficult and costly. We may only terminate the agreement without cause (as defined therein) upon 120 days’ prior written notice and after the affirmative vote of at least two-thirds of our independent directors. Furthermore, if we default under the agreement and any applicable cure period has expired, the Adviser may terminate the agreement. In each of the foregoing cases, we will be required to pay the Adviser a termination fee equal to two times the sum of the average base management fee and incentive fee earned by our Adviser during the 24-month period prior to such termination. This provision increases the cost to us of terminating the Amended Advisory Agreement and adversely affects our ability to terminate our Adviser without cause. Additionally, depending on the amount of the fee, if incurred, it could adversely affect our ability to pay distributions to our common, preferred and senior common stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-A12B (File No. 001-33097), filed January 31, 2012.

10.1	Amended and Restated Investment Advisory Agreement between the Registrant and Gladstone Management Corporation, dated July 24, 2015, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed July 17, 2015.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date: August 3, 2015	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer

Date: August 3, 2015	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors