Form 10-Q
period 2015-09-30
GLADSTONE COMMERCIAL CORP
filed 2015-10-27
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of October 27, 2015 was 22,065,674.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gladstone Commercial Corporation

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Real estate, at cost	$761,458	$722,565
Less: accumulated depreciation	104,877	92,133

Total real estate, net	656,581	630,432
Lease intangibles, net	105,963	98,814
Real estate and related assets held for sale, net	16,832	—
Mortgage note receivable	5,900	5,600
Cash and cash equivalents	3,730	8,599
Restricted cash	4,761	3,547
Funds held in escrow	10,936	11,096
Deferred rent receivable, net	25,098	21,728
Deferred financing costs, net	6,011	6,213
Other assets	2,671	1,765

TOTAL ASSETS	$838,483	$787,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable	$482,912	$459,299
Borrowings under line of credit	55,500	43,300
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	38,500	38,500
Deferred rent liability, net	9,014	8,594
Asset retirement obligation	3,542	3,616
Accounts payable and accrued expenses	7,820	8,285
Liabilities related to assets held for sale	1,304	—
Due to Adviser and Administrator (1)	1,820	916
Other liabilities	7,644	7,612

Total Liabilities	$608,056	$570,122

Commitments and contingencies (2)
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 993,069 and 809,411 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1	1
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 21,743,779 and 19,589,606 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	22	20
Additional paid in capital	408,401	369,748
Notes receivable - employee	—	(375)
Distributions in excess of accumulated earnings	(177,999)	(151,724)

Total Stockholders’ Equity	230,427	217,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$838,483	$787,794

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 9 “Commitments and Contingencies”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Operating revenues
Rental revenue	$20,653	$18,368	$59,953	$52,573
Tenant recovery revenue	437	549	1,195	1,870
Interest income from mortgage note receivable	285	97	835	97

Total operating revenues	21,375	19,014	61,983	54,540

Operating expenses
Depreciation and amortization	9,006	7,516	26,160	21,107
Property operating expenses	1,612	1,202	3,752	3,834
Acquisition related expenses	138	233	589	1,202
Base management fee (1)	872	741	2,589	2,031
Incentive fee (1)	621	1,538	4,054	4,305
Administration fee (1)	326	260	1,054	1,238
General and administrative	446	538	1,675	1,495
Impairment charge	622	280	622	14,238

Total operating expenses before credit to incentive fee	13,643	12,308	40,495	49,450

Credit to incentive fee (1)	—	(851)	(2,500)	(3,013)

Total operating expenses	13,643	11,457	37,995	46,437

Other expense
Interest expense	(7,142)	(6,679)	(20,912)	(19,463)
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	(2,057)	(2,057)
Gain on sale of real estate	—	—	—	1,240
Other income	—	37	11	111

Total other expense	(7,828)	(7,328)	(22,958)	(20,169)

Net (loss) income	(96)	229	1,030	(12,066)

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)	(3,070)	(3,070)
Distributions attributable to senior common stock	(263)	(137)	(748)	(347)

Net loss attributable to common stockholders	$(1,382)	$(931)	$(2,788)	$(15,483)

Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.06)	$(0.05)	$(0.13)	$(0.93)

Weighted average shares of common stock outstanding
Basic	21,403,808	17,739,084	20,820,559	16,685,162

Diluted	21,403,808	17,739,084	20,820,559	16,685,162

Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.79	$0.79

Weighted average shares of senior common stock outstanding - basic	993,069	518,592	948,347	438,196

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,030	$(12,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,160	21,107
Impairment charge	622	14,238
Gain on sale of real estate	—	(1,240)
Amortization of deferred financing costs	1,358	1,209
Amortization of deferred rent asset and liability, net	(394)	(266)
Amortization of discount and premium on assumed debt	(231)	(190)
Asset retirement obligation expense	114	(96)
Increase in other assets	(946)	(322)
Increase in deferred rent liability	—	311
Increase in deferred rent receivable	(3,034)	(2,808)
Increase (decrease) in accounts payable, accrued expenses, and amount due Adviser and Administrator	1,045	(538)
(Decrease) increase in other liabilities	(315)	238
Leasing commissions paid	(532)	(898)

Net cash provided by operating activities	24,877	18,679

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(71,248)	(83,564)
Improvements of existing real estate	(4,969)	(5,416)
Proceeds from sale of real estate	—	11,162
Issuance of mortgage note receivable	(300)	(5,600)
Receipts from lenders for funds held in escrow	2,952	1,670
Payments to lenders for funds held in escrow	(2,792)	(6,394)
Receipts from tenants for reserves	3,068	2,484
Payments to tenants from reserves	(1,992)	(3,892)
(Increase) decrease in restricted cash	(1,214)	1,510
Deposits on future acquisitions	(1,700)	(2,000)
Deposits applied against acquisition of real estate investments	1,700	2,000

Net cash used in investing activities	(76,495)	(88,040)

Cash flows from financing activities:
Proceeds from issuance of equity	39,495	42,636
Offering costs paid	(892)	(2,443)
Borrowings under mortgage notes payable	61,059	33,635
Payments for deferred financing costs	(1,157)	(711)
Principal repayments on mortgage notes payable	(37,216)	(6,085)
Principal repayments on employee notes receivable	375	—
Borrowings from line of credit	73,200	67,250
Repayments on line of credit	(61,000)	(46,050)
Increase (decrease) in security deposits	138	(103)
Distributions paid for common, senior common and preferred stock	(27,253)	(22,077)

Net cash provided by financing activities	46,749	66,052

Net decrease in cash and cash equivalents	(4,869)	(3,309)
Cash and cash equivalents, beginning of period	8,599	8,546

Cash and cash equivalents, end of period	$3,730	$5,237

NON-CASH INVESTING AND FINANCING INFORMATION
Increase in asset retirement obligation	$56	$162

Fixed rate principal debt assumed in connection with acquisition	$—	$10,147

Senior common dividend issued in the dividend reinvestment program	$53	$142

Capital improvements included in accounts payable and accrued expenses	$4,954	$5,774

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

Interim Financial Information

Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission on February 18, 2015. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our condensed consolidated financial statements included in our 2014 Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2015.

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU-2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether a) limited partnerships and similar entities should be consolidated, b) fees paid to decision makers or service provides are variable interests in a variable interest entity, or VIE, and c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. We do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. We do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015 with early adoption permitted.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. We have assessed the impact of ASU 2015-15 and identified no impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-15 was effective immediately.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date. We are currently assessing the impact of ASU 2015-16 do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer. We have an advisory agreement with our Adviser, and an administration agreement with our Administrator, or the Administration Agreement. The services and fees under the advisory agreement and Administration Agreement are described below. At September 30, 2015 and December 31, 2014, $1.8 million and $0.9 million, respectively, was collectively due to our Adviser and Administrator.

Base Management Fee

On July 24, 2015, we entered into an amended and restated advisory agreement, or the Amended Advisory Agreement, with the Adviser. Our entrance into the agreement was approved unanimously by our Board of Directors, including separate and unanimous approval by the independent directors on our Board of Directors.

Pursuant to the terms of the Amended Advisory Agreement, effective July 1, 2015, the calculation of the annual base management fee equals 1.5% of our adjusted total stockholders’ equity, which is our total stockholders’ equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee). The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure.

Prior to its amendment and restatement on July 24, 2015, our then-existing advisory agreement with the Adviser, or the Former Advisory Agreement, provided for an annual base management fee equal to 2.0% of our common stockholders’ equity, which was our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses, or other items that did not affect realized net income (including impairment charges).

For the three and nine months ended September 30, 2015, we recorded a base management fee of $0.9 million and $2.6 million, respectively, and for the three and nine months ended September 30, 2014, we recorded a base management fee of $0.7 million and $2.0 million, respectively.

Incentive Fee

Under the Amended Advisory Agreement, effective July 1, 2015, the calculation of the incentive fee was revised to reward the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the new hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO is defined as GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

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

For the three and nine months ended September 30, 2015, we recorded an incentive fee of $0.6 million and $4.1 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.00 and $2.5 million, respectively, resulting in a net incentive fee for the three and nine months ended September 30, 2015, of $0.6 million and $1.6 million, respectively. For the three and nine months ended September 30, 2014, we recorded an incentive fee of $1.5 million and $4.3 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.8 million and $3.0 million, respectively, resulting in a net incentive fee for the three and nine months ended September 30, 2014, of $0.7 million and $1.3 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the six months covering January 1, 2015 through June 30, 2015, and for the three and nine months ended September 30, 2014, in order to support the current level of distributions to our stockholders. Due to the Amended Advisory agreement, the Advisor did not waive any portion of the incentive fee for the three months ended September 30, 2015. Waivers cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Amended Advisory Agreement, effective July 1, 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. We did not incur a capital gain fee for the three and nine months ended September 30, 2015.

Termination Fee

The Amended Advisory Agreement includes a termination fee whereby, in the event of our termination of the agreement without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the agreement after the Company has defaulted and applicable cure periods have expired. The agreement may also be terminated for cause by us (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions of the agreement, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses in performing services to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Prior to July 1, 2014, our allocable portion was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses is derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the three and nine months ended September 30, 2015, we recorded an administration fee of $0.3 million and $1.1 million, respectively, and for the three and nine months ended September 30, 2014, we recorded an administration fee of $0.3 million and $1.2 million, respectively.

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

Dealer Manager Agreement

In connection with the offering of our Senior Common Stock (see Note 10, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager Agreement terminated according to its terms on March 28, 2015, requiring us to write-off $0.1 million of deferred offering costs to general and administrative expense. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities was entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. In addition, we agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.3 million of payments during the three months ended March 31, 2015 and we made approximately $0.3 million and $0.4 million of payments during the three and nine months ended September 30, 2014, respectively, to Gladstone Securities pursuant to this agreement. All such payments are reflected as a component of Senior Common Stock costs as reflected in footnote 10.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.02 million and $0.2 million during the three and nine months ended September 30, 2015, which are reflected as deferred financing costs in the condensed consolidated balance sheets, on total mortgages secured of $9.2 million and $64.3 million, or 0.3% of total mortgages secured. We paid financing fees of $0.02 million and $0.1 million during the three and nine months ended September 30, 2014, on total mortgages secured of $6.1 million and $33.6 million, or 0.3% of total mortgages secured. The agreement is scheduled to terminate on August 31, 2016, unless renewed or earlier terminated pursuant to the provisions contained therein.

3. Loss per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for each of the three and nine months ended September 30, 2015 and 2014, respectively. We computed basic loss per share for the three and nine months ended September 30, 2015 and 2014, respectively, using the weighted average number of shares outstanding during the periods. Diluted loss per share for the three and nine months ended September 30, 2015 and 2014, reflects additional shares of common stock related to our convertible Senior Common Stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(1,382)	$(931)	$(2,788)	$(15,483)
Denominator for basic weighted average shares of common stock	21,403,808	17,739,084	20,820,559	16,685,162

Basic loss per share of common stock	$(0.06)	$(0.05)	$(0.13)	$(0.93)

Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(1,382)	$(931)	$(2,788)	$(15,483)

Net loss attributable to common stockholders plus assumed conversions (1)	$(1,382)	$(931)	$(2,788)	$(15,483)
Denominator for basic weighted average shares of common stock	21,403,808	17,739,084	20,820,559	16,685,162

Denominator for diluted weighted average shares of common stock (1)	21,403,808	17,739,084	20,820,559	16,685,162

Diluted loss per share of common stock	$(0.06)	$(0.05)	$(0.13)	$(0.93)

(1)	We excluded convertible shares of Senior Common Stock of 828,444 and 791,582 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015, respectively, because it was anti-dilutive. We also excluded 429,673 and 362,162 shares of convertible Senior Common Stock from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015 (1)	December 31, 2014
Real estate:
Land	$93,265	$88,394
Building and improvements	620,794	593,155
Tenant improvements	47,399	41,016
Accumulated depreciation	(104,877)	(92,133)

Real estate, net	$656,581	$630,432

(1)	Does not include real estate held for sale as of September 30, 2015.

Real estate depreciation expense on the building and tenant improvement assets were $5.7 million and $16.4 million for the three and nine months ended September 30, 2015, respectively, and $4.9 million and $13.8 million for the three and nine months ended September 30, 2014, respectively.

2015 Real Estate Activity

During the nine months ended September 30, 2015, we acquired five properties, which are summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage (unaudited)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized GAAP Rent	Debt Issued
Richardson, TX (1)	3/6/2015	155,984	9.5 Years	2 (5 years each)	$24,700	$108	$2,708	$14,573
Birmingham, AL	3/20/2015	30,850	8.5 Years	1 (5 years)	3,648	76	333	N/A
Columbus, OH	5/28/2015	78,033	15.0 Years	2 (5 years each)	7,700	72	637	4,466
Salt Lake City, UT (1)	5/29/2015	86,409	6.5 Years	1 (5 years)	22,200	149	2,411	13,000
Atlanta, GA (2)	7/15/2015	78,151	Multiple (2)	2 (5 years)	13,000	109	1,291	7,540

Total		429,427			$71,248	$514	$7,380	$39,579

(1)	The tenant occupying this property is subject to a gross lease.
(2)	This building is 100% leased to one tenant through two leases. 30% of this space is leased for 15 years, while the remaining space is leased for 7 years.

In accordance with Accounting Standards Codification, or ASC, 805, “Business Combinations,” we determined the fair value of the acquired assets related to the five properties acquired during the nine months ended September 30, 2015, as follows (dollars in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Total Purchase Price
Richardson, TX	$2,709	$12,503	$2,761	$2,046	$1,791	$1,915	$975	$—	$24,700
Birmingham, AL	650	1,683	351	458	146	360	—	—	3,648
Columbus, OH	1,338	3,511	1,547	1,144	672	567	—	(1,079)	7,700
Salt Lake City, UT	3,248	11,861	1,268	2,396	981	1,678	821	(53)	22,200
Atlanta, GA	2,271	7,862	916	750	548	723	44	(114)	13,000

	$10,216	$37,420	$6,843	$6,794	$4,138	$5,243	$1,840	$(1,246)	$71,248

Below is a summary of the total revenue and earnings recognized on the five properties acquired during the nine months ended September 30, 2015 (dollars in thousands):

		For the three months ended September 30,		For the nine months ended September 30,
		2015		2015
Location	Acquisition Date	Rental Revenue	Earnings (1)	Rental Revenue	Earnings (1)
Richardson, TX	3/6/2015	$656	$96	$1,496	$423
Birmingham, AL	3/20/2015	83	(22)	177	84
Columbus, OH	5/28/2015	177	18	244	166
Salt Lake City, UT	5/29/2015	572	163	780	441
Atlanta, GA	7/15/2015	274	214	274	214

		$1,762	$469	$2,971	$1,328

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the properties acquired during the three and nine months ended September 30, 2015 and the twelve months ended December 31, 2014, respectively were acquired as of January 1, 2014. The pro-forma earnings for the three and nine months ended September 30, 2015 and 2014 were adjusted to assume that acquisition-related costs were incurred as of the previous period (dollars in thousands, except per share amounts):

	For the three months ended September 30, (unaudited)		For the nine months ended September 30, (unaudited)
	2015	2014	2015	2014
Operating Data:
Total operating revenue	$21,402	$21,624	$64,059	$65,425
Total operating expenses	(13,539)	(13,222)	(38,651)	(53,311)
Other expenses	(7,820)	(8,029)	(23,485)	(23,120	)(1)

Net income (loss)	43	373	1,923	(11,006)
Dividends attributable to preferred and senior common stock	(1,286)	(1,160)	(3,818)	(3,417)

Net loss attributable to common stockholders	$(1,243)	$(787)	$(1,895)	$(14,423)

Share and Per Share Data:
Basic (loss) earnings per share of common stock - pro forma	$(0.06)	$(0.04)	$(0.09)	$(0.86)
Diluted (loss) earnings per share of common stock - pro forma	$(0.06)	$(0.04)	$(0.09)	$(0.86)
Basic (loss) earnings per share of common stock - actual	$(0.06)	$(0.05)	$(0.13)	$(0.93)
Diluted (loss) earnings per share of common stock - actual	$(0.06)	$(0.05)	$(0.13)	$(0.93)
Weighted average shares outstanding-basic	21,403,808	17,739,084	20,820,559	16,685,162
Weighted average shares outstanding-diluted	21,403,808	17,739,084	20,820,559	16,685,162

(1)	$14.0 million of other expenses relates to the impairment charge recorded in operating expenses during the nine months ended September 30, 2014.

Significant Real Estate Activity on Existing Assets

On July 13, 2015 we executed a lease with a new tenant in our Raleigh, North Carolina property to occupy 86,886 square feet, representing 75.0% of the total square footage. The current tenant retained 18.0% of the space. Therefore, the building is approximately 93.0% occupied. The lease commenced on August 1, 2015 and will expire on December 31, 2027. The new lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.5 million. The lease grants the tenant two extension options for an additional five years each. In connection with the execution of the lease, we provided $0.8 million in tenant improvements and $0.4 million in leasing commissions.

On August 28, 2015 we modified a lease with one of our tenants in our multi-tenant Indianapolis, Indiana property. The tenant, which previously occupied 4,512 square feet, increased its square footage to 6,903 square feet and extended their lease term an additional 3 years through September 2021. The original lease term would have expired in October 2018. This lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.1 million, a $0.03 million increase over the previous lease. In connection with the extension of the lease and modification of certain of its terms, we provided $0.06 million in tenant improvements.

On September 18, 2015 we executed a lease with a tenant to occupy a portion of our previously vacant property located in Baytown, Texas. The lease is for 57.0% of the building, and is for a seven year term. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.13 million. The tenant has two options to renew the lease for an additional period of five years each. In connection with the execution of the lease, we provided $0.2 million in tenant improvements and $0.06 million in leasing commissions.

2014 Real Estate Activity

During the nine months ended September 30, 2014, we acquired eight properties, which are summarized in the table below (dollars in thousands):

			Lease			Total Purchase	Acquisition	Annualized Straight		Debt Issued &
Location	Acquisition Date	Square Footage	Term	Renewal Options		Price	Expenses	Line Rent		Assumed
Allen, TX	3/27/2014	21,154	12 Years	4 (5 years each)		$5,525	$33	$570		$3,481
Colleyville, TX	3/27/2014	20,355	12 Years	4 (5 years each)		4,523	33	467		2,849
Rancho Cordova, CA (4)	4/22/2014	61,358	10 Years	1 (5 year)		8,225	73	902		4,935
Coppell, TX	5/8/2014	21,171	12 Years	4 (5 years each)		5,838	26	601		3,816
Columbus, OH	5/13/2014	114,786	9.5 Years (1)	N/A	(1)	11,800	70	1,278	(3)	N/A
Taylor, PA	6/9/2014	955,935	10 Years	4 (5 years each)		39,000	730	3,400		22,600
Aurora, CO	7/1/2014	124,800	15 Years	2 (5 years each)		8,300	91	768		N/A
Indianapolis, IN (4)	9/3/2014	86,495	11.5 Years (2)	2 (5 years each)	(2)	10,500	58	1,504	(3)	6,100

Total		1,406,054				$93,711	$1,114	$9,490		$43,781

(1)	Lease term and renewal options are reflective of the largest tenant. The smaller tenant’s lease terminates in November 2016 and contains no renewal options.
(2)	Lease term and renewal options are reflective of the largest tenant. The other tenants in the building have varying lease expirations from December 2015 to October 2018. No other tenants have renewal options.
(3)	Rent figure is reflective of aggregate rent among all tenants occupying the building.
(4)	Tenants occupying these properties are subject to a gross lease.

In accordance with ASC 805, we determined the fair value of the acquired assets related to the eight properties acquired during the nine months ended September 30, 2014 as follows (in thousands):

			Tenant	In-place		Customer	Above Market	Below Market	Premium on	Total Purchase
	Land	Building	Improvements	Leases	Leasing Costs	Relationships	Leases	Leases	Assumed Debt	Price
Allen, TX	$874	$3,509	$125	$598	$273	$218	$—	$—	$(72)	$5,525
Colleyville, TX	1,277	2,307	117	486	220	181	—	(6)	(59)	4,523
Rancho Cordova, CA	752	5,898	278	473	546	278	—	—	—	8,225
Coppell, TX	1,448	3,221	128	636	293	230	—	—	(118)	5,838
Columbus, OH	990	6,080	1,937	823	719	990	261	—	—	11,800
Taylor, PA	3,102	24,449	956	6,171	1,452	2,870	—	—	—	39,000
Aurora, CO	2,882	3,825	92	413	806	282	—	—	—	8,300
Indianapolis, IN	502	5,334	1,088	1,990	741	732	126	(13)	—	10,500

	$11,827	$54,623	$4,721	$11,590	$5,050	$5,781	$387	$(19)	$(249)	$93,711

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

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of September 30, 2015 and December 31, 2014 respectively (in thousands):

	September 30, 2015 (1)		December 31, 2014
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$65,642	$(21,198)	$59,233	$(17,379)
Leasing costs	42,936	(13,803)	38,305	(11,411)
Customer relationships	46,230	(13,844)	41,243	(11,177)

	$154,808	$(48,845)	$138,781	$(39,967)

	Deferred Rent Receivable/(Liability)	Accumulated Amortization	Deferred Rent Receivable/(Liability)	Accumulated Amortization
Above market leases	$9,591	$(6,307)	$8,314	$(6,384)
Below market leases	16,946	(7,932)	15,939	(7,345)

	$26,537	$(14,239)	$24,253	$(13,729)

Total	$181,345	$(63,084)	$163,034	$(53,696)

(1)	Does not include real estate held for sale as of September 30, 2015.

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.3 million and $9.7 million for the three and nine months ended September 30, 2015, respectively, and $2.6 million and $7.3 million for the three and nine months ended September 30, 2014, respectively, and is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Total amortization related to above-market lease values was $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively. Total amortization related to below-market lease values was $0.2 million and $0.7 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the nine months ended September 30, 2015 and 2014, respectively, were as follows:

Intangible Assets & Liabilities	2015	2014
In-place leases	11.5	10.2
Leasing costs	11.5	10.2
Customer relationships	16.1	14.6
Above market leases	17.2	9.3
Below market leases	13.5	9.9

All intangible assets & liabilities	12.9	11.5

5. Real Estate Held for Sale and Impairment Charges

Real Estate Held for Sale

As of September 30, 2015, we classified five of our properties, which are located in Columbus, Ohio; Dayton, Ohio; Hialeah, Florida; Columbia, Missouri; and Birmingham, Alabama, as held for sale under the provisions of ASC 360-10, “Property, Plant, and Equipment,” which requires that the assets and liabilities of any such properties, be presented separately in our condensed consolidated balance sheet in the current period presented. In each case, we either executed a purchase and sale agreement with a third party purchaser, or we have currently listed the property for sale with a third party broker. We anticipate all sales to close during the fourth quarter of 2015. With the exception of the Dayton, Ohio property, the respective agreed upon purchase price, net of expected costs to sell, is in excess of the carrying values of each property as of September 30, 2015, and thus the properties were measured at their carrying value in our condensed consolidated balance sheet as of September 30, 2015 in accordance with ASC 360-10. The Dayton, Ohio property was determined to be impaired as of September 30, 2015, with further discussion below.

The table below summarizes the components of income from real estate and related assets held for sale (dollars in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2015		2014	2015		2014
Operating revenue	$505		$623	$1,626		$1,732
Operating expense	744	(1)	234	1,034	(1)	556
Other expense	47		67	175		201

(Loss) income from real estate and related assets held for sale	$(286)		$322	$417		$975

(1)	$0.6 million of operating expenses relates to the impairment charge recorded in operating expenses during the nine months ended September 30, 2015.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheet (dollars in thousands):

September 30, 2015
ASSETS HELD FOR SALE
Real estate, at cost	$19,271
Less: accumulated depreciation	(3,680)

Total real estate held for sale, net	15,591

Lease intangibles, net	153
Deferred rent receivable, net	1,046
Deferred financing costs, net	2
Other assets	40

TOTAL ASSETS HELD FOR SALE	$16,832

LIABILITIES HELD FOR SALE
Deferred rent liability, net	$141
Asset retirement obligation	245
Accounts payable and accrued expenses	51
Other liabilities	867

TOTAL LIABILITIES HELD FOR SALE	$1,304

Impairment Charges

We determined that our Dayton, Ohio property should be classified as held for sale during the third quarter of 2015. In determining a market value for this particular property we used the sales comparison approach. Subsequently, we identified that the fair value for this particular property was below the carrying value of this property as of September 30, 2015. Accordingly, we reduced the carrying value of this property to its estimated fair value, less cost to sell, and we recognized an impairment loss of $0.6 million during the quarter ended September 30, 2015. We performed an analysis of our planned real estate dispositions and impaired property for the quarter ended September 30, 2015 and determined that these properties should not be classified as discontinued operations as neither constituted a strategic shift in our operations in accordance with ASU 2014-08. We continue to monitor our portfolio for any other indicators of impairment.

6. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit as of September 30, 2015 and December 31, 2014 are summarized below (dollars in thousands):

		Carrying Value at
	Encumbered properties at September 30, 2015	September 30, 2015	December 31, 2014	Stated Interest Rates at September 30, 2015 (4)		Scheduled Maturity Dates at September 30, 2015
Mortgage and Other Secured Loans:
Fixed rate mortgage loans	71	$452,866	$450,392	(1)		(2)
Variable rate mortgage loans	8	29,570	8,200	(3)		(2)
Premiums and discounts (net)	N/A	476	707	N/A		N/A

Total Mortgage Notes Payable	79	$482,912	$459,299	(5)

Variable rate Line of Credit	20	55,500	43,300	LIBOR + 2.75	%(3)	8/1/2017

Total Mortgage Notes Payable and Line of Credit	99	$538,412	$502,599

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.75% to 6.80%.
(2)	We have 46 mortgage notes payable with maturity dates ranging from 12/11/2015 through 1/6/2039.
(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.15% to one month LIBOR + 2.25%. At September 30, 2015, one month LIBOR was approximately 0.19%.
(4)	The weighted average interest rate on all debt outstanding at September 30, 2015, was approximately 4.87%.
(5)	The weighted average interest rate on the mortgage notes outstanding at September 30, 2015, was approximately 5.10%.

N/A - Not Applicable

Mortgage Notes Payable

As of September 30, 2015, we had 46 mortgage notes payable, collateralized by a total of 79 properties with a net book value of $691.9 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the nine months ended September 30, 2015, we issued six long-term mortgages, collateralized by seven properties, which are summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Debt Issued	Interest Rate	Maturity Date		Amortization Period (months)
3/6/2015	PNC Bank, NA	$14,573	3.86%	4/1/2025		300
5/28/2015	FC Bank	4,466	3.75%	6/1/2022		85
6/16/2015	Guggenheim Partners	13,000	3.99%	7/1/2045
6/29/2015	Synovus Bank	19,780	LIBOR + 2.25%	7/1/2018	(1)
7/1/2015	Synovus Bank	1,700	LIBOR + 2.25%	7/1/2018	(2)
7/15/2015	Prudential Mortgage Capital Company	7,540	4.53%	8/1/2022

		$61,059

(1)	We refinanced maturing debt on our Duncan, South Carolina and Charlotte, North Carolina properties which had aggregate balloon principal payments of $19.1 million. We completed this refinance on June 29, 2015.
(2)	We refinanced maturing debt on our Akron,Canton and Dayton, Ohio proerties, which had aggregate balloon principal payments of $11.3 million. We completed this refinance on July 1, 2015.

We made payments of $0.3 million and $1.2 million for deferred financing costs during the three and nine months ended September 30, 2015, respectively, and payments of $0.1 million and $0.7 million during the three and nine months ended September 30, 2014, respectively.

Scheduled principal payments of mortgage notes payable for the remainder of 2015, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Three Months ending December 31, 2015	$5,749	(1)
2016	100,279
2017	69,049
2018	40,908
2019	35,738
2020	7,828
Thereafter	222,885

	$482,436	(2)

(1)	This figure includes one balloon principal payment that matures in fourth quarter 2015. We plan to refinance using a combination of new mortgage debt and equity.
(2)	This figure is exclusive of premiums and discounts (net) on assumed debt, which were $0.48 million as of September 30, 2015.

Refinancing

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

Interest Rate Cap

We have entered into interest rate cap agreements that caps the interest rate on certain of our notes payable when one-month LIBOR is in excess of 3.0%. The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as interest expense on our accompanying condensed consolidated statements of operations. Generally, we will estimate the fair value of our interest rate caps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2015 and December 31, 2014, our interest rate cap agreements were valued using Level 3 inputs. The following table summarizes the key terms of each interest rate cap agreement (dollars in thousands):

			As of September 30,			As of December 31,
			2015			2014
	LIBOR Cap	Maturity Date	Notional Amount	Cost	Fair Value	Notional Amount	Cost	Fair Value
Interest Rate Cap
Nov-13	3.00%	Dec-16	$8,200	$31	$—	$8,200	$31	$4
Jul-15	3.00%	Jul-18	21,370	68	19	—	—	—

			$29,570	$99	$19	$8,200	$31	$4

Fair Value

The fair value of all mortgage notes payable outstanding as of September 30, 2015 was $495.6 million, as compared to the carrying value stated above of $482.9 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

The amount outstanding under the Line of Credit approximates fair value as of September 30, 2015, because the debt is subject to a variable interest rate, determined by market forces, as well as a recently renewed interest rate spread.

Line of Credit

In August 2013, we procured a senior unsecured revolving credit facility, or the Line of Credit, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent). On October 5, 2015, we expanded our Line of Credit to $85.0 million and extended the maturity date 1-year through August 2018, with a 1-year extension option through August 2019. We also added a $25.0 million 5-year term loan facility, which matures in October 2020. The interest rate on the revolving line of credit was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the two facilities was increased from $100.0 million to $150.0 million. We also added 3 new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Banks, Fifth Third Bank, US Bank and Huntington Bank. We were subject to payment of $0.5 million for the modification of the agreement.

As of September 30, 2015, there was $55.5 million outstanding under our Line of Credit at an interest rate of approximately 2.94% and $3.9 million outstanding under letters of credit at a weighted average interest rate of 2.75%. As of October 27, 2015, the maximum additional amount we could draw was $13.8 million. We were in compliance with all covenants under the Line of Credit as of September 30, 2015.

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

The fair value of our Term Preferred Stock as of September 30, 2015, was $39.5 million, as compared to the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of September 30, 2015 of $25.68. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

8. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the remainder of 2015 and each of the five succeeding years and thereafter, are as follows (dollars in thousands):

		For the year ended December 31,
Location	Lease End Date	2015	2016	2017	2018	2019	2020	Thereafter
Tulsa, OK	Apr-21	$42	$169	$169	$169	$169	$169	$85
Dartmouth, MA	May-36	44	174	174	174	174	174	3,126
Springfield, MA	Feb-30	21	86	89	90	90	90	884
Salt Lake City, UT	Nov-40	7	30	30	31	32	33	853

		$114	$459	$462	$464	$465	$466	$4,948

Expenses recorded in connection to rental expense incurred for the properties listed above during both the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014 were $0.1 million, and $0.3 million, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.

9. Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2015 (dollars in thousands):

	Shares Issued							Notes	Distributions in
	Preferred	Senior Common	Common	Preferred	Senior Common	Common	Additional Paid in	Receivable from	Excess of Accumulated	Total Stockholders’
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Employees	Earnings	Equity
Balance at December 31, 2014	2,150,000	809,411	19,589,606	$2	$1	$20	$369,748	$(375)	$(151,724)	$217,672

Issuance of senior common stock and common stock, net	—	183,658	2,154,173	—	—	2	38,653	—	—	38,655
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(27,305)	(27,305)
Principal repayments of employee notes receivable	—	—	—	—	—	—	—	375	—	375
Net income	—	—	—	—	—	—	—	—	1,030	1,030

Balance at September 30, 2015	2,150,000	993,069	21,743,779	$2	$1	$22	$408,401	$—	$(177,999)	$230,427

Distributions

Our Board of Directors declared the following distributions per share for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Common Stock	$0.375	$0.375	$1.125	$1.125
Senior Common Stock	0.2625	0.2625	0.7875	0.7875
Series A Preferred Stock	0.4843749	0.4843749	1.4531247	1.4531247
Series B Preferred Stock	0.4688	0.4688	1.4063	1.4063
Series C Preferred Stock	0.4453	0.4453	1.3359	1.3359

ATM Program

In September 2014 we entered into an open market sale agreement, or the ATM Program, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $100.0 million on the open market through Cantor Fitzgerald, acting as sales agent and/or principal. During the nine months ended September 30, 2015, we raised approximately $36.2 million in net proceeds under the ATM Program. As of September 30, 2015, we have sold a total of 4.0 million shares with aggregate gross proceeds of $69.3 million, and have a remaining capacity to sell up to $30.7 million of common stock under the ATM Program.

Senior Common Program

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our Senior Common Stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares were intended to be offered pursuant to the primary offering and 500,000 shares were intended to be offered pursuant to our senior common distribution reinvestment plan, or the DRIP. This offering terminated according to its terms on March 28, 2015. During the three months ended March 31, 2015, we sold 189,052 shares of our Senior Common Stock at $15.00 per share and issued 5,134 shares of our Senior Common Stock under the Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission, were $2.6 million. At the conclusion of the offering on March 28, 2015, we had sold 927,994 shares of Senior Common Stock, for gross proceeds of $13.9 million, and issued an additional 27,038 shares of Senior Common Stock under the DRIP program.

10. Subsequent Events

On October 2, 2015 we modified a lease with one of our tenants in our multi-tenant Indianapolis, Indiana property. This tenant, occupying 1,427 square feet, extended their lease term an additional three years through March 31, 2019. The original lease term would have expired on December 31, 2015. This lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.02 million.

On October 13, 2015, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
October 26, 2015	November 4, 2015	$0.125	$0.1614583	$0.15625	$0.1484375
November 17, 2015	November 30, 2015	0.125	0.1614583	0.15625	0.1484375
December 18, 2015	December 31, 2015	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
October	November 6, 2015	$0.0875
November	December 7, 2015	0.0875
December	January 8, 2016	0.0875

Total		$0.2625

On October 20, 2015 we acquired a 90,626 square foot industrial facility located in the Atlanta, Georgia suburb of Villa Rica for $6.6 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $3.8 million of mortgage debt on the property. This property is 100% leased to one tenant for 18 years, with 2 options to renew this lease for an additional 5 years each. The lease provides for prescribed rent escalations over its life with annualized straight line rents of $0.6 million. The average cap rate on this acquisition is 9.2%.

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

General

We are an externally-advised real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003, primarily for the purpose of investing in and owning net leased industrial, commercial and retail real property and selectively making long-term industrial and commercial mortgage loans. Our portfolio of real estate is leased to a wide cross section of tenants ranging from small businesses to large public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having triple net leases with terms of approximately 7 to 15 years and built in rental rate increases. Under a triple net lease, the tenant is required to pay all operating, maintenance and insurance costs and real estate taxes with respect to the leased property. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We currently own 102 properties totaling 11.2 million square feet, which have a total gross and net carrying value, including intangible assets and properties held for sale, of $943.1 million and $784.9 million, respectively. We also currently have two mortgage loan receivables outstanding for an aggregate of $5.9 million, for which we earn interest of 22.0% per annum through the maturity date. These loans mature upon the earlier of April 2016 or the sale of the underlying property, which is anticipated to occur in December 2015. We expect these mortgage loan receivables to be paid in full during the fourth quarter 2015.

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain and volatile, and we remain cautious about a sustained long-term economic recovery. Vacancy rates have decreased for both office and industrial properties in most markets as increased user demand with restrained new construction activity has led to improved conditions. In fact, vacancy rates in many markets have been reduced to levels seen at the latest peak before the recession and rental rates have increased in many primary and secondary markets. Construction activity for both office and industrial properties is on the rise, however, vacancy rates in certain secondary markets are still higher than pre-recession levels, as job growth has yet to return to all areas of the country even though the national unemployment rate has dropped over the past 12 months. While interest rates have increased since the beginning of the year, property financing costs are still at low levels. This environment has led to increased competition for new acquisitions. In addition, the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term as well as international geo-political issues has increased domestic and global economic instability. These developments and our government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access both the debt and equity markets on favorable terms. In addition, a further decrease to the U.S. credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on one or more of our tenants, or our business, financial condition and results of operations.

We continue to focus on re-leasing vacant space, renewing upcoming lease maturities and acquiring additional properties. Currently, we have two fully vacant buildings located in Newburyport, Massachusetts and Dayton, Ohio and three partially vacant buildings located in Bolingbrook, Illinois; Baytown, Texas; and Burnsville, Minnesota. Our Newburyport, Massachusetts tenant vacated upon its lease termination in April 2015 and our Dayton, Ohio tenant vacated upon its lease termination in June 2015. Our Dayton, Ohio property is currently marketed for sale and we anticipate selling this property during the fourth quarter.

We originally had 12 leases expiring in 2015: we have successfully extended the leases for 8 of these tenants, and the properties associated with 2 of these leases have been classified as held for sale. Of the remaining two properties, one is currently vacant and the other is in lease extension negotiations with the current sub-tenant. We only have 3 leases expiring in 2016, and we anticipate executing lease extensions for 2 of these properties with 2016 lease expirations by the end of 2015. We only have 6 expiring leases in 2017 and 3 expiring leases in 2018, which are each less than 2.0% of annualized rents for each respective year.

Our available vacant space at September 30, 2015 comprises less than 2.12% of our total square footage and the annual carrying costs, including real estate taxes and property operating expenses, are approximately $1.9 million. We continue to actively seek new tenants for these properties.

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

Recent Developments

Q3 2015 Investment Activity

Atlanta, Georgia: On July 15, 2015 we acquired a 78,151 square foot office building located in Atlanta, Georgia for $13.0 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $7.5 million of mortgage debt on the property. The tenant has leased 54,836 square feet for 7 years, and 23,315 square feet for 15 years. The tenant has 2 options to renew both leases for an additional 5 years each. The leases provide for prescribed rent escalations over its life with annualized straight line rents of $1.3 million. The average cap rate on this acquisition is 9.9%.

Villa Rica, Georgia: On October 20, 2015 we acquired a 90,626 square foot industrial facility located in the Atlanta, Georgia suburb of Villa Rica for $6.6 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $3.8 million of mortgage debt on the property. This property is 100% leased to one tenant for 18 years, with 2 options to renew this lease for an additional 5 years each. The lease provides for prescribed rent escalations over its life with annualized straight line rents of $0.6 million. The average cap rate on this acquisition is 9.2%.

2015 Sale Activity

Columbus, Ohio: On February 20, 2015, we entered into a purchase and sale agreement with the sub tenant to sell our Columbus, Ohio property for $2.8 million, an amount greater than the current carrying value of the property. The lease on this property terminated in September 2015 and we executed a new lease with the sub tenant, who currently occupies the property, through the date of the sale. We anticipate the sale to be completed in November 2015. We considered this asset to be non-core to our long term strategy, and we will re-deploy the proceeds from this sale into future acquisitions.

Dayton, Ohio: On September 1, 2015 we listed this property for sale. We determined the fair value of this property was below our carrying value of $0.9 million, and we recognized an impairment loss during the three and nine months ended September 30, 2015 of $0.6 million. We consider this asset to be non-core to our long term strategy, and we will re-deploy the proceeds from the sale into future acquisitions.

Hialeah, Florida: On September 10, 2015, we listed this property for sale. We considered this asset to be non-core to our long term strategy, and we will re-deploy the proceeds from this sale into future acquisitions.

Birmingham, Alabama and Columbia, Missouri: We are negotiating a letter of intent with the current tenant to sell two of the three properties they are currently leasing in Birmingham, Alabama and Columbia, Missouri, for $4.1 million, an amount greater than the current carrying value on the respective properties. We anticipate the sale to be completed in November 2015. We considered this asset to be non-core to our long term strategy, and we will re-deploy the proceeds from this sale into future acquisitions.

Q3 2015 Financing Activity

The following is a summary of our recent financings:

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

KeyBank Line of Credit: On October 5, 2015, we expanded our Line of Credit to $85.0 million and extended the maturity date one year through August 2018, with a one year extension option through August 2019. We also added a $25.0 million 5-year term loan facility, which matures in October 2020. The interest rate on the revolving line of credit was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the two facilities was increased from $100.0 million to $150.0 million. We also added 3 new lenders to the bank syndicate. The bank group is now comprised of KeyBank, Comerica Banks, Fifth Third Bank, US Bank and Huntington Bank. We were subject to payment of $0.5 million for the modification of the agreement.

Keybank National Association: On October 20, 2015 through a wholly-owned subsidiary, we borrowed $3.8 million pursuant to a long-term note payable from Keybank National Association, which is collateralized by a security interest in our Villa Rica, Georgia property. The note accrues interest at a fixed rate of 4.59% per year, and has a maturity date of November 1, 2025. We used the proceeds from the note to acquire the property in Villa Rica, Georgia described above on the same date.

Q3 2015 Leasing Activities

Raleigh, North Carolina: On July 13, 2015 we executed a lease with a new tenant in our Raleigh, North Carolina property to occupy 86,886 square feet, representing 75.0% of the total square footage. The current tenant retained 18.0% of the space. Therefore, the building is approximately 93.0% occupied. The lease commenced on August 1, 2015 and will expire on December 31, 2027. The new lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.5 million. The lease grants the tenant two extension options for an additional five years each. In connection with the execution of the lease, we will pay $0.8 million in tenant improvements, and $0.4 million in leasing commissions.

Indianapolis, Indiana: On August 28, 2015 we modified a lease with one of our tenants in our multi-tenant Indianapolis, Indiana property. This tenant, previously occupying 4,512 square feet, added an additional suite to its lease, increasing its leased square footage to 6,903. The tenant also extended their lease term an additional 3 years through September 2021. The original lease term would have expired in October 2018. This lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.1 million, a $0.03 million increase over the previous lease. In connection with the extension of the lease and modification of certain of its terms, we provided $0.06 million in tenant improvements.

Baytown, Texas: On September 18, 2015 we executed a lease with a tenant to occupy a portion of our previously vacant property located in Baytown, Texas. The lease is for 57.0% of the building, and is for a seven year term. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.13 million. The tenant has two options to renew the lease for an additional period of five years each. In connection with the execution of the lease, we provided $0.2 million in tenant improvements and $0.06 million in leasing commissions.

Indianapolis, Indiana: On October 2, 2015 we modified a lease with one of our tenants in our multi-tenant Indianapolis, Indiana property. This tenant, occupying 1,427 square feet, extended their lease term an additional three years through March 31, 2019. The original lease term would have expired on December 31, 2015. This lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.02 million.

2015 Equity Activities

The equity issuances summarized below were issued under our universal shelf registration statement (File No. 333-190931) that was effective and on file with the Securities and Exchange Commission at the time of each respective issuance.

ATM Program: During the nine months ended September 30, 2015, we sold 2.2 million shares, raising an aggregate of $36.2 million in net proceeds under our ATM Program with Cantor Fitzgerald. Proceeds from these sales were used to acquire real estate, repay indebtedness and for other general corporate purposes. Under the ATM Program we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $100.0 million on the open market through Cantor Fitzgerald, as agent, or to Cantor Fitzgerald, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We raised $72.9 million in net proceeds under the ATM Program from September 2014 to date. Sales of shares of our common stock through our ATM Program are executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market, or the NASDAQ, or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Cantor Fitzgerald, including a combination of any of these transactions. Proceeds from this offering were used to acquire real estate and for general corporate purposes.

Senior Common Program: During the nine months ended September 30, 2015, we sold 189,052 shares of our Senior Common Stock at $15.00 per share and issued 5,134 shares of our Senior Common Stock under the associated Dividend Reinvestment Plan, or DRIP, program. The net proceeds, after deducting the underwriting discount and commission, were $2.6 million. This offering terminated according to its terms on March 28, 2015, and we wrote-off $0.1 million of deferred offering costs related to such termination. Proceeds from this offering were used to acquire real estate and for general corporate purposes.

Diversity of Our Portfolio

Our Adviser seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the nine months ending September 30, 2015, our largest tenant comprised only 6.0% of total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the three and nine months ended September 30, 2015 and 2014, respectively (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2015		2014		2015		2014
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Healthcare	$3,302	16.0%	$2,287	12.5%	$9,129	15.2%	$6,199	11.7%
Telecommunications	3,200	15.5	3,115	17.0	9,528	15.9	9,453	18.0
Automobile	2,635	12.8	2,006	10.9	7,907	13.2	6,522	12.3
Personal, Food & Miscellaneous Services	1,576	7.6	1,333	7.3	4,730	7.9	3,996	7.6
Diversified/Conglomerate Services	1,186	5.7	1,162	6.3	3,524	5.9	1,992	3.8
Electronics	1,139	5.5	1,659	9.0	3,539	5.9	4,414	8.4
Diversified/Conglomerate Manufacturing	1,099	5.3	934	5.1	3,152	5.3	2,940	5.6
Chemicals, Plastics & Rubber	789	3.8	792	4.3	2,367	3.9	2,467	4.7
Machinery	772	3.7	675	3.7	2,317	3.9	1,878	3.6
Personal & Non-Durable Consumer Products	656	3.2	651	3.5	1,972	3.3	1,953	3.7
Information Technology	572	2.8	—	0.0	780	1.3	—	—
Banking	563	2.7	291	1.6	1,142	1.9	868	1.7
Childcare	556	2.7	555	3.0	1,667	2.8	1,209	2.3
Buildings and Real Estate	548	2.7	547	3.0	1,643	2.7	1,631	3.1
Beverage, Food & Tobacco	525	2.5	749	4.1	1,953	3.3	2,246	4.3
Containers, Packaging & Glass	521	2.5	521	2.8	1,563	2.6	1,563	3.0
Printing & Publishing	391	1.9	477	2.6	1,170	2.0	1,397	2.7
Oil & Gas	327	1.6	318	1.7	981	1.6	956	1.8
Education	164	0.8	164	0.9	492	0.8	492	0.9
Home & Office Furnishings	132	0.7	132	0.7	397	0.6	397	0.8

	$20,653	100.0%	$18,368	100.0%	$59,953	100.0%	$52,573	100.0%

The table below reflects the breakdown of total rental income by state for the three and nine months ended September 30, 2015 and 2014, respectively (dollars in thousands):

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
State	Rental Revenue	% of Base Rent	Number of Leases	Rental Revenue	% of Base Rent	Number of Leases
Texas	$3,690	17.9%	11	$3,028	16.5%	10
Ohio	2,621	12.7	17	2,576	14.0	16
Pennsylvania	1,655	8.0	6	1,654	9.0	6
North Carolina	1,397	6.8	7	1,308	7.1	7
South Carolina	1,115	5.4	2	1,115	6.1	2
Michigan	1,074	5.2	4	443	2.4	2
Georgia	992	4.8	5	942	5.1	4
Minnesota	819	4.0	3	1,002	5.5	4
Colorado	813	3.9	3	568	3.1	2
All Other States	6,477	31.3	38	5,732	31.2	35

Total	$20,653	100.0%	96	$18,368	100.0%	88

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
State	Rental Revenue	% of Base Rent	Number of Leases	Rental Revenue	% of Base Rent	Number of Leases
Texas	$10,588	17.7%	11	$8,646	16.4%	10
Ohio	7,675	12.8	17	7,380	14.0	16
Pennsylvania	4,967	8.3	6	3,475	6.6	6
North Carolina	4,044	6.8	7	3,766	7.2	7
South Carolina	3,346	5.6	2	3,346	6.4	2
Michigan	3,221	5.4	4	1,836	3.5	2
Minnesota	2,456	4.1	3	3,340	6.4	4
Colorado	2,438	4.1	3	1,320	2.5	2
Georgia	2,429	4.1	5	2,379	4.5	4
All Other States	18,789	31.1	38	17,085	32.5	35

Total	$59,953	100.0%	96	$52,573	100.0%	88

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

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland. With the exception of Ms. Danielle Jones, our chief financial officer, Mr. Jay Beckhorn, our treasurer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation, two of our affiliates. In addition, with the exception of Mr. Cutlip and Ms. Jones, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land Corporation, an affiliate of ours. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Advisory Agreement

On July 24, 2015, we entered into an amended and restated advisory agreement, or the Amended Advisory Agreement, with the Adviser. Our entrance into the agreement was approved unanimously by our Board of Directors, including separate and unanimous approval by the independent directors on our Board of Directors.

The calculation of the annual base management fee was revised to equal 1.5% of our total stockholders’ equity, (before giving effect to the base management and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (only after approval of our Compensation Committee), or adjusted total stockholders’ equity. The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure.

The calculation of the annual incentive fee was revised to reward the Adviser if our quarterly Core FFO (defined below), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0%, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee), or the new hurdle rate. The Adviser receives 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed the average quarterly incentive fee paid by us for the previous four quarters by greater than 15.0% (excluding quarters for which no incentive fee was paid). Core FFO is defined as GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

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

Management believes the Amended Advisory Agreement will facilitate our growth of FFO and distributions to stockholders in the future. Management also believes that this agreement will allow us to become more competitive in sourcing and retaining talented investment and operations professionals at the Adviser.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our 2014 Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2015.

Results of Operations

The weighted average yield on our total portfolio, which was 8.7% and 9.0% as of September 30, 2015 and 2014, respectively, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2015 and 2014 is below (dollars in thousands, except per share amounts):

	For the three months ended September 30,
	2015	2014	$ Change	% Change
Operating revenues
Rental revenue	$20,653	$18,368	$2,285	12%
Tenant recovery revenue	437	549	(112)	-20%
Interest income from mortgage note receivable	285	97	188	NM

Total operating revenues	21,375	19,014	2,361	12

Operating expenses
Depreciation and amortization	9,006	7,516	1,490	20%
Property operating expenses	1,612	1,202	410	34%
Acquisition related expenses	138	233	(95)	-41%
Base management fee	872	741	131	18%
Incentive fee	621	1,538	(917)	-60%
Administration fee	326	260	66	25%
General and administrative	446	538	(92)	-17%
Impairment charge	622	280	342	122%

Total operating expenses before credit to incentive fee	13,643	12,308	1,335	11%

Credit to incentive fee	—	(851)	851	-100%

Total operating expenses	13,643	11,457	2,186	19%

Other expense
Interest expense	(7,142)	(6,679)	(463)	7%
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	—	0%
Other income	—	37	(37)	-100%

Total other expense	(7,828)	(7,328)	(500)	7%

Net (loss) income	(96)	229	(325)	-142%

Distributions attributable to Series A and B preferred stock	(1,023)	(1,023)	—	0%
Distributions attributable to senior common stock	(263)	(137)	(126)	92%

Net loss attributable to common stockholders	$(1,382)	$(931)	$(451)	48%

Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	$(0.06)	$(0.05)	$(0.01)	19%

FFO available to common stockholders	$8,246	$6,865	$1,381	20%

FFO per weighted average share of common stock - diluted	$0.37	$0.38	$(0.01)	-3%

NM = Not meaningful

	For the nine months ended September 30,
	2015	2014	$ Change	% Change
Operating revenues
Rental revenue	$59,953	$52,573	$7,380	14%
Tenant recovery revenue	1,195	1,870	(675)	-36%
Interest income from mortgage note receivable	835	97	738	NM

Total operating revenues	61,983	54,540	7,443	14%

Operating expenses
Depreciation and amortization	26,160	21,107	5,053	24%
Property operating expenses	3,752	3,834	(82)	-2%
Acquisition related expenses	589	1,202	(613)	-51%
Base management fee	2,589	2,031	558	27%
Incentive fee	4,054	4,305	(251)	-6%
Administration fee	1,054	1,238	(184)	-15%
General and administrative	1,675	1,495	180	12%
Impairment charge	622	14,238	(13,616)	-96%

Total operating expenses before credit to incentive fee	40,495	49,450	(8,955)	-18%

Credit to incentive fee	(2,500)	(3,013)	513	-17%

Total operating expenses	37,995	46,437	(8,442)	-18%

Other expense
Interest expense	(20,912)	(19,463)	(1,449)	7%
Distributions attributable to Series C mandatorily redeemable preferred stock	(2,057)	(2,057)	—	0%
Gain on sale of real estate	—	1,240	(1,240)	-100%
Other income	11	111	(100)	-90%

Total other expense	(22,958)	(20,169)	(2,789)	14%

Net income (loss)	1,030	(12,066)	13,096	-109%

Distributions attributable to Series A and B preferred stock	(3,070)	(3,070)	—	0%
Distributions attributable to senior common stock	(748)	(347)	(401)	116%

Net loss attributable to common stockholders	$(2,788)	$(15,483)	$12,695	-82%

Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	$(0.13)	$(0.93)	$0.79	-85%

FFO available to common stockholders	$23,994	$18,622	$5,372	29%

FFO per weighted average share of common stock - diluted	$1.11	$1.09	$0.02	2%

NM = Not meaningful

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

Operating Revenues

	For the three months ended September 30,
	(Dollars in Thousands)
Rental Revenues	2015	2014	$ Change	% Change
Same Store Properties	$14,828	$15,036	$(208)	-1.4%
Acquired & Disposed Properties	5,107	2,362	2,745	116.2%
Expanded Properties	357	260	97	37.3%
Vacant Properties	361	710	(349)	-49.2%

	$20,653	$18,368	$2,285	12.4%

	For the nine months ended September 30,
	(Dollars in Thousands)
Rental Revenues	2015	2014	$ Change	% Change
Same Store Properties	$44,342	$45,213	$(871)	-1.9%
Acquired & Disposed Properties	12,964	4,531	8,433	186.1%
Expanded Properties	1,072	633	439	69.4%
Vacant Properties	1,575	2,196	(621)	-28.3%

	$59,953	$52,573	$7,380	14.0%

Rental revenue from same store properties decreased slightly for the three and nine months ended September 30, 2015, primarily due to reduced rental rates on lease extensions and modifications. Rental revenue increased for acquired and disposed properties for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, because we acquired eight properties subsequent to September 30, 2014, combined with a full three and nine month period of revenue in 2015 for properties acquired during and subsequent to the nine months ended September 30, 2014.

	For the three months ended September 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2015	2014	$ Change	% Change
Same Store Properties	$178	$155	$23	14.8%
Acquired & Disposed Properties	197	270	(73)	-27.0%
Expanded Properties	3	3	—	0.0%
Vacant Properties	59	121	(62)	-51.2%

	$437	$549	$(112)	-20.4%

	For the nine months ended September 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2015	2014	$ Change	% Change
Same Store Properties	$554	$432	$122	28.2%
Acquired & Disposed Properties	441	1,215	(774)	-63.7%
Expanded Properties	9	6	3	50.0%
Vacant Properties	191	217	(26)	-12.0%

	$1,195	$1,870	$(675)	-36.1%

The increase in same store tenant recovery revenues for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, is a result of increased recoveries from tenants subject to gross leases. The decrease in tenant recovery revenues on acquired and disposed of properties for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, is a result of a lack of tenant recovery revenues in 2015 associated with our Roseville, Minnesota property, which was conveyed to the lender in a deed-in-lieu transaction during 2014.

Interest income from mortgage notes receivable increased for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, because of interest earned on a mortgage development loan issued in July 2014 that was partially outstanding during the three and nine months ended September 30, 2014.

Operating Expenses

	For the three months ended September 30,
	(Dollars in Thousands)
Depreciation and Amortization	2015	2014	$ Change	% Change
Same Store Properties	$6,223	$6,139	$84	1.4%
Acquired & Disposed Properties	2,393	1,076	1,317	122.4%
Expanded Properties	79	32	47	146.9%
Vacant Properties	311	269	42	15.6%

	$9,006	$7,516	$1,490	19.8%

	For the nine months ended September 30,
	(Dollars in Thousands)
Depreciation and Amortization	2015	2014	$ Change	% Change
Same Store Properties	$18,784	$18,188	$596	3.3%
Acquired & Disposed Properties	6,051	1,932	4,119	213.2%
Expanded Properties	237	97	140	144.3%
Vacant Properties	1,088	890	198	22.2%

	$26,160	$21,107	$5,053	23.9%

Depreciation and amortization increased slightly for same store properties for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 due to depreciation on capital projects which were completed subsequent to September 30, 2014, coupled with amortization on leasing commissions for renewed leases with 2015 expirations. Depreciation and amortization expenses increased for acquired and disposed of properties during the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, because of the eight properties acquired subsequent to September 30, 2014 and the inclusion of a full three and nine month period of depreciation and amortization recorded in 2015 for eight properties acquired during the nine months ended September 30, 2014.

	For the three months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2015	2014	$ Change	% Change
Same Store Properties	$604	$494	$110	22.3%
Acquired & Disposed Properties	698	530	168	31.7%
Expanded Properties	1	3	(2)	-66.7%
Vacant Properties	309	175	134	76.6%

	$1,612	$1,202	$410	34.1%

	For the nine months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2015	2014	$ Change	% Change
Same Store Properties	$1,540	$1,458	$82	5.6%
Acquired & Disposed Properties	1,590	1,966	(376)	-19.1%
Expanded Properties	9	8	1	12.5%
Vacant Properties	613	402	211	52.5%

	$3,752	$3,834	$(82)	-2.1%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties is primarily a result of increases in expenses associated with tenants subject to gross leases. We have also recognized additional tenant recovery revenue related to these additional incurred expenses. The increase in property operating expenses for acquired and disposed of properties for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, is primarily due to our acquisition of two properties subject to gross leases subsequent to September 30, 2014. The decrease in property operating expenses for acquired and disposed of properties for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily a lack of operating expenses in 2015 associated with our Roseville, Minnesota property, which was conveyed to the lender in a deed-in-lieu transaction during 2014.

Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses decreased for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, due to smaller acquisition volume over these comparable periods. During the nine months ended September 30, 2015, we acquired five properties as compared to the nine months ended September 30, 2014, where we acquired eight properties.

The base management fee paid to the Adviser increased for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, due to an increase in both total and common stockholders’ equity, the main components of both the amended and previous calculations. The amended calculation became effective July 1, 2015. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The net incentive fee paid to the Adviser decreased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, because of an amendment in the calculation of the incentive fee, which became effective July 1, 2015. The revised calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.” The net incentive fee paid to the Adviser increased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was primarily due to an increase in rental revenues from the properties acquired during the three and nine months ended September 30, 2015.

The administration fee paid to the Administrator increased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to a growth in personnel costs at the Administrator. The administration fee paid to the Administrator decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The decrease for the nine month period was driven primarily by a change in the way the Administrator allocates all of its fees to affiliated companies serviced by the Administrator such that the fee is generally now based upon the percentage of time employees of the Administrator spend on our matters in relation to time spent on other companies serviced by our Administrator versus the prior methodology, whereby we were generally allocated the fee based upon our total assets in relation to other funds managed by our Administrator. That change went into effect July 1, 2014. We anticipate our future administration fees to be lower than in 2014 under the new methodology. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses decreased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily as a result of a decrease in professional fees from the write off of approximately $0.1 million in legal fees upon termination of our previous At the Market program in August 2014. General and administrative expenses increased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily as a result of the increase in professional fees due to the growth in the scope of our portfolio, coupled with an increase in bank service fees incurred to obtain lender approval to change our asset managers to three nationally recognized firms.

The impairment charge recognized during the three and nine months ended September 30, 2015 is a result of the impairment of our Dayton, Ohio property. Impairment recognized during the three and nine months ended September 30, 2014 was a result of the impairment of our Roseville, Minnesota property.

Other Income and Expenses

Interest expense increased for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014. This increase was primarily a result of interest on the $80.0 million of mortgage debt issued in the past 12 months, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the past 12 months coupled with reduced interest expense associated with lower interest rates achieved on the two mortgages we refinanced during 2015.

We have not sold any properties during the three and nine months ended September 30, 2015. The gain on sale of real estate during the nine months ended September 30, 2014 is a result of the sale of our property located in Sterling Heights, Michigan in June 2014.

Other income decreased during the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, because of the repayment of the employee note outstanding in May 2015.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased for the three months ended September 30, 2015, as compared to the net loss attributable to common stockholders for the three months ended September 30, 2014, primarily because of the impairment charge recognized from the Dayton, Ohio property in September 2015, coupled with increased interest expense and depreciation expense, offset by an increase in rental income from the properties acquired over the past 12 months. Net loss attributable to common stockholders decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily because of the impairment charge recognized from the Roseville, Minnesota property in June 2014 offset by increased interest expense, depreciation expense, and an increase in rental income from the properties acquired over the past 12 months.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity, as of October 27, 2015, was $17.8 million, including $4.0 million in cash and cash equivalents and an available borrowing capacity of $13.8 million under our Line of Credit.

Future Capital Needs

We actively seek conservative investments that are likely to produce income to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial, commercial and retail real property, make mortgage loans, or pay down outstanding borrowings under our Line of Credit. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and on borrowings under our Line of Credit, and fund our current operating costs. In addition, we are required to have sufficient liquidity, beginning August 31, 2016, if our $38.5 million Term Preferred Stock has not been extended or replaced to comply with our first amended and restated Line of Credit agreement. We plan to refinance our Term Preferred Stock with equity in advance of this date. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

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

Equity Capital

To date, in 2015, we have raised net proceeds of $40.9 million of common equity under our ATM program with Cantor Fitzgerald at a weighted average share price of $16.76. Furthermore, we raised $2.6 million in net proceeds of senior common equity, which was terminated according to its terms on March 28, 2015. We used these proceeds to acquire additional real estate and for general corporate purposes.

As of October 27, 2015, we have the ability to raise up to $155.4 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-190931), or the Universal Shelf, in one or more future public offerings. Of the $155.4 million of available capacity under our Universal Shelf, $26.0 million of common stock is reserved for additional sales under our ATM Program. We will use our existing ATM program as a source of liquidity for the remainder of 2015.

Debt Capital

As of September 30, 2015, we had mortgage notes payable in the aggregate principal amount of $482.9 million, including mortgage notes payable on real estate assets held for sale, collateralized by a total of 46 properties with a remaining weighted average maturity of 5.46 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2015 was 5.1%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $5.7 million payable during the remainder of 2015 and $100.3 million payable during 2016, including balloon payments on real estate assets held for sale. The 2015 principal amounts payable include both amortizing principal payments and one balloon principal payment due in December 2015. The 2016 principal amounts payable include both amortizing principal payments and nine balloon principal payments due throughout 2016. We anticipate being able to refinance our mortgages that come due during 2015 and 2016 with a combination of new mortgage debt and the issuance of additional equity securities.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2015, was $24.9 million, as compared to net cash provided by operating activities of $18.7 million for the nine months ended September 30, 2014. This increase was primarily a result of an increase in rental income received from the properties acquired during the past 12 months, partially offset by the increase in general and administrative expenses, as well as the base management and incentive fees due to increased activity in our portfolio. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2015, was $76.5 million, which primarily consisted of the acquisition of five properties and tenant improvements performed at certain of our properties, as compared to net cash used in investing activities during the nine months ended September 30, 2014, of $88.0 million, which primarily consisted of the acquisition of six properties, the issuance of the mortgage note receivable and tenant improvements performed at certain of our properties, partially offset by proceeds from sale of real estate.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015, was $46.7 million, which primarily consisted of proceeds from the sale of common stock and proceeds from the issuance of mortgage notes payable, partially offset by the distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the nine months ended September 30, 2014, was $66.1 million, which primarily consisted of distributions paid to our stockholders and principal repayments on mortgage notes payable, partially offset by proceeds from the sale of common stock.

Line of Credit

In August 2013, we procured a senior unsecured revolving credit facility, or the Line of Credit, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent). On October 5, 2015, we expanded our Line of Credit to $85.0 million and extended the maturity date 1-year through August 2018, with a 1-year extension option through August 2019. We also added a $25.0 million 5-year term loan facility, which matures in October 2020. The interest rate on the revolving line of credit was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the two facilities was increased from $100.0 million to $150.0 million. We also added 3 new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Banks, Fifth Third Bank, US Bank and Huntington Bank. We were subject to payment of $0.5 million for the modification of the agreement.

As of September 30, 2015, there was $55.5 million outstanding under our Line of Credit at an interest rate of approximately 2.94% and $3.9 million outstanding under letters of credit at a weighted average interest rate of 2.75%. As of October 27, 2015, the maximum additional amount we could draw under our Line of Credit was $13.8 million. We were in compliance with all covenants under the Line of Credit as of September 30, 2015.

Contractual Obligations

The following table reflects our material contractual obligations as of September 30, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$576,436	$82,930	$221,450	$47,165	$224,891
Interest on Debt Obligations (2)	112,580	25,583	34,222	24,017	28,758
Operating Lease Obligations (3)	7,378	459	925	931	5,063
Purchase Obligations (4)	4,168	3,017	1,151	—	—

Total	$700,562	$111,989	$257,748	$72,113	$258,712

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $55.5 million of the debt obligation due in 2017, mortgage notes payable that were outstanding as of September 30, 2015, and amounts due to the holders of our Term Preferred Stock.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our Line of Credit is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of September 30, 2015.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, Springfield, Missouri, and Salt Lake City, Utah properties.
(4)	Purchase obligations consist of tenant improvements at three of our Ohio properties, our Burnsville, MN property, our Austin, TX property, our two Raleigh, NC properties, our Indianapolis, IN property, and our Baytown, TX property. These items were recognized on our balance sheet as of September 30, 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and nine months ended September 30, 2015 and 2014, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2015	2014	2015	2014
Net (loss) income	$(96)	$229	$1,030	$(12,066)
Less: Distributions attributable to preferred and senior common stock	(1,286)	(1,160)	(3,818)	(3,417)

Net loss attributable to common stockholders	$(1,382)	$(931)	$(2,788)	$(15,483)
Adjustments:
Add: Real estate depreciation and amortization	9,006	7,516	26,160	21,107
Add: Impairment charge	622	280	622	14,238
Less: Gain on sale of real estate	—	—	—	(1,240)

FFO available to common stockholders	$8,246	$6,865	$23,994	$18,622
Weighted average common shares outstanding - basic	21,403,808	17,739,084	20,820,559	16,685,162
Weighted average common shares outstanding - diluted	22,232,251	18,168,757	21,612,141	17,047,325
Basic FFO per weighted average share of common stock	$0.39	$0.39	$1.15	$1.12

Diluted FFO per weighted average share of common stock	$0.37	$0.38	$1.11	$1.09

Distributions declared per share of common stock	$0.375	$0.375	$1.125	$1.125

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Line of Credit is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable. For details regarding our rate cap agreements see Note 6 – Mortgage Notes Payable and Line of Credit.

To illustrate the potential impact of changes in interest rates on our net income for the quarter ended September 30, 2015, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of September 30, 2015. As of September 30, 2015, our effective average LIBOR was 0.193%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$863	$(863)
2% Increase to LIBOR	1,725	(1,725)
3% Increase to LIBOR	2,546	(2,546)

As of September 30, 2015, the fair value of our mortgage debt outstanding, including real estate held for sale, was $495.6 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at September 30, 2015, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $18.8 million and $20.2 million, respectively.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed by us with the U.S. Securities and Exchange Commission on February 18, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed by us with the U.S. Securities and Exchange Commission on August 3, 2015. There are no material changes to risks associated with our business or investment in our securities from those previously set forth in the reports described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-A12B (File No. 001-33097), filed January 31, 2012.

10.1	Amended and Restated Investment Advisory Agreement between the Registrant and Gladstone Management Corporation, dated July 24, 2015, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed July 17, 2015.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date: October 27, 2015	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer

Date: October 27, 2015	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors