Form 10-K
period 2015-12-31
GLADSTONE COMMERCIAL CORP
filed 2016-02-17
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share

7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share

NASDAQ Global Select Market NASDAQ Global Select Market NASDAQ Global Select Market

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2015, based on the closing price on that date of $16.56 on the NASDAQ Global Select Market, was $341,529,764. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 22,550,111 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 17, 2016.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2016, relating to the Registrant’s 2016 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2015

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K, or Form 10-K, and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Ligation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations, or FFO, our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “should,” “believes,” “seeks,” “estimates,” “may” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	future re-leasing efforts;

•	our business and financing strategy;

•	our ability to continue to implement our business plan;

•	pending transactions;

•	our projected operating results and anticipated acquisitions;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition and our ability to compete effectively;

•	future market and industry trends;

•	future interest and insurance rates;

•	estimates of our future operating expenses, including payments to our Adviser (as defined herein) under the terms of our Advisory Agreement (as defined herein);

•	the impact of technology on our operations and business, including the risk of cyber-attacks;

•	projected capital expenditures; and

•	future use of the proceeds of our Line of Credit (as defined herein), mortgage notes payable, future stock offerings and other future capital resources, if any.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	failure to maintain our qualification as a real estate investment trust, or REIT, and in the risk of changing laws that affect REITs;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	the adequacy of our cash reserves and working capital;

•	our failure to successfully integrate and operate acquired properties and operations;

•	defaults upon or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the degree and nature of our competition, including other real estate investment companies;

•	availability, terms and deployment of capital, including the ability to maintain and borrow under our Line of Credit, arrange for long-term mortgages on our properties, secure additional long-term lines of credit and raise equity capital;

•	our Adviser’s ability to identify, hire and retain highly-qualified personnel;

•	changes in our industry or the general economy;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in governmental regulations, tax rates and similar matters;

•	environmental uncertainties and risks related to natural disasters; and

•	the loss of any of our key officers, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, or Mr. Robert Cutlip, our president.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption “Item 1A. Risk Factors.” New factors may also emerge from time to time that could have a material adverse effect on our business.

Item 1. Business.

Overview

Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company”) is a REIT that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and commercial mortgage loans; however we do not have any mortgage loans currently outstanding. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We target secondary growth markets that possess favorable economic growth trends, diversified industries, and growing population and employment.

We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having net leases with terms of approximately 7 to 15 years and built in rental rate increases. Under a net lease, the tenant is required to pay all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

As of February 17, 2016:

•	we owned 99 properties totaling 11.0 million square feet in 24 states;

•	our occupancy rate was 97.4%;

•	the weighted average remaining term of our mortgage debt was 5.6 years and the weighted average interest rate was 5.02%;

•	the weighted average remaining lease term of the portfolio was 8.4 years; and

•	all tenant lease expirations for 2016 were successfully extended.

We conduct substantially all of our activities, including the ownership of all of our properties, through Gladstone Commercial Limited Partnership, a Delaware limited partnership, which we refer to as our Operating Partnership. We control our Operating Partnership through our ownership of GCLP Business Trust II, a Massachusetts business trust, which is the general partner of our Operating Partnership, and of GCLP Business Trust I, a Massachusetts business trust, which currently holds all of the limited partnership units of our Operating Partnership. Our Operating Partnership may issue limited partnership units from time to time in exchange for industrial and commercial real property; however, no units have been issued since inception. Limited partners who hold limited partnership units in our Operating Partnership will generally be entitled to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis.

Our Operating Partnership is the sole member of Gladstone Commercial Lending, LLC, which we refer to as Gladstone Commercial Lending. Gladstone Commercial Lending is a Delaware limited liability company that was formed to hold any real estate mortgage loans.

Our business is managed by our external adviser, Gladstone Management Corporation, or our Adviser. Gladstone Administration, LLC, or our Administrator, provides administrative services to us. Both our Advisor and our Administrator are affiliates of ours and each other.

Our Investment Objectives and Our Strategy

Our principal investment objectives are to generate income from rental properties and, to a much lesser extent, mortgage loans, which we use to fund our continuing operations and to pay monthly cash distributions to our stockholders. Our strategy is to invest in and own a diversified portfolio of leased properties (primarily office and industrial) that we believe will produce stable cash flow and increase in value. We may sell some of our real estate assets when our Adviser determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing commercial, industrial or retail real estate, which loans may have some form of equity participation. We do not have any mortgage loans currently outstanding.

In addition to cash on hand and cash from operations, we use funds from various other sources to finance our acquisitions and operations, including equity, our line of credit, mortgage financing and other sources that may become available from time to time. We believe that moderate leverage is prudent and we aspire to become an investment grade borrower over time. We intend to use non-recourse mortgage financing that will allow us to limit our loss exposure on any property to the amount of equity invested in such property. The market for long-term mortgages continues to be strong and the environment is very competitive. The collateralized mortgage backed securities, or CMBS, market remains active but its underwriting terms have become slightly more conservative and restrictive than they were in the first half of 2015. For instance, interest only amortization periods have become more difficult to secure. Lenders’ tighter credit metrics have had very little impact on our access to credit because we have been leveraging assets at loan to values of 60% or less rather than seeking to maximize leverage. The sell-off in junk bonds has caused CMBS spreads to widen significantly and the CMBS market remains volatile. Consequently, we continue to look to regional banks, insurance companies and other non-bank lenders, in addition to the CMBS market, to issue mortgages to finance our real estate activities.

In addition to leverage, we were active in the equity markets during 2015 by issuing shares of common stock under our at-the-market program, or ATM Program, pursuant to our open market sale agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald.

Investment Policies

Types of Investments

Overview

We intend to earn substantially all of our revenues from the ownership of income-producing real property or, to a much lesser extent, mortgage loans secured by real property. We expect that a majority of our investments will continue to be structured as net leases, but if a net lease would have an adverse impact on a potential tenant, or we assume a lease with a different existing structure in place, we may structure our investment as either a gross or modified gross lease, or as a mortgage loan. Investments are not restricted to geographical areas, but we expect that most of our investments in real estate will continue to be made within the continental United States. Some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio.

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

Our portfolio consists primarily of single-tenant commercial and industrial real property; while we will continue to acquire select multi-tenant commercial and industrial properties, as well as retail and medical properties our primary focus is single-tenant industrial and office properties. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. In most cases, our leases will be “net leases” that require the tenant to pay all the operating costs, costs of maintenance and repair, insurance and real estate taxes on the property. We seek to obtain lease terms of approximately 7 to 15 years with built-in rental increases.

We have formed relationships with nationally recognized strategic partners to assist us with the management of our properties in each of our markets. These relationships provide local expertise to ensure that our properties are properly maintained and that our tenants have local points of contact to address property issues. This strategy improves our operating efficiencies, increases local market intelligence for the Adviser, and generally does not increase our costs as the local property managers are reimbursed by the tenants in accordance with the lease agreements.

Investments in Mortgage Loans

Although we expect to make investments in mortgage loans sparingly, we may elect to structure our investment in a particular property as a mortgage loan secured by the property. We anticipate that most of our lending transactions would be loans secured by industrial or commercial property or issued in connection with a build-to-suit transaction. Our Adviser will attempt to structure mortgage loans in a manner that would provide us with current income substantially similar to that which we could expect to receive had the investment been structured as a net lease transaction.

To the extent that we invest in mortgage loans, we will generally originate those loans. However, we may also purchase mortgage loans from banks, CMBS pools or other lenders provided that such transactions are otherwise consistent with our investment objectives. Our Adviser will service the mortgage loans in our portfolio by monitoring the collection of monthly principal and interest payments on our behalf. We do not have any mortgage loans currently outstanding.

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the two most important aspects of evaluating a prospective investment. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•

Credit Evaluation. Our Adviser evaluates each potential tenant or borrower for its creditworthiness, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. Currently, 31% of our tenants are rated by a national credit rating agency. A prospective tenant or borrower that is deemed creditworthy does not necessarily mean that we will consider its property to be “investment grade.” Our Adviser seeks tenants and borrowers that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and underwriting these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant is normally a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant or borrower is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

•	Leases with Increasing Rent. Our Adviser seeks to include a clause in each lease that provides for annual rent escalations over the term of the lease. These increases will generally be fixed; however certain of our leases are tied to increases in indices, such as the consumer price index.

•	Diversification. Our Adviser attempts to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. Please see Item 2 of this Form 10-K for a summary of our portfolio by industry and geographic location.

•	Property Valuation. The business prospects and the financial strength of the tenant are important aspects of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require quarterly unaudited and annual audited financial statements of the tenant in order to continuously monitor the financial performance of the tenant. Our Adviser evaluates the financial capability of the tenant and its ability to perform per the terms of the lease, including obtaining certificates of insurance and verifying payment of real estate taxes on an annual basis. Our Adviser may also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. As further described below, our Advisor also evaluates the physical characteristics of a prospective property investment and comparable properties as well as the geographic location of the property in the particular market to ensure that the characteristics are favorable for re-leasing the property at approximately the same or higher rental rate should that necessity arise. Our Adviser then computes the value of the property based on historical and projected operating results. In addition, each property that we propose to purchase is appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction and the conditions of the credit markets at the time the purchase is negotiated. We generally limit the purchase price of each acquisition to less than 5% of our consolidated total assets.

•	Properties Important to Tenant Operations. Our Adviser generally seeks to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better protection in the event a tenant files bankruptcy, as leases on properties essential or important to the operations of a bankrupt tenant are typically less likely to be rejected in bankruptcy or otherwise terminated.

•

Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. Our Adviser generally also seeks covenants requiring tenants to receive our consent prior to any change in control of the tenant.

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

Use of Leverage

In addition to cash on hand and cash from operations, we use funds from various other sources to finance our acquisitions and operations, including equity, our line of credit, mortgage financing and other sources that may become available from time to time. We believe that moderate leverage is prudent and we aspire to achieve an investment grade rating over time.

Currently, the majority of our mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for its satisfaction. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and consequently, there may be circumstances where lenders have recourse to our other assets. To a much lesser extent, we use recourse financing. Of the $460.8 million in long-term mortgages outstanding as of December 31, 2015, only $2.9 million is recourse to the Company.

In August 2013, we procured a senior unsecured revolving credit facility, or the Line of Credit, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Line of Credit to $85.0 million and extended the maturity date 1-year through August 2018, with a 1-year extension option through August 2019. We also added a $25.0 million 5-year term loan facility, which matures in October 2020. The interest rate on the revolving line of credit was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the two facilities was increased from $100.0 million to $150.0 million. We also added 3 new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Banks, Fifth Third Bank, US Bank and Huntington Bank.

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

Code of Ethics

We have adopted a code of ethics and business conduct applicable to all personnel of our Adviser that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended. This code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, at our website at www.GladstoneCommercial.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Our Adviser and Administrator

Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, and investing in real estate and making mortgage loans. We have entered into an investment advisory agreement with our Adviser, or the Advisory Agreement, under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs and provides administrative services for us under the Administration Agreement.

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

On July 24, 2015, we entered into an amended and restated advisory agreement, or the Amended Advisory Agreement, with the Adviser, effective July 1, 2015. Our entrance into the amended agreement was approved unanimously by our Board of Directors, including separate and unanimous approval by the independent directors on our Board of Directors.

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

Under the Amended Advisory Agreement, the calculation of the incentive fee was revised to reward the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the new hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO is defined as GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

The incentive fee under the prior Advisory Agreement rewarded the Adviser in circumstances where our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeded 1.75%, or 7.0% annualized, or the hurdle rate, of common stockholders’ equity. Funds from operations, or FFO, included any realized capital gains and capital losses, less any distributions paid on preferred stock and Senior Common Stock, but FFO did not include any unrealized capital gains or losses (including impairment charges). The Adviser received 100.0% of the amount of the pre-incentive fee FFO that exceeded the hurdle rate, but was less than 2.1875% of our common stockholders’ equity. The Adviser also received an incentive fee of 20.0% of the amount of our pre-incentive fee FFO that exceeded 2.1875% of common stockholders’ equity.

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Prior to July 1, 2014, our allocable portion was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the new methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed.

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

Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser or administrator, respectively, to Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly traded business development companies affiliated with us, and Gladstone Land Corporation, a publicly traded agricultural real estate investment trust that is also our affiliate. However, under the Amended Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Amended Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Amended Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us.

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

Dealer Manager Agreement

In connection with the offering of our convertible senior common stock, or Senior Common Stock, we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities, or the Dealer Manager, pursuant to which the Dealer Manager agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager Agreement terminated according to its terms on March 28, 2015. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager was entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. In addition, we agreed to indemnify the Dealer Manager against various liabilities, including certain liabilities arising under the federal securities laws.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. The agreement is scheduled to terminate on August 31, 2016, unless renewed and approved by our Board of Directors or earlier terminated.

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Amended Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. We expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantial time on our matters during calendar year 2016. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2015, our Adviser and Administrator collectively had 66 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
11	Executive Management

38	Investment Management, Portfolio Management and Due Diligence

17	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

Risks related to our business and properties

Certain of our tenants and borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.

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

We are subject to the credit risk of our tenants. Any bankruptcy of a tenant or borrower could cause:

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

In addition, we may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we could be treated as a co-venturer with our lessee with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and our ability to pay distributions to stockholders.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and our ability to make distributions to our stockholders.

If we cannot renew leases, we may be unable to re-lease our properties to other tenants at rates equal to or above the current market rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Market conditions may also hinder our ability to lease vacant space in newly developed or redeveloped properties. In addition, we may enter into or acquire leases for properties that are suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. We may be required to expend substantial funds for tenant improvements and tenant refurbishments to re-lease the vacated space and cannot assure you that we will have sufficient sources of funding available to use in the future for such purposes and therefore may have difficulty in securing a replacement tenant. Any of these factors could adversely impact our financial condition, results of operations, cash flow or our ability to pay distributions to our stockholders.

Net leases may not result in fair market lease rates over time, thereby failing to maximize income and distributions to our stockholders.

A large portion of our rental income comes from net leases, which frequently provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to sublease the property, subject to our approval, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Further, net leases are typically for longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

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

We focus our investments on office and industrial properties, a number of which include manufacturing facilities, special use storage or warehouse facilities and special use single or multi-tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed.

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

Leasing real property or making mortgage loans to small and medium-sized businesses exposes us to a number of unique risks related to these entities, including the following:

•	Small and medium-sized businesses may have limited financial resources and may not be able to make their lease or mortgage payments on a timely basis, or at all. A small or medium-sized tenant or borrower may be more likely to have difficulty making its lease or mortgage payments when it experiences adverse events, such as the failure to meet its business plan, a downturn in its industry or negative economic conditions because its financial resources may be more limited.

•	Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target tenants and borrowers are typically smaller businesses that may have narrower product lines and smaller market share, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.

•	There is generally little or no publicly available information about our target tenants and borrowers. Many of our tenants and borrowers are privately owned businesses, about which there is generally little or no publicly available operating and financial information. As a result, we will rely on our Adviser to perform due diligence investigations of these tenants and borrowers, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•	Small and medium-sized businesses generally have less predictable operating results. We expect that many of our tenants and borrowers may experience significant fluctuations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive positions, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle.

•	Small and medium-sized businesses are more likely to be dependent on one or two persons. Typically, the success of a small or medium-sized business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our tenant or borrower and, in turn, on us.

Our real estate investments have a limited number of tenants and are concentrated in a limited number of industries, which subjects us to an increased risk of significant loss if any one of these tenants is unable to pay or if particular industries experience downturns.

As of December 31, 2015, we owned 99 properties and had 97 tenants in these properties, and our 5 largest tenants accounted for approximately 19.1% of our total rental income. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. As of December 31, 2015, 15.8% of our total rental income was earned from tenants in the telecommunications industry, 15.4% was earned from tenants in the healthcare industry, and 13.0% was earned from tenants in the automobile industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.

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

Investments in mortgage loans, exposes us to the risk of default by the borrowers on those mortgage loans as well as interest rate risks. To the extent we incur delays in liquidating such defaulted mortgage loans, we may not be able to obtain sufficient proceeds to repay all amounts due to us under the mortgage loans. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans. We do not have any mortgage loans currently outstanding.

Risks related to our financing

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of our distribution at current levels.

Many factors affect the value of our equity securities and our ability to make or maintain the current levels of distributions to the holders of our shares of beneficial interest, including the state of the capital markets and the economy, which in recent years have negatively affected substantially all businesses, including ours. Demand for office, industrial, and retail space nationwide has slowly improved, it is approaching pre-recession levels. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets. Regulatory pressures and the burden of troubled and uncollectible loans led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities and our ability to sustain payment of our distribution at current levels.

Our Line of Credit contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

The agreement governing our Line of Credit requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. In addition our Line of Credit requires us to have liquid assets of $38.5 million beginning August 31, 2016 if our 7.125% Series C Cumulative Term Preferred Stock is still outstanding and has not been extended and we have failed to meet certain conditions relating to a pending extension or redemption to the lender’s satisfaction. We are also required to limit our distributions to stockholders to 100% of our FFO. As of December 31, 2015, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Line of Credit and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

Our business strategy relies on external financing, as a result we may be negatively affected by restrictions on additional borrowings, and the risks associated with leverage, including our debt service obligations.

We use leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. We have been slowly reducing our overall leverage over the past few years to lower this risk. If the income generated by our properties and other assets fails to cover our debt service, we could be forced to reduce or eliminate distributions to our stockholders and may experience losses.

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

Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders. We have balloon payments of $68.7 million payable during the remaining of 2016.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We intend to acquire additional properties by using our Line of Credit and by continuing to seek long-term financing, where we will borrow a portion of the purchase price of a potential acquisition and secure the loan with a mortgage on some or all of our existing real property. We look to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the CMBS market to issue mortgages to finance our real estate activities. For the year ended December 31, 2015, we obtained approximately $68.5 million in long-term financing, which we used to acquire additional properties and refinance maturing debt. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2015, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

A change in the value of our assets could cause us to experience a cash shortfall or be in default of our loan covenants.

We borrow on an unsecured basis under the Line of Credit; however, we are required to maintain a pool of unsecured assets sufficient to draw on the Line of Credit. A significant reduction in the value of our pool of unencumbered assets could require us to pay down the balance of the Line of Credit. Although we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to the Line of Credit, this inability could have a material adverse effect on our liquidity and our ability to meet our loan covenants.

Interest rate fluctuations may adversely affect our results of operations.

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our Line of Credit and five of our long-term mortgages is variable. Although we seek to mitigate this risk by structuring such provisions to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into interest rate caps to attempt to manage our exposure to interest rate fluctuations on our outstanding variable rate mortgages. A significant change in interest rates could have an adverse impact on our results of operations.

Risks related to the real estate industry

We are subject to certain risks associated with real estate ownership and lending which could reduce the value of our investments.

Our investments include industrial, office, commercial and retail property. Our performance, and the value of our investments, is subject to risks inherent to the ownership and operation of these types of properties, including:

•	changes in the general economic climate, including the credit market;

•	changes in local conditions, such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	competition from other available space;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes, and the related costs of compliance with laws and regulations; and

•	variations in the occupancy rate of our properties.

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

We have acquired an interest in four of our properties by acquiring a leasehold interest in the land underlying the property, and we may acquire additional properties in the future that are subject to similar ground leases. In this situation, we have no economic interest in the land underlying the property and do not control this land, thus this type of ownership interest poses potential risks for our business because (i) if the ground lease terminates for any reason, we will lose our interest in the property, including any investment that we made in the property, (ii) if our tenant defaults under the previously existing lease, we will continue to be obligated to meet the terms and conditions of the ground lease without the annual amount of ground lease payments reimbursable to us by the tenant, and (iii) if the third party owning the land under the ground lease disrupts our use either permanently or for a significant period of time, then the value of our assets could be impaired and our results of operations could be adversely affected.

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

Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including, but not limited to, Gladstone Capital Corporation, or Gladstone Capital, Gladstone Investment Corporation, or Gladstone Investment, and Gladstone Land Corporation, or Gladstone Land. Moreover, with the exception of our chief financial officer, and president, all of our executive officers and directors are also executive officers and directors of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in small and medium-sized companies. and Gladstone Land, an agricultural real estate investment trust. Further, our chief executive officer and chairman is on the board of managers of Gladstone Securities, LLC, or Gladstone Securities, an affiliated broker dealer that provides us with mortgage financing services pursuant to a contractual agreement. Mr. Gladstone is also the 100% indirect owner and controller of Gladstone Securities. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business, Gladstone Securities, in its provision of services to us and our other affiliated funds, and with Gladstone Capital, Gladstone Investment and Gladstone Land, which may arise primarily from the involvement of our Adviser, Gladstone Securities, Gladstone Capital, Gladstone Investment, Gladstone Land and their affiliates in other activities that may conflict with our business.

Examples of these potential conflicts include:

•	our Adviser may realize substantial compensation on account of its activities on our behalf, and may, therefore, be motivated to approve acquisitions solely on the basis of increasing compensation to itself;

•	we may experience competition with our affiliates for financing transactions;

•	our Adviser, or Gladstone Securities, may earn fee income from our borrowers or tenants; and

•	our Adviser and other affiliates such as Gladstone Capital, Gladstone Investment and Gladstone Land could compete for the time and services of our officers and directors.

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

The Advisory Agreement contemplates a quarterly incentive fee based on our FFO. Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is a voluntary, unconditional and irrevocable waiver. For the years ended December 31, 2015, 2014 and 2013, an unconditional and irrevocable voluntary waiver was issued by our Adviser for approximately $2.5 million, $3.0 million, and $3.5 million, respectively. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries (each, a taxable REIT subsidiary, or TRS) and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% beginning with our taxable year ending December 31, 2018) of the value of our total assets can be represented by the securities of one or more TRSs.

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

The Protecting Americans from Tax Hikes Act (PATH Act) was enacted in December 2015, and included numerous law changes applicable to REITs. The provisions have various effective dates beginning as early as 2016. We expect that the changes will not materially impact our operations, but will continue to monitor as regulatory guidance is issued.

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

Our failure to redeem our Series C Term Preferred Stock on its mandatory redemption date could trigger a change of control in our Board of Directors and would be an event of default under our Line of Credit.

If we fail to redeem or call for redemption the Series C Term Preferred Stock pursuant to the mandatory redemption required on January 31, 2017, the number of directors constituting our Board of Directors will be increased by the minimum number of directors, that when added to our Board of Directors, will constitute a majority, and the holders of our Series C Term Preferred Stock will be entitled, voting as a separate class (to the exclusion of the holders of all other classes or series of our stock), to elect such number of additional directors. Therefore, a change of control in our Board of Directors could occur, which could jeopardize the stability of our Company. Further, if we fail to meet certain requirements regarding a pending extension or redemption of the Series C Term Preferred Stock to the lender’s satisfaction or to have liquid assets equal to the redemption amount of our Series C Term Preferred Stock beginning August 31, 2016, the Required Lenders, as defined in our Line of Credit, may declare all amounts owing under such Line of Credit to be immediately due and payable.

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

Our ability to pay distributions is limited by the requirements of Maryland law.

Our ability to pay distributions on our stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter permits otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on our stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of stock then outstanding, if any, with preferences upon dissolution senior to those of such class of stock with respect to which the distribution would be made.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

In the normal course of business we and our service providers collect and retain certain personal information provided by our tenants, employees of our Administrator and Adviser, and vendors. We also rely extensively on computer systems to process transactions and manage our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table provides certain summary information about our 99 wholly-owned properties as of December 31, 2015 (dollars in thousands, except per square foot information).

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2015 (4)	Total Rental Income per Occupied Square Foot	Encumbrances
208 South Rogers Lane
(Raleigh, NC)	1997	12/23/2003	58,926	100%	2020	$704	$11.95	$4,732
3874 Highland Park NW
(Canton, OH)	1994	1/30/2004	54,018	100%	2024	283	5.24	1,678
260 Springside Drive
(Akron, OH) (1)	1968/1999	4/29/2004	83,891	100%	2020	793	9.45	—
5815 Westpark Drive
(Charlotte, NC)	1984/1995	6/30/2004	64,500	100%	2019	1,102	17.09	7,206
171 Great Oak Drive
(Canton, NC)	1998/2014	7/6/2004	365,960	100%	2034	1,429	3.90	3,576
Rt. 219, Tax Parcel No. 33-251-0246,
(Crenshaw, PA)	1991	8/5/2004	290,000	100%	2026	717	2.47	—
9698 Old US Hwy. 52
(Lexington, NC)	1986	8/5/2004	154,000	100%	2026	381	2.47	2,587
9100 Highway 290 East
(Austin, TX)	2001	9/16/2004	51,933	100%	2022	682	13.13	6,500
13 Industrial Park Drive
(Mt. Pocono, PA)	1995/1999	10/15/2004	223,275	100%	2021	633	2.84	4,804
6550 First Park Ten Boulevard
(San Antonio, TX)	1999	2/10/2005	60,245	100%	2021	787	13.06	6,519
199 Sing Sing Road
(Big Flats, NY)	2001	4/15/2005	120,000	100%	2023	494	4.12	5,287
2525 North Woodlawn Avenue
(Wichita, KS)	2000	5/18/2005	69,287	100%	2017	780	11.26	7,219
725 & 737 Great Southwest Pkwy
(Arlington, TX)	1966	5/26/2005	64,000	100%	2018	693	10.83	3,742
4032 Linden Avenue
(Dayton, OH)	1956	6/30/2005	59,894	0%	2015	134	2.24	—
81 Corbett Way
(Eatontown, NJ)	1991	7/7/2005	30,268	100%	2024	537	17.74	4,298
17 & 20 Veronica Avenue
(Franklin Township, NJ)	1978	7/11/2005	183,000	100%	2020	988	5.40	6,372
150 Ridgeview Center Drive
(Duncan, SC)	1984/2001/2007	7/14/2005	222,670	100%	2028	1,558	7.00	9,867
170 Ridgeview Center Drive
(Duncan, SC)	1984/2001/2007	7/14/2005	55,530	100%	2028	389	7.01	2,453
5656 Campus Parkway
(Hazelwood, MO)	1977	8/5/2005	51,155	100%	2023	234	4.57	2,260
914 Wohlert Street
(Angola, IN)	1982	9/2/2005	52,080	100%	2023	127	2.44	606
800 Growth Parkway
(Angola, IN)	1998	9/2/2005	50,000	100%	2023	127	2.54	582
802 East 11th Street
(Rock Falls, IL)	1988	9/2/2005	52,000	100%	2023	127	2.44	604
2 Opportunity Way
(Newburyport, MA)	1994	10/17/2005	86,308	0%	2015	376	4.36	6,160
255 Spring Street
(Clintonville, WI)	1992/2013	10/31/2005	521,400	100%	2028	961	1.84	2,898
5700 Lee Road
(Maple Heights, OH) (11)	1974	12/21/2005	347,448	100%	2018	1,309	3.77	—

Item 2. Properties (Continued)

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2015 (4)		Total Rental Income per Occupied Square Foot	Encumbrances
7545 Midlothian Turnpike
(Richmond, VA)	1972	12/30/2005	42,213	100%	2017	$215		$5.09	$5,275
3930 Sunforest Court
(Toledo, OH)	1979	12/30/2005	23,368	100%	2020	276		11.81	2,699
75 Canal Street
(South Hadley, MA)	1978	2/15/2006	150,000	100%	2017	277		1.85	—
2101 Fox Drive
(Champaign, IL)	1996	2/21/2006	20,400	100%	2024	263		12.89	1,545
2109 Fox Drive
(Champaign, IL)	1996	2/21/2006	40,000	100%	2024	517		12.93	3,030
2215 Fox Drive
(Champaign, IL)	1996	2/21/2006	25,000	100%	2024	323		12.92	1,894
2301 Fox Drive
(Champaign, IL)	1996	2/21/2006	22,862	100%	2024	295		12.90	1,731
12000 Portland Avenue South
(Burnsville, MN)	1984	5/10/2006	117,735	64%	2023	988		8.39	10,797
14701 Anthony Avenue
(Menomonee Falls, WI)	1986/2000	6/30/2006	125,692	100%	2028	778		6.19	6,647
1025 Birdsong Drive
(Baytown, TX)	1997	7/11/2006	12,000	57%	2022	38		3.17	2,000
2325 West Fairview Avenue
(Montgomery, AL)	1962/1989	9/29/2006	29,472	100%	2017	101		3.43	—
4690 Parkway Drive
(Mason, OH)	2002	1/5/2007	60,000	100%	2020	554		9.23	4,148
201 South Rogers Lane
(Raleigh, NC) (13)	1994	2/16/2007	116,129	93%	2020-2027	501	(9)	4.31	5,074
1110 West Tenkiller
(Tulsa, OK) (3)	2004	3/1/2007	238,310	100%	2019	1,566		6.57	7,506
3725 East 10th Court
(Hialeah, FL)	1956/1992	3/9/2007	132,337	100%	2027	1,106		8.36	—
554 Clark Road
(Tewksbury, MA)	1985/1989	5/17/2007	102,200	100%	2017	428		4.19	—
5324 Natorp Boulevard
(Mason, OH)	2007	7/1/2007	21,264	100%	2027	583		27.42	4,475
7282 Willam Barry Boulevard
(Cicero, NY)	2005	9/6/2007	71,880	100%	2020	530		7.37	3,640
1515 Arboretum Drive SE
(Grand Rapids, MI)	2001	9/28/2007	63,235	100%	2025	1,088		17.21	5,692
4 Territorial Court
(Bollingbrook, IL)	2002	9/28/2007	55,480	38%	2022	208		3.75	—
2349 Lawrenceville Highway
(Decatur, GA)	1989	12/13/2007	16,740	100%	2031	516		30.82	—
2341 Lawrenceville Highway
(Decatur, GA)	1989	12/13/2007	4,372	100%	2031	135		30.88	—
2339 Lawrenceville Highway
(Decatur, GA)	1989	12/13/2007	5,488	100%	2031	169		30.79	—

Item 2. Properties (Continued)

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2015 (4)	Total Rental Income per Occupied Square Foot	Encumbrances
311 Phillip Boulevard
(Lawrenceville, GA)	2005	12/13/2007	12,412	100%	2031	$447	$36.01	$—
2096 McGee Road
(Snellville, GA)	1986	12/13/2007	3,800	100%	2031	117	30.79	—
7174 Wheat Street
(Covington, GA)	2000	12/13/2007	5,000	100%	2031	153	30.60	—
1055 Haw Creek Parkway
(Cumming, GA)	2004	12/13/2007	13,919	100%	2026	486	34.92	3,070
1293 Wellbrook Circle
(Conyers, GA)	1994	12/13/2007	6,575	100%	2031	195	29.66	—
425 Gateway Drive
(Reading, PA)	2007	1/29/2008	42,900	100%	2028	717	16.71	3,888
6499 University Avenue NE
(Fridley, MN)	1985/2006	2/26/2008	74,160	100%	2020	812	10.95	5,015
7528 Auburn Road
(Concord Township, OH)	1957/2008	3/31/2008	273,300	100%	2024	1,354	4.95	—
10021 Rodney Street
(Pineville, NC)	1985	4/30/2008	74,950	100%	2028	431	5.75	2,260
28305 State Route 7
(Marietta, OH)	1992/2007	8/29/2008	223,458	100%	2028	909	4.07	5,516
400 Highpoint Drive
(Chalfont, PA)	1987	8/29/2008	67,200	100%	2021	762	11.34	5,321
1520 Albany Place SE
(Orange City, IA)	1990	12/15/2010	487,121	100%	2026	1,245	2.56	8,501
2415 Century Place SE
(Hickory, NC)	2008	4/4/2011	60,000	100%	2020	936	15.60	6,559
2645 North Airport Plaza Avenue, Lot 2
(Springfield, MO)	2006	6/20/2011	78,421	100%	2021	1,422	18.13	10,777
124 East Hines Road
(Boston Heights, OH)	2011	10/20/2011	25,000	100%	2021	377	15.08	2,591
9 Sylvan Way
(Parsippany, NJ)	1984	10/28/2011	60,111	100%	2026	1,157	19.25	6,652
495 State Road
(Dartmouth, MA) (3)(5)	2011	11/18/2011	16,340	100%	2036	625	38.25	3,939
1955 South National Avenue
(Springfield, MO) (3)(6)	2005	12/13/2011	14,560	100%	2030	315	21.63	1,737
810 Parish Street
(Pittsburgh, PA)	1968	12/28/2011	26,080	100%	2026	400	15.34	2,682

Item 2. Properties (Continued)

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2015 (4)		Total Rental Income per Occupied Square Foot	Encumbrances
44426 Atwater Place
(Ashburn, VA)	2002	1/25/2012	52,130	100%	2027	$989		$18.97	$7,050
14955 6th Street
(Ottumwa, IA)	1970	5/30/2012	352,860	100%	2023	693		1.96	4,184
7800 Walton Parkway
(New Albany, OH)	2007	6/5/2012	89,000	100%	2023	1,357		15.25	8,754
7200 North Lake Drive
(Columbus, GA)	2012	6/21/2012	32,000	100%	2023	656		20.50	4,400
3592 Corporate Drive
(Columbus, OH)	1981	6/28/2012	31,293	100%	2022	331		10.58	2,775
1395 University Boulevard
(Jupiter, FL)	2011	9/26/2012	60,000	100%	2023	1,372		22.87	10,013
1400 John Burgess Drive
(Fort Worth, TX)	2005	11/8/2012	208,234	100%	2026	1,628		7.82	13,253
565 Spears Creek Church Road
(Columbia, SC)	2010	11/21/2012	146,483	100%	2022	2,541		17.35	17,590
6725 Delilah Road
(Egg Harbor Township, NJ)	1985	3/28/2013	29,257	100%	2023	513		17.53	3,461
17499 Brookwood Parkway
(Vance, AL)	2013	5/9/2013	170,000	100%	2023	1,173		6.90	—
3785 Pheasant Ridge Drive NE
(Blaine, MN)	2009	5/10/2013	92,275	100%	2020	1,475		15.98	7,912
717 E. Parmer Lane
(Austin, TX)	1999	7/9/2013	320,000	100%	2020	4,805		15.02	34,016
805 Central Expressway South
(Allen, TX) (7)	1998	7/10/2013	115,200	100%	2021/2022	1,879	(9)	16.31	8,550
349 Inverness Drive South
(Englewood, CO)	2008	12/11/2013	99,797	100%	2021	1,504		15.07	11,080
43700 Gen-Mar Drive
(Novi, MI)	1988	12/27/2013	156,200	100%	2024	684		4.38	4,208
1207 West McDermott Drive
(Allen, TX)	2004	3/27/2014	21,154	100%	2026	570		26.95	—
6805 Colleyville Boulevard
(Colleyville, TX)	2000	3/27/2014	20,355	100%	2026	467		22.94	—
3078 Prospect Park Drive
(Rancho Cordova, CA)	1986	4/22/2014	61,358	100%	2024	903	(9)	14.72	4,889
300 South Denton Tap Road
(Coppell, TX)	2005	5/8/2014	21,171	100%	2026	601		28.39	3,687
7450 Huntington Park Drive
(Columbus, OH) (8)	1986	5/13/2014	114,786	100%	2016/2023	1,245	(9)	10.85	—
6 Kane Lane
(Taylor, PA)	2000/2006	6/9/2014	955,935	100%	2024	3,400		3.56	22,600

Item 2.	Properties (Continued)

Property	Year Built/ Improvements	Date of Purchase	Rentable Square Feet	Occupancy	Year of Lease Expiration	Total Rental Income for the year ended December 31, 2015 (4)		Total Rental Income per Occupied Square Foot		Encumbrances
14800 East Moncrieff Place
(Aurora, CO)	1983	7/1/2014	124,800	100%	2029	$768		$6.15		$—
6626 E. 75th Street
(Indianapolis, IN) (10)	1981/2014	9/3/2014	87,131	100%	2017-2026	1,506	(9)	17.28		6,100
1485 East 61st Avenue
(Denver, CO)	1985	10/31/2014	189,210	100%	2024	979		5.17		—
1833 Frenchtown Center Drive
(Monroe, MI)	2004	12/23/2014	315,000	100%	2023	1,484		4.71		10,669
2200 Revard Road
(Monroe, MI)	2004	12/23/2014	220,500	100%	2023	1,039		4.71		7,468
250 E Arapaho Road
(Richardson, TX)	1985/2008	3/6/2015	155,984	100%	2024	2,152	(9)	17.36	(2)	14,405
201 Summit Parkway
(Birmingham, AL)	1982/2010	3/20/2015	30,850	100%	2023	260		10.78	(2)	—
525 Metro Place North
(Dublin, OH)	1980	5/28/2015	78,033	100%	2030	421		8.16	(2)	4,415
11747 S. Lone Peak Parkway
(Draper, UT) (3)	2008	5/29/2015	86,409	100%	2021	1,368	(9)	27.90	(2)	13,000
1025 Virginia Avenue
(Hapeville, GA) (12)	1999/2007	7/15/2015	78,151	100%	2022/2030	598		16.52	(2)	7,493
100 Dorris Williams Industrial Drive
(Villa Rica, GA)	2000/2014	10/20/2015	90,626	100%	2033	120		6.67	(2)	3,795
Totals			11,039,454			$80,141	(14)			$460,378

(1)	Two tenants occupy this building, each with separate leases ending in the same year.
(2)	Rental income per occupied square foot is annualized, as if the building were held for all of 2015. This figure excludes leasing incentives or free rent provided to the tenant.
(3)	Property subject to a ground lease.
(4)	Total rental income included in this table is straight-line rental income calculated in accordance with Generally Accepted Accounting Principles in the United States.
(5)	Tenant has the option to terminate the lease in years 2036-2086.
(6)	Tenant has the option to terminate the lease in years 2030-2080.
(7)	Two tenants occupy this building each with separate leases ending in different years. The tenant occupying 73% of the building has their lease expire in 2022.

The tenant occupying the remaining space has their lease expire in 2021.

(8)	Two tenants occupy this building each with separate leases ending in different years. The tenant occupying 92% of the building has their lease expire in 2023.

The tenant occupying the remaining space has their lease expire in 2016.

(9)	At lease one tenant occupying this properties is subject to a gross lease.
(10)	Seven tenants occupy this building each with separate leases ending in different years. The tenant occupying 70% of the building lease expires in

2026. The remaining six tenants have lease terms expiring from 2017 through 2023.

(11)	Our previous tenant’s lease expired on December 31, 2015. There is another tenant occupying approximately 2% of the building, and their lease expires in 2018. A new tenant will begin occupying 81% of the building on January 1, 2016 with a leas expiring in 2018.
(12)	One tenant occupies this building under two leases ending in different years. The tenant occupying 70% of the building has their lease expire in 2022.

The tenant occupying the remaining space has their lease expire in 2030.

(13)	Two tenants occupy this building each with separate leases ending in different years. The tenant occupying 75% of the building has their lease expire in 2027.

The tenant occupying the remaining space has their lease expire in 2020.

(14)	The rental income figure excludes rental revenues earned prior to our Columbus, OH, Birmingham, AL, and Columbia, MI sales. Total rental revenue for the year ended December 31, 2015 for these properties was $751.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2015 (dollars in thousands):

Year of Lease Expiration	Square Feet(1)	Number of Expiring Leases	Rental Revenue for the year ended December 31, 2015	% of Annualized Base Rent
2016	—	—	$—	—%
2017	402,357	7	1,871	2.3
2018	357,047	4	866	1.1
2019	304,237	3	2,691	3.3
2020	1,048,800	12	12,151	15.0
2021	684,418	9	7,314	9.0
2022	395,943	7	5,625	7.0
2023+	7,555,453	55	47,838	59.1
Sold Properties and Expired Leases	NA	0	2,536	3.2

Total	10,748,255	97	$80,892	100%

(1)	Our vacant square footage totals 291,199 square feet.

NA = Not Applicable

The following table summarizes the geographic locations of our properties as of December 31, 2015 and 2014, respectively (dollars in thousands):

State	Rental Revenue for the year ended December 31, 2015	% of Base Rent	Number of Leases for the year ended December 31, 2015	Rental Revenue for the year ended December 31, 2014	% of Base Rent	Number of Leases for the year ended December 31, 2014
Texas	$14,302	17.7%	12	$11,674	16.4%	10
Ohio	10,186	12.6	16	9,896	13.9	17
Pennsylvania	6,629	8.2	6	5,133	7.2	6
North Carolina	5,484	6.8	8	5,165	7.3	7
South Carolina	4,488	5.5	2	4,463	6.3	2
Michigan	4,295	5.3	4	2,342	3.3	4
Georgia	3,592	4.4	6	2,874	4.0	3
Minnesota	3,275	4.1	3	4,153	5.8	3
Colorado	3,251	4.0	3	2,054	2.9	3
New Jersey	3,195	4.0	4	3,178	4.5	4
All Other States	22,195	27.4	33	20,279	28.4	32

Total	$80,892	100.0%	97	$71,211	100.0%	91

The following table summarizes rental income by tenant industries for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	For the year ended December 31,
	2015		2014		2013
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Telecommunications	$12,752	15.8%	$12,570	17.7%	$10,102	17.0%
Healthcare	12,463	15.4	8,692	12.2	7,486	12.5
Automobile	10,542	13.0	8,587	12.1	5,589	9.4
Personal, Food & Miscellaneous Services	6,306	7.8	5,493	7.7	5,231	8.8
Diversified/Conglomerate Services	4,716	5.8	3,153	4.4	1,244	2.1
Electronics	4,672	5.8	5,731	8.0	4,982	8.3
Diversified/Conglomerate Manufacturing	4,301	5.3	4,049	5.7	3,665	6.1
Machinery	3,214	4.0	2,643	3.7	2,265	3.8
Chemicals, Plastics & Rubber	3,145	3.9	3,256	4.6	3,236	5.4
Personal & Non-Durable Consumer Products	2,628	3.2	2,607	3.7	2,583	4.3
Beverage, Food & Tobacco	2,479	3.1	2,994	4.2	3,007	5.0
Childcare	2,221	2.7	1,765	2.5	583	1.0
Buildings and Real Estate	2,190	2.7	2,181	3.1	2,160	3.6
Containers, Packaging & Glass	2,086	2.6	2,086	2.9	2,171	3.6
Banking	1,755	2.2	1,157	1.6	1,156	1.9
Printing & Publishing	1,559	1.9	1,783	2.5	1,848	3.1
Information Technology	1,368	1.7	—	0.0	—	0.0
Oil & Gas	1,309	1.6	1,278	1.8	1,275	2.1
Education	656	0.8	656	0.9	656	1.1
Home & Office Furnishings	530	0.7	530	0.7	530	0.9

	$80,892	100.0%	$71,211	100.0%	$59,769	100.0%

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GOOD.” The following table reflects the range of the high and low sale prices of our common stock on NASDAQ and the distributions per common share for the years ended December 31, 2015 and 2014. Distributions to common stockholders are declared quarterly and paid monthly. Amounts presented represent the cumulative amount of the monthly common stock distributions declared and paid during such quarter.

	Price Range
	High	Low	Distributions Per Common Share
2014
3/31/2014	$18.67	$17.08	$0.375
6/30/2014	17.99	16.84	0.375
9/30/2014	18.41	16.94	0.375
12/31/2014	18.25	16.41	0.375

2015
3/31/2015	$18.84	$17.05	$0.375
6/30/2015	18.79	16.50	0.375
9/30/2015	17.13	12.00	0.375
12/31/2015	16.59	13.80	0.375

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

A covenant in the agreement governing our Line of Credit requires us to, among other things, limit our distributions to stockholders to 100% of our FFO, and continued compliance with this covenant may require us to limit our distributions to stockholders in the future. For a discussion of our Line of Credit, including the financial and operating covenants required for us to access this source of financing, see “Risk Factors – Our Line of Credit contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Line of Credit” herein.

As of February 3, 2016, there were 15,828 beneficial owners of our common stock.

The Company pays distributions on shares of Senior Common Stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Senior Common Stock is not traded on any exchange or automated quotation system.

As of February 3, 2016, there were 332 beneficial owners of our Senior Common Stock.

Sale of Unregistered Securities

We did not sell unregistered shares of stock during the fiscal year ended December 31, 2015, nor have we repurchased any shares of our stock during the fiscal year ended December 31, 2015.

Item 6.	Selected Financial Data.

The following selected financial data as of and for each of the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011 is derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	For the year ended December 31, (Dollars in Thousands, Except Per Share Amounts)
	2015	2014	2013	2012	2011
Operating Data:
Total operating revenue	$83,766	$73,756	$61,343	$51,270	$43,976
Total operating expenses	(50,965)	(57,406)	(32,823)	(24,895)	(21,270)
Other expense	(29,205)	(22,252)	(26,993)	(22,614)	(16,992)

Net income (loss)	$3,596	$(5,902)	$1,527	$3,761	$5,714
Dividends attributable to preferred stock	(4,094)	(4,094)	(4,094)	(4,093)	(4,094)
Dividends attributable to senior common stock	(1,007)	(542)	(300)	(113)	(62)

Net (loss) income available to common stockholders	$(1,505)	$(10,538)	$(2,867)	$(445)	$1,558

Share and Per Share Data:
(Loss) earnings per weighted average common share - basic & diluted	$(0.07)	$(0.61)	$(0.22)	$(0.04)	$0.15
Weighted average common shares outstanding-basic	21,159,597	17,253,503	13,164,244	10,953,325	10,236,859
Weighted average common shares outstanding-diluted	21,159,597	17,253,503	13,164,244	10,953,325	10,288,711
Cash dividends declared per common share	$1.50	$1.50	$1.50	$1.50	$1.50
Supplemental Data:
Net (loss) income available to common stockholders	$(1,505)	$(10,538)	$(2,867)	$(445)	$1,558
Add: Real estate depreciation and amortization	35,288	28,864	22,827	16,831	14,149
Add: Impairment charge	622	14,238	—	—	—
Less: Gain on sale of real estate	(1,538)	(1,240)	—	—	—

Funds from operations available to common stockholders (1)	$32,867	$31,324	$19,960	$16,386	$15,707

Balance Sheet Data:
Real estate, held for use, before accumulated depreciation	$780,377	$722,565	$642,353	$533,753	$442,521
Total assets	833,322	787,794	690,525	564,779	453,147
Mortgage notes payable, term preferred stock, term loan facility & line of credit	569,570	541,099	485,502	422,685	304,050
Total stockholders’ equity	233,871	217,672	183,146	122,365	135,314
Total common shares outstanding	22,485,607	19,589,606	15,662,414	11,083,584	10,945,379

(1)	The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relevant non-GAAP supplemental measure of operating performance of an equity REIT, to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income and should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparison of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

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

The following table provides a reconciliation of our FFO for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 to the most directly comparable GAAP measure, net (loss) income, and a computation of basic and diluted FFO per weighted average common share:

	For the year ended December 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2015	2014	2013	2012	2011
Net income (loss)	$3,596	$(5,902)	$1,527	$3,761	$5,714
Less: Distributions attributable to preferred and senior common stock	(5,101)	(4,636)	(4,394)	(4,206)	(4,156)

Net (loss) income attributable to common stockholders	$(1,505)	$(10,538)	$(2,867)	$(445)	$1,558

Adjustments:
Add: Real estate depreciation and amortization	35,288	28,864	22,827	16,831	14,149
Add: Impairment charge	622	14,238	—	—	—
Less: Gain on sale of real estate	(1,538)	(1,240)	—	—	—

FFO available to common stockholders	$32,867	$31,324	$19,960	$16,386	$15,707

Weighted average common shares outstanding - basic	21,159,597	17,253,503	13,164,244	10,953,325	10,236,859
Weighted average common shares outstanding - diluted	21,942,554	17,682,012	13,402,370	11,075,216	10,288,711

Basic FFO per weighted average share of common stock	$1.55	$1.82 (1)	$1.52	$1.50	$1.53

Diluted FFO per weighted average share of common stock	$1.50	$1.77 (1)	$1.49	$1.48	$1.53

Distributions declared per share of common stock	$1.50	$1.50	$1.50	$1.50	$1.50

(1)	Includes a $5.3 million gain on debt extinguishment as a result of our Roseville, Minnesota deed-in-lieu transaction during the year ended December 31, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

General

We are an externally-advised real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and commercial mortgage loans. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We target secondary growth markets that possess favorable economic growth trends, diversified industries, and growing population and employment.

We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having net leases with terms of approximately 7 to 15 years and built in rental rate increases. Under a net lease, the tenant is required to pay all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

As of February 17, 2016:

•	we owned 99 properties totaling 11.0 million square feet in 24 states;

•	our occupancy rate was 97.4%;

•	the weighted average remaining term of our mortgage debt was 5.6 years and the weighted average interest rate was 5.02%;

•	the weighted average remaining lease term of the portfolio was 8.4 years; and

•	all tenant lease expirations for 2016 were successfully extended.

Business Environment

In the United States, vacancy rates have decreased for both office and industrial properties in most markets as increased user demand with restrained new construction activity has led to improved conditions. In fact, vacancy rates in many markets have been reduced to levels seen at the latest peak before the most recent recession and rental rates have increased in many primary and secondary markets. This condition has led to a rise in construction activity for both office and industrial properties in many markets; however, vacancy rates in certain secondary and tertiary markets are still higher than pre-recession levels as job growth has yet to return to all areas of the country even though the published unemployment rate has dropped over the past 12 months. Interest rates have been volatile since the beginning of the year and although interest rates are still relatively low, lenders have increased their required spreads and overall financing costs for fixed rate mortgages appear to be on the rise. The combined characteristics of lower vacancy rates, increased supply of capital from private and foreign buyers, and a potential rise in financing costs has led to increased competition for new acquisitions.

From a more macro-economic perspective, the strength of the global economy and U.S. economy in particular continue to be uncertain with increased volatility due to the recently disclosed oversupply of energy worldwide and an apparent global economic slowdown. In addition, the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term as well as other geo-political issues has increased domestic and global instability. These developments could cause interest rates and borrowing costs to rise, which may adversely affect our ability to access both the equity and debt markets and could have an adverse effect on our tenants as well.

We continue to focus on re-leasing vacant space, renewing upcoming lease maturities and acquiring additional properties. Currently, we have two fully vacant buildings, one located in Newburyport, Massachusetts and one located in Dayton, Ohio, and a total of five partially vacant buildings located in a Chicago, Illinois submarket; a Houston, Texas submarket; Raleigh, North Carolina; Maple Heights, Ohio; and a Minneapolis, Minnesota submarket. Our Newburyport, Massachusetts tenant vacated upon its lease termination in April 2015 and our Dayton, Ohio tenant vacated upon its lease termination in June 2015. Our Dayton, Ohio property has been classified as held for sale on our consolidated balance sheet as of December 31, 2015 and we anticipate selling this property during the second quarter of 2016.

We only had 5 leases expiring in 2016, and we have successfully executed lease extensions for all of these properties. We have 7 expiring leases in 2017, which comprises of 2.3% of rental income recognized during the year ended December 31, 2015 and 4 expiring leases in 2018, which comprises of 1.1% of rental income recognized during the year ended December 31, 2015. The tenant for one of the leases expiring in 2018 has exercised their early termination option, and the lease will now expire in 2016.

Our available vacant space at December 31, 2015 comprises less than 3.0% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $1.0 million. We continue to actively seek new tenants for these properties.

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

Recent Developments

2015 Investment Activity

Richardson, Texas: On March 6, 2015, we acquired a 155,984 square foot office building located in Richardson, Texas for $24.7 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $14.6 million of mortgage debt on the property. The tenant has leased the property for 9.5 years with a lease expiration date of October 31, 2024 and has 2 options to renew the lease for an additional 5 years each. The lease provides for prescribed rent escalations over its life, with annualized straight line gross rents of $2.7 million. The average cap rate on this acquisition was 8.2%.

Birmingham, Alabama: On March 20, 2015, we acquired a 30,850 square foot office building located in Birmingham, Alabama for $3.6 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand. The tenant has leased the property for 8.5 years with a lease expiration date of July 31, 2023 and has 1 option to renew the lease for an additional 5 years. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of $0.3 million. The average cap rate on this acquisition was 9.1%.

Phoenix, Arizona: On April 14, 2015, we closed a $0.3 million interim financing loan for the acquisition of land to be used for continuing development of a medical center campus in Phoenix, Arizona. This loan was collateralized by proceeds from the future sale of the transitional care facility for which we provided a mortgage development loan on July 25, 2014. We earned interest of 22.0% per annum through the maturity date, with all accrued interest and principal payable upon maturity. This loan matured upon the sale of the transitional care facility, which occurred in January 2016.

Columbus, Ohio: On May 28, 2015, we acquired a 78,033 square foot office building located in Columbus, Ohio for $7.7 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $4.5 million of mortgage debt on the property. The tenant has leased the property for 15 years with a lease expiration date of May 31, 2030 and has 2 options to renew the lease for an additional 5 years each. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of $0.64 million. The average cap rate on this acquisition is 8.3%.

Salt Lake City, Utah: On May 29, 2015, we acquired an 86,409 square foot office building located in Salt Lake City, Utah for $22.2 million, excluding related acquisition expenses of $0.2 million. We funded this acquisition with existing cash on hand, and the issuance of $13.0 million of mortgage debt on the property. The tenant has leased the property for 6.5 years with a lease expiration date of May 31, 2021 and has 1 option to renew the lease for an additional 5 years. The lease provides for prescribed rent escalations over its life, with annualized straight line gross rents of $2.4 million. The average cap rate on this acquisition is 8.0%.

Atlanta, Georgia: On July 15, 2015 we acquired a 78,151 square foot office building located in Atlanta, Georgia for $13.0 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $7.5 million of mortgage debt on the property. The tenant has leased 54,836 square feet for 7 years with a lease expiration date of July 14, 2022, and 23,315 square feet for 15 years with a lease expiration date of July 14, 2030. The tenant has 2 options to renew both leases for an additional 5 years each. The leases provide for prescribed rent escalations over its life with annualized straight line rents of $1.3 million. The average cap rate on this acquisition is 9.9%.

Villa Rica, Georgia: On October 20, 2015 we acquired a 90,626 square foot industrial facility located in Villa Rica, Georgia, an industrial submarket of Atlanta, for $6.6 million, excluding related acquisition expenses of $0.1 million. We funded this acquisition with existing cash on hand and the issuance of $3.8 million of mortgage debt on the property. This property is 100% leased to one tenant for 18 years with a lease expiration date of October 31, 2033, with 2 options to renew this lease for an additional 5 years each. The lease provides for prescribed rent escalations over its life with annualized straight line rents of $0.6 million. The average cap rate on this acquisition is 9.2%.

2015 Sale Activity

Columbus, Ohio: On November 6, 2015, we completed the sale of our Columbus, Ohio property for $2.8 million and recognized a gain on sale of $0.4 million. We considered this industrial asset to be non-core to our long term strategy.

Birmingham, Alabama and Columbia, Missouri: On December 4, 2015, we completed the sale of our Birmingham, Alabama and Columbia, Missouri properties for $4.1 million and recognized a gain on sale of $1.1 million. In conjunction with the sale, we received an additional $0.2 million lease termination penalty, which was recognized as rental revenue. We considered these industrial assets to be non-core to our long term strategy.

2015 Financing Activity

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

FC Bank: On May 28, 2015, through a wholly-owned subsidiary, we borrowed $4.5 million pursuant to a long-term note payable from FC Bank, a division of CNB Bank. The note accrues interest at a fixed rate of 3.75% per year and has a maturity date of June 1, 2022. The fixed rate resets to the applicable treasury rate index plus 3.0% per year on June 1, 2020 and June 1, 2021. We used the proceeds from the note to acquire the property in Columbus, Ohio on the same date.

Guggenheim Partners: On June 16, 2015, through a wholly-owned subsidiary, we borrowed $13.0 million pursuant to a long-term note payable from Guggenheim Partners, which is collateralized by a security interest in our Salt Lake City, Utah property. The note accrues interest at a fixed rate of 3.99% per year and has a maturity date of July 1, 2045, with an anticipated repayment date of July 1, 2022. We used the proceeds from the note to repay a portion of outstanding debt on our line of credit.

Synovus Bank: On June 29, 2015, through a wholly-owned subsidiary, we refinanced our $19.1 million mortgage at an interest rate of 5.3% collateralized by security interests in our Charlotte, North Carolina and Duncan, South Carolina properties. That mortgage was originally set to mature on September 1, 2015. We borrowed $19.8 million pursuant to a long-term note payable from Synovus Bank. The new loan is variable rate, in which the interest rate resets monthly and is calculated as the one month London Interbank Offered Rate, or LIBOR, plus a margin of 2.25%. In July 2015, we entered into an interest rate cap agreement with Synovus Bank, which caps LIBOR to 3.0%. The new note has a maturity date of July 1, 2018, with one, two-year extension option at the behest of the borrower.

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

Prudential Mortgage Capital Company: On July 15, 2015, through a wholly-owned subsidiary, we borrowed $7.5 million pursuant to a long-term note payable from Prudential Mortgage Capital Company, which is collateralized by a security interest in our Atlanta, Georgia property. The note accrues interest at a fixed rate of 4.53% per year, and has a maturity date of August 1, 2022. We used the proceeds from the note to acquire the property in Atlanta, Georgia on the same date.

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

First Niagara Bank: On November 10, 2015, through a wholly-owned subsidiary, we repaid our $3.9 million mortgage on our Syracuse, New York property. The mortgage was originally set to mature on December 11, 2015. We borrowed $3.6 million pursuant to a long-term note payable from First Niagara Bank to refinance this debt. The new loan is variable rate and we entered into an interest rate cap with First Niagara Bank to hedge against the variability of the LIBOR rate, at a cost of approximately $0.05 million through December 1, 2020. We will receive payments from First Niagara Bank if the one month LIBOR rate increases above 3.0%.

Wells Fargo Bank: On November 6, 2015, through a wholly-owned subsidiary, we repaid our $17.2 million mortgage on our Maple Heights, Ohio, Columbus, Ohio, and Crenshaw, Pennsylvania properties that was originally set to mature on January 8, 2016. We repaid this mortgage using existing cash on hand and proceeds from the sale of our Columbus, Ohio property on the same date.

Wells Fargo Bank: On December 30, 2015, through a wholly-owned subsidiary, we repaid our $6.1 million mortgage on our Allen, Texas, and Colleyville, Texas properties that was originally set to mature on February 1, 2016. We repaid this mortgage using existing cash on hand.

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

Raleigh, North Carolina: On February 9, 2015, we modified the leases with the tenant occupying two of our properties, both located in Raleigh, North Carolina. The leases covering these properties were extended for an additional five years each, through July 2020. Both leases were originally set to expire in July 2015. The tenant was previously fully occupying both buildings, totaling 174,426 square feet, but had reduced its space requirement in the industrial building by 94,200 square feet. Both leases contain prescribed rent escalations over the life of the lease, with annualized straight line rents of approximately $0.9 million, as compared to annualized straight line rents of $1.3 million under the previous terms of the lease, when the tenant occupied the entirety of the two buildings. The tenant has two options to renew both leases for an additional period of five years each option. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and provided $0.1 million in tenant improvements.

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

Raleigh, North Carolina: On July 13, 2015 we executed a lease with a new tenant in our Raleigh, North Carolina property to occupy 86,886 square feet, representing 75.0% of the total square footage. The current tenant retained 18.0% of the space. Therefore, the building is approximately 93.0% occupied. The lease commenced on August 1, 2015 and will expire in December 2027. The new lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.5 million. The lease grants the tenant two extension options for an additional five years each. In connection with the execution of the lease, we provided $0.8 million in tenant improvements, and paid $0.4 million in leasing commissions.

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

Baytown, Texas: On September 18, 2015 we executed a lease with a tenant to occupy a portion of our previously vacant property located in Baytown, Texas. The lease is for 57.0% of the building, and is for a seven year term. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.13 million. The tenant has two options to renew the lease for an additional period of five years each. In connection with the execution of the lease, we provided $0.2 million in tenant improvements and paid $0.06 million in leasing commissions.

Indianapolis, Indiana: On October 2, 2015 we extended a lease with one of our other tenants in our multi-tenant Indianapolis, Indiana property. This tenant, occupying 1,427 square feet, extended their lease term an additional three years through March 2019. The original lease term would have expired on December 31, 2015. This lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.02 million, unchanged from the previous lease.

Duncan, South Carolina: On October 26, 2015 we extended the lease with the tenant occupying our property located in Duncan, South Carolina. The lease covering this property was extended for an additional eight years through July 31, 2028. The lease was originally set to expire in July 31, 2020. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $2.1 million, a $0.2 million increase over the previous lease. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.7 million in leasing commissions, and will provide approximately $0.3 million in tenant improvements during 2016.

Burnsville, Minnesota: On November 4, 2015 our tenant occupying 73,960 square feet of our Burnsville, Minnesota property added an additional suite to its lease, increasing its leased square footage by 5,630 square feet. The new lease commences on January 1, 2016 and expires in February 2021. This lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.1 million. The tenant has one option to renew the lease for an additional period of five years. In connection with the execution of the lease, we provided $0.2 million in tenant improvements and paid $0.05 million in leasing commissions.

Chalfont, Pennsylvania: On November 5, 2015 we extended the lease with the tenant occupying our property located in Chalfont, Pennsylvania. The lease covering the property was extended for an additional five years through February 2021. The lease was originally set to expire in February 2016. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.8 million, a $0.02 million increase over the previous lease. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and provided approximately $0.2 million in tenant improvements during 2016.

Menomonee Falls, Wisconsin: On November 10, 2015 we extended the lease with the tenant occupying our property located in Menomonee Falls, Wisconsin. The lease covering the property was extended for an additional 12 years through August 2028. The lease was originally set to expire in June 2016. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.7 million, a $0.03 million decrease over the previous lease. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and provided approximately $0.6 million in tenant improvements.

Montgomery, Alabama: On December 4, 2015 we extended the lease with the tenant occupying our property located in Montgomery, Alabama. The lease covering the property was extended for an additional year through September 2017. The lease was originally set to expire in September 2016. Annualized straight line rents are approximately $0.1 million, a slight increase over the previous lease.

Maple Heights, Ohio: On December 29, 2015 we executed a new lease with a tenant to occupy a portion of our property located in Maple Heights, Ohio. The lease is for 81.1% of the building, and is for three years through December 2018. The annualized straight line rents are approximately $0.7 million. The tenant has two options to renew the lease for an additional period of three years each. In connection with the execution of the lease, we provided $0.1 million in tenant improvements and anticipate paying $0.07 million in leasing commissions.

2015 Equity Activities

The equity issuances summarized below were issued under our universal shelf registration statement (File No. 333-190931) that was effective and on file with the Securities and Exchange Commission at the time of each respective issuance.

ATM Program: During the year ended December 31, 2015, we sold 2.9 million shares of our common stock, raising an aggregate of $46.7 million in net proceeds under our ATM Program with Cantor Fitzgerald. Proceeds from these sales were used to acquire real estate, repay indebtedness and for other general corporate purposes. Under the ATM Program we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $100.0 million on the open market through Cantor Fitzgerald, as agent, or to Cantor Fitzgerald, as principal, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). Sales of shares of our common stock through our ATM Program are executed by means of ordinary brokers’ transactions on the NASDAQ Global Select Market, or the NASDAQ, or otherwise at market prices, in privately negotiated transactions, crosses or block transactions, as may be agreed between us and Cantor Fitzgerald, including a combination of any of these transactions. As of December 31, 2015, we have sold a total of 4.8 million shares with aggregate gross proceeds of $80.0 million, and had a remaining capacity to sell up to $20.0 million of common stock under the ATM Program.

Senior Common Program: During the year ended December 31, 2015, we sold 189,052 shares of our Senior Common Stock at $15.00 per share and issued 5,134 shares of our Senior Common Stock under the associated Dividend Reinvestment Plan. The net proceeds, after deducting the underwriting discount and commission, were $2.6 million. This offering terminated according to its terms on March 28, 2015, and we wrote-off $0.1 million of deferred offering costs related to such termination. Proceeds from this offering were used to acquire real estate and for general corporate purposes.

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Administrator are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator. Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator. Mr. Robert

Cutlip, our president, is also an executive managing director of our Adviser. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president) and their respective staffs.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included elsewhere in this Form 10-K. Below is a summary of accounting policies involving estimates and assumptions that require complex, subjective or significant judgments in their application and that materially affect our results of operations. There were no material changes to our critical accounting policies during the year ended December 31, 2015.

Allocation of Purchase Price

When we acquire real estate with an existing lease, we allocate the purchase price to (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements and long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations, based in each case on their fair values in accordance with ASC 805, Business Combinations. All expenses related to the acquisition are expensed as incurred.

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

The allocation of the purchase price directly affects the following in our consolidated financial statements:

•	The amount of purchase price allocated to the various tangible and intangible assets and liabilities on our balance sheet;

•	The amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, depending on the amounts allocated between land and other depreciable assets, changes in the purchase price allocation among our assets could have a material impact on our FFO, a metric which is used by many REIT investors to evaluate our operating performance; and

•	The period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases, which normally range from 10 to 15 years. Also, we depreciate our buildings over 39 years, but do not depreciate our land. These differences in timing could have a material impact on our results of operations.

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

Using the methodology discussed above, we evaluated our entire portfolio as of December 31, 2015, for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. We concluded that our Dayton, Ohio property was impaired as of September 30, 2015. We determined the fair value of this property was below our carrying value of $0.9 million, and we recognized an impairment loss of $0.6 million in the third quarter 2015. The property was classified as held for sale on our consolidated balance sheet as of December 31, 2015.

We will continue to monitor our portfolio for any other indicators of impairment.

Results of Operations

The weighted average yield on our total portfolio, which was 8.7% as of both December 31, 2015 and 2014, respectively, is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the year ended December 31, 2015 and 2014 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2015	2014	$ Change	% Change
Operating revenues
Rental revenue	$80,892	$71,211	$9,681	13.6%
Tenant recovery revenue	1,753	2,079	(326)	-15.7%
Interest income from mortgage note receivable	1,121	466	655	NM

Total operating revenues	83,766	73,756	10,010	13.6%

Operating expenses
Depreciation and amortization	35,288	28,864	6,424	22.3%
Property operating expenses	5,296	4,711	585	12.4%
Acquisition related expenses	622	1,438	(816)	-56.7%
Base management fee	3,474	2,798	676	24.2%
Incentive fee	4,650	4,305	345	8.0%
Administration fee	1,419	1,526	(107)	-7.0%
General and administrative	2,094	2,689	(595)	-22.1%
Impairment charge	622	14,238	(13,616)	-95.6%

Total operating expenses before credit to incentive fee	53,465	60,569	(7,104)	-11.7%

Credit to base management fee	—	(150)	150	-100.0%
Credit to incentive fee	(2,500)	(3,013)	513	-17.0%

Total operating expenses	50,965	57,406	(6,441)	-11.2%

Other (expense) income
Interest expense	(28,014)	(26,197)	(1,817)	6.9%
Distributions attributable to Series C mandatorily redeemable preferred stock	(2,743)	(2,743)	—	0.0%
Gain on sale of real estate	1,538	1,240	298	24.0%
Gain on debt extinguishment	—	5,274	(5,274)	-100.0%
Other income	14	174	(160)	-92.0%

Total other expense	(29,205)	(22,252)	(6,953)	31.2%

Net income (loss)	3,596	(5,902)	9,498	-160.9%

Distributions attributable to Series A and B preferred stock	(4,094)	(4,094)	—	0%
Distributions attributable to senior common stock	(1,007)	(542)	(465)	85.8%

Net loss attributable to common stockholders	$(1,505)	$(10,538)	$9,033	-85.7%

Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	$(0.07)	$(0.61)	$0.54	-88.5%

FFO available to common stockholders	$32,867	$31,324	$1,543	4.9%

FFO per weighted average share of common stock - basic	$1.55	$1.82	$(0.26)	-14.3%

FFO per weighted average share of common stock - diluted	$1.50	$1.77	$(0.27)	-15.3%

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

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Rental Revenues	2015	2014	$ Change	% Change
Same Store Properties	$58,771	$59,610	$(839)	-1.4%
Acquired & Disposed Properties	18,733	7,663	11,070	144.5%
Expanded Properties	1,429	984	445	45.2%
Vacant Properties	1,959	2,954	(995)	-33.7%

	$80,892	$71,211	$9,681	13.6%

Rental revenue from same store properties decreased slightly for the year ended December 31, 2015, primarily due to reduced rental rates on lease extensions and modifications. Rental revenue increased for acquired and disposed properties for the year ended December 31, 2015, as compared to the year ended December 31, 2014, because we acquired six properties subsequent to December 31, 2014, and the inclusion of a full year of rental revenue recorded in 2015 for 11 properties acquired during the year ended December 31, 2014.

	For the year ended December 31,
	(Dollars in Thousands)
Tenant Recovery Revenue	2015	2014	$ Change	% Change
Same Store Properties	$736	$588	$148	25.2%
Acquired & Disposed Properties	804	1,222	(418)	-34.2%
Expanded Properties	10	10	—	0.0%
Vacant Properties	203	259	(56)	-21.6%

	$1,753	$2,079	$(326)	-15.7%

The increase in same store tenant recovery revenues for the year ended December 31, 2015, as compared to the year ended December 31, 2014, is a result of increased recoveries from tenants subject to gross leases. The decrease in tenant recovery revenues on acquired and disposed of properties for the year ended December 31, 2015, as compared to the year ended December 31, 2014, is a result of a lack of tenant recovery revenues in 2015 associated with our Roseville, Minnesota property, which was conveyed to the lender in a deed-in-lieu transaction during 2014, offset by an increase in recoveries from tenants subject to a gross lease for properties acquired during and subsequent to the year ended December 31, 2014.

Interest income from mortgage notes receivable increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, because of interest earned on a mortgage development loan issued in July 2014 that was partially outstanding during the year ended December 31, 2014, coupled with interest earned on a $0.3 million interim financing note issued in April 2015.

Operating Expenses

	For the year ended December 31,
	(Dollars in Thousands)
Depreciation and Amortization	2015	2014	$ Change	% Change
Same Store Properties	$24,927	$24,219	$708	2.9%
Acquired & Disposed Properties	8,643	3,304	5,339	161.6%
Expanded Properties	316	173	143	82.7%
Vacant Properties	1,402	1,168	234	20.0%

	$35,288	$28,864	$6,424	22.3%

Depreciation and amortization increased slightly for same store properties for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to depreciation on capital projects which were completed subsequent to December 31, 2014, coupled with amortization on leasing commissions for renewed leases with 2015 expirations. Depreciation and amortization expenses increased for acquired and disposed of properties during the year ended December 31, 2015, as compared to the year ended December 31, 2014, because of the six properties acquired subsequent to December 31, 2014 and the inclusion of a full year of depreciation and amortization recorded in 2015 for 11 properties acquired during the year ended December 31, 2014.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2015	2014	$ Change	% Change
Same Store Properties	$1,952	$1,969	$(17)	-0.9%
Acquired & Disposed Properties	2,574	2,223	351	15.8%
Expanded Properties	11	12	(1)	-8.3%
Vacant Properties	759	507	252	49.7%

	$5,296	$4,711	$585	12.4%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for acquired and disposed of properties for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily a result of property operating expenses incurred at properties subject to a gross lease which were acquired during and subsequent to the year ended December 31, 2014, offset by a lack of operating expenses in 2015 associated with our Roseville, Minnesota property, which was conveyed to the lender in a deed-in-lieu transaction during 2014.

Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, due to smaller acquisition volume over these comparable periods. During the year ended December 31, 2015, we acquired six properties as compared to the year ended December 31, 2014, where we acquired 11 properties.

The base management fee paid to the Adviser increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, due to an increase in both total and common stockholders’ equity, the main components of both the amended and previous calculations, coupled with a credit to the base management fee received during the year ended December 31, 2014 related to an advisory fee received by our Advisor from one of our tenants. We amended the calculation of the base management fee effective July 1, 2015. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The net incentive fee paid to the Adviser increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, because of an increase in pre-incentive fee FFO, coupled with a reduction in the credit to incentive fee. The increase in pre-incentive fee FFO was primarily due to an increase in rental revenues from the properties acquired during the year ended December 31, 2015. We amended the calculation of the incentive fee effective July 1, 2015. The revised calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The decrease was driven primarily by a change in the way the Administrator allocates all of its fees charged to companies serviced by the Administrator such that the fee is generally now based upon the percentage of time employees of the Administrator spend on our matters in relation to time spent on other companies serviced by our Administrator versus the prior methodology, whereby we were generally allocated the fee based upon our total assets in relation to other funds managed by our Adviser. That change went into effect July 1, 2014. We anticipate our future administration fees to continue to be lower than in 2014 under the new methodology. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily as a result of a write off of $0.8 million of the deferred rent asset associated with our property located in Concord Township, Ohio during the year ended December 31, 2014, offset by an increase in professional fees and stockholder related expenses during the year ended December 31, 2015.

The impairment charge recognized during the year ended December 31, 2015 is a result of the impairment of our Dayton, Ohio property. Impairment recognized during the year ended December 31, 2014 was a result of the impairment of our Roseville, Minnesota property.

Other Income and Expenses

Interest expense increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014. This increase was primarily a result of interest on the $68.5 million of mortgage debt issued in the past 12 months, partially offset by reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the past 12 months coupled with reduced interest expense associated with lower interest rates achieved on the three mortgages we refinanced during 2015.

The gain on sale of real estate during the year ended December 31, 2015 is a result of the sale of three of our properties located in Columbus, Ohio, Columbia, Missouri, and Birmingham, Alabama. The gain on sale of real estate during the year ended December 31, 2014 was a result of the sale of our property located in Sterling Heights, Michigan in June 2014.

The gain on debt extinguishment recognized during the year ended December 31, 2014 is a result of the deed-in-lieu transaction related to our Roseville, Minnesota property that was completed in November 2014. The outstanding debt on the property that was deemed satisfied in exchange for the property was in excess of the carrying value of the property. There was no gain on debt extinguishment recognized during the year ended December 31, 2015.

Other income decreased during the year ended December 31, 2015, as compared to the year ended December 31, 2014, because of the repayment of the employee note outstanding in May 2015.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily because of the impairment charge recognized from the Roseville, Minnesota property in June 2014 offset by the gain on debt extinguishment recognized from the Roseville, Minnesota property in December 2014, increased interest expense, depreciation expense, and an increase in rental income from the properties acquired over the past 12 months.

A comparison of our operating results for the years ended December 31, 2014 and 2013 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2014	2013	$ Change	% Change
Operating revenues
Rental revenue	$71,211	$59,769	$11,442	19.1%
Tenant recovery revenue	2,079	1,574	505	32.1%
Interest income from mortgage note receivable	466	—	466	NM

Total operating revenues	73,756	61,343	12,413	20.2%

Operating expenses
Depreciation and amortization	28,864	22,827	6,037	26.4%
Property operating expenses	4,711	3,348	1,363	40.7%
Acquisition related expenses	1,438	768	670	87.2%
Base management fee	2,798	2,014	784	38.9%
Incentive fee	4,305	4,201	104	2.5%
Administration fee	1,526	1,467	59	4.0%
General and administrative	2,689	1,655	1,034	62.5%
Impairment charge	14,238	—	14,238	NM

Total operating expenses before credit to incentive fee	60,569	36,280	24,289	66.9%

Credit to base management fee	(150)	—	(150)	NM
Credit to incentive fee	(3,013)	(3,457)	444	-12.8%

Total operating expenses	57,406	32,823	24,583	74.9%

Other income (expense)
Interest expense	(26,197)	(24,351)	(1,846)	7.6%
Distributions attributable to Series C mandatorily redeemable preferred stock	(2,743)	(2,743)	—	—
Gain on sale of real estate	1,240	—	1,240	NM
Gain on debt extinguishment	5,274	—	5,274	NM
Other income	174	101	73	72.3%

Total other expense	(22,252)	(26,993)	4,741	-17.6%

Net (loss) income	(5,902)	1,527	(7,429)	-486.5%

Distributions attributable to Series A and B preferred stock	(4,094)	(4,094)	—	—
Distributions attributable to senior common stock	(542)	(300)	(242)	80.7%

Net loss attributable to common stockholders	$(10,538)	$(2,867)	$(7,671)	267.6%

Net loss attributable to common stockholders per weighted average share of common stock - diluted	$(0.61)	$(0.22)	$(0.39)	179.1%

FFO available to common stockholders	$31,324	$19,960	$11,364	56.9%

FFO per weighted average share of common stock - basic	$1.82	$1.52	$0.30	19.7%

FFO per weighted average share of common stock - diluted	$1.77	$1.49	$0.28	19.0%

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

The administration fee increased slightly for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was primarily from an increase in the amount of the fee allocated to us by our Administrator during the first half of 2014; however, in July 2014, the allocation of the fee was revised such that the fee is generally now based upon the percentage of time employees of the Administrator spend on our matters in relation to time spent on all companies serviced by our Administrator versus the prior methodology whereby we were generally allocated the fee based upon our total assets in relation to other funds managed by our Adviser. We anticipate our future administration fees to be lower under the new methodology. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

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

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit, obtaining mortgages on our unencumbered properties and issuing additional equity securities. Our available liquidity, as of December 31, 2015, was $9.3 million, including $5.2 million in cash and cash equivalents. and an available borrowing capacity of $4.1 million under our Line of Credit. Our available borrowing capacity under the Line of Credit has increased to $19.3 million as of February 17, 2016.

Future Capital Needs

We actively seek conservative investments that are likely to produce income to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial, and office real property and to a lesser extent commercial and retail real property, make mortgage loans, or pay down outstanding borrowings under our Line of Credit. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and on borrowings under our Line of Credit, and fund our current operating costs. In addition, beginning August 31, 2016, if our Series C Term Preferred Stock is still outstanding and has not been extended or redeemed, and we have failed to meet certain conditions relating to a pending extension or redemption to the satisfaction of the lender’s under our Line of Credit, the Line of Credit requires that we have liquidity in the amount of $38.5 million. We plan to refinance our Series C Term Preferred Stock with equity in advance of this date. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

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

Equity Capital

During 2015, we have raised net proceeds of $46.7 million of common equity under our ATM program with Cantor Fitzgerald at a weighted average share price of $16.49. Furthermore, we raised $2.6 million in net proceeds in our offering of senior common equity, which was terminated according to its terms on March 28, 2015. We used these proceeds to acquire additional real estate and for general corporate purposes.

As of February 17, 2016, we have the ability to raise up to $500.0 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-208953), or the Universal Shelf, in one or more future public offerings. Of the $500.0 million of available capacity under our Universal Shelf, approximately $19.0 million of common stock is reserved for additional sales under our ATM Program as of February 17, 2016. We will use our existing ATM program as a source of liquidity for 2016.

Debt Capital

As of December 31, 2015, we had mortgage notes payable in the aggregate principal amount of $460.8 million, collateralized by a total of 75 properties with a remaining weighted average maturity of 5.6 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2015 was 5.02%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $76.7 million payable during 2016 and $69.2 million payable during 2017. The 2016 principal amounts payable include both amortizing principal payments and seven balloon principal payments due throughout 2016. We anticipate being able to refinance our mortgages that come due during 2016 with a combination of new mortgage debt and the issuance of additional equity securities.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2015, was $31.5 million, as compared to net cash provided by operating activities of $28.2 million for the year ended December 31, 2014. This increase was primarily a result of an increase in rental income received from the properties acquired during the past 12 months, partially offset by the base management and incentive fees due to increased activity in our portfolio. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2015, was $74.5 million, which primarily consisted of the acquisition of six properties and tenant improvements performed at certain of our properties, partially offset by proceeds from sale of real estate, as compared to net cash used in investing activities during the year ended December 31, 2014, of $130.4 million, which primarily consisted of the acquisition of 11 properties, the issuance of the mortgage note receivable and tenant improvements performed at certain of our properties, partially offset by proceeds from sale of real estate.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2015, was $39.5 million, which primarily consisted of proceeds from the sale of common stock and proceeds from the issuance of mortgage notes payable, partially offset by the distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the year ended December 31, 2014, was $102.3 million, which primarily consisted of proceeds from the sale of common stock and issuance of mortgage notes payable, partially offset by distributions paid to our stockholders and principal repayments on mortgage notes payable.

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

In connection with the Line of Credit expansion discussed above, we added a $25.0 million 5-year term loan facility, or the Term Loan Facility; which matures in October 2020. The Term Loan is subject to the same leverage tiers as the Line of Credit, however the interest rate at each leverage tier is 5 basis points lower. We have the option to repay the Term Loan Facility in full, or in part, at any time without penalty or premium prior to the maturity date.

The interest rate per annum applicable to the Line of Credit is equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of up to 2.75%, depending upon our leverage. The leverage ratio used in determining the applicable margin for interest on the Line of Credit is recalculated quarterly. We are subject to an annual maintenance fee of $0.03 million per year and an unused commitment fee of 0.25% per year, which accrues quarterly. Our ability to access this source of financing is subject to our continued ability to meet customary lending requirements, such as compliance with financial and operating covenants and our meeting certain lending limits. One such covenant requires us to limit distributions to our stockholders to 100% of our FFO, with acquisition-related costs required to be expensed, in accordance with GAAP, added back to FFO. In addition, the maximum amount we may draw under the Line of Credit is based on a percentage of the fair value of a pool of unencumbered properties, which must meet agreed upon eligibility standards.

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

As of December 31, 2015, there was $70.3 million outstanding under our Line of Credit and Term Loan Facility at a weighted average interest rate of approximately 2.91% and $3.9 million outstanding under letters of credit at a weighted average interest rate of 2.5%. As of February 17, 2016, the maximum additional amount we could draw under our Line of Credit was $19.3 million. We were in compliance with all covenants under the Line of Credit as of December 31, 2015.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$569,178	$76,681	$194,070	$72,066	$226,361
Interest on Debt Obligations (2)	109,927	24,910	33,716	24,495	26,806
Operating Lease Obligations (3)	7,265	459	927	931	4,948
Purchase Obligations (4)	4,021	4,021	—	—	—

Total	$690,391	$106,071	$228,713	$97,492	$258,115

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $45.3 million of the debt obligation due in 2018, Term Loan Facility, which represents $25.0 million of the debt obligation due in 2020, mortgage notes payable that were outstanding as of December 31, 2015, and amounts due to the holders of our Series C Term Preferred Stock. This figure does not include $0.4 million of premiums and (discounts) net, which are reflected in mortgage notes payable on the consolidated balance sheet
(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit and Term Loan Facility, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The balance and interest rate on our Line of Credit and Term Loan Facility is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of December 31, 2015.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, Springfield, Missouri, and Salt Lake City, Utah properties.
(4)	Purchase obligations consist of tenant and capital improvements at five of our Ohio properties, our Burnsville, MN property, our Austin, TX property, one of our Raleigh, NC properties, our Indianapolis, our Baytown, TX property, our Chalfont, PA property, our Duncan, SC property, and our Menomonee Falls, WI property. These items were recognized on our balance sheet as of December 31, 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Line of Credit is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable. For details regarding our rate cap agreements see Note 7 – Mortgage Notes Payable and Line of Credit.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2015, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of December 31, 2015. As of December 31, 2015, our effective average LIBOR was 0.43%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$1,048	$(1,048)
2% Increase to LIBOR	2,096	(2,096)
3% Increase to LIBOR	2,994	(2,994)

As of December 31, 2015, the fair value of our mortgage debt outstanding was $463.4 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2015, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $21.1 million and $14.9 million, respectively.

The amount outstanding under the Line of Credit and Term Loan Facility approximates fair value as of December 31, 2015, as the debt is short term.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Line of Credit, Term Loan Facility or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 17, 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Commercial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Gladstone Commercial Corporation and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 17, 2016

Gladstone Commercial Corporation

Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2015	December 31, 2014
ASSETS
Real estate, at cost	$780,377	$722,565
Less: accumulated depreciation	112,243	92,133

Total real estate, net	668,134	630,432
Lease intangibles, net	104,914	98,814
Real estate and related assets held for sale, net	1,077	—
Mortgage note receivable	5,900	5,600
Cash and cash equivalents	5,152	8,599
Restricted cash	4,205	3,547
Funds held in escrow	7,534	11,096
Deferred rent receivable, net	27,443	21,728
Deferred financing costs, net	6,138	6,213
Other assets	2,825	1,765

TOTAL ASSETS	$833,322	$787,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable	$460,770	$459,299
Borrowings under line of credit	45,300	43,300
Borrowings under term loan facility	25,000	—
Series C mandatorily redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	38,500	38,500
Deferred rent liability, net	9,657	8,594
Asset retirement obligation	3,674	3,616
Accounts payable and accrued expenses	6,388	8,285
Liabilities related to assets held for sale	868	—
Due to Adviser and Administrator (1)	1,858	916
Other liabilities	7,436	7,612

Total Liabilities	$599,451	$570,122

Commitments and contingencies (2)
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share;
$25 per share liquidation preference; 2,300,000 shares authorized and 2,150,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 972,214 and 809,411 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1	1
Common stock, par value $0.001 per share, 38,500,000 shares authorized and 22,485,607 and 19,589,606 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	22	20
Additional paid in capital	418,897	369,748
Notes receivable—employee	—	(375)
Distributions in excess of accumulated earnings	(185,051)	(151,724)

Total Stockholders’ Equity	233,871	217,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$833,322	$787,794

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 9 “Commitments and Contingencies”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

	For the year ended December 31,
	2015	2014	2013
Operating revenues
Rental revenue	$80,892	$71,211	$59,769
Tenant recovery revenue	1,753	2,079	1,574
Interest income from mortgage note receivable	1,121	466	—

Total operating revenues	83,766	73,756	61,343

Operating expenses
Depreciation and amortization	35,288	28,864	22,827
Property operating expenses	5,296	4,711	3,348
Acquisition related expenses	622	1,438	768
Base management fee (1)	3,474	2,798	2,014
Incentive fee (1)	4,650	4,305	4,201
Administration fee (1)	1,419	1,526	1,467
General and administrative	2,094	2,689	1,655
Impairment charge	622	14,238	—

Total operating expenses before credit to incentive fee	53,465	60,569	36,280

Credit to base management fee (1)	—	(150)	—
Credit to incentive fee (1)	(2,500)	(3,013)	(3,457)

Total operating expenses	50,965	57,406	32,823

Other (expense) income
Interest expense	(28,014)	(26,197)	(24,351)
Distributions attributable to Series C mandatorily redeemable preferred stock	(2,743)	(2,743)	(2,743)
Gain on sale of real estate	1,538	1,240	—
Gain on debt extinguishment	—	5,274	—
Other income	14	174	101

Total other expense	(29,205)	(22,252)	(26,993)

Net income (loss)	3,596	(5,902)	1,527

Distributions attributable to Series A and B preferred stock	(4,094)	(4,094)	(4,094)
Distributions attributable to senior common stock	(1,007)	(542)	(300)

Net loss attributable to common stockholders	$(1,505)	$(10,538)	$(2,867)

Loss per weighted average share of common stock —basic & diluted
Loss attributable to common shareholders	$(0.07)	$(0.61)	$(0.22)

Weighted average shares of common stock outstanding
Basic	21,159,597	17,253,503	13,164,244

Diluted	21,159,597	17,253,503	13,164,244

Earnings per weighted average share of senior common stock	$1.05	$1.05	$1.04

Weighted average shares of senior common stock outstanding—basic	960,016	516,937	287,178

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands)

									Distributions in
	Shares Issued						Additional	Notes	Excess of	Total
	Preferred	Senior Common	Common	Preferred	Senior Common	Common	Paid in	Receivable	Accumulated	Stockholders’
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	from Employees	Earnings	Equity
Balance at December 31, 2012	2,150,000	179,511	11,083,584	$2	$—	$11	$215,470	$(410)	$(92,708)	$122,365

Issuance of senior common stock and common stock	—	194,973	4,578,830	—	—	5	83,281	—	—	83,286
Repayment of principal on employee notes receivable	—	—	—	—	—	—	—	35	—	35
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(24,067)	(24,067)
Net income	—	—	—	—	—	—	—	—	1,527	1,527

Balance at December 31, 2013	2,150,000	374,484	15,662,414	$2	$—	$16	$298,751	$(375)	$(115,248)	$183,146

Issuance of senior common stock and common stock, net	—	434,927	3,927,192	—	1	4	70,997	—	—	71,002
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(30,574)	(30,574)
Net loss	—	—	—	—	—	—	—	—	(5,902)	(5,902)

Balance at December 31, 2014	2,150,000	809,411	19,589,606	$2	$1	$20	$369,748	$(375)	$(151,724)	$217,672

Issuance of senior common stock and common stock, net	—	162,803	2,896,001	—	—	2	49,149	—	—	49,151
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(36,923)	(36,923)
Principal repayments of employee notes receivable	—	—	—	—	—	—	—	375	—	375
Net income	—	—	—	—	—	—	—	—	3,596	3,596

Balance at December 31, 2015	2,150,000	972,214	22,485,607	$2	$1	$22	$418,897	$—	$(185,051)	$233,871

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$3,596	$(5,902)	$1,527
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,288	28,864	22,827
Impairment charge	622	14,238	—
Gain on debt extinguishment	—	(5,274)	—
Gain on sale of real estate	(1,538)	(1,240)	—
Amortization of deferred financing costs	1,955	1,656	1,780
Amortization of deferred rent asset and liability, net	(515)	(389)	(333)
Amortization of discount and premium on assumed debt	(314)	(267)	(171)
Asset retirement obligation expense	152	104	129
Increase in other assets	(1,185)	(265)	(399)
Increase in deferred rent receivable	(4,464)	(3,230)	(3,700)
(Decrease) increase in accounts payable, accrued expenses, and amount due Adviser and Administrator	(452)	204	(2,171)
(Decrease) increase in other liabilities	(43)	857	1,437
Leasing commissions paid	(1,615)	(1,159)	(1,041)

Net cash provided by operating activities	31,487	28,197	19,885

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(77,798)	(124,315)	(131,188)
Improvements of existing real estate	(6,689)	(6,347)	(5,176)
Proceeds from sale of real estate	6,683	11,162	—
Issuance of mortgage note receivable	(300)	(5,600)	—
Receipts from lenders for funds held in escrow	6,947	2,911	5,545
Payments to lenders for funds held in escrow	(3,385)	(8,659)	(6,606)
Receipts from tenants for reserves	3,429	3,101	6,085
Payments to tenants from reserves	(2,811)	(4,298)	(3,949)
(Increase) decrease in restricted cash	(658)	1,504	(2,117)
Deposits on future acquisitions	(1,700)	(3,050)	(2,375)
Deposits applied against acquisition of real estate investments	1,800	3,150	2,725

Net cash used in investing activities	(74,482)	(130,441)	(137,056)

Cash flows from financing activities:
Proceeds from issuance of equity	50,165	73,931	88,121
Offering costs paid	(1,066)	(3,140)	(4,963)
Borrowings under mortgage notes payable	68,499	52,085	79,995
Payments for deferred financing costs	(1,880)	(1,029)	(2,051)
Principal repayments on mortgage notes payable	(66,714)	(8,144)	(16,407)
Principal repayments on employee notes receivable	375	—	35
Proceeds from issuance of term loan facility	25,000	—	—
Borrowings from line of credit	77,000	98,450	75,400
Repayments on line of credit	(75,000)	(79,550)	(76,000)
Increase (decrease) in security deposits	40	57	(19)
Distributions paid for common, senior common and preferred stock	(36,871)	(30,363)	(23,940)

Net cash provided by financing activities	39,548	102,297	120,171

Net (decrease) increase in cash and cash equivalents	(3,447)	53	3,000
Cash and cash equivalents, beginning of period	8,599	8,546	5,546

Cash and cash equivalents, end of period	$5,152	$8,599	$8,546

NON-CASH INVESTING AND FINANCING INFORMATION
Cash paid during year for interest	$29,259	$27,557	$26,679

Fixed rate principal debt assumed in connection with acquisition	$—	$10,146	$—

Senior common dividend issued in the dividend reinvestment program	$52	$211	$126

Capital improvements included in accounts payable and accrued expenses	$4,488	$5,510 (1)	$350

Fixed asset additions paid for by tenant	$766	$2,031	$—

Property conveyed in deed in lieu for full satisfaction of mortgage note payable	$—	$17,373	$—

Security deposit applied to rental income	$—	$147	$—

Increase in asset retirement obligation assumed in acquisition	$56	$405	$—

(1)	This figure includes $520 in a tenant improvement allowance capitalized during the year ended December 31. 2014, which was fully surrendered by the tenant during the year ended December 31, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Notes to Consolidated Financial Statements

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation is a real estate investment trust, or REIT, that was incorporated under the General Corporation Laws of the State of Maryland on February 14, 2003, and is currently operated primarily for the purpose of investing in and owning net leased industrial and office properties and selectively making long-term industrial and commercial mortgage loans. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation, or the Adviser, and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company, or the Administrator, each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership, or the Operating Partnership.

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

Real Estate and Lease Intangibles

We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the estimated useful life, or 39 years, for buildings and improvements, 5 to 20 years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Real estate depreciation expense on the building and tenant improvement assets were $22.2 million, $18.8 million, and $15.5 million for the years ended December 31, 2015, 2014, and 2013, respectively

Most of our acquisitions involve the acquisition of properties that are already being operated as rental properties, which we will generally consider to be a business combination under ASC 805. Business combination guidance is generally applicable to us when properties are acquired with leases in place at the time of acquisition. When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt assumed and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of unamortized lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 805 also requires that all expenses related to an acquisition accounted for as a business combination to be expensed as incurred, rather than capitalized into the cost of the acquisition. Certain of our acquisitions involve sale-leaseback transactions with newly-originated leases, which we account for as asset acquisitions under Accounting Standards Codification, or ASC, 805, “Business Combinations.” In the case of an asset acquisition, we will capitalize the transaction costs incurred in connection with the acquisition.

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

Above-market and below-market in-place lease fair values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.4 million for the year ended December 31, 2015 and $0.3 million, for each of the years ended December 31, 2014 and 2013, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $0.9 million, $0.7 million, and $0.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The value of in-place leases and lease origination costs are amortized to amortization expense over the remaining term of the respective leases, which generally range from 7 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to amortization expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $13.1 million, $10.0 million, and $7.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values would be charged to rental income and the unamortized portion of in-place lease values, lease origination costs and customer relationship intangibles will be amortized through the revised termination date.

Impairment Charges

We account for the impairment of real estate in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists or that depreciation periods should be modified. If circumstances indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as each tenant’s payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate, whether there are indications that the fair value of the real estate has decreased and our intended holding period of the property. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. We evaluate our entire portfolio of properties each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment.

Held for Sale Property

For properties considered held for sale, we cease depreciating and amortizing the property and value the property at the lower of depreciated and amortized cost or fair value, less costs to dispose. We present qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as held for sale, as discontinued operations in all periods when the sale meets the definition of discontinued operations. Under GAAP, the definition of discontinued operations is the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on our operations and financial results. The components of the property’s net income (loss) that are reflected as discontinued operations include operating results, depreciation, amortization, and interest expense.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $1.9 million, $1.0 million, and $2.1 million for deferred financing costs during the years ended December 31, 2015, 2014, and 2013, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $2.0 million, $1.7 million, and $1.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Gains on Property Sales

Gains on property sales consist of the excess consideration received for a property over the property carrying value at the time of sale. We recognize gains on property sales in accordance with GAAP.

Gains on Debt Extinguishment

Gains on debt extinguishment consist of the excess forgiveness of debt received for a property over the property carrying value at the time of forgiveness. We recognize gains on debt extinguishment in accordance with GAAP.

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

Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectable. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectable accounts or record a direct write-off of the specific rent receivable. We incurred $0.8 million in deferred rent expense during the year ended December 31, 2014. No such reserves or direct write offs were recorded during the years ended December 31, 2015 or 2013.

Tenant recovery revenue includes payments from tenants as reimbursements for franchise taxes, management fees, insurance, maintenance and repairs, utilities, and ground lease payments. We recognize tenant recovery revenue in the same periods that we incur the related expenses.

Mortgage Notes Receivable

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2015, 2014 and 2013, we did not record any provisions for uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the estimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We accrued $0.1 million, $0.4 million and $0.0 million in liabilities in connection with acquisitions for the years ended December 31, 2015, 2014 and 2013, respectively. We recorded accretion expense of $0.2 million, $0.1 million, and $0.1 million during the years ended December 31, 2015, 2014 and 2013, respectively, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.0 million and the discount rates used in the calculations range from 2.5% to 7.6%. We do not expect to make any payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income (Loss)

For the years ended December 31, 2015, 2014, and 2013, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Segment Reporting

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and, accordingly, have only one reporting and operating segment.

Recently Issued Accounting Pronouncements

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Revenue from a lease contract with a tenant is not within the scope of this revenue standard. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017. We are currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our financial position or results of operations. Early adoption is permitted for the first interim period within annual reporting periods beginning after December 15, 2016.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis” (“ASU-2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether a) limited partnerships and similar entities should be consolidated, b) fees paid to decision makers or service provides are variable interests in a variable interest entity, or VIE, and c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. We do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement during the three months ended March 31, 2016.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. We do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015 with early adoption permitted. We intend to adopt this pronouncement during the three months ended March 31, 2016.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date. We are currently assessing the impact of ASU 2015-16, and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We intend to adopt this pronouncement during the three months ended March 31, 2016.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. We have an advisory agreement with our Adviser, and an administration agreement with our Administrator, or the Administration Agreement. The services and fees under the advisory agreement and Administration Agreement are described below. At December 31, 2015 and December 31, 2014, $1.9 million and $0.9 million, respectively, was collectively due to our Adviser and Administrator.

Base Management Fee

On July 24, 2015, we entered into an amended and restated advisory agreement, or the Amended Advisory Agreement, with the Adviser. Our entrance into the agreement was approved unanimously by our Board of Directors, including separate and unanimous approval by the independent directors on our Board of Directors. Our Board of Directors approves or renews the agreement with our Adviser each July.

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

For the years ended December 31, 2015, 2014, and 2013, we recorded a base management fee of $3.5 million, $2.8 million, and $2.0 million, respectively. The Adviser’s Board of Directors voted to give us a credit to the base management fee for the year ended December 31, 2014 of $0.2 million. No credits were recorded for either the years ended December 31, 2015 and 2013, respectively.

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

For the years ended December 31, 2015, 2014, and 2013, we recorded an incentive fee of $4.7 million, $4.3 million, and $4.2 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $2.5 million, $3.0 million, and $3.5 million, respectively, resulting in a net incentive fee for the years ended December 31, 2015, 2014, and 2013, of $2.2 million, $1.3 million, and $0.7 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the six months covering January 1, 2015 through June 30, 2015, and for the years ended December 31, 2014 and 2013, in order to support the current level of distributions to our stockholders. The Adviser did not waive any portion of the incentive fee for the six months ended December 31, 2015. Waivers cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Amended Advisory Agreement, effective July 1, 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. We did not incur a capital gain fee for the year ended December 31, 2015.

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

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses in performing services to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Prior to July 1, 2014, our allocable portion was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses is derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the years ended December 31, 2015, 2014, and 2013, we recorded an administration fee of $1.4 million, $1.5 million, and $1.5 million, respectively. Our Board of Directors approves or renews the agreement with our Administrator each July.

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

Dealer Manager Agreement

In connection with the offering of our Senior Common Stock (see footnote 10, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager Agreement terminated according to its terms on March 28, 2015, requiring us to write-off $0.1 million of deferred offering costs to general and administrative expense. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities was entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. In addition, we agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.3 million, $0.6 million and $0.3 million of payments during the years ended December 31, 2015, 2014 and 2013, respectively, to Gladstone Securities pursuant to this agreement. All such payments are reflected as a component of Senior Common Stock costs as reflected in footnote 10.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.2 million, $0.1 million, and $0.1 million during the years ended December 31, 2015, 2014, and 2013, respectively, which are reflected as deferred financing costs in the consolidated balance sheets, or 0.3%, 0.3%, and 0.2% of total mortgages secured. Our Board of Directors will determine whether to renew for an additional year at its July 2016 meeting.

3. Loss per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the years ended December 31, 2015, 2014, and 2013, respectively. We computed basic loss per share for the years ended December 31, 2015, 2014, and 2013, respectively, using the weighted average number of shares outstanding during the periods. Diluted loss per share for the years ended December 31, 2015, 2014, and 2013, reflects additional shares of common stock related to our convertible Senior Common Stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2015	2014	2013
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(1,505)	$(10,538)	$(2,867)
Denominator for basic weighted average shares of common stock	21,159,597	17,253,503	13,164,244

Basic loss per share of common stock	$(0.07)	$(0.61)	$(0.22)

Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(1,505)	$(10,538)	$(2,867)

Net loss attributable to common stockholders plus assumed conversions (1)	$(1,505)	$(10,538)	$(2,867)
Denominator for basic weighted average shares of common stock	21,159,597	17,253,503	13,164,244

Denominator for diluted weighted average shares of common stock (1)	21,159,597	17,253,503	13,164,244

Diluted loss per share of common stock	$(0.07)	$(0.61)	$(0.22)

(1)	We excluded convertible senior common shares of 782,958, 428,509, and 238,126 from the calculation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015 (1)	December 31, 2014
Real estate:
Land	$97,117	$88,394
Building and improvements	635,728	593,155
Tenant improvements	47,532	41,016
Accumulated depreciation	(112,243)	(92,133)

Real estate, net	$668,134	$630,432

(1)	Does not include real estate held for sale as of December 31, 2015.

2015 Real Estate Activity

During the year ended December 31, 2015, we acquired six properties, which are summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage (unaudited)	Lease Term		Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized GAAP Rent	Debt Issued
Richardson, TX (1)	3/6/2015	155,984	9.5 Years		2 (5 years each)	$24,700	$112	$2,708	$14,573
Birmingham, AL	3/20/2015	30,850	8.5 Years		1 (5 years)	3,648	76	333	N/A
Columbus, OH	5/28/2015	78,033	15.0 Years		2 (5 years each)	7,700	72	637	4,466
Salt Lake City, UT (1)	5/29/2015	86,409	6.5 Years		1 (5 years)	22,200	152	2,411	13,000
Atlanta, GA (2)	7/15/2015	78,151	Multiple	(2)	2 (5 years)	13,000	109	1,291	7,540
Villa Rica, GA	10/20/2015	90,626	18 Years		2 (5 years)	6,550	65	604	3,800

Total		520,053				$77,798	$586	$7,984	$43,379

(1)	The tenant occupying this property is subject to a gross lease.
(2)	This building is 100% leased to one tenant through two leases. 30% of this space is leased for 15 years, while the remaining space is leased for 7 years.

In accordance with Accounting Standards Codification, or ASC, 805, “Business Combinations,” we determined the fair value of the acquired assets and liabilities related to the six properties acquired during the year ended December 31, 2015, as follows (dollars in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Total Purchase Price
Richardson, TX	$2,728	$12,591	$2,781	$2,060	$1,804	$1,929	$807	$—	$24,700
Birmingham, AL	650	1,683	351	458	146	360	—	—	3,648
Columbus, OH	1,338	3,511	1,547	1,144	672	567	—	(1,079)	7,700
Salt Lake City, UT	3,248	11,861	1,268	2,396	981	1,678	821	(53)	22,200
Atlanta, GA	2,271	7,862	916	750	548	723	44	(114)	13,000
Villa Rica, GA	293	5,144	133	602	187	151	40	—	6,550

	$10,528	$42,652	$6,996	$7,410	$4,338	$5,408	$1,712	$(1,246)	$77,798

Below is a summary of the total revenue and earnings recognized on the six properties acquired during the year ended December 31, 2015 (dollars in thousands):

		For the year ended December 31,
		2015
Location	Acquisition Date	Rental Revenue	Earnings (1)
Richardson, TX	3/6/2015	$2,152	$590
Birmingham, AL	3/20/2015	260	105
Columbus, OH	5/28/2015	421	181
Salt Lake City, UT	5/29/2015	1,368	344
Atlanta, GA	7/15/2015	598	345
Villa Rica, GA	10/20/2015	120	70

		$4,919	$1,635

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the properties acquired during the years ended December 31, 2015, and 2014, respectively, were acquired as of January 1, 2014. The table also assumes that properties acquired during the years ended December 31, 2014 and 2013, respectively, were acquired January 1, 2013. The pro-forma earnings for the years ended December 31, 2015, 2014 and 2013 were adjusted to assume that acquisition-related costs were incurred as of the beginning of the earliest period presented (dollars in thousands, except per share amounts):

	For the year ended December 31, (unaudited)
	2015	2014		2013
Operating Data:
Total operating revenue	$86,321	$87,439		$80,081
Total operating expenses	(51,725)	(66,052)		(46,223)
Other expenses	(29,926)	(26,014)		(32,929)

Net income (loss)	4,670 (1)	(4,627	) (2)	929
Dividends attributable to preferred and senior common stock	(5,101)	(4,636)		(4,394)

Net loss attributable to common stockholders	$(431)	$(9,263)		$(3,465)

Share and Per Share Data:
Basic and diluted loss per share of common stock—pro forma	$(0.02)	$(0.54)		$(0.26)
Basic and diluted loss per share of common stock—actual	$(0.07)	$(0.61)		$(0.22)
Weighted average shares outstanding-basic and diluted	21,159,597	17,253,503		13,164,244

(1)	We recognized a $0.6 million impairment loss on our Dayton, Ohio property during the year ended December 31, 2015.
(2)	We recognized a $14.2 million impairment loss and a $5.3 million gain on debt extinguishment as a result of our Roseville, Minnesota deed-in-lieu transaction during the year ended December 31, 2014.

Significant Real Estate Activity on Existing Assets

On January 29, 2015, we modified leases with two tenants occupying space in our Indianapolis, Indiana property. One tenant, occupying 3,546 square feet, extended its lease term for an additional seven years, through March 2023. The original lease would have expired in February 2016. This lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.06 million, unchanged from the previous lease. In connection with the extension of the lease and modification of certain of its terms, we provided $0.06 million in tenant improvements. The other tenant, previously occupying 7,639 square feet, added an additional suite to its lease, increasing its leased square footage to 8,275. The lease expiration date is unchanged at January 2018. The new lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.1 million, a slight increase over the previous lease.

On February 9, 2015, we modified the leases with the tenant occupying two of our properties, both located in Raleigh, North Carolina. The leases covering these properties were extended for an additional five years each, through July 2020. Both leases were originally set to expire in July 2015. The tenant was previously fully occupying both buildings, totaling 174,426 square feet, but had reduced its space requirement in the industrial building by 94,200 square feet. Both leases contain prescribed rent escalations over their lives, with annualized straight line rents of approximately $0.9 million, as compared to annualized straight line rents of $1.3 million under the previous terms of the lease. The tenant has two five year extension options on each lease. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and provided $0.1 million in tenant improvements.

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

On July 13, 2015 we executed a lease with a new tenant in our Raleigh, North Carolina property to occupy 86,886 square feet, representing 75.0% of the total square footage. The current tenant retained 18.0% of the space. Therefore, the building is approximately 93.0% occupied. The lease commenced on August 1, 2015 and will expire in December 2027. The new lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.5 million. The lease grants the tenant two extension options for an additional five years each. In connection with the execution of the lease, we provided $0.8 million in tenant improvements, and paid $0.4 million in leasing commissions.

On August 28, 2015 we modified a lease with one of our other tenants in our multi-tenant Indianapolis, Indiana property. This tenant, previously occupying 4,512 square feet, added an additional suite to its lease, increasing its leased square footage to 6,903. The tenant also extended their lease term an additional 3 years through September 2021. The original lease term would have expired in October 2018. This lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.1 million, a $0.03 million increase over the previous lease. In connection with the extension of the lease and modification of certain of its terms, we provided $0.06 million in tenant improvements.

On September 18, 2015 we executed a lease with a tenant to occupy a portion of our previously vacant property located in Baytown, Texas. The lease is for 57.0% of the building, and is for a seven year term. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.13 million. The tenant has two options to renew the lease for an additional period of five years each. In connection with the execution of the lease, we provided $0.2 million in tenant improvements and paid $0.06 million in leasing commissions.

On October 2, 2015 we modified a lease with one of our tenants in our multi-tenant Indianapolis, Indiana property. This tenant, occupying 1,427 square feet, extended their lease term an additional three years through March 2019. The original lease term would have expired on December 31, 2015. This lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.02 million, unchanged from the previous lease.

On October 26, 2015 we extended the lease with the tenant occupying our property located in Duncan, South Carolina. The lease covering this property was extended for an additional eight years through July 31, 2028. The lease was originally set to expire in July 31, 2020. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $2.1 million, a $0.2 million increase over the previous lease. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.7 million in leasing commissions, and provided approximately $0.3 million in tenant improvements during 2016.

On November 4, 2015 our tenant occupying 73,960 square feet of our Burnsville, Minnesota property added an additional suite to its lease, increasing its leased square footage by 5,630 square feet. The new lease commences on January 1, 2016 and expires in February 2021. This lease contains prescribed rent escalations over its life with annualized straight line rents of approximately $0.1 million. The tenant has one option to renew the lease for an additional period of five years. In connection with the execution of the lease, we provided $0.2 million in tenant improvements and paid $0.05 million in leasing commissions.

On November 5, 2015 we extended the lease with the tenant occupying our property located in Chalfont, Pennsylvania. The lease covering the property was extended for an additional five years through February 2021. The lease was originally set to expire in February 2016. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.8 million, a $0.02 million increase over the previous lease. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and provided approximately $0.2 million in tenant improvements during 2016.

On November 10, 2015 we extended the lease with the tenant occupying our property located in Menomonee Falls, Wisconsin. The lease covering the property was extended for an additional 12 years through August 2028. The lease was originally set to expire in June 2016. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately $0.7 million, a $0.03 million decrease over the previous lease. In connection with the extension of the lease and modification of certain terms of the lease, we paid $0.2 million in leasing commissions, and provided approximately $0.6 million in tenant improvements.

On December 4, 2015 we extended the lease with the tenant occupying our property located in Montgomery, Alabama. The lease covering the property was extended for an additional year through September 2017. The lease was originally set to expire in September 2016. Annualized straight line rents are approximately $0.1 million, a slight increase over the previous lease.

On December 29, 2015 we executed a lease with a tenant to occupy a portion of our property located in Maple Heights, Ohio. The lease is for 81.1% of the building, and is for a three year term. The rental rates in the lease remain flat over its life, with annualized straight line rents of approximately $0.7 million. The tenant has two options to renew the lease for an additional period of three years each. In connection with the execution of the lease, we provided $0.1 million in tenant improvements and anticipate paying $0.07 million in leasing commissions.

2014 Real Estate Activity

During the year ended December 31, 2014, we completed 10 acquisitions of 11 properties and completed an expansion of one property, which is summarized in the table below (dollars in thousands):

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

In accordance with ASC 805, we determined the fair value of the acquired assets and assumed liabilities related to the 11 properties acquired during the year ended December 31, 2014 as follows (dollars in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Premium on Assumed Debt	Total Purchase Price
Allen, TX	$874	$3,509	$125	$598	$273	$218	$—	$—	$(72)	$5,525
Colleyville, TX	1,277	2,307	117	486	220	181	—	(6)	(59)	4,523
Rancho Cordova, CA	752	5,898	278	473	546	278	—	—	—	8,225
Coppell, TX	1,448	3,221	128	636	293	230	—	—	(118)	5,838
Columbus, OH	990	6,080	1,937	823	719	990	261	—	—	11,800
Taylor, PA	3,102	24,449	956	6,171	1,452	2,870	—	—	—	39,000
Aurora, CO	2,882	3,825	92	413	806	282	—	—	—	8,300
Indianapolis, IN	502	5,334	1,088	1,990	741	732	126	(13)	—	10,500
Denver, CO	1,621	6,503	568	1,152	721	652	—	(1,217)	—	10,000
Monroe, MI(1)	1,118	23,890	942	1,497	1,350	1,953	—	—	—	30,750

	$14,566	$85,016	$6,231	$14,239	$7,121	$8,386	$387	$(1,236)	$(249)	$134,461

(1)	This property acquisition consists of two buildings with two separate leases which have identical lease terms. The figures above are aggrigated to reflect both buildings.

Below is a summary of the total revenue and earnings recognized on the 11 properties acquired during the year ended December 31, 2014 (dollars in thousands):

		For the year ended December 31,
		Jul-05
Location	Acquisition Date	Rental Revenue	Earnings (1)
Allen, TX	3/27/2014	$435	$249
Colleyville, TX	3/27/2014	357	206
Rancho Cordova, CA	4/22/2014	625	239
Coppell, TX	5/8/2014	390	226
Columbus, OH(2)	5/13/2014	790	272
Taylor, PA	6/9/2014	1,908	890
Aurora, CO	7/1/2014	384	253
Indianapolis, IN(2)	9/3/2014	489	44
Denver, CO	10/31/2014	166	82
Monroe, MI(3)	12/23/2014	61	31

		$5,605	$2,492

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.
(2)	Rental revenue and earnings is reflective of aggregated rent and operating expenses among all tenants occupying the building.
(3)	We acquired two properties and two leases with this acquisition. Rental revenue and earnings is reflective of aggregate rent and operating expenses among both properties.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments (1)
2016	$78,908
2017	79,913
2018	79,638
2019	79,494
2020	72,333
Thereafter	306,741

(1)	Does not include real estate held for sale as of December 31, 2015.

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of December 31, 2015 and 2014 respectively (in thousands):

	December 31, 2015 (1)		December 31, 2014
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$66,244	$(22,679)	$59,233	$(17,379)
Leasing costs	44,360	(14,774)	38,305	(11,411)
Customer relationships	46,485	(14,722)	41,243	(11,177)

	$157,089	$(52,175)	$138,781	$(39,967)

	Deferred Rent Receivable/(Liability)	Accumulated Amortization	Deferred Rent Receivable/(Liability)	Accumulated Amortization
Above market leases	$10,176	$(6,818)	$8,314	$(6,384)
Below market leases	17,951	(8,294)	15,939	(7,345)

	$28,127	$(15,112)	$24,253	$(13,729)

Total	$185,216	$(67,287)	$163,034	$(53,696)

(1)	Does not include real estate held for sale as of December 31, 2015.

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $13.1 million, $10.0 million, and $7.3 million for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in depreciation and amortization expense in the consolidated statement of operations.

Total amortization related to above-market lease values was $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. Total amortization related to below-market lease values was $0.9 million, $0.7 million, and $0.6 million for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in rental income in the consolidated statement of operations.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2015 and 2014, respectively, were as follows:

Intangible Assets & Liabilities	2015	2014
In-place leases	13.0	10.1
Leasing costs	13.0	10.1
Customer relationships	17.5	15.1
Above market leases	18.6	9.3
Below market leases	13.5	10.0

All intangible assets & liabilities	14.3	11.5

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs and customer relationships for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Estimated Amortization Expense of In-Place Leases, Leasing Costs and Customer Relationships
2016 (1)	$17,440
2017	14,813
2018	13,410
2019	13,403
2020	11,851
Thereafter	33,997

Total	$104,914

(1)	Does not include real estate held for sale as of December 31, 2015.

The estimated aggregate rental income to be recorded for the amortization of both above and below market leases for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Net Increase to Rental Income Related to Above and Below Market Leases
2016 (1)	$192
2017	414
2018	457
2019	457
2020	493
Thereafter	4,286

Total	$6,299

(1)	Does not include real estate held for sale as of December 31, 2015.

5. Real Estate Dispositions, Held for Sale, and Impairment Charges

Real Estate Dispositions

On November 6, 2015, we completed the sale of a Columbus, Ohio property for $2.8 million and recognized a gain on sale of $0.4 million. We considered this industrial asset to be non-core to our long term strategy, and we re-deployed the proceeds to pay down outstanding mortgage debt.

On December 4, 2015, we completed the sale of our Birmingham, Alabama and Columbia, Missouri properties for $4.1 million and recognized a gain on sale of $1.1 million. In conjunction with the sale, we negotiated an additional $0.2 million lease termination penalty, which was recognized as rental revenue. We considered these industrial assets to be non-core to our long term strategy, and we re-deployed the proceeds to pay down outstanding mortgage debt.

The table below summarizes the components of operating income from real estate and related assets disposed of for the Columbus, Ohio, Birmingham, Alabama, and Columbia, Missouri properties during the years ended December 31, 2015, 2014, and 2013, respectively (dollars in thousands):

	For the year ended December 31,
	2015		2014	2013
Operating revenue	$751	(1)	$669	$669
Operating expense	100		203	193
Other expense	(136)		(160)	(163)

Income from real estate and related assets sold	$515		$306	$313

(1)	Includes $0.2 million lease termination penalty received in conjunction with the sale of our Birmingham, Alabama and Columbia, Missouri properties.

Real Estate Held for Sale

As of December 31, 2015, we classified one property, located in Dayton, Ohio, as held for sale under the provisions of ASC 360-10, “Property, Plant, and Equipment,” which requires that the assets and liabilities of any such properties, be presented separately in our consolidated balance sheet in the current period presented. We are currently marketing the property for sale and currently anticipate a closing during the quarter ended June 30, 2016. The property was determined to be impaired as of September 30, 2015, with further discussion below.

The table below summarizes the components of income from real estate and related assets held for sale (dollars in thousands):

	For the year ended December 31,
	2015	2014	2013
Operating revenue	$284	$505	$275
Operating expense	808 (1)	295	234
Other expense	(57)	(104)	(109)

(Loss) income from real estate and related assets held for sale	$(581)	$106	$(68)

(1)	$0.6 million of operating expenses relates to the impairment charge recorded in operating expenses during the year ended December 31, 2015.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying consolidated balance sheet (dollars in thousands):

December 31, 2015
ASSETS HELD FOR SALE
Real estate, at cost	$1,899
Less: accumulated depreciation	846

Total real estate held for sale, net	1,053

Other assets	24

TOTAL ASSETS HELD FOR SALE	$1,077

LIABILITIES HELD FOR SALE
Asset retirement obligation	$75
Accounts payable and accrued expenses	1
Other liabilities	792

TOTAL LIABILITIES HELD FOR SALE	$868

Impairment Charges

We performed the evaluation and analysis on our portfolio and concluded that our Roseville, Minnesota property was impaired as of March 31, 2014. We determined that the expected undiscounted cash flows based upon a revised estimated holding period of this property was below the current carrying value. Accordingly, we reduced the carrying value of this property to its estimated fair value, less cost to sell, and we recognized an impairment loss of $14.2 million during the year ended December 31, 2014. We used the sales comparison approach, whereby we reviewed sales prices for land and building assets in the Roseville, Minnesota market, to arrive at a fair value for this asset. This property was returned to the lender in a deed in lieu transaction in November 2014.

We performed the evaluation and analysis on our portfolio and determined that our Dayton, Ohio property should be classified as held for sale during the third quarter of 2015. We used the sales comparison approach, whereby we reviewed sales prices for land and building assets in the Dayton, Ohio market, to arrive at a fair value for this asset, which resulted in the determination that the fair value for this particular property was below the carrying value of this property as of September 30, 2015. Accordingly, we reduced the carrying value of this property to its estimated fair value, less cost to sell, and we recognized an impairment loss of $0.6 million during the quarter ended September 30, 2015.

During our assessment of this asset for the year ended December 31, 2015, we determined the carrying value was appropriate, and no further impairment or impairment recapture was necessary. We performed an analysis of our planned real estate dispositions for the year ended December 31, 2015 and determined that these properties should not be classified as discontinued operations as neither constituted a strategic shift in our operations in accordance with ASU 2014-08. We continue to monitor our portfolio for any other indicators of impairment.

6. Mortgage Note Receivable

On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Subsequently, on April 14, 2015, we closed an additional $0.3 million interim financing loan for the development of the Phoenix, Arizona property. Construction was completed in July 2015 and we earned 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we were granted a right of first offer to purchase the property at fair value. We decided not to purchase the property, and therefore will receive an exit fee upon maturity of the loan in an amount sufficient for us to earn an internal rate of return of 22% on the second mortgage development loan, inclusive of interest earned. We have recognized $1.1 million and $0.5 million in both cash interest income and accrued exit fee revenue during the years ended December 31, 2015 and 2014, respectively. The principal balance of the loans and all associated interest and exit fee revenue was received in January 2016.

7. Mortgage Notes Payable and Line of Credit

Our mortgage notes payable and line of credit as of December 31, 2015 and December 31, 2014 are summarized below (dollars in thousands):

			Carrying Value at
	Encumbered properties at December 31, 2015		December 31, 2015	December 31, 2014	Stated Interest Rates at December 31, 2015 (4)	Scheduled Maturity Dates at December 31, 2015
Mortgage and Other Secured Loans:
Fixed rate mortgage loans	66		$427,334	$450,392	(1)	(2)
Variable rate mortgage loans	9		33,044	8,200	(3)	(2)
Premiums and discounts (net)	N/A		392	707	N/A	N/A

Total Mortgage Notes Payable	75		$460,770	$459,299	(5)

Variable rate Line of Credit			45,300	43,300	LIBOR + 2.50% (3)	8/7/2018
	22	(6)
Variable rate Term Loan Facility		(6)	25,000	—	LIBOR + 2.45% (3)	10/5/2020

Total Mortgage Notes Payable and Line of Credit	97		$531,070	$502,599

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.75% to 6.80%.
(2)	We have 44 mortgage notes payable with maturity dates ranging from 4/1/2016 through 7/1/2045.
(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.15% to one month LIBOR + 2.25%. At December 31, 2015, one month LIBOR was approximately 0.43%.
(4)	The weighted average interest rate on all debt outstanding at December 31, 2015, was approximately 4.75%.
(5)	The weighted average interest rate on the mortgage notes outstanding at December 31, 2015, was approximately 5.02%.
(6)	The Our Line of Credit and Term Loan Facility shared 22 encumbered properties during the year ended December 31, 2015.

N/A - Not Applicable

Mortgage Notes Payable

As of December 31, 2015, we had 44 mortgage notes payable, collateralized by a total of 75 properties with a net book value of $667.6 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of December 31, 2015 was 5.02%.

During the year ended December 31, 2015, we issued eight long-term mortgages, collateralized by ten properties, which are summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Debt Issued	Interest Rate	Maturity Date
3/6/2015	PNC Bank, NA	$14,573	3.86%	4/1/2025
5/28/2015	FC Bank	4,466	3.75%	6/1/2022
6/16/2015	Guggenheim Partners	13,000	3.99%	7/1/2045	(1)
6/29/2015	Synovus Bank	19,780	LIBOR + 2.25%	7/1/2018	(2)
7/1/2015	Synovus Bank	1,700	LIBOR + 2.25%	7/1/2018	(3)
7/15/2015	Prudential Mortgage Capital Company	7,540	4.53%	8/1/2022
10/20/2015	KeyBank NA	3,800	4.59%	11/1/2025
11/10/2015	First Niagara Bank	3,640	LIBOR + 2.25%	12/1/2020	(4)

		$68,499

(3)	The anticipated repayment date of this note is 7/1/2022.
(2)	We refinanced maturing debt on our Duncan, South Carolina and Charlotte, North Carolina properties which had aggregate balloon principal payments of $19.1 million.
(3)	We refinanced maturing debt on our Akron, Canton and Dayton, Ohio properties, which had aggregate balloon principal payments of $11.3 million.
(4)	We refinanced maturing debt on our Syracuse, NY property, which had a balloon principal payment of $3.9 million.

Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2016	$76,681
2017	69,202
2018	41,068
2019	35,905
2020	11,161
Thereafter	226,361

	$460,378	(1)

(1)	This figure is exclusive of premiums and discounts (net) on assumed debt, which were $392 as of December 31, 2015.

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

On November 10, 2015, through a wholly-owned subsidiary, we repaid our $3.9 million mortgage on our Syracuse, New York property. The mortgage was originally set to mature on December 11, 2015. We borrowed $3.6 million pursuant to a long-term note payable from First Niagara Bank to refinance this debt. The new loan is variable rate and we entered into an interest rate cap with First Niagara Bank to hedge against the variability of the LIBOR rate, at a cost of approximately $0.05 million through December 1, 2020. We will receive payments from First Niagara Bank if the one month LIBOR rate increases above 3.0%.

Interest Rate Cap

We have entered into interest rate cap agreements that cap the interest rate on certain of our notes payable when one-month LIBOR is in excess of 3.0%. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2015 and 2014, our interest rate cap agreements were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as interest expense on our accompanying consolidated statements of operations. The following table summarizes the key terms of each interest rate cap agreement (dollars in thousands):

			As of December 31,			As of December 31,
			2015			2014
Interest Rate Cap	LIBOR Cap	Maturity Date	Notional Amount	Cost	Fair Value	Notional Amount	Cost	Fair Value
Nov-13	3.00%	Dec-16	$8,200	$31	$—	$8,200	$31	$4
Jul-15	3.00%	Jul-18	21,204	68	14	—	—	—
Dec-15	3.00%	Dec-20	3,640	52	26	—	—	—

			$33,044	$151	$40	$8,200	$31	$4

The fair value of all mortgage notes payable outstanding as of December 31, 2015 was $463.4 million, as compared to the carrying value stated above of $460.8 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Line of Credit and Term Loan Facility

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

In connection with the Line of Credit expansion mentioned above, we added a $25.0 million 5-year term loan facility, or the Term Loan Facility, which matures in October 2020. The Term Loan is subject to the same leverage tiers as the Line of Credit, however the interest rate at each leverage tier is 5 basis points lower. We have the option to repay the Term Loan Facility in full, or in part, at any time without penalty or premium prior to the maturity date.

As of December 31, 2015, there was $70.3 million outstanding under our Line of Credit and Term Loan Facility at a weighted average interest rate of approximately 2.91% and $3.9 million outstanding under letters of credit at a weighted average interest rate of 2.5%. As of February 17, 2016, the maximum additional amount we could draw was $19.3 million. We were in compliance with all covenants under the Line of Credit as of December 31, 2015.

The amount outstanding under the Line of Credit and Term Loan Facility approximates fair value as of December 31, 2015, as the debt is short term.

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

The Term Preferred Stock is recorded as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the consolidated statements of operations.

The fair value of our Term Preferred Stock as of December 31, 2015, was $38.7 million, as compared to the carrying value stated above of $38.5 million. The fair value is calculated based on the closing share price as of December 31, 2015 of $25.16. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

9. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2015, are as follows (dollars in thousands):

		For the year ended December 31,
Location	Lease End Date	2016	2017	2018	2019	2020	Thereafter
Tulsa, OK	Apr-21	$169	$169	$169	$169	$169	$85
Dartmouth, MA	May-36	174	174	174	174	174	3,126
Springfield, MA	Feb-30	86	89	90	90	90	884
Salt Lake City, UT	Nov-40	30	30	32	32	33	853

		$459	$462	$465	$465	$466	$4,948

Expenses recorded in connection to rental expense incurred for the properties listed above during the years ended December 31, 2015, 2014, and 2013 were $0.4 million, respectively. Rental expenses are reflected in property operating expenses on the consolidated statements of operations.

10. Stockholders’ Equity

Distributions

Our Board of Directors declared the following distributions per share for the years ended December 31, 2015, 2014, and 2013:

	For the year ended December 31,
	2015	2014	2013
Common Stock	$1.50	$1.50	$1.50
Senior Common Stock	1.05	1.05	1.05
Series A Preferred Stock	1.9374996	1.9374996	1.9374996
Series B Preferred Stock	1.8750	1.8750	1.8750
Series C Preferred Stock	1.7813	1.7813	1.7813

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. We had no capital gains during the last three years. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital	Long-Term Capital Gains
Common Stock
For the year ended December 31, 2013	18.32962%	81.67038%	0.00000%
For the year ended December 31, 2014	0.00000%	100.00000%	0.00000%
For the year ended December 31, 2015	18.80114%	79.50018%	1.69868%
Senior Common Stock
For the year ended December 31, 2013	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2014	0.00000%	100.00000%	0.00000%
For the year ended December 31, 2015	91.71368%	0.00000%	8.28632%
Series A Preferred Stock
For the year ended December 31, 2013	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2014	24.10732%	75.89268%	0.00000%
For the year ended December 31, 2015	91.71368%	0.00000%	8.28632%
Series B Preferred Stock
For the year ended December 31, 2013	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2014	24.10732%	75.89268%	0.00000%
For the year ended December 31, 2015	91.71368%	0.00000%	8.28632%
Series C Preferred Stock
For the year ended December 31, 2013	100.00000%	0.00000%	0.00000%
For the year ended December 31, 2014	24.10732%	75.89268%	0.00000%
For the year ended December 31, 2015	91.71368%	0.00000%	8.28632%

Recent Activity

In September 2014 we entered into an open market sale agreement, or the ATM Program, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our common stock with an aggregate sales price of up to $100.0 million on the open market through Cantor Fitzgerald, acting as sales agent and/or principal. During the year ended December 31, 2015, we raised approximately $46.7 million in net proceeds under the ATM Program. As of December 31, 2015, we have sold a total of 4.8 million shares with aggregate gross proceeds of $80.0 million, and had a remaining capacity to sell up to $20.0 million of common stock under the ATM Program.

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

Note to Employee

The following table is a summary of the note issued to an employee of the Adviser for the exercise of stock options (dollars in thousands). The note, and all corresponding interest, was repaid in full on May 7, 2015:

Date Issued	Outstanding Balance of Employee Loan at December 31, 2015	Outstanding Balance of Employee Loan at December 31, 2014	Maturity Date of Note	Interest Rate on Note
Nov 2006	$—	$375	Nov 2015	8.15%

The employee stock option program terminated in 2006. In accordance with ASC 505-10-45-2, “Equity,” receivables from employees for the issuance of capital stock to employees prior to the receipt of cash payment should be reflected in the balance sheet as a reduction to stockholders’ equity. Therefore, this note was recorded as a full recourse loan to the employee and is included in the equity section of the accompanying condensed consolidated balance sheets. There are no notes to employees outstanding as of December 31, 2015.

11. Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands).

	Quarter ended
	December 31, 2015	September 30, 2015		June 30, 2015	March 31, 2015
Operating revenues	$21,823	$21,375		$20,688	$19,880
Operating expenses	12,970	13,643		12,595	11,757
Other expense	(6,286)	(7,828)		(7,662)	(7,429)

Net income (loss)	2,567	(96)		431	694
Dividends attributable to preferred and senior common stock	(1,284)	(1,286)		(1,284)	(1,247)

Net income (loss) available (attributable) to common stockholders	1,283 (1)	(1,382	) (2)	(853)	(553)
Net income (loss) available (attributable to common stockholders - basic & diluted	$0.06	$(0.06)		$(0.04)	$(0.03)

	Quarter ended
	December 31, 2014	September 30, 2014		June 30, 2014	March 31, 2014
Operating revenues	$19,216	$19,014		$18,390	$17,136
Operating expenses	10,970	11,457		11,243	23,736
Other expense	(2,082)	(7,328)		(5,928)	(6,914)

Net income (loss)	6,164	229		1,219	(13,514)
Dividends attributable to preferred and senior common stock	(1,220)	(1,160)		(1,133)	(1,123)

Net income (loss) available (attributable) to common stockholders	4,944 (3)	(931)		86	(14,637)
Net income (loss) available (attributable to common stockholders - basic & diluted	$0.36	$(0.05)		$0.01	$(0.93)

(1)	Includes $1.5 million from gains on sale of real estate during the three months ended December 31, 2015.
(2)	Includes a $0.6 million impairment loss recorded during the three months ended September 30, 2015.
(3)	Includes a $5.3 million gain on debt extinguishment recorded during the three months ended December 31, 2014.
(4)	Includes a $14.0 million impairment loss recorded during the three months ended March 31, 2014.

12. Subsequent Events

On January 12, 2016, our Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
January 22, 2016	February 2, 2016	$0.125	$0.1614583	$0.15625	$0.1484375
February 18, 2016	February 29, 2016	0.125	0.1614583	0.15625	0.1484375
March 21, 2016	March 31, 2016	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
January	February 5, 2016	$0.0875
February	March 8, 2016	0.0875
March	April 8, 2016	0.0875

Total		$0.2625

On January 29, 2016, our combined $5.9 million in mortgage notes receivables were repaid in full. We also received $1.2 million in outstanding exit fee revenue and interest. The loans were repaid in an amount sufficient for us to earn an internal rate of return of 22%.

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina
Office Building	$4,732	$960	$4,481	$35	$960	$4,516	$5,476	$1,876	$3,600	1997	12/23/2003
Canton, Ohio
Office Building	1,678	186	3,083	500	187	3,582	3,769	1,090	2,679	1994	1/30/2004
Akron, Ohio (3)
Office Building	—	1,973	6,771	1,296	1,974	8,066	10,040	2,097	7,943	1968/1999	4/29/2004
Charlotte, North Carolina
Office Building	7,206	740	8,423	61	741	8,483	9,224	2,539	6,685	1984/1995	6/30/2004
Canton, North Carolina
Industrial Building	3,576	150	5,050	7,285	150	12,335	12,485	1,716	10,769	1998/2014	7/6/2004
Crenshaw, Pennsylvania (3)
Industrial Building	—	100	6,574	269	100	6,843	6,943	1,994	4,949	1991	8/5/2004
Lexington, North Carolina
Industrial Building	2,587	820	2,107	69	820	2,176	2,996	652	2,344	1986	8/5/2004
Austin, Texas
Office Building	6,500	1,000	6,296	876	1,000	7,172	8,172	1,907	6,265	2001	9/16/2004
Mt. Pocono, Pennsylvania
Industrial Building	4,804	350	5,819	18	350	5,837	6,187	1,702	4,485	1995/1999	10/15/2004
San Antonio, Texas
Office Building	6,519	843	7,514	621	843	8,135	8,978	2,613	6,365	1999	2/10/2005
Big Flats, New York
Industrial Building	5,287	275	6,459	34	275	6,493	6,768	1,790	4,978	2001	4/15/2005
Wichita, Kansas
Office Building	7,219	1,525	9,703	77	1,525	9,780	11,305	2,759	8,546	2000	5/18/2005
Arlington, Texas
Industrial Building	3,742	636	3,695	436	636	4,131	4,767	1,125	3,642	1966	5/26/2005
Dayton, Ohio
Office Building	—	525	1,877	(503)	330	1,569	1,899	846	1,053	1956	6/30/2005
Eatontown, New Jersey
Office Building	4,298	1,351	3,520	534	1,351	4,054	5,405	1,126	4,279	1991	7/7/2005
Franklin Township, New Jersey
Industrial Building	6,372	1,632	6,200	—	1,632	6,200	7,832	1,675	6,157	1978	7/11/2005
Duncan, South Carolina
Industrial Building	9,867	783	10,790	1,889	783	12,679	13,462	3,297	10,165	1984/2001/2007	7/14/2005
Duncan, South Carolina
Industrial Building	2,453	195	2,682	470	195	3,152	3,347	820	2,527	1984/2001/2007	7/14/2005

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Hazelwood, Missouri
Industrial Building	$2,260	$763	$2,309	$683	$763	$2,992	$3,755	$765	$2,990	1977	8/5/2005
Angola, Indiana
Industrial Building	580	66	1,075	58	75	1,124	1,199	303	896	1982	9/2/2005
Angola, Indiana
Industrial Building	903	132	1,130	602	117	1,747	1,864	472	1,392	1998	9/2/2005
Rock Falls, Illinois
Industrial Building	309	35	1,113	(511)	40	597	637	161	476	1988	9/2/2005
Newburyport, Massachusetts
Industrial Building	6,160	629	6,504	1,847	629	8,351	8,980	2,090	6,890	1994	10/17/2005
Clintonville, Wisconsin
Industrial Building	2,898	55	4,717	3,250	55	7,967	8,022	1,540	6,482	1992/2013	10/31/2005
Maple Heights, Ohio (3)
Industrial Building	—	1,609	10,065	1,332	1,609	11,397	13,006	3,645	9,361	1974	12/21/2005
Richmond, Virginia
Office Building	5,275	736	5,336	51	736	5,387	6,123	1,422	4,701	1972	12/30/2005
Toledo, Ohio
Medical Office Building	2,699	263	2,812	390	263	3,202	3,465	817	2,648	1979	12/30/2005
South Hadley, Massachusetts (3)
Industrial Building	—	471	2,765	90	471	2,855	3,326	715	2,611	1978	2/15/2006
Champaign, Illinois
Office Building	1,545	687	2,036	2	687	2,038	2,725	546	2,179	1996	2/21/2006
Champaign, Illinois
Office Building	3,030	1,347	3,992	4	1,347	3,996	5,343	1,071	4,272	1996	2/21/2006
Champaign, Illinois
Office Building	1,894	842	2,495	2	842	2,497	3,339	669	2,670	1996	2/21/2006
Champaign, Illinois
Office Building	1,731	770	2,281	2	770	2,283	3,053	612	2,441	1996	2/21/2006
Burnsville, Minnesota
Office Building	10,797	3,511	8,746	5,618	3,511	14,364	17,875	2,885	14,990	1984	5/10/2006
Menomonee Falls, Wisconsin
Industrial Building	6,647	625	6,911	686	625	7,597	8,222	1,739	6,483	1986/2000	6/30/2006
Baytown, Texas
Medical Office Building	2,000	221	2,443	360	221	2,803	3,024	654	2,370	1997	7/11/2006
Montgomery, Alabama (3)
Industrial Building	—	113	961	—	113	961	1,074	231	843	1962/1989	9/29/2006
Mason, Ohio
Office Building	4,148	797	6,258	540	797	6,798	7,595	1,767	5,828	2002	1/5/2007

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina
Industrial Building	$5,074	$1,606	$5,513	$1,137	$1,606	$6,650	$8,256	$1,294	$6,962	1994	2/16/2007
Tulsa, Oklahoma
Industrial Building	7,506	—	14,057	—	—	14,057	14,057	3,735	10,322	2004	3/1/2007
Hialeah, Florida (3)
Industrial Building	—	3,562	6,672	713	3,562	7,385	10,947	1,638	9,309	1956/1992	3/9/2007
Tewksbury, Massachusetts (3)
Industrial Building	—	1,395	8,893	—	1,395	8,893	10,288	2,129	8,159	1985/1989	5/17/2007
Mason, Ohio
Retail Building	4,475	1,201	4,961	—	1,201	4,961	6,162	1,099	5,063	2007	7/1/2007
Cicero, New York
Industrial Building	3,640	299	5,019	—	299	5,019	5,318	1,071	4,247	2005	9/6/2007
Grand Rapids, Michigan
Office Building	5,692	1,629	10,500	37	1,629	10,537	12,166	2,332	9,834	2001	9/28/2007
Bollingbrook, Illinois
Industrial Building	—	1,272	5,003	502	1,272	5,505	6,777	1,151	5,626	2002	9/28/2007
Decatur, Georgia (3)
Medical Office Building	715	784	3,245	585	784	3,830	4,614	755	3,859	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	187	205	848	153	205	1,001	1,206	197	1,009	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	234	257	1,064	192	257	1,256	1,513	248	1,265	1989	12/13/2007
Lawrenceville, Georgia (3)
Medical Office Building	619	679	2,809	506	679	3,315	3,994	654	3,340	2005	12/13/2007
Snellville, Georgia (3)
Medical Office Building	161	176	729	131	176	860	1,036	170	866	1986	12/13/2007
Covington, Georgia (3)
Medical Office Building	211	232	959	173	232	1,132	1,364	223	1,141	2000	12/13/2007
Cumming, Georgia
Medical Office Building	673	738	3,055	550	738	3,605	4,343	711	3,632	2004	12/13/2007
Conyers, Georgia (3)
Medical Office Building	270	297	1,228	221	297	1,449	1,746	286	1,460	1994	12/13/2007
Reading, Pennsylvania
Industrial Building	3,888	491	6,202	—	491	6,202	6,693	1,263	5,430	2007	1/29/2008
Fridley, Minnesota
Office Building	5,015	1,354	8,074	399	1,383	8,444	9,827	2,073	7,754	1985/2006	2/26/2008
Concord Township, Ohio (3)
Office Building	—	1,796	11,154	(10)	1,786	11,154	12,940	2,353	10,587	1957/2008	3/31/2008
Pineville, North Carolina
Industrial Building	2,260	669	3,028	6	669	3,034	3,703	616	3,087	1985	4/30/2008
Marietta, Ohio
Industrial Building	5,516	829	6,607	209	829	6,816	7,645	1,282	6,363	1992/2007	8/29/2008

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Chalfont, Pennsylvania
Industrial Building	$5,321	$1,249	$6,420	$353	$1,249	$6,773	$8,022	$1,478	$6,544	1987	8/29/2008
Orange City, Iowa
Industrial Building	8,501	258	5,861	—	258	5,861	6,119	926	5,193	1990	12/15/2010
Hickory, North Carolina
Office Building	6,559	1,163	6,605	—	1,163	6,605	7,768	1,424	6,344	2008	4/4/2011
Springfield, Missouri
Office Building	10,777	1,700	12,038	—	1,700	12,038	13,738	1,640	12,098	2006	6/20/2011
Boston Heights, Ohio
Office Building	2,591	449	3,010	10	449	3,020	3,469	561	2,908	2011	10/20/2011
Parsippany, New Jersey
Office Building	6,652	1,696	7,077	81	1,696	7,158	8,854	1,127	7,727	1984	10/28/2011
Dartmouth, Massachusetts
Retail Location	3,939	—	4,236	—	—	4,236	4,236	487	3,749	2011	11/18/2011
Springfield, Missouri
Retail Location	1,737	—	2,275	—	—	2,275	2,275	332	1,943	2005	12/13/2011
Pittsburgh, Pennsylvania
Office Building	2,682	281	3,205	766	281	3,971	4,252	415	3,837	1968	12/28/2011
Ashburn, Virginia
Office Building	7,050	706	7,858	—	705	7,859	8,564	1,029	7,535	2002	1/25/2012
Ottumwa, Iowa
Industrial Building	4,184	212	5,072	287	212	5,359	5,571	692	4,879	1970	5/30/2012
New Albany, Ohio
Office Building	8,754	1,658	8,746	—	1,658	8,746	10,404	1,152	9,252	2007	6/5/2012
Columbus, Georgia
Office Building	4,400	1,378	4,520	—	1,378	4,520	5,898	657	5,241	2012	6/21/2012
Columbus, Ohio
Office Building	2,775	542	2,453	91	542	2,544	3,086	402	2,684	1981	6/28/2012
Jupiter, Florida
Office Building	10,013	1,160	11,994	—	1,160	11,994	13,154	1,193	11,961	2011	9/26/2012
Fort Worth, Texas
Industrial Building	13,253	963	15,647	—	963	15,647	16,610	1,498	15,112	2005	11/8/2012
Columbia, South Carolina
Office Building	17,590	1,905	20,648	8	1,905	20,656	22,561	2,747	19,814	2010	11/21/2012
Egg Harbor, New Jersey
Office Building	3,461	1,627	3,017	234	1,627	3,251	4,878	325	4,553	1985	3/28/2013
Vance, Alabama (3)
Industrial Building	—	457	10,529	—	456	10,530	10,986	972	10,014	2013	5/9/2013
Blaine, Minnesota
Office Building	7,912	1,060	10,519	—	1,060	10,519	11,579	1,204	10,375	2009	5/10/2013
Austin, Texas
Office Building	34,016	2,330	44,021	122	2,330	44,143	46,473	5,431	41,042	1999	7/9/2013

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Allen, Texas
Office Building	$8,550	$2,699	$7,945	$—	$2,699	$7,945	$10,644	$1,010	$9,634	1998	7/10/2013
Englewood, Colorado
Office Building	11,080	1,503	11,739	—	1,503	11,739	13,242	1,062	12,180	2008	12/11/2013
Novi, Michigan
Industrial Building	4,208	352	5,626	—	352	5,626	5,978	391	5,587	1988	12/27/2013
Allen, Texas
Retail Building	—	874	3,634	—	874	3,634	4,508	221	4,287	2004	3/27/2014
Colleyville, Texas
Retail Building	—	1,277	2,424	—	1,277	2,424	3,701	167	3,534	2000	3/27/2014
Rancho Cordova, California
Office Building	4,889	752	6,176	31	752	6,207	6,959	367	6,592	1986	4/22/2014
Coppell, Texas
Retail Building	3,687	1,448	3,349	—	1,448	3,349	4,797	189	4,608	2005	5/8/2014
Columbus, Ohio (3)
Office Building	—	990	8,017	1,039	990	9,056	10,046	696	9,350	1986	5/13/2014
Taylor, Pennsylvania
Industrial Building	22,600	3,102	25,405	—	3,101	25,406	28,507	1,256	27,251	2000/2006	6/9/2014
Aurora, Colorado (3)
Industrial Building	—	2,882	3,917	96	2,882	4,013	6,895	245	6,650	1983	7/1/2014
Indianapolis, Indiana
Office Building	6,100	502	6,422	186	498	6,612	7,110	402	6,708	1981/2014	9/3/2014
Denver, Colorado (3)
Industrial Building	—	1,621	7,071	243	1,621	7,314	8,935	317	8,618	1985	10/31/2014
Monroe, Michigan
Industrial Building	10,669	658	14,607	—	657	14,608	15,265	456	14,809	2004	12/23/2014
Monroe, Michigan
Industrial Building	7,468	460	10,225	—	460	10,225	10,685	319	10,366	2004	12/23/2014
Richardson, Texas
Office Building	14,405	2,728	15,372	—	2,728	15,372	18,100	564	17,536	1985/2008	3/6/2015
Birmingham, Alabama (3)
Office Building	—	650	2,034	19	650	2,053	2,703	77	2,626	1982/2010	3/20/2015
Dublin, Ohio
Office Building	4,415	1,338	5,058	35	1,338	5,093	6,431	144	6,287	1980/Various	5/28/2015
Draper, Utah
Office Building	13,000	3,248	13,129	—	3,248	13,129	16,377	310	16,067	2008	5/29/2015
Hapeville, Georgia
Office Building	7,493	2,271	8,778	—	2,271	8,778	11,049	157	10,892	1999/2007	7/15/2015
Villa Rica, Georgia
Industrial Building	3,795	293	5,277	—	293	5,277	5,570	39	5,531	2000/2014	10/20/2015

	$460,378	$97,629	$646,569	$38,078	$97,447	$684,829	$782,276	$113,089	$669,187

(1)	The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land and building improvements.
(2)	Depreciable life of all buildings is the shorter of the useful life of the asset or 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.
(3)	These properties are in our unencumbered pool of assets on our Line of Credit.
(4)	The net real estate figure includes real estate held for sale as of December 31, 2015 of $ 1.503 million related to our Dayton, Ohio office building.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	2015	2014		2013
Balance at beginning of period	$722,565	$642,353		$533,753
Additions:
Acquisitions during period	60,231	105,813		103,424
Improvements	6,527	13,889		5,176
Deductions:
Dispositions during period	(6,425)	(39,490)		—
Impairments during period	(622)	—	(2)	—

Balance at end of period	$782,276 (1)	$722,565		$642,353

(1)	The real estate figure includes real estate held for sale as of December 31, 2015 of $1.9 million related to our Dayton, Ohio office building.
(2)	We recognized a $14.2 million impairment charge during the year ended December 31, 2014 on our Roseville, Minnesota property. This property was disposed of in a deed-in-lieu transaction during the year ended December 31, 2014, and the impairment charge is reflected in the dispositions during period line item.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	2015		2014	2013
Balance at beginning of period	$92,133		$81,241	$65,730
Additions during period	22,220		18,814	15,511
Dispositions during period	(1,264)		(7,922)	—

Balance at end of period	$113,089	(1)	$92,133	$81,241

(1)	The accumulated depreciation figure includes real estate held for sale as of December 31, 2015 of $0.846 million related to our Dayton, Ohio office building.

GLADSTONE COMMERCIAL CORPORATION

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2015

(Dollars in Thousands)

Location and Type of Real Estate	Type of Loan	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Lien	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Phoenix, Arizona; Build-to-Suit Healthcare Facility	Second Mortgage	9% Current Interest, 22% internal rate of return on exit	7/31/2016	9.0% interest, paid currently in cash on the loan during construction and through maturity. Exit fee upon maturity of the loan in an amount sufficient to earn a 22% internal rate of return.	—	$5,600	$5,600	$—
Phoenix, Arizona; Build-to-Suit Healthcare Facility	Interim Financing Loan	22% Current Interest	4/30/2016	22.0% interest per annum through maturity, with all accrued interest and principal payable upon maturity.		300	300	—

						$5,900	$5,900	$—

The following table reconciles the change in the balance of mortgage loans on real estate during the years ended December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013
Balance at beginning of period	$5,600	$—	$—
New mortgage loans	300	5,600	—
Collections of principal	—	—	—

Balance at end of period	$5,900	$5,600	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2015. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Election of Directors to Class of 2019,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and sub-caption “Code of Business Conduct and Ethics.”

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2016 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

Item 15. Exhibits and Financial Statement Schedules

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

Report of Management on Internal Controls over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-A12B (File No. 001-33097), filed January 31, 2012.

10.1	First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-50363), filed February 1, 2006.

10.2	Gladstone Commercial Limited Partnership Schedule 4.2(a)(2) to First Amended and Restated Agreement of Limited Partnership Designation of 7.50% Series B Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 25, 2006.

10.3	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated January 1, 2007, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 3, 2007.

10.4	Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed April 29, 2010.

10.5	Gladstone Commercial Limited Partnership Schedule 4.2(a)(3) to First Amended and Restated Agreement of Limited Partnership Designation of Senior Common Units, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed April 29, 2010.

10.6	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 3, 2012.

10.7	Gladstone Commercial Limited Partnership Schedule 4.2(a)(4) to First Amended and Restated Agreement of Limited Partnership Designation of 7.125% Series C Cumulative Term Preferred Units, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 3, 2012.

10.8	Loan Agreement between NH10 CUMMING GA LLC, D08 MARIETTA OH LLC, MPI06 MASON OH LLC, SRFF08 READING PA, L.P., RPT08 PINEVILLE NC, L.P., IPA12 ASHBURN VA SPE LLC, and FTCHI07 GRAND RAPIDS MI LLC and KeyBank National Association, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.9	Promissory Note in favor of KeyBank National Association, dated as of October 1, 2012 (File No. 001-33097), incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.10	Guaranty Agreement, effective as of October 1, 2012 between the Registrant and KeyBank National Association, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.11	Unconditional Guaranty of Payment and Performance, dated as of August 7, 2013, by the Registrant, AL13 Brookwood LLC, CMS06-3 LLC, EI07 Tewksbury MA LLC, NJT06 Sterling Heights MI LLC, RB08 Concord OH LLC, DBPI07 Bolingbrook IL LLC, RCOG07 Georgia LLC, APML07 Hialeah FL LLC for the benefit of KeyBank National Association, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed August 9, 2013.

10.12	Controlled Equity Offering Sales Agreement, dated as of September 2, 2014, by and among the Registrant, Gladstone Commercial Limited Partnership, and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed September 2, 2014.

10.13	Second Amended and Restated Investment Advisory Agreement, between the Registrant and Gladstone Management Corporation, dated as of July 24, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 27, 2015.

10.14	First Amended and Restated Credit Agreement, dated as of October 5, 2015, by and among Gladstone Commercial Limited Partnership, as borrower, the Registrant and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association as lender and administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 6, 2015.

11	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

21	List of Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation

Date:	February 17, 2016	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer

Date:	February 17, 2016	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 17, 2016	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: February 17, 2016	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date: February 17, 2016	By:	/s/ Danielle Jones
Danielle Jones Chief Financial Officer (principal financial and accounting officer)

Date: February 17, 2016	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date: February 17, 2016	By:	/s/ Michela A. English
Michela A. English Director

Date: February 17, 2016	By:	/s/ Paul Adelgren
Paul Adelgren Director

Date: February 17, 2016	By:	/s/ John Outland
John Outland Director

Date: February 17, 2016	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr. Director

Date: February 17, 2016	By:	/s/ Caren D. Merrick
Caren D. Merrick Director