Form 10-Q
period 2016-03-31
GLADSTONE COMMERCIAL CORP
filed 2016-04-27
CIK 1234006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of April 27, 2016 was 22,613,352.

GLADSTONE COMMERCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED

March  31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gladstone Commercial Corporation

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Real estate, at cost	$777,001	$780,377
Less: accumulated depreciation	117,162	112,243

Total real estate, net	659,839	668,134

Lease intangibles, net	101,571	104,914
Real estate and related assets held for sale, net	4,204	1,077
Mortgage note receivable	—	5,900
Cash and cash equivalents	5,010	5,152
Restricted cash	4,290	4,205
Funds held in escrow	5,867	7,534
Deferred rent receivable, net	28,155	27,443
Other assets	2,525	2,825

TOTAL ASSETS	$811,461	$827,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable, net	$450,664	$455,863
Borrowings under line of credit, net	42,465	44,591
Borrowings under term loan facility, net	24,883	24,878
Series C mandatorily redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 1,540,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	38,192	38,100
Deferred rent liability, net	9,163	9,657
Asset retirement obligation	3,659	3,674
Accounts payable and accrued expenses	4,569	6,388
Liabilities related to assets held for sale	1,160	868
Due to Adviser and Administrator (1)	1,898	1,858
Other liabilities	7,250	7,436

Total Liabilities	$583,903	$593,313

Commitments and contingencies (2)

STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 2,300,000 shares authorized and 2,224,000 and 2,150,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	$2	$2
Senior common stock, par value $0.001 per share; 7,500,000 shares authorized and 959,552 and 972,214 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1	1

Common stock, par value $0.001 per share, 38,500,000 shares authorized and 22,550,111 and 22,485,607 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	23	22
Additional paid in capital	421,466	418,897
Distributions in excess of accumulated earnings	(193,934)	(185,051)

Total Stockholders’ Equity	227,558	233,871

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$811,461	$827,184

(1)	Refer to Note 2 “Related-Party Transactions”
(2)	Refer to Note 9 “Commitments and Contingencies”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Data)

(Unaudited)

	For the three months ended March 31,
	2016	2015
Operating revenues
Rental revenue	$20,657	$19,288
Tenant recovery revenue	485	324
Interest income from mortgage note receivable	385	268

Total operating revenues	21,527	19,880

Operating expenses
Depreciation and amortization	9,133	8,207
Property operating expenses	1,610	962
Acquisition related expenses	9	196
Base management fee (1)	861	852
Incentive fee (1)	618	1,673
Administration fee (1)	404	362
General and administrative	579	690
Impairment charge	43	—

Total operating expenses before credit to incentive fee	13,257	12,942

Credit to incentive fee (1)	—	(1,185)

Total operating expenses	13,257	11,757

Other (expense) income
Interest expense	(6,731)	(6,771)
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)
Other income	—	28

Total other expense	(7,417)	(7,429)

Net income	853	694

Distributions attributable to Series A and B preferred stock	(1,027)	(1,023)
Distributions attributable to senior common stock	(252)	(224)

Net loss attributable to common stockholders	$(426)	$(553)

Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.02)	$(0.03)

Weighted average shares of common stock outstanding
Basic	22,545,285	20,210,975

Diluted	22,545,285	20,210,975

Earnings per weighted average share of senior common stock	$0.26	$0.26

Weighted average shares of senior common stock outstanding - basic	964,036	866,201

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$853	$694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,133	8,207
Impairment charge	43	—
Amortization of deferred financing costs	471	431
Amortization of deferred rent asset and liability, net	(102)	(141)
Amortization of discount and premium on assumed debt	(60)	(77)
Asset retirement obligation expense	37	38
Decrease (increase) in other assets	290	(2)
Increase in deferred rent receivable	(1,087)	(856)
(Decrease) increase in accounts payable, accrued expenses, and amount due Adviser and Administrator	(121)	1,008
Decrease in other liabilities	(303)	(301)
Leasing commissions paid	(372)	(65)

Net cash provided by operating activities	8,782	8,936

Cash flows from investing activities:
Acquisition of real estate and related intangible assets	—	(28,348)
Improvements of existing real estate	(1,685)	(1,697)
Collection of mortgage note receivable	5,900	—
Receipts from lenders for funds held in escrow	2,143	68
Payments to lenders for funds held in escrow	(476)	(801)
Receipts from tenants for reserves	763	795
Payments to tenants from reserves	(738)	(511)
Increase in restricted cash	(85)	(314)
Deposits on future acquisitions	—	(150)
Deposits applied against acquisition of real estate investments	—	250

Net cash provided by (used in) investing activities	5,822	(30,708)

Cash flows from financing activities:
Proceeds from issuance of equity	2,800	18,135
Offering costs paid	(52)	(542)
Retirement of senior common stock	(178)	—
Borrowings under mortgage notes payable	18,475	14,573
Payments for deferred financing costs	(380)	(216)
Principal repayments on mortgage notes payable	(23,534)	(2,245)
Borrowings from line of credit	15,800	22,000
Repayments on line of credit	(18,000)	(24,000)
Increase in security deposits	59	30
Distributions paid for common, senior common and preferred stock	(9,736)	(8,802)

Net cash (used in) provided by financing activities	(14,746)	18,933

Net decrease in cash and cash equivalents	(142)	(2,839)

Cash and cash equivalents, beginning of period	5,152	8,599

Cash and cash equivalents, end of period	$5,010	$5,760

NON-CASH INVESTING AND FINANCING INFORMATION

Senior common dividend issued in the dividend reinvestment program	$—	$51

Capital improvements included in accounts payable and accrued expenses	$2,829	$4,402

Increase in asset retirement obligation assumed in acquisition	$—	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation is a real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and commercial mortgage loans; however, we do not have any mortgage loans currently outstanding. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation, or the Adviser, and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company, or the Administrator, each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership, or the Operating Partnership.

All further references herein to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

Interim Financial Information

Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission on February 17, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies during the three months ended March 31, 2016.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”), The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to minimally impact our consolidated financial statements as we have four operating ground lease arrangement for which we are the lessee. We also expect to our legal expense to increase as the new standard requires us to expense indirect leasing costs that were previously capitalized to leasing commissions. ASC 2016-02 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact of this new guidance.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. ASU 2015-03 is effective for annual periods beginning after December 15, 2015. We have adopted the provisions of ASU 2015-03 for the three months ended March 31, 2016. We had unamortized deferred financing fees of $6.0 and $6.1 million as of March 31, 2016 and December 31, 2015, respectively. These costs have been reclassified from deferred financing costs, net, to mortgage notes payable, net, borrowings under line of credit, net, borrowings under term loan facility, net, and Series C mandatorily redeemable preferred stock, net. All periods presented have been retrospectively adjusted.

The following table summarizes the retrospective adjustment and the overall impact on the previously reported consolidated financial statements (dollars in thousands):

	December 31, 2015
	As Previously Reported	Retrospective Application
Deferred financing costs, net	$6,138	$—
Mortgage notes payable, net	460,770	455,863
Borrowings under line of credit, net	45,300	44,591
Borrowings under term loan facility, net	25,000	24,878
Series C mandatorily redeemable preferred stock, net	38,500	38,100

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president. We have an advisory agreement with our Adviser, and an administration agreement with our Administrator, or the Administration Agreement. The services and fees under the advisory agreement and Administration Agreement are described below. At both March 31, 2016 and December 31, 2015, $1.9 million, was collectively due to our Adviser and Administrator.

Base Management Fee

On July 24, 2015, we entered into an amended and restated advisory agreement, or the Amended Advisory Agreement, with the Adviser. Our entrance into the agreement was approved unanimously by our Board of Directors, including separate and unanimous approval by the independent directors on our Board of Directors. Our Board of Directors generally reviews and considers approving or renewing the agreement with our Adviser each July.

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

For both the three months ended March 31, 2016 and 2015, we recorded a base management fee of $0.9 million.

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

For the three months ended March 31, 2016 and 2015, we recorded an incentive fee of $0.6 million and $1.7 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.0 million and $1.2 million, respectively, resulting in a net incentive fee for the three months ended March 31, 2016 and 2015, of $0.6 million and $0.5 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the three months covering January 1, 2015 through March 31, 2015 in order to support the current level of distributions to our stockholders. The Adviser did not waive any portion of the incentive fee for the three months ended March 31, 2016. Waivers cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Amended Advisory Agreement, effective July 1, 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain was fee was recognized during the three months ended March 31, 2016 or 2015, respectively.

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

Administration Agreement

Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses in performing services to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Our allocable portion of the Administrator’s expenses is derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For both the three months ended March 31, 2016 and 2015, we recorded an administration fee of $0.4 million. Our Board of Directors generally reviews and considers approving or renewing the agreement with our Administrator each July.

Gladstone Securities

Gladstone Securities, LLC, or Gladstone Securities, is a privately held broker dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.

Dealer Manager Agreement

In connection with the offering of our Senior Common Stock (see footnote 10, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager Agreement terminated according to its terms on March 28, 2015, requiring us to write-off $0.1 million of deferred offering costs to general and administrative expense. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities was entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. In addition, we agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.3 million of payments during the three months ended March 31, 2015, to Gladstone Securities pursuant to this agreement.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million and $0.04 million during the three months ended March 31, 2016 and 2015, respectively, which are reflected as mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.43% and 0.26% of total mortgages secured. Our Board of Directors will determine whether to renew the agreement for an additional year at its July 2016 meeting.

3. Loss per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the three months ended March 31, 2016 and 2015, respectively. We computed basic loss per share for the three months ended March 31, 2016 and 2015, respectively, using the weighted average number of shares outstanding during the periods. Diluted loss per share for the three months ended March 31, 2016 and 2015, reflects additional shares of common stock related to our convertible Senior Common Stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended March 31,
	2016	2015
Calculation of basic loss per share of common stock:

Net loss attributable to common stockholders	$(426)	$(553)

Denominator for basic weighted average shares of common stock	22,545,285	20,210,975

Basic loss per share of common stock	$(0.02)	$(0.03)

Calculation of diluted loss per share of common stock:

Net loss attributable to common stockholders	$(426)	$(553)

Net loss attributable to common stockholders plus assumed conversions (1)	$(426)	$(553)

Denominator for basic weighted average shares of common stock	22,545,285	20,210,975

Denominator for diluted weighted average shares of common stock (1)	22,545,285	20,210,975

Diluted loss per share of common stock	$(0.02)	$(0.03)

(1)	We excluded convertible senior common shares of 800,116 and 723,631 from the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (1)	December 31, 2015 (2)
Real estate:
Land	$96,884	$97,117
Building	632,609	635,728
Tenant improvements	47,508	47,532
Accumulated depreciation	(117,162)	(112,243)

Real estate, net	$659,839	$668,134

(1)	Does not include real estate held for sale as of March 31, 2016.
(2)	Does not include real estate held for sale as of December 31, 2015.

Real estate depreciation expense on building and tenant improvements were $5.9 million and $5.2 million for the three months ended March 31 2016 and 2015, respectively.

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the properties acquired during the three months ended March 31, 2016 and the twelve months ended December 31, 2015, respectively, were acquired as of January 1, 2015. We did not complete any acquisitions during the three months ended March 31, 2016, and pro-forma net loss is identical to the income statement for the same period. The pro-forma earnings for the three months ended March 31, 2014 were adjusted to assume that the acquisition-related costs were incurred as of the previous period (dollars in thousands, except per share amounts):

	For the three months ended March 31, (unaudited)
	2016	2015
Operating Data:
Total operating revenue	$21,527	$21,389
Total operating expenses	(13,257)	(12,664)

Other expenses	(7,417)	(7,856)

Net income	853 (1)	869
Dividends attributable to preferred and senior common stock	(1,279)	(1,247)

Net loss attributable to common stockholders	$(426)	$(378)

Share and Per Share Data:

Basic and diluted loss per share of common stock - pro forma	$(0.02)	$(0.02)
Basic and diluted loss per share of common stock - actual	$(0.02)	$(0.03)
Weighted average shares outstanding-basic and diluted	22,545,285	20,210,975

(1)	Includes a $0.04 million impairment charge recognized on our Dayton, Ohio property during the three months ended March 31, 2016.

Significant Real Estate Activity on Existing Assets

During the three months ended March 31, 2016, we executed a lease on one property, which is summarized below (dollars in thousands):

Location	Lease Commencement Date	Square Footage (unaudited)		Lease Term	Renewal Options	Annualized GAAP Rent	Tenant Improvement	Leasing Commissions
Bolingbrook, IL	7/1/2016	13,816	(1)	7.2 Years	1 (5 year)	$70	$69	$28

(1)	Tenant’s lease is for 24.9% of the building. The building is now 62.7% leased.

2015 Real Estate Activity

Q1 2015 Investment Activity

During the three months ended March 31, 2015, we acquired two properties, which are summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage (unaudited)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized GAAP Rent	Debt Issued
Richardson, TX(1)	3/6/2015	155,984	9.5 Years	2 (5 years each)	$24,700	$112	$2,708	$14,573

Birmingham, AL	3/20/2015	30,850	8.5 Years	1 (5 years)	3,648	76	333	N/A

Total		186,834			$28,348	$188	$3,041	$14,573

(1)	The tenant occupying this property is subject to a gross lease.

In accordance with ASC 805, we determined the fair value of the acquired assets and assumed liabilities related to the two properties acquired during the three months ended March 31, 2015, as follows (dollars in thousands):

	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Total Purchase Price
Richardson, TX	$2,728	$12,591	$2,781	$2,060	$1,804	$1,929	$807	$24,700
Birmingham, AL	650	1,683	351	458	146	360	—	3,648

	$3,378	$14,274	$3,132	$2,518	$1,950	$2,289	$807	$28,348

Below is a summary of the total revenue and earnings recognized on the two properties acquired during the three months ended March 31, 2015 (dollars in thousands):

		For the three months ended March 31,
		2015
Location	Acquisition Date	Rental Revenue	Earnings (1)
Richardson, TX	3/6/2015	$182	$51
Birmingham, AL	3/20/2015	11	4

		$193	$55

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Q1 2015 Leasing Activity

During the three months ended March 31, 2015, we amended four of our leases, which are summarized below (dollars in thousands):

Location	New Lease Effective Date	Square Footage (unaudited)		New Lease Term	Renewal Options	Annualized GAAP Rent	Tenant Improvement	Leasing Commissions
Indianapolis, IN	1/1/2015	3,546		8.3 Years	N/A	$64	$64	$28
Indianapolis, IN	2/1/2015	8,275		3.0 Years	N/A	124	—	—
Raleigh, NC	2/1/2015	58,926		5.5 Years	2 (5 year)	711	—	144
Raleigh, NC	2/1/2015	21,300	(1)	5.5 Years	2 (5 year)	239	100	32

		92,047				$1,138	$164	$204

(1)	Tenant’s lease is for 18.3% of the building. The building is now 93.2% leased.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of March 31, 2016 and December 31, 2015 respectively (in thousands):

	March 31, 2016 (1)		December 31, 2015 (2)
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$65,882	$(23,941)	$66,244	$(22,679)
Leasing costs	44,415	(15,760)	44,360	(14,774)
Customer relationships	46,468	(15,493)	46,485	(14,722)

	$156,765	$(55,194)	$157,089	$(52,175)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$10,176	$(6,936)	$10,176	$(6,818)
Below market leases and deferred revenue	(17,273)	8,110	(17,951)	8,294

	$(7,097)	$1,174	$(7,775)	$1,476

(1)	Does not include real estate held for sale as of March 31, 2016.
(2)	Does not include real estate held for sale as of December 31, 2015.

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.3 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively, and is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Total amortization related to above-market lease values was $0.1 million for both the three months ended March 31, 2016 and 2015, respectively, and is included in rental income in the condensed consolidated statement of operations. Total amortization related to below-market lease values was $0.2 million for both the three months ended March 31, 2016 and 2015, respectively, and is included in rental income in the condensed consolidated statement of operations.

5. Real Estate Held for Sale and Impairment Charges

Real Estate Held for Sale

As of March 31, 2016, we classified one property located in Dayton, Ohio, one property located in Rock Falls, Illinois and two properties located in Angola, Indiana, as held for sale under the provisions of ASC 360-10, “Property, Plant, and Equipment,” which requires that the assets and liabilities of any such properties, be presented separately in our condensed consolidated balance sheet in the current period presented. We have executed a sale agreement to sell our Dayton, Ohio property for $0.2 million. We expect this sale to close during the second quarter of 2016. We are currently marketing our properties located in Rock Falls, Illinois and Angola, Indiana that are held for sale.

The table below summarizes the components of income from real estate and related assets held for sale (dollars in thousands):

	For the three months ended March 31,
	2016		2015
Operating revenue	$134		$205
Operating expense	71		88
Other expense	(74	)(1)	(57)

(Loss) income from real estate and related assets held for sale	$(11)		$60

(1)	Includes $0.04 million impairment charge on our Dayton, Ohio property.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheet (dollars in thousands):

March 31, 2016
ASSETS HELD FOR SALE
Real estate, at cost	$5,557
Less: accumulated depreciation	1,791

Total real estate held for sale, net	3,766

Lease intangibles, net	147
Deferred rent receivable, net	257
Other assets	34

TOTAL ASSETS HELD FOR SALE	$4,204

LIABILITIES HELD FOR SALE
Deferred rent liability, net	$274
Asset retirement obligation	127
Other liabilities	759

TOTAL LIABILITIES HELD FOR SALE	$1,160

Impairment Charge

We performed the evaluation and analysis on our portfolio and determined that our Dayton, Ohio property was further impaired during the three months ended March 31, 2016. During the three months ended March 31, 2016, we executed a sale agreement to sell this property for $0.2 million, and impaired this property by an additional $0.04 million to reduce our carrying value to the sale price less cost to sell. The fair value was calculated using Level 3 inputs which include an executed purchase and sale agreement and estimated selling costs. This property was previously impaired by $0.6 million during fiscal year 2015. We anticipate selling this property during second quarter 2016. No other impairment was recognized on our portfolio during both the three months ended March 31, 2016 and March 31, 2015, respectively.

6. Mortgage Note Receivable

On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Subsequently, on April 14, 2015, we closed an additional $0.3 million interim financing loan for the development of the Phoenix, Arizona property. Construction was completed in July 2015 and we earned 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we were granted a right of first offer to purchase the property at fair value. We elected not to purchase the property, and received an exit fee upon maturity of the loan in an amount sufficient for us to earn an internal rate of return of 22% on the second mortgage development loan, inclusive of interest earned. We recognized $0.4 million and $0.3 million in both cash interest income and exit fee revenue during the three months ended March 31, 2016 and 2015, respectively. The principal balance of the loans and all associated interest and exit fee revenue was received in January 2016.

7. Mortgage Notes Payable, Line of Credit and Term Loan Facility

Our mortgage notes payable and line of credit as of March 31, 2016 and December 31, 2015 are summarized below (dollars in thousands):

	Encumbered		Carrying Value at		Stated Interest Rates	Scheduled Maturity
	properties at March 31, 2016		March 31, 2016	December 31, 2015	at March 31, 2016(4)	Dates at March 31, 2016
Mortgage and Other Secured Loans:
Fixed rate mortgage loans	62		$403,987	$427,334	(1)	(2)
Variable rate mortgage loans	13		51,332	33,044	(3)	(2)
Premiums and discounts (net)	—		332	392	N/A	N/A
Deferred financing costs, mortgage loans (net)	—		(4,987)	(4,907)	N/A	N/A

Total Mortgage Notes Payable	75		$450,664	$455,863	(5)

Variable rate Line of Credit	22	(6)	43,100	45,300	LIBOR + 2.50%	8/7/2018
Deferred financing costs, line of credit (net)	—		(635)	(709)	N/A	N/A

Total Line of Credit	22		$42,465	$44,591

Variable rate Term Loan Facility	—		25,000	25,000	LIBOR + 2.45%	10/5/2020
Deferred financing costs, term loan facility (net)	—		(117)	(122)	N/A	N/A

Total Term Loan Facility	N/A		$24,883	$24,878

Total Mortgage Notes Payable, Line of Credit and Term Loan Facility	97		$518,012	$525,332

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.75% to 6.80%.
(2)	We have 43 mortgage notes payable with maturity dates ranging from 5/5/2016 through 7/1/2045.
(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.15% to one month LIBOR + 2.35%. At March 31, 2016, one month LIBOR was approximately 0.43%.
(4)	The weighted average interest rate on all debt outstanding at March 31, 2016, was approximately 4.63%.
(5)	The weighted average interest rate on the mortgage notes outstanding at March 31, 2016, was approximately 4.89%.
(6)	The amount we may draw under the Line of Credit and Term Loan Facility is based on a percentage of the fair value of a combined pool of 22 unencumbered properties as of March 31, 2016.

N/A - Not Applicable

Mortgage Notes Payable

As of March 31, 2016, we had 43 mortgage notes payable, collateralized by a total of 75 properties with a net book value of $638.5 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. Gladstone Commercial Corporation has full recourse for $2.9 million of the mortgages notes payable outstanding, or 0.6%. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property. The weighted-average interest rate on the mortgage notes payable as of March 31, 2016 was 4.9%.

During the three months ended March 31, 2016, we issued one long-term mortgage, collateralized by four properties, which is summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Debt Issued	Interest Rate	Maturity Date	Principal Balance Repaid	Previous Weighted Average Interest Rate
3/1/2016	First Niagara Bank	$18,475	LIBOR + 2.35%(1)	3/1/2023	$21,197	6.14%

(1)	We refinanced maturing debt on our Chalfont, Pennsylvania, Corning, New York and Franklin and Eatontown, New Jersey properties, which was originally set to mature during second quarter 2016. We entered into an interest rate cap agreement with First Niagara Bank, which caps LIBOR at 3% through March 1, 2019.

We made payments of $0.4 million and $0.2 million for deferred financing costs during the three months ended March 31, 2016 and 2015, respectively.

Scheduled principal payments of mortgage notes payable for the remainder of 2016, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Nine Months Ending December 31, 2016	$53,470
2017	69,652
2018	41,536
2019	36,392
2020	11,667
2021	23,864
Thereafter	218,738

$455,319

Interest Rate Cap

We have entered into interest rate cap agreements that cap the interest rate on certain of our notes payable when one-month LIBOR is in excess of 3.0%. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2016 and December 31, 2015, our interest rate cap agreements were valued using Level 2 inputs.

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

				As of March 31,		As of December 31,
				2016		2015
Interest Rate Cap	LIBOR Cap	Maturity Date	Cost	Notional Amount	Fair Value	Notional Amount	Fair Value
Nov-13	3.00%	Dec-16	$31	$8,200	$—	$8,200	$—
Jul-15	3.00%	Jul-18	68	21,039	3	21,204	14
Dec-15	3.00%	Dec-20	52	3,618	12	3,640	26
Mar-16	3.00%	Mar-19	33	18,475	10	—	—

			$184	$51,332	$25	$33,044	$40

The fair value of all mortgage notes payable outstanding as of March 31, 2016 was $454.5 million, as compared to the carrying value stated above, exclusive of premiums, discounts and deferred financing costs, of $455.3 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Line of Credit and Term Loan Facility

In August 2013, we procured a senior unsecured revolving credit facility, or the Line of Credit, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent). On October 5, 2015, we expanded our Line of Credit to $85.0 million and extended the maturity date one-year through August 2018, with a one year extension option through August 2019. The interest rate on the line of credit was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the two facilities, including the Term Loan Facility discussed below, was increased from $100.0 million to $150.0 million. We also added three new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Bank, Fifth Third Bank, US Bank and Huntington Bank. We were subject to payment of $0.5 million for the modification of the agreement.

In connection with the Line of Credit expansion in October 2015 mentioned above, we added a $25.0 million, five year term loan facility, or the Term Loan Facility, which was fully drawn at closing and matures in October 2020. The Term Loan Facility is subject to the same leverage tiers as the Line of Credit; however the interest rate at each leverage tier is five basis points lower. We have the option to repay the Term Loan Facility in full, or in part, at any time without penalty or premium prior to the maturity date.

As of March 31, 2016, there was $68.1 million outstanding under our Line of Credit and Term Loan Facility at a weighted average interest rate of approximately 2.92% and $3.0 million outstanding under letters of credit at a weighted average interest rate of 2.5%. As of March 31, 2016, the maximum additional amount we could draw under the Line of Credit was $7.2 million. We were in compliance with all covenants under the Line of Credit and Term Loan Facility as of March 31, 2016.

The amount outstanding under the Line of Credit and Term Loan Facility approximates fair value as of March 31, 2016, as the debt is variable rate.

8. Mandatorily Redeemable Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share, or the Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million. The Term Preferred Stock is traded under the ticker symbol GOODN on the NASDAQ Global Select Market, or the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security of ours. As of January 31, 2016, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. We incurred $1.8 million in total offering costs related to these transactions, which have been recorded net of the Series C mandatorily redeemable preferred stock on the condensed consolidated balance sheet and will be amortized over the redemption period ending January 31, 2017.

The Term Preferred Stock is recorded as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the condensed consolidated statements of operations.

The fair value of our Term Preferred Stock as of March 31, 2016, was $39.3 million, as compared to the carrying value stated above of $38.2 million, which includes $0.3 million of unamortized deferred financing costs. The fair value is calculated based on the closing share price as of March 31, 2016 of $25.50. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

9. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of March 31, 2016, are as follows (dollars in thousands):

		For the year ended December 31,
Location	Lease End Date	2016	2017	2018	2019	2020	Thereafter
Tulsa, OK	Apr-21	$127	$169	$169	$169	$169	$85
Springfield, MA	Feb-30	64	89	90	90	90	884
Dartmouth, MA	May-36	131	174	174	174	174	3,126
Salt Lake City, UT	Nov-40	22	30	31	32	33	853

		$344	$462	$464	$465	$466	$4,948

Expenses recorded in connection to rental expense incurred for the properties listed above during the three months ended March 31, 2016 and 2015 were $0.1 million, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.

Letters of Credit

As of March 31, 2016, there were $3.0 million outstanding under letters of credit. These letters of credit are not reflected on our consolidated balance sheet.

10. Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2016 (dollars in thousands):

								Distributions in
	Shares Issued		Shares Retired				Additional	Excess of	Total
	Preferred	Common	Senior Common	Preferred	Senior Common	Common	Paid in	Accumulated	Stockholders’
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Earnings	Equity
Balance at December 31, 2015	2,150,000	22,485,607	972,214	$2	$1	$22	$418,897	$(185,051)	$233,871

Issuance of preferred stock and common stock, net	74,000	64,504	—	—	—	1	2,569	—	2,570

Retirement of senior common stock	—	—	(12,662)	—	—	—	—	—	—

Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	(9,736)	(9,736)

Net income	—	—	—	—	—	—	—	853	853

Balance at December 31, 2016	2,224,000	22,550,111	959,552	$2	$1	$23	$421,466	$(193,934)	$227,558

Distributions

We paid the following distributions per share for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Common Stock	$0.375	$0.375
Senior Common Stock	0.2625	0.2625
Series A Preferred Stock	0.4843749	0.4843749
Series B Preferred Stock	0.4688	0.4688
Series C Preferred Stock	0.4453	0.4453

Recent Activity

Common Stock ATM Program

We sold 65,000 shares of common stock, raising an aggregate of $0.9 million in net proceeds under our previous ATM Program with Cantor Fitzgerald & Co., or Cantor Fitzgerald. In February 2016, we amended our common ATM program, or the Amended Common ATM, with Cantor Fitzgerald. The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald, to $160.0 million. All other terms of the agreement remained unchanged. As of March 31, 2016, we had a remaining capacity to sell up to $160.0 million of common stock under the Amended Common ATM.

Preferred Stock ATM Program

Additionally, in February 2016 we entered into an open market sales agreement, or the Preferred ATM, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock, and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock, having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the three months ended March 31, 2016, we sold 74,000 shares of our Series B Cumulative Redeemable Preferred Stock for net proceeds of $1.8 million. As of March 31, 2016, we had a remaining capacity to sell up to $38.2 million of preferred stock under the Preferred ATM.

11. Subsequent Events

On April 12, 2016, our Board of Directors declared the following monthly distributions for the months of April, May and June:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share
April 22, 2016	May 2, 2016	$0.125	$0.1614583	$0.15625	$0.1484375
May 19, 2016	May 31, 2016	0.125	0.1614583	0.15625	0.1484375
June 17, 2016	June 30, 2016	0.125	0.1614583	0.15625	0.1484375

Total		$0.375	$0.4843749	$0.46875	$0.4453125

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
April	May 6, 2016	$0.0875
May	June 7, 2016	0.0875
June	July 8, 2016	0.0875

Total		$0.2625

On April 21, 2016, we repaid our $3.7 million mortgage on our Coppell, Texas property that was originally set to mature on June 1, 2016. We borrowed $9.5 million pursuant to a long-term note payable from Great Southern Bank to refinance the debt on our Coppell, Texas property and the note is also collateralized by our properties located in Allen, Texas and Colleyville, Texas, which were previously included in our unencumbered asset pool in our Line of Credit. The note accrues interest at LIBOR plus a margin of 2.75%, subject to an interest rate cap of 3.0%, and the loan has an original maturity date of April 22, 2019, with two, one-year extension options through April 22, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

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

As of April 27, 2016:

•	we owned 99 properties totaling 11.0 million square feet in 24 states;

•	our occupancy rate was 97.5%;

•	the weighted average remaining term of our mortgage debt was 6.3 years and the weighted average interest rate was 4.89%; and

•	the average remaining lease term of the portfolio was 8.3 years.

Business Environment

In the United States, vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. In fact, vacancy rates in many markets have been reduced to levels seen at the peak before the most recent recession and rental rates have increased in many primary and secondary markets. This condition has led to a rise in construction activity for both office and industrial properties in many markets; however, vacancy rates in certain secondary and tertiary markets are still higher than pre-recession levels as job growth has yet to return to all areas of the country even though the published unemployment rate has dropped over the past 12 months. Interest rates have been volatile since the beginning of the year and although interest rates are still relatively low, lenders have increased their required spreads and overall financing costs for fixed rate mortgages appear to be on the rise. The combined characteristics of lower vacancy rates, increased supply of capital from private and foreign buyers, and a potential rise in financing costs has led to increased competition for new acquisitions.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease maturities and acquiring additional properties. Currently, we have two fully vacant buildings, one located in Newburyport, Massachusetts and one located in Dayton, Ohio, and a total of five partially vacant buildings. Our Newburyport, Massachusetts tenant vacated upon its lease termination in April 2015 and our Dayton, Ohio tenant vacated upon its lease termination in June 2015. Our Dayton, Ohio property has been classified as held for sale on our condensed consolidated balance sheet as of March 31, 2016 and we anticipate selling this property during the second quarter of 2016.

We have one expiring lease in 2016, which is 0.1% of rental income recognized during the three months ended March 31, 2016, seven expiring leases in 2017, which is 2.3% of rental income recognized during the three months ended March 31, 2016 and three expiring leases in 2018, which is 1.7% of rental income recognized during the three months ended March 31, 2016.

Our available vacant space at March 31, 2016 is 2.5% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $1.3 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our line of credit, or the Line of Credit. While lenders’ credit standards have recently tightened, long-term mortgages are readily obtainable. We continue to look to regional banks and insurance companies, in addition to the collateralized mortgage backed securities, CMBS market to issue mortgages to finance our real estate activities.

In addition to obtaining funds through borrowing, we have been active in the equity markets during the three months ended March 31, 2016. We have issued shares of both common and preferred stock through our at-the-market programs, or ATM Programs, pursuant to our open market sale agreements with Cantor Fitzgerald & Co., or Cantor Fitzgerald, discussed in more detail below.

Recent Developments

2016 Financing Activity

We issued two mortgages, which are summarized below (dollars in thousands):

Date of Issuance	Issuing Bank	Debt Issued	Interest Rate	Maturity Date	Principal Balance Repaid	Previous Weighted Average Interest Rate
3/1/2016	First Niagara Bank	$18,475	LIBOR + 2.35%(1)	3/1/2023	$21,197	6.14%
4/22/2016	Great Southern Bank	9,530	LIBOR + 2.75%(2)	4/22/2019	3,667	6.25%

(1)	We refinanced maturing debt on our Chalfont, Pennsylvania, Corning, New York and Franklin and Eatontown, New Jersey properties, which was originally set to mature during second quarter 2016. We entered into an interest rate cap agreement with First Niagara Bank, which caps LIBOR at 3% through March 1, 2019.
(2)	We refinanced maturing debt on our Coppell, Texas property, which was originally set to mature during second quarter 2016. We pooled the new mortgage debt with unencumbered properties located in Allen and Colleyville, Texas. We entered into an interest rate cap agreement with Great Southern Bank, which caps LIBOR at 3% through April 22, 2019.

2016 Leasing Activities

We have executed a lease on one property, which is summarized below (dollars in thousands):

Location	Lease Commencement Date	Square Footage (unaudited)		Lease Term	Renewal Options	Annualized GAAP Rent	Tenant Improvement	Leasing Commissions
Bolingbrook, IL	7/1/2016	13,816	(1)	7.2 Years	1 (5 year)	$70	$69	$28

(1)	Tenant’s lease is for 24.9% of the building. The building is now 62.7% leased.

2016 Equity Activities

Common Equity:

We sold 65,000 shares of common stock, raising an aggregate of $0.9 million in net proceeds under our previous ATM Program with Cantor Fitzgerald & Co., or Cantor Fitzgerald. In February 2016, we amended our common ATM program, or the Amended Common ATM, with Cantor Fitzgerald. The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald, to $160.0 million. All other terms of the agreement remained unchanged. As of March 31, 2016, we had a remaining capacity to sell up to $160.0 million of common stock under the Amended Common ATM.

Preferred Equity: Additionally, in February 2016 we entered into an open market sales agreement, or the Preferred Stock ATM, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock, and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock, having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the three months ended March 31, 2016, we sold 74,000 shares of our 7.50% Series B Cumulative Redeemable Preferred Stock for net proceeds of $1.8 million. As of March 31, 2016, we had a remaining capacity to sell up to $38.2 million of preferred stock under the Preferred Stock ATM.

Diversity of Our Portfolio

Our Adviser seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the three months ended March 31, 2016, our largest tenant comprised only 5.8% of total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the three months ended March 31, 2016 and 2015, respectively (dollars in thousands):

	For the three months ended March 31,
	2016		2015
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Healthcare	$3,347	16.2%	$2,644	13.7%
Telecommunications	3,280	15.9	3,128	16.1
Automobile	2,639	12.8	2,635	13.7
Diversified/Conglomerate Services	1,970	9.5	1,167	6.1
Diversified/Conglomerate Manufacturing	1,149	5.6	1,042	5.4
Electronics	1,082	5.2	1,202	6.2
Personal, Food & Miscellaneous Services	892	4.3	1,576	8.2
Chemicals, Plastics & Rubber	779	3.8	789	4.1
Machinery	682	3.3	772	4.0
Containers, Packaging & Glass	666	3.2	521	2.7
Personal & Non-Durable Consumer Products	656	3.2	657	3.4
Banking	612	3.0	289	1.5
Information Technology	588	2.8	—	0.0
Childcare	556	2.7	556	2.9
Buildings and Real Estate	548	2.7	548	2.8
Beverage, Food & Tobacco	525	2.5	748	3.9
Printing & Publishing	390	1.9	391	2.0
Education	164	0.8	164	0.9
Home & Office Furnishings	132	0.6	132	0.7
Oil & Gas	—	0.0	327	1.7

	$20,657	100.0%	$19,288	100.0%

The table below reflects the breakdown of total rental income by state for the three months ended March 31, 2016 and 2015, respectively (dollars in thousands):

State	Rental Revenue for the three months ended March 31, 2016	% of Base Rent	Number of Leases for the three months ended March 31, 2016	Rental Revenue for the three months ended March 31, 2015	% of Base Rent	Number of Leases for the three months ended March 31, 2015
Texas	$3,722	18.0%	12	$3,211	16.6%	11
Ohio	2,337	11.3	16	2,493	12.9	17
Pennsylvania	1,678	8.1	6	1,655	8.6	6
North Carolina	1,441	7.0	8	1,340	7.0	7
Georgia	1,192	5.8	6	718	3.7	3
South Carolina	1,153	5.6	2	1,115	5.8	2
Michigan	1,074	5.2	4	1,074	5.6	4
Minnesota	845	4.1	4	819	4.3	3
Colorado	813	3.9	3	813	4.2	3
New Jersey	798	3.9	4	798	4.1	4
All Other States	5,604	27.1	33	5,252	27.2	33

Total	$20,657	100.0%	98	$19,288	100.0%	93

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

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our condensed consolidated financial statements in our 2015 Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2016.

Results of Operations

The weighted average yield on our total portfolio, which was 8.6% as of March 31, 2016 and 8.8% as of March 31, 2015, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2016 and 2015 is below (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2016	2015	$ Change	% Change
Operating revenues
Rental revenue	$20,657	$19,288	$1,369	7.1%
Tenant recovery revenue	485	324	161	49.7%
Interest income from mortgage note receivable	385	268	117	43.7%

Total operating revenues	21,527	19,880	1,647	8.3%

Operating expenses
Depreciation and amortization	9,133	8,207	926	11.3%
Property operating expenses	1,610	962	648	67.4%
Acquisition related expenses	9	196	(187)	-95.4%
Base management fee	861	852	9	1.1%
Incentive fee	618	1,673	(1,055)	-63.1%
Administration fee	404	362	42	11.6%
General and administrative	579	690	(111)	-16.1%
Impairment charge	43	—	43	0.0%

Total operating expenses before credit to incentive fee	13,257	12,942	315	2.4%

Credit to incentive fee	—	(1,185)	1,185	-100.0%

Total operating expenses	13,257	11,757	1,500	12.8%

Other (expense) income
Interest expense	(6,731)	(6,771)	40	-0.6%
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	—	0.0%
Other income	—	28	(28)	-100.0%

Total other expense	(7,417)	(7,429)	12	-0.2%

Net income	853	694	159	22.9%

Distributions attributable to Series A and B preferred stock	(1,027)	(1,023)	(4)	0.4%
Distributions attributable to senior common stock	(252)	(224)	(28)	12.5%

Net loss attributable to common stockholders	$(426)	$(553)	$127	-23.0%

Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	$(0.02)	$(0.03)	$0.01	-36.5%

FFO available to common stockholders - basic	$8,750	$7,654	$1,096	14.3%

FFO per weighted average share of common stock - basic	$0.39	$0.38	$0.01	2.6%

FFO per weighted average share of common stock - diluted	$0.39	$0.38	$0.01	2.7%

(1)	Diluted FFO available to common stockholders was not previously adjusted for the income impact of the assumed conversion of senior common stock, in accordance with ASC 260 (“Earnings per Share”). This adjustment has increased Diluted FFO available to common stockholders for the three months ended March 31, 2015 by $0.01 per share.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2015, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were either acquired or disposed of at any point subsequent to December 31, 2014. Vacant properties are properties that were fully or partially vacant at any point subsequent to January 1, 2015.

Operating Revenues

	For the three months ended March 31,
	(Dollars in Thousands)
Rental Revenues	2016	2015	$ Change	% Change
Same Store Properties	$17,863	$17,786	$77	0.4%
Acquired & Disposed Properties	2,100	488	1,612	330.3%
Vacant Properties	694	1,014	(320)	-31.6%

	$20,657	$19,288	$1,369	7.1%

Rental revenue from same store properties increased slightly for the three months ended March 31, 2016, primarily because of additional rental income received from our lease renewals at Duncan, South Carolina and Raleigh, North Carolina executed in 2015. Rental revenue increased for acquired and disposed properties for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, because we acquired four properties subsequent to March 31, 2015, and the inclusion of a full quarter of rental revenue recorded in 2016 for two properties acquired during the three months ended March 31, 2015. Rental revenue decreased for our vacant properties because two properties went vacant in May 2015, and remain fully vacant during the three months ended March 31, 2016.

	For the three months ended March 31,
	(Dollars in Thousands)
Tenant Recovery Revenue	2016	2015	$ Change	% Change
Same Store Properties	$238	$188	$50	26.6%
Acquired & Disposed Properties	196	51	145	284.3%
Vacant Properties	51	85	(34)	-40.0%

	$485	$324	$161	49.7%

The increase in same store tenant recovery revenues for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, is a result of increased recoveries from three tenants subject to gross leases. The increase in tenant recovery revenues on acquired and disposed of properties for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 is due to an increase in recoveries from tenants subject to a gross lease for properties acquired during and subsequent to the three months ended March 31, 2015.

Interest income from mortgage notes receivable increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, because of exit fee revenue earned during the three months ended March 31, 2016, coupled with interest earned on a $0.3 million interim financing note issued in April 2015.

Operating Expenses

	For the three months ended March 31,
	(Dollars in Thousands)
Depreciation and Amortization	2016	2015	$ Change	% Change
Same Store Properties	$7,696	$7,566	$130	1.7%
Acquired & Disposed Properties	965	158	807	510.8%
Vacant Properties	472	483	(11)	-2.3%

	$9,133	$8,207	$926	11.3%

Depreciation and amortization increased slightly for same store properties for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 due to depreciation on capital projects which were completed subsequent to March 31, 2015, coupled with amortization on leasing commissions for renewed leases with 2015 and 2016 expirations. Depreciation and amortization expenses increased for acquired and disposed of properties during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, because of the four properties acquired subsequent to March 31, 2015 and the inclusion of a full quarter of depreciation and amortization recorded during the three months ended March 31, 2016 for two properties acquired during the three months ended March 31, 2015.

	For the three months ended March 31,
	(Dollars in Thousands)
Property Operating Expenses	2016	2015	$ Change	% Change
Same Store Properties	$746	$723	$23	3.2%
Acquired & Disposed Properties	548	100	448	448.0%
Vacant Properties	316	139	177	127.3%

	$1,610	$962	$648	67.4%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties is a result of an increase in operating expenses incurred at properties subject to a gross lease, coupled with increased expense exposure at properties with leases subject to a cap on expenses The increase in property operating expenses for acquired and disposed of properties for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily a result of property operating expenses incurred at properties subject to a gross lease which were acquired during and subsequent to the quarter ended March 31, 2015.

Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, because we did not acquire any properties during the three months ended March 31, 2016. We acquired two properties during the three months ended March 31, 2015.

The base management fee paid to the Adviser increased slightly for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to an increase in both total and common stockholders’ equity, the main components of both the amended and previous calculations. We amended the calculation of the base management fee effective July 1, 2015. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The net incentive fee paid to the Adviser increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, because of an increase in pre-incentive fee FFO, coupled with a reduction in the credit to incentive fee. The increase in pre-incentive fee FFO was primarily due to an increase in rental revenues from the properties acquired during and subsequent to the three months ended March 31, 2015. We amended the Advisory Agreement, which resulted in a change to the incentive fee calculation, effective July 1, 2015. The new calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase was driven primarily by us using a higher share of our administrators resources during the three months ended March 31, 2016.

General and administrative expenses decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily as a result of a decrease in bank fees coupled with a decrease in dues and subscriptions offset by a slight increase in travel and advertising costs.

The impairment loss for the three months ended March 31, 2016 was from the additional impairment recorded in connection with the Dayton, Ohio property that is classified as held for sale.

Other Income and Expenses

Interest expense decreased slightly for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This decrease was primarily a result of refinanced mortgages at lower interest rates which were completed subsequent to March 31, 2015. During the previous 12 months, we have refinanced $78.7 million in mortgage debt at a weighted average interest rate of 5.7% with $43.6 million of new mortgage debt at a weighted average interest rate of 2.7%, coupled with reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the past 12 months. This is offset by interest on the $28.8 million of mortgage debt issued in the past 12 months to finance new acquisitions.

Other income decreased during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, because of the repayment of the employee note outstanding in May 2015.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily because of an increase in rental income from the properties acquired over the past 12 months.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit and issuing additional equity securities. Our available liquidity, as of March 31, 2016, was $12.2 million, including $5.0 million in cash and cash equivalents and an available borrowing capacity of $7.2 million under our Line of Credit. Our available borrowing capacity under the Line of Credit has increased to $14.9 million as of April 27, 2016.

Future Capital Needs

We actively seek conservative investments that are likely to produce income to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial, and office real property and to a lesser extent medical real property, make mortgage loans, or pay down outstanding borrowings under our Line of Credit. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and fund our current operating costs. In addition, beginning August 31, 2016, if our Series C Term Preferred Stock is still outstanding and has not been extended or redeemed, and we have failed to meet certain conditions relating to a pending extension or redemption thereof to the satisfaction of the lenders under our Line of Credit, the Line of Credit requires that we maintain liquidity in the amount of $38.5 million. We plan to refinance our Series C Term Preferred Stock utilizing equity prior to July 2016. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

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

Equity Capital

During the three months ended March 31, 2016, we raised net proceeds of (i) $0.9 million of common equity under our Common Stock ATM with Cantor Fitzgerald at a weighted average share price of $14.72 and (ii) $1.8 million of preferred equity under our Preferred Stock ATM with Cantor Fitzgerald at a weighted average share price of $25.00. We used these proceeds for general corporate purposes.

As of April 27, 2016, we have the ability to raise up to $496.1 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-208953), or the Universal Shelf, in one or more future public offerings. Of the $496.1 million of available capacity under our Universal Shelf, approximately $158.9 million of common stock is reserved for additional sales under our Common ATM, and approximately $37.2 million of preferred stock is reserved for additional sales under our Preferred ATM as of April 27, 2016. We expect to use our ATM programs as a source of liquidity for 2016.

Debt Capital

As of March 31, 2016, we had mortgage notes payable in the aggregate principal amount of $455.3 million, collateralized by a total of 75 properties with a remaining weighted average maturity of 6.3 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2016 was 4.9%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $69.7 million payable during the remainder of 2016 and $53.5 million payable during 2017. The 2016 principal amounts payable include both amortizing principal payments and five balloon principal payments due throughout 2016. We anticipate being able to refinance our mortgages that come due during 2016 with a combination of new mortgage debt and the issuance of additional equity securities.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2016, was $8.8 million, as compared to net cash provided by operating activities of $8.9 million for the three months ended March 31, 2015. This decrease was primarily a result of an increase in leasing commissions paid, coupled with an increase in operating expenses on vacant properties partially offset by an increase in rental receipts from acquisitions completed subsequent to March 31, 2015. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit and Term Loan Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2016, was $5.8 million, which primarily consisted of the repayment of our mortgage loan coupled with receipts from lenders for funds held in escrow, partially offset by tenant improvements performed at certain of our properties as compared to net cash used in investing activities during the three months ended March 31, 2015, of $30.7 million, which primarily consisted of the acquisition of two properties, coupled with tenant improvements performed at certain of our properties.

Financing Activities

Net cash used by financing activities during the three months ended March 31, 2016, was $14.7 million, which primarily consisted of distributions paid to our stockholders and principal repayments on mortgage notes payable, partially offset by issuance of mortgage notes payable coupled with proceeds from the sale of both common and preferred stock. Net cash provided by financing activities for the three months ended March 31, 2015, was $18.9 million, which primarily consisted of proceeds from the sale of common stock and issuance of mortgage notes payable, partially offset by distributions paid to our stockholders and principal repayments on mortgage notes payable.

Line of Credit

In August 2013, we procured our Line of Credit, with KeyBank (serving as a revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Line of Credit to $85.0 million and extended the maturity date one year through August 2018, with a one year extension option through August 2019. The interest rate on the revolving line of credit was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the two facilities was increased from $100.0 million to $150.0 million. We also added three new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Bank, Fifth Third Bank, US Bank and Huntington Bank. We were subject to payment of $0.5 million for the modification of the agreement.

In connection with the Line of Credit expansion discussed above, we added a $25.0 million five year Term Loan Facility, which matures in October 2020. The Term Loan Facility is subject to the same leverage tiers as the Line of Credit, however the interest rate at each leverage tier is five basis points lower. We have the option to repay the Term Loan Facility in full, or in part, at any time without penalty or premium prior to the maturity date.

As of March 31, 2016, there was $68.1 million outstanding under our Line of Credit and Term Loan Facility at a weighted average interest rate of approximately 2.92% and $3.0 million outstanding under letters of credit at a weighted average interest rate of 2.5%. As of April 27, 2016, the maximum additional amount we could draw under the Line of Credit was $14.9 million. We were in compliance with all covenants under the Line of Credit and Term Loan Facility as of March 31, 2016.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$561,918	$127,424	$121,050	$82,723	$230,721
Interest on Debt Obligations (2)	108,289	23,322	34,477	25,434	25,056
Operating Lease Obligations (3)	7,149	459	928	932	4,830
Purchase Obligations (4)	2,571	2,385	186	—	—

Total	$679,927	$153,590	$156,641	$109,089	$260,607

(1)	Debt obligations represent borrowings under our Line of Credit, which represents $43.1 million of the debt obligation due in 2018, Term Loan Facility, which represents $25.0 million of the debt obligation due in 2020, mortgage notes payable that were outstanding as of March 31, 2016, and amounts due to the holders of our Series C Term Preferred Stock. This figure does not include $0.3 million of premiums and (discounts) net and $6.0 million of deferred financing costs net, which are reflected in mortgage notes payable on the consolidated balance sheet.
(2)	Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit and Term Loan Facility, mortgage notes payable and interest due to the holders of our Series C Term Preferred Stock. The balance and interest rate on our Line of Credit and Term Loan Facility is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of March 31, 2016.
(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, Springfield, Missouri, and Salt Lake City, Utah properties.
(4)	Purchase obligations consist of tenant and capital improvements at 13 of our properties. These items were recognized on our balance sheet as of March 31, 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

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

FFO available to common stockholders is FFO adjusted to subtract distributions made to holders of preferred stock and senior common stock. We believe that net income available to common stockholders is the most directly comparable GAAP measure to FFO available to common stockholders.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2016 and 2015, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2016	2015
Calculation of basic FFO per share of common stock

Net income	$853	$694
Less: Distributions attributable to preferred and senior common stock	(1,279)	(1,247)

Net loss attributable to common stockholders	$(426)	$(553)

Adjustments:
Add: Real estate depreciation and amortization	9,133	8,207
Add: Impairment charge	43	—

FFO available to common stockholders - basic	$8,750	$7,654

Weighted average common shares outstanding - basic	22,545,285	20,210,975

Basic FFO per weighted average share of common stock	$0.39	$0.38

Calculation of diluted FFO per share of common stock

Net income	$853	$694
Less: Distributions attributable to preferred and senior common stock	(1,279)	(1,247)

Net loss attributable to common stockholders	$(426)	$(553)

Adjustments:
Add: Real estate depreciation and amortization	9,133	8,207
Add: Impairment charge	43	—

Add: Income impact of assumed conversion of senior common stock	252	224 (1)

FFO available to common stockholders plus assumed conversions	$9,002	$7,878

Weighted average common shares outstanding - basic	22,545,285	20,210,975
Effect of convertible senior common stock	800,116	723,631

Weighted average common shares outstanding - diluted	23,345,402	20,934,606

Diluted FFO per weighted average share of common stock	$0.39	$0.38

Distributions declared per share of common stock	$0.375	$0.375

(1)	Diluted FFO available to common stockholders was not previously adjusted for the income impact of the assumed conversion of senior common stock, in accordance with ASC 260 (“Earnings per Share”). This adjustment has increased Diluted FFO available to common stockholders for the three months ended March 31, 2015 by $0.01 per share.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Line of Credit and Term Loan Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable. For details regarding our rate cap agreements see Note 7 – Mortgage Notes Payable and Line of Credit.

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2016, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of March 31, 2016. As of March 31, 2016, our effective average LIBOR was 0.43%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$1,214	$(1,214)
2% Increase to LIBOR	2,428	(2,428)
3% Increase to LIBOR	3,408	(3,408)

As of March 31, 2016, the fair value of our mortgage debt outstanding was $454.5 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at March 31, 2016, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $17.6 million and $18.9 million, respectively.

The amount outstanding under the Line of Credit and Term Loan Facility approximates fair value as of March 31, 2016, as the debt is variable rate.

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

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed by us with the U.S. Securities and Exchange Commission on February 17, 2016. There are no material changes to risks associated with our business or investment in our securities from those previously set forth in the reports described above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

3.3	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.4	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

4.1	Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4	Form of Certificate for 7.125% Series C Cumulative Term Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-A12B (File No. 001-33097), filed January 31, 2012.

10.1	Gladstone Commercial Limited Partnership Amended Schedule 4.2(a)(1) to First Amended and Restated Agreement of Limited Partnership Designation of 7.75% Series A Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

10.2	Gladstone Commercial Limited Partnership Amended Schedule 4.2(a)(2) to First Amended and Restated Agreement of Limited Partnership Designation of 7.50% Series B Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

10.3	Controlled Equity OfferingSM Sales Agreement, dated February 22, 2016, by and among the Registrant, Gladstone Commercial Limited Partnership and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

10.4	Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement, dated February 22, 2016, by and among the Registrant, Gladstone Commercial Limited Partnership and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date: April 27, 2016	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer

Date: April 27, 2016	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors