Form 10-Q
period 2016-06-30
GLADSTONE COMMERCIAL CORP
filed 2016-07-25
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of July 25, 2016 was 22,583,722.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2016

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Real estate, at cost	$790,232	$780,377
Less: accumulated depreciation	122,827	112,243
Total real estate, net	667,405	668,134
Lease intangibles, net	101,683	104,914
Real estate and related assets held for sale, net	3,820	1,077
Mortgage note receivable	—	5,900
Cash and cash equivalents	3,993	5,152
Restricted cash	3,902	4,205
Funds held in escrow	5,922	7,534
Deferred rent receivable, net	28,909	27,443
Other assets	2,651	2,825
TOTAL ASSETS	$818,285	$827,184
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable, net	$441,604	$455,863
Borrowings under line of credit, net	60,229	44,591
Borrowings under term loan facility, net	24,887	24,878
Series C mandatorily redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 1,700,000 shares authorized; and 540,000 and 1,540,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	13,424	38,100
Deferred rent liability, net	8,964	9,657
Asset retirement obligation	3,645	3,674
Accounts payable and accrued expenses	3,681	6,388
Liabilities related to assets held for sale	357	868
Due to Adviser and Administrator (1)	1,884	1,858
Other liabilities	7,523	7,436
TOTAL LIABILITIES	$566,198	$593,313
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 6,000,000 shares authorized; and 1,063,705 shares issued and outstanding at June 30, 2016 (3)	$25,532	$—
TOTAL MEZZANINE EQUITY	$25,532	$—
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 5,350,000 and 2,300,000 shares authorized and 2,264,000 and 2,150,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	$2	$2
Senior common stock, par value $0.001 per share; 4,450,000 and 7,500,000 shares authorized and 959,552 and 972,214 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1	1
Common stock, par value $0.001 per share, 32,500,000 and 38,500,000 shares authorized and 22,983,604 and 22,485,607 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	23	22
Additional paid in capital	429,608	418,897
Distributions in excess of accumulated earnings	(203,079)	(185,051)
TOTAL STOCKHOLDERS' EQUITY	226,555	233,871
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$818,285	$827,184

(1)	Refer to Note 2 "Related-Party Transactions"

(2)	Refer to Note 9 “Commitments and Contingencies”

(3)	Refer to Note 10 “Stockholders' Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Operating revenues
Rental revenue	$20,890	$20,012	$41,547	$39,300
Tenant recovery revenue	357	394	842	718
Interest income from mortgage note receivable	—	282	385	549
Total operating revenues	21,247	20,688	42,774	40,567
Operating expenses
Depreciation and amortization	9,205	8,947	18,338	17,154
Property operating expenses	1,434	1,178	3,045	2,139
Acquisition related expenses	117	255	126	451
Base management fee (1)	856	866	1,717	1,717
Incentive fee (1)	655	1,760	1,273	3,433
Administration fee (1)	370	366	775	728
General and administrative	609	539	1,184	1,229
Impairment charge	187	—	230	—
Total operating expenses before credit to incentive fee	13,433	13,911	26,688	26,851
Credit to incentive fee (1)	—	(1,316)	—	(2,500)
Total operating expenses	13,433	12,595	26,688	24,351
Other (expense) income
Interest expense	(6,579)	(6,999)	(13,310)	(13,770)
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)	(1,372)	(1,372)
Other income	334	23	334	51
Total other expense	(6,931)	(7,662)	(14,348)	(15,091)
Net income	883	431	1,738	1,125
Distributions attributable to Series A, B and D preferred stock	(1,263)	(1,023)	(2,290)	(2,047)
Distributions attributable to senior common stock	(251)	(261)	(504)	(485)
Net loss attributable to common stockholders	$(631)	$(853)	$(1,056)	$(1,407)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.03)	$(0.04)	$(0.05)	$(0.07)
Weighted average shares of common stock outstanding
Basic	22,684,391	20,833,787	22,614,838	20,524,101
Diluted	22,684,391	20,833,787	22,614,838	20,524,101
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52
Weighted average shares of senior common stock outstanding - basic	959,552	995,852	961,794	928,323

(1)	Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,738	$1,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,338	17,154
Impairment charge	230	—
Amortization of deferred financing costs	1,090	878
Amortization of deferred rent asset and liability, net	(215)	(270)
Amortization of discount and premium on assumed debt	(116)	(154)
Asset retirement obligation expense	73	76
Decrease (increase) in other assets	196	(538)
Increase in deferred rent receivable	(1,959)	(1,843)
(Decrease) increase in accounts payable, accrued expenses, and amount due Adviser and Administrator	(655)	1,021
Decrease in other liabilities	(402)	(683)
Leasing commissions paid	(486)	(291)
Net cash provided by operating activities	17,832	16,475
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(17,000)	(58,248)
Improvements of existing real estate	(2,654)	(3,072)
Proceeds from sale of real estate	200	—
Issuance of mortgage note receivable	—	(300)
Collection of mortgage note receivable	5,900	—
Receipts from lenders for funds held in escrow	2,719	642
Payments to lenders for funds held in escrow	(1,107)	(1,924)
Receipts from tenants for reserves	1,840	2,037
Payments to tenants from reserves	(1,505)	(1,308)
Decrease (increase) in restricted cash	303	(800)
Deposits on future acquisitions	(500)	(1,600)
Deposits applied against acquisition of real estate investments	500	1,400
Net cash used in investing activities	(11,304)	(63,173)
Cash flows from financing activities:
Proceeds from issuance of equity	37,669	30,363
Offering costs paid	(1,247)	(742)
Retirement of senior common stock	(178)	—
Redemption of Series C mandatorily redeemable preferred stock	(25,000)	—
Borrowings under mortgage notes payable	37,905	51,819
Payments for deferred financing costs	(690)	(883)
Principal repayments on mortgage notes payable	(51,977)	(23,625)
Principal repayments on employee notes receivable	—	375
Borrowings from line of credit	71,000	56,400
Repayments on line of credit	(55,500)	(54,500)
Increase in security deposits	97	108
Distributions paid for common, senior common and preferred stock	(19,766)	(17,919)
Net cash (used in) provided by financing activities	(7,687)	41,396
Net decrease in cash and cash equivalents	$(1,159)	$(5,302)
Cash and cash equivalents, beginning of period	$5,152	$8,599
Cash and cash equivalents, end of period	$3,993	$3,297
NON-CASH INVESTING AND FINANCING INFORMATION
Increase in asset retirement obligation assumed in acquisition	$—	$56
Senior common dividend issued in the dividend reinvestment program	$—	$52
Capital improvements included in accounts payable and accrued expenses	$2,461	$2,922
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
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission on February 17, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies during the six months ended June 30, 2016; however we issued mezzanine equity during the six months ended June 30, 2016, which is further described in Note 10.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”), The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to minimally impact our consolidated financial statements as we currently have four operating ground lease arrangements for which we are the lessee. We also expect our legal expense to increase as the new standard requires us to expense indirect leasing costs that were previously capitalized to leasing commissions. ASC 2016-02 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. ASU 2015-03 was effective for annual periods beginning after December 15, 2015. We have adopted the provisions of ASU 2015-03 for the six months ended June 30, 2016. We had unamortized deferred financing fees of $5.7 million and $6.1 million as of June 30, 2016 and December 31, 2015, respectively. These costs have been reclassified from deferred financing costs, net, to mortgage notes payable, net, borrowings under line of credit, net, borrowings under term loan facility, net, and Series C mandatorily redeemable preferred stock, net. All periods presented have been retrospectively adjusted.
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

2. Related-Party Transactions
Gladstone Management and Gladstone Administration
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president. We have an advisory agreement with our Adviser, and an administration agreement with our Administrator, or the Administration Agreement. The services and fees under the advisory agreement and Administration Agreement are described below. At June 30, 2016 and December 31, 2015, $1.9 million and $1.9 million, respectively, was collectively due to our Adviser and Administrator.

Base Management Fee
On July 24, 2015, we entered into a second amended and restated advisory agreement, or the Second Amended Advisory Agreement, with the Adviser. Our entrance into the agreement was approved unanimously by our Board of Directors, including separate and unanimous approval by the independent directors on our Board of Directors. Our Board of Directors generally reviews and considers approving or renewing the agreement with our Adviser each July.
Pursuant to the terms of the Second Amended Advisory Agreement, effective July 1, 2015, the calculation of the annual base management fee equals 1.5% of our adjusted total stockholders’ equity, which is our total stockholders’ equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee). The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure. On July 12, 2016, we entered into a third amended and restated advisory agreement, to amend the definition of our adjusted total stockholders' equity to include total mezzanine equity. The amendment is effective as of July 1, 2016.
Prior to entering into the Second Amended Advisory Agreement on July 24, 2015, our then-existing advisory agreement with the Adviser, or the Former Advisory Agreement, provided for an annual base management fee equal to 2.0% of our common stockholders’ equity, which was our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses, or other items that did not affect realized net income (including impairment charges).
For the three and six months ended June 30, 2016, we recorded a base management fee of $0.9 million and $1.7 million, respectively, and for the three and six months ended June 30, 2015, we recorded a base management fee of $0.9 million and $1.7 million, respectively.
Incentive Fee
Under the Second Amended Advisory Agreement, effective July 1, 2015, the calculation of the incentive fee was revised to reward the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the new hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO is defined as GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.
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

For the three and six months ended June 30, 2016, we recorded an incentive fee of $0.7 million and $1.3 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.0 million and $0.0 million, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2016, of $0.7 million and $1.3 million, respectively. For the three and six months ended June 30, 2015, we recorded an incentive fee of $1.8 million and $3.4 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $1.3 million and $2.5 million, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2015, of $0.5 million and $0.9 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the three and six months covering January 1, 2015 through June 30, 2015 in order to support the current level of distributions to our stockholders. The Adviser did not waive any portion of the incentive fee for the three and six months ended June 30, 2016. Waivers cannot be recouped by the Adviser in the future.

On July 12, 2016, we amended and restated our existing advisory agreement with our Adviser by entering into a third amended adn restated advisory agreement, to redefine the definition of adjusted stockholders' equity, to include total mezzanine equity, in the calculation of both the base management and incentive fee. All other provisions remained unchanged. The revision was effective as of July 1, 2016.
Capital Gain Fee
Under the Second Amended Advisory Agreement, effective July 1, 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2016 or 2015.
Termination Fee
The Second Amended Advisory Agreement includes a termination fee whereby, in the event of our termination of the agreement without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the agreement after the Company has defaulted and applicable cure periods have expired. The agreement may also be terminated for cause by us (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions of the agreement, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses in performing services to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Our allocable portion of the Administrator’s expenses is derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the three and six months ended June 30, 2016, we recorded an administration fee of $0.4 million and $0.8 million, respectively, and for the three and six months ended June 30, 2015, we recorded an administration fee of $0.4 million and $0.7 million, respectively. Our Board of Directors generally reviews and considers approving or renewing the agreement with our Administrator each July.
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

Dealer Manager Agreement
In connection with the offering of our Senior Common Stock (see footnote 10, “Stockholders’ Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager Agreement terminated according to its terms on March 28, 2015, requiring us to write-off $0.1 million of deferred offering costs to general and administrative expense. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities was entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. In addition, we agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.3 million of payments during the six months ended June 30, 2015, to Gladstone Securities pursuant to this agreement.

Mortgage Financing Arrangement Agreement
We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million and $0.1 million during the three and six months ended June 30, 2016, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.35% and 0.39% of total mortgages secured. We paid financing fees to Gladstone Securities of $0.1 million and $0.2 millions during the three and six months ended June 30, 2015, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.3% of total mortgages secured in each period. Our Board of Directors renewed the agreement for an additional year, through August 31, 2017, at its July 2016 meeting.
3. Loss per Share of Common Stock
The following tables set forth the computation of basic and diluted loss per share of common stock for the three and six months ended June 30, 2016 and 2015, respectively. We computed basic loss per share for the three and six months ended June 30, 2016 and 2015, respectively, using the weighted average number of shares outstanding during the periods. Diluted loss per share for the three and six months ended June 30, 2016 and 2015, reflects additional shares of common stock related to our convertible senior common stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(631)	$(853)	$(1,056)	$(1,407)
Denominator for basic weighted average shares of common stock	22,684,391	20,833,787	22,614,838	20,524,101
Basic loss per share of common stock	$(0.03)	$(0.04)	$(0.05)	$(0.07)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(631)	$(853)	$(1,056)	$(1,407)
Net loss attributable to common stockholders plus assumed conversions (1)	$(631)	$(853)	$(1,056)	$(1,407)
Denominator for basic weighted average shares of common stock	22,684,391	20,833,787	22,614,838	20,524,101
Effect of convertible senior common stock (1)	—	—	—	—
Denominator for diluted weighted average shares of common stock (1)	22,684,391	20,833,787	22,614,838	20,524,101
Diluted loss per share of common stock	$(0.03)	$(0.04)	$(0.05)	$(0.07)

(1)
We excluded 800,116 shares of convertible senior common stock from the calculation of diluted earnings per share for the three and six months ended June 30, 2016, respectively, because it was anti-dilutive. We also excluded 830,600 shares and 775,002 shares of convertible senior common stock from the calculation of diluted earnings per share for the three and six months ended June 30, 2015, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of our investments in real estate as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	(1)	December 31, 2015	(2)
Real estate:
Land	$99,780		$97,117
Building	641,266		635,728
Tenant improvements	49,186		47,532
Accumulated depreciation	(122,827)		(112,243)
Real estate, net	$667,405		$668,134

(1)	Does not include real estate held for sale as of June 30, 2016.

(2)	Does not include real estate held for sale as of December 31, 2015.
Real estate depreciation expense on building and tenant improvements was $5.9 million and $11.8 million for the three and six months ended June 30, 2016, respectively, and $5.5 million and $10.7 million for the three and six months ended June 30, 2015, respectively.

2016 Real Estate Activity

During the six months ended June 30, 2016, we acquired one property, which is summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage (unaudited)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized GAAP Rent	Debt Issued
Salt Lake City, UT	5/26/2016	107,062	6 Years	2 (3 Years and 2 Years)	$17,000	$109	$1,393	$9,900

In accordance with Accounting Standards Codification, or ASC, 805, "Business Combinations," we determined the fair value of the acquired assets related to the one property acquired during the six months ended June 30, 2016 as follows (dollars in thousands):

Location	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Below Market Leases	Total Purchase Price
Salt Lake City, UT	$3,008	$8,973	$1,685	$1,352	$337	$1,675	$(30)	$17,000

Below is a summary of the total revenue and earnings recognized on the one property acquired during the six months ended June 30, 2016 (dollars in thousands):

		For the three months ended June 30,		For the six months ended June 30,
		2016		2016
Location	Acquisition Date	Rental Revenue	Earnings (1)	Rental Revenue	Earnings (1)
Salt Lake City, UT	5/26/2016	$139	$35	$139	$35

(1)	Earnings is calculated as net income exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Pro Forma
The following table reflects pro-forma consolidated statements of operations as if the properties acquired during the six months ended June 30, 2016 and the twelve months ended December 31, 2015, respectively, were acquired as of January 1, 2015. The pro-forma earnings for the six months ended June 30, 2016 and 2015 were adjusted to assume that the acquisition-related costs were incurred as of the previous period (dollars in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
Operating Data:
Total operating revenue	$21,465	$21,955	$43,349	$43,420
Total operating expenses	(13,485)	(13,382)	(27,005)	(26,037)
Other expenses	(7,004)	(8,024)	(14,540)	(15,993)
Net income	976	549	1,804	1,390
Dividends attributable to preferred and senior common stock	(1,514)	(1,284)	(2,794)	(2,532)
Net loss attributable to common stockholders	$(538)	$(735)	$(990)	$(1,142)
Share and Per Share Data:
Basic and diluted loss per share of common stock - pro forma	$(0.02)	$(0.04)	$(0.04)	$(0.06)
Basic and diluted loss per share of common stock - actual	$(0.03)	$(0.04)	$(0.05)	$(0.07)
Weighted average shares outstanding-basic and diluted	22,684,391	20,833,787	22,614,838	20,524,101
Significant Real Estate Activity on Existing Assets
During the six months ended June 30, 2016, we executed leases on three properties, which are summarized below (dollars in thousands):

Location	Lease Commencement Date	Square Footage (unaudited)		Lease Term	Renewal Options	Annualized GAAP Rent	Tenant Improvement	Leasing Commissions
Maple Heights, OH	6/1/2016	40,606	(1)	5.2 Years	2 (3 year)	$109	$—	$34
Bolingbrook, IL	7/1/2016	13,816	(2)	7.2 Years	1 (5 year)	70	69	28
Burnsville, MN	12/1/2016	12,663	(3)	5.3 Years	1 (5 year)	143	—	104

(1)	Tenant's lease is for 11.7% of the building. The building is now 92.8% leased.

(2)	Tenant’s lease is for 24.9% of the building. The building is now 62.7% leased.

(3)	Tenant's lease is for 11.0% of the building. The building is now 80.4% leased.
On May 31, 2016, we reached a legal settlement with the previous tenant at our currently vacant Newburyport, Massachusetts property to compensate us for deferred capital obligations and repairs they were required to perform during their tenancy. We recognized $0.3 million, recorded in other income on the condensed consolidated statement of operations, related to reimbursed deferred capital obligations, and received $0.9 million as a reimbursement of repairs incurred during the three and six months ended June 30, 2016 in connection with the legal settlement received.

2015 Real Estate Activity
Investment Activity
During the six months ended June 30, 2015, we acquired four properties, which are summarized below (dollars in thousands):

Location		Acquisition Date	Square Footage (unaudited)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized GAAP Rent	Debt Issued
Richardson, TX	(1)	3/6/2015	155,984	9.5 Years	2 (5 years each)	$24,700	$112	$2,708	$14,573
Birmingham, AL		3/20/2015	30,850	8.5 Years	1 (5 years)	3,648	76	333	N/A
Columbus, OH		5/28/2015	78,033	15.0 Years	2 (5 years each)	7,700	72	637	4,466
Salt Lake City, UT	(1)	5/29/2015	86,409	6.5 Years	1 (5 years)	22,200	144	2,411	13,000
Total			351,276			$58,248	$404	$6,089	$32,039

(1)	The tenant occupying this property is subject to a gross lease.

In accordance with ASC 805, we determined the fair value of the acquired assets and assumed liabilities related to the four properties acquired during the six months ended June 30, 2015, as follows (dollars in thousands):

Location	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Total Purchase Price
Richardson, TX	$2,728	$12,591	$2,781	$2,060	$1,804	$1,929	$807	$—	$24,700
Birmingham, AL	650	1,683	351	458	146	360	—	—	3,648
Columbus, OH	1,338	3,511	1,547	1,144	672	567	—	(1,079)	7,700
Salt Lake City, UT	3,248	11,861	1,268	2,396	981	1,678	821	(53)	22,200
	$7,964	$29,646	$5,947	$6,058	$3,603	$4,534	$1,628	$(1,132)	$58,248
Below is a summary of the total revenue and earnings recognized on the four properties acquired during the three and six months ended June 30, 2015 (dollars in thousands):

		For the three months ended June 30,		For the six months ended June 30,
		2015		2015
Location	Acquisition Date	Rental Revenue	Earnings (1)	Rental Revenue	Earnings (1)
Richardson, TX	3/6/2015	$657	$90	$839	$328
Birmingham, AL	3/20/2015	83	(22)	94	106
Columbus, OH	5/28/2015	67	149	67	149
Salt Lake City, UT	5/29/2015	207	278	207	278
		$1,014	$495	$1,207	$861

(1)	Earnings is calculated as net income (loss) exclusive of both interest expense and acquisition related costs that are required to be expensed under ASC 805.

Leasing Activity
During the six months ended June 30, 2015, we amended six of our leases, which are summarized below (dollars in thousands):

Location	New Lease Effective Date	Square Footage (unaudited)		New Lease Term	Renewal Options	Annualized GAAP Rent	Tenant Improvement	Leasing Commissions
Indianapolis, IN	1/1/2015	3,546		8.3 Years	N/A	$64	$64	$28
Indianapolis, IN	2/1/2015	8,275		3.0 Years	N/A	124	—	—
Raleigh, NC	2/1/2015	58,926		5.5 Years	2 (5 year)	711	—	144
Raleigh, NC	2/1/2015	21,300	(1)	5.5 Years	2 (5 year)	239	100	32
Columbus, OH	12/1/2016	9,484	(2)	7.1 Years	N/A	1,246	142	29
Raleigh, NC	8/1/2015	86,886	(3)	12.4 Years	2 (5 year)	534	800	398
		188,417				$2,918	$1,106	$631

(1)	Tenant’s lease is for 18.3% of the building. The building is now 93.2% leased.

(2)	The anchor tenant currently occupying 92.0% of the building will expand into the remaining space, currently occupied by another tenant through November 30, 2016.

(3)	Tenant's lease is for 74.8% of the building. The building is now 93.2% leased.

Intangible Assets
The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of June 30, 2016 and December 31, 2015 respectively (in thousands):

	June 30, 2016		(1)	December 31, 2015		(2)
	Lease Intangibles	Accumulated Amortization		Lease Intangibles	Accumulated Amortization
In-place leases	$67,217	$(25,428)		$66,244	$(22,679)
Leasing costs	44,791	(16,748)		44,360	(14,774)
Customer relationships	48,099	(16,248)		46,485	(14,722)
	$160,107	$(58,424)		$157,089	$(52,175)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion		Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$10,232	$(7,053)		$10,176	$(6,818)
Below market leases and deferred revenue	(17,302)	8,338		(17,951)	8,294
	$(7,070)	$1,285		$(7,775)	$1,476

(1)	Does not include real estate held for sale as of June 30, 2016.

(2)	Does not include real estate held for sale as of December 31, 2015.
Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.3 million and $6.6 million for the three and six months ended June 30, 2016, respectively, and $3.5 million and $6.4 million for the three and six months ended June 30, 2015, respectively, and is included in depreciation and amortization expense in the condensed consolidated statement of operations.
Total amortization related to above-market lease values was $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, and is included in rental income in the condensed consolidated statement of operations. Total amortization related to below-market lease values was $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2015, respectively, and is included in rental income in the condensed consolidated statement of operations.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2016 and 2015, respectively, were as follows:

Intangible Assets & Liabilities	2016	2015
In-place leases	6.1	10.9
Leasing costs	6.1	10.9
Customer relationships	9.1	15.6
Above market leases	0	18.9
Below market leases	6.1	12.4
All intangible assets & liabilities	6.9	12.5

5. Real Estate Dispositions, Held for Sale, and Impairment Charges
Real Estate Dispositions
On May 16, 2016, we completed the sale of our Dayton, Ohio property for $0.2 million. There was no gain or loss recognized on this sale. We considered this office asset to be non-core to our long term strategy, and we re-deployed the proceeds to pay down outstanding debt.
The table below summarizes the components of operating income from the real estate and related assets disposed of for the Dayton, Ohio property during the three and six months ended June 30, 2016, and 2015, respectively (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016		2015
Operating revenue	$1	$106	$45		$215
Operating expense	50	50	103		105
Other expense	—	(25)	(43)	(1)	(49)
(Loss) income from real estate and related assets sold	$(49)	$31	$(101)		$61

(1)	Includes $0.04 million impairment charge on our Dayton, Ohio property.

Real Estate Held for Sale
As of June 30, 2016, we classified one property located in Rock Falls, Illinois, two properties located in Angola, Indiana and one property located in Montgomery, Alabama, as held for sale under the provisions of ASC 360-10, “Property, Plant, and Equipment,” which requires that the assets and liabilities of any such properties, be presented separately in our condensed consolidated balance sheet in the current period presented. We consider these industrial assets to be non-core to our long term strategy. We have executed sales agreements for each of these properties and anticipate completing these sales during third quarter 2016.

The table below summarizes the components of income from real estate and related assets held for sale (dollars in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2016		2015	2016		2015
Operating revenue	$119		$212	$242		$424
Operating expense	29		65	57		131
Other expense	(200)	(1)	(33)	(232)	(1)	(65)
(Loss) income from real estate and related assets held for sale	$(110)		$114	$(47)		$228

(1)	Includes $0.2 million impairment charge on our four properties held for sale.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheet (dollars in thousands):

June 30, 2016
ASSETS HELD FOR SALE
Real estate, at cost	$4,593
Less: accumulated depreciation	1,187
Total real estate held for sale, net	3,406
Lease intangibles, net	153
Deferred rent receivable, net	259
Other assets	2
TOTAL ASSETS HELD FOR SALE	$3,820
LIABILITIES HELD FOR SALE
Deferred rent liability, net	$274
Asset retirement obligation	83
Other liabilities	—
TOTAL LIABILITIES HELD FOR SALE	$357
Impairment Charge
We performed an evaluation and analysis on our portfolio and determined that our Dayton, Ohio property was impaired during the three months ended March 31, 2016 by an additional $0.04 million. We sold this property for $0.2 million in May 2016, and did not recognize any gain or loss on the sale. This property was previously impaired by $0.6 million during fiscal year 2015.
We also recorded impairment charges of $0.2 million on our four properties classified as held for sale as of June 30, 2016.
The fair values for the above properties were calculated using Level 3 inputs which include an executed purchase and sale agreement and estimated selling costs.
No other impairment was recognized on our portfolio during both the three and six months ended June 30, 2016 and June 30, 2015, respectively.
6. Mortgage Note Receivable
On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Subsequently, on April 14, 2015, we closed an additional $0.3 million interim financing loan for the development of the Phoenix, Arizona property. Construction was completed in July 2015 and we earned 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we were granted a right of first offer to purchase the property at fair value. We elected not to purchase the property, and received an exit fee upon maturity of the loan in an amount sufficient for us to earn an internal rate of return of 22% on the second mortgage development loan, inclusive of interest earned. We recognized $0.4 million in both cash interest income and exit fee revenue during the six months ended June 30, 2016. We recognized $0.3 million and $0.5 million, respectively, in both cash interest income and exit fee revenue during the three and six months ended June 30, 2015, respectively. The principal balance of the loans and all associated interest and exit fee revenue was received in January 2016. We currently have no mortgage notes receivable outstanding.

7. Mortgage Notes Payable, Line of Credit and Term Loan Facility
Our mortgage notes payable and line of credit as of June 30, 2016 and December 31, 2015 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	June 30, 2016		June 30, 2016	December 31, 2015	June 30, 2016	(4)	June 30, 2016
Mortgage and Other Secured Loans:
Fixed rate mortgage loans	56		$385,760	$427,334	(1)		(2)
Variable rate mortgage loans	16		60,546	33,044	(3)		(2)
Premiums and discounts (net)	-		277	392	N/A		N/A
Deferred financing costs, mortgage loans (net)	-		(4,979)	(4,907)	N/A		N/A
Total Mortgage Notes Payable	72		$441,604	$455,863	(5)
Variable rate Line of Credit	24	(6)	60,800	45,300	LIBOR + 2.50%		8/7/2018
Deferred financing costs, line of credit (net)	-		(571)	(709)	N/A		N/A
Total Line of Credit	24		$60,229	$44,591
Variable rate Term Loan Facility	-		25,000	25,000	LIBOR + 2.45%		10/5/2020
Deferred financing costs, term loan facility (net)	-		(113)	(122)	N/A		N/A
Total Term Loan Facility	N/A		$24,887	$24,878
Total Mortgage Notes Payable, Line of Credit and Term Loan Facility	96		$526,720	$525,332

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.75% to 6.63%.

(2)	We have 42 mortgage notes payable with maturity dates ranging from 12/1/2016 through 7/1/2045.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.15% to one month LIBOR + 2.75%. At June 30, 2016, one month LIBOR was approximately 0.47%.

(4)	The weighted average interest rate on all debt outstanding at June 30, 2016, was approximately 4.47%.

(5)	The weighted average interest rate on the mortgage notes outstanding at June 30, 2016, was approximately 4.77%.

(6)	The amount we may draw under our line of credit and term loan facility is based on a percentage of the fair value of a combined pool of 24 unencumbered properties as of June 30, 2016.
N/A - Not Applicable
Mortgage Notes Payable
As of June 30, 2016, we had 42 mortgage notes payable, collateralized by a total of 72 properties with a net book value of $626.7 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. Gladstone Commercial Corporation has full recourse for $3.4 million of the mortgages notes payable outstanding, or 0.8%. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the six months ended June 30, 2016, we repaid 5 mortgages, collateralized by 11 properties and issued 3 long-term mortgages, collateralized by 8 properties, which are summarized below (dollars in thousands):

Date of Issuance/Repayment	Issuing Bank	Debt Issued	Interest Rate		Maturity Date	Principal Balance Repaid	Previous Interest Rate
3/1/2016	First Niagara Bank	$18,475	LIBOR + 2.35%	(1)	3/1/2023	$21,197	6.14%
4/22/2016	Great Southern Bank	9,530	LIBOR + 2.75%	(2)	4/22/2019	3,667	6.25%
4/28/2016	N/A	N/A	N/A	(3)	N/A	22,510	6.34%
5/26/2016	Prudential	9,900	4.684%	(4)	6/1/2026	N/A	N/A

(1)
We refinanced maturing debt on our Chalfont, Pennsylvania, Big Flats, New York and Franklin and Eatontown, New Jersey properties, which was originally set to mature during second quarter 2016. We entered into an interest rate cap agreement with First Niagara Bank, which caps LIBOR at 3% through March 1, 2019.

(2)
We refinanced maturing debt on our Coppell, Texas property, which was originally set to mature during second quarter 2016. We pooled the new mortgage debt with unencumbered properties located in Allen and Colleyville, Texas. We entered into an interest rate cap agreement with Great Southern Bank, which caps LIBOR at 2.5% through April 22, 2019.

(3)
We repaid our $10.7 million mortgage on our Springfield, Missouri property that was originally set to mature on July 1, 2016, and we repaid our $11.8 million mortgage on our Wichita, Kansas, Clintonville, Wisconsin, Angola, Indiana and Rock Falls, Illinois properties that was originally set to mature on May 5, 2016. We repaid both mortgages using existing cash on hand and borrowings from our line of credit.

(4)	We borrowed $9.9 million to acquire the property acquired in Salt Lake City, UT on May 26, 2016.
We made payments of $0.3 million and $0.7 million for deferred financing costs during the three and six months ended June 30, 2016, respectively, and payments of $0.4 million and $0.9 million during the three and six months ended June 30, 2015, respectively.

Scheduled principal payments of mortgage notes payable for the remainder of 2016, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Six Months Ending December 31, 2016	$25,303
2017	70,115
2018	42,027
2019	45,463
2020	11,910
2021	24,121
Thereafter	227,367
Total	$446,306	(1)

(1) This figure does not include $0.3 million of premiums and (discounts) net and $5.7 million of deferred financing costs net, which are reflected in mortgage notes payable on the consolidated balance sheet.

Interest Rate Cap
We have entered into interest rate cap agreements that cap the interest rate on certain of our notes payable when one-month LIBOR is in excess of 3.0%. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2016 and December 31, 2015, our interest rate cap agreements were valued using Level 2 inputs.
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

				As of June 30, 2016		As of December 31, 2015
Interest Rate Cap	LIBOR Cap	Maturity Date	Cost	Notional Amount	Fair Value	Notional Amount	Fair Value
Nov-13	3.00%	Dec-16	$31	$8,200	$—	$8,200	$—
Jul-15	3.00%	Jul-18	68	20,874	—	21,204	14
Dec-15	3.00%	Dec-20	52	3,596	6	3,640	26
Mar-16	3.00%	Mar-19	33	18,367	3	—	—
Apr-16	2.50%	Apr-19	27	9,508	2	—	—
			$211	$60,545	$11	$33,044	$40
The fair value of all mortgage notes payable outstanding as of June 30, 2016 was $454.1 million, as compared to the carrying value stated above, inclusive of premiums, discounts and deferred financing costs, of $441.6 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Line of Credit and Term Loan Facility
In August 2013, we procured a senior unsecured revolving credit facility, or the Line of Credit, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent). On October 5, 2015, we expanded our Line of Credit to $85.0 million, extended the maturity date one-year through August 2018, with a one year extension option through August 2019 and entered into a Term Loan Facility (discussed below). The interest rate on the Line of Credit was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the two facilities, including the Line of Credit and Term Loan Facility, was increased from $100.0 million to $150.0 million. We also added three new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Bank, Fifth Third Bank, US Bank and Huntington Bank. We were subject to payment of $0.5 million for the modification of the agreement.
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
As of June 30, 2016, there was $85.8 million outstanding under our Line of Credit and Term Loan Facility at a weighted average interest rate of approximately 2.95% and $2.5 million outstanding under letters of credit at a weighted average interest rate of 2.5%. As of June 30, 2016, the maximum additional amount we could draw under the Line of Credit was $8.6 million. We were in compliance with all covenants under the Line of Credit and Term Loan Facility as of June 30, 2016.
The amount outstanding under the Line of Credit and Term Loan Facility approximates fair value as of June 30, 2016, as the debt is variable rate.

8. Mandatorily Redeemable Preferred Stock
In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share, or the Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million. The Term Preferred Stock is traded under the ticker symbol GOODN on the NASDAQ Global Select Market, or the NASDAQ. The Term Preferred Stock is not convertible into our common stock or any other security of ours. As of January 31, 2016, we may redeem the shares at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to and including the date of redemption. The shares of the Term Preferred Stock have a mandatory redemption date of January 31, 2017. We incurred $1.8 million in total offering costs related to these transactions, which have been recorded net of the Series C mandatorily redeemable preferred stock on the condensed consolidated balance sheet and will be amortized over the redemption period, ending August 19, 2016, see Note 11 for further information regarding the redemption of the Term Preferred Stock.
The Term Preferred Stock is recorded as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the condensed consolidated statements of operations.
During June 2016, we partially redeemed $25.0 million of our Term Preferred Stock and accordingly wrote-off $0.1 million of unamortized offering costs, which were recorded to interest expense in our condensed consolidated statements of operations.
Subsequent to the second quarter, we sent notices of redemption for the remaining 540,000 shares outstanding of our Term Preferred Stock. We intend to redeem these shares on August 19, 2016 at a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends.
The fair value of our Term Preferred Stock as of June 30, 2016, was $13.6 million, as compared to the carrying value of $13.4 million, which includes $0.1 million of unamortized deferred financing costs. The fair value is calculated based on the closing share price as of June 30, 2016 of $25.20. The fair value was calculated using Level 1 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

9. Commitments and Contingencies
Ground Leases
We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of June 30, 2016, are as follows (dollars in thousands):

		For the year ended December 31,
Location	Lease End Date	2016	2017	2018	2019	2020	Thereafter
Tulsa, OK	Apr-21	$85	$169	$169	$169	$169	$85
Springfield, MA	Feb-30	43	89	90	90	90	884
Dartmouth, MA	May-36	87	174	174	174	174	3,126
Salt Lake City, UT	Nov-40	15	30	31	32	33	853
		$230	$462	$464	$465	$466	$4,948
Expenses recorded in connection to rental expense incurred for the properties listed above during both the three and six months ended June 30, 2016 and 2015 were $0.1 million and $0.2 million, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.
Letters of Credit
As of June 30, 2016, there was $2.5 million outstanding under letters of credit. These letters of credit are not reflected on our consolidated balance sheet.

10. Stockholders’ and Mezzanine Equity
Stockholders' Equity
The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2016 (dollars in thousands):

	Shares Issued and Retired
	Preferred Stock Series A and B	Common Stock	Senior Common Stock	Preferred Stock Series A and B	Senior Common Stock	Common Stock	Additional Paid in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2015	2,150,000	22,485,607	972,214	$2	$1	$22	$418,897	$(185,051)	$233,871
Issuance of preferred stock series A and B and common stock, net	114,000	497,997	—	—	—	1	10,889	—	10,890
Retirement of senior common stock	—	—	(12,662)	—	—	—	(178)	—	(178)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	(19,766)	(19,766)
Net income	—	—	—	—	—	—	—	1,738	1,738
Balance at June 30, 2016	2,264,000	22,983,604	959,552	$2	$1	$23	$429,608	$(203,079)	$226,555

Distributions
We paid the following distributions per share for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Common Stock	$0.375	$0.375	$0.750	$0.750
Senior Common Stock	0.2625	0.2625	0.5250	0.5250
Series A Preferred Stock	0.4843749	0.4843749	0.9687498	0.9687498
Series B Preferred Stock	0.4688	0.4688	0.9375	0.9375
Series C Preferred Stock	0.4453	0.4453	0.8906	0.8906
Series D Preferred Stock	0.1788	—	0.1788	—
Recent Activity
Common Stock ATM Program
We sold 65,000 shares of common stock, raising $0.9 million in net proceeds under our previous ATM Program with Cantor Fitzgerald & Co., or Cantor Fitzgerald. In February 2016, we amended our common ATM program, or the Amended Common ATM, with Cantor Fitzgerald. The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald, to $160.0 million. During the six months ended June 30, 2016, we sold 433,000 shares of common stock, raising $7.2 million in net proceeds under our Amended Common ATM. All other terms of the common ATM program remained unchanged. As of June 30, 2016, we had a remaining capacity to sell up to $151.8 million of common stock under the Amended Common ATM.

Preferred Stock ATM Programs
Series A and B Preferred Stock: In February 2016, we entered into an open market sales agreement, or the Series A and B Preferred ATM, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock, and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock, having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the six months ended June 30, 2016, we sold 114,000 shares of our Series B Cumulative Redeemable Preferred Stock for net proceeds of $2.8 million. As of June 30, 2016, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM.
Mezzanine Equity
Series D Preferred Stock: In May 2016, we entered into purchase agreements with certain institutional investors and broker dealers whereby we agreed to sell a total of 1,043,725 shares of our newly created 7.00% Series D Cumulative Redeemable Preferred Stock, or the Series D Preferred, par value $0.001 per share, with a liquidation preference of $25.00 per share, in a registered direct placement at a purchase price of $25.00 per share. Our total net proceeds from the offering, after deducting offering expenses, were $25.3 million. The proceeds from the Series D Preferred were used to redeem $25.0 million of our Term Preferred Stock. The Series D Preferred is classified as mezzanine equity in our condensed consolidated balance sheet because it is redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 "Distinguishing Liabilities from Equity," which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. We will periodically evaluate the likelihood that a change of control greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred presented in mezzanine equity to their redemption value , with the offset to gain(loss) on extinguishment. We currently believe the likelihood of a change of control greater than 50% is remote.
Series D Preferred Stock ATM: In June 2016, we entered into an open market sales agreement, or the Series D Preferred ATM, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our Series D Preferred, having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the six months ended June 30, 2016, we sold 20,000 shares of our Series D Preferred for net proceeds of $0.5 million. As of June 30, 2016, we had a remaining capacity to sell up to $49.5 million of Series D Preferred under the Series D Preferred ATM.
11. Subsequent Events
On July 12, 2016, our Board of Directors declared the following monthly distributions for the months of July, August and September:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series C Preferred Distributions per Share (1)	Series D Preferred Distributions per Share
July 22, 2016	August 2, 2016	$0.125	$0.1614583	$0.15625	$0.1484375	$0.1458333
August 22, 2016	August 31, 2016	0.125	0.1614583	0.15625	—	0.1458333
September 21, 2016	September 30, 2016	0.125	0.1614583	0.15625	—	0.1458333
Total		$0.375	$0.4843749	$0.46875	$0.1484375	$0.4374999

(1) On July 12, 2016, we sent notices of redemption for the remaining 540,000 shares outstanding of our Series C Preferred Stock. We intend to redeem these shares on August 19, 2016 at a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends.

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
July	August 5, 2016	$0.0875
August	September 8, 2016	0.0875
September	October 7, 2016	0.0875
Total		$0.2625

On July 12, 2016, we amended and restated our existing advisory agreement with our Adviser to redefine the definition of adjusted stockholders' equity, by entering into a third amended and restated advisory agreement, to include total mezzanine equity in the calculation of both the base management and incentive fee. All other provisions remained unchanged. The amended definition is effective as of July 1, 2016.

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
As of July 25, 2016:

•	we owned 99 properties totaling 11.1 million square feet in 24 states;

•	our occupancy rate was 98.5%;

•	the weighted average remaining term of our mortgage debt was 6.4 years and the weighted average interest rate was 4.77%; and

•	the average remaining lease term of the portfolio was 8.1 years.

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

From a more macro-economic perspective, the strength of the global economy and U.S. economy in particular continue to be uncertain with increased volatility due to the recent vote in the United Kingdom to exit the European Union, the oversupply of energy worldwide and an apparent global economic slowdown. In addition, the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term as well as other geo-political issues has increased domestic and global instability. These developments could cause interest rates and borrowing costs to rise, which may adversely affect our ability to access both the equity and debt markets and could have an adverse effect on our tenants as well.
We continue to focus on re-leasing vacant space, renewing upcoming lease maturities and acquiring additional properties. Currently, we only have one fully vacant building, which is located in Newburyport, Massachusetts, and a total of five partially vacant buildings.
We have one expiring lease in 2016, which accounts for 0.1% of rental income recognized during the six months ended June 30, 2016, six expiring leases in 2017, which accounts for 2.3% of rental income recognized during the six months ended June 30, 2016 and three expiring leases in 2018, which accounts for 1.9% of rental income recognized during the six months ended June 30, 2016.
Our available vacant space at June 30, 2016 represents 1.5% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $0.9 million. We continue to actively seek new tenants for these properties.
Our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our line of credit, or the Line of Credit. While lenders’ credit standards have tightened, long-term mortgages are readily obtainable. We continue to look to regional banks and insurance companies, in addition to the collateralized mortgage backed securities market, or the CMBS market, to issue mortgages to finance our real estate activities.
In addition to obtaining funds through borrowing, we have been active in the equity markets during the six months ended June 30, 2016. We have issued shares of both common and preferred stock through our at-the-market programs, or ATM Programs, pursuant to our open market sale agreements with Cantor Fitzgerald, discussed in more detail below.

Recent Developments
2016 Investment Activity

During the six months ended June 30, 2016, we acquired one property, which is summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage (unaudited)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized GAAP Rent	Debt Issued
Salt Lake City, UT	5/26/2016	107,062	6 Years	2 (3 Years and 2 Years)	$17,000	$109	$1,393	$9,900

2016 Financing Activity
During the six months ended June 30, 2016, we repaid 5 mortgages, collateralized by 11 properties and issued 3 long-term mortgages, collateralized by 8 properties, which are summarized below (dollars in thousands):

Date of Issuance/Repayment	Issuing Bank	Debt Issued	Interest Rate		Maturity Date	Principal Balance Repaid	Previous Interest Rate
3/1/2016	First Niagara Bank	$18,475	LIBOR + 2.35%	(1)	3/1/2023	$21,197	6.14%
4/22/2016	Great Southern Bank	9,530	LIBOR + 2.75%	(2)	4/22/2019	3,667	6.25%
4/28/2016	N/A	N/A	N/A	(3)	N/A	22,510	6.34%
5/26/2016	Prudential	9,900	4.684%	(4)	6/1/2026	N/A	N/A

(1)
We refinanced maturing debt on our Chalfont, Pennsylvania, Corning, New York and Franklin and Eatontown, New Jersey properties, which was originally set to mature during second quarter 2016. We entered into an interest rate cap agreement with First Niagara Bank, which caps LIBOR at 3% through March 1, 2019.

(2)
We refinanced maturing debt on our Coppell, Texas property, which was originally set to mature during second quarter 2016. We pooled the new mortgage debt with unencumbered properties located in Allen and Colleyville, Texas. We entered into an interest rate cap agreement with Great Southern Bank, which caps LIBOR at 2.5% through April 22, 2019.

(3)
Through a wholly-owned subsidiary, we repaid our $10.7 million mortgage on our Springfield, Missouri property, that was originally set to mature on July 1, 2016, and we repaid our $11.8 million mortgage on our Wichita, Kansas, Clintonville, Wisconsin, Angola, Indiana and Rock Falls, Illinois properties that was originally set to mature on May 5, 2016. We repaid both mortgages using existing cash on hand and borrowings from our line of credit.

(4)	Through a wholly-owned subsidiary, we borrowed $9.9 million to acquire the property acquired in Salt Lake City, UT on May 26, 2016.
2016 Leasing Activities
We have executed leases on three properties, which are summarized below (dollars in thousands):

Location	Lease Commencement Date	Square Footage (unaudited)		Lease Term	Renewal Options	Annualized GAAP Rent	Tenant Improvement	Leasing Commissions
Maple Heights, OH	6/1/2016	40,606	(1)	5.2 Years	2 (3 year)	$109	$—	$34
Bolingbrook, IL	7/1/2016	13,816	(2)	7.2 Years	1 (5 year)	$70	$69	$28
Burnsville, MN	12/1/2016	12,663	(3)	5.3 Years	1 (5 year)	$143	$—	$104

(1)	Tenant's lease is for 11.7% of the building. The building is now 92.8% leased.

(2)	Tenant’s lease is for 24.9% of the building. The building is now 62.7% leased.

(3)	Tenant's lease is for 11.0% of the building. The building is now 80.4% leased.
2016 Equity Activities
Series D Preferred Stock Offering: In May 2016, we entered into purchase agreements with certain institutional investors and broker dealers whereby we agreed to sell a total of 1,043,725 shares of our newly created 7.00% Series D Cumulative Redeemable Preferred Stock, or the Series D Preferred, par value $0.001 per share, with a liquidation preference of $25.00 per share, in a registered direct placement at a purchase price of $25.00 per share. Our total net proceeds from the offering, after deducting offering expenses, were $25.3 million.

Common Stock ATM Program: We sold 65,000 shares of common stock, raising $0.9 million in net proceeds under our previous ATM Program with Cantor Fitzgerald. In February 2016, we amended our common ATM program, or the Amended Common ATM, with Cantor Fitzgerald. The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald, to $160.0 million. During the six months ended June 30, 2016, we sold 433,000 shares of common stock, raising $7.2 million in net proceeds under our Amended Common ATM. All other terms of the common ATM program remained unchanged. As of June 30, 2016, we had a remaining capacity to sell up to $151.8 million of common stock under the Amended Common ATM.
Preferred ATM Programs:
Series A and B Preferred Stock: In February 2016, we entered into an open market sales agreement, or the Series A and B Preferred ATM, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock, and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock, having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the six months ended June 30, 2016, we sold 114,000 shares of our Series B Cumulative Redeemable Preferred Stock for net proceeds of $2.8 million. As of June 30, 2016, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM.
Series D Preferred Stock: In June 2016, we entered into an open market sales agreement, or the Series D Preferred ATM, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our Series D Preferred, having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the six months ended June 30, 2016, we sold 20,000 shares of our Series D Preferred for net proceeds of $0.5 million. As of June 30, 2016, we had a remaining capacity to sell up to $49.5 million of Series D Preferred under the Series D Preferred ATM.
Series C Preferred Stock Redemption:
During June 2016, we partially redeemed $25.0 million of our 7.125% Series C Cumulative Term Preferred Stock, or Term Preferred Stock, that was originally set to mature in January 2017. On July 12, 2016, we sent notices of redemption for the remaining 540,000 shares outstanding of our Term Preferred Stock. We intend to redeem these shares on August 19, 2016 at a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends.

Diversity of Our Portfolio
Our Adviser seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the six months ended June 30, 2016, our largest tenant comprised only 5.8% of total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the three and six months ended June 30, 2016 and 2015, respectively (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2016		2015		2016		2015
Industry Classification	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income	Rental Income	Percentage of Rental Income
Healthcare	$3,438	16.5%	$3,187	15.9%	$6,786	16.3%	$5,828	14.8%
Telecommunications	3,280	15.7	3,200	16.1	6,561	15.8	6,329	16.3
Automobile	2,639	12.6	2,635	13.2	5,267	12.7	5,270	13.4
Diversified/Conglomerate Services	1,970	9.4	1,170	5.8	3,939	9.5	2,337	5.9
Diversified/Conglomerate Manufacturing	1,149	5.5	1,010	5.0	2,299	5.5	2,053	5.2
Electronics	1,082	5.2	1,202	6.0	2,165	5.2	2,402	6.1
Personal, Food & Miscellaneous Services	892	4.3	1,576	7.9	1,785	4.3	3,153	8.0
Chemicals, Plastics & Rubber	779	3.7	789	3.9	1,561	3.8	1,578	4.0
Information Technology	727	3.5	207	1.0	1,315	3.2	207	0.5
Machinery	679	3.3	772	3.9	1,362	3.3	1,544	3.9
Containers, Packaging & Glass	672	3.2	521	2.6	1,337	3.2	1,042	2.7
Personal & Non-Durable Consumer Products	656	3.1	657	3.3	1,313	3.2	1,316	3.3
Banking	612	2.9	289	1.4	1,225	2.9	578	1.5
Childcare	556	2.7	556	2.8	1,112	2.7	1,112	2.8
Buildings and Real Estate	548	2.6	548	2.7	1,095	2.6	1,095	2.8
Beverage, Food & Tobacco	525	2.5	679	3.4	1,051	2.5	1,427	3.6
Printing & Publishing	390	1.9	391	2.0	781	1.9	782	2.0
Education	164	0.8	164	0.8	328	0.8	328	0.8
Home & Office Furnishings	132	0.6	132	0.7	265	0.6	265	0.7
Oil & Gas	—	—	327	1.6	—	—	654	1.7
	$20,890	100.0%	$20,012	100.0%	$41,547	100.0%	$39,300	100.0%

The table below reflects the breakdown of total rental income by state for the three and six months ended June 30, 2016 and 2015, respectively (dollars in thousands):

State	Rental Revenue for the three months ended June 30, 2016	% of Base Rent	Number of Leases for the three months ended June 30, 2016	Rental Revenue for the three months ended June 30, 2015	% of Base Rent	Number of Leases for the three months ended June 30, 2015
Texas	$3,722	17.8%	12	$3,686	18.4%	11
Ohio	2,429	11.6	16	2,563	12.8	17
Pennsylvania	1,678	8.0	6	1,655	8.3	6
North Carolina	1,441	6.9	8	1,308	6.5	7
Georgia	1,192	5.7	6	718	3.6	3
South Carolina	1,153	5.5	2	1,115	5.6	2
Michigan	1,074	5.1	4	1,074	5.4	4
Minnesota	845	4.0	4	819	4.1	3
Colorado	813	3.9	3	813	4.1	3
New Jersey	798	3.8	4	798	4.0	4
All Other States	5,745	27.7	34	5,463	27.3	34
Total	$20,890	100.0%	99	$20,012	100.0%	94

State	Rental Revenue for the six months ended June 30, 2016	% of Base Rent	Number of Leases for the six months ended June 30, 2016	Rental Revenue for the six months ended June 30, 2015	% of Base Rent	Number of Leases for the six months ended June 30, 2015
Texas	$7,432	17.9%	12	$6,896	17.5%	11
Ohio	4,767	11.5	16	5,052	12.9	17
Pennsylvania	3,358	8.1	6	3,312	8.4	6
North Carolina	2,881	6.9	8	2,646	6.7	7
Georgia	2,384	5.7	6	1,437	3.7	3
South Carolina	2,306	5.6	2	2,231	5.7	2
Michigan	2,147	5.2	4	2,147	5.5	4
Minnesota	1,689	4.1	4	1,637	4.2	3
Colorado	1,626	3.9	3	1,626	4.1	3
New Jersey	1,599	3.8	4	1,598	4.1	4
All Other States	11,358	27.3	34	10,718	27.3	34
Total	$41,547	100.0%	99	$39,300	100.0%	94

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
Advisory Agreement
On July 24, 2015, we entered into a second amended and restated advisory agreement, or the Second Amended Advisory Agreement, with the Adviser. Our entrance into the agreement was approved unanimously by our Board of Directors, including separate and unanimous approval by the independent directors on our Board of Directors.
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
The Second Amended Advisory Agreement includes a termination fee where, in the event of a termination without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the agreement after the Company has defaulted and applicable cure periods have expired. The agreement may also be terminated for cause (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions of the Agreement, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.

On July 12, 2016, we further amended our advisory agreement with our Adviser by entering into a third amended and restated advisory agreement, to redefine the definition of adjusted stockholders' equity, to include total mezzanine equity, in the calculation of both the base management and incentive fee. All other provisions remained unchanged.The amended definition is effective as of July 1, 2016.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our condensed consolidated financial statements in our 2015 Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2016; however we issued mezzanine equity during the six months ended June 30, 2016, which is further described in Note 10.
Results of Operations
The weighted average yield on our total portfolio, which was 8.6% as of June 30, 2016 and 8.8% as of June 30, 2015, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition since inception as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2016 and 2015 is below (dollars in thousands, except per share amounts):

	For the three months ended June 30,
	2016	2015		$ Change	% Change
Operating revenues
Rental revenue	$20,890	$20,012		$878	4.4%
Tenant recovery revenue	357	394		(37)	(9.4)%
Interest income from mortgage note receivable	—	282		(282)	(100.0)%
Total operating revenues	21,247	20,688		559	2.7%
Operating expenses
Depreciation and amortization	9,205	8,947		258	2.9%
Property operating expenses	1,434	1,178		256	21.7%
Acquisition related expenses	117	255		(138)	(54.1)%
Base management fee	856	866		(10)	(1.2)%
Incentive fee	655	1,760		(1,105)	(62.8)%
Administration fee	370	366		4	1.1%
General and administrative	609	539		70	13.0%
Impairment charge	187	—		187	NM
Total operating expenses before credit to incentive fee	13,433	13,911		(478)	(3.4)%
Credit to incentive fee	—	(1,316)		1,316	(100.0)%
Total operating expenses	13,433	12,595		838	6.7%
Other (expense) income
Interest expense	(6,579)	(6,999)		420	(6.0)%
Distributions attributable to Series C mandatorily redeemable preferred stock	(686)	(686)		—	—%
Other income	334	23		311	1,352.2%
Total other expense	(6,931)	(7,662)		731	(9.5)%
Net income	883	431		452	104.9%
Distributions attributable to Series A, B and D preferred stock	(1,263)	(1,023)		(240)	23.5%
Distributions attributable to senior common stock	(251)	(261)		10	(3.8)%
Net loss attributable to common stockholders	$(631)	$(853)		$222	(26.0)%
Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	$(0.03)	$(0.04)		$0.01	(24.4)%
FFO available to common stockholders - basic	$8,761	$8,094		$667	8.2%
FFO per weighted average share of common stock - basic	$0.39	$0.39		$—	—%
FFO per weighted average share of common stock - diluted	$0.38	$0.39	(1)	$(0.01)	(2.6)%

(1)
Diluted FFO available to common stockholders was not previously adjusted for the income impact of the assumed conversion of senior common stock, in accordance with ASC 260 (“Earnings per Share”). This adjustment has increased Diluted FFO available to common stockholders for the three months ended June 30, 2015 by $0.02 per share.

NM - Not meaningful

	For the six months ended June 30,
	2016	2015		$ Change	% Change
Operating revenues
Rental revenue	$41,547	$39,300		$2,247	5.7%
Tenant recovery revenue	842	718		124	17.3%
Interest income from mortgage note receivable	385	549		(164)	(29.9)%
Total operating revenues	42,774	40,567		2,207	5.4%
Operating expenses
Depreciation and amortization	18,338	17,154		1,184	6.9%
Property operating expenses	3,045	2,139		906	42.4%
Acquisition related expenses	126	451		(325)	(72.1)%
Base management fee	1,717	1,717		—	—%
Incentive fee	1,273	3,433		(2,160)	(62.9)%
Administration fee	775	728		47	6.5%
General and administrative	1,184	1,229		(45)	(3.7)%
Impairment charge	230	—		230	NM
Total operating expenses before credit to incentive fee	26,688	26,851		(163)	(0.6)%
Credit to incentive fee	—	(2,500)		2,500	(100.0)%
Total operating expenses	26,688	24,351		2,337	9.6%
Other (expense) income
Interest expense	(13,310)	(13,770)		460	(3.3)%
Distributions attributable to Series C mandatorily redeemable preferred stock	(1,372)	(1,372)		—	—%
Other income	334	51		283	554.9%
Total other expense	(14,348)	(15,091)		743	(4.9)%
Net income	1,738	1,125		613	54.5%
Distributions attributable to Series A, B and D preferred stock	(2,290)	(2,047)		(243)	11.9%
Distributions attributable to senior common stock	(504)	(485)		(19)	3.9%
Net loss attributable to common stockholders	$(1,056)	$(1,407)		$351	(24.9)%
Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	(0.05)	(0.07)		$0.02	(28.6)%
FFO available to common stockholders - basic	$17,512	$15,747		$1,765	11.2%
FFO per weighted average share of common stock - basic	$0.77	$0.77		$—	—%
FFO per weighted average share of common stock - diluted	$0.77	$0.76	(1)	$0.01	1.3%

(1)
Diluted FFO available to common stockholders was not previously adjusted for the income impact of the assumed conversion of senior common stock, in accordance with ASC 260 (“Earnings per Share”). This adjustment has increased Diluted FFO available to common stockholders for the six months ended June 30, 2015 by $0.02 per share.

NM - Not meaningful

Same Store Analysis
For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2015, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2014. Properties with vacancy are properties that were fully or partially vacant at any point subsequent to January 1, 2015.
Operating Revenues

	For the three months ended June 30,
	(Dollars in Thousands)
Rental Revenues	2016	2015	$ Change	% Change
Same Store Properties	$17,954	$17,794	$160	0.9%
Acquired & Disposed Properties	2,236	1,380	856	62.0%
Properties with Vacancy	700	838	(138)	(16.5)%
	$20,890	$20,012	$878	4.4%

	For the six months ended June 30,
	(Dollars in Thousands)
Rental Revenues	2016	2015	$ Change	% Change
Same Store Properties	$35,817	$35,580	$237	0.7%
Acquired & Disposed Properties	4,336	1,935	2,401	124.1%
Properties with Vacancy	1,394	1,785	(391)	(21.9)%
	$41,547	$39,300	$2,247	5.7%

Rental revenue from same store properties increased slightly for the three and six months ended June 30, 2016, primarily because of additional rental income received from lease renewals at our Duncan, South Carolina and Raleigh, North Carolina properties, which were executed in 2015. Rental revenue increased for acquired and disposed properties for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, because we acquired three properties subsequent to June 30, 2015, and the inclusion of a full six months of rental revenue in 2016 for four properties acquired during the six months ended June 30, 2015. Rental revenue decreased for our properties with vacancy because the Newburyport, Massachusetts property went vacant in May 2015 coupled with reduced rent in our partially vacant Maple Heights, Ohio property; this was offset by increased rents at our Baytown, Texas, Burnsville, Minnesota and Raleigh, North Carolina properties from leasing vacant space.

	For the three months ended June 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2016	2015	$ Change	% Change
Same Store Properties	$161	$194	$(33)	(17.0)%
Acquired & Disposed Properties	192	189	3	1.6%
Properties with Vacancy	4	11	(7)	(63.6)%
	$357	$394	$(37)	(9.4)%

	For the six months ended June 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2016	2015	$ Change	% Change
Same Store Properties	$400	$382	$18	4.7%
Acquired & Disposed Properties	432	283	149	52.7%
Properties with Vacancy	10	53	(43)	(81.1)%
	$842	$718	$124	17.3%

The decrease in same store tenant recovery revenues for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, is a result of decreased recoveries from gross leases at certain of our properties due to lower property operating expenses at certain properties during the three months ended June 30, 2016. The increase in same store tenant recovery revenues for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, is a result of increased recoveries from gross leases at certain of our properties. The increase in tenant recovery revenues on acquired and disposed of properties for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015 is due to an increase in recoveries from tenants subject to a gross lease for properties acquired during and subsequent to the six months ended June 30, 2015.
Interest income from mortgage notes receivable decreased for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, because the mortgage note was repaid in full in January 2016.
Operating Expenses

	For the three months ended June 30,
	(Dollars in Thousands)
Depreciation and Amortization	2016	2015	$ Change	% Change
Same Store Properties	$7,669	$7,576	$93	1.2%
Acquired & Disposed Properties	1,056	570	486	85.3%
Properties with Vacancy	480	801	(321)	(40.1)%
	$9,205	$8,947	$258	2.9%

	For the six months ended June 30,
	(Dollars in Thousands)
Depreciation and Amortization	2016	2015	$ Change	% Change
Same Store Properties	$15,365	$15,142	$223	1.5%
Acquired & Disposed Properties	2,021	738	1,283	173.8%
Properties with Vacancy	952	1,274	(322)	(25.3)%
	$18,338	$17,154	$1,184	6.9%

Depreciation and amortization increased slightly for same store properties for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, due to depreciation on capital projects completed subsequent to June 30, 2015, coupled with amortization on leasing commissions for renewed leases with 2015 and 2016 expirations. Depreciation and amortization expenses increased for acquired and disposed of properties during the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, because of the three properties acquired subsequent to June 30, 2015 and the inclusion of a full six months of depreciation and amortization recorded during the three and six months ended June 30, 2016 for four properties acquired during the six months ended June 30, 2015.

	For the three months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2016	2015	$ Change	% Change
Same Store Properties	$697	$647	$50	7.7%
Acquired & Disposed Properties	563	374	189	50.5%
Properties with Vacancy	174	157	17	10.8%
	$1,434	$1,178	$256	21.7%

	For the six months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2016	2015	$ Change	% Change
Same Store Properties	$1,444	$1,369	$75	5.5%
Acquired & Disposed Properties	1,164	517	647	125.1%
Properties with Vacancy	437	253	184	72.7%
	$3,045	$2,139	$906	42.4%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties is a result of an increase in operating expenses incurred at properties subject to a gross lease, coupled with increased expense exposure at properties with leases subject to a cap on expense reimbursements. The increase in property operating expenses for acquired and disposed of properties for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 is primarily a result of property operating expenses incurred at properties subject to a gross lease which were acquired during and subsequent to the quarter ended June 30, 2015.
Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses decreased for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, because we only acquired one property during the six months ended June 30, 2016. We acquired four properties during the six months ended June 30, 2015.
The base management fee paid to the Adviser decreased slightly for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, because of the amendment to the calculation of the base management fee effective July 1, 2015. The base management fee paid to the Adviser was flat for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, because the increase in total stockholders' equity in the past 12 months was offset by the lower fee per the amendment to the calculation. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”
The net incentive fee paid to the Adviser increased for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, because of an increase in pre-incentive fee FFO, coupled with a reduction in the credit to incentive fee. The increase in pre-incentive fee FFO was primarily due to an increase in rental revenues from the properties acquired during and subsequent to the three and six months ended June 30, 2015. We amended the advisory agreement, which resulted in a change to the incentive fee calculation, effective July 1, 2015. The new calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”
The administration fee paid to the Administrator increased slightly for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015. The increase was driven primarily by us using a higher share of our administrator's resources during the three and six months ended June 30, 2016.
General and administrative expenses increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily as a result of an increase in professional fees related to the redemption of our Term Preferred Stock. General and administrative expenses decreased for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily as a result professional fees incurred during the six months ended June 30, 2015 from the write-off of professional fees related to our terminated senior common stock offering program.
The impairment loss for the three and six months ended June 30, 2016 was from the impairment recorded in connection with the properties that were classified as held for sale during the six months ended June 30, 2016.

Other Income and Expenses
Interest expense decreased for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015. This decrease was primarily a result of refinanced mortgages at lower interest rates which were completed subsequent to June 30, 2015. During the previous 12 months, we have refinanced $85.8 million in mortgage debt at a weighted average interest rate of 5.9% with $33.3 million of new mortgage debt at a weighted average interest rate of 2.9%, coupled with reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the past 12 months. This is partially offset by interest on the $21.2 million of mortgage debt issued in the past 12 months to finance new acquisitions.
Other income increased during the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, because of settlement income received from the tenant that vacated our property located in Newburyport, Massachusetts related to deferred capital projects.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders decreased for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily because of an increase in rental income from the properties acquired over the past 12 months.

Liquidity and Capital Resources
Overview
Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit and issuing additional equity securities. Our available liquidity, as of June 30, 2016, was $12.6 million, including $4.0 million in cash and cash equivalents and an available borrowing capacity of $8.6 million under our Line of Credit. Our available borrowing capacity under the Line of Credit has increased to $28.6 million as of July 25, 2016.
Future Capital Needs
We actively seek conservative investments that are likely to produce income to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial, and office real property and to a lesser extent medical real property, make mortgage loans, or pay down outstanding borrowings under our Line of Credit. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, redeem our Term Preferred Stock and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.
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
Equity Capital
During the six months ended June 30, 2016, we raised net proceeds of (i) $8.1 million of common equity under our ATM with Cantor Fitzgerald at a weighted average share price of $16.50, (ii) $2.8 million of preferred equity under our Series A and B Preferred ATM with Cantor Fitzgerald at a weighted average share price of $25.00, (iii) $25.3 million of preferred equity in a private placement with our newly issued Series D Preferred Stock and (iv) $0.5 million under our Series D Preferred ATM. We used these proceeds to repay a portion of our Term Preferred Stock, to fund our new acquisition and for other general corporate purposes.

As of July 25, 2016, we have the ability to raise up to $447.7 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-208953), or the Universal Shelf, in one or more future public offerings. Of the $447.7 million of available capacity under our Universal Shelf, approximately $142.3 million of common stock is reserved for additional sales under our Common ATM, approximately $37.2 million of preferred stock is reserved for additional sales under our Series A and B Preferred ATM, and approximately $44.3 million is reserved for additional sales under our Series D Preferred ATM as of July 25, 2016. We expect to continue to use our ATM programs as a source of liquidity for 2016.
Debt Capital
As of June 30, 2016, we had mortgage notes payable in the aggregate principal amount of $446.3 million, collateralized by a total of 72 properties with a remaining weighted average maturity of 6.4 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2016 was 4.77%.
We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $25.3 million payable during the remainder of 2016 and $70.1 million payable during 2017. The 2016 principal amounts payable include both amortizing principal payments and two balloon principal payments due in December of 2016. We anticipate being able to refinance our mortgages that come due during 2016 and 2017 with a combination of new mortgage debt and the issuance of additional equity securities. We have sucessfully refinanced $105.0 million of debt over the past 18 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Line of Credit. In addition, we have raised substantial equity under our ATM programs and plan to continue to use these programs.
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2016, was $17.8 million, as compared to net cash provided by operating activities of $16.5 million for the six months ended June 30, 2015. This increase was primarily a result of an increase in rental receipts from acquisitions completed subsequent to June 30, 2015, partially offset by leasing commissions paid, coupled with an increase in operating expenses on vacant properties. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit and Term Loan Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2016, was $11.3 million, which primarily consisted of the acquisition of one property and tenant improvements performed at certain of our properties, partially offset by the repayment of our mortgage note receivable coupled with receipts from lenders for funds held in escrow as compared to net cash used in investing activities during the six months ended June 30, 2015, of $63.2 million, which primarily consisted of the acquisition of four properties, coupled with tenant improvements performed at certain of our properties.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2016, was $7.7 million, which primarily consisted of the redemption of our Term Preferred Stock, distributions paid to our stockholders and principal repayments on mortgage notes payable, partially offset by issuance of mortgage notes payable coupled with proceeds from the sale of both common and preferred stock. Net cash provided by financing activities for the six months ended June 30, 2015, was $41.4 million, which primarily consisted of proceeds from the sale of common stock and issuance of mortgage notes payable, partially offset by distributions paid to our stockholders and principal repayments on mortgage notes payable.

Line of Credit
In August 2013, we procured our Line of Credit with KeyBank (serving as a revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Line of Credit to $85.0 million, extended the maturity date one year through August 2018, with a one year extension option through August 2019 and entered into a Term Loan Facility (discussed below). The interest rate on the revolving line of credit was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the two facilities, including the Line of Credit and Term Loan Facility, was increased from $100.0 million to $150.0 million. We also added three new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Bank, Fifth Third Bank, US Bank and Huntington Bank. We were subject to a payment of $0.5 million for the modification of the agreement.
In connection with the Line of Credit expansion discussed above, we added a $25.0 million five-year Term Loan Facility, which matures in October 2020. The Term Loan Facility is subject to the same leverage tiers as the Line of Credit, however the interest rate at each leverage tier is five basis points lower. We have the option to repay the Term Loan Facility in full, or in part, at any time without penalty or premium prior to the maturity date.

As of June 30, 2016, there was $85.8 million outstanding under our Line of Credit and Term Loan Facility at a weighted average interest rate of approximately 2.95% and $2.5 million outstanding under letters of credit at a weighted average interest rate of 2.5%. As of July 25, 2016, the maximum additional amount we could draw under the Line of Credit was $28.6 million. We were in compliance with all covenants under the Line of Credit and Term Loan Facility as of June 30, 2016.
Contractual Obligations
The following table reflects our material contractual obligations as of June 30, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$545,606	$89,886	$134,721	$83,057	$237,942
Interest on Debt Obligations (2)	106,415	21,566	34,762	25,648	24,439
Operating Lease Obligations (3)	7,035	460	929	933	4,713
Purchase Obligations (4)	2,022	1,836	186	—	—
Total	$661,078	$113,748	$170,598	$109,638	$267,094

(1)
Debt obligations represent borrowings under our Line of Credit, which represents $60.8 million of the debt obligation due in 2018, Term Loan Facility, which represents $25.0 million of the debt obligation due in 2020, mortgage notes payable that were outstanding as of June 30, 2016, and amounts due to the holders of our Series C Term Preferred Stock. This figure does not include $0.3 million of premiums and (discounts) net and $5.7 million of deferred financing costs net, which are reflected in mortgage notes payable on the consolidated balance sheet.

(2)
Interest on debt obligations includes estimated interest on our borrowings under our Line of Credit and Term Loan Facility, mortgage notes payable and interest due to the holders of our Term Preferred Stock. The remaining outstanding shares of our Term Preferred Stock will be redeemed in full on August 19, 2016. The balance and interest rate on our Line of Credit and Term Loan Facility is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of June 30, 2016.

(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, Springfield, Missouri, and Salt Lake City, Utah properties.

(4)	Purchase obligations consist of tenant and capital improvements at 10 of our properties. These items were recognized on our balance sheet as of June 30, 2016.
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of June 30, 2016.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2016 and 2015, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30,			For the six months ended June 30,
	(Dollars in Thousands, Except for Per Share Amounts)			(Dollars in Thousands, Except for Per Share Amounts)
	2016	2015		2016	2015
Calculation of basic FFO per share of common stock
Net income	$883	$431		$1,738	$1,125
Less: Distributions attributable to preferred and senior common stock	(1,514)	(1,284)		(2,794)	(2,532)
Net loss attributable to common stockholders	$(631)	$(853)		$(1,056)	$(1,407)
Adjustments:
Add: Real estate depreciation and amortization	9,205	8,947		18,338	17,154
Add: Impairment charge	187	—		230	—
FFO available to common stockholders - basic	$8,761	$8,094		$17,512	$15,747
Weighted average common shares outstanding - basic	22,684,391	20,833,787		22,614,838	20,524,101
Basic FFO per weighted average share of common stock	$0.39	$0.39		$0.77	$0.77
Calculation of diluted FFO per share of common stock
Net income	$883	$431		$1,738	$1,125
Less: Distributions attributable to preferred and senior common stock	(1,514)	(1,284)		(2,794)	(2,532)
Net loss attributable to common stockholders	$(631)	$(853)		$(1,056)	$(1,407)
Adjustments:
Add: Real estate depreciation and amortization	9,205	8,947		18,338	17,154
Add: Impairment charge	187	—		230	—
Add: Income impact of assumed conversion of senior common stock	251	261		504	485
FFO available to common stockholders plus assumed conversions	$9,012	$8,355		$18,016	$16,232
Weighted average common shares outstanding - basic	22,684,391	20,833,787		22,614,838	20,524,101
Effect of convertible senior common stock	800,116	830,600		800,116	775,002
Weighted average common shares outstanding - diluted	23,484,507	21,664,387		23,414,954	21,299,103
Diluted FFO per weighted average share of common stock	$0.38	$0.39	(1)	$0.77	$0.76	(1)
Distributions declared per share of common stock	$0.375	$0.375		$0.75	$0.75

(1)
Diluted FFO available to common stockholders was not previously adjusted for the income impact of the assumed conversion of senior common stock, in accordance with ASC 260 (“Earnings per Share”). This adjustment has increased Diluted FFO available to common stockholders for the three and six months ended June 30, 2015 by $0.02 per share and $0.02 per share, respectively.

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
To illustrate the potential impact of changes in interest rates on our net income for the six months ended June 30, 2016, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of June 30, 2016. As of June 30, 2016, our effective average LIBOR was 0.47%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$1,488	$(1,488)
2% Increase to LIBOR	2,976	(2,976)
3% Increase to LIBOR	4,174	(4,174)
As of June 30, 2016, the fair value of our mortgage debt outstanding was $454.1 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2016, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $17.5 million and $18.8 million, respectively.
The amount outstanding under the Line of Credit and Term Loan Facility approximates fair value as of June 30, 2016, as the debt is variable rate.
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
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Series C Mandatorily Redeemable Preferred Stock Purchased	(b) Price Paid per Share of Series C Mandatorily Redeemable Preferred Stock	(c) Total Number of Shares of Series C Mandatorily Redeemable Preferred Stock Purchased as Part of a Publicly Announced Plans or Programs	(d) Maximum Number of Shares of Series C Mandatorily Redeemable Preferred Stock that May Yet be Purchased under the Plans or Programs
April 1 through 30, 2016	—	—	—	—
May 1 through 31, 2016	—	—	—	—
June 1 through 30, 2016	1,000,000	$25.00	—	—
	1,000,000	$25.00	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

3.3
Articles Supplementary Establishing and Fixing the Rights and Preferences of the 7.00% Series D Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-33097), filed May 25, 2016.

3.4	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.5	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

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

4.5
Form of Certificate for 7.00% Series D Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-33097), filed May 25, 2016.

10.1
Gladstone Commercial Limited Partnership Schedule 4.2(a)(5) to First Amended and Restated Agreement of Limited Partnership Designation of 7.00% Series D Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed May 25, 2016.

10.2
Controlled Equity OfferingSM Sales Agreement, dated June 22, 2016, by and among the Registrant, Gladstone Commercial Limited Partnership and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 22, 2016.

10.3
Third Amended and Restated Investment Advisory Agreement between the Registrant and Gladstone Management Corporation, dated July 12, 2016, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed July 12, 2016.

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Estimated Value Methodology for Senior Common Stock at June 30, 2016 (filed herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	July 25, 2016	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer

Date:	July 25, 2016	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors