Form 10-Q
period 2016-09-30
GLADSTONE COMMERCIAL CORP
filed 2016-10-31
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of October 31, 2016 was 23,748,303.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2016

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Real estate, at cost	$797,115	$780,377
Less: accumulated depreciation	125,250	112,243
Total real estate, net	671,865	668,134
Lease intangibles, net	102,765	104,914
Real estate and related assets held for sale, net	11,748	1,077
Mortgage note receivable	—	5,900
Cash and cash equivalents	8,747	5,152
Restricted cash	4,002	4,205
Funds held in escrow	7,172	7,534
Deferred rent receivable, net	29,288	27,443
Other assets	3,056	2,825
TOTAL ASSETS	$838,643	$827,184
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable, net	$444,522	$455,863
Borrowings under Line of Credit, net	46,772	44,591
Borrowings under Term Loan Facility, net	24,892	24,878
Series C mandatorily redeemable term preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 160,000 and 1,700,000 shares authorized; and 0 and 1,540,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	38,100
Deferred rent liability, net	11,275	9,657
Asset retirement obligation	3,268	3,674
Accounts payable and accrued expenses	4,031	6,388
Liabilities related to assets held for sale, net	688	868
Due to Adviser and Administrator (1)	1,991	1,858
Other liabilities	8,076	7,436
TOTAL LIABILITIES	$545,515	$593,313
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 6,000,000 and 0 shares authorized; and 2,775,589 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively (3)	$67,213	$—
TOTAL MEZZANINE EQUITY	$67,213	$—
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 5,350,000 and 2,300,000 shares authorized and 2,264,000 and 2,150,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	$2	$2
Senior common stock, par value $0.001 per share; 4,450,000 and 7,500,000 shares authorized and 959,552 and 972,214 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	1
Common stock, par value $0.001 per share, 34,040,000 and 38,500,000 shares authorized and 23,601,153 and 22,485,607 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	24	22
Additional paid in capital	440,136	418,897
Distributions in excess of accumulated earnings	(214,248)	(185,051)
TOTAL STOCKHOLDERS' EQUITY	225,915	233,871
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$838,643	$827,184

(1)	Refer to Note 2 "Related-Party Transactions"

(2)	Refer to Note 9 “Commitments and Contingencies”

(3)	Refer to Note 10 “Stockholders' Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Operating revenues
Rental revenue	$21,205	$20,653	$62,752	$59,953
Tenant recovery revenue	384	437	1,226	1,195
Interest income from mortgage note receivable	—	285	385	835
Total operating revenues	21,589	21,375	64,363	61,983
Operating expenses
Depreciation and amortization	9,459	9,006	27,796	26,160
Property operating expenses	1,410	1,612	4,455	3,752
Acquisition related expenses	149	138	275	589
Base management fee (1)	1,072	872	2,789	2,589
Incentive fee (1)	564	621	1,837	4,054
Administration fee (1)	311	326	1,086	1,054
General and administrative	421	446	1,607	1,675
Impairment charge	1,786	622	2,016	622
Total operating expenses before credit to incentive fee	15,172	13,643	41,861	40,495
Credit to incentive fee (1)	—	—	—	(2,500)
Total operating expenses	15,172	13,643	41,861	37,995
Other (expense) income
Interest expense	(6,338)	(7,142)	(19,648)	(20,912)
Distributions attributable to Series C mandatorily redeemable preferred stock	(131)	(686)	(1,502)	(2,057)
Loss on sale of real estate	(24)	—	(24)	—
Other income	3	—	337	11
Total other expense, net	(6,490)	(7,828)	(20,837)	(22,958)
Net (loss) income	(73)	(96)	1,665	1,030
Distributions attributable to Series A, B and D preferred stock	(2,002)	(1,023)	(4,292)	(3,070)
Distributions attributable to senior common stock	(254)	(263)	(758)	(748)
Net loss attributable to common stockholders	$(2,329)	$(1,382)	$(3,385)	$(2,788)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.10)	$(0.06)	$(0.15)	$(0.13)
Weighted average shares of common stock outstanding
Basic	23,509,054	21,403,808	22,915,086	20,820,559
Diluted	23,509,054	21,403,808	22,915,086	20,820,559
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.79	$0.79
Weighted average shares of senior common stock outstanding - basic	959,552	993,069	961,041	948,347

(1)	Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,665	$1,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,796	26,160
Impairment charge	2,016	622
Loss on sale of real estate	24	—
Amortization of deferred financing costs	1,537	1,358
Amortization of deferred rent asset and liability, net	(363)	(394)
Amortization of discount and premium on assumed debt	(145)	(231)
Asset retirement obligation expense	114	114
Decrease (increase) in other assets	288	(946)
Increase in deferred rent receivable	(2,780)	(3,034)
Increase in accounts payable, accrued expenses, and amount due Adviser and Administrator	240	1,045
Increase (decrease) in other liabilities	51	(315)
Leasing commissions paid	(628)	(532)
Net cash provided by operating activities	29,815	24,877
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(40,900)	(71,248)
Improvements of existing real estate	(3,793)	(4,969)
Proceeds from sale of real estate	3,022	—
Issuance of mortgage note receivable	—	(300)
Collection of mortgage note receivable	5,900	—
Receipts from lenders for funds held in escrow	2,747	2,952
Payments to lenders for funds held in escrow	(2,385)	(2,792)
Receipts from tenants for reserves	2,678	3,068
Payments to tenants from reserves	(2,219)	(1,992)
Decrease (increase) in restricted cash	203	(1,214)
Deposits on future acquisitions	(1,750)	(1,700)
Deposits applied against acquisition of real estate investments	1,250	1,700
Net cash used in investing activities	(35,247)	(76,495)
Cash flows from financing activities:
Proceeds from issuance of equity	90,999	39,495
Offering costs paid	(2,367)	(892)
Retirement of senior common stock	(178)	—
Redemption of Series C mandatorily redeemable preferred stock	(38,500)	—
Borrowings under mortgage notes payable	56,005	61,059
Payments for deferred financing costs	(1,024)	(1,157)
Principal repayments on mortgage notes payable	(67,119)	(37,216)
Principal repayments on employee notes receivable	—	375
Borrowings from line of credit	132,500	73,200
Repayments on line of credit	(130,500)	(61,000)
Increase in security deposits	73	138
Distributions paid for common, senior common and preferred stock	(30,862)	(27,253)
Net cash provided by financing activities	9,027	46,749
Net increase (decrease) in cash and cash equivalents	$3,595	$(4,869)
Cash and cash equivalents, beginning of period	$5,152	$8,599
Cash and cash equivalents, end of period	$8,747	$3,730
NON-CASH INVESTING AND FINANCING INFORMATION
Increase in asset retirement obligation assumed in acquisition	$—	$56
Senior common dividend issued in the dividend reinvestment program	$—	$53
Fixed asset additions paid for by tenant	$2,570	$—
Capital improvements included in accounts payable and accrued expenses	$2,023	$4,954
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
Interim Financial Information
Our interim financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission on February 17, 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies during the nine months ended September 30, 2016; however we issued mezzanine equity during the nine months ended September 30, 2016, which is further described in Note 10.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  We are currently assessing the impact of ASU 2016-15 and do not anticipate a material impact on our financial position, results of operations or cash flows.  ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

In October 2016, the FASB issued Accounting Standards Update 2016-17, “Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”), which amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. We are currently assessing the impact of ASU 2016-17 and do not anticipate a material impact on our financial position, results of operations or cash flows.  ASU 2016-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years, with early adoption permitted.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. ASU 2015-03 was effective for annual periods beginning after December 15, 2015. We have adopted the provisions of ASU 2015-03 for the nine months ended September 30, 2016. We had unamortized deferred financing fees of $5.6 million and $6.1 million as of September 30, 2016 and December 31, 2015, respectively. These costs have been reclassified from deferred financing costs, net, to mortgage notes payable, net, borrowings under line of credit, net, borrowings under term loan facility, net, and Series C mandatorily redeemable preferred stock, net. All periods presented have been retrospectively adjusted.
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

2. Related-Party Transactions
Gladstone Management and Gladstone Administration
We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president. We have an advisory agreement with our Adviser, and an administration agreement with our Administrator, or the Administration Agreement. The services and fees under the advisory agreement and Administration Agreement are described below. At September 30, 2016 and December 31, 2015, $2.0 million and $1.9 million, respectively, was collectively due to our Adviser and Administrator.
Base Management Fee
On July 24, 2015, we entered into a second amended and restated advisory agreement, with the Adviser effective July 1, 2015. We subsequently entered into a third amended and restated advisory agreement with the Adviser on July 12, 2016 effective July 1, 2016, or the Advisory Agreement. Our entrance into each of the amended agreements was approved unanimously by our Board of Directors. Our Board of Directors reviews and considers approving or renewing the agreement with our Adviser each July.
Effective July 1, 2015, the calculation of the annual base management fee equals 1.5% of our adjusted total stockholders’ equity, which is our total stockholders’ equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee). The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure. Effective July 1, 2016, the definition of adjusted total stockholders' equity in the calculation of the base management fee and the incentive fee (described below) includes total mezzanine equity. All other provisions remained unchanged.
Prior to July 1, 2015, our then-existing advisory agreement with the Adviser, provided for an annual base management fee equal to 2.0% of our common stockholders’ equity, which was our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses, or other items that did not affect realized net income (including impairment charges).
For the three and nine months ended September 30, 2016, we recorded a base management fee of $1.1 million and $2.8 million, respectively, and for the three and nine months ended September 30, 2015, we recorded a base management fee of $0.9 million and $2.6 million, respectively.
Incentive Fee
Effective July 1, 2015, the calculation of the incentive fee was revised to reward the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee), or the hurdle amount. Effective July 1, 2016, the definition of adjusted total stockholders' equity includes total mezzanine equity. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the hurdle amount. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.
Prior to July 1, 2015, our then-existing advisory agerement rewarded the Adviser in circumstances where our quarterly FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeded 1.75%, or 7.0% annualized, or the hurdle rate, of common stockholders’ equity. Funds from operations, or FFO, included any realized capital gains and capital losses, less any distributions paid on preferred stock and Senior Common Stock, but FFO did not include any unrealized capital gains or losses (including impairment charges). The Adviser received 100.0% of the amount of the pre-incentive fee FFO that exceeded the hurdle rate, but was less than 2.1875% of our common stockholders’ equity. The Adviser also received an incentive fee of 20.0% of the amount of our pre-incentive fee FFO that exceeded 2.1875% of common stockholders’ equity.

For the three and nine months ended September 30, 2016, we recorded an incentive fee of $0.6 million and $1.8 million, respectively. For the three and nine months ended September 30, 2015, we recorded an incentive fee of $0.6 million and $4.1 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.0 million and $2.5 million, respectively, resulting in a net incentive fee for the three and nine months ended September 30, 2015, of $0.6 million and $1.6 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the nine months covering January 1, 2015 through September 31, 2015 to support the current level of distributions to our stockholders. The Adviser did not waive any portion of the incentive fee for the three and nine months ended September 30, 2016. Waivers cannot be recouped by the Adviser in the future.

Capital Gain Fee
Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2016 or 2015.
Termination Fee
The Advisory Agreement includes a termination fee whereby, in the event of our termination of the agreement without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the agreement after the Company has defaulted and applicable cure periods have expired. The agreement may also be terminated for cause by us (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions of the agreement, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.
Administration Agreement
Pursuant to the Administration Agreement, we pay for our allocable portion of the Administrator’s expenses in performing services to us, including, but not limited to, rent and the salaries and benefits of its personnel, including our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president), and their respective staffs. Our allocable portion of the Administrator’s expenses is derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the three and nine months ended September 30, 2016, we recorded an administration fee of $0.3 million and $1.1 million, respectively, and for the three and nine months ended September 30, 2015, we recorded an administration fee of $0.3 million and $1.1 million, respectively. Our Board of Directors reviews and considers approving or renewing the agreement with our Administrator each July.
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

Dealer Manager Agreement
In connection with the offering of our Senior Common Stock (see Note 10, “Stockholders’ and Mezzanine Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager Agreement terminated according to its terms on March 28, 2015, requiring us to write-off $0.1 million of deferred offering costs to general and administrative expense. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities was entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. In addition, we agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We made approximately $0.3 million of payments during the nine months ended September 30, 2015, to Gladstone Securities pursuant to this agreement.
Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.05 million and $0.2 million during the three and nine months ended September 30, 2016, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.28% and 0.36% of total mortgages secured. We paid financing fees to Gladstone Securities of $0.02 million and $0.2 million during the three and nine months ended September 30, 2015, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.3% of total mortgages secured in each period. Our Board of Directors renewed the agreement for an additional year, through August 31, 2017, at its July 2016 meeting.

3. Loss per Share of Common Stock
The following tables set forth the computation of basic and diluted loss per share of common stock for the three and nine months ended September 30, 2016 and 2015, respectively. We computed basic loss per share for the three and nine months ended September 30, 2016 and 2015, respectively, using the weighted average number of shares outstanding during the periods. Diluted loss per share for the three and nine months ended September 30, 2016 and 2015, reflects additional shares of common stock related to our convertible senior common stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(2,329)	$(1,382)	$(3,385)	$(2,788)
Denominator for basic weighted average shares of common stock	23,509,054	21,403,808	22,915,086	20,820,559
Basic loss per share of common stock	$(0.10)	$(0.06)	$(0.15)	$(0.13)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(2,329)	$(1,382)	$(3,385)	$(2,788)
Net loss attributable to common stockholders plus assumed conversions (1)	$(2,329)	$(1,382)	$(3,385)	$(2,788)
Denominator for basic weighted average shares of common stock	23,509,054	21,403,808	22,915,086	20,820,559
Effect of convertible senior common stock (1)	—	—	—	—
Denominator for diluted weighted average shares of common stock (1)	23,509,054	21,403,808	22,915,086	20,820,559
Diluted loss per share of common stock	$(0.10)	$(0.06)	$(0.15)	$(0.13)

(1)
We excluded 800,116 shares of convertible senior common stock from the calculation of diluted earnings per share for the three and nine months ended September 30, 2016, respectively, because it was anti-dilutive. We also excluded 828,444 shares and 791,582 shares of convertible senior common stock from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets
Real Estate
The following table sets forth the components of our investments in real estate as of September 30, 2016 and December 31, 2015, excluding real estate held for sale as of September 30, 2016 and December 31, 2015, respectively (dollars in thousands):

	September 30, 2016	December 31, 2015
Real estate:
Land	$102,101	$97,117
Building	644,662	635,728
Tenant improvements	50,352	47,532
Accumulated depreciation	(125,250)	(112,243)
Real estate, net	$671,865	$668,134

Real estate depreciation expense on building and tenant improvements was $6.1 million and $17.9 million for the three and nine months ended September 30, 2016, respectively, and $5.7 million and $16.4 million for the three and nine months ended September 30, 2015, respectively.

2016 Real Estate Activity

During the nine months ended September 30, 2016, we acquired two properties, which are summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage (unaudited)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized GAAP Rent	Debt Issued
Salt Lake City, UT	5/26/2016	107,062	6 Years	2 (3 Years and 2 Years)	$17,000	$105	$1,393	$9,900
Fort Lauderdale, FL	9/12/2016	119,224	9 Years	2 (5 Years)	23,900	74	1,974	14,100
Total		226,286			$40,900	$179	$3,367	$24,000

In accordance with Accounting Standards Codification, or ASC, 805, "Business Combinations," we determined the fair value of the acquired assets related to the two properties acquired during the nine months ended September 30, 2016 as follows (in thousands):

Location	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Below Market Leases	Total Purchase Price
Salt Lake City, UT	$3,008	$8,973	$1,685	$1,352	$337	$1,675	$(30)	$17,000
Fort Lauderdale, FL	4,117	13,961	1,555	2,003	1,100	1,415	(251)	23,900
	$7,125	$22,934	$3,240	$3,355	$1,437	$3,090	$(281)	$40,900

Below is a summary of the total revenue and earnings recognized on the two properties acquired during the nine months ended September 30, 2016 (dollars in thousands):

		For the three months ended September 30,			For the nine months ended September 30,
		2016			2016
Location	Acquisition Date	Rental Revenue	Earnings		Rental Revenue	Earnings
Salt Lake City, UT	5/26/2016	$358	$(22)		$497	$(143)	(1)
Fort Lauderdale, FL	9/12/2016	106	(60)	(2)	106	(60)	(2)
		$464	$(82)		$603	$(203)

(1)	Includes $0.1 million of non-recurring acquisition costs.

(2)	Includes $0.07 million of non-recurring acquisition costs.

Pro Forma
The following table reflects pro-forma consolidated statements of operations as if the properties acquired during the nine months ended September 30, 2016, were acquired as of January 1, 2015, and the properties acquired during 2015, were acquired as of January 1, 2014. The pro-forma earnings for the nine months ended September 30, 2016 and 2015 were adjusted to assume that the acquisition-related costs were incurred as of the assumed acquisition date (dollars in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
Operating Data:
Total operating revenue	$22,012	$22,463	$66,406	$67,222
Total operating expenses	(15,205)	(13,785)	(42,968)	(41,204)
Other expenses	(6,612)	(8,159)	(21,453)	(24,499)
Net income	195	519	1,985	1,519
Dividends attributable to preferred and senior common stock	(2,256)	(1,286)	(5,050)	(3,818)
Net loss attributable to common stockholders	$(2,061)	$(767)	$(3,065)	$(2,299)
Share and Per Share Data:
Basic and diluted loss per share of common stock - pro forma	$(0.09)	$(0.04)	$(0.13)	$(0.11)
Basic and diluted loss per share of common stock - actual	$(0.10)	$(0.06)	$(0.15)	$(0.13)
Weighted average shares outstanding-basic and diluted	23,509,054	21,403,808	22,915,086	20,820,559
Significant Real Estate Activity on Existing Assets
During the nine months ended September 30, 2016, we executed seven leases, which are summarized below (dollars in thousands):

Location	Lease Commencement Date	Square Footage (unaudited)		Lease Term	Renewal Options	Annualized GAAP Rent	Tenant Improvement	Leasing Commissions
Maple Heights, OH	6/1/2016	40,606	(1)	5.2 Years	2 (3 year)	$109	$—	$34
Bolingbrook, IL	7/1/2016	13,816	(2)	7.2 Years	1 (5 year)	70	69	28
Richmond, VA	N/A	42,213	(3)	3 Years	N/A	228	—	—
Maple Heights, OH	N/A	180,000	(4)	1 Year	N/A	530	60	—
Burnsville, MN	12/1/2016	12,663	(5)	5.3 Years	1 (5 year)	143	—	104
South Hadley, MA	N/A	150,000	(6)	1 Year	1 (1 year)	288	—	7
Bolingbrook, IL	1/2/2017	20,719	(7)	7.3 Years	1 (5 year)	107	204	48

(1)	Tenant's lease is for 11.7% of the building. The building is now 63.5% leased.

(2)	Tenant’s lease is for 24.9% of the building. The building is now 100.0% leased.

(3)	Tenant extended their current lease for an additional 3 years, expiring December 2019.

(4)
Tenant extended their current lease for an additional year, expiring December 2019. The tenant also exercised their contraction right and downsized their square footage. The building is now 63.5% leased.

(5)	Tenant's lease is for 11.0% of the building. The building is now 80.4% leased.

(6)	Tenant extended their current lease for an additional year, expiring February 2018.

(7)	Tenant’s lease is for 37.3% of the building. The building is now 100.0% leased.

On May 31, 2016, we reached a legal settlement with the previous tenant at our currently vacant Newburyport, Massachusetts property to compensate us for deferred capital obligations and repairs they were required to perform during their tenancy. We recognized $0.3 million, recorded in other income on the condensed consolidated statement of operations, related to reimbursed deferred capital obligations, and received $0.9 million as a reimbursement of repairs incurred during the three and nine months ended September 30, 2016 in connection with the legal settlement received, which was recorded net against operating expenses on the condensed consolidated statement of operations.

2015 Real Estate Activity
Investment Activity
During the nine months ended September 30, 2015, we acquired five properties, which are summarized below (dollars in thousands):

Location		Acquisition Date	Square Footage (unaudited)	Lease Term		Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized GAAP Rent	Debt Issued
Richardson, TX	(1)	3/6/2015	155,984	9.5 Years		2 (5 years each)	$24,700	$112	$2,708	$14,573
Birmingham, AL		3/20/2015	30,850	8.5 Years		1 (5 years)	3,648	76	333	N/A
Columbus, OH		5/28/2015	78,033	15.0 Years		2 (5 years each)	7,700	72	637	4,466
Salt Lake City, UT	(1)	5/29/2015	86,409	6.5 Years		1 (5 years)	22,200	149	2,411	13,000
Atlanta, GA	(2)	7/15/2015	78,151	Multiple	(2)	2 (5 years)	13,000	109	1,291	7,540
Total			429,427				$71,248	$518	$7,380	$39,579

(1)	The tenant occupying this property is subject to a gross lease.

(2)	This building is 100% leased to one tenant through two leases. The lease for 30% of the space expires in July 2030 and the lease for the remaining space expires in July 2022.

In accordance with ASC 805, we determined the fair value of the acquired assets and assumed liabilities related to the five properties acquired during the nine months ended September 30, 2015, as follows (in thousands):

Location	Land	Building	Tenant Improvements	In-place Leases	Leasing Costs	Customer Relationships	Above Market Leases	Below Market Leases	Total Purchase Price
Richardson, TX	$2,728	$12,591	$2,781	$2,060	$1,804	$1,929	$807	$—	$24,700
Birmingham, AL	650	1,683	351	458	146	360	—	—	3,648
Columbus, OH	1,338	3,511	1,547	1,144	672	567	—	(1,079)	7,700
Salt Lake City, UT	3,248	11,861	1,268	2,396	981	1,678	821	(53)	22,200
Atlanta, GA	2,271	7,862	916	750	548	723	44	(114)	13,000
	$10,235	$37,508	$6,863	$6,808	$4,151	$5,257	$1,672	$(1,246)	$71,248
Below is a summary of the total revenue and earnings recognized on the five properties acquired during the three and nine months ended September 30, 2015 (dollars in thousands):

		For the three months ended September 30,			For the nine months ended September 30,
		2015			2015
Location	Acquisition Date	Rental Revenue	Earnings (1)		Rental Revenue	Earnings (1)
Richardson, TX	3/6/2015	$656	$(57)		$1,496	$(22)	(1)
Birmingham, AL	3/20/2015	83	(28)		177	6	(2)
Columbus, OH	5/28/2015	177	(28)		244	32	(3)
Salt Lake City, UT	5/29/2015	572	14		780	122	(4)
Atlanta, GA	7/15/2015	274	28	(5)	274	28	(5)
		$1,762	$(71)		$2,971	$166

(1)	Includes $0.1 million of non-recurring acquisition costs.

(2)	Includes $0.08 million of non-recurring acquisition costs.

(3)	Includes $0.07 million of non-recurring acquisition costs.

(4)	Includes $0.1 million of non-recurring acquisition costs.

(5)	Includes $0.1 million of non-recurring acquisition costs.

Leasing Activity
During the nine months ended September 30, 2015, we amended nine of our leases, which are summarized below (dollars in thousands):

Location	New Lease Effective Date	Square Footage (unaudited)		New Lease Term	Renewal Options	Annualized GAAP Rent	Tenant Improvement	Leasing Commissions
Indianapolis, IN	1/1/2015	3,546		8.3 Years	N/A	$64	$64	$28
Indianapolis, IN	2/1/2015	8,275		3.0 Years	N/A	124	—	—
Raleigh, NC	2/1/2015	58,926		5.5 Years	2 (5 year)	711	—	144
Raleigh, NC	2/1/2015	21,300		5.5 Years	2 (5 year)	239	100	32
Columbus, OH	12/1/2016	9,484	(1)	7.1 Years	N/A	1,246	142	29
Raleigh, NC	8/1/2015	86,886	(2)	12.4 Years	2 (5 year)	534	800	398
Indianapolis, IN	8/1/2015	6,903		3 Years	N/A	111	64	16
Baytown, TX	9/18/2015	6,791	(3)	7 Years	2 (5 year)	132	360	71
Indianapolis, IN	10/1/2015	1,427	(4)	3 Years	N/A	22	—	4
		203,538				3,183	1,530	722

(1)	The anchor tenant currently occupying 92.0% of the building will expand into the remaining space, currently occupied by another tenant through November 30, 2016.

(2)	Tenant's lease is for 74.8% of the building. The building is now 93.2% leased.

(3)	Tenant's lease is for 56.6% of the building. The building is now 56.6% leased.

(4)	Tenant's lease is for 1.6% of the building. The building is now 95.9% leased.

Intangible Assets
The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of September 30, 2016 and December 31, 2015, excluding real estate held for sale as of September 30, 2016 and December 31, 2015, respectively (in thousands):

	September 30, 2016		December 31, 2015
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$68,681	$(26,469)	$66,244	$(22,679)
Leasing costs	45,555	(17,320)	44,360	(14,774)
Customer relationships	48,774	(16,456)	46,485	(14,722)
	$163,010	$(60,245)	$157,089	$(52,175)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$10,292	$(7,175)	$10,176	$(6,818)
Below market leases and deferred revenue	(19,813)	8,538	(17,951)	8,294
	$(9,521)	$1,363	$(7,775)	$1,476

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.4 million and $9.9 million for the three and nine months ended September 30, 2016, respectively, and $3.3 million and $9.7 million for the three and nine months ended September 30, 2015, respectively, and is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Total amortization related to above-market lease values was $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, and is included in rental revenue in the condensed consolidated statement of operations. Total amortization related to below-market lease values was $0.3 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2015, respectively, and is included in rental revenue in the condensed consolidated statement of operations.
The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the nine months ended September 30, 2016 and 2015, respectively, were as follows:

Intangible Assets & Liabilities	2016	2015
In-place leases	7.9	11.5
Leasing costs	7.9	11.5
Customer relationships	12.2	16.1
Above market leases	—	17.2
Below market leases	7.9	13.5
All intangible assets & liabilities	9.0	12.9

5. Real Estate Dispositions, Held for Sale, and Impairment Charges
Real Estate Dispositions
On May 16, 2016, we completed the sale of our Dayton, Ohio property for $0.2 million. There was no gain or loss recognized on this sale. We considered this office asset to be non-core to our long term strategy, and we re-deployed the proceeds to pay down outstanding debt.
On August 24, 2016, we completed the sale of our property located in Rock Falls, Illinois, and our two properties located in Angola, Indiana for an aggregate of $3.0 million and recognized a loss of $0.02 million. We considered these industrial assets to be non-core to our long term strategy, and we re-deployed the proceeds to pay down outstanding debt.
Per ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," our 2016 dispositions were not classified as discontinued operations because they do not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results.
The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and nine months ended September 30, 2016, and 2015, respectively (dollars in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2016	2015		2016		2015
Operating revenue	$50	$132		$271		$538
Operating expense	4	702	(1)	193	(2)	872	(1)
Other expense	(10)	(41)		(69)		(155)
Income (loss) from real estate and related assets sold	$36	$(611)		$9		$(489)
(1) Includes a $0.6 million impairment charge on our Dayton, Ohio property.
(2) Includes a $0.04 million impairment charge on our Dayton, Ohio property and a $0.02 million impairment charge on our Angola, IN and Rock Falls, IL properties.

Real Estate Held for Sale
As of September 30, 2016, we classified five properties (located in Montgomery, Alabama, Hazelwood, Missouri, Syracuse, New York, Toledo, Ohio and South Hadley, Massachusetts) as held for sale under the provisions of ASC 360-10, “Property, Plant, and Equipment.” ASC 360-10 requires that the assets and liabilities of any such properties, be presented separately in our condensed consolidated balance sheet in the current period presented, and that we cease recording depreciation and amortization expense. We consider all five of these assets to be non-core to our long term strategy. We have executed sales agreements for the Montgomery, Alabama, Hazelwood, Missouri, and Toledo, Ohio properties, and are actively looking for buyers for the Syracuse, New York and South Hadley, Massachusetts properties. We anticipate the Hazelwood, Missouri property sale will close during second quarter 2017, and we currently anticipate the remaining four properties to sell during the fourth quarter 2016.
Per ASU 2014-08, our assets classified as held for sale were not classified as discontinued operations because they do not represent a strategic shift in our operations, nor will they have a major effect on our operations and financial results.

The table below summarizes the components of income from real estate and related assets held for sale (dollars in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2016		2015	2016		2015
Operating revenue	$362		$357	$1,090		$1,074
Operating expense	1,918	(1)	151	2,426	(2)	484
Other expense	(108)		(138)	(338)		(412)
(Loss) income from real estate and related assets held for sale	$(1,664)		$68	$(1,674)		$178

(1)	Includes $1.8 million impairment charge on our five properties held for sale.

(2)	Includes $2.0 million impairment charge on our five properties held for sale.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheet (dollars in thousands):

	September 30, 2016	December 31, 2015
ASSETS HELD FOR SALE
Real estate, at cost	$15,051	$1,899
Less: accumulated depreciation	3,904	846
Total real estate held for sale, net	11,147	1,053
Lease intangibles, net	299	—
Deferred rent receivable, net	297	—
Other assets	5	24
TOTAL ASSETS HELD FOR SALE	$11,748	$1,077
LIABILITIES HELD FOR SALE
Deferred rent liability, net	$239	$—
Asset retirement obligation	449	75
Accounts payable and accrued expenses	—	1
Other liabilities	—	792
TOTAL LIABILITIES HELD FOR SALE	$688	$868

Impairment Charges
We performed an evaluation and analysis on our held for sale properties and recorded impairment charges of $1.8 million and $2.0 million for the three and nine months ended September 30, 2016, and $0.6 million for both the three and nine months ended September 30, 2015, respectively. We recognized impairment charges of $0.04 million on our Dayton, Ohio property and $0.02 million on our Angola, Indiana and Rock Falls, Illinois properties, which were sold during the nine months ended September 30, 2016. We also recognized $0.2 million, $0.7 million and $1.1 million of impairment charges on our Montgomery, Alabama, Hazelwood, Missouri and South Hadley, Massachusetts properties, respectively, which are all classified as held for sale in the accompanying condensed consolidated balance sheet, during the nine months ended September 30, 2016. We recognized impairment on these assets as the hold period for these assets was shortened when they met the definition of held for sale.
We recognized $0.6 million of impairment charges on our Dayton, Ohio property during the nine months ended September 30, 2015. This property was sold in May 2016.
The fair values for the above properties were calculated using Level 3 inputs which were calculated using an estimated sales price, less estimated costs to sell. The estimated sales price was determined using an executed purchase and sale agreement, auction house price ranges and real estate broker guidance.
6. Mortgage Note Receivable
On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Subsequently, on April 14, 2015, we closed an additional $0.3 million interim financing loan for the development of the Phoenix, Arizona property. Construction was completed in July 2015 and we earned 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we were granted a right of first offer to purchase the property at fair value. We elected not to purchase the property, and received an exit fee upon maturity of the loan in an amount sufficient for us to earn an internal rate of return of 22.0% on the second mortgage development loan, inclusive of interest earned. We recognized $0.4 million in both cash interest income and exit fee revenue during the nine months ended September 30, 2016. We recognized $0.3 million and $0.8 million, respectively, in both cash interest income and exit fee revenue during the three and nine months ended September 30, 2015, respectively. The principal balance of the loans and all associated interest and exit fee revenue was received in January 2016. We currently have no mortgage notes receivable outstanding.

7. Mortgage Notes Payable, Line of Credit and Term Loan Facility
Our mortgage notes payable and line of credit as of September 30, 2016 and December 31, 2015 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	September 30, 2016		September 30, 2016	December 31, 2015	September 30, 2016	(4)	September 30, 2016
Mortgage and Other Secured Loans:
Fixed rate mortgage loans	54		$385,102	$427,334	(1)		(2)
Variable rate mortgage loans	17		64,161	33,044	(3)		(2)
Premiums and discounts, net	-		247	392	N/A		N/A
Deferred financing costs, mortgage loans, net	-		(4,988)	(4,907)	N/A		N/A
Total Mortgage Notes Payable, net	71		$444,522	$455,863	(5)
Variable rate Line of Credit	25	(6)	47,300	45,300	LIBOR + 2.50%		8/7/2018
Deferred financing costs, line of credit	-		(528)	(709)	N/A		N/A
Total Line of Credit, net	25		$46,772	$44,591
Variable rate Term Loan Facility	-		25,000	25,000	LIBOR + 2.45%		10/5/2020
Deferred financing costs, term loan facility	-		(108)	(122)	N/A		N/A
Total Term Loan Facility, net	N/A		$24,892	$24,878
Total Mortgage Notes Payable, Line of Credit and Term Loan Facility	96		$516,186	$525,332

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.75% to 6.63%.

(2)	We have 43 mortgage notes payable with maturity dates ranging from 12/1/2016 through 7/1/2045.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.15% to one month LIBOR + 2.75%. At September 30, 2016, one month LIBOR was approximately 0.53%.

(4)	The weighted average interest rate on all debt outstanding at September 30, 2016 was approximately 4.47%.

(5)	The weighted average interest rate on the mortgage notes outstanding at September 30, 2016 was approximately 4.71%.

(6)	The amount we may draw under our line of credit and term loan facility is based on a percentage of the fair value of a combined pool of 25 unencumbered properties as of September 30, 2016.
N/A - Not Applicable

Mortgage Notes Payable
As of September 30, 2016, we had 43 mortgage notes payable, collateralized by a total of 71 properties with a net book value of $638.5 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. Gladstone Commercial Corporation has full recourse for $7.4 million of the mortgages notes payable outstanding, or 1.7% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.
During the nine months ended September 30, 2016, we repaid 6 mortgages, collateralized by 12 properties, and issued 5 long-term mortgages, collateralized by 10 properties, which are summarized below (dollars in thousands):

Date of Issuance/Repayment	Issuing Bank	New Debt Issued	Interest Rate		Maturity Date	Principal Balance Repaid	Previous Interest Rate
3/1/2016	Key Bank	$18,475	LIBOR + 2.35%	(1)	3/1/2023	$21,197	6.14%
4/22/2016	Great Southern Bank	9,530	LIBOR + 2.75%	(2)	4/22/2019	3,667	6.25%
4/28/2016	N/A	N/A	N/A	(3)	N/A	22,510	6.34%
5/26/2016	Prudential	9,900	4.684%	(4)	6/1/2026	N/A	N/A
9/1/2016	N/A	N/A	N/A	(5)	N/A	12,677	5.76%
9/12/2016	Union Fidelity Life Insurance Company	14,100	4.25%	(6)	10/5/2026	N/A	N/A
9/30/2016	Huntington Bank	4,000	LIBOR + 2.50%	(7)	9/30/2018	N/A	N/A

(1)
We refinanced maturing debt on our Chalfont, Pennsylvania, Big Flats, New York and Franklin and Eatontown, New Jersey properties, which was originally set to mature during second quarter 2016. We entered into an interest rate cap agreement with Key Bank, which caps LIBOR at 3% through March 1, 2019.

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

(4)	We borrowed $9.9 million to acquire the property in Salt Lake City, Utah.

(5)
We repaid our $12.7 million mortgage on our Lexington, North Carolina, Arlington, Texas and San Antonio, Texas properties that was originally set to mature on December 1, 2016. We repaid this mortgage using existing cash on hand and borrowings from our line of credit.

(6)	We borrowed $14.1 million to acquire the property in Fort Lauderdale, Florida.

(7)
We obtained financing for our Maple Heights, Ohio property, which was previously in the unencumbered pool of assets on our line of credit. We entered into an interest rate cap agreement with Huntington Bank, which caps LIBOR at 2.5% through September 30, 2019.

We made payments of $0.4 million and $1.0 million for deferred financing costs during the three and nine months ended September 30, 2016, respectively, and payments of $0.3 million and $1.2 million during the three and nine months ended September 30, 2015, respectively.

Scheduled principal payments of mortgage notes payable for the remainder of 2016, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Three Months Ending December 31, 2016	$10,213
2017	70,441
2018	46,367
2019	45,818
2020	12,280
2021	24,507
Thereafter	239,637
Total	$449,263	(1)

(1) This figure does not include $0.2 million of premiums and (discounts), net and $5.0 million of deferred financing costs, which are reflected in mortgage notes payable on the condensed consolidated balance sheet.
Interest Rate Cap Agreements
We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate notes payable. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2016 and December 31, 2015, our interest rate cap agreements were valued using Level 2 inputs.
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

				September 30, 2016		December 31, 2015
Interest Rate Cap	LIBOR Cap	Maturity Date	Cost	Notional Amount	Fair Value	Notional Amount	Fair Value
11/2013	3.00%	12/2016	$31	$8,200	$—	$8,200	$—
7/2015	3.00%	7/2018	68	20,709	—	21,204	14
12/2015	3.00%	12/2020	52	3,574	5	3,640	26
3/2016	3.00%	03/2019	33	18,260	2	—	—
4/2016	2.50%	04/2019	27	9,441	2	—	—
9/2016	2.50%	9/2019	46	4,000	46	—	—
			$257	$64,184	$55	$33,044	$40
The fair value of all mortgage notes payable outstanding as of September 30, 2016 was $454.6 million, as compared to the carrying value stated above of $449.3 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Line of Credit and Term Loan Facility
In August 2013, we procured a senior unsecured revolving credit facility, or the Line of Credit, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent). On October 5, 2015, we expanded our Line of Credit to $85.0 million, extended the maturity date one-year through August 2018, with a one year extension option through August 2019 and entered into a $25.0 million Term Loan Facility (discussed below). The interest rate on the Line of Credit was also reduced by 25 basis points at each of the leverage tiers.
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
The total maximum commitment under the two facilities, including the Line of Credit and Term Loan Facility is $150.0 million. The bank syndicate is comprised of KeyBank, Comerica Bank, Fifth Third Bank, US Bank and Huntington Bank.
As of September 30, 2016, there was $72.3 million outstanding under our Line of Credit and Term Loan Facility at a weighted average interest rate of approximately 3.01% and $2.5 million outstanding under letters of credit at a weighted average interest rate of 2.5%. As of September 30, 2016, the maximum additional amount we could draw under the Line of Credit was $27.4 million. We were in compliance with all covenants under the Line of Credit and Term Loan Facility as of September 30, 2016.
The amount outstanding under the Line of Credit and Term Loan Facility approximates fair value as of September 30, 2016, as the debt is variable rate.
8. Mandatorily Redeemable Term Preferred Stock
In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share, or the Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million. The shares of the Term Preferred Stock had a mandatory redemption date of January 31, 2017.
During the nine months ended September 30, 2016, we redeemed all outstanding shares of the Term Preferred Stock. Accordingly, we wrote-off unamortized offering costs of $0.06 million and $0.2 million during the three and nine months ended September 30, 2016, respectively, which were recorded to interest expense in our condensed consolidated statements of operations.
The Term Preferred Stock was recorded as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the condensed consolidated statements of operations.

9. Commitments and Contingencies
Ground Leases
We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of September 30, 2016, are as follows (dollars in thousands):

		For the three months ending December 31,	For the year ending December 31,
Location	Lease End Date	2016	2017	2018	2019	2020	Thereafter
Tulsa, OK	Apr-21	$42	$169	$169	$169	$169	$85
Springfield, MA	Feb-30	21	89	90	90	90	884
Dartmouth, MA	May-36	44	174	174	174	174	3,126
Salt Lake City, UT	Nov-40	7	30	31	32	33	853
		$114	$462	$464	$465	$466	$4,948

Expenses recorded in connection to rental expense incurred for the properties listed above during the three and nine months ended September 30, 2016 were $0.1 million and $0.4 million, respectively, and during the three and nine months ended September 30, 2015 were $0.1 million and $0.3 million, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.
Letters of Credit
As of September 30, 2016, there was $2.5 million outstanding under letters of credit. These letters of credit are not reflected on our consolidated balance sheet.
10. Stockholders’ and Mezzanine Equity

Stockholders' Equity
The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2016 (dollars in thousands):

	Shares Issued and Retired
	Preferred Stock Series A and B	Common Stock	Senior Common Stock	Preferred Stock Series A and B	Senior Common Stock	Common Stock	Additional Paid in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2015	2,150,000	22,485,607	972,214	$2	$1	$22	$418,897	$(185,051)	$233,871
Issuance of preferred stock series A and B and common stock, net	114,000	1,115,546	—	—	—	2	21,417	—	21,419
Retirement of senior common stock	—	—	(12,662)	—	—	—	(178)	—	(178)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	(30,862)	(30,862)
Net income	—	—	—	—	—	—	—	1,665	1,665
Balance at September 30, 2016	2,264,000	23,601,153	959,552	$2	$1	$24	$440,136	$(214,248)	$225,915

Distributions
We paid the following distributions per share for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,			For the nine months ended September 30,
	2016		2015	2016		2015
Common Stock	$0.375		$0.375	$1.125		$1.125
Senior Common Stock	0.2625		0.2625	0.7875		0.7875
Series A Preferred Stock	0.4843749		0.4843749	1.4531247		1.4531247
Series B Preferred Stock	0.4688		0.4688	1.4063		1.4063
Series C Preferred Stock	0.2424	(1)	0.4453	1.1330	(1)	1.3359
Series D Preferred Stock	0.4375		—	0.6163		—

(1)	We fully redeemed our Series C Preferred Stock on August 19, 2016, and paid all outstanding shareholders a prorated dividend for the month of August.

Recent Activity
Common Stock ATM Program
During the nine months ended September 30, 2016, we sold 65,000 shares of common stock, raising $0.9 million in net proceeds under our previous common stock ATM program with Cantor Fitzgerald & Co., or Cantor Fitzgerald. In February 2016, we amended our common ATM program, or the Amended Common ATM, with Cantor Fitzgerald. The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald, to $160.0 million. All other terms of the common ATM program remained unchanged. During the nine months ended September 30, 2016, we sold an additional 1.1 million shares of common stock, raising $17.7 million in net proceeds under our Amended Common ATM. As of September 30, 2016, we had a remaining capacity to sell up to $141.1 million of common stock under the Amended Common ATM.
Preferred Stock ATM Programs
Series A and B Preferred Stock: In February 2016, we entered into an open market sales agreement, or the Series A and B Preferred ATM, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred, and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock, or the Series B Preferred, having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the nine months ended September 30, 2016, we sold 114,000 shares of our Series B Preferred for net proceeds of $2.8 million. As of September 30, 2016, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM.
Mezzanine Equity
Series D Preferred Stock: During the nine months ended September 30, 2016, we entered into purchase agreements with certain institutional investors and broker dealers whereby we agreed to sell a total of 2,273,725 shares of our 7.00% Series D Cumulative Redeemable Preferred Stock, par value $0.001 per share or the Series D Preferred, with a liquidation preference of $25.00 per share, in registered direct placements. Our total net proceeds from these offerings, after deducting offering expenses, were $55.1 million. The proceeds were used to redeem $38.5 million of our Term Preferred Stock, which represents all of our then outstanding shares of such stock, with the remainder used to repay outstanding debt. The Series D Preferred is classified as mezzanine equity in our condensed consolidated balance sheet because it is redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 "Distinguishing Liabilities from Equity," which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company outside of our control is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. We will periodically evaluate the likelihood that a change of control greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control greater than 50% is remote.
Series D Preferred Stock ATM: In June 2016, we entered into an open market sales agreement, or the Series D Preferred ATM, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our Series D Preferred, having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the nine months ended September 30, 2016, we sold 502,000 shares of our Series D Preferred for net proceeds of $12.5 million. As of September 30, 2016, we had a remaining capacity to sell up to $37.3 million of Series D Preferred under the Series D Preferred ATM.

11. Subsequent Events
Distributions
On October 11, 2016, our Board of Directors declared the following monthly distributions for the months of October, November and December of 2016:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series D Preferred Distributions per Share
October 21, 2016	October 31, 2016	$0.125	$0.1614583	$0.15625	$0.1458333
November 17, 2016	November 30, 2016	0.125	0.1614583	0.15625	0.1458333
December 20, 2016	December 30, 2016	0.125	0.1614583	0.15625	0.1458333
Total		$0.375	$0.4843749	$0.46875	$0.4375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
October	November 7, 2016	$0.0875
November	December 7, 2016	0.0875
December	January 9, 2017	0.0875
Total		$0.2625
Leasing Activity
On October 10, 2016, we entered into a lease amendment with the tenant occupying our Vance, Alabama property. We agreed to fund a $7.0 million expansion which would add 75,000 square feet to our property, bringing the property to a total of 245,000 square feet. Upon completion of the expansion project, we will enter into a new 10-year lease.
On October 18, 2016, we extended the lease with the tenant occupying our property located in Wichita, Kansas. The lease covering this property was extended for an additional five years through September 30, 2022. The lease was originally set to expire on September 30, 2017. The lease provides for prescribed rent escalations over its life, with annualized straight line rents of approximately$0.8 million. In connection with the extension of the lease and modification of certain terms of the lease, we committed to $0.3 million in tenant improvements.
Officer Appointment
On October 19, 2016, our Board of Directors appointed Michael Sodo to the office of Chief Financial Officer, effective November 1, 2016.

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
As of October 31, 2016:

•	we owned 97 properties totaling 11.0 million square feet in 24 states;

•	our occupancy rate was 97.7%;

•	the weighted average remaining term of our mortgage debt was 6.4 years and the weighted average interest rate was 4.71%; and

•	the average remaining lease term of the portfolio was 7.9 years.

Business Environment
In the United States, vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. In fact, vacancy rates in many markets have been reduced to levels seen at the peak before the most recent recession and rental rates have increased in many primary and secondary markets. This condition has led to a rise in construction activity for both office and industrial properties in many markets; however, vacancy rates in certain secondary and tertiary markets are still higher than pre-recession levels as job growth has yet to return to all areas of the country even though the published unemployment rate has dropped over the past 12 months. Interest rates have been volatile since the beginning of the year and although interest rates are still relatively low, lenders have increased their required spreads and overall financing costs for fixed rate mortgages appear to be on the rise. At the beginning of the year several research firm surveys reflected that the current real estate cycle may be peaking and that publicly traded real estate investment trusts could be net sellers. Through the first nine months of the year, statistics from reputed international investment sales companies reflect that overall investment volume is reported to be down by as much as 20% compared to the same period in 2015.

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
We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties. Currently, we only have one fully vacant building, which is located in Newburyport, Massachusetts, and a total of five partially vacant buildings.
We have three expiring leases in 2017, which accounts for 0.7% of rental income recognized during the nine months ended September 30, 2016 and three expiring leases in 2018, which accounts for 1.3% of rental income recognized during the nine months ended September 30, 2016.
Our available vacant space at September 30, 2016 represents 2.3% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $0.7 million. We continue to actively seek new tenants for these properties.
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
In addition to obtaining funds through borrowing, we have been active in the equity markets during the nine months ended September 30, 2016. We have issued shares of both common and preferred stock through our at-the-market programs, or ATM Programs, pursuant to our open market sale agreements with Cantor Fitzgerald, discussed in more detail below and completed an underwritten offering of Series D Preferred.

Recent Developments
2016 Investment Activity

During the nine months ended September 30, 2016, we acquired two properties, which are summarized below (dollars in thousands):

Location	Acquisition Date	Square Footage (unaudited)	Lease Term	Renewal Options	Total Purchase Price	Acquisition Expenses	Annualized GAAP Rent	Debt Issued
Salt Lake City, UT	5/26/2016	107,062	6 Years	2 (3 Years and 2 Years)	$17,000	$105	$1,393	$9,900
Fort Lauderdale, FL	9/12/2016	119,224	9 Years	2 (5 Years)	23,900	74	1,974	14,100
Total		226,286			$40,900	$179	$3,367	$24,000

During 2016, we continued to execute our capital recycling program, whereby we opportunistically sell properties outside of our core markets, and redeploy proceeds to fund property acquisitions located in our target secondary growth markets. During the nine months ended September 30, 2016, we sold four non-core properties, and applied the proceeds towards outstanding debt, and property acquisitions. We will continue to sell non-core properties under advantageous circumstances.

2016 Financing Activity
During the nine months ended September 30, 2016, we repaid 6 mortgages, collateralized by 12 properties, and issued 5 long-term mortgages, collateralized by 10 properties, which are summarized below (dollars in thousands):

Date of Issuance/Repayment	Issuing Bank	New Debt Issued	Interest Rate		Maturity Date	Principal Balance Repaid	Previous Interest Rate
3/1/2016	Key Bank	$18,475	LIBOR + 2.35%	(1)	3/1/2023	$21,197	6.14%
4/22/2016	Great Southern Bank	9,530	LIBOR + 2.75%	(2)	4/22/2019	3,667	6.25%
4/28/2016	N/A	N/A	N/A	(3)	N/A	22,510,000	6.34%
5/26/2016	Prudential	9,900	4.684%	(4)	6/1/2026	N/A	N/A
9/1/2016	N/A	N/A	N/A	(5)	N/A	12,677,000	5.76%
9/12/2016	Union Fidelity Life Insurance Company	14,100	4.25%	(6)	10/5/2026	N/A	N/A
9/30/2016	Huntington Bank	4,000	LIBOR + 2.50%	(7)	9/30/2018	N/A	N/A

(1)
We refinanced maturing debt on our Chalfont, Pennsylvania, Big Flats, New York and Franklin and Eatontown, New Jersey properties, which was originally set to mature during second quarter 2016. We entered into an interest rate cap agreement with Key Bank, which caps LIBOR at 3% through March 1, 2019.

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

(4)	We borrowed $9.9 million to acquire the property in Salt Lake City, Utah.

(5)
We repaid our $12.7 million mortgage on our Lexington, North Carolina, Arlington, Texas and San Antonio, Texas properties that was originally set to mature on December 1, 2016. We repaid this mortgage using existing cash on hand and borrowings from our line of credit.

(6)	We borrowed $14.1 million to acquire the property in Fort Lauderdale, Florida.

(7)
We obtained financing for our Maple Heights, Ohio property, which was previously in the unencumbered pool of assets on our line of credit. We entered into an interest rate cap agreement with Huntington Bank, which caps LIBOR at 2.5% through September 30, 2019.

2016 Leasing Activities
We have executed eight leases, which are summarized below (dollars in thousands):

Location	Lease Commencement Date	Square Footage (unaudited)		Lease Term	Renewal Options	Annualized GAAP Rent	Tenant Improvement	Leasing Commissions
Maple Heights, OH	6/1/2016	40,606	(1)	5.2 Years	2 (3 year)	$109	$—	$34
Bolingbrook, IL	7/1/2016	13,816	(2)	7.2 Years	1 (5 year)	70	69	28
Richmond, VA	N/A	42,213	(3)	3 Years	N/A	228	—	—
Maple Heights, OH	N/A	180,000	(4)	1 Year	N/A	530	60	—
Burnsville, MN	12/1/2016	12,663	(5)	5.3 Years	1 (5 year)	143	—	104
South Hadley, MA	N/A	150,000	(6)	1 Year	1 (1 year)	288	—	7
Bolingbrook, IL	1/2/2017	20,719	(7)	7.3 Years	1 (5 year)	107	204	48
Wichita, KS	N/A	69,287	(8)	5 Years	2 (5 year)	779	250	5

(1)	Tenant's lease is for 11.7% of the building. The building is now 63.5% leased.

(2)	Tenant’s lease is for 24.9% of the building. The building is now 100.0% leased.

(3)	Tenant extended their current lease for an additional 3 years, expiring December 2019.

(4)
Tenant extended their current lease for an additional year, expiring December 2019. The tenant also exercised their contraction right and downsized their square footage. The building is now 63.5% leased.

(5)	Tenant's lease is for 11.0% of the building. The building is now 80.4% leased.

(6)	Tenant extended their current lease for an additional year, expiring February 2018.

(7)	Tenant’s lease is for 37.3% of the building. The building is now 100.0% leased.

(8)	Tenant extended their current lease for an additional 5 years, expiring September 2022.

2016 Equity Activities
Series D Preferred Stock Offering: During the nine months ended September 30, 2016, we entered into purchase agreements with certain institutional investors and broker dealers whereby we agreed to sell a total of 2,273,725 shares of our 7.00% Series D Cumulative Redeemable Preferred Stock, par value $0.001 per share or the Series D Preferred, with a liquidation preference of $25.00 per share, in registered direct placements. Our total net proceeds from these offerings, after deducting offering expenses, were $55.1 million. The proceeds were used to redeem $38.5 million of our Term Preferred Stock, which represents all of our then outstanding shares of such stock, with the remainder used to repay outstanding debt.
Common Stock ATM Program: During the nine months ended September 30, 2016, we sold 65,000 shares of common stock, raising $0.9 million in net proceeds under our previous common stock ATM program with Cantor Fitzgerald. In February 2016, we amended our common stock ATM program, or the Amended Common ATM, with Cantor Fitzgerald. The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald, to $160.0 million. During the nine months ended September 30, 2016, we sold an additional 1.1 million shares of common stock, raising $17.7 million in net proceeds under our Amended Common ATM. All other terms of the common ATM program remained unchanged. As of September 30, 2016, we had a remaining capacity to sell up to $141.1 million of common stock under the Amended Common ATM.
Preferred ATM Programs:
Series A and B Preferred Stock: In February 2016, we entered into an open market sales agreement, or the Series A and B Preferred ATM, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred, and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock, or the Series B Preferred, having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the nine months ended September 30, 2016, we sold 114,000 shares of our Series B Preferred for net proceeds of $2.8 million. As of September 30, 2016, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM.
Series D Preferred Stock: In June 2016, we entered into an open market sales agreement, or the Series D Preferred ATM, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our Series D Preferred, having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the nine months ended September 30, 2016, we sold 502,000 shares of our Series D Preferred for net proceeds of $12.5 million. As of September 30, 2016, we had a remaining capacity to sell up to $37.3 million of Series D Preferred under the Series D Preferred ATM.
Series C Term Preferred Stock Redemption: During June 2016, we redeemed 1,000,000 shares of our 7.125% Series C Cumulative Term Preferred Stock, or Term Preferred Stock, at a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends. On August 19, 2016, we redeemed the remaining 540,000 outstanding shares of our Term Preferred Stock at a redemption price of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends. The Term Preferred Stock was originally set to mature in January 2017.

Diversity of Our Portfolio
Our Adviser seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the nine months ended September 30, 2016, our largest tenant comprised only 5.7% of total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the three and nine months ended September 30, 2016 and 2015, respectively (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2016		2015		2016		2015
Industry Classification	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue
Telecommunications	$3,384	16.0%	$3,200	15.6%	$9,943	15.9%	$9,528	15.8%
Healthcare	3,379	15.9	3,302	16.0	10,163	16.2	9,129	15.2
Automobile	2,639	12.4	2,635	12.8	7,910	12.6	7,907	13.2
Diversified/Conglomerate Services	1,987	9.4	1,186	5.7	5,929	9.4	3,524	5.9
Diversified/Conglomerate Manufacturing	1,205	5.7	1,099	5.3	3,504	5.6	3,152	5.3
Electronics	1,082	5.1	1,139	5.5	3,246	5.2	3,539	5.9
Information Technology	946	4.5	572	2.8	2,261	3.6	780	1.3
Personal, Food & Miscellaneous Services	892	4.2	1,576	7.6	2,677	4.3	4,730	7.9
Chemicals, Plastics & Rubber	775	3.7	789	3.8	2,335	3.7	2,367	3.9
Containers, Packaging & Glass	682	3.2	521	2.5	2,019	3.2	1,563	2.6
Personal & Non-Durable Consumer Products	658	3.1	656	3.2	1,970	3.1	1,972	3.3
Machinery	644	3.0	772	3.7	2,007	3.2	2,317	3.9
Banking	614	2.9	563	2.7	1,839	2.9	1,142	1.9
Childcare	556	2.6	556	2.7	1,667	2.7	1,667	2.8
Buildings and Real Estate	550	2.6	548	2.7	1,646	2.6	1,643	2.7
Beverage, Food & Tobacco	525	2.5	525	2.5	1,577	2.5	1,953	3.3
Printing & Publishing	391	1.8	391	1.9	1,170	1.9	1,170	2.0
Education	164	0.8	164	0.8	492	0.8	492	0.8
Home & Office Furnishings	132	0.6	132	0.6	397	0.6	397	0.7
Oil & Gas	—	—	327	1.6	—	—	981	1.6
	$21,205	100.0%	$20,653	100.0%	$62,752	100.0%	$59,953	100.0%
The table below reflects the breakdown of total rental income by state for the three and nine months ended September 30, 2016 and 2015, respectively (dollars in thousands):

State	Rental Revenue for the three months ended September 30, 2016	% of Base Rent	Number of Leases for the three months ended September 30, 2016	Rental Revenue for the three months ended September 30, 2015	% of Base Rent	Number of Leases for the three months ended September 30, 2015
Texas	$3,722	17.6%	12	$3,690	17.9%	11
Ohio	2,385	11.2	15	2,621	12.7	17
Pennsylvania	1,678	7.9	6	1,655	8.0	6
North Carolina	1,499	7.1	8	1,397	6.8	7
Georgia	1,194	5.6	6	992	4.8	5
South Carolina	1,153	5.4	2	1,115	5.4	2
Michigan	1,074	5.1	4	1,074	5.2	4
Minnesota	843	4.0	4	819	4.0	3
Colorado	813	3.8	3	813	3.9	3
New Jersey	800	3.8	4	798	3.9	4
All Other States	6,044	28.5	34	5,679	27.4	34
Total	$21,205	100.0%	98	$20,653	100.0%	96

State	Rental Revenue for the nine months ended September 30, 2016	% of Base Rent	Number of Leases for the nine months ended September 30, 2016	Rental Revenue for the nine months ended September 30, 2015	% of Base Rent	Number of Leases for the nine months ended September 30, 2015
Texas	$11,157	17.8%	12	$10,588	17.7%	11
Ohio	7,152	11.4	15	7,675	12.8	17
Pennsylvania	5,035	8.0	6	4,967	8.3	6
North Carolina	4,382	7.0	8	4,044	6.7	7
Georgia	3,578	5.7	6	2,429	4.1	5
South Carolina	3,459	5.5	2	3,346	5.6	2
Michigan	3,221	5.1	4	3,221	5.4	4
Minnesota	2,531	4.0	4	2,456	4.1	3
Colorado	2,439	3.9	3	2,438	4.1	3
New Jersey	2,399	3.8	4	2,397	4.0	4
All Other States	17,399	27.8	34	16,392	27.2	34
Total	$62,752	100.0%	98	$59,953	100.0%	96

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

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland. With the exception of Ms. Danielle Jones, our chief financial officer through November 1, 2016, and Mr. Michael Sodo, our incoming chief financial officer effective November 1, 2016, Mr. Jay Beckhorn, our treasurer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of Mr. Cutlip, Ms. Jones and Mr. Sodo, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land Corporation. In the future, our Adviser may provide investment advisory services to other companies, both public and private.
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
Advisory Agreement
On July 24, 2015, we entered into a second amended and restated advisory agreement, or the Second Amended Advisory Agreement, with the Adviser that was effective July 1, 2015. We subsequently entered into a third amended and restated advisory agreement with the Adviser on July 12, 2016 that was effective July 1, 2016, or the Advisory Agreement. Our entrance into each of the amended agreements was approved unanimously by our Board of Directors.

Effective July 1, 2015, the calculation of the annual base management fee was revised to equal 1.5% of our total stockholders’ equity, (before giving effect to the base management and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges), adjusted for any one-time events and certain non-cash items (only after approval of our Compensation Committee), or adjusted total stockholders’ equity. The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure. Effective July 1, 2016, the definition of adjusted stockholders' equity was redefined to include total mezzanine equity, in the calculation of both the base management and incentive fee. All other provisions of the Second Amended Advisory Agreement remained unchanged.
Effective July 1, 2015, the calculation of the annual incentive fee was revised to reward the Adviser if our quarterly Core FFO (defined below), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0%, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee), or the hurdle amount. The Adviser receives 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the hurdle amount. However, in no event shall the incentive fee for a particular quarter exceed the average quarterly incentive fee paid by us for the previous four quarters by greater than 15.0% (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.
A capital gains-based incentive fee was instituted that is calculated and payable in arrears as of the end of each fiscal year (or upon termination). In determining the capital gain fee, we calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount.
The Advisory Agreement includes a termination fee where, in the event of a termination without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the agreement after the Company has defaulted and applicable cure periods have expired. The agreement may also be terminated for cause (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions of the Agreement, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.
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
Critical Accounting Policies
The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our condensed consolidated financial statements in our 2015 Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2016; however we issued mezzanine equity during the nine months ended September 30, 2016, which is further described in Note 10 of the accompanying condensed consolidated financial statements.

Results of Operations
The weighted average yield on our total portfolio, which was 8.6% as of September 30, 2016 and 8.7% as of September 30, 2015, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition since inception as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2016 and 2015 is below (dollars in thousands, except per share amounts):

	For the three months ended September 30,
	2016	2015		$ Change	% Change
Operating revenues
Rental revenue	$21,205	$20,653		$552	2.7%
Tenant recovery revenue	384	437		(53)	(12.1)%
Interest income from mortgage note receivable	—	285		(285)	(100.0)%
Total operating revenues	21,589	21,375		214	1.0%
Operating expenses
Depreciation and amortization	9,459	9,006		453	5.0%
Property operating expenses	1,410	1,612		(202)	(12.5)%
Acquisition related expenses	149	138		11	8.0%
Base management fee	1,072	872		200	22.9%
Incentive fee	564	621		(57)	(9.2)%
Administration fee	311	326		(15)	(4.6)%
General and administrative	421	446		(25)	(5.6)%
Impairment charge	1,786	622		1,164	187.1%
Total operating expenses	15,172	13,643		1,529	11.2%
Other (expense) income
Interest expense	(6,338)	(7,142)		804	(11.3)%
Distributions attributable to Series C mandatorily redeemable preferred stock	(131)	(686)		555	(80.9)%
Loss on sale of real estate	(24)	—		(24)	NM
Other income	3	—		3	NM
Total other expense, net	(6,490)	(7,828)		1,338	(17.1)%
Net loss	(73)	(96)		23	(24.0)%
Distributions attributable to Series A, B and D preferred stock	(2,002)	(1,023)		(979)	95.7%
Distributions attributable to senior common stock	(254)	(263)		9	(3.4)%
Net loss attributable to common stockholders	$(2,329)	$(1,382)		$(947)	68.5%
Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	$(0.10)	$(0.06)		$(0.04)	66.7%
FFO available to common stockholders - basic	$8,916	$8,246		$670	8.1%
Loss per weighted average share of common stock - basic & diluted	$(0.10)	$(0.06)		$(0.04)	66.7%
FFO per weighted average share of common stock - basic	$0.38	$0.39		$(0.01)	(2.6)%
FFO per weighted average share of common stock - diluted	$0.38	$0.38	(1)	$—	—%

(1)
Diluted FFO available to common stockholders was not previously adjusted for the income impact of the assumed conversion of senior common stock, in accordance with ASC 260 (“Earnings per Share”). This adjustment has increased Diluted FFO available to common stockholders for the three months ended September 30, 2015 by $0.01 per share.

NM - Not meaningful

	For the nine months ended September 30,
	2016	2015		$ Change	% Change
Operating revenues
Rental revenue	$62,752	$59,953		$2,799	4.7%
Tenant recovery revenue	1,226	1,195		31	2.6%
Interest income from mortgage note receivable	385	835		(450)	(53.9)%
Total operating revenues	64,363	61,983		2,380	3.8%
Operating expenses
Depreciation and amortization	27,796	26,160		1,636	6.3%
Property operating expenses	4,455	3,752		703	18.7%
Acquisition related expenses	275	589		(314)	(53.3)%
Base management fee	2,789	2,589		200	7.7%
Incentive fee	1,837	4,054		(2,217)	(54.7)%
Administration fee	1,086	1,054		32	3.0%
General and administrative	1,607	1,675		(68)	(4.1)%
Impairment charge	2,016	622		1,394	224.1%
Total operating expenses before credit to incentive fee	41,861	40,495		1,366	3.4%
Credit to incentive fee	—	(2,500)		2,500	(100.0)%
Total operating expenses	41,861	37,995		3,866	10.2%
Other (expense) income
Interest expense	(19,648)	(20,912)		1,264	(6.0)%
Distributions attributable to Series C mandatorily redeemable preferred stock	(1,502)	(2,057)		555	(27.0)%
Loss on sale of real estate	(24)	—		(24)	NM
Other income	337	11		326	2,963.6%
Total other expense, net	(20,837)	(22,958)		2,121	(9.2)%
Net income	1,665	1,030		635	61.7%
Distributions attributable to Series A, B and D preferred stock	(4,292)	(3,070)		(1,222)	39.8%
Distributions attributable to senior common stock	(758)	(748)		(10)	1.3%
Net loss attributable to common stockholders	$(3,385)	$(2,788)		$(597)	21.4%
Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	(0.15)	(0.13)		$(0.02)	15.4%
FFO available to common stockholders - basic	$26,427	$23,994		$2,433	10.1%
Loss per weighted average share of common stock - basic & diluted	$(0.15)	$(0.13)		$(0.02)	15.4%
FFO per weighted average share of common stock - basic	$1.15	$1.15		$—	—%
FFO per weighted average share of common stock - diluted	$1.15	$1.14	(1)	$0.01	0.9%

(1)
Diluted FFO available to common stockholders was not previously adjusted for the income impact of the assumed conversion of senior common stock, in accordance with ASC 260 (“Earnings per Share”). This adjustment has increased Diluted FFO available to common stockholders for the nine months ended September 30, 2015 by $0.03 per share.

NM - Not meaningful

Same Store Analysis
For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2015, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2014. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2015.
Operating Revenues

	For the three months ended September 30,
	(Dollars in Thousands)
Rental Revenues	2016	2015	$ Change	% Change
Same Store Properties	$17,568	$17,463	$105	0.6%
Acquired & Disposed Properties	2,855	2,407	448	18.6%
Properties with Vacancy	782	783	(1)	(0.1)%
	$21,205	$20,653	$552	2.7%

	For the nine months ended September 30,
	(Dollars in Thousands)
Rental Revenues	2016	2015	$ Change	% Change
Same Store Properties	$52,726	$52,385	$341	0.7%
Acquired & Disposed Properties	7,850	5,000	2,850	57.0%
Properties with Vacancy	2,176	2,568	(392)	(15.3)%
	$62,752	$59,953	$2,799	4.7%

Rental revenue from same store properties increased slightly for the three and nine months ended September 30, 2016, primarily because of additional rental income received from lease renewals at our Duncan, South Carolina and Indianapolis, Indiana properties, which were executed in 2015. Rental revenue increased for acquired and disposed of properties for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, because we acquired three properties subsequent to September 30, 2015, and the inclusion of a full nine months of rental revenue in 2016 for five properties acquired during the nine months ended September 30, 2015. Rental revenue decreased for our properties with vacancy because the Newburyport, Massachusetts property went vacant in May 2015, coupled with reduced rent in our partially vacant Maple Heights, Ohio property; this was offset by increased rents at our Baytown, Texas, Burnsville, Minnesota, Bolingbrook, Illinois and Raleigh, North Carolina properties as a result of leasing vacant space.

	For the three months ended September 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2016	2015	$ Change	% Change
Same Store Properties	$155	$177	$(22)	(12.4)%
Acquired & Disposed Properties	224	238	(14)	(5.9)%
Properties with Vacancy	5	22	(17)	(77.3)%
	$384	$437	$(53)	(12.1)%

	For the nine months ended September 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2016	2015	$ Change	% Change
Same Store Properties	$552	$594	$(42)	(7.1)%
Acquired & Disposed Properties	659	526	133	25.3%
Properties with Vacancy	15	75	(60)	(80.0)%
	$1,226	$1,195	$31	2.6%

The decrease in same store tenant recovery revenues for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, is a result of decreased recoveries from gross leases at certain of our properties, due to lower property operating expenses at certain properties during the three and nine months ended September 30, 2016. The decrease in tenant recovery revenues on acquired and disposed of properties for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, is due to a decrease in recoveries from properties sold subsequent to September 30, 2015. The increase in tenant recovery revenues on acquired and disposed of properties for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, is a result of increased recoveries from gross leases at certain of our properties acquired during the nine months ended September 30, 2015.
Interest income from mortgage notes receivable decreased for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, because the mortgage note was repaid in full in January 2016.
Operating Expenses

	For the three months ended September 30,
	(Dollars in Thousands)
Depreciation and Amortization	2016	2015	$ Change	% Change
Same Store Properties	$7,554	$7,439	$115	1.5%
Acquired & Disposed Properties	1,348	1,038	310	29.9%
Properties with Vacancy	557	529	28	5.3%
	$9,459	$9,006	$453	5.0%

	For the nine months ended September 30,
	(Dollars in Thousands)
Depreciation and Amortization	2016	2015	$ Change	% Change
Same Store Properties	$22,659	$22,342	$317	1.4%
Acquired & Disposed Properties	3,628	2,015	1,613	80.0%
Properties with Vacancy	1,509	1,803	(294)	(16.3)%
	$27,796	$26,160	$1,636	6.3%
Depreciation and amortization increased slightly for same store properties for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, due to depreciation on capital projects completed subsequent to September 30, 2015, coupled with amortization on leasing commissions for renewed leases with 2015 and 2016 expirations. Depreciation and amortization expenses increased for acquired and disposed of properties during the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, because of the three properties acquired subsequent to September 30, 2015 and the inclusion of a full nine months of depreciation and amortization recorded during the three and nine months ended September 30, 2016 for five properties acquired during the nine months ended September 30, 2015.

	For the three months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2016	2015	$ Change	% Change
Same Store Properties	$653	$732	$(79)	(10.8)%
Acquired & Disposed Properties	587	549	38	6.9%
Properties with Vacancy	170	331	(161)	(48.6)%
	$1,410	$1,612	$(202)	(12.5)%

	For the nine months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2016	2015	$ Change	% Change
Same Store Properties	$2,037	$2,024	$13	0.6%
Acquired & Disposed Properties	1,811	1,144	667	58.3%
Properties with Vacancy	607	584	23	3.9%
	$4,455	$3,752	$703	18.7%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The decrease in property operating expenses for same store properties for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, is a result of a decrease in operating expenses incurred at properties subject to a gross lease, offset by increased franchise tax expense at certain of our properties. The slight increase in property operating expenses for same store properties for the nine months ended September 30, 2016 is a result of the increase in operating expenses incurred at properties subject to a gross lease, coupled with increased franchise tax expense at certain of our properties. The increase in property operating expenses for acquired and disposed of properties for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, is primarily a result of property operating expenses incurred at properties subject to a gross lease which were acquired during and subsequent to the quarter ended September 30, 2015.
Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses increased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to timing of expenses incurred, coupled with a larger acquisition pipeline. Acquisition related expenses decreased for the nine months ended September 30, 2016 because we only acquired two properties during the nine months ended September 30, 2016. We acquired five properties during the nine months ended September 30, 2015.
The base management fee paid to the Adviser increased for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, because of the increase in total adjusted stockholders' equity in the past 12 months. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”
The net incentive fee paid to the Adviser decreased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, because the hurdle amount increased faster than pre-incentive fee FFO, resulting in a lower incentive fee. The increase in the hurdle amount is a result of an increase in total adjusted stockholders' equity, due to the preferred shares issued during the three months ended September 30, 2016. The net incentive fee paid to the Adviser increased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, because of an increase in pre-incentive fee FFO, coupled with a reduction in the credit to incentive fee. The increase in pre-incentive fee FFO was primarily due to an increase in rental revenues from the proeprties acquired during and subsequent to the three and nine months ended September 30, 2015. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”
The administration fee paid to the Administrator decreased slightly for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to using a lower share of our administrator's resources during the three months ended September 30, 2016. The administration fee paid to the Administrator increased slightly for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, due to using a higher share of our administrator's resources, coupled with an increase in the overall cost of the Administrator's services during the nine months ended September 30, 2016.
General and administrative expenses decreased for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily as a result of a decrease in professional fees.
The impairment loss for the three and nine months ended September 30, 2016 was from the impairment recorded in connection with three of the properties that were classified as held for sale, and the four properties that were sold during the nine months ended September 30, 2016. The impairment loss for the three and nine months ended September 30, 2015 was from the impairment recorded in connection with the Dayton, Ohio property. This property was sold during the nine months ended September 30, 2016.

Other Income and Expenses
Interest expense decreased for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015. This decrease was primarily a result of refinancing mortgages at lower interest rates which were completed subsequent to September 30, 2015. During the previous 12 months, we have refinanced $74.6 million in mortgage debt at a weighted average interest rate of 6.0% with $31.6 million of new mortgage debt at a weighted average interest rate of 3.0%, coupled with reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the past 12 months. This is partially offset by interest on the $27.8 million of mortgage debt issued in the past 12 months to finance new acquisitions.
Distributions attributable to Term Preferred Stock decreased for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, because we redeemed all outstanding shares of our Term Preferred Stock during the three and nine months ended September 30, 2016.
Other income increased during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, because of insurance proceeds received at our Dayton, Ohio property. Other income increased during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, because of $0.3 million of settlement income related to deferred capital projects received from the tenant that vacated our property located in Newburyport, Massachusetts.
Net Loss Attributable to Common Stockholders
Net loss attributable to common stockholders increased for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily because of the impairment loss recorded in connection with the properties that were classified as held for sale during the three and nine months ended September 30, 2016, offset by an increase in rental income from the properties acquired over the past 12 months coupled with a decrease in interest expense from refinancing mortgages at lower interest rates which were completed subsequent to September 30, 2015.

Liquidity and Capital Resources
Overview
Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Line of Credit and issuing additional equity securities. Our available liquidity as of September 30, 2016, was $36.1 million, including $8.7 million in cash and cash equivalents and an available borrowing capacity of $27.4 million under our Line of Credit. Our available borrowing capacity under the Line of Credit has increased to $38.9 million as of October 31, 2016.
Future Capital Needs
We actively seek conservative investments that are likely to produce income to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial, and office real property and to a lesser extent medical real property, make mortgage loans, or pay down outstanding borrowings under our Line of Credit. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, refinancing maturing debt and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.
We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and fund our current operating costs in the near term. We also believe we will be able to refinance our mortgage debt as it matures. Additionally, to satisfy our short-term obligations, we may request credits to our management fees that are issued from our Adviser, although our Adviser is under no obligation to provide any such credits, either in whole or in part. We further believe that our cash flow from operations coupled with the financing capital available to us in the future are sufficient to fund our long-term liquidity needs.

Equity Capital
During the nine months ended September 30, 2016, we raised net proceeds of (i) $17.7 million of common equity under our Amended Common ATM programs with Cantor Fitzgerald at a weighted average share price of $17.09, (ii) $2.8 million of preferred equity under our Series A and B Preferred ATM with Cantor Fitzgerald at a weighted average share price of $25.00, (iii) $55.1 million of preferred equity in a private placement with our newly issued Series D Preferred Stock and (iv) $12.5 million under our Series D Preferred ATM. We used these proceeds to redeem all outstanding shares of our Term Preferred Stock, to fund our new acquisitions and for other general corporate purposes.
As of October 31, 2016, we have the ability to raise up to $403.8 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-208953), or the Universal Shelf, in one or more future public offerings. Of the $403.8 million of available capacity under our Universal Shelf, approximately $139.4 million of common stock is reserved for additional sales under our Amended Common ATM, approximately $37.2 million of preferred stock is reserved for additional sales under our Series A and B Preferred ATM, and approximately $33.8 million is reserved for additional sales under our Series D Preferred ATM as of October 31, 2016. We expect to continue to use our ATM programs as a source of liquidity for 2016.
Debt Capital
As of September 30, 2016, we had mortgage notes payable in the aggregate principal amount of $449.3 million, collateralized by a total of 71 properties with a remaining weighted average maturity of 6.4 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2016 was 4.71%.
We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $10.2 million payable during the remainder of 2016 and $70.4 million payable during 2017. The 2016 principal amounts payable include both amortizing principal payments and one balloon principal payment due in December of 2016. We anticipate being able to refinance our mortgages that come due during 2016 and 2017 with a combination of new mortgage debt and the issuance of additional equity securities. We have successfully refinanced $105.0 million of debt over the past 18 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Line of Credit. In addition, we have raised substantial equity under our ATM programs and plan to continue to use these programs.
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2016, was $29.8 million, as compared to net cash provided by operating activities of $24.9 million for the nine months ended September 30, 2015. This increase was primarily a result of an increase in rental receipts from acquisitions completed subsequent to September 30, 2015 and a decrease in interest expense from refinanced mortgages during the previous 12 months, partially offset by leasing commissions paid, coupled with an increase in operating expenses. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Line of Credit and 5-year term loan facility, or the Term Loan Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2016, was $35.2 million, which primarily consisted of the acquisition of two properties and tenant improvements performed at certain of our properties, partially offset by the repayment of our mortgage note receivable, coupled with proceeds from the four properties sold, as compared to net cash used in investing activities during the nine months ended September 30, 2015, of $76.5 million, which primarily consisted of the acquisition of five properties, coupled with tenant improvements performed at certain of our properties.
During 2016, we have been executing our capital recycling program, whereby we opportunistically sell properties outside of our core markets, and use proceeds to repay outstanding debt, and fund mission critical property acquisitions located in our target secondary growth markets. During the nine months ended September 30, 2016, we sold four non-core properties, and applied the proceeds towards outstanding debt, and property acquisitions. We will continue to sell non-core properties under advantageous circumstances.

Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2016, was $9.0 million, which primarily consisted of the sale of both common and preferred stock and the issuance of new mortgage notes, offset by the redemption in full of our Term Preferred Stock, distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the nine months ended September 30, 2015, was $46.7 million, which primarily consisted of proceeds from the sale of common stock and issuance of mortgage notes payable, partially offset by distributions paid to our stockholders and principal repayments on mortgage notes payable.
Line of Credit
In August 2013, we procured our Line of Credit with KeyBank (serving as a revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Line of Credit to $85.0 million, extended the maturity date one year through August 2018, with a one year extension option through August 2019, and entered into a Term Loan Facility (discussed below). The interest rate on the revolving line of credit was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the two facilities, including the Line of Credit and Term Loan Facility, was increased from $100.0 million to $150.0 million. We also added three new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Bank, Fifth Third Bank, US Bank and Huntington Bank. We were subject to a payment of $0.5 million for the modification of the agreement.
In connection with the Line of Credit expansion discussed above, we added a $25.0 million, five-year, Term Loan Facility, which matures in October 2020. The Term Loan Facility is subject to the same leverage tiers as the Line of Credit, however the interest rate at each leverage tier is five basis points lower. We have the option to repay the Term Loan Facility in full, or in part, at any time without penalty or premium prior to the maturity date.

As of September 30, 2016, there was $72.3 million outstanding under our Line of Credit and Term Loan Facility at a weighted average interest rate of approximately 3.01% and $2.5 million outstanding under letters of credit at a weighted average interest rate of 2.5%. As of October 31, 2016, the maximum additional amount we could draw under the Line of Credit was $38.9 million. We were in compliance with all covenants under the Line of Credit and Term Loan Facility as of September 30, 2016.
Contractual Obligations
The following table reflects our material contractual obligations as of September 30, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$521,563	$63,819	$146,986	$62,071	$248,687
Interest on Debt Obligations (2)	105,611	20,747	34,407	26,248	24,209
Operating Lease Obligations (3)	6,919	461	930	895	4,633
Purchase Obligations (4)	1,962	1,785	177	—	—
Total	$636,055	$86,812	$182,500	$89,214	$277,529

(1)
Debt obligations represent borrowings under our Line of Credit, which represents $47.3 million of the debt obligation due in 2018, Term Loan Facility, which represents $25.0 million of the debt obligation due in 2020, and mortgage notes payable that were outstanding as of September 30, 2016. This figure does not include $0.2 million of premiums and (discounts), net and $5.6 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Line of Credit, net and borrowings under Term Loan Facility, net on the consolidated balance sheet.

(2)
Interest on debt obligations includes estimated interest on borrowings under our Line of Credit and Term Loan Facility and mortgage notes payable. The balance and interest rate on our Line of Credit and Term Loan Facility is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of September 30, 2016.

(3)	Operating lease obligations represent the ground lease payments due on our Tulsa, Oklahoma, Dartmouth, Massachusetts, Springfield, Missouri, and Salt Lake City, Utah properties.

(4)	Purchase obligations consist of tenant and capital improvements at nine of our properties. These items were recognized on our balance sheet as of September 30, 2016.
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of September 30, 2016.

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
FFO does not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income. FFO should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparison of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.
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

The following table provides a reconciliation of our FFO available to common stockholders for the three and nine months ended September 30, 2016 and 2015, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended September 30,			For the nine months ended September 30,
	(Dollars in Thousands, Except for Per Share Amounts)			(Dollars in Thousands, Except for Per Share Amounts)
	2016	2015		2016	2015
Calculation of basic FFO per share of common stock
Net (loss) income	$(73)	$(96)		$1,665	$1,030
Less: Distributions attributable to preferred and senior common stock	(2,256)	(1,286)		(5,050)	(3,818)
Net loss attributable to common stockholders	$(2,329)	$(1,382)		$(3,385)	$(2,788)
Adjustments:
Add: Real estate depreciation and amortization	9,459	9,006		27,796	26,160
Add: Impairment charge	1,786	622		2,016	622
FFO available to common stockholders - basic	$8,916	$8,246		$26,427	$23,994
Weighted average common shares outstanding - basic	23,509,054	21,403,808		22,915,086	20,820,559
Basic FFO per weighted average share of common stock	$0.38	$0.39		$1.15	$1.15
Calculation of diluted FFO per share of common stock
Net (loss) income	$(73)	$(96)		$1,665	$1,030
Less: Distributions attributable to preferred and senior common stock	(2,256)	(1,286)		(5,050)	(3,818)
Net loss attributable to common stockholders	$(2,329)	$(1,382)		$(3,385)	$(2,788)
Adjustments:
Add: Real estate depreciation and amortization	9,459	9,006		27,796	26,160
Add: Impairment charge	1,786	622		2,016	622
Add: Income impact of assumed conversion of senior common stock	254	263		758	748
FFO available to common stockholders plus assumed conversions	$9,170	$8,509		$27,185	$24,742
Weighted average common shares outstanding - basic	23,509,054	21,403,808		22,915,086	20,820,559
Effect of convertible senior common stock	800,116	828,444		800,116	791,582
Weighted average common shares outstanding - diluted	24,309,170	22,232,252		23,715,202	21,612,141
Diluted FFO per weighted average share of common stock	$0.38	$0.38	(1)	$1.15	$1.14	(1)
Distributions declared per share of common stock	$0.375	$0.375		$1.125	$1.125

(1)
Diluted FFO available to common stockholders was not previously adjusted for the income impact of the assumed conversion of senior common stock, in accordance with ASC 260 (“Earnings per Share”). This adjustment has increased Diluted FFO available to common stockholders for both the three and nine months ended September 30, 2015 by $0.01 per share and $0.03 per share, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Line of Credit and Term Loan Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable. For details regarding our rate cap agreements see Note 7 – Mortgage Notes Payable and Line of Credit of the accompanying condensed consolidated financial statements.
To illustrate the potential impact of changes in interest rates on our net income for the nine months ended September 30, 2016, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.
The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of September 30, 2016. As of September 30, 2016, our effective average LIBOR was 0.53%; thus, a 1%, 2% or 3% decrease could not occur (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$1,387	$(1,387)
2% Increase to LIBOR	2,775	(2,775)
3% Increase to LIBOR	3,748	(3,748)
As of September 30, 2016, the fair value of our mortgage debt outstanding was $454.6 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at September 30, 2016, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $18.1 million and $19.5 million, respectively.
The amount outstanding under the Line of Credit and Term Loan Facility approximates fair value as of September 30, 2016, as the debt is variable rate.
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
a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Series C Mandatorily Redeemable Term Preferred Stock Purchased	(b) Price Paid per Share of Series C Mandatorily Redeemable Term Preferred Stock	(c) Total Number of Shares of Series C Mandatorily Redeemable Term Preferred Stock Purchased as Part of a Publicly Announced Plans or Programs	(d) Maximum Number of Shares of Series C Mandatorily Redeemable Term Preferred Stock that May Yet be Purchased under the Plans or Programs
July 1 through 31, 2016	—	—	—	—
August 1 through 31, 2016	540,000	$25.00	—	—
September 1 through 30, 2016	—	—	—	—
	540,000	$25.00	—	—

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed April 30, 2012.

3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

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

10.2	Form of Purchase Agreement, dated August 1, 2016, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed August 2, 2016

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	October 31, 2016	By:	/s/ Danielle Jones
Danielle Jones
Chief Financial Officer

Date:	October 31, 2016	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors