Form 10-K
period 2016-12-31
GLADSTONE COMMERCIAL CORP
filed 2017-02-15
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33097
____________________________________________________________________
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________________________________________

Maryland	02-0681276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1521 Westbranch Drive, Suite 100 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)
(703) 287-5800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each Class)	(Name of each exchange on which registered)
Common Stock, $0.001 par value per share	NASDAQ Global Select Market
7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market
7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market
7.00% Series D Cumulative Redeemable Preferred Stock, par value $0.001 per share	NASDAQ Global Select Market
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
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2016, based on the closing price on that date of $16.89 on the NASDAQ Global Select Market, was $379,009,195. For the purposes of calculating this amount only, all directors and executive officers of the Registrant and entities controlled by our directors and executive officers have been treated as affiliates. There were 24,977,492 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 15, 2017.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2017, relating to the Registrant’s 2017 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2016

Forward-Looking Statements
Our disclosure and analysis in this Annual Report on Form 10-K, or Form 10-K, and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Ligation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations, or FFO, our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “should,” “believes,” “seeks,” “estimates,” “may” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	future re-leasing efforts;

•	our business and financing strategy;

•	our ability to continue to implement our business plan;

•	pending transactions;

•	our projected operating results and anticipated acquisitions;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition and our ability to compete effectively;

•	future market and industry trends;

•	future interest and insurance rates;

•	estimates of our future operating expenses, including payments to our Adviser (as defined herein) under the terms of our Advisory Agreement (as defined herein);

•	the impact of technology on our operations and business, including the risk of cyber-attacks;

•	projected capital expenditures; and

•	future use of the proceeds of our Credit Facility (as defined herein), mortgage notes payable, future stock offerings and other future capital resources, if any.

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

•
availability, terms and deployment of capital, including the ability to maintain and borrow under our Credit Facility, arrange for long-term mortgages on our properties, secure additional long-term lines of credit and raise equity capital;

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

PART I

Item 1. Business.

Overview

Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company”) is a real estate investment trust, or REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and commercial mortgage loans; however we do not have any mortgage loans currently outstanding. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We target secondary growth markets that possess favorable economic growth trends, diversified industries, and growing population and employment.

We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having net leases with terms of approximately 7 to 15 years with built-in rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

As of February 15, 2017:

•	we owned 95 properties totaling 10.9 million square feet (all references to the number of properties and square footage unaudited herein and throughout Notes) in 24 states;

•	our occupancy rate was 97.9%;

•	the weighted average remaining term of our mortgage debt was 6.5 years and the weighted average interest rate was 4.7%; and

•	the average remaining lease term of the portfolio was 7.8 years.

We conduct substantially all of our activities, including the ownership of all of our properties, through Gladstone Commercial Limited Partnership, a Delaware limited partnership, which we refer to as our Operating Partnership. We control our Operating Partnership through our ownership of GCLP Business Trust II, a Massachusetts business trust, which is the general partner of our Operating Partnership, and of GCLP Business Trust I, a Massachusetts business trust, which currently holds all of the limited partnership units of our Operating Partnership. Our Operating Partnership may issue limited partnership units from time to time in exchange for industrial and commercial real property; however, no units have been issued since inception. Limited partners who hold limited partnership units in our Operating Partnership for one year will generally be entitled to cause us to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis.

Our Operating Partnership is the sole member of Gladstone Commercial Lending, LLC, which we refer to as Gladstone Commercial Lending. Gladstone Commercial Lending is a Delaware limited liability company that was formed to hold any real estate mortgage loans.

Our business is managed by our external adviser, Gladstone Management Corporation, or our Adviser. Gladstone Administration, LLC, or our Administrator, provides administrative services to us. Both our Adviser and our Administrator are affiliates of ours and each other.

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

In addition to cash on hand and cash from operations, we use funds from various other sources to finance our acquisitions and operations, including equity, our Credit Facility (as defined herein), mortgage financing and other sources that may become available from time to time. We believe that moderate leverage is prudent and we aspire to become an investment grade borrower over time. We intend to use non-recourse mortgage financing that will allow us to limit our loss exposure on any property to the amount of equity invested in such property. The market for long-term mortgages continues to be strong, but most lenders have tightened their underwriting and become more conservative as to which properties they are willing to finance and structures they are willing to consider. Lenders’ tighter credit metrics have had little impact on our access to credit because we have been typically leveraging assets at loan to values of 60% or less, rather than seeking to maximize leverage. Interest rates have been volatile following the United States elections, which has caused collateralized mortgage backed securities market, or CMBS, spreads to widen and become unpredictable. CMBS lenders have little interest for loans with five and seven year terms and are pricing them with higher interest rates than similar loans with ten year terms. With regard to refinancings, we have been increasingly using bank loans and our Credit Facility to give us improved balance sheet flexibility. We continue to look to national and regional banks, insurance companies and other non-bank lenders, in addition to the CMBS market, to issue mortgages to finance our real estate activities.

In addition to leverage, we were active in the equity markets during 2016 by issuing shares of common stock and preferred stock under our at-the-market programs, or ATM Programs, pursuant to our open market sale agreements with Cantor Fitzgerald & Co., or Cantor Fitzgerald. We also issued preferred and common stock through three separate registered direct placements.

Investment Policies

Types of Investments

Overview

We intend to earn substantially all of our revenues from the ownership of income-producing real property or, to a much lesser extent, mortgage loans secured by real property. We expect that a majority of our investments will continue to be structured as net leases that require the tenant to pay most or all of the operating costs, costs of maintenance and repair, insurance and real estate taxes on the property. However, if a net lease would have an adverse impact on a potential tenant, or we assume a lease with a different existing structure in place, we may structure our investment as either a gross or modified gross lease, or as a mortgage loan. Investments are not restricted to geographical areas, but we expect that most of our investments in real estate will continue to be made within the continental United States. Some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio.

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

Our portfolio consists primarily of single-tenant commercial and industrial real property; while we will continue to acquire select multi-tenant commercial and industrial properties, our primary focus is single-tenant industrial and office properties. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. We seek to obtain lease terms of approximately 7 to 15 years with built-in rental increases.

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

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the two most important aspects of evaluating a prospective investment. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•
Credit Evaluation. Our Adviser evaluates each potential tenant or borrower for its creditworthiness, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. Currently, 35% of our tenants are rated by a national credit rating agency. A prospective tenant or borrower that is deemed creditworthy does not necessarily mean that we will consider its property to be “investment grade.” Our Adviser seeks tenants and borrowers that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and underwriting these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant is normally a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant or borrower is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

•
Leases with Increasing Rent. Our Adviser seeks to include a provision in each lease that provides for annual rent escalations over the term of the lease. A majority of our leases contain fixed rental escalations; however certain of our leases are tied to increases in indices, such as the consumer price index.

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

•
Property Valuation. The business prospects and the financial strength of the tenant are important aspects of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require quarterly unaudited and annual audited financial statements of the tenant in order to continuously monitor the financial performance of the tenant. Our Adviser evaluates the financial capability of the tenant and its ability to perform per the terms of the lease, including obtaining certificates of insurance and verifying payment of real estate taxes on an annual basis. Our Adviser may also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. As further described below, our Adviser also evaluates the physical characteristics of a prospective property investment and comparable properties as well as the geographic location of the property in the particular market to ensure that the characteristics are favorable for re-leasing the property at approximately the same or higher rental rate should that necessity arise. Our Adviser then computes the value of the property based on historical and projected operating results. In addition, each property that we propose to purchase is appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction and the conditions of the credit markets at the time the purchase is negotiated. We generally limit the purchase price of each acquisition to less than 5% of our consolidated total assets.

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

Our Adviser also physically inspects the real estate and surrounding real estate as part of determining its value. This aspect of our Adviser’s due diligence is aimed at arriving at a valuation of the real estate under the assumption that it would not be rented to the existing tenant. As part of this process, our Adviser may consider one or more of the following items:

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

Use of Leverage

In addition to cash on hand and cash from operations, we use funds from various other sources to finance our acquisitions and operations, including common and preferred equity, our Credit Facility, mortgage financing and other sources that may become available from time to time. We believe that moderate leverage is prudent and we aspire to achieve an investment grade rating over time.

Currently, the majority of our mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for its satisfaction. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and consequently, there may be circumstances where lenders have recourse to our other assets. To a much lesser extent, we use recourse financing. Of the $445.3 million in mortgage notes payable, net, outstanding as of December 31, 2016, only $8.9 million is recourse to the Company, or 2.0% of the balance.

In August 2013, we procured a senior unsecured revolving credit facility, or the Revolver, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million and extended the maturity date 1-year through August 2018, with a 1-year extension option through August 2019. We also added a $25.0 million 5-year term loan facility, or the Term Loan, which matures in October 2020. The Revolver and the Term Loan are referred to collectively herein as the Credit Facility. The interest rate on the Credit Facility was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the Credit Facility was increased from $100.0 million to $150.0 million. We also added 3 new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Banks, Fifth Third Bank, US Bank and Huntington Bank.

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

Our Adviser and Administrator

Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, and investing in real estate and making mortgage loans. We have entered into an investment advisory agreement with our Adviser, or the Advisory Agreement, under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs and provides administrative services for us under the Administration Agreement.

David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser and our Administrator. Terry Lee Brubaker, our vice chairman and chief operating officer, also serves in the same capacities for our Adviser and our Administrator. Robert Cutlip, our president, is also an executive managing director of our Adviser.

Our Adviser has an investment committee that approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone, Cutlip and Brubaker. We believe that the review process of our investment committee gives us a unique competitive advantage over other REITs because of the substantial experience that its members possess and their unique perspective in evaluating the blend of corporate credit, real estate and lease terms that collectively provide an acceptable risk for our investments.

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

Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., and our Adviser also has offices in other states. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Advisory and Administration Agreements" for a detailed discussion on the Adviser and Administrator's fee structure.

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

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. The agreement is scheduled to terminate on August 31, 2017, unless renewed and approved by our Board of Directors or earlier terminated.

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. We expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantially all or all of their time on our matters during calendar year 2017. Our President and CFO, accounting team, and the employees of our Adviser that manage our assets and our investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2016, our Adviser and Administrator collectively had 63 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive Management
35	Investment Management, Asset Management, Portfolio Management and Due Diligence
16	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

Competition

We compete with a number of other real estate investment companies and traditional mortgage lenders, many of whom have greater marketing and financial resources than we do. Principal factors of competition in our primary business of investing in and owning leased industrial and commercial real property are the quality of properties, leasing terms, attractiveness and convenience of location. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants and borrowers, availability and cost of capital, taxes and governmental regulations.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those reports filed or furnished with the Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website at www.GladstoneCommercial.com as soon as practicable after such reports have been filed or furnished to the SEC. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Commercial Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We may (1) provide a developer with either a combination of financing for construction of a build-to-suit property or a commitment to acquire a property upon completion of construction of a build-to-suit property and commencement of rent from the tenant or (2) acquire a property subject to a lease and engage a developer to complete construction of a build-to-suit property as required by the lease. We face uncertainties associated with a developer’s timely performance and timely completion of a project, including the performance or timely completion of contractors and subcontractors. If a developer, contractor or subcontractor fails to perform, we may resort to legal action to compel performance, remove the developer or rescind the purchase or construction contract. We may also incur additional risks as we make periodic payments or other advances to developers before completion of construction. These and other factors can result in increased costs of a project or loss of our investment, and may be affected by conditions beyond both our and the developer’s control.

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

Many of our tenants are lower middle market businesses, which exposes us to additional risks unique to these entities.

Leasing real property or making mortgage loans to lower middle market businesses exposes us to a number of unique risks related to these entities, including the following:

•
Lower middle market businesses may have limited financial resources and may not be able to make their lease or mortgage payments on a timely basis, or at all. A lower middle market tenant or borrower may be more likely to have difficulty making its lease or mortgage payments when it experiences adverse events, such as the failure to meet its business plan, a downturn in its industry or negative economic conditions because its financial resources may be more limited.

•
Lower middle market businesses typically have narrower product lines and smaller market shares than large businesses. Because our target tenants and borrowers are typically smaller businesses that may have narrower product lines and smaller market share, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.

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

•
Lower middle market businesses generally have less predictable operating results. We expect that many of our tenants and borrowers may experience significant fluctuations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive positions, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle.

•
Lower middle market businesses are more likely to be dependent on one or two persons. Typically, the success of a lower middle market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our tenant or borrower and, in turn, on us.

Our real estate investments have a limited number of tenants and are concentrated in a limited number of industries, which subjects us to an increased risk of significant loss if any one of these tenants is unable to pay or if particular industries experience downturns.

As of December 31, 2016, we owned 96 properties and had 98 leases on these properties, and our 5 largest tenants accounted for approximately 18.8% of our total rental income. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We generally do not have fixed guidelines for industry concentration, but we are restricted from exceeding an industry concentration greater than 20% without approval of our investment committee. As of December 31, 2016, 16.3% of our total rental income was earned from tenants in the Telecommunications industry, 16.1% was earned from tenants in the Healthcare industry, and 12.5% was earned from tenants in the Automobile industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.

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

We continually assess our properties to determine if any impairments are necessary or appropriate. No assurance can be given that we will be able to recover the current carrying amount of our properties in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations. We recognized impairment charges of $2.0 million, $0.6 million, and $14.2 million during the years ended December 31, 2016, 2015, and 2014, respectively.

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

Risks related to our financing

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of distributions at current levels.

Many factors affect the value of our equity securities and our ability to make or maintain the current levels of distributions to stockholders, including the state of the capital markets and the economy. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets. Regulatory pressures and the burden of troubled and uncollectible loans led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities and our ability to sustain payment of distributions to stockholders at current levels.

Our Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

The agreement governing our Credit Facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 100% of our FFO. As of December 31, 2016, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

Our business strategy relies on external financing, as a result we may be negatively affected by restrictions on additional borrowings, and the risks associated with leverage, including our debt service obligations.

We use leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. We have been gradually reducing our overall leverage over the past few years to lower this risk. If the income generated by our properties and other assets fails to cover our debt service, we could be forced to reduce or eliminate distributions to our stockholders and may experience losses.

Our ability to achieve our investment objectives will be affected by our ability to borrow money in sufficient amounts and on favorable terms. We expect that we will primarily borrow money that will be secured by our properties and that these financing arrangements will contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Accordingly, we may be unable to obtain the degree of leverage we believe to be optimal, which may cause us to have less cash for distribution to stockholders than we would have with an optimal amount of leverage. Our use of leverage could also make us more vulnerable to a downturn in our business or the economy, as it may become difficult to meet our debt service obligations if our cash flows are reduced due to tenant defaults. There is also a risk that a significant increase in the ratio of our indebtedness to the measures of asset value used by financial analysts may have an adverse effect on the market price of our securities.

We face risks related to “balloon payments” and refinancing.

Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders. We have balloon payments of $35.7 million payable during the remainder of 2017.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We intend to acquire additional properties by using our Credit Facility and by continuing to seek long-term financing, where we will borrow a portion of the purchase price of a potential acquisition and secure the loan with a mortgage on some or all of our existing real property. We look to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the CMBS market to issue mortgages to finance our real estate activities. For the year ended December 31, 2016, we obtained approximately $78.7 million in long-term financing, which we used to acquire additional properties and refinance maturing debt. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2016, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

A change in the value of our assets could cause us to experience a cash shortfall or be in default of our loan covenants.

We borrow on an unsecured basis under the Credit Facility; however, we are required to maintain a pool of unsecured assets sufficient to draw on the Credit Facility. A significant reduction in the value of our pool of unencumbered assets could require us to pay down the balance of the Credit Facility. Although we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to the Credit Facility, this inability could have a material adverse effect on our liquidity and our ability to meet our loan covenants.

Interest rate fluctuations may adversely affect our results of operations.

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our Credit Facility and a portion of our long-term mortgages is variable. We have $71.7 million of outstanding principal on variable rate mortgages as of December 31, 2016. Although we seek to mitigate this risk by structuring such provisions to contain a maximum interest rate or escalation rate, as applicable, these features do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into interest rate caps to attempt to manage our exposure to interest rate fluctuations on all our outstanding variable rate mortgages. A significant change in interest rates could have an adverse impact on our results of operations.

Additionally, on December 14, 2016, the Federal Reserve reached a decision to raise the federal funds rate by 0.25 points with additional gradual increases anticipated to occur over the next year, subject to certain economic factors. This increase in the federal funds rate and any future increases due to other key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Risks related to the real estate industry

We are subject to certain risks associated with real estate ownership and lending which could reduce the value of our investments.

Our investments include primarily industrial and office property. Our performance, and the value of our investments, is subject to risks inherent to the ownership and operation of these types of properties, including:

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

We compete with many other entities to acquire properties, including financial institutions, institutional pension funds, other REITs, foreign real estate investors, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties, cause an increase in the price we must pay for real estate, have greater resources than we do, and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours or offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain tenants, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties.

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

Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including, but not limited to, Gladstone Capital Corporation, or Gladstone Capital, Gladstone Investment Corporation, or Gladstone Investment, and Gladstone Land Corporation, or Gladstone Land. Moreover, with the exception of our chief financial officer, treasurer and president, all of our executive officers and directors are also executive officers and directors of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in lower middle market companies, and with the exception of our chief financial officer and president, all of our executive officers and directors are also officers and directors of Gladstone Land, an agricultural real estate investment trust. Further, our chief executive officer and chairman is on the board of managers of Gladstone Securities, LLC, or Gladstone Securities, an affiliated broker dealer that provides us with mortgage financing services pursuant to a contractual agreement. Mr. Gladstone is also the 100% indirect owner of and controls Gladstone Securities. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business, Gladstone Securities, in its provision of services to us and our other affiliated funds, and with Gladstone Capital, Gladstone Investment and Gladstone Land, which may arise primarily from the involvement of our Adviser, Gladstone Securities, Gladstone Capital, Gladstone Investment, Gladstone Land and their affiliates in other activities that may conflict with our business.

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

Terminating the Advisory Agreement without cause requires payment of a substantial termination fee.

Termination of the Advisory Agreement with our Adviser without cause would be difficult and costly. We may only terminate the agreement without cause (as defined therein) upon 120 days’ prior written notice and after the affirmative vote of at least two-thirds of our independent directors. Furthermore, if we default under the agreement and any applicable cure period has expired, the Adviser may terminate the agreement. In each of the foregoing cases, we will be required to pay the Adviser a termination fee equal to two times the sum of the average base management fee and incentive fee earned by our Adviser during the 24-month period prior to such termination. This provision increases the cost to us of terminating the Advisory Agreement and adversely affects our ability to terminate our Adviser without cause. Additionally, depending on the amount of the fee, if incurred, it could adversely affect our ability to pay distributions to our common, preferred and senior common stockholders.

Our Adviser is not obligated to provide a waiver of the incentive fee, which could negatively impact our earnings and our ability to maintain our current level of, or increase, distributions to our stockholders.

The Advisory Agreement contemplates a quarterly incentive fee based on our Core FFO (as defined in the Advisory Agreement). Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is a voluntary, unconditional and irrevocable waiver. For the year ended December 31, 2016, our Adviser did not issue a full or partial waiver of the incentive fee. For the years ended December 31, 2015 and 2014, an unconditional and irrevocable voluntary waiver was issued by our Adviser for approximately $2.5 million, and $3.0 million, respectively. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries (each, a taxable REIT subsidiary, or TRS) and qualified real estate assets) generally cannot include more than 10% by voting power or vote of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% beginning with our taxable year ending December 31, 2018) of the value of our total assets can be represented by the securities of one or more TRSs.

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

Ownership limitations may restrict or prevent stockholders from engaging in certain transfers of our common stock.
Our charter contains an ownership limit which prohibits any person or group of persons from acquiring, directly or indirectly, beneficial or constructive ownership of more than 9.8% of our outstanding shares of capital stock. Shares owned by a person or a group of persons in excess of the ownership limit are deemed “excess shares.” Shares owned by a person who individually owns of record less than 9.8% of outstanding shares may nevertheless be excess shares if the person is deemed part of a group for purposes of this restriction.
If the transferee-stockholder acquires excess shares, the person is considered to have acted as our agent and holds the excess shares on behalf of the ultimate stockholder. When shares are held in this manner they do not have any voting rights and shall not be considered for purposes of any stockholder vote or determining a quorum for such vote.

Our charter stipulates that any acquisition of shares that would result in our disqualification as a REIT under the Code shall be void to the fullest extent permitted under applicable law.

The ownership limit does not apply to (i) offerers which, in accordance with applicable federal and state securities laws, make a cash tender offer, where at least 90% of the outstanding shares of our stock (not including shares or subsequently issued securities convertible into common stock which are held by the tender offerer and any “affiliates” or “associates” thereof within the meaning of the Exchange Act) are duly tendered and accepted pursuant to the cash tender offer; (ii) an underwriter in a public offering of our shares; (iii) a party initially acquiring shares in a transaction involving the issuance of our shares of capital stock, if our Board determines such party will timely distribute such shares such that, following such distribution, such shares will not be deemed excess shares; and (iv) a person or persons which our Board exempt from the ownership limit upon appropriate assurances that our qualification as a REIT is not jeopardized.

We operate as a holding company dependent upon the assets and operations of our subsidiaries, and because of our structure, we may not be able to generate the funds necessary to make dividend payments on our capital stock.

We generally operate as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its subsidiaries. These subsidiaries conduct all of our operations and are our only source of income. Accordingly, we are dependent on cash flows and payments of funds to us by our subsidiaries as dividends, distributions, loans, advances, leases or other payments from our subsidiaries to generate the funds necessary to make dividend payments on our capital stock. Our subsidiaries’ ability to pay such dividends and/or make such loans, advances, leases or other payments may be restricted by, among other things, applicable laws and regulations, current and future debt agreements and management agreements into which our subsidiaries may enter, which may impair our ability to make cash payments on our common stock or our preferred stock. In addition, such agreements may prohibit or limit the ability of our subsidiaries to transfer any of their property or assets to us, any of our other subsidiaries or to third parties. Our future indebtedness or our subsidiaries’ future indebtedness may also include restrictions with similar effects.
In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Other risks

The number of shares of preferred stock outstanding may increase as a result of ATM Programs that we have in place for our Series A, B and D Preferred Stock, which could adversely affect our business, financial condition and results of operations.

The number of outstanding shares of preferred stock may increase as a result of the ATM Programs currently in place, for each of our Series A, B and D Preferred stock. The issuance of additional shares of Preferred Stock could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations to holders of our preferred stock and under our Credit Facility and to pay dividends on our common stock;

•	reducing the availability of our cash flow to fund acquisitions and for other general corporate purposes, and limiting our ability to obtain additional financing for these purposes; and

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, and adverse changes the industry in which we operate and the general economy.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our Credit Facility and monthly dividend obligations with respect to our preferred stock and to pay dividends on our common stock.

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

•	price and volume fluctuations in the stock market as a result of terrorist attacks, or speculation regarding future terrorist attacks, in the United States or abroad;

•	actual or anticipated variations in our quarterly operating results or distributions to stockholders;

•	changes in our FFO or earnings estimates or the publication of research reports about us or the real estate industry generally;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	changes in regulatory policies or tax guidelines, particularly with respect to REITs; and

•	investor confidence in the stock market.

Shares of common and preferred stock eligible for future sale may have adverse effects on the respective share price.

We cannot predict the effect, if any, of future sales of common or preferred stock, or the availability of shares for future sales, on the market price of our common or preferred stock. Sales of substantial amounts of common or preferred stock (including shares of common stock issuable upon the conversion of units of our operating partnership that we may issue from time to time, issuable upon conversion of our Senior Common Stock, or issuances made through our ATM programs or otherwise), or the perception that these sales could occur, may adversely affect prevailing market prices for our common and preferred stock.

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

Upcoming changes in U.S. Generally Accepted Accounting Principles regarding operating leases may make the leasing of our properties less attractive to prospective tenants, and reduce potential lease terms.

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification" ("ASU 2016-02"). Under the new leasing standard, a lessee is required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. The upcoming standard is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018, with early adoption permitted. The upcoming standard will affect lessee accounting for most current and prospective tenants. This standard may encourage current and prospective tenants to enter into shorter term leases, or acquire real estate, to lessen the impact to their balance sheets, both which would negatively impact our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2016, we wholly-owned 96 properties, comprised of 11.1 million square feet in 24 states. Our properties were 97.9% leased with an average remaining lease term of 7.8 years. See Schedule III - Real Estate and Accumulated Depreciation included elsewhere in this Annual Report on Form 10-K for a detailed listing of the properties in our portfolio.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2016 (dollars in thousands):

Year of Lease Expiration	Square Feet	(1)	Number of Expiring Leases	Rental Revenue for the year ended December 31, 2016	% Expiring
2017	104,260		2	$464	0.5%
2018	222,275		3	1,100	1.3%
2019	484,797		4	3,256	3.9%
2020	1,067,645		12	12,062	14.3%
2021	725,024		11	8,487	10.0%
2022	584,955		10	7,886	9.3%
2023+	7,680,497		56	50,482	59.7%
Sold/terminated leases	N/A		N/A	761	1.0%
	10,869,453		98	84,498	100.0%
 (1) Our vacant square footage totals 229,885 square feet.
N/A = Not Applicable

The following table summarizes the geographic locations of our properties as of December 31, 2016, 2015, and 2014, respectively (dollars in thousands):

State	Rental Revenue for the year ended December 31, 2016	% of Rental Revenue	Number of Leases for the year ended December 31, 2016	Rentable Square Feet for the year ended December 31, 2016	Rental Revenue for the year ended December 31, 2015	% of Rental Revenue	Number of Leases for the year ended December 31, 2015	Rentable Square Feet for the year ended December 31, 2015	Rental Revenue for the year ended December 31, 2014	% of Rental Revenue	Number of Leases for the year ended December 31, 2014	Rentable Square Feet for the year ended December 31, 2014
Texas	$15,024	17.8%	12	1,050,276	$14,302	17.7%	12	1,050,276	$11,674	16.4%	10	894,292
Ohio	9,494	11.2	14	1,401,491	10,186	12.6	16	1,484,753	9,896	13.9	17	1,445,490
Pennsylvania	6,822	8.1	6	1,708,724	6,629	8.2	6	1,605,390	5,133	7.2	6	1,605,390
North Carolina	5,881	7.0	8	894,465	5,484	6.8	8	894,465	5,165	7.3	7	893,836
Georgia	4,770	5.6	6	269,083	3,592	4.4	6	269,083	2,874	4.0	3	100,131
South Carolina	4,612	5.5	2	424,683	4,488	5.5	2	424,683	4,463	6.3	2	424,503
Michigan	4,298	5.1	4	754,935	4,295	5.3	4	754,935	2,342	3.3	4	754,935
Minnesota	3,386	4.0	5	281,248	3,275	4.1	3	284,170	4,153	5.8	3	281,394
Colorado	3,252	3.8	3	413,807	3,251	4.0	3	413,807	2,054	2.9	3	413,717
New Jersey	3,200	3.8	4	302,636	3,195	4.0	4	302,636	3,178	4.5	4	302,636
All Other States	23,759	28.2	34	3,597,990	22,195	27.4	33	3,555,256	20,279	28.4	32	3,517,150
	$84,498	100.0%	98	11,099,338	$80,892	100.0%	97	11,039,454	$71,211	100.0%	91	10,633,474

The following table summarizes rental revenue by tenant industries for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	For the year ended December 31,
	2016		2015		2014
Industry Classification	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue
Telecommunications	$13,733	16.3%	$12,752	15.8%	$12,570	17.7%
Healthcare	13,618	16.1	12,463	15.4	8,692	12.2
Automobile	10,546	12.5	10,542	13.0	8,587	12.1
Diversified/Conglomerate Services	7,915	9.4	4,716	5.8	3,153	4.4
Diversified/Conglomerate Manufacturing	4,710	5.6	4,301	5.3	4,049	5.7
Electronics	4,330	5.1	4,672	5.8	5,731	8.0
Personal, Food & Miscellaneous Services	3,569	4.2	6,306	7.8	5,493	7.7
Information Technology	3,314	3.9	1,368	1.7	—	—
Chemicals, Plastics & Rubber	3,104	3.7	3,145	3.9	3,256	4.6
Containers, Packaging & Glass	2,717	3.2	2,086	2.6	2,086	2.9
Personal & Non-Durable Consumer Products	2,629	3.1	2,628	3.2	2,607	3.7
Machinery	2,590	3.1	3,214	4.0	2,643	3.7
Banking	2,451	2.9	1,755	2.2	1,157	1.6
Childcare	2,221	2.6	2,221	2.7	1,765	2.5
Buildings and Real Estate	2,199	2.6	2,190	2.7	2,181	3.1
Beverage, Food & Tobacco	2,103	2.5	2,479	3.1	2,994	4.2
Printing & Publishing	1,563	1.8	1,559	1.9	1,783	2.5
Education	656	0.8	656	0.8	656	0.9
Home & Office Furnishings	530	0.6	530	0.7	530	0.7
Oil & Gas	—	—	1,309	1.6	1,278	1.8
Total	$84,498	100.0%	$80,892	100.0%	$71,211	100.0%

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GOOD.” The following table reflects the range of the high and low sale prices of our common stock on NASDAQ and the distributions per common share for the years ended December 31, 2016 and 2015. Distributions to common stockholders are declared quarterly and paid monthly. Amounts presented represent the cumulative amount of the monthly common stock distributions declared and paid during such quarter.

	Price Range
	High	Low	Distributions Per Common Share
2015
3/31/2015	$18.84	$17.05	$0.375
6/30/2015	18.79	16.50	0.375
9/30/2015	17.13	12.00	0.375
12/31/2015	16.59	13.80	0.375

2016
3/31/2016	$16.61	$12.00	$0.375
6/30/2016	17.88	15.92	0.375
9/30/2016	19.15	16.84	0.375
12/31/2016	20.10	16.02	0.375

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

A covenant in the agreement governing our Credit Facility requires us to, among other things, limit our distributions to stockholders to 100% of our FFO, and continued compliance with this covenant may require us to limit our distributions to stockholders in the future. For a discussion of our Credit Facility , including the financial and operating covenants required for us to access this source of financing, see “Risk Factors – Our Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility ” herein.

As of February 8, 2016, there were 22,908 beneficial owners of our common stock.

The Company pays distributions on shares of Senior Common Stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Senior Common Stock is not traded on any exchange or automated quotation system.

As of February 8, 2016, there were 331 beneficial owners of our Senior Common Stock.

Sale of Unregistered Securities

We did not sell unregistered shares of stock during the fiscal year ended December 31, 2016.

Issuer Purchaser of Equity Securities

We did not purchase any of our equity securities in the fourth quarter ended December 31, 2016.

Stock Performance Graph

The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with the Standard and Poor's 500 Index and the FTSE NAREIT All REIT Index, or FNAR, which is a market capitalization-weighted index that includes all tax-qualified REITs that are listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ national market list. The stock performance graph assumes $100 was invested on December 31, 2011.

	At December 31,
	2011	2012	2013	2014	2015	2016
GOOD	$100.00	$111.41	$120.87	$125.65	$117.12	$176.08
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
FNAR	100.00	120.14	124.00	157.66	161.27	176.24

Item 6. Selected Financial Data.

The following selected financial data as of and for each of the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	For the year ended December 31, (Dollars in Thousands, Except Per Share Amounts)
	2016	2015	2014	2013	2012
Operating Data:
Total operating revenue	$86,372	$83,766	$73,756	$61,343	$51,270
Total operating expenses	(55,595)	(50,965)	(57,406)	(32,823)	(24,895)
Other expense, net	(26,819)	(29,205)	(22,252)	(26,993)	(22,614)
Net income (loss)	$3,958	$3,596	$(5,902)	$1,527	$3,761
Dividends attributable to preferred stock	(6,645)	(4,094)	(4,094)	(4,094)	(4,093)
Dividends attributable to senior common stock	(1,011)	(1,007)	(542)	(300)	(113)
Net loss attributable to common stockholders	$(3,698)	$(1,505)	$(10,538)	$(2,867)	$(445)
Share and Per Share Data:
Loss per weighted average common share - basic & diluted	$(0.16)	$(0.07)	$(0.61)	$(0.22)	$(0.04)
Weighted average common shares outstanding-basic	23,193,962	21,159,597	17,253,503	13,164,244	10,953,325
Weighted average common shares outstanding-diluted	23,193,962	21,159,597	17,253,503	13,164,244	10,953,325
Cash dividends declared per common share	$1.50	$1.50	$1.50	$1.50	$1.50
Supplemental Data:
Net loss attributable to common stockholders	$(3,698)	$(1,505)	$(10,538)	$(2,867)	$(445)
Add: Real estate depreciation and amortization	37,517	35,288	28,864	22,827	16,831
Add: Impairment charge	2,016	622	14,238	—	—
Less: Gain on sale of real estate, net	(242)	(1,538)	(1,240)	—	—
Funds from operations available to common stockholders (1)	$35,593	$32,867	$31,324	$19,960	$16,386
Balance Sheet Data:
Real estate, held for use, before accumulated depreciation	$821,749	$780,377	$722,565	$642,353	$553,753
Total assets (2)	$851,742	$827,184	$781,581	$683,685	$558,210
Mortgage notes payable, net, term preferred stock, net, term loan facility, net & revolving credit facility, net (2)	$509,395	$563,432	$534,886	$478,662	$416,116
Total stockholders’ and mezzanine equity	$310,620	$233,871	$217,672	$183,146	$122,365
Total common shares outstanding	24,882,758	22,485,607	19,589,606	15,662,414	11,083,584

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

(2)
We adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”) during the year ended December 31, 2016, which requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. All periods presented have been adjusted retroactively.

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

The following table provides a reconciliation of our FFO for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 to the most directly comparable GAAP measure, net (loss) income, and a computation of basic and diluted FFO per weighted average common share:

	For the twelve months ended December 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2016	2015	2014		2013	2012
Calculation of basic FFO per share of common stock
Net income (loss)	$3,958	$3,596	$(5,902)		$1,527	$3,761
Less: Distributions attributable to preferred and senior common stock	(7,656)	(5,101)	(4,636)		(4,394)	(4,206)
Net loss attributable to common stockholders	$(3,698)	$(1,505)	$(10,538)		$(2,867)	$(445)
Adjustments:
Add: Real estate depreciation and amortization	37,517	35,288	28,864		22,827	16,831
Add: Impairment charge	2,016	622	14,238		—	—
Less: Gain on sale of real estate, net	(242)	(1,538)	(1,240)		—	—
FFO available to common stockholders - basic	$35,593	$32,867	$31,324		$19,960	$16,386
Weighted average common shares outstanding - basic	23,193,962	21,159,597	17,253,503		13,164,244	10,953,325
Basic FFO per weighted average share of common stock	$1.53	$1.55	$1.82		$1.52	$1.50
Calculation of diluted FFO per share of common stock
Net income (loss)	$3,958	$3,596	$(5,902)		$1,527	$3,761
Less: Distributions attributable to preferred and senior common stock	(7,656)	(5,101)	(4,636)		(4,394)	(4,206)
Net loss attributable to common stockholders	$(3,698)	$(1,505)	$(10,538)		$(2,867)	$(445)
Adjustments:
Add: Real estate depreciation and amortization	37,517	35,288	28,864		22,827	16,831
Add: Impairment charge	2,016	622	14,238		—	—
Add: Income impact of assumed conversion of senior common stock	1,011	1,007	542		300	113
Less: Gain on sale of real estate, net	(242)	(1,538)	(1,240)		—	—
FFO available to common stockholders plus assumed conversions	$36,604	$33,874	$31,866		$20,260	$16,499
Weighted average common shares outstanding - basic	23,193,962	21,159,597	17,253,503		13,164,244	10,953,325
Effect of convertible senior common stock	800,116	782,957	428,509		238,126	121,891
Weighted average common shares outstanding - diluted	23,994,078	21,942,554	17,682,012		13,402,370	11,075,216
Diluted FFO per weighted average share of common stock (1)	$1.53	$1.54	$1.80	(2)	$1.51	$1.49
Distributions declared per share of common stock	$1.50	$1.50	$1.50		$1.50	$1.50

(1)
Diluted FFO available to common stockholders was not previously adjusted for the income impact of the assumed conversion of Senior Common Stock, in accordance with ASC 260 (“Earnings per Share”). This adjustment has increased Diluted FFO available to common stockholders for the year ended December 31, 2015, 2014, 2013 and 2012 by $0.04 per share, $0.03 per share, $0.02 per share, and $0.01 per share, respectively.

(2)	Includes a $5.3 million gain on debt extinguishment as a result of our Roseville, Minnesota deed-in-lieu transaction during the year ended December 31, 2014.

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

We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having net leases with terms of approximately 7 to 15 years with built-in rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

As of February 15, 2017:

•	we owned 95 properties totaling 10.9 million square feet in 24 states;

•	our occupancy rate was 97.9%;

•	the weighted average remaining term of our mortgage debt was 6.5 years and the weighted average interest rate was 4.7%; and

•	the average remaining lease term of the portfolio was 7.8 years;

Business Environment

In the United States, vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. In fact, vacancy rates in many markets have been reduced to levels seen at the peak before the most recent recession and rental rates have increased in many primary and secondary markets. This condition has led to a rise in construction activity for both office and industrial properties in many markets; however, vacancy rates in certain secondary and tertiary markets are still higher than pre-recession levels, as job growth has yet to return to all areas of the country, even though the published unemployment rate has dropped in recent years. Interest rates have been volatile, especially during the last six months of 2016, and although interest rates are still relatively low, lenders have increased their required interest rate spreads over their base rates and overall financing costs for fixed rate mortgages appear to be on the rise. At year end, a number of research firms and investment sales organizations reflected that publicly traded real estate investment trusts were net sellers during 2016, and the real estate cycle may be peaking.

From a more macro-economic perspective, the strength of the global economy, and U.S. economy in particular, continue to be uncertain with increased volatility due to the recent vote in the United Kingdom to exit the European Union, the oversupply of energy worldwide and an apparent global economic slowdown. In addition, the new U.S. administration commencement and continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term, as well as other geo-political issues, have increased domestic and global instability. These developments could cause interest rates and borrowing costs to rise in addition to any effects on the overall ability to borrow, which may adversely affect our ability to favorably access both the equity and debt markets and could have an adverse effect on our tenants as well.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties. Currently, we only have one fully vacant building, which is located in Newburyport, Massachusetts, and a total of three partially vacant buildings.

We have two leases expiring in 2017, which account for 0.5% of rental income recognized during the year ended December 31, 2016, three leases expiring in 2018, which account for 1.3% of rental income recognized during the year ended December 31, 2016 and four leases expiring in 2019, which account for 3.9% of rental income recognized during the year ended December 31, 2016.

Our available vacant space at December 31, 2016 represents 2.1% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $0.7 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure external financing. Our principal sources of external financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market, or the CMBS market, to issue mortgages to finance our real estate activities.

In addition to obtaining funds through borrowing, we were active in the equity markets during the year ended December 31, 2016. We have issued shares of both common and preferred stock through our at-the-market programs, or ATM Programs, pursuant to our open market sale agreements with Cantor Fitzgerald, discussed in more detail below, completed two underwritten offerings of Series D Preferred Stock, and issued common stock through a registered direct offering.

Recent Developments

2016 Investment Activity

During the year ended December 31, 2016, we acquired three properties located in Salt Lake City, Utah, Fort Lauderdale, Florida, and King of Prussia, Pennsylvania, which are aggregated below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price		Acquisition Costs	Aggregate Annualized GAAP Rent	Aggregate Debt Issued
329,620	10.5 Years	$66,570	(1)	$179	$5,589	$38,800

(1)
We early adopted ASU 2017-01 "Clarifying the Definition of a Business" effective October 1, 2016. As a result, we treated our King of Prussia, Pennsylvania acquisition as an asset acquisition rather than a business combination. As a result of this treatment, we capitalized $0.2 million of acquisition costs that would otherwise have been expensed under business combination treatment.

2016 Financing Activity

New Mortgage Debt

During the year ended December 31, 2016, we issued 7 long-term mortgages collateralized by 12 properties, which are aggregated below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt	Aggregate Variable Rate Debt Issued
$38,800	(1)	4.68%	$39,905	(2)

(1)	We issued $38.8 million of new fixed rate debt in connection with our three property acquisitions with maturity dates ranging from 6/1/2026 to 1/1/2027.

(2)
The interest rate for all of our new variable rate debt is equal to one month LIBOR plus a spread ranging from 2.35% to 2.75%. Maturity dates on this new variable rate debt range from 4/22/2019 to 3/1/2023. We have entered into rate cap agreements on all new variable rate debt.

Mortgage Debt Repaid

During the year ended December 31, 2016, we repaid 7 mortgages collateralized by 16 properties, which are aggregated below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$79,383	6.06%

On January 31, 2017 we paid down one of our variable rate mortgages collateralized by four properties by $8.2 million in conjunction with the sale of our Franklin, New Jersey property. The mortgage balance of $10.0 million is now collateralized by the remaining 3 properties.

On February 1, 2017, we repaid a $13.8 million mortgage, collateralized by 3 properties. This mortgage had a fixed interest rate of 6.0%

2016 Sale Activity

During the year ended December 31, 2016, we continued to execute our capital recycling program, whereby we opportunistically sold properties outside of our core markets and redeployed proceeds to fund property acquisitions in our target secondary growth markets. During the year ended December 31, 2016, we sold six non-core properties located in Dayton, Ohio, Rock Falls, Illinois, Angola, Indiana (2 properties), Montgomery, Alabama, and Toledo, Ohio, which are summarized below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Year Ended December 31, 2016	Aggregate Gain on Real Estate, net
266,814	$7,106	$433	$230	$242

On January 31, 2017, we completed the sale of our Franklin, New Jersey property for $12.8 million, recognizing a gain on sale of $5.8 million. This property was classified as held for sale on our consolidated balance sheet as of December 31, 2016.

2016 Leasing Activities

During the year ended December 31, 2016, we executed nine leases, which are aggregated below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term		Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
551,335	3.9 years	(1)	$2,478	$1,244	$436

(1)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have terms ranging from 1 year to 7.7 years.

2016 Equity Activities

The equity issuances summarized below were issued under our universal shelf registration statement on Form S-3 (File No. 333-208953) that was effective and on file with the SEC at the time of each respective issuance.

Common Stock Offering

During the year ended December 31, 2016, we completed a registered direct offering of 774,400 shares of our common stock, which closed on December 5, 2016, at an offering price of $18.35 per share. Net proceeds, after deducting offering expenses and underwriter discounts, were $13.9 million. The proceeds from this offering were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Common Stock ATM Program

During the year ended December 31, 2016, under our previous common stock ATM program with Cantor Fitzgerald, we sold 65,000 shares of common stock, raising $0.9 million in net proceeds. In February 2016, we amended our common ATM program, or the Amended Common ATM Program. The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald to $160.0 million. All other terms of the common ATM program remained unchanged. During the year ended December 31, 2016, we sold an additional 1.6 million shares of common stock, raising $27.1 million in net proceeds under our Amended Common ATM Program. As of December 31, 2016, we had a remaining capacity to sell up to $132.5 million of common stock under the Amended Common ATM Program. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Preferred Stock ATM Programs

Series A and B Preferred Stock: In February 2016, we entered into an open market sales agreement, or the Series A and B Preferred ATM Programs, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001, or the Series A Preferred Stock, and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.001, or the Series B Preferred Stock, having an aggregate offering price of up to $40.0 million. During the year ended December 31, 2016, we sold 114,000 shares of our Series B Preferred Stock for net proceeds of $2.8 million, and did not sell any Series A Preferred Stock. As of December 31, 2016, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Programs. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Mezzanine Equity

Series D Preferred Stock: During the year ended December 31, 2016, we entered into purchase agreements with certain institutional investors and broker dealers whereby we agreed to sell a total of 2,273,725 shares of our 7.00% Series D Cumulative Redeemable Preferred Stock, par value $0.001 per share, or the Series D Preferred Stock, with a liquidation preference of $25.00 per share, in registered direct placements. Our total net proceeds from these placements, after deducting offering expenses, were $54.7 million. The proceeds were used to redeem $38.5 million of our Series C Preferred Stock, which represented all of our then outstanding shares of such stock, with the remainder used to repay outstanding debt. The Series D Preferred Stock is classified as mezzanine equity in our condensed consolidated balance sheet because it is redeemable at the option of the shareholder upon a change of control of greater than 50% of our common stock then outstanding in accordance with ASC 480-10-S99 "Distinguishing Liabilities from Equity," which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our Company outside of our control is only possible if a tender offer for our common stock is accepted by over 90% of our shareholders. All other change in control situations would require approval of our Board of Directors. We will periodically evaluate the likelihood that a change of control is more than 50% likely to take place, and if we deem this probable, we would adjust the Series D Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control is remote.

Series D Preferred Stock ATM Program: In June 2016, we entered into an open market sales agreement, or the Series D Preferred ATM Program, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our Series D Preferred Stock, having an aggregate offering price of up to $50.0 million. During the year ended December 31, 2016, we sold 644,000 shares of our Series D Preferred Stock for net proceeds of $16.0 million. As of December 31, 2016, we had a remaining capacity to sell up to $33.7 million of Series D Preferred Stock under the Series D Preferred ATM Program. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Administrator are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator. Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator. Mr. Robert Cutlip, our president, is also an executive managing director of our Adviser. Gladstone Administration, LLC, or our Administrator, employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland. With the exception of Mr. Michael Sodo, our chief financial officer, Mr. Jay Beckhorn, our treasurer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of Mr. Cutlip, and Mr. Sodo, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land Corporation. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

Advisory and Administration Agreements

Many of the services performed by our Adviser and Administrator in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions which our Adviser and Administrator perform for us pursuant to the terms of the Advisory and Administration Agreements, respectively.

Advisory Agreement

Under the terms of the advisory agreement between us and our Adviser, as amended, (the "Advisory Agreement") we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers).

Base Management Fee

On July 24, 2015, we entered into a Second Amended and Restated Advisory Agreement, with the Adviser effective July 1, 2015. We subsequently entered into a Third Amended and Restated Advisory Agreement with the Adviser on July 12, 2016 effective July 1, 2016. Our entrance into each of the amended agreements was approved unanimously by our Board of Directors. Our Board of Directors reviews and considers approving or renewing the Advisory Agreement with our Adviser each July.

As a result of the July 2015 amendment, the calculation of the annual base management fee equals 1.5% of our adjusted total stockholders’ equity, which is our total stockholders’ equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee). The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure. As a result of the July 2016 amendment, the definition of adjusted total stockholders' equity in the calculation of the base management fee and the incentive fee (described below) includes total mezzanine equity. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources. Prior to the 2015 amendment, our Advisory Agreement provided for an annual base management fee equal to 2.0% of our common stockholders’ equity, which was our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses, or other items that did not affect realized net income (including impairment charges).

Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources. Prior to the 2015 amendment, our Advisory Agreement provided for an annual base management fee equal to 2.0% of our common stockholders’ equity, which was our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses, or other items that did not affect realized net income (including impairment charges).

Incentive Fee

As a result of the 2015 amendment, the calculation of the incentive fee was revised to reward the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the new hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

The incentive fee prior to the July 2015 amendment rewarded the Adviser in circumstances where our quarterly funds from operations, or FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeded 1.75%, or 7.0% annualized, or the hurdle rate, of common stockholders’ equity. FFO included any realized capital gains and capital losses, less any distributions paid on preferred stock and Senior Common Stock (defined herein), but FFO did not include any unrealized capital gains or losses (including impairment charges). The Adviser received 100.0% of the amount of the pre-incentive fee FFO that exceeded the hurdle rate, but was less than 2.1875% of our common stockholders’ equity. The Adviser also received an incentive fee of 20.0% of the amount of our pre-incentive fee FFO that exceeded 2.1875% of common stockholders’ equity.

Capital Gain Fee

Under the Advisory Agreement, as amended in July 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2016, 2015, and 2014.

On January 10, 2017 the Company amended and restated the Advisory Agreement by entering into the Fourth Amended and Restated Investment Advisory Agreement between the Company and the Adviser to revise the calculation of the capital gains fee. Based upon the amendment, the calculation of the capital gains fee is based on the all-in acquisition cost of disposed of properties. The impact of this amendment would have not resulted in a capital gains fee for the years ended December 31, 2016, 2015 and 2014. The Company’s entrance into the Fourth Amended and Restated Investment Advisory Agreement was approved unanimously by our Board of Directors.

Termination Fee

As a result of the July 2015 amendment, the Advisory Agreement includes a termination fee whereby, in the event of our termination of the agreement without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the agreement after the Company has defaulted and applicable cure periods have expired. The agreement may also be terminated for cause by us (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions of the agreement, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Prior to July 1, 2014, our allocable portion was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the new methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed.

Amendment to Articles of Incorporation

On January 11, 2017, we filed with the Maryland State Department of Assessments and Taxation an Articles Supplementary reclassifying the remaining 160,000 authorized but unissued shares of our Series C Preferred Stock, as authorized but unissued shares of our common stock, and made a corresponding amendment to our Partnership Agreement with regard to corresponding units of partnership interest. As a result of the reclassification, there are zero authorized shares of Series C Preferred Stock and zero authorized corresponding units of partnership interest remaining. On the same date, we filed with the Maryland State Department of Assessments and Taxation an Articles of Restatement, restating and integrating into a single instrument all prior Articles Supplementary and amendments thereto.

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as well as a summary of recently issued accounting pronouncements and their expected impact to our current and future financial statements. There were no material changes to our critical accounting policies during the year ended December 31, 2016; however we issued mezzanine equity during the year ended December 31, 2016, which is further described in Note 10, "Stockholders' Equity and Mezzanine Equity", of the accompanying consolidated financial statements and we early adopted ASU 2017-01, effective October 1, 2016, which is described in more detail in Note 1 of the accompanying consolidated financial statements.

Allocation of Purchase Price

When we acquire real estate with an existing lease, we allocate the purchase price to (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements and long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations. We early adopted ASU 2017-01 and effective October 1, 2016, we allocate the fair values in accordance with ASC 360, Property Plant and Equipment. All expenses related to the acquisition are capitalized and allocated among the identified assets. Prior to October 1, 2016, we allocated the fair values in accordance with ASC 805, Business Combinations, where all expenses related to the acquisition were expensed as incurred. We anticipate a majority of our property acquisitions will be considered asset acquisitions rather than business combinations, which will result in most acquisition expenses being capitalized, rather than expensed.

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

•
The amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, depending on the amounts allocated between land and other depreciable assets, changes in the purchase price allocation among our assets could have a material impact on our FFO, a metric which is used by many REIT investors to evaluate our operating performance; and

•
The period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases, which normally range from 10 to 15 years. Also, we depreciate our buildings over up to 39 years, but do not depreciate our land. These differences in timing could have a material impact on our results of operations.

Asset Impairment Evaluation

We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. In determining if impairment exists, our Adviser considers such factors as our tenants’ payment histories, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industries in which our tenants operate, whether the fair value of our real estate has decreased and whether our hold period has shortened. If any of the factors above indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying amount of such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate cap rates using information that we obtain from market comparability studies and other comparable sources, and apply the undiscounted cash flows against our expected holding period. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using market derived cap rates applied against our expected hold period. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss that we would recognize.

Using the methodology discussed above, we evaluated our entire portfolio as of December 31, 2016, for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. We recognized impairment expense on seven of our properties during the year ended December 31, 2016. All properties that were impaired were classified as held for sale at one point during the year ended December 31, 2016. In performing our held for sale analysis, we determined the fair value of these properties was below their respective carrying value, and we recognized an aggregate impairment loss of $2.0 million during the year ended December 31, 2016. Six properties that were impaired during the year ended December 31, 2016 were sold, or classified as held for sale on our consolidated balance sheet, while one impaired property is currently classified as held and used on our consolidated balance sheet.

We will continue to monitor our portfolio for any other indicators of impairment.

Results of Operations

The weighted average yield on our total portfolio, which was 8.6% at December 31, 2016 and 8.7% at December 31, 2015, respectively, is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the year ended December 31, 2016 and 2015 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2016	2015		$ Change	% Change
Operating revenues
Rental revenue	$84,498	$80,892		$3,606	4.5%
Tenant recovery revenue	1,489	1,753		(264)	(15.1)%
Interest income from mortgage note receivable	385	1,121		(736)	(65.7)%
Total operating revenues	86,372	83,766		2,606	3.1%
Operating expenses
Depreciation and amortization	37,517	35,288		2,229	6.3%
Property operating expenses	5,889	5,296		593	11.2%
Acquisition related expenses	261	622		(361)	(58.0)%
Base management fee	3,930	3,474		456	13.1%
Incentive fee	2,381	4,650		(2,269)	(48.8)%
Administration fee	1,474	1,419		55	3.9%
General and administrative	2,127	2,094		33	1.6%
Impairment charge	2,016	622		1,394	224.1%
Total operating expenses before credit to incentive fee	55,595	53,465		2,130	4.0%
Credit to incentive fee	—	(2,500)		2,500	(100.0)%
Total operating expenses	55,595	50,965		4,630	9.1%
Other (expense) income
Interest expense	(25,902)	(28,014)		2,112	(7.5)%
Distributions attributable to Series C mandatorily redeemable preferred stock	(1,502)	(2,743)		1,241	(45.2)%
Gain on sale of real estate, net	242	1,538		(1,296)	(84.3)%
Other income	343	14		329	2,350.0%
Total other expense, net	(26,819)	(29,205)		2,386	(8.2)%
Net income	3,958	3,596		362	10.1%
Distributions attributable to Series A, B and D preferred stock	(6,645)	(4,094)		(2,551)	62.3%
Distributions attributable to senior common stock	(1,011)	(1,007)		(4)	0.4%
Net loss attributable to common stockholders	$(3,698)	$(1,505)		$(2,193)	145.7%
Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	(0.16)	(0.07)		$(0.09)	128.6%
FFO available to common stockholders - basic	$35,593	$32,867		$2,726	8.3%
FFO available to common stockholders - diluted	$36,604	$33,874		$2,730	8.1%
Loss per weighted average share of common stock - basic & diluted	$(0.16)	$(0.07)		$(0.09)	128.6%
FFO per weighted average share of common stock - basic	$1.53	$1.55		$(0.02)	(1.3)%
FFO per weighted average share of common stock - diluted	$1.53	$1.54	(1)	$(0.01)	(0.6)%

(1)
Diluted FFO available to common shareholders was not previously adjusted for the income impact of the assumed conversion of Senior Common Stock, in accordance with ASC 260 ("Earnings per Share"). This adjustment has increased Diluted FFO available to common stockholders for the year ended December 31, 2015 by $0.04 per share.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2015, which have not been subsequently vacated or disposed. Acquired and disposed properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2014. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2015.

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Rental Revenues	2016	2015	$ Change	% Change
Same Store Properties	$70,069	$69,690	$379	0.5%
Acquired & Disposed Properties	11,293	7,783	3,510	45.1%
Properties with Vacancy	3,136	3,419	(283)	(8.3)%
	$84,498	$80,892	$3,606	4.5%

Rental revenue from same store properties increased slightly for the year ended December 31, 2016, primarily due to increased rental rates related to lease renewals. Rental revenue increased for acquired and disposed properties for the year ended December 31, 2016, as compared to the year ended December 31, 2015, because we acquired three properties during the year ended December 31, 2016, and the inclusion of a full year of rental revenue recorded in 2016 for six properties acquired during the year ended December 31, 2015, offset by a decrease in rental revenue from the six properties we sold during 2016.

	For the year ended December 31,
	(Dollars in Thousands)
Tenant Recovery Revenue	2016	2015	$ Change	% Change
Same Store Properties	$644	$799	$(155)	(19.4)%
Acquired & Disposed Properties	825	893	(68)	(7.6)%
Properties with Vacancy	20	61	(41)	(67.2)%
	$1,489	$1,753	$(264)	(15.1)%

The decrease in same store tenant recovery revenues for the year ended December 31, 2016, as compared to the year ended December 31, 2015, is a result of decreased recoveries from tenants subject to gross leases. The decrease in tenant recovery revenues on acquired and disposed properties for the year ended December 31, 2016, as compared to the year ended December 31, 2015, is a result of a decrease in tenant recoveries from the six properties we sold during the year ended December 31, 2016, offset by an increase in recoveries from tenants subject to a gross lease for properties acquired during and subsequent to the year ended December 31, 2015.

Interest income from mortgage notes receivable decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, because of interest earned on mortgage development loans that were outstanding during the year ended December 31, 2015, which were repaid with an exit fee in January 2016.

Operating Expenses

Depreciation and amortization increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to recognizing a full year of depreciation for the six properties acquired during the year ended December 31, 2015, as well as increased depreciation expense from the three properties acquired during the year ended December 31, 2016, partially offset by a lack of depreciation expense for the six properties sold during the year ended December 31, 2016.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2016	2015	$ Change	% Change
Same Store Properties	$2,853	$2,784	$69	2.5%
Acquired & Disposed Properties	2,247	1,812	435	24.0%
Properties with Vacancy	789	700	89	12.7%
	$5,889	$5,296	$593	11.2%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the year ended December 31, 2016, as compared to the year ended December 31, 2015, is primarily a result of our incurring greater landlord obligation expenses at certain of our properties. The increase in property operating expenses for acquired and disposed properties for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily a result of our gross lease properties acquired during December 31, 2015. We recognized a full year of property operating expense for these properties during the year ended December 31, 2016, as compared to a partial year during the year ended December 31, 2015.

Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, due to smaller acquisition volume over these comparable periods. In addition, we elected to early adopt ASU 2017-01 "Clarifying the Definition of a Business" effective October 1, 2016, whereby we concluded our King of Prussia, Pennsylvania acquisition was an asset acquisition and not a business combination, which resulted in us capitalizing property acquisition costs associated with this transaction. Acquisition related expenses were expensed as incurred in the prior periods. During the year ended December 31, 2016, we acquired three properties, two accounted for as business combinations, as compared to the year ended December 31, 2015, whereby we acquired six properties, all accounted for as business combinations.

The base management fee paid to the Adviser increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, due to an increase in both total stockholder's equity plus mezzanine equity and common stockholders’ equity, the main components of both the amended and previous calculations. We amended the calculation of the base management fee effective July 1, 2016 to include mezzanine equity in the calculation of adjusted total stockholders' equity and we amended the calculation of the base management fee effective July 1, 2015 to be equal to 1.5% of our adjusted total stockholders' equity. Prior to the July 2015, amendment, our base management fee was equal to 2.0% of our common stockholders' equity. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The net incentive fee paid to the Adviser increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, because of an increase in pre-incentive fee FFO, coupled with a reduction in the credit to incentive fee. The increase in pre-incentive fee FFO was primarily due to an increase in rental revenues from the properties acquired during the year ended December 31, 2016, coupled with a full year of rental revenues from the properties acquired during the year ended December 31, 2015. We amended the calculation of the incentive fee effective July 1, 2015. The revised calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase is a result of the Company using a greater share of the Administrator's resources for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased slightly for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily as a result of an increase in fund advertising expense, coupled with an increase in professional service subscriptions, partially offset by a decrease in bank service charges and stockholder related expenses.

The impairment charge recognized during the year ended December 31, 2016 is a result of impairment charges we recognized at seven of our properties, which were classified as held for sale at any point during the year ended December 31, 2016. As part of our held for sale procedures, we had determined that the fair market value less selling costs was below the carrying value of the respective properties, and we impaired the properties accordingly. These properties were located in non-core markets, and we were opportunistically selling them to generate funds for acquisitions in our target growth markets. Five of the impaired properties during the year ended December 31, 2016, were sold as of February 15, 2016, one of the impaired properties is classified as held for sale on the consolidated balance sheet as of December 31, 2016 and one property is classified as held and used on the consolidated balance sheet at December 31, 2016, after this asset no longer met the held for sale criteria and was recorded as held and used at the lesser of fair value or carrying value. The impairment charge recognized during the year ended December 31, 2015 was a result of the impairment of one property which was classified as held for sale during the year ended December 31, 2015, and we impaired the property as the fair value less selling costs was below the carrying value. We subsequently sold this property during the year ended December 31, 2016.

Other Income and Expenses

Interest expense decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This decrease was primarily a result of interest savings on mortgage debt repaid and refinanced at lower interest rates over the past 12 months coupled with reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the past 12 months. Our weighted average interest rate for all debt is 4.48% at December 31, 2016, as compared to 4.75% at December 31, 2015.

Distributions attributable to our Series C Preferred Stock, decreased during the year ended December 31, 2016, as compared to the year ended December 31, 2015, because we fully redeemed these shares during the year ended December 31, 2016.

The net gain on sale of real estate during the year ended December 31, 2016 is a result of the sale of six of our properties. The gain on sale of real estate during the year ended December 31, 2015 was a result of the sale of three of our properties.

Other income increased during the year ended December 31, 2016, as compared to the year ended December 31, 2015, because of insurance proceeds received at one of our properties during the year ended December 31, 2016.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily because of the impairment charges recognized on six of our properties coupled with increased property operating expenses, and a smaller gain on sale of real estate, net, offset by decreases in interest expense and distributions paid to Series C Preferred Stock shareholders as well as an increase in rental income.

A comparison of our operating results for the years ended December 31, 2015 and 2014 is below (dollars in thousands, except per share amounts):

		For the year ended December 31,
		2015	2014	$ Change	% Change
Operating revenues
Rental revenue		$80,892	$71,211	$9,681	13.6%
Tenant recovery revenue		1,753	2,079	(326)	(15.7)%
Interest income from mortgage note receivable		1,121	466	655	140.6%
Total operating revenues		83,766	73,756	10,010	13.6%
Operating expenses
Depreciation and amortization		35,288	28,864	6,424	22.3%
Property operating expenses		5,296	4,711	585	12.4%
Acquisition related expenses		622	1,438	(816)	(56.7)%
Base management fee		3,474	2,798	676	24.2%
Incentive fee		4,650	4,305	345	8.0%
Administration fee		1,419	1,526	(107)	(7.0)%
General and administrative		2,094	2,689	(595)	(22.1)%
Impairment charge		622	14,238	(13,616)	(95.6)%
Total operating expenses before credit to incentive fee		53,465	60,569	(7,104)	(11.7)%
Credit to base management fee		—	(150)	150	(100.0)%
Credit to incentive fee		(2,500)	(3,013)	513	(17.0)%
Total operating expenses		50,965	57,406	(6,441)	(11.2)%
Other (expense) income
Interest expense		(28,014)	(26,197)	(1,817)	6.9%
Distributions attributable to Series C mandatorily redeemable preferred stock		(2,743)	(2,743)	—	—%
Gain on sale of real estate		1,538	1,240	298	24.0%
Gain on debt extinguishment		—	5,274	(5,274)	(100.0)%
Other income		14	174	(160)	(92.0)%
Total other expense, net		(29,205)	(22,252)	(6,953)	31.2%
Net income		3,596	(5,902)	9,498	(160.9)%
Distributions attributable to Series A, B and D preferred stock		(4,094)	(4,094)	—	—%
Distributions attributable to senior common stock		(1,007)	(542)	(465)	85.8%
Net loss attributable to common stockholders		$(1,505)	$(10,538)	$9,033	(85.7)%
Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted		(0.07)	(0.61)	$0.54	(88.5)%
FFO available to common stockholders - basic		$32,867	$31,324	$1,543	4.9%
FFO available to common stockholders - diluted		$33,874	$31,866	$2,008	6.3%
Loss per weighted average share of common stock - basic & diluted		$(0.07)	$(0.61)	$0.54	(88.5)%
FFO per weighted average share of common stock - basic		$1.55	$1.82	$(0.27)	(14.8)%
FFO per weighted average share of common stock - diluted	(1)	$1.54	$1.80	$(0.26)	(14.4)%

(1)
Diluted FFO available to common stockholders was not previously adjusted for the income impact of the assumed conversion of senior common stock, in accordance with ASC 260 ("Earnings per Share"). This adjustment has increased Diluted FFO available to common stockholders by $0.04 per share and $0.03 per share for the years ended December 31, 2015 and 2014, respectively.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2014, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were either acquired, disposed or classified as held for sale at any point subsequent to December 31, 2013. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2014.

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Rental Revenues	2015	2014	$ Change	% Change
Same Store Properties	$58,771	$59,610	$(839)	(1.4)%
Acquired & Disposed Properties	18,733	7,663	11,070	144.5%
Expanded Properties	1,429	984	445	45.2%
Properties with Vacancy	1,959	2,954	(995)	(33.7)%
	$80,892	$71,211	$9,681	13.6%

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

	For the year ended December 31,
	(Dollars in Thousands)
Tenant Recovery Revenue	2015	2014	$ Change	% Change
Same Store Properties	$736	$588	$148	25.2%
Acquired & Disposed Properties	804	1,222	(418)	(34.2)%
Expanded Properties	10	10	—	—%
Properties with Vacancy	203	259	(56)	(21.6)%
	$1,753	$2,079	$(326)	(15.7)%

The increase in same store tenant recovery revenues for the year ended December 31, 2015, as compared to the year ended December 31, 2014, is a result of increased recoveries from tenants subject to gross leases. The decrease in tenant recovery revenues on acquired and disposed properties for the year ended December 31, 2015, as compared to the year ended December 31, 2014, is a result of a lack of tenant recovery revenues in 2015 associated with the property we conveyed to the lender in a deed-in-lieu transaction during 2014, offset by an increase in recoveries from tenants subject to a gross lease for properties acquired during and subsequent to the year ended December 31, 2014.

Interest income from mortgage notes receivable increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, because of interest earned on a mortgage development loan issued in July 2014 that was partially outstanding during the year ended December 31, 2014, coupled with interest earned on a $0.3 million interim financing note issued in April 2015.

Operating Expenses

Depreciation and amortization increased for year ended December 31, 2015 as compared to the year ended December 31, 2014 because of increased depreciation expense on the six properties acquired subsequent to December 31, 2014 and the inclusion of a full year of depreciation and amortization recorded in 2015 for 11 properties acquired during the year ended December 31, 2014.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2015	2014	$ Change	% Change
Same Store Properties	$1,952	$1,969	$(17)	(0.9)%
Acquired & Disposed Properties	2,574	2,223	351	15.8%
Expanded Properties	11	12	(1)	(8.3)%
Properties with Vacancy	759	507	252	49.7%
	$5,296	$4,711	$585	12.4%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for acquired and disposed properties for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily a result of property operating expenses incurred at properties subject to a gross lease which were acquired during and subsequent to the year ended December 31, 2014, offset by a lack of operating expenses in 2015 associated with the property which we conveyed to the lender in a deed-in-lieu transaction during 2014.

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

The base management fee paid to the Adviser increased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, due to an increase in both total and common stockholders’ equity, the main components of both the amended and previous calculations, during the year ended December 31, 2015. We amended the calculation of the base management fee effective July 1, 2015. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

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

The impairment charge recognized during the year ended December 31, 2015 is a result of the impairment of one property. Impairment recognized during the year ended December 31, 2014 was a result of the impairment of one property which was disposed during the year ended December 31, 2014.

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

The gain on sale of real estate during the year ended December 31, 2015 is a result of the sale of three of our non-core properties. The gain on sale of real estate during the year ended December 31, 2014 was a result of the sale of one property in June 2014.

The gain on debt extinguishment recognized during the year ended December 31, 2014 is a result of the deed-in-lieu transaction related to one property that was completed in November 2014. The outstanding debt on the property that was deemed satisfied in exchange for the property was in excess of the carrying value of the property. There was no gain on debt extinguishment recognized during the year ended December 31, 2015.

Other income decreased during the year ended December 31, 2015, as compared to the year ended December 31, 2014, because of the repayment of the employee note outstanding in May 2015.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily because of the impairment charge recognized during the year ended December 31, 2014, offset by the gain on debt extinguishment recognized from the deed-in-lieu transaction in December 2014, increased interest expense, depreciation expense, and an increase in rental income from the six properties acquired during the year ended December 31, 2015.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility and issuing additional equity securities. Our available liquidity as of December 31, 2016, was $42.6 million, including $4.7 million in cash and cash equivalents and an available borrowing capacity of $37.9 million under our Credit Facility. Our available borrowing capacity under the Credit Facility has decreased to $30.8 million as of February 15, 2017.

Future Capital Needs

We actively seek conservative investments that are likely to produce income to allow us to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial and office real property and, to a lesser extent, make mortgage secured loans, or pay down either outstanding borrowings under our Credit Facility or other outstanding indebtedness. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, refinancing maturing debt and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to maintain and grow our portfolio of investments.

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and fund our current operating costs in the near term. We also believe we will be able to refinance our mortgage debt as it matures. Additionally, to satisfy our short-term obligations, we may request credits to our management fees that are issued from our Adviser, although our Adviser is under no obligation to provide any such credits, either in whole or in part. We further believe that our cash flow from operations coupled with the equity and debt capital available to us in the future are sufficient to fund our long-term liquidity needs.

Equity Capital

The following table summarizes net proceeds raised from our various equity sales during the year ended December 31, 2016 (dollars in thousands):

	Net Proceeds	Number of Shares Sold	Weighted Average Share Price
Previous Common Stock ATM Program	$936	64,504	$14.72
Amended Common Stock ATM Program	27,091	1,558,247	17.66
Series A and B Preferred ATM Program	2,805	114,000	25.00
Series D Preferred Stock Direct Registered Placements	54,731	2,273,725	24.86
Series D Preferred Stock ATM Program	16,012	643,733	25.31
Common Stock Direct Registered Placement	13,888	774,400	18.35
	$115,463	5,428,609

As of February 15, 2017, we have the ability to raise up to $379.6 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-208953), or the Universal Shelf, in one or more future public offerings. Of the $379.6 million of available capacity under our Universal Shelf, approximately $130.6 million is reserved for additional sales under our Amended Common ATM Program, approximately $37.2 million is reserved for additional sales under our Series A and B Preferred ATM Programs, and approximately $32.6 million is reserved for additional sales under our Series D Preferred ATM Program as of February 15, 2017. We expect to continue to use our ATM programs as a source of liquidity during 2017.

Debt Capital

As of December 31, 2016, we had mortgage notes payable in the aggregate principal amount of $450.2 million, collateralized by a total of 70 properties with a remaining weighted average maturity of 6.5 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2016 was 4.7%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $58.9 million payable during 2017 and $46.6 million payable during 2018. The 2017 principal amounts payable include both amortizing principal payments and four balloon principal payments. We anticipate being able to refinance our mortgages that come due during 2017 and 2018 with a combination of new mortgage debt, availability on our Credit Facility and the issuance of additional equity securities. We have successfully refinanced $79.4 million of debt over the past 12 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Credit Facility. In addition, we have raised substantial equity under our ATM programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2016, was $41.2 million, as compared to net cash provided by operating activities of $31.5 million for the year ended December 31, 2015. This increase was primarily a result of an increase in rental income received from the properties acquired during the past 12 months, partially offset by an increase in base management and incentive fees due to increased activity in our portfolio. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2016, was $58.7 million, which primarily consisted of the acquisition of three properties and tenant improvements performed at certain of our properties, partially offset by proceeds from the sale of real estate. Net cash used in investing activities during the year ended December 31, 2015, was $74.5 million, which primarily consisted of the acquisition of six properties, the issuance of the additional mortgage note receivable and tenant improvements performed at certain of our properties, partially offset by proceeds from sale of real estate.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2016, was $17.0 million, which primarily consisted of proceeds from the sale of common stock and sales of our Series D Preferred Stock, partially offset by the distributions paid to our stockholders, principal repayments on mortgage notes payable and redemption of Series C Preferred Stock. Net cash provided by financing activities for the year ended December 31, 2015, was $39.5 million, which primarily consisted of proceeds from the $25.0 million Term Loan issuance, proceeds from the sale of common stock and issuance of mortgage notes payable, partially offset by distributions paid to our stockholders and principal repayments on mortgage notes payable.

Credit Facility

In August 2013, we procured our Revolver with KeyBank (serving as a revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million, extended the maturity date one year through August 2018, with a one year extension option through August 2019, and entered into a term loan facility (discussed below). The interest rate on the Credit Facility was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the Credit Facility, was increased from $100.0 million to $150.0 million. We also added three new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Bank, Fifth Third Bank, US Bank and Huntington Bank. We were subject to a payment of $0.5 million for the modification of the agreement.

In connection with the Revolver expansion discussed above, we added a $25.0 million, five-year, Term Loan, which matures in October 2020. The Term Loan is subject to the same leverage tiers as the Revolver, however the interest rate at each leverage tier is five basis points lower. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date.

As of December 31, 2016, there was $64.7 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.00% and $0.8 million outstanding under letters of credit at a weighted average interest rate of 2.25%. As of February 15, 2017, the maximum additional amount we could draw under the Credit Facility was $30.8 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2016.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$514,884	$58,940	$132,600	$69,530	$253,814
Interest on Debt Obligations (2)	111,627	20,633	35,740	27,411	27,843
Operating Lease Obligations (3)	6,804	462	929	858	4,555
Purchase Obligations (4)	2,206	1,956	250	—	—
	$635,521	$81,991	$169,519	$97,799	$286,212

(1)
Debt obligations represent borrowings under our Revolver, which represents $39.7 million of the debt obligation due in 2018, Term Loan Facility, which represents $25.0 million of the debt obligation due in 2020 and mortgage notes payable that were outstanding as of December 31, 2016. This figure does not include $0.2 million of premiums and (discounts) net, which are reflected in mortgage notes payable on the consolidated balance sheet, nor does it include $5.7 million of deferred financing costs, which are netted against mortgage notes payable, borrowings under the Revolver, and borrowing under Term Loan on the consolidated balance sheet.

(2)
Interest on debt obligations includes estimated interest on our borrowings under our Credit Facility and mortgage notes payable. The balance and interest rate on our Credit Facility and $71.7 million of our mortgage notes payable, is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of December 31, 2016.

(3)	Operating lease obligations represent the ground lease payments due on four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at 8 of our properties. These items were recognized on our consolidated balance sheet as of December 31, 2016.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable. For details regarding our rate cap agreements see Note 7 – Mortgage Notes Payable and Credit Facility .

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2016, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of December 31, 2016. As of December 31, 2016, our effective average LIBOR was 0.77%; thus, a 1%, 2% or 3% decrease could not occur.

	(Dollars in Thousands)
Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$1,387	$(1,387)
2% Increase to LIBOR	2,715	(2,715)
3% Increase to LIBOR	3,490	(3,490)

As of December 31, 2016, the fair value of our mortgage debt outstanding was $445.4 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2016, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $18.2 million and $19.5 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2016, as the debt is variable rate.
In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Credit Facility or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

As of December 31, 2016, approximately $378.5 million of our debt bore interest at fixed rates, as shown in the future principal debt payment table below (dollars in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Fixed rate	$49,218	$21,652	$36,581	$8,723	$24,203	$238,102	$378,479
Weighted average interest rate on fixed rate debt balloon payments	6.25%	5.40%	4.66%	—%	6.00%	4.79%	4.98%
Variable rate	9,722	64,679	9,688	29,033	7,571	15,712	136,405
	$58,940	$86,331	$46,269	$37,756	$31,774	$253,814	$514,884

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 15, 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Commercial Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Gladstone Commercial Corporation and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 15, 2017

Gladstone Commercial Corporation
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2016	December 31, 2015
ASSETS
Real estate, at cost	$821,749	$780,377
Less: accumulated depreciation	131,661	112,243
Total real estate, net	690,088	668,134
Lease intangibles, net	105,553	104,914
Real estate and related assets held for sale, net	9,562	1,077
Mortgage note receivable	—	5,900
Cash and cash equivalents	4,658	5,152
Restricted cash	3,030	4,205
Funds held in escrow	6,806	7,534
Deferred rent receivable, net	29,725	27,443
Other assets	2,320	2,825
TOTAL ASSETS	$851,742	$827,184
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable, net	$445,278	$455,863
Borrowings under Revolving Credit Facility, net	39,225	44,591
Borrowings under Term Loan Facility, net	24,892	24,878
Series C mandatorily redeemable term preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 160,000 and 1,700,000 shares authorized; and 0 and 1,540,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	38,100
Deferred rent liability, net	12,647	9,657
Asset retirement obligation	3,406	3,674
Accounts payable and accrued expenses	5,891	6,388
Liabilities related to assets held for sale, net	1,041	868
Due to Adviser and Administrator (1)	2,075	1,858
Other liabilities	6,667	7,436
TOTAL LIABILITIES	$541,122	$593,313
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 6,000,000 and 0 shares authorized; and 2,917,458 and 0 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively (3)	$70,743	$—
TOTAL MEZZANINE EQUITY	$70,743	$—
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 5,350,000 and 2,300,000 shares authorized and 2,264,000 and 2,150,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	$2	$2
Senior common stock, par value $0.001 per share; 4,450,000 and 7,500,000 shares authorized and 959,552 and 972,214 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1	1
Common stock, par value $0.001 per share, 34,040,000 and 38,500,000 shares authorized and 24,882,758 and 22,485,607 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	25	22
Additional paid in capital	463,436	418,897
Distributions in excess of accumulated earnings	(223,587)	(185,051)
TOTAL STOCKHOLDERS' EQUITY	239,877	233,871
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$851,742	$827,184

(1)	Refer to Note 2 “Related-Party Transactions”

(2)	Refer to Note 9 “Commitments and Contingencies”

(3)	Refer to Note 10 "Stockholders' Equity and Mezzanine Equity"

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)

	For the year ended December 31,
	2016	2015	2014
Operating revenues
Rental revenue	$84,498	$80,892	$71,211
Tenant recovery revenue	1,489	1,753	2,079
Interest income from mortgage note receivable	385	1,121	466
Total operating revenues	86,372	83,766	73,756
Operating expenses
Depreciation and amortization	37,517	35,288	28,864
Property operating expenses	5,889	5,296	4,711
Acquisition related expenses	261	622	1,438
Base management fee (1)	3,930	3,474	2,798
Incentive fee (1)	2,381	4,650	4,305
Administration fee (1)	1,474	1,419	1,526
General and administrative	2,127	2,094	2,689
Impairment charge	2,016	622	14,238
Total operating expenses before credit to incentive fee	55,595	53,465	60,569
Credit to base management fee (1)	—	—	(150)
Credit to incentive fee (1)	—	(2,500)	(3,013)
Total operating expenses	55,595	50,965	57,406
Other (expense) income
Interest expense	(25,902)	(28,014)	(26,197)
Distributions attributable to Series C mandatorily redeemable preferred stock	(1,502)	(2,743)	(2,743)
Gain on sale of real estate, net	242	1,538	1,240
Gain on debt extinguishment	—	—	5,274
Other income	343	14	174
Total other expense, net	(26,819)	(29,205)	(22,252)
Net income (loss)	3,958	3,596	(5,902)
Distributions attributable to Series A, B and D preferred stock	(6,645)	(4,094)	(4,094)
Distributions attributable to senior common stock	(1,011)	(1,007)	(542)
Net loss attributable to common stockholders	$(3,698)	$(1,505)	$(10,538)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.16)	$(0.07)	$(0.61)
Weighted average shares of common stock outstanding
Basic	23,193,962	21,159,597	17,253,503
Diluted	23,193,962	21,159,597	17,253,503
Earnings per weighted average share of senior common stock	$1.05	$1.05	$1.05
Weighted average shares of senior common stock outstanding - basic	960,667	960,016	516,937

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands)

	Shares Issued and Retired
	Series A and B Preferred Stock	Common Stock	Senior Common Stock	Series A and B Preferred Stock	Senior Common Stock	Common Stock	Additional Paid in Capital	Notes Receivable from Employees	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2013	2,150,000	15,662,414	374,484	$2	$—	$16	$298,751	$(375)	$(115,248)	$183,146
Issuance of Series A and B preferred stock and common stock, net	—	3,927,192	434,927	—	1	4	70,997	—	—	71,002
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(30,574)	(30,574)
Net loss	—	—	—	—	—	—	—	—	(5,902)	(5,902)
Balance at December 31, 2014	2,150,000	19,589,606	809,411	$2	$1	$20	$369,748	$(375)	$(151,724)	$217,672
Issuance of Series A and B preferred stock and common stock, net	—	2,896,001	162,803	—	—	2	49,149	—	—	49,151
Principal repayments of employee notes receivable	—	—	—	—	—	—	—	375	—	375
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(36,923)	(36,923)
Net income	—	—	—	—	—	—	—	—	3,596	3,596
Balance at December 31, 2015	2,150,000	22,485,607	972,214	$2	$1	$22	$418,897	$—	$(185,051)	$233,871
Issuance of Series A and B preferred stock and common stock, net	114,000	2,397,151	—	—	—	3	44,717	—	—	44,720
Retirement of senior common stock	—	—	(12,662)	—	—	—	(178)	—	—	(178)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(42,494)	(42,494)
Net income	—	—	—	—	—	—	—	—	3,958	3,958
Balance at December 31, 2016	2,264,000	24,882,758	959,552	$2	$1	$25	$463,436	$—	$(223,587)	$239,877
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$3,958	$3,596	$(5,902)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,517	35,288	28,864
Impairment charge	2,016	622	14,238
Gain on debt extinguishment	—	—	(5,274)
Gain on sale of real estate, net	(242)	(1,538)	(1,240)
Amortization of deferred financing costs	1,932	1,955	1,656
Amortization of deferred rent asset and liability, net	(663)	(515)	(389)
Tenant inducement payments	(115)	—	—
Amortization of discount and premium on assumed debt	(175)	(314)	(267)
Asset retirement obligation expense	148	152	104
Decrease (increase) in other assets	528	(1,185)	(265)
Increase in deferred rent receivable	(3,423)	(4,464)	(3,230)
Increase (decrease) in accounts payable, accrued expenses, and amount due Adviser and Administrator	932	(452)	204
(Decrease) increase in other liabilities	(385)	(43)	857
Leasing commissions paid	(867)	(1,615)	(1,159)
Net cash provided by operating activities	41,161	31,487	28,197
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(66,570)	(77,798)	(124,315)
Improvements of existing real estate	(5,875)	(6,689)	(6,347)
Proceeds from sale of real estate	6,431	6,683	11,162
Issuance of mortgage note receivable	—	(300)	(5,600)
Collection of mortgage note receivable	5,900	—	—
Receipts from lenders for funds held in escrow	3,728	6,947	2,911
Payments to lenders for funds held in escrow	(3,000)	(3,385)	(8,659)
Receipts from tenants for reserves	3,435	3,429	3,101
Payments to tenants from reserves	(3,898)	(2,811)	(4,298)
Decrease (increase) in restricted cash	1,175	(658)	1,504
Deposits on future acquisitions	(2,500)	(1,700)	(3,050)
Deposits applied against acquisition of real estate investments	2,000	1,800	3,150
Deposits refunded	500	—	—
Net cash used in investing activities	(58,674)	(74,482)	(130,441)
Cash flows from financing activities:
Proceeds from issuance of equity	118,362	50,165	73,931
Offering costs paid	(2,899)	(1,066)	(3,140)
Retirement of senior common stock	(178)	—	—
Redemption of Series C mandatorily redeemable preferred stock	(38,500)	—	—
Borrowings under mortgage notes payable	78,705	68,499	52,085
Payments for deferred financing costs	(1,500)	(1,880)	(1,029)
Principal repayments on mortgage notes payable	(88,899)	(66,714)	(8,144)
Principal repayments on employee notes receivable	—	375	—
Proceeds from issuance of term loan facility	—	25,000	—
Borrowings from revolving credit facility	129,400	77,000	98,450
Repayments on revolving credit facility	(135,000)	(75,000)	(79,550)
Increase in security deposits	22	40	57
Distributions paid for common, senior common and preferred stock	(42,494)	(36,871)	(30,363)
Net cash provided by financing activities	17,019	39,548	102,297
Net increase (decrease) in cash and cash equivalents	$(494)	$(3,447)	$53
Cash and cash equivalents, beginning of period	$5,152	$8,599	$8,546
Cash and cash equivalents, end of period	$4,658	$5,152	$8,599
NON-CASH INVESTING AND FINANCING INFORMATION
Cash paid during year for interest	$25,337	$29,259	$27,557
Increase in asset retirement obligation assumed in acquisition	$—	$56	$405
Senior common dividend issued in the dividend reinvestment program	$—	$52	$211
Fixed asset additions paid for by tenant	$4,879	$766	$2,031
Capital improvements included in accounts payable and accrued expenses	$3,275	$4,488	$5,510	(1)
Property conveyed in deed in lieu for full satisfaction of mortgage debt payable	$—	$—	$17,343
Security deposit applied to rental income	$—	$—	$147

(1)	This figure includes a $520 tenant improvement allowance capitalized during the year ended December 31, 2014, which was fully surrendered by the tenant during the year ended December 31, 2015.

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

All further references herein to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation. All references to annualized GAAP rent are rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease.

Subsidiaries

We conduct substantially all of our operations through the Operating Partnership. As we currently own all of the general and limited partnership interests of the Operating Partnership through two of our subsidiaries, GCLP Business Trust I and II, the financial position and results of operations of the Operating Partnership are consolidated within our financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Real Estate and Lease Intangibles

We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the estimated useful life, or up to 39 years, for buildings and improvements, 5 to 20 years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests. Real estate depreciation expense on the building and tenant improvement assets were $24.1 million, $22.2 million, and $18.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Most properties that we acquire are already being operated as rental properties, which we consider to be asset acquisitions under Accounting Standards Codification ("ASC") 360, "Property Plant and Equipment" after early adopting Accounting Standards Update 2017-01 "Clarifying the Definition of a Business" ("ASU 2017-01"), described in more detail below. We adopted ASU 2017-01 on October 1, 2016. When an acquisition is considered an asset acquisition, ASC 360 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt assumed and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 360 allows us to capitalize all expenses related to an acquisition accounted for as an asset acquisition into the cost of the acquisition.

Prior to us early adopting ASU 2017-01 during October 1, 2016, we considered most of our asset acquisitions to be business combinations under ASC 805, "Business Combinations," as we typically acquired properties with in-place leases. When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt assumed and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 805 requires that all expenses related to an acquisition accounted for as a business combination to be expensed as incurred, rather than capitalized into the cost of the acquisition. We had treated our property acquisitions as business combinations prior to the application of ASU 2017-01, resulting in acquisition costs being expensed rather than capitalized for periods prior to October 1, 2016. Refer to "Recently Issued Accounting Pronouncements" for further discussion.

Management’s estimates of fair value are made using methods similar to those used by independent appraisers (e.g. discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. In estimating carrying costs, management also includes lost reimbursement of real estate taxes, insurance and other operating expenses as well as estimates of lost rents at market rates during the hypothetical expected lease-up periods, which generally range from 9 to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets on the date of acquisition.

Above-market and below-market in-place lease fair values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $1.2 million, $0.9 million, and $0.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The total amount of the remaining intangible assets acquired, which consists of in-place lease values, lease origination costs, and customer relationship intangible values, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and our expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The value of in-place leases and lease origination costs are amortized to amortization expense over the remaining term of the respective leases, which generally range from 7 to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to amortization expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $13.4 million, $13.1 million, and $10.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values would be charged to rental income and the unamortized portion of in-place lease values, lease origination costs and customer relationship intangibles will be charged to amortization expense through the revised termination date.

Impairment Charges

We account for the impairment of real estate in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists or that depreciation periods should be modified. If circumstances indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying value of the investment in such property is recoverable. In performing the analysis, we consider such factors as each tenant’s payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate, whether there are indications that the fair value of the real estate has decreased or our intended holding period of the property is shortened. If the carrying amount is more than the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. We evaluate our entire portfolio of properties each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment.

Held for Sale Property

For properties considered held for sale, we cease depreciating and amortizing the property and value the property at the lower of depreciated and amortized cost or fair value, less costs to dispose. We present qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as held for sale, as discontinued operations in all periods when the sale meets the definition of discontinued operations. Under GAAP, the definition of discontinued operations is the disposal of a component or group of components that is disposed or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on our operations and financial results. The components of the property’s net income (loss) that are reflected as discontinued operations if classified as such include operating results, depreciation, amortization, and interest expense.

When properties are considered held for sale, but do not qualify as a discontinued operation, we present qualifying assets and liabilities as held for sale in the consolidated balance sheet in all periods that the qualifying assets and liabilities meet the held for sale criteria under ASC 360-10-49-9. The components of the held for sale property's net income (loss) is recorded within continuing operations under the consolidated statement of operations.

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

Funds Held in Escrow

Funds held in escrow consist of funds held by certain of our lenders for properties held as collateral by these lenders. These funds will be released to us upon completion of agreed upon tasks, as specified in the mortgage agreements, mainly consisting of maintenance and repairs on the buildings, and when evidence of insurance and tax payments has been submitted to the lenders. For the purposes of the consolidated statements of cash flows, changes in funds held in escrow caused by changes in lender held reserve balances are shown as investing activities.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $1.5 million, $1.9 million, and $1.0 million for deferred financing costs during the years ended December 31, 2016, 2015, and 2014, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $1.9 million, $2.0 million, and $1.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Gains on Sale of Real Estate, Net

Gains on sale of real estate, net, consist of the excess consideration received for a property over the property carrying value at the time of sale, or gains on real estate, offset by consideration received for a property less than the property carrying value at the time of sale, or loss on sale of real estate. We recognize gains on sale of real estate, net, in accordance with GAAP.

Gains on Debt Extinguishment

Gains on debt extinguishment consist of the excess forgiveness of debt received for a property over the property carrying value at the time of forgiveness. We recognize gains on debt extinguishment in accordance with GAAP.

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Deferred rent liability in the accompanying consolidated balance sheet includes the capitalized below-market in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write offs were recorded during the years ended December 31, 2016 and 2015. We incurred $0.8 million in deferred rent write offs during the year ended December 31, 2014.

Tenant recovery revenue includes payments from tenants as reimbursements for franchise taxes, management fees, insurance, maintenance and repairs, utilities, and ground lease payments. We recognize tenant recovery revenue in the same periods that we incur the related expenses. We do not record any tenant recovery revenues or operating expenses associated with costs paid directly by our tenants for our net leased properties.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2016, 2015, and 2014, we did not record any provisions for uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the estimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We accrued $0.0 million, $0.1 million and $0.4 million in liabilities in connection with acquisitions for the years ended December 31, 2016, 2015, and 2014, respectively. We recorded accretion expense of $0.1 million, $0.2 million, and $0.1 million during the years ended December 31, 2016, 2015, and 2014, respectively, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $8.5 million and the discount rates used in the calculations range from 2.5% to 7.0%. We do not expect to make any material payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income (Loss)

For the years ended December 31, 2016, 2015, and 2014, comprehensive income (loss) equaled net income (loss); therefore, a separate statement of comprehensive income (loss) is not included in the accompanying consolidated financial statements.

Segment Reporting

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and, accordingly, have only one reporting and operating segment.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which was amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), in May 2016 by FASB Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and in December 2016 by FASB Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606” (“ASU 2016-20”). ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We do not believe this standard will have a material impact on our results of operations or financial condition, primarily because the leasing impact of this update is primarily related to common area maintenance and other material tenant reimbursements. A majority of our properties are accounted for on a net basis, and not impacted by tenant recoveries from common area maintenance. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, is now effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years.

In August 2014, the FASB, issued Accounting Standards Update 2014–15 (“ASU 2014-15), “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” ("ASU 2014-15"). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter.

In February 2016, the FASB issued ASU 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to minimally impact our consolidated financial statements as we currently have four operating ground lease arrangements with terms greater than one year for which we are the lessee. We also expect our general and administrative expense to increase as the new standard requires us to expense indirect leasing costs that were previously capitalized to leasing commissions. ASC 2016-02 supersedes the previous leases standard, ASC 840 "Leases." The standard is effective on January 1, 2019, with early adoption permitted.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  We are currently assessing the impact of ASU 2016-15 and do not anticipate a material impact on our cash flows.  ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Restricted Cash (a consensus of the Emerging Issues Task Force)” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We are currently assessing the impact of ASU 2016-18 and do not anticipate a material impact on our cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

In January 2017, the FASB issued Accounting Standards Update 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01"). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions and disposals. We anticipate this amendment will result in a majority of our property acquisitions qualifying for asset acquisition treatment under ASC 360, rather than business combination treatment under ASC 805, for which the primary impact will be the capitalization of asset acquisition costs, instead of directly expensing these costs. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, and we have elected to early adopt, effective October 1, 2016.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. ASU 2015-03 was effective for annual periods beginning after December 15, 2015. We have adopted the provisions of ASU 2015-03 for the year ended December 31, 2016. We had unamortized deferred financing fees of $5.7 million and $6.1 million as of December 31, 2016 and December 31, 2015, respectively. These costs have been reclassified from deferred financing costs, net, to mortgage notes payable, net, borrowings under revolving credit facility, net, borrowings under term loan facility, net, and Series C mandatorily redeemable preferred stock, net. All periods presented have been retrospectively adjusted.

The following table summarizes the retrospective adjustment and the overall impact on the previously reported consolidated financial statements (dollars in thousands):

	December 31, 2015
	As Previously Reported	Retrospective Application
Deferred financing costs, net	$6,138	$—
Mortgage notes payable, net	460,770	455,863
Borrowings under revolving credit facility, net	45,300	44,591
Borrowings under term loan facility, net	25,000	24,878
Series C mandatorily redeemable preferred stock, net	38,500	38,100

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president, general counsel and secretary. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The services and fees under the Advisory Agreement and Administration Agreement are described below. At December 31, 2016 and December 31, 2015, $2.1 million and $1.9 million, respectively, was collectively due to our Adviser and Administrator.

Base Management Fee

On July 24, 2015, we entered into a Second Amended and Restated Advisory Agreement, with the Adviser effective July 1, 2015. We subsequently entered into a Third Amended and Restated Advisory Agreement with the Adviser on July 12, 2016 effective July 1, 2016. Our entrance into each of the amended agreements was approved unanimously by our Board of Directors. Our Board of Directors reviews and considers approving or renewing the Advisory Agreement with our Adviser each July.

As a result of the July 2015 amendment, the calculation of the annual base management fee equals 1.5% of our adjusted total stockholders’ equity, which is our total stockholders’ equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee). The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure. As a result of the July 2016 amendment, the definition of adjusted total stockholders' equity in the calculation of the base management fee and the incentive fee (described below) includes total mezzanine equity. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources. Prior to the 2015 amendment, our Advisory Agreement provided for an annual base management fee equal to 2.0% of our common stockholders’ equity, which was our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses, or other items that did not affect realized net income (including impairment charges).

For the years ended December 31, 2016, 2015, and 2014, we recorded a base management fee of $3.9 million, $3.5 million, and $2.8 million, respectively. The Adviser gave us a credit to the base management fee for the year ended December 31, 2014 of $0.2 million. No credits were recorded for either the years ended December 31, 2016 and 2015.

Incentive Fee

As a result of the 2015 amendment, the calculation of the incentive fee was revised to reward the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the new hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

The incentive fee prior to the July 2015 amendment rewarded the Adviser in circumstances where our quarterly funds from operations, or FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeded 1.75%, or 7.0% annualized, or the hurdle rate, of common stockholders’ equity. FFO included any realized capital gains and capital losses, less any distributions paid on preferred stock and Senior Common Stock (defined herein), but FFO did not include any unrealized capital gains or losses (including impairment charges). The Adviser received 100.0% of the amount of the pre-incentive fee FFO that exceeded the hurdle rate, but was less than 2.1875% of our common stockholders’ equity. The Adviser also received an incentive fee of 20.0% of the amount of our pre-incentive fee FFO that exceeded 2.1875% of common stockholders’ equity.

For the years ended December 31, 2016, 2015, and 2014, we recorded an incentive fee of $2.4 million, $4.7 million, and $4.3 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.0 million, $2.5 million, and $3.0 million, respectively, resulting in a net incentive fee for the years ended December 31, 2016, 2015, and 2014, of $2.4 million, $2.2 million, and $1.3 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the six months covering January 1, 2015 through June 30, 2015, and for the year ended December 31, 2014, in order to support the current level of distributions to our stockholders. The Adviser did not waive any portion of the incentive fee for the year ended December 31, 2016, nor the six months ended December 31, 2015. Waivers cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, as amended in July 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2016, 2015, and 2014.

Termination Fee

As a result of the July 2015 amendment, the Advisory Agreement includes a termination fee whereby, in the event of our termination of the agreement without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the agreement after the Company has defaulted and applicable cure periods have expired. The agreement may also be terminated for cause by us (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions of the agreement, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Prior to July 1, 2014, our allocable portion was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the new methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the years ended December 31, 2016, 2015, and 2014, we recorded an administration fee of $1.5 million, $1.4 million, and $1.5 million, respectively. Our Board of Directors reviews and considers approving or renewing the agreement with our Administrator each July.

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

Dealer Manager Agreement

In connection with the offering of our Senior Common Stock (see Note 10, “Stockholders’ and Mezzanine Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011, or the Dealer Manager Agreement, with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager Agreement terminated according to its terms on March 28, 2015, requiring us to write-off $0.1 million of deferred offering costs to general and administrative expense. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities was entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. In addition, we agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We did not make any payments during the year ended December 31, 2016 to Gladstone Securities pursuant to this agreement. We made approximately $0.3 million and $0.6 million of payments during the years ended December 31, 2015 and 2014, respectively, to Gladstone Securities pursuant to this agreement. All such payments are reflected as a component of Senior Common Stock costs as reflected in Note 10.

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may, from time to time, solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.3 million, $0.2 million, and $0.1 million during the years ended December 31, 2016, 2015, and 2014, respectively, which are included in mortgage notes payable, net, in the consolidated balance sheets, or 0.32%, 0.29%, and 0.27% of total mortgages secured during the respective periods. Our Board of Directors renewed the agreement for an additional year, through August 31, 2017, at its July 2016 meeting.

3. Loss per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the years ended December 31, 2016, 2015 and 2014, respectively. We computed basic loss per share for the years ended December 31, 2016, 2015 and 2014, respectively, using the weighted average number of shares outstanding during the periods. Diluted loss per share for the years ended December 31, 2016, 2015 and 2014, reflects additional shares of common stock related to our convertible Senior Common Stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2016	2015	2014
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(3,698)	$(1,505)	$(10,538)
Denominator for basic weighted average shares of common stock	23,193,962	21,159,597	17,253,503
Basic loss per share of common stock	$(0.16)	$(0.07)	$(0.61)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(3,698)	$(1,505)	$(10,538)
Net loss attributable to common stockholders plus assumed conversions (1)	$(3,698)	$(1,505)	$(10,538)
Denominator for basic weighted average shares of common stock	23,193,962	21,159,597	17,253,503
Effect of convertible Senior Common Stock (1)	—	—	—
Denominator for diluted weighted average shares of common stock (1)	23,193,962	21,159,597	17,253,503
Diluted loss per share of common stock	$(0.16)	$(0.07)	$(0.61)

(1)
We excluded convertible shares of Senior Common Stock of 800,116, 782,957, and 428,509 from the calculation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2016 and 2015, respectively, excluding real estate held for sale as of December 31, 2016 and 2015, respectively (dollars in thousands):

	December 31, 2016	December 31, 2015
Real estate:
Land	$104,719	$97,117
Building and improvements	662,661	635,728
Tenant improvements	54,369	47,532
Accumulated depreciation	(131,661)	(112,243)
Real estate, net	$690,088	$668,134

Real estate depreciation expense on building and tenant improvements was $24.1 million, $22.2 million, and $18.8 million for the years ended December 31, 2016, 2015, and 2014 respectively.

Acquisitions

Certain acquisitions during the year ended December 31, 2016, were accounted for as business combinations in accordance with Accounting Standards Codification ("ASC") 805, as there was a prior leasing history on the property. The fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred. Commencing in the fourth quarter of 2016, we early adopted ASU 2017-01 "Clarifying the Definition of a Business," which narrows the scope of transactions that would be accounted under ASC 805 Business Combinations. Under ASU 2017-01, if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the grouping is not a business, and rather an asset acquisition. Our fourth quarter 2016 acquisition has been deemed an asset acquisition when evaluated under the new guidance, and all acquisition-related costs have been capitalized.

During the year ended December 31, 2016 and 2015 we acquired three and six properties, respectively, which are summarized below (dollars in thousands):

Year Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs	Aggregate Annualized GAAP Rent	Aggregate Debt Issued
December 31, 2016	(1)	329,620	10.5 Years	$66,570	$179	$5,589	$38,800
December 31, 2015	(2)	520,053	9.9 Years	$77,798	$586	$7,984	$43,379
(1) On May 26, 2016 we acquired a 107,062 square foot property in Salt Lake City, UT for $17.0 million. We borrowed $9.9 million to fund the acquisition. The annualized GAAP rent on the 6 years lease is $1.4 million. On September 12, 2016 we acquired a 119,224 square foot property in Fort Lauderdale, FL for $23.9 million. We borrowed $14.1 million to fund the acquisition. The annualized GAAP rent on the 9 years lease is $2.0 million. On December 14, 2016 we acquired a 103,334 square foot property in King of Prussia, PA for $25.7 million, including $0.2 million of acquisition-related costs that were allocated among the identifiable assets acquired. These acquisition-related costs are not included in the aggregated costs in the table above. We borrowed $14.8 million to fund the acquisition. The annualized GAAP rent on the 15 years lease is $2.2 million. Our King of Prussia, PA acquisition in the fourth quarter was accounted for as an asset acquisition under ASC 360.
(2) On March 6, 2015 we acquired a 155,984 square foot property in Richardson, TX for $24.7 million. We borrowed $14.6 million to fund the acquisition. The annualized GAAP rent on the 9.5 years lease is $2.7 million. On March 20, 2015 we acquired a 30,850 square foot property in Birmingham, AL for $3.6 million. The annualized GAAP rent on the 8.5 years lease is $0.3 million. On May 28, 2015 we acquired a 78,033 square foot property in Columbus, OH for $7.7 million. We borrowed $4.5 million to fund the acquisition. The annualized GAAP rent on the 15 years lease is $0.6 million. On May 29, 2015 we acquired a 86,409 square foot property in Salt Lake City, UT for $22.2 million. We borrowed $13.0 million to fund the acquisition. The annualized GAAP rent on the 6.5 years lease is $2.4 million. On July 15, 2015 we acquired a 78,151 square foot property in Atlanta, GA for $13.0 million. We borrowed $7.5 million to fund the acquisition. The property is fully leased to one tenant through two leases, with 30% of the building leased for 15 years and the remainder leased for 7 years. The annualized GAAP rent on the leases is $1.3 million. On October 20, 2015 we acquired a 90,626 square foot property in Villa Rica, GA for $6.6 million. We borrowed $3.8 million to fund the acquisition. The annualized GAAP rent on the 18 years lease is $0.6 million.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the year ended December 31, 2016 and 2015, respectively, as follows (dollars in thousands):

Business Combinations
	Year ended December 31, 2016	Year ended December 31, 2015
Acquired assets and liabilities	Purchase price	Purchase price
Land	$7,125	$10,528
Building and improvements	22,934	42,652
Tenant Improvements	3,240	6,996
In-place Leases	3,355	7,410
Leasing Costs	1,437	4,338
Customer Relationships	3,090	5,408
Above Market Leases	—	1,712
Below Market Leases	(281)	(1,246)
Total Purchase Price	$40,900	$77,798

Asset Acquisitions
	Year ended December 31, 2016	Year ended December 31, 2015
Acquired assets and liabilities	Purchase price	Purchase price
Land	$3,681	$—
Building and improvements	11,682	—
Tenant Improvements	4,057	—
In-place Leases	2,669	—
Leasing Costs	1,987	—
Customer Relationships	1,406	—
Above Market Leases	188	—
Total Purchase Price	$25,670	$—

Total Purchase Price on all Acquisitions	$66,570	$77,798

Below is a summary of the total revenue and earnings recognized on the 2, 6 and 11 asset acquisitions treated as business combinations completed during the years ended December 31, 2016, 2015, and 2014 respectively (dollars in thousands):

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Rental Revenue	$1,462	$4,919	$5,605
Earnings	(162)	(63)	36

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the business combinations acquired through December 31, 2016, were acquired as of January 1, 2015, and the properties acquired during 2015, were acquired as of January 1, 2014. The pro-forma earnings for the years ended December 31, 2016, 2015 and 2014 were adjusted to assume that the acquisition-related costs were incurred as of the beginning of the comparative period (dollars in thousands, except per share amounts):

	For the year ended December 31,
	(unaudited)
	2016	2015	2014
Operating Data:
Total operating revenue	$88,304	$89,720	$87,439
Total operating expenses	(56,697)	(54,480)	(66,052)
Other expenses	(27,429)	(31,014)	(26,014)
Net income (loss)	4,178	4,226	(4,627)
Dividends attributable to preferred and senior common stock	(7,656)	(5,101)	(4,636)
Net loss attributable to common stockholders	$(3,478)	$(875)	$(9,263)
Share and Per Share Data:
Basic and diluted loss per share of common stock - pro forma	$(0.15)	$(0.04)	$(0.54)
Basic and diluted loss per share of common stock - actual	$(0.16)	$(0.07)	$(0.61)
Weighted average shares outstanding-basic and diluted	23,193,962	21,159,597	17,253,503

Significant Real Estate Activity on Existing Assets

During the year ended December 31, 2016 and 2015, we executed 9 and 15 leases, respectively, which are aggregated below (dollars in thousands):

Year Ended	Aggregate Square Footage	Weighted Average Lease Term		Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
December 31, 2016	551,335	3.9 Years	(1)	$2,478	$1,244	$436
December 31, 2015	890,092	7.3 Years	(2)	$7,514	$2,881	$1,925

(1)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have terms ranging from 1 year to 7.7 years.

(2)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have terms ranging from 1 year to 12.4 years.

On May 31, 2016, we reached a legal settlement with the previous tenant on one property to compensate us for deferred capital obligations and repairs they were required to perform during their tenancy. We recognized $0.3 million, recorded in other income on the consolidated statement of operations, related to reimbursed deferred capital obligations, and received $0.9 million as a reimbursement of repairs incurred during the year ended December 31, 2016 in connection with the legal settlement received, which was recorded net against operating expenses on the consolidated statement of operations.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses and excluding real estate held for sale as of December 31, 2016, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2017	$84,787
2018	85,509
2019	86,273
2020	78,683
2021	69,827
Thereafter	275,938
$681,017

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of December 31, 2016 and 2015, excluding real estate held for sale as of December 31, 2016 and 2015, respectively (in thousands):

	December 31, 2016		December 31, 2015
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$71,482	$(28,182)	$66,244	$(22,679)
Leasing costs	48,000	(18,599)	44,360	(14,774)
Customer relationships	50,252	(17,400)	46,485	(14,722)
	$169,734	$(64,181)	$157,089	$(52,175)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$10,479	$(7,296)	$10,176	$(6,818)
Below market leases and deferred revenue	(21,606)	8,959	(17,951)	8,294
	$(11,127)	$1,663	$(7,775)	$1,476

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $13.4 million, $13.1 million, and $10.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in depreciation and amortization expense in the consolidated statement of operations.

Total amortization related to above-market lease values was $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in rental revenue in the consolidated statement of operations.
Total amortization related to below-market lease values was $1.2 million, $0.9 million, and $0.7 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in rental revenue in the consolidated statement of operations.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2016 and 2015, respectively, were as follows:

Intangible Assets & Liabilities	2016	2015
In-place leases	11.5	13.0
Leasing costs	11.5	13.0
Customer relationships	15.8	17.5
Above market leases	5.2	18.6
Below market leases	7.9	13.5
All intangible assets & liabilities	12.5	14.3

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs and customer relationships for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2016 (dollars in thousands):

Year	Estimated Amortization Expense of In-Place Leases, Leasing Costs and Customer Relationships
2017	$15,522
2018	15,459
2019	15,451
2020	13,827
2021	11,879
Thereafter	33,415
$105,553

The estimated aggregate rental income to be recorded for the amortization of both above and below market leases for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2016 (dollars in thousands):

Year	Net Increase to Rental Income Related to Above and Below Market Leases
2017	$743
2018	743
2019	743
2020	797
2021	705
Thereafter	5,594
$9,325
(1) Does not include ground lease amortization of $139.

5. Real Estate Dispositions, Held for Sale, and Impairment Charges

Real Estate Dispositions

During the year ended December 31, 2016, we continued to execute our capital recycling program, whereby we opportunistically sold properties outside of our core markets and redeployed proceeds to fund property acquisitions in our target secondary growth markets. During the year ended December 31, 2016, we sold six non-core properties located in Dayton, Ohio, Rock Falls, Illinois, Angola, Indiana (2 properties), Montgomery, Alabama, and Toledo, Ohio, which are summarized below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Year Ended December 31, 2016	Aggregate Gain on Real Estate, net
266,814	$7,106	$433	$230	$242

Our 2016 dispositions were not classified as discontinued operations because they do not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the years ended December 31, 2016, 2015, and 2014, respectively (dollars in thousands):

	For the year ended December 31,
	2016	2015	2014
Operating revenue	$647	$1,045	$1,272
Operating expense	469	1,071	564
Other income (expense)	47	(353)	(406)
Income (loss) from real estate and related assets sold	$225	$(379)	$302

Real Estate Held for Sale

During the year ended December 31, 2016, we had 10 properties classified as held for sale at any point throughout the year. We considered all assets classified as held for sale at any point during the year ended December 31, 2016 to be non-core to our long term strategy. Of the 10 properties classified as held for sale at any point during the year ended December 31, 2016, we sold 6 of these properties during the year ended December 31, 2016, and 2 of these properties were classified as held for sale as of December 31, 2016, and the assets and liabilities of these properties are presented separately in our consolidated balance sheet. Two of these properties no longer met the held for sale criteria as of December 31, 2016, and as a result, both of these properties are classified as held and used as of December 31, 2016. These properties were available for sale at fair market value, but we were unable to identify a buyer and consummate a sale. As both of these properties are fully occupied and performing assets, we elected to cease marketing these properties for sale, and thus both properties are classified as held and used as of December 31, 2016. Upon meeting the held and used criteria, we recorded both properties at the lesser of fair value, or carrying value less depreciation recapture.

Our assets classified as held for sale at any point during December 31, 2016 were not classified as discontinued operations because they do not represent a strategic shift in our operations, nor will they have a major effect on our operations and financial results.

The table below summarizes the components of income from real estate and related assets held for sale (dollars in thousands):

	For the year ended December 31,
	2016	2015	2014
Operating revenue	$1,214	$1,227	$1,205
Operating expense	974	348	327
Other expense	(397)	(547)	(555)
(Loss) income from real estate and related assets held for sale	$(157)	$332	$323

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying consolidated balance sheet (dollars in thousands):

	December 31, 2016	December 31, 2015
ASSETS HELD FOR SALE
Real estate, at cost	$11,454	$1,899
Less: accumulated depreciation	2,668	846
Total real estate held for sale, net	8,786	1,053
Lease intangibles, net	200	—
Deferred rent receivable, net	575	—
Other assets	1	24
TOTAL ASSETS HELD FOR SALE	$9,562	$1,077
LIABILITIES HELD FOR SALE
Deferred rent liability, net	$755	$—
Asset retirement obligation	286	75
Accounts payable and accrued expenses	—	1
Other liabilities	—	792
TOTAL LIABILITIES HELD FOR SALE	$1,041	$868

Impairment Charges

We performed an evaluation and analysis of our entire portfolio to determine if any of our held and used assets were impaired during the year ended December 31, 2016, and we had determined that none of our held and used assets were impaired. We continue to evaluate our properties on a quarterly basis for changes that could create the need to record impairment. Future impairment losses may result, and could be significant, should market conditions deteriorate in the markets in which we hold our assets or we are unable to secure leases at terms that are favorable to us, which could impact the estimated cash flows of our properties over the period in which we plan to hold our properties.

As part of our held for sale process, we perform an analysis of all properties classified as held for sale at any point during December 31, 2016, and compare the fair market value of the asset less selling costs against the carrying value of assets available for sale. As a result of this analysis, we recorded impairment charges of $2.0 million on seven properties classified as held for sale during any point of the year ended December 31, 2016. Five of the seven impaired properties were sold during the year ended December 31, 2016. As of December 31, 2016, one of the impaired properties is classified as held for sale on the consolidated balance sheet, and one of the properties is classified as held and used. We have recorded the held and used asset at fair market value, as the fair market value was less than the carrying value of assets available for sale.

We recognized $0.6 million of impairment charges on one property during the year ended December 31, 2015. This property was classified as held for sale during the year ended December 31, 2015, and through our held for sale analysis, we concluded that the fair market value less selling costs was below the carrying value of this property. This property was sold in May 2016.

We recognized $14.2 million of impairment charges on one property during the year ended December 31, 2014. As part of the evaluation and analysis on our portfolio during the year ended December 31, 2014, we had shortened our hold period on this property and determined the undiscounted cash flows on this property were below the carrying value, resulting in impairment. This property was conveyed to the lender in a deed in lieu transaction in November 2014.

The fair values for the above properties were calculated using Level 3 inputs which were calculated using an estimated sales price, less estimated costs to sell. The estimated sales price was determined using an executed purchase and sale agreement, auction house price ranges or real estate broker guidance.

6. Mortgage Note Receivable

On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Subsequently, on April 14, 2015, we closed an additional $0.3 million interim financing loan for the development of the Phoenix, Arizona property. Construction was completed in July 2015 and we earned 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we were granted a right of first offer to purchase the property at fair value. We elected not to purchase the property, but did receive an exit fee upon maturity of the loan in an amount sufficient for us to earn an internal rate of return of 22.0% on the second mortgage development loan, inclusive of interest earned. We have recognized $0.4 million, $1.1 million and $0.5 million in aggregate cash interest income and accrued exit fee revenue during the years ended December 31, 2016, 2015, and 2014, respectively. The principal balance of the loans and all associated interest and exit fee revenue was received in January 2016. We currently have no mortgage notes receivable outstanding.

7. Mortgage Notes Payable, Revolving Credit Facility, and Term Loan Facility

Our revolving credit facility and term loan facility are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of December 31, 2016 and December 31, 2015 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	December 31, 2016		December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2016
Mortgage and other secured loans:
Fixed rate mortgage loans	52		$378,477	$427,334	(1)	(2)
Variable rate mortgage loans	18		71,707	33,044	(3)	(2)
Premiums and discounts, net	-		217	392	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(5,123)	(4,907)	N/A	N/A
Total mortgage notes payable, net	70		$445,278	$455,863	(4)
Variable rate revolving credit facility	24	(6)	39,700	45,300	LIBOR + 2.25%	8/7/2018
Deferred financing costs, revolving credit facility	-		(475)	(709)	N/A	N/A
Total revolving credit facility, net	24		$39,225	$44,591
Variable rate term loan facility	-		25,000	25,000	LIBOR + 2.20%	10/5/2020
Deferred financing costs, term loan facility	-		(108)	(122)	N/A	N/A
Total term loan facility, net	N/A		$24,892	$24,878
Total mortgage notes payable and credit facility	94		$509,395	$525,332	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.75% to 6.63%.

(2)	We have 44 mortgage notes payable with maturity dates ranging from 3/1/2017 through 7/1/2045.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.15% to one month LIBOR +2.75%. At December 31, 2016, one month LIBOR was approximately 0.77%.

(4)	The weighted average interest rate on the mortgage notes outstanding at December 31, 2016, was approximately 4.69%.

(5)	The weighted average interest rate on all debt outstanding at December 31, 2016, was approximately 4.48%.

(6)	The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 24 unencumbered properties as of December 31, 2016.

N/A - Not Applicable

Mortgage Notes Payable

As of December 31, 2016, we had 44 mortgage notes payable, collateralized by a total of 70 properties with a net book value of $647.6 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. Gladstone Commercial Corporation has full recourse for $8.9 million of the mortgage notes payable outstanding or 2.0% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the year ended December 31, 2016, we issued 7 long-term mortgages collateralized by 12 properties, which are aggregated below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt	Aggregate Variable Rate Debt Issued
$38,800	(1)	4.68%	$39,905	(2)

(1)	We issued $38.8 million of new fixed rate debt in connection with our three property acquisitions with maturity dates ranging from 6/1/2026 to 1/1/2027.

(2)
The interest rate for all of our new variable rate debt is equal to one month LIBOR plus a spread ranging from 2.35% to 2.75%. Maturity dates on this new variable rate debt range from 4/22/2019 to 3/1/2023. We have entered into rate cap agreements on all new variable rate debt.

During the year ended December 31, 2016, we repaid 7 mortgages collateralized by 16 properties, which are aggregated below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$79,383	6.06%

Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2017	$58,940
2018	46,631
2019	46,269
2020	12,756
2021	31,774
Thereafter	253,814
	$450,184	(1)

(1)
This figure is does not include $0.2 million premiums and (discounts), net, and $5.1 million of deferred financing costs, which are reflected in mortgage notes payable on the consolidated balance sheet.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancings, cash from operations, equity proceeds and availability on our Credit Agreement.

Interest Rate Caps

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable rate notes payable. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2016 and 2015, our interest rate cap agreements were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as interest expense on our accompanying consolidated statements of operations. The following table summarizes the interest rate caps for the year ended December 31, 2016 and 2015 (dollars in thousands):

		December 31, 2016		December 31, 2015
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$333	(1)	$71,721	$101	$33,044	$40
(1) We have entered into various interest rate cap agreements on new variable rate debt with LIBOR caps ranging from 2.50% to 3.00%.

The fair value of all mortgage notes payable outstanding as of December 31, 2016 was $445.4 million, as compared to the carrying value stated above of $445.3 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

In August 2013, we procured a senior unsecured revolving credit facility, or the Revolver, with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million and extended the maturity date 1-year through August 2018, with a 1-year extension option through August 2019. We also added a $25.0 million 5-year term loan facility, or the Term Loan, which matures in October 2020. The Revolver and the Term Loan are referred to collectively herein as the Credit Facility. The interest rate on the Credit Facility was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the Credit Facility was increased from $100.0 million to $150.0 million. We also added 3 new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Banks, Fifth Third Bank, US Bank and Huntington Bank. We were subject to a payment of $0.5 million for the modification of the agreement.

In connection with the Revolver expansion discussed above, we added a $25.0 million, 5-year, Term Loan, which matures in October 2020. The Term Loan is subject to the same leverage tiers as the Revolver, however the interest rate at each leverage tier is five basis points lower. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date.

As of December 31, 2016, there was $64.7 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.00% and $0.8 million outstanding under letters of credit at a weighted average interest rate of 2.25%. As of February 15, 2017, the maximum additional amount we could draw under the Credit Facility was $30.8 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2016.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2016, as the debt is variable rate.

8. Mandatorily Redeemable Term Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share, or the Series C Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million. The shares of the Series C Preferred Stock had a mandatory redemption date of January 31, 2017.

During the year ended December 31, 2016, we redeemed all outstanding shares of the Series C Preferred Stock. Accordingly, we wrote-off unamortized offering costs of $0.2 million during the year ended December 31, 2016, which were recorded to interest expense in our consolidated statements of operations.

The Series C Preferred Stock was recorded as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the consolidated statements of operations.

9. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2016, are as follows (dollars in thousands):

For the year ended December 31,	Minimal Rental Payments Due
2017	$462
2018	464
2019	465
2020	466
2021	392
Thereafter	4,555
6,804

Rental expenses recorded in connection with the properties on which we are ground lease tenants was $0.5 million for the year ended December 31, 2016 and $0.4 million for both the years ended December 31, 2015 and 2014. Rental expenses are reflected in property operating expenses on the consolidated statements of operations.

Letters of Credit

As of December 31, 2016, there was $0.8 million outstanding under letters of credit. These letters of credit are not reflected on our consolidated balance sheet.

10. Stockholders’ Equity and Mezzanine Equity

Distributions

We paid the following distributions per share for the years ended December 31, 2016, 2015, and 2014:

	For the year ended December 31,
	2016		2015	2014
Common Stock	$1.500		$1.500	$1.500
Senior Common Stock	1.0500		1.0500	1.0500
Series A Preferred Stock	1.9374996		1.9374996	1.9374996
Series B Preferred Stock	1.8750		1.8750	1.8750
Series C Preferred Stock	1.1330	(1)	1.7813	1.7813
Series D Preferred Stock	1.0538		—	—
(1) We fully redeemed our Series C Preferred Stock on August 19, 2016, and paid all outstanding shareholders a prorated dividend for the month of August.

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. We had capital gains during the year ended December 31, 2015. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital	Long-Term Capital Gains
Common Stock
For the year ended December 31, 2014	—%	100.00000%	—%
For the year ended December 31, 2015	18.80114%	79.50018%	1.69868%
For the year ended December 31, 2016	28.81758%	71.18242%	—%
Senior Common Stock
For the year ended December 31, 2014	—%	100.00000%	—%
For the year ended December 31, 2015	91.71368%	—%	8.28632%
For the year ended December 31, 2016	100.00000%	—%	—%
Series A Preferred Stock
For the year ended December 31, 2014	24.10732%	75.89268%	—%
For the year ended December 31, 2015	91.71368%	—%	8.28632%
For the year ended December 31, 2016	100.00000%	—%	—%
Series B Preferred Stock
For the year ended December 31, 2014	24.10732%	75.89268%	—%
For the year ended December 31, 2015	91.71368%	—%	8.28632%
For the year ended December 31, 2016	100.00000%	—%	—%
Series C Preferred Stock
For the year ended December 31, 2014	24.10732%	75.89268%	—%
For the year ended December 31, 2015	91.71368%	—%	8.28632%
For the year ended December 31, 2016	100.00000%	—%	—%
Series D Preferred Stock
For the year ended December 31, 2014	—%	—%	—%
For the year ended December 31, 2015	—%	—%	—%
For the year ended December 31, 2016	100.00000%	—%	—%

Recent Activity

Common Stock Offering

During the year ended December 31, 2016, we completed a registered direct offering of 774,400 shares of our common stock, which closed on December 5, 2016, at an offering price of $18.35 per share. Net proceeds, after deducting offering expenses and underwriter discounts, were $13.9 million. The proceeds from this offering were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Common Stock ATM Program

During the year ended December 31, 2016, under our previous common stock ATM program with Cantor Fitzgerald & Co., or Cantor Fitzgerald, we sold 65,000 shares of common stock, raising $0.9 million in net proceeds. In February 2016, we amended our common ATM program, or the Amended Common ATM Program. The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald to $160.0 million. All other terms of the common ATM program remained unchanged. During the year ended December 31, 2016, we sold an additional 1.6 million shares of common stock, raising $27.1 million in net proceeds under our Amended Common ATM Program. As of December 31, 2016, we had a remaining capacity to sell up to $132.5 million of common stock under the Amended Common ATM Program. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Preferred Stock ATM Programs

Series A and B Preferred Stock: In February 2016, we entered into an open market sales agreement, or the Series A and B Preferred ATM Programs, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock, or the Series B Preferred Stock, having an aggregate offering price of up to $40.0 million. During the year ended December 31, 2016, we sold 114,000 shares of our Series B Preferred Stock for net proceeds of $2.8 million and did not sell any Series A Preferred Stock. As of December 31, 2016, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Programs. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Mezzanine Equity

Series D Preferred Stock: During the year ended December 31, 2016, we entered into purchase agreements with certain institutional investors and broker dealers whereby we agreed to sell a total of 2,273,725 shares of our 7.00% Series D Cumulative Redeemable Preferred Stock, par value $0.001 per share, or the Series D Preferred Stock, with a liquidation preference of $25.00 per share, in registered direct placements. Our total net proceeds from these offerings, after deducting offering expenses, were $54.7 million. The proceeds were used to redeem $38.5 million of our Series C Preferred Stock, which represented all of our then outstanding shares of such stock, with the remainder used to repay outstanding debt. The Series D Preferred Stock is classified as mezzanine equity in our consolidated balance sheet because it is redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 "Distinguishing Liabilities from Equity," which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our Company outside of our control is only possible if a tender offer for our common stock is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. We will periodically evaluate the likelihood that a change of control is more than 50% likely to take place, and if we deem this probable, we would adjust the Series D Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control is remote.

Series D Preferred Stock ATM: In June 2016, we entered into an open market sales agreement, or the Series D Preferred ATM Program, with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our Series D Preferred Stock, having an aggregate offering price of up to $50.0 million. During the year ended December 31, 2016, we sold 644,000 shares of our Series D Preferred Stock for net proceeds of $16.0 million. As of December 31, 2016, we had a remaining capacity to sell up to $33.7 million of Series D Preferred Stock under the Series D Preferred ATM Program. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

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

11. Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands).

	Quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Operating revenues	$22,009	$21,589	$21,247	$21,527
Operating expenses	(13,733)	(15,172)	(13,433)	(13,257)
Other expense	(5,981)	(6,490)	(6,931)	(7,417)
Net income (loss)	2,295	(73)	883	853
Dividends attributable to preferred and senior common stock	(2,607)	(2,256)	(1,514)	(1,279)
Net loss attributable to common stockholders	(312)	(2,329)	(631)	(426)
Net loss attributable to common stockholders - basic & diluted	$(0.01)	$(0.10)	$(0.03)	$(0.02)
	Quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Operating revenues	$21,823	$21,375	$20,688	$19,880
Operating expenses	(12,970)	(13,643)	(12,595)	(11,757)
Other expense	(6,286)	(7,828)	(7,662)	(7,429)
Net income (loss)	2,567	(96)	431	694
Dividends attributable to preferred and senior common stock	(1,284)	(1,286)	(1,284)	(1,247)
Net income (loss) available (attributable) to common stockholders	1,283	(1,382)	(853)	(553)
Net income (loss) available (attributable) to common stockholders - basic & diluted	$0.06	$(0.06)	$(0.04)	$(0.03)

12. Subsequent Events

Fourth Amended and Restated Investment Advisory Agreement
On January 10, 2017 the Company amended and restated the Advisory Agreement by entering into the Fourth Amended and Restated Investment Advisory Agreement between the Company and the Adviser to revise the calculation of the capital gains fee. Based upon the amendment, the calculation of the capital gains fee is based on the all-in acquisition cost of disposed of properties. The impact of this amendment would have not resulted in a capital gains fee for the years ended December 31, 2016, 2015 and 2014. The Company’s entrance into the Fourth Amended and Restated Investment Advisory Agreement was approved unanimously by our Board of Directors.

Subsequent Amendment to Articles of Incorporation

On January 11, 2017, we filed with the Maryland State Department of Assessments and Taxation an Articles Supplementary reclassifying the remaining 160,000 authorized but unissued shares of our Series C Preferred Stock, as authorized but unissued shares of our common stock, and made a corresponding amendment to our Partnership Agreement with regard to corresponding units of partnership interest. As a result of the reclassification, there are zero authorized shares of Series C Preferred Stock and zero authorized corresponding units of partnership interest remaining. On the same date, we filed with the Maryland State Department of Assessments and Taxation an Articles of Restatement, restating and integrating into a single instrument all prior Articles Supplementary and amendments thereto.

Distributions

On January 12, 2017, our Board of Directors declared the following monthly distributions for the months of January, February, and March of 2017:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series D Preferred Distributions per Share
January 20, 2017	January 31, 2017	$0.125	$0.1614583	$0.15625	$0.1458333
February 16, 2017	February 28, 2017	0.125	0.1614583	0.15625	0.1458333
March 22, 2017	March 31, 2017	0.125	0.1614583	0.15625	0.1458333
		$0.375	$0.4843749	$0.46875	$0.4375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
January	February 7, 2017	$0.0875
February	March 7, 2017	0.0875
March	April 7, 2017	0.0875
		$0.2625

Subsequent Sale Activity

On January 31, 2017, we completed the sale of our Franklin, New Jersey property for $12.8 million, recognizing a gain on sale of $5.9 million. This property was classified as held for sale on our consolidated balance sheet as of December 31, 2016.

Subsequent Financing Activity

On January 31, 2017 we paid down one of our variable rate mortgages collateralized by four properties by $8.2 million in conjunction with the sale of our Franklin, New Jersey property. The mortgage balance of $10.0 million is now collateralized by the remaining 3 properties.

On February 1, 2017, we repaid a $13.8 million mortgage, collateralized by 3 properties. This mortgage had a fixed interest rate of 6.0%.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina
Office Building	$4,664	$960	$4,481	$35	$960	$4,516	$5,476	$1,983	$3,493	1997	12/23/2003
Canton, Ohio
Office Building	1,626	186	3,083	500	187	3,582	3,769	1,207	2,562	1994	1/30/2004
Akron, Ohio (3)
Office Building	—	1,973	6,771	1,283	1,974	8,053	10,027	2,342	7,685	1968/1999	4/29/2004
Charlotte, North Carolina
Office Building	6,982	740	8,423	61	741	8,483	9,224	2,761	6,463	1984/1995	6/30/2004
Canton, North Carolina
Industrial Building	3,497	150	5,050	7,285	150	12,335	12,485	2,033	10,452	1998/2014	7/6/2004
Crenshaw, Pennsylvania (3)
Industrial Building	—	100	6,574	269	100	6,843	6,943	2,183	4,760	1991	8/5/2004
Lexington, North Carolina (3)
Industrial Building	—	820	2,107	69	820	2,176	2,996	715	2,281	1986	8/5/2004
Austin, Texas
Office Building	6,500	1,000	6,296	876	1,000	7,172	8,172	2,096	6,076	2001	9/16/2004
Mt. Pocono, Pennsylvania
Industrial Building	4,713	350	5,819	18	350	5,837	6,187	1,855	4,332	1995/1999	10/15/2004

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
San Antonio, Texas (3)
Office Building	—	843	7,514	621	843	8,135	8,978	2,838	6,140	1999	2/10/2005
Big Flats, New York
Industrial Building	2,677	275	6,459	34	275	6,493	6,768	1,956	4,812	2001	4/15/2005
Wichita, Kansas (3)
Office Building	—	1,525	9,703	327	1,525	10,030	11,555	3,007	8,548	2000	5/18/2005
Arlington, Texas (3)
Industrial Building	—	636	3,695	819	636	4,514	5,150	1,249	3,901	1966	5/26/2005
Eatontown, New Jersey
Office Building	3,357	1,351	3,520	534	1,351	4,054	5,405	1,241	4,164	1991	7/7/2005
Franklin Township, New Jersey
Industrial Building	6,544	1,632	6,200	516	1,632	6,716	8,348	1,809	6,539	1978	7/11/2005
Duncan, South Carolina
Industrial Building	9,560	783	10,790	1,889	783	12,679	13,462	3,615	9,847	1984/2001/2007	7/14/2005
Duncan, South Carolina
Industrial Building	2,376	195	2,682	470	195	3,152	3,347	899	2,448	1984/2001/2007	7/14/2005
Hazelwood, Missouri
Industrial Building	2,228	763	2,309	34	592	2,514	3,106	859	2,247	1977	8/5/2005
Newburyport, Massachusetts
Industrial Building	—	629	6,504	2,179	629	8,683	9,312	2,315	6,997	1994	10/17/2005
Clintonville, Wisconsin (3)
Industrial Building	—	55	4,717	3,250	55	7,967	8,022	1,765	6,257	1992/2013	10/31/2005
Maple Heights, Ohio
Industrial Building	4,000	1,609	10,065	1,288	1,609	11,353	12,962	4,019	8,943	1974	12/21/2005
Richmond, Virginia
Office Building	5,275	736	5,336	62	736	5,398	6,134	1,560	4,574	1972	12/30/2005
South Hadley, Massachusetts (3)
Industrial Building	—	471	2,765	(984)	270	1,982	2,252	790	1,462	1978	2/15/2006
Champaign, Illinois
Office Building	1,542	687	2,036	2	687	2,038	2,725	598	2,127	1996	2/21/2006
Champaign, Illinois
Office Building	3,024	1,347	3,992	4	1,347	3,996	5,343	1,172	4,171	1996	2/21/2006
Champaign, Illinois
Office Building	1,890	842	2,495	2	842	2,497	3,339	732	2,607	1996	2/21/2006
Champaign, Illinois
Office Building	1,728	770	2,281	2	770	2,283	3,053	669	2,384	1996	2/21/2006
Burnsville, Minnesota
Office Building	7,900	3,511	8,746	6,409	3,511	15,155	18,666	3,495	15,171	1984	5/10/2006
Menomonee Falls, Wisconsin
Industrial Building	6,552	625	6,911	686	625	7,597	8,222	1,923	6,299	1986/2000	6/30/2006
Baytown, Texas
Medical Office Building	2,000	221	2,443	1,916	221	4,359	4,580	791	3,789	1997	7/11/2006
Mason, Ohio
Office Building	4,042	797	6,258	540	797	6,798	7,595	1,971	5,624	2002	1/5/2007
Raleigh, North Carolina
Industrial Building	4,978	1,606	5,513	3,725	1,606	9,238	10,844	1,658	9,186	1994	2/16/2007
Tulsa, Oklahoma
Industrial Building	7,220	—	14,057	—	—	14,057	14,057	4,158	9,899	2004	3/1/2007
Hialeah, Florida (3)
Industrial Building	—	3,562	6,672	713	3,562	7,385	10,947	1,841	9,106	1956/1992	3/9/2007
Tewksbury, Massachusetts (3)
Industrial Building	—	1,395	8,893	52	1,395	8,945	10,340	2,381	7,959	1985/1989	5/17/2007
Mason, Ohio
Retail Building	4,391	1,201	4,961	—	1,201	4,961	6,162	1,229	4,933	2007	7/1/2007
Cicero, New York
Industrial Building	3,551	299	5,019	—	299	5,019	5,318	1,199	4,119	2005	9/6/2007
Grand Rapids, Michigan
Office Building	5,547	1,629	10,500	308	1,629	10,808	12,437	2,611	9,826	2001	9/28/2007
Bollingbrook, Illinois

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Industrial Building	—	1,272	5,003	846	1,272	5,849	7,121	1,348	5,773	2002	9/28/2007
Decatur, Georgia (3)
Medical Office Building	696	784	3,245	585	784	3,830	4,614	858	3,756	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	182	205	848	153	205	1,001	1,206	224	982	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	228	257	1,064	192	257	1,256	1,513	281	1,232	1989	12/13/2007
Lawrenceville, Georgia (3)
Medical Office Building	603	679	2,809	506	679	3,315	3,994	743	3,251	2005	12/13/2007
Snellville, Georgia (3)
Medical Office Building	156	176	729	131	176	860	1,036	193	843	1986	12/13/2007
Covington, Georgia (3)
Medical Office Building	206	232	959	173	232	1,132	1,364	254	1,110	2000	12/13/2007
Cumming, Georgia
Medical Office Building	656	738	3,055	550	738	3,605	4,343	808	3,535	2004	12/13/2007
Conyers, Georgia (3)
Medical Office Building	264	297	1,228	221	297	1,449	1,746	325	1,421	1994	12/13/2007
Reading, Pennsylvania
Industrial Building	3,789	491	6,202	—	491	6,202	6,693	1,423	5,270	2007	1/29/2008
Fridley, Minnesota
Office Building	4,904	1,354	8,074	399	1,383	8,444	9,827	2,330	7,497	1985/2006	2/26/2008
Concord Township, Ohio (3)
Office Building	—	1,796	11,154	(10)	1,786	11,154	12,940	2,658	10,282	1957/2008	3/31/2008
Pineville, North Carolina
Industrial Building	2,202	669	3,028	6	669	3,034	3,703	696	3,007	1985	4/30/2008
Marietta, Ohio
Industrial Building	5,375	829	6,607	209	829	6,816	7,645	1,460	6,185	1992/2007	8/29/2008
Chalfont, Pennsylvania
Industrial Building	5,577	1,249	6,420	327	1,249	6,747	7,996	1,653	6,343	1987	8/29/2008
Orange City, Iowa
Industrial Building	7,951	258	5,861	6	258	5,867	6,125	1,109	5,016	1990	12/15/2010
Hickory, North Carolina
Office Building	6,413	1,163	6,605	—	1,163	6,605	7,768	1,725	6,043	2008	4/4/2011
Springfield, Missouri (3)
Office Building	—	1,700	12,038	—	1,700	12,038	13,738	2,004	11,734	2006	6/20/2011
Boston Heights, Ohio
Office Building	2,534	449	3,010	—	449	3,010	3,459	696	2,763	2011	10/20/2011
Parsippany, New Jersey
Office Building	6,497	1,696	7,077	81	1,696	7,158	8,854	1,401	7,453	1984	10/28/2011
Dartmouth, Massachusetts
Retail Location	3,824	—	4,236	—	—	4,236	4,236	605	3,631	2011	11/18/2011
Springfield, Missouri
Retail Location	1,646	—	2,275	—	—	2,275	2,275	415	1,860	2005	12/13/2011
Pittsburgh, Pennsylvania
Office Building	2,605	281	3,205	743	281	3,948	4,229	586	3,643	1968	12/28/2011
Ashburn, Virginia
Office Building	6,870	706	7,858	—	705	7,859	8,564	1,293	7,271	2002	1/25/2012
Ottumwa, Iowa
Industrial Building	3,926	212	5,072	287	212	5,359	5,571	886	4,685	1970	5/30/2012
New Albany, Ohio
Office Building	8,426	1,658	8,746	—	1,658	8,746	10,404	1,474	8,930	2007	6/5/2012
Columbus, Georgia
Office Building	4,298	1,378	4,520	—	1,378	4,520	5,898	844	5,054	2012	6/21/2012
Columbus, Ohio
Office Building	2,702	542	2,453	92	542	2,545	3,087	521	2,566	1981	6/28/2012
Jupiter, Florida
Office Building	9,761	1,160	11,994	—	1,160	11,994	13,154	1,559	11,595	2011	9/26/2012
Fort Worth, Texas
Industrial Building	12,920	963	15,647	—	963	15,647	16,610	1,975	14,635	2005	11/8/2012
Columbia, South Carolina

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Office Building	17,094	1,905	20,648	8	1,905	20,656	22,561	3,634	18,927	2010	11/21/2012
Egg Harbor, New Jersey
Office Building	3,367	1,627	3,017	315	1,627	3,332	4,959	451	4,508	1985	3/28/2013
Vance, Alabama (3)
Industrial Building	—	457	10,529	2,534	456	13,064	13,520	1,339	12,181	2013	5/9/2013
Blaine, Minnesota
Office Building	7,783	1,060	10,519	—	1,060	10,519	11,579	1,661	9,918	2009	5/10/2013
Austin, Texas
Office Building	33,442	2,330	44,021	122	2,330	44,143	46,473	7,797	38,676	1999	7/9/2013
Allen, Texas
Office Building	8,389	2,699	7,945	—	2,699	7,945	10,644	1,418	9,226	1998	7/10/2013
Englewood, Colorado
Office Building	10,835	1,503	11,739	—	1,503	11,739	13,242	1,580	11,662	2008	12/11/2013
Novi, Michigan
Industrial Building	4,116	352	5,626	—	352	5,626	5,978	585	5,393	1988	12/27/2013
Allen, Texas
Retail Building	3,138	874	3,634	—	874	3,634	4,508	346	4,162	2004	3/27/2014
Colleyville, Texas
Retail Building	2,902	1,277	2,424	—	1,277	2,424	3,701	263	3,438	2000	3/27/2014
Rancho Cordova, California
Office Building	4,817	752	6,176	44	752	6,220	6,972	586	6,386	1986	4/22/2014
Coppell, Texas
Retail Building	3,334	1,448	3,349	—	1,448	3,349	4,797	304	4,493	2005	5/8/2014
Columbus, Ohio (3)
Office Building	—	990	8,017	1,309	990	9,326	10,316	1,165	9,151	1986	5/13/2014
Taylor, Pennsylvania
Industrial Building	22,422	3,102	25,405	—	3,101	25,406	28,507	2,061	26,446	2000/2006	6/9/2014
Aurora, Colorado (3)
Industrial Building	—	2,882	3,917	96	2,882	4,013	6,895	408	6,487	1983	7/1/2014
Indianapolis, Indiana
Office Building	6,072	502	6,422	287	498	6,713	7,211	726	6,485	1981/2014	9/3/2014
Denver, Colorado (3)
Industrial Building	—	1,621	7,071	243	1,621	7,314	8,935	597	8,338	1985	10/31/2014
Monroe, Michigan
Industrial Building	10,479	658	14,607	—	657	14,608	15,265	917	14,348	2004	12/23/2014
Monroe, Michigan
Industrial Building	7,335	460	10,225	—	460	10,225	10,685	642	10,043	2004	12/23/2014
Richardson, Texas
Office Building	14,145	2,728	15,372	66	2,728	15,438	18,166	1,255	16,911	1985/2008	3/6/2015
Birmingham, Alabama (3)
Office Building	—	650	2,034	19	650	2,053	2,703	175	2,528	1982/2010	3/20/2015
Dublin, Ohio
Office Building	4,306	1,338	5,058	35	1,338	5,093	6,431	387	6,044	1980/Various	5/28/2015
Draper, Utah
Office Building	12,891	3,248	13,129	—	3,248	13,129	16,377	845	15,532	2008	5/29/2015
Hapeville, Georgia
Office Building	7,376	2,271	8,778	—	2,271	8,778	11,049	497	10,552	1999/2007	7/15/2015
Villa Rica, Georgia
Industrial Building	3,737	293	5,277	18	293	5,295	5,588	236	5,352	2000/2014	10/20/2015
Taylorsville, Utah
Office Building	9,782	3,008	10,659	—	3,008	10,659	13,667	343	13,324	1997	5/26/2016
Fort Lauderdale, Florida
Office Building	14,047	4,117	15,516	—	4,117	15,516	19,633	204	19,429	1984	9/12/2016
King of Prussia, Pennsylvania
Office Building	14,800	3,681	15,739	—	3,681	15,739	19,420	35	19,385	2001	12/14/2016
	$450,184	$107,301	$679,515	$46,387	$106,943	$726,260	$833,203	$134,329	$698,874

(1)
The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land, building improvements and acquisition costs capitalized for asset acquisitions under ASC 360, which is $833.2 million.

(2)
Depreciable life of all buildings is the shorter of the useful life of the asset or 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.

(3)	These properties are in our unencumbered pool of assets on our Credit Facility.

(4)	The net real estate figure includes real estate held for sale as of December 31, 2016 of $8.8 million.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	2016		2015		2014
Balance at beginning of period	$782,276		$722,565		$642,353
Additions:
Acquisitions during period	52,719		60,231		105,813
Improvements	10,362		6,527		13,889
Deductions:
Dispositions during period	(10,138)		(6,425)		(39,490)
Impairments during period	(2,016)		(622)		—	(3)
Balance at end of period	$833,203	(1)	$782,276	(2)	$722,565

(1)	The real estate figure includes real estate held for sale as of December 31, 2016 of $11.5 million.

(2)	The real estate figure includes real estate held for sale as of December 31, 2015 of $1.9 million.

(3)
We recognized a $14.2 million impairment charge during the year ended December 31, 2014 on our Roseville, Minnesota property. This property was disposed of in a deed-in-lieu transaction during the year ended December 31, 2014, and the impairment charge is reflected in the dispositions during period line item.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	2016		2015		2014
Balance at beginning of period	$113,089		$92,133		$81,241
Additions during period	24,148		22,220		18,814
Dispositions during period	(2,908)		(1,264)		(7,922)
Balance at end of period	$134,329	(1)	$113,089	(2)	$92,133

(1)	The accumulated depreciation figure includes real estate held for sale as of December 31, 2016 of $2.7 million.

(2)	The accumulated depreciation figure includes real estate held for sale as of December 31, 2015 of $0.8 million.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2016
(Dollars in Thousands)

Location and Type of Real Estate	Type of Loan	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Lien	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Phoenix, Arizona; Build-to-Suit Healthcare Facility	Second Mortgage	9% Current Interest, 22% internal rate of return on exit	7/31/2016	9.0% interest, paid currently in cash on the loan during construction and through maturity. Exit fee upon maturity of the loan in an amount sufficient to earn a 22% internal rate of return.	—	$5,600	$—	$—
Phoenix, Arizona; Build-to-Suit Healthcare Facility	Interim Financing Loan	22% Current Interest	4/30/2016	22.0% interest per annum through maturity, with all accrued interest and principal payable upon maturity.	—	300	—	—
						$5,900	$—	$—

The following table reconciles the change in the balance of mortgage loans on real estate during the years ended December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014
Balance at beginning of period	$5,900	$5,600	$—
New mortgage loans	—	300	5,600
Collections of principal	(5,900)	—	—
Balance at end of period	$—	$5,900	$5,600

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2016. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Election of Directors to Class of 2020,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and sub-caption “Code of Business Conduct and Ethics.”

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2017 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1	The following financial statements are filed herewith:

Report of Management on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

2	Financial statement schedules

Schedule III – Real Estate and Accumulated Depreciation is filed herewith.
Schedule IV – Mortgage Loans on Real Estate is filed herewith.
All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

3	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 12, 2017.
3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.
3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.
3.4	Second Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 1, 2016.
4.1
Form of Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed August 8, 2003.

4.2
Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A12G (File No. 000-50363), filed January 19, 2006.

4.3
Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A12B (File No. 001-33097), filed October 19, 2006.

4.4
Form of Certificate for 7.00% Series D Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-33097), filed May 25, 2016.

4.5	Form of Indenture, incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3 (File No. 333-208953), filed January 11, 2016.
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

10.8
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

10.11
Controlled Equity Offering Sales Agreement, dated as of September 2, 2014, by and among the Registrant, Gladstone Commercial Limited Partnership, and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed September 2, 2014.

10.12
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

10.13
Amendment No. 1 to Controlled Equity Offering Sales Agreement, dated as of February 22, 2016, by and among the Registrant, Gladstone Commercial Limited Partnership, and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

10.14
Controlled Equity OfferingSM Sales Agreement, dated February 22, 2016, by and among the Registrant, Gladstone Commercial Limited Partnership and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

10.15
Gladstone Commercial Limited Partnership Amended Schedule 4.2(a)(1) to First Amended and Restated Agreement of Limited Partnership Designation of 7.75% Series A Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

10.16
Gladstone Commercial Limited Partnership Amended Schedule 4.2(a)(2) to First Amended and Restated Agreement of Limited Partnership Designation of 7.50% Series B Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

10.17
Gladstone Commercial Limited Partnership Schedule 4.2(a)(5) to First Amended and Restated Agreement of Limited Partnership Designation of 7.00% Series D Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed May 25, 2016.

10.18	Form of Purchase Agreement, dated May 20, 2016, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed May 25, 2016.
10.19
Controlled Equity OfferingSM Sales Agreement, dated June 22, 2016, by and among the Registrant, Gladstone Commercial Limited Partnership, and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 23, 2016.

10.20
Third Amended and Restated Investment Advisory Agreement, dated as of July 12, 2016, by and between the Registrant and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 12, 2016.

10.21
Purchase Agreement, dated August 1, 2016, by and between the Registrant and CSCA Capital Advisors, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed August 2, 2016.

10.22
Placement Agent Agreement, dated November 30, 2016, by and between the Registrant and CSCA Capital Advisors, LLC, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No 001-33097), filed December 1, 2016.

10.23
Fourth Amended and Restated Investment Advisory Agreement, dated as of January 10, 2017, by and between the Registrant and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 12, 2017.

10.24
Third Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 12, 2017.

11.0	Computation of Per Share Earnings from Operations (included in the notes to the audited financial statements contained in this Report).
12.0	Statements re: computation of ratios (filed herewith).
21.0	List of Subsidiaries of the Registrant (filed herewith).
23.0	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) the Notes to Condensed Consolidated Financial Statements.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date:	February 15, 2017	By:	/s/ Michael Sodo
Michael Sodo
Chief Financial Officer
Date:	February 15, 2017	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 15, 2017	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date:	February 15, 2017	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date:	February 15, 2017	By:	/s/ Michael Sodo
Michael Sodo Chief Financial Officer (principal financial and accounting officer)

Date:	February 15, 2017	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date:	February 15, 2017	By:	/s/ Michela A. English
Michela A. English Director

Date:	February 15, 2017	By:	/s/ Paul Adelgren
Paul Adelgren Director

Date:	February 15, 2017	By:	/s/ John Outland
John Outland Director

Date:	February 15, 2017	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr. Director

Date:	February 15, 2017	By:	/s/ Caren D. Merrick
Caren D. Merrick Director