Form 10-Q
period 2017-03-31
GLADSTONE COMMERCIAL CORP
filed 2017-05-02
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 2, 2017 was 25,195,443.

2

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2017

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Real estate, at cost	$821,921	$821,749
Less: accumulated depreciation	138,070	131,661
Total real estate, net	683,851	690,088
Lease intangibles, net	102,075	105,553
Real estate and related assets held for sale, net	2,359	9,562
Cash and cash equivalents	4,105	4,658
Restricted cash	3,116	3,030
Funds held in escrow	4,281	6,806
Deferred rent receivable, net	30,151	29,725
Other assets	3,039	2,320
TOTAL ASSETS	$832,977	$851,742
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable, net	$407,574	$445,278
Borrowings under Revolver, net	63,797	39,225
Borrowings under Term Loan, net	24,897	24,892
Deferred rent liability, net	12,316	12,647
Asset retirement obligation	3,440	3,406
Accounts payable and accrued expenses	3,461	5,891
Liabilities related to assets held for sale, net	332	1,041
Due to Adviser and Administrator (1)	2,103	2,075
Other liabilities	7,488	6,667
TOTAL LIABILITIES	$525,408	$541,122
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 6,000,000 shares authorized; and 3,007,293 and 2,917,458 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (3)	$72,965	$70,743
TOTAL MEZZANINE EQUITY	$72,965	$70,743
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 5,350,000 shares authorized and 2,264,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	$2	$2
Senior common stock, par value $0.001 per share; 4,450,000 shares authorized; and 957,481 and 959,552 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	1
Common stock, par value $0.001 per share, 34,200,000 and 34,040,000 shares authorized and 25,003,842 and 24,882,758 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	25	25
Additional paid in capital	465,790	463,436
Distributions in excess of accumulated earnings	(231,214)	(223,587)
TOTAL STOCKHOLDERS' EQUITY	234,604	239,877
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$832,977	$851,742

(1)	Refer to Note 2 "Related-Party Transactions"

(2)	Refer to Note 9 “Commitments and Contingencies”

(3)	Refer to Note 10 “Stockholders' Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended March 31,
	2017	2016
Operating revenues
Rental revenue	$21,954	$20,657
Tenant recovery revenue	360	485
Interest income from mortgage note receivable	—	385
Total operating revenues	22,314	21,527
Operating expenses
Depreciation and amortization	9,921	9,133
Property operating expenses	1,380	1,610
Base management fee (1)	1,181	861
Incentive fee (1)	569	618
Administration fee (1)	360	404
General and administrative	551	588
Impairment charge	3,746	43
Total operating expenses	17,708	13,257
Other (expense) income
Interest expense	(6,158)	(6,731)
Distributions attributable to Series C mandatorily redeemable preferred stock	—	(686)
Gain on sale of real estate, net	5,906	—
Other income	2	—
Total other expense, net	(250)	(7,417)
Net income	4,356	853
Distributions attributable to Series A, B and D preferred stock	(2,373)	(1,027)
Distributions attributable to senior common stock	(248)	(252)
Net income (loss) available (attributable) to common stockholders	$1,735	$(426)
Earnings (loss) per weighted average share of common stock - basic & diluted
Earnings (loss) attributable to common shareholders	$0.07	$(0.02)
Weighted average shares of common stock outstanding
Basic and Diluted	24,963,926	22,545,285
Earnings per weighted average share of senior common stock	$0.26	$0.26
Weighted average shares of senior common stock outstanding - basic	958,194	964,036

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,356	$853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,921	9,133
Impairment charge	3,746	43
Gain on sale of real estate	(5,906)	—
Amortization of deferred financing costs	483	471
Amortization of deferred rent asset and liability, net	(207)	(102)
Amortization of discount and premium on assumed debt	(30)	(60)
Asset retirement obligation expense	34	37
(Increase) decrease in other assets	(719)	290
Increase in deferred rent receivable	(795)	(1,087)
Decrease in accounts payable, accrued expenses, and amount due Adviser and Administrator	(976)	(121)
Increase (decrease) in other liabilities	735	(303)
Leasing commissions paid	(167)	(372)
Net cash provided by operating activities	10,475	8,782
Cash flows from investing activities:
Improvements of existing real estate	(4,964)	(1,685)
Proceeds from sale of real estate	12,398	—
Collection of mortgage note receivable	—	5,900
Receipts from lenders for funds held in escrow	3,108	2,143
Payments to lenders for funds held in escrow	(583)	(476)
Receipts from tenants for reserves	597	763
Payments to tenants from reserves	(433)	(738)
Increase in restricted cash	(86)	(85)
Net cash provided by investing activities	10,037	5,822
Cash flows from financing activities:
Proceeds from issuance of equity	4,657	2,800
Offering costs paid	(81)	(52)
Retirement of senior common stock	—	(178)
Borrowings under mortgage notes payable	—	18,475
Payments for deferred financing costs	(17)	(380)
Principal repayments on mortgage notes payable	(38,063)	(23,534)
Borrowings from revolving credit facility	38,500	15,800
Repayments on revolving credit facility	(14,000)	(18,000)
Increase in security deposits	(78)	59
Distributions paid for common, senior common and preferred stock	(11,983)	(9,736)
Net cash used by financing activities	(21,065)	(14,746)
Net decrease in cash and cash equivalents	$(553)	$(142)
Cash and cash equivalents, beginning of period	$4,658	$5,152
Cash and cash equivalents, end of period	$4,105	$5,010
NON-CASH INVESTING AND FINANCING INFORMATION
Capital improvements included in accounts payable and accrued expenses	$1,849	$2,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation is a real estate investment trust ("REIT") that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and commercial mortgage loans; however, we do not have any mortgage loans currently outstanding. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation, or the Adviser, and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company, or the Administrator, each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership, or the Operating Partnership.

All further references herein to “we,” “our,” and “us” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission on February 15, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies during the three months ended March 31, 2017.

Reclassifications

Certain items on condensed consolidated statement of operations for the three months ended March 31, 2016 have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously-reported equity, net loss, or net change in cash and cash equivalents.

Recently Issued Accounting Pronouncements

In February 2017, the FASB issued Accounting Standards Update 2017-05 ("ASU 2017-05") to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated, and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The amendments to the nonfinancial asset guidance are effective at the same time an entity adopts the new revenue guidance. We are in the process of evaluating the impact of this new guidance on our consolidated financial statements. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. We expect to utilize the modified retrospective approach.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is an executive managing director of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president, general counsel and secretary. We have an Advisory Agreement (as defined below) with our Adviser and an administration agreement with our Administrator, or the Administration Agreement. The services and fees under the Advisory Agreement and Administration Agreement are described below. At March 31, 2017 and December 31, 2016, $2.1 million and $2.1 million, respectively, was collectively due to our Adviser and Administrator.

Base Management Fee

On July 24, 2015, we entered into a Second Amended and Restated Advisory Agreement with the Adviser, effective July 1, 2015. We subsequently entered into a Third Amended and Restated Advisory Agreement with the Adviser on July 12, 2016, effective July 1, 2016, and, as described below, a Fourth Amended and Restated Investment Advisory Agreement with the Adviser on January 10, 2017, effective October 1, 2016, which we collectively refer to herein as the Advisory Agreement. Our entrance into each of the amended agreements was approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July.

As a result of the July 2015 amendment, the calculation of the annual base management fee equals 1.5% of our adjusted total stockholders’ equity, which is our total stockholders’ equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee). The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure. As a result of the July 2016 amendment, the definition of adjusted total stockholders' equity in the calculation of the base management fee and the incentive fee (described below) includes total mezzanine equity. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources. Prior to the 2015 amendment, the Advisory Agreement provided for an annual base management fee equal to 2.0% of our common stockholders’ equity, which was our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses, or other items that did not affect realized net income (including impairment charges).

For the three months ended March 31, 2017 and 2016, we recorded a base management fee of $1.2 million, and $0.9 million, respectively.

Incentive Fee

As a result of the July 2015 amendment, the calculation of the incentive fee was revised to reward the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee, and which, as a result of the July 2016 amendment to the Advisory Agreement, now includes total mezzanine equity). We refer to this as the new hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

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

For the three months ended March 31, 2017 and 2016, we recorded an incentive fee of $0.6 million and $0.6 million, respectively. The Adviser did not waive any portion of the incentive fee for the three months ended March 31, 2017 or 2016, respectively. Waivers cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, as amended in July 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2017 or 2016.

On January 10, 2017, we amended and restated the Advisory Agreement by entering into the Fourth Amended and Restated Investment Advisory Agreement between us and the Adviser to revise the calculation of the capital gains fee. Based upon the amendment, the calculation of the capital gains fee is based on the all-in acquisition cost of disposed of properties. The impact of this amendment would not have resulted in a capital gains fee for previously reported periods.

Termination Fee

As a result of the July 2015 amendment, the Advisory Agreement includes a termination fee whereby, in the event of our termination thereof without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the Advisory Agreement after we have defaulted and applicable cure periods have expired. The Advisory Agreement may also be terminated for cause by us (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions thereof, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator's employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator's total expenses by the approximate percentage of time the Administrator's employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the three months ended March 31, 2017 and 2016, we recorded an administration fee of $0.4 million and $0.4 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three months ended March 31, 2017 but paid Gladstone Securities $0.08 million during the three months ended March 31, 2016, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.43% of mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2017, at its July 2016 meeting.

3. Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2017 and 2016, respectively. We computed basic earnings (loss) per share for the three months ended March 31, 2017 and 2016, respectively, using the weighted average number of shares outstanding during the periods. Diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016, reflects additional shares of common stock related to our convertible Senior Common Stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended March 31,
	2017	2016
Calculation of basic earnings (loss) per share of common stock:
Net income (loss) available (attributable) to common stockholders	$1,735	$(426)
Denominator for basic weighted average shares of common stock	24,963,926	22,545,285
Basic earnings (loss) per share of common stock	$0.07	$(0.02)
Calculation of diluted earnings (loss) per share of common stock:
Net income (loss) available (attributable) to common stockholders	$1,735	$(426)
Add: income impact of assumed conversion of senior common stock (1)	—	—
Net income (loss) available (attributable) to common stockholders plus assumed conversions (1)	$1,735	$(426)
Denominator for basic weighted average shares of common stock	24,963,926	22,545,285
Effect of convertible Senior Common Stock (1)	—	—
Denominator for diluted weighted average shares of common stock (1)	24,963,926	22,545,285
Diluted earnings (loss) per share of common stock	$0.07	$(0.02)

(1)
We excluded convertible shares of Senior Common Stock of 798,388 and 800,116 from the calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2017 and December 31, 2016, respectively, excluding real estate held for sale as of March 31, 2017 and December 31, 2016, respectively (dollars in thousands):

	March 31, 2017	December 31, 2016
Real estate:
Land	$104,337	$104,719
Building and improvements	663,262	662,661
Tenant improvements	54,322	54,369
Accumulated depreciation	(138,070)	(131,661)
Real estate, net	$683,851	$690,088

Real estate depreciation expense on building and tenant improvements was $6.4 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively.

Significant Real Estate Activity on Existing Assets

During the three months ended March 31, 2017 and 2016, we executed zero and one lease, respectively, which is aggregated below (dollars in thousands):

Three Months Ended	Aggregate Square Footage	Weighted Average Lease Term	Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
March 31, 2016	13,816	7.2 years	70	69	28

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of March 31, 2017 and December 31, 2016, excluding real estate held for sale as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	March 31, 2017		December 31, 2016
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$71,391	$(29,782)	$71,482	$(28,182)
Leasing costs	48,162	(19,669)	48,000	(18,599)
Customer relationships	50,201	(18,228)	50,252	(17,400)
	$169,754	$(67,679)	$169,734	$(64,181)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$10,479	$(7,420)	$10,479	$(7,296)
Below market leases and deferred revenue	(21,606)	9,290	(21,606)	8,959
	$(11,127)	$1,870	$(11,127)	$1,663

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.5 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively, and is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Total amortization related to above-market lease values was $0.1 million for both the three months ended March 31, 2017 and 2016, respectively, and is included in rental revenue in the condensed consolidated statement of operations. Total amortization related to below-market lease values was $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, and is included in rental revenue in the condensed consolidated statement of operations.

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the three months ended March 31, 2017, we continued to execute our capital recycling program, whereby we opportunistically sold properties outside of our core markets and redeployed proceeds to fund property acquisitions in our target secondary growth markets, as well as repay outstanding debt. During the three months ended March 31, 2017, we sold one non-core property, which is summarized below (dollars in thousands):

Square Footage Sold	Sales Price	Sales Costs	Gain on Sale of Real Estate
183,000	$12,800	$402	$5,906

Our disposition during the three months ended March 31, 2017 was not classified as a discontinued operation because it did not represent a strategic shift in operations, nor will it have a major effect on our operations and financial results. Accordingly, the operating results of this property are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three months ended March 31, 2017, and 2016, respectively (dollars in thousands):

	For the three months ended March 31,
	2017		2016
Operating revenue	$87		$247
Operating expense	—		54
Other income (expense)	5,781	(1)	(93)
Income from real estate and related assets sold	$5,868		$100

(1) Includes a $5.9 million gain on sale of our Franklin, New Jersey property.

Real Estate Held for Sale

During the three months ended March 31, 2017, we had one property classified as held for sale. We considered the property classified as held for sale during the three months ended March 31, 2017 to be non-core to our long term strategy. The one property classified as held for sale during the three months ended March 31, 2017 was sold subsequent to the end of the quarter, and we recognized a loss of $0.1 million. The assets and liabilities of the one property classified as held for sale are presented separately in our condensed consolidated balance sheet as of March 31, 2017.

Our assets classified as held for sale during the three months ended March 31, 2017 were not classified as discontinued operations because they do not represent a strategic shift in our operations, nor will they have a major effect on our operations and financial results.

The table below summarizes the components of income from real estate and related assets held for sale (dollars in thousands):

	For the three months ended March 31,
	2017	2016
Operating revenue	$51	$59
Operating expense	1	47
Other expense	(28)	(36)
Income (loss) from real estate and related assets held for sale	$22	$(24)

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheet (dollars in thousands):

	March 31, 2017	December 31, 2016
Assets Held for Sale
Real estate, at cost	$3,106	$11,454
Less: accumulated depreciation	859	2,668
Total real estate held for sale, net	2,247	8,786
Lease intangibles, net	34	200
Deferred rent receivable, net	78	575
Other assets	—	1
Total Assets Held for Sale	$2,359	$9,562
Liabilities Held for Sale
Deferred rent liability, net	$239	$755
Asset retirement obligation	93	286
Total Liabilities Held for Sale	$332	$1,041

Impairment Charges

We performed an evaluation and analysis of our entire portfolio to determine if any of our held and used assets were impaired during the three months ended March 31, 2017 and identified two held and used assets which potentially were impaired during March 2017. For these properties, during March 2017, we received unsolicited interest from potential buyers, and as a result, we included a sale scenario and shortened our hold period when comparing the undiscounted cash flows against the respective carrying values. Based upon our analysis, we concluded that the undiscounted cash flows for these properties were below their respective carrying values indicating that these assets were impaired as of March 31, 2017. Therefore we recorded $3.7 million in impairment charges to adjust the carrying value for both assets to fair market value. We evaluated both properties for held for sale classification, and concluded that these assets did not qualify, and both properties were classified as held and used assets as of March 31, 2017.

Fair market value for these assets was calculated using Level 3 inputs, which were determined using comparable asset sale data from the respective asset locations. We continue to evaluate our properties on a quarterly basis for changes that could create the need to record impairment. Future impairment losses may result, and could be significant, should market conditions deteriorate in the markets in which we hold our assets or we are unable to secure leases at terms that are favorable to us, which could impact the estimated cash flow of our properties over the period in which we plan to hold our properties. Additionally, changes in management's decisions to either long-term own and lease or sell a particular asset will have an impact on this analysis.

As part of our held for sale process, we perform an analysis of all properties classified as held for sale during the three months ended March 31, 2017, and compare the fair market value of the asset less selling costs against the carrying value of assets available for sale. We did not record any impairment related to our held for sale assets during the three months ended March 31, 2017.

We recognized $0.4 million of impairment charges on one property during the three months ended March 31, 2016. This property was classified as held for sale during the three months ended March 31, 2016, and through our held for sale analysis, we concluded that the fair market value less selling costs was below the carrying value of this property. This property was sold in May 2016.

The fair values for the above held for sale property was calculated using Level 3 inputs which were calculated using an estimated sales price, less estimated costs to sell. The estimated sales price was determined using an executed purchase and sale agreement.

6. Mortgage Note Receivable

On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Subsequently, on April 14, 2015, we closed an additional $0.3 million interim financing loan for the development of the Phoenix, Arizona property. Construction was completed in July 2015 and we earned 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we were granted a right of first offer to purchase the property at fair value. We elected not to purchase the property, and received an exit fee upon maturity of the loan in an amount sufficient for us to earn an internal rate of return of 22.0% on the second mortgage development loan, inclusive of interest earned. The principal balance of the loans and all associated interest income and exit fee revenue was received in January 2016. We recognized no interest income or exit fee revenue during the three months ended March 31, 2017. We recognized $0.4 million in both cash interest income and exit fee revenue during the three months ended March 31, 2016. We currently have no mortgage notes receivable outstanding.

7. Mortgage Notes Payable and Credit Facility

Our mortgage notes payable and Credit Facility as of March 31, 2017 and December 31, 2016 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	March 31, 2017		March 31, 2017	December 31, 2016	March 31, 2017	March 31, 2017
Mortgage and other secured loans:
Fixed rate mortgage loans	46		$348,983	$378,477	(1)	(2)
Variable rate mortgage loans	17		63,138	71,707	(3)	(2)
Premiums and discounts, net	-		187	217	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(4,734)	(5,123)	N/A	N/A
Total mortgage notes payable, net	63		$407,574	$445,278	(4)
Variable rate revolving credit facility	28	(6)	$64,200	$39,700	LIBOR + 2.25%	8/7/2018
Deferred financing costs, revolving credit facility	-		(403)	(475)	N/A	N/A
Total revolver, net	28		$63,797	$39,225
Variable rate term loan facility	-		$25,000	$25,000	LIBOR + 2.20%	10/5/2020
Deferred financing costs, term loan facility	-		(103)	(108)	N/A	N/A
Total term loan, net	N/A		$24,897	$24,892
Total mortgage notes payable and credit facility	91		$496,268	$509,395	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.75% to 6.63%.

(2)	We have 42 mortgage notes payable with maturity dates ranging from 11/8/2017 through 7/1/2045.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.15% to one month LIBOR + 2.75%. At March 31, 2017, one month LIBOR was approximately 0.98%.

(4)	The weighted average interest rate on the mortgage notes outstanding at March 31, 2017 was approximately 4.66%.

(5)	The weighted average interest rate on all debt outstanding at March 31, 2017 was approximately 4.40%.

(6)	The amount we may draw under our Revolver and Term Loan is based on a percentage of the fair value of a combined pool of 28 unencumbered properties as of March 31, 2017.
N/A - Not Applicable

Mortgage Notes Payable

As of March 31, 2017, we had 42 mortgage notes payable, collateralized by a total of 63 properties with a net book value of $610.0 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. Gladstone Commercial Corporation has full recourse for $8.9 million of the mortgages notes payable outstanding, or 2.2% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the three months ended March 31, 2017, we repaid 3 mortgages, collateralized by 7 properties, which is aggregated below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$27,188	6.05%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$8,163	LIBOR +	2.50%

We made payments of $0.0 million and $0.4 million for deferred financing costs during the three months ended March 31, 2017 and 2016, respectively.

Scheduled principal payments of mortgage notes payable for the remainder of 2017, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Nine Months Ending December 31, 2017	$27,259
2018	46,462
2019	46,094
2020	12,573
2021	31,583
2022	95,963
Thereafter	152,187
Total	$412,121	(1)

(1) This figure does not include $0.2 million of premiums and (discounts), net and $4.7 million of deferred financing costs, which are reflected in mortgage notes payable on the condensed consolidated balance sheet.

Interest Rate Cap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2017 and December 31, 2016, our interest rate cap agreements were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as interest expense on our accompanying condensed consolidated statements of operations. The following table summarizes the interest rate caps at March 31, 2017 and December 31, 2016 (dollars in thousands):

		March 31, 2017		December 31, 2016
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$455	(1)	$88,144	$131	$71,721	$101

(1) We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 2.50% to 3.00%.

The fair value of all mortgage notes payable outstanding as of March 31, 2017 was $412.2 million, as compared to the carrying value stated above of $412.1 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

In August 2013, we procured a senior unsecured revolving credit facility, or the Revolver, with KeyBank National Association ("KeyBank") (serving as a revolving lender, a letter of credit issuer and an administrative agent). On October 5, 2015, we expanded our Revolver to $85.0 million, extended the maturity date one year through August 2018, with a one-year extension option through August 2019. We also added a $25.0 million term loan facility, or the Term Loan, which matures in October 2020. The Revolver and the Term Loan are referred to collectively herein as the Credit Facility. The interest rate on the Revolver was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the Credit Facility was increased from $100.0 million to $150.0 million. We also added 3 new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Bank, Fifth Third Bank, US Bank and Huntington Bank.

The Term Loan is subject to the same leverage tiers as the Revolver; however the interest rate at each leverage tier is five basis points lower. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date.

As of March 31, 2017, there was $89.2 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.22% and $1.0 million outstanding under letters of credit at a weighted average interest rate of 2.25%. As of March 31, 2017, the maximum additional amount we could draw under the Revolver was $19.8 million. We were in compliance with all covenants under the Revolver and Term Loan as of March 31, 2017.

The amount outstanding under the Line of Credit and Term Loan Facility approximates fair value as of March 31, 2017, as the debt is variable rate.

8. Mandatorily Redeemable Term Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock ("Term Preferred Stock"), par value $0.001 per share, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million. The shares of the Term Preferred Stock had a mandatory redemption date of January 31, 2017.

During the year ended December 31, 2016, we redeemed all outstanding shares of the Term Preferred Stock. Accordingly, we wrote-off unamortized offering costs of $0.2 million during the year ended December 31, 2016, which were recorded to interest expense in our condensed consolidated statements of operations.

The Term Preferred Stock was recorded as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the condensed consolidated statements of operations.

9. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of March 31, 2017, are as follows (dollars in thousands):

Year	Minimal Rental Payments Due
Nine Months Ending December 31, 2017	$348
2018	464
2019	465
2020	466
2021	392
2022	319
Thereafter	4,236
Total	$6,690

Expenses recorded in connection to rental expense incurred for the properties listed above during the three months ended March 31, 2017 and 2016 were $0.1 million for both periods, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.

Letters of Credit

As of March 31, 2017, there was $1.0 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheet.

10. Stockholders’ and Mezzanine Equity

Stockholders' Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2017 (dollars in thousands):

	Shares Issued and Retired
	Series A and B Preferred Stock	Common Stock	Senior Common Stock	Series A and B Preferred Stock	Senior Common Stock	Common Stock	Additional Paid in Capital	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2016	2,264,000	24,882,758	959,552	$2	$1	$25	$463,436	$(223,587)	$239,877
Issuance of Series A and B preferred stock and common stock, net	—	119,356	—	—	—	—	2,354	—	2,354
Conversion of senior common stock to common stock	—	1,728	(2,071)	—	—	—	—	—	—
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	(11,983)	(11,983)
Net income	—	—	—	—	—	—	—	4,356	4,356
Balance at March 31, 2017	2,264,000	25,003,842	957,481	$2	$1	$25	$465,790	$(231,214)	$234,604

Distributions

We paid the following distributions per share for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017		2016
Common Stock	$0.375		$0.375
Senior Common Stock	0.2625		0.2625
Series A Preferred Stock	0.4843749		0.4843749
Series B Preferred Stock	0.4688		0.4688
Series C Preferred Stock	—	(1)	0.4453
Series D Preferred Stock	0.4375		—

(1)	We fully redeemed our Series C Preferred Stock on August 19, 2016.

Recent Activity

Common Stock ATM Program

In February 2016, we amended our common ATM program with Cantor Fitzgerald (the "Common Stock ATM Program"). The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald, to $160.0 million. All other terms of the Common Stock ATM program remained unchanged. During the three months ended March 31, 2017, we sold 0.1 million shares of common stock, raising $2.4 million in net proceeds under the Common Stock ATM Program. As of March 31, 2017, we had a remaining capacity to sell up to $130.1 million of common stock under the Common Stock ATM Program.

Series A and B Preferred Stock ATM Programs

In February 2016, we entered into an open market sales agreement with Cantor Fitzgerald (the "Series A and B Preferred ATM Program"), pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred"), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred"), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during the three months ended March 31, 2017. As of March 31, 2017, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Mezzanine Equity

The 7.00% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred"), is classified as mezzanine equity in our condensed consolidated balance sheet because it is redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 "Distinguishing Liabilities from Equity," which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company outside of our control is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. We will periodically evaluate the likelihood that a change of control greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control greater than 50% is remote.

In June 2016, we entered into an open market sales agreement with Cantor Fitzgerald (the "Series D Preferred ATM Program"), pursuant to which we may, from time to time, offer to sell shares of our Series D Preferred, having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the three months ended March 31, 2017, we sold approximately 0.1 million shares of our Series D Preferred for net proceeds of $2.2 million. As of March 31, 2017, we had a remaining capacity to sell up to $31.4 million of Series D Preferred under the Series D Preferred ATM Program.

Amendment to Articles of Incorporation

On January 11, 2017, we filed with the Maryland State Department of Assessments and Taxation an Articles Supplementary reclassifying the remaining 160,000 authorized but unissued shares of our Series C Preferred Stock, as authorized but unissued shares of our common stock, and made a corresponding amendment to the Operating Partnership's Partnership Agreement with regard to corresponding units of partnership interest. As a result of the reclassification, there are zero authorized shares of Series C Preferred Stock and zero authorized corresponding units of partnership interest remaining. On the same date, we filed with the Maryland State Department of Assessments and Taxation an Articles of Restatement, restating and integrating into a single instrument all prior Articles Supplementary and amendments thereto.

11. Subsequent Events

Distributions

On April 11, 2017, our Board of Directors declared the following monthly distributions for the months of April, May and June of 2017:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series D Preferred Distributions per Share
April 21, 2017	April 28, 2017	$0.125	$0.1614583	$0.15625	$0.1458333
May 19, 2017	May 31, 2017	0.125	0.1614583	0.15625	0.1458333
June 21, 2017	June 30, 2017	0.125	0.1614583	0.15625	0.1458333
		$0.375	$0.4843749	$0.46875	$0.4375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
April	May 5, 2017	$0.0875
May	June 7, 2017	0.0875
June	July 10, 2017	0.0875
		$0.2625

Sale Activity

On April 7, 2017, we completed the sale of our Hazelwood, Missouri property for $2.1 million, recognizing a loss of $0.1 million. This property was classified as held for sale on our condensed consolidated balance sheet as of March 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

All references to “we,” “our,” and “us” in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where the context indicates that the term means only Gladstone Commercial Corporation.

General

We are an externally-advised real estate investment trust ("REIT") that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and commercial mortgage loans; however, we do not have any mortgage loans currently outstanding. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We target secondary growth markets that possess favorable economic growth trends, diversified industries, and growing population and employment.

We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having net leases with remaining terms of approximately 7 to 15 years and built in rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

All references to annualized generally accepted accounting principles ("GAAP") rent are rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease.

As of May 2, 2017:

•	we owned 94 properties totaling 10.9 million square feet in 24 states;

•	our occupancy rate was 97.9%;

•	the weighted average remaining term of our mortgage debt was 6.7 years and the weighted average interest rate was 4.66%; and

•	the average remaining lease term of the portfolio was 7.6 years.

Business Environment

In the United States, vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. Vacancy rates in many markets have been reduced to levels seen at the peak before the most recent recession and rental rates have increased in many primary and secondary markets. This condition has led to a rise in construction activity for both office and industrial properties in many markets; however, vacancy rates in certain secondary and tertiary markets are still higher than pre-recession levels as job growth has yet to return to all areas of the country even though the published unemployment rate has decreased over the past 12 months. Interest rates have been volatile since the beginning of 2016 and although interest rates are still relatively low, lenders have varied on their required spreads over the last several quarters and overall financing costs for fixed rate mortgages appear to be on the rise. At the beginning of the year, several research firm surveys reflected that the current real estate cycle may be peaking and that publicly traded real estate investment trusts were net sellers during 2016. Year-end statistics from national research firms indicate that total investment sales volume was approximately 10% less than the volume recorded in 2015.

From a more macro-economic perspective, the strength of the global economy and U.S. economy in particular continue to be uncertain with increased volatility due to the vote last year in the United Kingdom to exit the European Union, the upcoming elections in several countries in Continental Europe, and an apparent global economic slowdown. In addition, the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term as well as other geo-political issues has increased domestic and global instability. These developments could cause interest rates and borrowing costs to rise, which may adversely affect our ability to access both the equity and debt markets and could have an adverse effect on our tenants as well.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we only have one fully vacant building, which is located in Newburyport, Massachusetts, and a total of three partially vacant buildings.

We have two expiring leases in 2017, which account for 0.5% of rental revenue recognized during the three months ended March 31, 2017 and three expiring leases in 2018, which account for 1.3% of rental revenue recognized during the three months ended March 31, 2017.

Our available vacant space at March 31, 2017 represents 2.1% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $0.7 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our $85.0 million senior unsecured revolving credit facility ("Revolver"), with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent), which matures in August 2018, and our $25.0 million term loan facility ("Term Loan"), which matures in October 2020, which we refer to collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market, or the CMBS market, to issue mortgages to finance our real estate activities.

In addition to obtaining funds through borrowing, we have been active in the equity markets during the three months ended March 31, 2017. We have issued shares of both common and preferred stock through our at-the-market programs, or ATM Programs, pursuant to our open market sale agreements with Cantor Fitzgerald, discussed in more detail below.

Recent Developments

2017 Sale Activity

During the three months ended March 31, 2017, we continued to execute our capital recycling program, whereby we opportunistically sell properties outside of our core markets, and redeploy proceeds to fund property acquisitions located in our target secondary growth markets, or repay outstanding debt. During the three months ended March 31, 2017, we sold one non-core property, and applied the proceeds towards outstanding debt. We will continue to sell non-core properties under advantageous circumstances.

Square Footage Sold	Sales Price	Sales Costs	Gain on Sale of Real Estate
183,000	12,800	402	5,906

On April 7, 2017, we completed the sale of our Hazelwood, Missouri property for $2.1 million, recognizing a loss of $0.1 million. This property was classified as held for sale on our condensed consolidated balance sheet as of March 31, 2017. We used the proceeds from this sale to repay outstanding debt.

2017 Financing Activity

During the three months ended March 31, 2017, we repaid 3 mortgages, collateralized by 7 properties, which are aggregated below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$27,188	6.05%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$8,163	LIBOR +	2.50%

2017 Equity Activities

Common Stock ATM Program

In February 2016, we amended our common ATM program with Cantor Fitzgerald (the "Common Stock ATM Program"). The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald, to $160.0 million. All other terms of the Common Stock ATM program remained unchanged. During the three months ended March 31, 2017, we sold 0.1 million shares of common stock, raising $2.4 million in net proceeds under the Common Stock ATM Program. As of March 31, 2017, we had a remaining capacity to sell up to $130.1 million of common stock under the Common Stock ATM Program.

Preferred ATM Programs

Series A and B Preferred Stock: In February 2016, we entered into an open market sales agreement (the "Series A and B Preferred ATM Program"), with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred"), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred"), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during three months ended March 31, 2017. As of March 31, 2017, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Series D Preferred Stock: In June 2016, we entered into an open market sales agreement (the "Series D Preferred ATM Program") , with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our 7.00% Series D Cumulative Redeemable Preferred ("Series D Preferred"), having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the three months ended March 31, 2017, we sold approximately 0.1 million shares of our Series D Preferred for net proceeds of $2.2 million. As of March 31, 2017, we had a remaining capacity to sell up to $31.4 million of Series D Preferred under the Series D Preferred ATM Program.

Amendment to Articles of Incorporation

On January 11, 2017, we filed with the Maryland State Department of Assessments and Taxation an Articles Supplementary reclassifying the remaining 160,000 authorized but unissued shares of our Series C Preferred Stock, as authorized but unissued shares of our common stock, and made a corresponding amendment to the partnership agreement of our operating partnership, Gladstone Commercial Limited Partnership, which is a wholly owned subsidiary of ours, with regard to corresponding units of partnership interest. As a result of the reclassification, there are zero authorized shares of Series C Preferred Stock and zero authorized corresponding units of partnership interest remaining. On the same date, we filed with the Maryland State Department of Assessments and Taxation an Articles of Restatement, restating and integrating into a single instrument all prior Articles Supplementary and amendments thereto.

Diversity of Our Portfolio

Our Adviser seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the three months ended March 31, 2017, our largest tenant comprised only 5.5% of total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the three months ended March 31, 2017 and 2016, respectively (dollars in thousands):

	For the three months ended March 31,
	2017		2016
Industry Classification	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue
Telecommunications	$3,851	17.6%	$3,280	15.9%
Healthcare	3,332	15.2	3,347	16.2
Automobile	2,641	12.0	2,639	12.8
Diversified/Conglomerate Services	2,000	9.1	1,970	9.5
Information Technology	1,498	6.8	588	2.8
Diversified/Conglomerate Manufacturing	1,205	5.5	1,149	5.6
Electronics	1,082	4.9	1,082	5.2
Personal, Food & Miscellaneous Services	892	4.1	892	4.3
Chemicals, Plastics & Rubber	770	3.5	779	3.8
Personal & Non-Durable Consumer Products	664	3.0	656	3.2
Banking	612	2.8	612	3.0
Machinery	560	2.6	682	3.3
Buildings and Real Estate	558	2.5	548	2.7
Childcare	556	2.5	556	2.7
Beverage, Food & Tobacco	525	2.4	525	2.5
Containers, Packaging & Glass	519	2.4	666	3.2
Printing & Publishing	393	1.8	390	1.9
Education	164	0.7	164	0.8
Home & Office Furnishings	132	0.6	132	0.6
Total	$21,954	100.0%	$20,657	100.0%

The table below reflects the breakdown of total rental income by state for the three months ended March 31, 2017 and 2016, respectively (dollars in thousands):

State	Rental Revenue for the three months ended March 31, 2017	% of Base Rent	Number of Leases for the three months ended March 31, 2017	Rental Revenue for the three months ended March 31, 2016	% of Base Rent	Number of Leases for the three months ended March 31, 2016
Texas	$3,781	17.2%	12	$3,722	18.0%	12
Ohio	2,296	10.5	14	2,337	11.3	16
Pennsylvania	2,230	10.2	7	1,678	8.1	6
North Carolina	1,499	6.8	8	1,441	7.0	8
Georgia	1,192	5.4	6	1,192	5.8	6
South Carolina	1,153	5.3	2	1,153	5.6	2
Florida	1,117	5.1	3	617	3.0	2
Michigan	1,082	4.9	4	1,074	5.2	4
Utah	946	4.3	2	588	2.8	1
Minnesota	916	4.2	6	845	4.1	4
All Other States	5,742	26.1	35	6,010	29.1	37
Total	$21,954	100.0%	99	$20,657	100.0%	98

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

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland. With the exception of Mr. Michael Sodo, our chief financial officer, Mr. Jay Beckhorn, our treasurer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of Mr. Cutlip, and Mr. Sodo, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land Corporation. Mr. Cutlip and Mr. Sodo spend 100% of their time focused on Gladstone Commercial Corporation, and do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

Advisory and Administration Agreements

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator's president, general counsel and secretary. We have an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The services and fees under the Advisory Agreement and Administration Agreement are described below.

Under the terms of the Advisory Agreement between us and our Adviser, as amended, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors' and officers' insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass all or some of such fees on to our tenants and borrowers).

Base Management Fee

On July 24, 2015, we renewed the Advisory Agreement by entering into a Second Amended and Restated Advisory Agreement, with the Adviser effective July 1, 2015. We subsequently renewed the Advisory Agreement by entering into a Third Amended and Restated Advisory Agreement with the Adviser on July 12, 2016 effective July 1, 2016. Our entrance into each of the amended agreements was approved unanimously by our Board of Directors. Our Board of Directors reviews and considers approving or renewing the Advisory Agreement with our Adviser each July.

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

Capital Gain Fee

Under the Advisory Agreement, as amended in July 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2017 or 2016.

On January 10, 2017, we amended and restated the Advisory Agreement by entering into the Fourth Amended and Restated Investment Advisory Agreement between us and the Adviser to revise the calculation of the capital gains fee. Based upon the amendment, the calculation of the capital gains fee is based on the all-in acquisition cost of disposed of properties. The impact of this amendment would not have resulted in a capital gains fee for previously reported periods. Our entrance into the Fourth Amended and Restated Investment Advisory Agreement was approved unanimously by our Board of Directors.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our 2016 Form 10-K. There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2017.

Results of Operations

The weighted average yield on our total portfolio, which was 8.6% as of both March 31, 2017 and 2016, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition since inception as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2017 and 2016 is below (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2017	2016	$ Change	% Change
Operating revenues
Rental revenue	$21,954	$20,657	$1,297	6.3%
Tenant recovery revenue	360	485	(125)	(25.8)%
Interest income from mortgage note receivable	—	385	(385)	(100.0)%
Total operating revenues	22,314	21,527	787	3.7%
Operating expenses
Depreciation and amortization	9,921	9,133	788	8.6%
Property operating expenses	1,380	1,610	(230)	(14.3)%
Base management fee	1,181	861	320	37.2%
Incentive fee	569	618	(49)	(7.9)%
Administration fee	360	404	(44)	(10.9)%
General and administrative	551	588	(37)	(6.3)%
Impairment charge	3,746	43	3,703	8,611.6%
Total operating expenses	17,708	13,257	4,451	33.6%
Other expense
Interest expense	(6,158)	(6,731)	573	(8.5)%
Distributions attributable to Series C mandatorily redeemable preferred stock	—	(686)	686	(100.0)%
Gain on sale of real estate	5,906	—	5,906	100.0%
Other income	2	—	2	100.0%
Total other expense, net	(250)	(7,417)	7,167	(96.6)%
Net income	4,356	853	3,503	410.7%
Distributions attributable to Series A, B and D preferred stock	(2,373)	(1,027)	(1,346)	131.1%
Distributions attributable to senior common stock	(248)	(252)	4	(1.6)%
Net income (loss) available (attributable) to common stockholders	$1,735	$(426)	$2,161	507.3%
Net income (loss) available (attributable) to common stockholders per weighted average share of common stock - basic and diluted	$0.07	$(0.02)	$0.09	450.0%
FFO available to common stockholders - basic	$9,496	$8,750	$746	8.5%
FFO per weighted average share of common stock - basic	$0.38	$0.39	$(0.01)	(2.6)%
FFO per weighted average share of common stock - diluted	$0.38	$0.39	$(0.01)	(2.6)%

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2016, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2015. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2016.

Operating Revenues

	For the three months ended March 31,
	(Dollars in Thousands)
Rental Revenues	2017	2016	$ Change	% Change
Same Store Properties	$19,483	$19,466	$17	0.1%
Acquired & Disposed Properties	1,549	497	1,052	211.7%
Properties with Vacancy	922	694	228	32.9%
	$21,954	$20,657	$1,297	6.3%

Rental revenue from same store properties increased slightly for the three months ended March 31, 2017, primarily because of additional rental income received from leases subject to consumer price index increases, coupled with increased rent earned from lease extensions executed subsequent to March 31, 2016. Rental revenue increased significantly for acquired and disposed of properties for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, because we acquired three properties subsequent to March 31, 2016, offset by a loss of revenue from the seven properties we sold subsequent to the three months ended March 31, 2016. Rental revenue increased for our properties with vacancy for the three months ended March 31, 2017 because we leased approximately 110,000 square feet of vacant space in properties with partial vacancies during the three months ended March 31, 2016.

	For the three months ended March 31,
	(Dollars in Thousands)
Tenant Recovery Revenue	2017	2016	$ Change	% Change
Same Store Properties	$348	$432	$(84)	(19.4)%
Acquired & Disposed Properties	3	47	(44)	(93.6)%
Properties with Vacancy	9	6	3	50.0%
	$360	$485	$(125)	(25.8)%

The decrease in same store tenant recovery revenues for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, is a result of decreased recoveries from gross leases at certain of our properties, as these properties had lower property operating expenses during the three months ended March 31, 2017. The decrease in tenant recovery revenues on acquired and disposed of properties for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, is due to a decrease in recoveries from properties sold subsequent to March 31, 2016.

Interest income from mortgage notes receivable decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, because the previously outstanding mortgage note was repaid in full in January 2016, and we have not issued any new mortgage notes receivable subsequent to March 31, 2016.

Operating Expenses

Depreciation and amortization increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to depreciation on capital projects completed subsequent to March 31, 2016, depreciation on the three properties acquired subsequent to March 31, 2016, and amortization on leasing commissions for renewed leases with 2016 and 2017 expirations.

	For the three months ended March 31,
	(Dollars in Thousands)
Property Operating Expenses	2017	2016	$ Change	% Change
Same Store Properties	$1,140	$1,283	$(143)	(11.1)%
Acquired & Disposed Properties	6	64	(58)	(90.6)%
Properties with Vacancy	234	263	(29)	(11.0)%
	$1,380	$1,610	$(230)	(14.3)%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The decrease in property operating expenses for same store properties for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, is a result of a decrease in operating expenses incurred at properties subject to a gross lease. The decrease in property operating expenses for acquired and disposed of properties for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, is primarily a result of reduced property operating expenses from properties sold subsequent to March 31, 2016. The decrease in property operating expenses for properties with vacancy during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, is due to executing triple net leases for vacant space for two properties which had partial vacancy during the three months ended March 31, 2017.

The base management fee paid to the Adviser increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, because of the increase in total adjusted stockholders' equity in the past 12 months. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, because the hurdle rate increased faster than pre-incentive fee FFO, resulting in a lower incentive fee. The increase in the hurdle rate is a result of an increase in total adjusted stockholders' equity, due to the common and preferred shares issued subsequent to March 31, 2016. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to using a lower share of our administrator's resources during the three months ended March 31, 2017.

General and administrative expenses decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily as a result of a decrease in professional fees, offset by an increase in subscription and membership fees.

The impairment charge for the three months ended March 31, 2017 resulted from the impairment recorded on two held and used assets as we determined the carrying value of these properties was unrecoverable through our quarterly impairment testing. These assets were impaired to their fair market value at March 31, 2017, using comparable market sales in their respective property locations. The impairment loss for the three months ended March 31, 2016 was from the impairment recorded in connection with one property which was sold subsequent to March 31, 2016.

Other Income and Expenses

Interest expense decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This decrease was primarily a result of our refinancing mortgages at lower interest rates and deleveraging activity, whereby we repaid mortgages notes payable upon maturity using equity and funds from our Revolver subsequent to March 31, 2016, offset by new mortgage debt on properties acquired subsequent to March 31, 2016. Our outstanding mortgage notes payable, net decreased from $450.7 million at March 31, 2016, to $407.6 million at March 31, 2017, while our weighted average interest rate on mortgage notes payable decreased from 4.89% at March 31, 2016, to 4.66% at March 31, 2017, resulting in interest savings over comparable periods.

Distributions attributable to our 7.125% Series C Cumulative Term Preferred Stock ("Term Preferred Stock"), par value $0.001 per share, decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, because we redeemed all outstanding shares of our Term Preferred Stock during the year ended December 31, 2016.

Gain on sale of real estate for the three months ended March 31, 2017 is attributable to our non-core industrial asset sold during the three months ended March 31, 2017. We did not sell any assets during the three months ended March 31, 2016.

Net Income (Loss) Available (Attributable) to Common Stockholders

Net income available to common stockholders increased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily because of the gain on sale of real estate, coupled with increased rental revenues, decreased property operating expenses, and decreased interest expense from refinancing and repaying mortgage notes payable, offset by impairment losses on two of our properties.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of March 31, 2017, was $23.9 million, including $4.1 million in cash and cash equivalents and an available borrowing capacity of $19.8 million under our Revolver. Our available borrowing capacity under the Revolver has increased to $25.0 million as of May 2, 2017.

Future Capital Needs

We actively seek conservative investments that are likely to produce income to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial and office real property (and, to a lesser extent, medical real property), make mortgage loans, or pay down outstanding borrowings under our Revolver. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, refinancing maturing debt and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

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

Equity Capital

During the three months ended March 31, 2017, we raised net proceeds of (i) $2.4 million of common equity under our Common Stock ATM Program with Cantor Fitzgerald at a weighted average share price of $20.08, and (ii) $2.2 million under our Series D Preferred ATM Program. We used these proceeds to pay down outstanding debt and for other general corporate purposes. We did not sell any shares of our Series A Preferred or Series B Preferred pursuant to our Series A and B Preferred ATM Program during three months ended March 31, 2017.

As of May 2, 2017, we have the ability to raise up to $371.9 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-208953), or the Universal Shelf, in one or more future public offerings. Of the $371.9 million of available capacity under our Universal Shelf, approximately $125.8 million of common stock is reserved for additional sales under our Common Stock ATM Program, approximately $37.2 million of preferred stock is reserved for additional sales under our Series A and B Preferred ATM Program, and approximately $29.7 million is reserved for additional sales under our Series D Preferred ATM Program as of May 2, 2017. We expect to continue to use our ATM programs as a source of liquidity for 2017.

Debt Capital

As of March 31, 2017, we had mortgage notes payable in the aggregate principal amount of $412.1 million, collateralized by a total of 63 properties with a remaining weighted average maturity of 6.7 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2017 was 4.66%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $27.3 million payable during the remainder of 2017 and $46.5 million payable during 2018. The 2017 principal amounts payable include both amortizing principal payments and two balloon principal payments due in November and December of 2017. We anticipate being able to refinance our mortgages that come due during 2017 and 2018 with a combination of new mortgage debt and the issuance of additional equity securities. We have reduced our total mortgage notes payable by $43.1 million over the past 12 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Revolver, offset by new mortgage debt on property acquisitions subsequent to March 31, 2016. In addition, we have raised substantial equity under our ATM programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2017, was $10.5 million, as compared to net cash provided by operating activities of $8.8 million for the three months ended March 31, 2016. This increase was primarily a result of an increase in rental receipts from acquisitions completed subsequent to March 31, 2016, a decrease in interest expense from refinanced and repaid mortgages during the previous 12 months, and a decrease in net property operating expenses. These increases are partially offset by an increase in the base management fee, and a lack of income earned from the mortgage note receivable during the three months ended March 31, 2017. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Revolver and Term Loan, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2017, was $10.0 million, which primarily consisted of proceeds from the sale of one property, coupled with recovering funds held in escrow from our lender for the mortgages we repaid, partially offset by capital improvements performed at certain of our properties. Net cash provided by investing activities during the three months ended March 31, 2016, was $5.8 million, which primarily consisted of the collection of a $5.9 million mortgage note receivable, partially offset by capital improvements performed at certain of our properties.

During 2017, we have been executing our capital recycling program, whereby we opportunistically sell properties outside of our core markets, and use proceeds to repay outstanding debt, and fund mission critical property acquisitions located in our target secondary growth markets. During the three months ended March 31, 2017, we sold one non-core property and applied the proceeds towards outstanding debt. We will continue to sell non-core properties under advantageous circumstances.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2017, was $21.1 million, which primarily consisted of the repayment of $38.1 million of mortgage principal, coupled with distributions paid to common, senior common and preferred shareholders, partially offset by an increase in borrowings from our Revolver, coupled with proceeds from issuance of equity. Net cash used in financing activities for the three months ended March 31, 2016, was $14.7 million, which primarily consisted of the repayment of $23.5 million of mortgage principal, coupled with distributions paid to common, senior common and preferred shareholders, partially offset by $18.5 million of new mortgage debt.

Revolver

In August 2013, we procured our Revolver with KeyBank (serving as a revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million, extended the maturity date one year through August 2018, with a one year extension option through August 2019, and entered into a Term Loan (discussed below). The interest rate on the Revolver was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the two facilities, including the Revolver and Term Loan, was increased from $100.0 million to $150.0 million. We also added three new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Bank, Fifth Third Bank, US Bank and Huntington Bank. We were subject to a payment of $0.5 million for the modification of the agreement.

In connection with the Revolver expansion discussed above, we added the $25.0 million, five-year Term Loan, which matures in October 2020. The Term Loan is subject to the same leverage tiers as the Revolver, however the interest rate at each leverage tier is five basis points lower. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date.

As of March 31, 2017, there was $89.2 million outstanding under our Revolver and Term Loan at a weighted average interest rate of approximately 3.22% and $1.0 million outstanding under letters of credit at a weighted average interest rate of 2.25%. As of May 2, 2017, the maximum additional amount we could draw under the Revolver and Term Loan was $25.0 million. We were in compliance with all covenants under the Revolver and Term Loan as of March 31, 2017.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$501,321	$31,565	$156,397	$69,126	$244,233
Interest on Debt Obligations (2)	103,159	22,724	32,944	26,402	21,089
Operating Lease Obligations (3)	6,690	463	931	820	4,476
Purchase Obligations (4)	1,120	1,120	—	—	—
	$612,290	$55,872	$190,272	$96,348	$269,798

(1)
Debt obligations represent borrowings under our Revolver, which represents $64.2 million of the debt obligation due in 2018, Term Loan, which represents $25.0 million of the debt obligation due in 2020, and mortgage notes payable that were outstanding as of March 31, 2017. This figure does not include $0.2 million of premiums and (discounts), net and $5.2 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, net and borrowings under Term Loan, net on the condensed consolidated balance sheet.

(2)
Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the amount of interest calculated for purposes of this table was based upon rates and balances as of March 31, 2017.

(3)	Operating lease obligations represent the ground lease payments due on our four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at six of our properties. These items were recognized on our balance sheet as of March 31, 2017.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2017.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2017 and 2016, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2017	2016
Calculation of basic FFO per share of common stock
Net income	$4,356	$853
Less: Distributions attributable to preferred and senior common stock	(2,621)	(1,279)
Net income (loss) attributable to common stockholders	$1,735	$(426)
Adjustments:
Add: Real estate depreciation and amortization	9,921	9,133
Add: Impairment charge	3,746	43
Less: Gain on sale of real estate, net	$(5,906)	$—
FFO available to common stockholders - basic	$9,496	$8,750
Weighted average common shares outstanding - basic	24,963,926	22,545,285
Basic FFO per weighted average share of common stock	$0.38	$0.39
Calculation of diluted FFO per share of common stock
Net income	$4,356	$853
Less: Distributions attributable to preferred and senior common stock	(2,621)	(1,279)
Net income (loss) attributable to common stockholders	$1,735	$(426)
Adjustments:
Add: Real estate depreciation and amortization	9,921	9,133
Add: Impairment charge	3,746	43
Add: Income impact of assumed conversion of senior common stock	248	252
Less: Gain on sale of real estate, net	(5,906)	—
FFO available to common stockholders plus assumed conversions	$9,744	$9,002
Weighted average common shares outstanding - basic	24,963,926	22,545,285
Effect of convertible senior common stock	798,388	800,116
Weighted average common shares outstanding - diluted	25,762,314	23,345,401
Diluted FFO per weighted average share of common stock	$0.38	$0.39
Distributions declared per share of common stock	$0.375	$0.375

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable. For details regarding our rate cap agreements see Note 7 – Mortgage Notes Payable and Credit Facility of the accompanying condensed consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2017, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of March 31, 2017. As of March 31, 2017, our effective average LIBOR was 0.98%; thus, a 1%, 2% or 3% decrease could not occur (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$1,545	$(1,545)
2% Increase to LIBOR	2,946	(2,946)
3% Increase to LIBOR	3,605	(3,605)

As of March 31, 2017, the fair value of our mortgage debt outstanding was $412.2 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at March 31, 2017, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $17.1 million and $18.4 million, respectively.

The amount outstanding under the Revolver and Term Loan approximates fair value as of March 31, 2017, as the debt is variable rate.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loan or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed by us with the U.S. Securities and Exchange Commission on February 15, 2017. There are no material changes to risks associated with our business or investment in our securities from those previously set forth in the reports described above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 12, 2017.

3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

3.4	Second Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 1, 2016.

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

10.1
Fourth Amended and Restated Investment Advisory Agreement between the Registrant and Gladstone Management Corporation, dated January 10, 2017, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-33097), filed January 12, 2017.

10.2
Third Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, dated January 11, 2017, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-33097), filed January 12, 2017.

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

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	May 2, 2017	By:	/s/ Mike Sodo
Mike Sodo
Chief Financial Officer

Date:	May 2, 2017	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors