Form 10-Q
period 2017-06-30
GLADSTONE COMMERCIAL CORP
filed 2017-07-31
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of July 31, 2017 was 27,642,293.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2017

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Real estate, at cost	$819,029	$821,749
Less: accumulated depreciation	139,303	131,661
Total real estate, net	679,726	690,088
Lease intangibles, net	101,035	105,553
Real estate and related assets held for sale, net	4,208	9,562
Cash and cash equivalents	5,014	4,658
Restricted cash	2,777	3,030
Funds held in escrow	4,605	6,806
Deferred rent receivable, net	28,401	29,725
Other assets	5,807	2,320
TOTAL ASSETS	$831,573	$851,742
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable, net	$422,398	$445,278
Borrowings under Revolver, net	37,478	39,225
Borrowings under Term Loan, net	24,905	24,892
Deferred rent liability, net	14,581	12,647
Asset retirement obligation	3,105	3,406
Accounts payable and accrued expenses	3,781	5,891
Liabilities related to assets held for sale, net	—	1,041
Due to Adviser and Administrator (1)	2,104	2,075
Other liabilities	6,805	6,667
TOTAL LIABILITIES	$515,157	$541,122
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 6,000,000 shares authorized; and 3,192,652 and 2,917,458 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (3)	$77,612	$70,743
TOTAL MEZZANINE EQUITY	$77,612	$70,743
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 5,350,000 shares authorized and 2,264,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$2	$2
Senior common stock, par value $0.001 per share; 4,450,000 shares authorized; and 940,784 and 959,552 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Common stock, par value $0.001 per share, 34,200,000 and 34,040,000 shares authorized and 25,754,876 and 24,882,758 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	26	25
Additional paid in capital	481,322	463,436
Accumulated other comprehensive income	179	—
Distributions in excess of accumulated earnings	(242,726)	(223,587)
TOTAL STOCKHOLDERS' EQUITY	238,804	239,877
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$831,573	$851,742

(1)	Refer to Note 2 "Related-Party Transactions"

(2)	Refer to Note 9 “Commitments and Contingencies”

(3)	Refer to Note 10 “Stockholders' Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Operating revenues
Rental revenue	$22,478	$20,890	$44,438	$41,547
Tenant recovery revenue	389	357	744	842
Interest income from mortgage note receivable	—	—	—	385
Total operating revenues	22,867	21,247	45,182	42,774
Operating expenses
Depreciation and amortization	9,926	9,205	19,845	18,338
Property operating expenses	1,505	1,434	2,884	3,045
Base management fee (1)	1,207	856	2,387	1,717
Incentive fee (1)	551	655	1,120	1,273
Administration fee (1)	340	370	700	775
General and administrative	575	726	1,127	1,310
Impairment charge	253	187	3,999	230
Total operating expenses	14,357	13,433	32,062	26,688
Other (expense) income
Interest expense	(5,944)	(6,579)	(12,103)	(13,310)
Distributions attributable to Series C mandatorily redeemable preferred stock	—	(686)	—	(1,372)
(Loss) gain on sale of real estate, net	(1,914)	—	3,992	—
Other income	9	334	11	334
Total other expense, net	(7,849)	(6,931)	(8,100)	(14,348)
Net income	661	883	5,020	1,738
Distributions attributable to Series A, B and D preferred stock	(2,437)	(1,263)	(4,810)	(2,290)
Distributions attributable to senior common stock	(249)	(251)	(497)	(504)
Net loss attributable to common stockholders	$(2,025)	$(631)	$(287)	$(1,056)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.08)	$(0.03)	$(0.01)	$(0.05)
Weighted average shares of common stock outstanding
Basic and Diluted	25,276,824	22,684,391	25,121,239	22,614,838
Distributions declared per common share	$0.375	$0.375	$0.75	$0.75
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52
Weighted average shares of senior common stock outstanding - basic	950,841	959,552	954,590	961,794

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$5,020	$1,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,845	18,338
Impairment charge	3,999	230
Gain on sale of real estate, net	(3,992)	—
Amortization of deferred financing costs	854	1,090
Amortization of deferred rent asset and liability, net	(412)	(215)
Amortization of discount and premium on assumed debt	(60)	(116)
Gain on interest rate swap	179	—
Asset retirement obligation expense	65	73
Operating changes in assets and liabilities
(Increase) decrease in other assets	(1,794)	196
Increase in deferred rent receivable	(1,549)	(1,959)
Decrease in accounts payable, accrued expenses, and amount due Adviser and Administrator	(837)	(655)
Increase (decrease) in other liabilities	392	(402)
Tenant inducement payments	(122)	—
Leasing commissions paid	(168)	(486)
Net cash provided by operating activities	21,420	17,832
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(4,518)	(17,000)
Improvements of existing real estate	(6,796)	(2,654)
Proceeds from sale of real estate	25,290	200
Collection of mortgage note receivable	—	5,900
Receipts from lenders for funds held in escrow	3,320	2,719
Payments to lenders for funds held in escrow	(1,119)	(1,107)
Receipts from tenants for reserves	1,349	1,840
Payments to tenants from reserves	(1,255)	(1,505)
Increase in restricted cash	253	303
Deposits on future acquisitions	(1,650)	(500)
Deposits applied against acquisition of real estate investments	—	500
Net cash provided by (used in) investing activities	14,874	(11,304)
Cash flows from financing activities:
Proceeds from issuance of equity	25,178	37,669
Offering costs paid	(422)	(1,247)
Retirement of senior common stock	—	(178)
Redemption of Series C mandatorily redeemable preferred stock	—	(25,000)
Borrowings under mortgage notes payable	6,700	37,905
Payments for deferred financing costs	(414)	(690)
Principal repayments on mortgage notes payable	(40,573)	(51,977)
Borrowings from revolving credit facility	50,000	71,000
Repayments on revolving credit facility	(51,900)	(55,500)
Increase in security deposits	(348)	97
Distributions paid for common, senior common and preferred stock	(24,159)	(19,766)
Net cash used by financing activities	(35,938)	(7,687)
Net increase (decrease) in cash and cash equivalents	$356	$(1,159)
Cash and cash equivalents, beginning of period	$4,658	$5,152
Cash and cash equivalents, end of period	$5,014	$3,993
NON-CASH INVESTING AND FINANCING INFORMATION
Tenant funded fixed asset improvements	$1,571	$—
Assumed mortgage in connection with acquisition	$11,179	$—
Assumed interest rate swap fair market value	$42	$—
Capital improvements included in accounts payable and accrued expenses	$2,031	$2,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation is a real estate investment trust (“REIT”) that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and commercial mortgage loans; however, we do not have any mortgage loans currently outstanding. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation, or the Adviser, and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company, or the Administrator, each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership, or the Operating Partnership.

All further references herein to “we,” “our,” and “us” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission on February 15, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Critical Accounting Policies

In preparation of our financial statements in accordance with GAAP, we apply certain critical accounting policies which require management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of our accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies during the six months ended June 30, 2017.

Reclassifications

Certain items on condensed consolidated statement of operations for the three and six months ended June 30, 2016 have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously-reported equity, net loss attributable to common stockholders, or net change in cash and cash equivalents.

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

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is an executive managing director of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The services and fees under the Advisory Agreement and Administration Agreement are described below. As of June 30, 2017 and December 31, 2016, $2.1 million and $2.1 million, respectively, was collectively due to our Adviser and Administrator.

Base Management Fee

On July 24, 2015, we entered into a Second Amended and Restated Advisory Agreement with the Adviser, effective July 1, 2015. We subsequently entered into a Third Amended and Restated Advisory Agreement with the Adviser on July 12, 2016, effective July 1, 2016, and, as described below, a Fourth Amended and Restated Investment Advisory Agreement with the Adviser on January 10, 2017, effective October 1, 2016. Our entrance into each of the amended Advisory Agreements was approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. As such, during the July 2017 meeting, the Board of Directors reviewed and renewed the Advisory Agreement for another year, through August 31, 2018.

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

For the three and six months ended June 30, 2017 we recorded a base management fee of $1.2 million and $2.4 million, respectively. For the three and six months ended June 30, 2016, we recorded a base management fee of $0.9 million and $1.7 million, respectively.

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

For the three and six months ended June 30, 2017, we recorded an incentive fee of $0.6 million and $1.1 million, respectively. For the three and six months ended June 30, 2016, we recorded an incentive fee of $0.7 million and $1.3 million, respectively. The Adviser did not waive any portion of the incentive fee for the three and six months ended June 30, 2017 or 2016, respectively. Waivers cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, as amended in July 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2017 or 2016.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator's employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the three and six months ended June 30, 2017, we recorded an administration fee of $0.3 million and $0.7 million, respectively, and for the three and six months ended June 30, 2016, we recorded an administration fee of $0.4 million and $0.8 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.06 million during both the three and six months ended June 30, 2017, which are included in mortgage notes payable, net, in the consolidated balance sheets, or 0.31% of mortgage principal secured. We paid financing fees to Gladstone Securities of $0.07 million and $0.15 million during the three and six months ended June 30, 2016, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.35% and 0.39%, respectively, of mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2018, at its July 2017 meeting.

3. Loss per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the three and six months ended June 30, 2017 and 2016. We computed basic loss per share for the three and six months ended June 30, 2017 and 2016 using the weighted average number of shares outstanding during the periods. Diluted loss per share for the three and six months ended June 30, 2017 and 2016, reflects additional shares of common stock related to our convertible Senior Common Stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(2,025)	$(631)	$(287)	$(1,056)
Denominator for basic weighted average shares of common stock	25,276,824	22,684,391	25,121,239	22,614,838
Basic loss per share of common stock	$(0.08)	$(0.03)	$(0.01)	$(0.05)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(2,025)	$(631)	$(287)	$(1,056)
Add: income impact of assumed conversion of senior common stock (1)	—	—	—	—
Net loss attributable to common stockholders plus assumed conversions (1)	$(2,025)	$(631)	$(287)	$(1,056)
Denominator for basic weighted average shares of common stock	25,276,824	22,684,391	25,121,239	22,614,838
Effect of convertible Senior Common Stock (1)	—	—	—	—
Denominator for diluted weighted average shares of common stock (1)	25,276,824	22,684,391	25,121,239	22,614,838
Diluted loss per share of common stock	$(0.08)	$(0.03)	$(0.01)	$(0.05)

(1)
We excluded convertible shares of Senior Common Stock of 783,236 and 800,116 from the calculation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2017 and December 31, 2016 excluding real estate held for sale as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Real estate:
Land	$104,300	$104,719
Building and improvements	660,354	662,661
Tenant improvements	54,375	54,369
Accumulated depreciation	(139,303)	(131,661)
Real estate, net	$679,726	$690,088

Real estate depreciation expense on building and tenant improvements was $6.4 million and $12.8 million for the three and six months ended June 30, 2017, respectively, and $5.9 million and $11.8 million for the three and six months ended June 30, 2016, respectively.

Acquisitions

Acquisitions during the six months ended June 30, 2016 were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) 805 “Business Combinations” (“ASC 805”), as there was a prior leasing history on the property. The fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred. Commencing in the fourth quarter of 2016, we early adopted Accounting Standards Update (“ASU”) 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which narrows the scope of transactions that would be accounted under ASC 805. Under ASU 2017-01, if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the grouping is not a business, and rather an asset acquisition. Beginning in the fourth quarter 2016, acquisitions have been deemed an asset acquisition when evaluated under the new guidance, and all acquisition-related costs have been capitalized.

We acquired one property during each of the six months ended June 30, 2017 and 2016, which is summarized below (dollars in thousands):

Six Months Ended		Square Footage	Lease Term	Purchase Price	Acquisition Expenses		Annualized GAAP Rent	Debt Issued or Assumed
June 30, 2017	(1)	60,016	8.5 Years	$15,697	$247	(3)	$1,680	$11,179	(4)
June 30, 2016	(2)	107,062	6.0 Years	$17,000	$105		$1,393	$9,900

(1) On June 22, 2017 we acquired a 60,016 square foot property in Conshohocken, Pennsylvania for $15.7 million. We assumed $11.2 million of mortgage debt. The annualized GAAP rent on the 8.5 year lease is $1.7 million.
(2) On May 26, 2016 we acquired a 107,062 square foot property in Salt Lake City, Utah for $17.0 million. We borrowed $9.9 million to fund the acquisition. The annualized GAAP rent on the 6.0 year lease is $1.4 million.
(3) We early adopted ASU 2017-01. As a result, we treated our Conshohocken, Pennsylvania acquisition as an asset acquisition rather than a business combination. As a result of this treatment, we capitalized $0.2 million of acquisition costs that would otherwise have been expensed under business combination treatment.
(4) We assumed an interest rate swap in connection with the assumed debt, in which we will pay our counterparty a fixed interest rate of 1.80%, and receive a variable interest rate of one month LIBOR from our counterparty. Our interest expense exposure is fixed at 3.55%. The interest rate swap had a fair value of $0.04 million upon the date of assumption, and subsequently increased in value to $0.2 million at June 30, 2017. We have elected to treat this interest rate swap as a cash flow hedge, and all changes in fair market value will be recorded to accumulated other comprehensive income on the condensed consolidated balance sheets.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the six months ended June 30, 2017 and 2016 as follows (dollars in thousands):

Business Combinations
	Six months ended June 30, 2017	Six months ended June 30, 2016
Acquired assets and liabilities	Purchase price	Purchase price
Land	$—	$3,008
Building and improvements	—	8,973
Tenant Improvements	—	1,685
In-place Leases	—	1,352
Leasing Costs	—	337
Customer Relationships	—	1,675
Above Market Leases	—	—
Below Market Leases	—	(30)
Total Purchase Price	$—	$17,000

Asset Acquisitions
	Six months ended June 30, 2017	Six months ended June 30, 2016
Acquired assets and liabilities	Purchase price	Purchase price
Land	$1,996	$—
Building	9,975	—
Tenant Improvements	905	—
In-place Leases	1,690	—
Leasing Costs	464	—
Customer Relationships	1,256	—
Below Market Leases	(1,030)	—
Discount on Assumed Debt	399	—
Fair Value of Interest Rate Swap Assumed	42	—
Total Purchase Price	$15,697	$—

Total Purchase Price on all Acquisitions	$15,697	$17,000

Below is a summary of the total revenue and earnings (loss) recognized on the one asset acquisition treated as a business combination completed during the six months ended June 30, 2016 (dollars in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2016	2016
Rental Revenue	$139	$139
Earnings (Loss)	(121)	(121)

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the business combinations completed through June 30, 2017, were completed as of January 1, 2016, and the business combinations completed in 2016, were completed as of January 1, 2015. The pro-forma earnings for the three and six months ended June 30, 2017 and 2016 were adjusted to assume that the acquisition-related costs were incurred as of the beginning of the comparative period (dollars in thousands, except per share amounts):

	For the three months ended June 30,	For the six months ended June 30,
	2016 (1)
	(unaudited)
Operating Data:
Total operating revenue	$21,965	$44,349
Total operating expenses	(13,768)	(27,566)
Other expenses, net	(7,157)	(14,847)
Net income	1,040	1,936
Dividends attributable to preferred and senior common stock	(1,514)	(2,794)
Net loss attributable to common stockholders	$(474)	$(858)
Share and Per Share Data:
Basic and diluted loss per share of common stock - pro forma	$(0.02)	$(0.04)
Basic and diluted loss per share of common stock - actual	$(0.03)	$(0.05)
Weighted average shares outstanding-basic and diluted	22,684,391	22,614,838

(1) Pro-forma results for the three and six months ended June 30, 2017 are identical to actual results on the condensed consolidated statement of operations because we did not complete an asset acquisition treated as a business combination for the three and six months ended June 30, 2017.

Significant Real Estate Activity on Existing Assets

During the six months ended June 30, 2017 and 2016, we executed one and three leases, respectively, which are aggregated below (dollars in thousands):

Six Months Ended	Aggregate Square Footage	Weighted Average Lease Term		Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
June 30, 2017	83,662	11.3 years		1,683	1,020	445
June 30, 2016	67,085	5.7 years	(1)	322	69	166

(1) Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. These leases have terms ranging from 5.2 years to 7.2 years.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of June 30, 2017 and December 31, 2016, excluding real estate held for sale as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$71,149	$(30,343)	$71,482	$(28,182)
Leasing costs	49,051	(20,712)	48,000	(18,599)
Customer relationships	50,252	(18,362)	50,252	(17,400)
	$170,452	$(69,417)	$169,734	$(64,181)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$10,601	$(7,551)	$10,479	$(7,296)
Below market leases and deferred revenue	(24,207)	9,626	(21,606)	8,959
	$(13,606)	$2,075	$(11,127)	$1,663

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.5 million and $7.0 million for the three and six months ended June 30, 2017, respectively, and $3.3 million and $6.6 million for the three and six months ended June 30, 2016, respectively, and is included in depreciation and amortization expense in the condensed consolidated statement of operations.

Total amortization related to above-market lease values was $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, and is included in rental revenue in the condensed consolidated statement of operations. Total amortization related to below-market lease values was $0.3 million and $0.7 million for the three and six months ended June 30, 2017, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and is included in rental revenue in the condensed consolidated statement of operations.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2017 and 2016 were as follows:

Intangible Assets & Liabilities	2017	2016
In-place leases	8.5	6.1
Leasing costs	8.5	6.1
Customer relationships	13.5	9.1
Below market leases	8.5	6.1
All intangible assets & liabilities	9.8	6.9

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the six months ended June 30, 2017, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to fund property acquisitions in our target secondary growth markets, as well as repay outstanding debt. During the six months ended June 30, 2017, we sold three non-core properties located in Franklin, New Jersey, Hazelwood, Missouri, and Concord Township, Ohio, which are summarized below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Six Months Ended June 30, 2017	Aggregate Gain on Sale of Real Estate, net
507,455	$25,802	$512	$1,308	$3,992

Our dispositions during the six months ended June 30, 2017 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and six months ended June 30, 2017, and 2016 (dollars in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2017		2016	2017		2016
Operating revenue	$803	(1)	$645	$1,280	(1)	$1,290
Operating expense	75		199	1,491	(3)	413
Other (expense) income, net	(1,914)	(2)	(90)	3,830	(4)	(218)
Income (loss) from real estate and related assets sold	$(1,186)		$356	$3,619		$659

(1) Includes $0.6 million lease termination revenue from canceling a lease obligation with a tenant that acquired one property from us during the three and six months ended June 30, 2017. This fee is recorded as rental revenue on the condensed consolidated statement of operations.
(2) Includes $1.9 million loss on sale, net, from two non-core property sales.
(3) Includes $1.3 million impairment charge.
(4) Includes a $4.0 million gain on sale, net from our three non-core property sales.

Real Estate Held for Sale

During the three and six months ended June 30, 2017, we classified one property located in Newburyport, Massachusetts as held for sale. We considered the property to be non-core to our long term strategy. The property is under contract to sell, and we anticipate completing the sale in the third quarter of 2017. This property was previously impaired during the three months ended March 31, 2017, and was further impaired by $0.3 million during the three months ended June 30, 2017 when the property met the held for sale classification, and we adjusted the carrying value to equal the sales price less estimated selling costs. The assets and liabilities of the property classified as held for sale are presented separately in our condensed consolidated balance sheets as of June 30, 2017.

Our property classified as held for sale during the three and six months ended June 30, 2017 was not classified as a discontinued operation because the disposition does not represent a strategic shift in our operations, nor will the disposition have a major effect on our operations and financial results.

The table below summarizes the components of income from real estate and related assets held for sale (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2017		2016		2017		2016
Operating revenue	$—		$—		$—		$—
Operating expense	345	(1)	109		2,924	(3)	251
Other income, net	—		240	(2)	—		148	(2)
(Loss) income from real estate and related assets held for sale	$(345)		$131		$(2,924)		$(103)

(1) Includes $0.3 million impairment charge.
(2) Includes $0.3 million of legal settlement income.
(3) Includes $2.7 million impairment charge.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheet (dollars in thousands):

	June 30, 2017	December 31, 2016
Assets Held for Sale
Real estate, at cost	$6,622	$11,454
Less: accumulated depreciation	2,414	2,668
Total real estate held for sale, net	4,208	8,786
Lease intangibles, net	—	200
Deferred rent receivable, net	—	575
Other assets	—	1
Total Assets Held for Sale	$4,208	$9,562
Liabilities Held for Sale
Deferred rent liability, net	$—	$755
Asset retirement obligation	—	286
Total Liabilities Held for Sale	$—	$1,041

Impairment Charges

We performed an evaluation and analysis of our entire portfolio to determine if any of our held and used assets were impaired during the six months ended June 30, 2017 and identified two held and used assets which were impaired during first quarter 2017, and did not identify any impairment on held and used assets during second quarter 2017. For these properties, during first quarter 2017, we received unsolicited interest from potential buyers, and as a result, we included a sale scenario and shortened our hold period when comparing the undiscounted cash flows against the respective carrying values. Based upon our analysis, we concluded that the undiscounted cash flows for these properties were below their respective carrying values indicating that these assets were impaired as of March 31, 2017, and accordingly, we recorded an impairment charge of $3.7 million during the three months ended March 31, 2017. During the three months ended June 30, 2017, we sold one of these impaired properties to the tenant for a further loss on sale of $1.8 million. During the second quarter of 2017, we became aware of a decline in the tenant's financial results. The tenant expressed interest in acquiring our property as part of their corporate reorganization. Due to the re-tenanting risk of the property if it were to go vacant and as the location was in a non-core market, we executed a sale with this tenant.We executed a sales contract for the other impaired property, and accordingly classified the property as held for sale during the three months ended June 30, 2017. Prior to the three months ended June 30, 2017, we had received an unsolicited offer to sell this property, and management concluded a sale was the appropriate course of action subsequent to March 31, 2017.

As part of our held for sale process, we perform an analysis of all properties classified as held for sale during the three and six months ended June 30, 2017, and compare the fair market value of the asset less selling costs against the carrying value of assets available for sale. We classified one property as held for sale as we executed a purchase and sale agreement and expect the property to sell during the third quarter of 2017. We recorded an additional impairment charge of $0.3 million during the three months ended June 30, 2017 to reduce the carrying value equal to the sales price per the executed purchase and sale agreement, less estimated selling costs.

Fair market value for these assets was calculated using Level 3 inputs, which were determined using comparable asset sale data from the respective asset locations, as well as sales prices from an executed purchase and sale agreement. We continue to evaluate our properties on a quarterly basis for changes that could create the need to record impairment. Future impairment losses may result, and could be significant, should market conditions deteriorate in the markets in which we hold our assets or we are unable to secure leases at terms that are favorable to us, which could impact the estimated cash flow of our properties over the period in which we plan to hold our properties. Additionally, changes in management’s decisions to either own and lease long-term or sell a particular asset will have an impact on this analysis.

We recognized $0.2 million of impairment charges on three properties during the six months ended June 30, 2016. These properties were classified as held for sale during the three and six months ended June 30, 2016, and through our held for sale analysis, we concluded that the fair market value less selling costs was below the carrying value of this property.

The fair values for the above held for sale property was calculated using Level 3 inputs which were calculated using an estimated sales price, less estimated costs to sell. The estimated sales price was determined using an executed purchase and sale agreement.

6. Mortgage Note Receivable

On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Subsequently, on April 14, 2015, we closed an additional $0.3 million interim financing loan for the development of the Phoenix, Arizona property. Construction was completed in July 2015 and we earned 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we were granted a right of first offer to purchase the property at fair value. We elected not to purchase the property, and received an exit fee upon maturity of the loan in an amount sufficient for us to earn an internal rate of return of 22.0% on the second mortgage development loan, inclusive of interest earned. The principal balance of the loans and all associated interest income and exit fee revenue was received in January 2016. We recognized no interest income or exit fee revenue during the three and six months ended June 30, 2017. We recognized $0.0 million and $0.4 million in both cash interest income and exit fee revenue during the three and six months ended June 30, 2016, respectively. We currently have no mortgage notes receivable outstanding.

7. Mortgage Notes Payable and Credit Facility

Our mortgage notes payable and Credit Facility as of June 30, 2017 and December 31, 2016 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	June 30, 2017		June 30, 2017	December 31, 2016	June 30, 2017	June 30, 2017
Mortgage and other secured loans:
Fixed rate mortgage loans	47		$357,997	$378,477	(1)	(2)
Variable rate mortgage loans	19		69,493	71,707	(3)	(2)
Premiums and discounts, net	-		(242)	217	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(4,850)	(5,123)	N/A	N/A
Total mortgage notes payable, net	66		$422,398	$445,278	(4)
Variable rate revolving credit facility	24	(6)	$37,800	$39,700	LIBOR + 2.25%	8/7/2018
Deferred financing costs, revolving credit facility	-		(322)	(475)	N/A	N/A
Total revolver, net	24		$37,478	$39,225
Variable rate term loan facility	-	(6)	$25,000	$25,000	LIBOR + 2.20%	10/5/2020
Deferred financing costs, term loan facility	-		(95)	(108)	N/A	N/A
Total term loan, net	N/A		$24,905	$24,892
Total mortgage notes payable and credit facility	90		$484,781	$509,395	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.55% to 6.63%.

(2)	We have 44 mortgage notes payable with maturity dates ranging from 11/8/2017 through 7/1/2045.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.15% to one month LIBOR + 2.75%. At June 30, 2017, one month LIBOR was approximately 1.23%.

(4)	The weighted average interest rate on the mortgage notes outstanding at June 30, 2017 was approximately 4.65%.

(5)	The weighted average interest rate on all debt outstanding at June 30, 2017 was approximately 4.50%.

(6)	The amount we may draw under our Revolver and Term Loan is based on a percentage of the fair value of a combined pool of 24 unencumbered properties as of June 30, 2017.
N/A - Not Applicable

Mortgage Notes Payable

As of June 30, 2017, we had 44 mortgage notes payable, collateralized by a total of 66 properties with a net book value of $625.6 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We have full recourse for $11.7 million of the mortgages notes payable outstanding, or 2.8% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the six months ended June 30, 2017, we repaid 3 mortgages, collateralized by 7 properties, which are aggregated below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$27,188	6.05%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$8,163	LIBOR +	2.50%

During the six months ended June 30, 2017, we issued or assumed 2 mortgages, collateralized by 3 properties, which are aggregated in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Issued or Assumed		Weighted Average Interest Rate on Fixed Rate Debt		Aggregate Variable Rate Debt Issued or Assumed
$11,179	(1)	3.55%	(2)	$6,700	(3)

(1) We assumed $11.2 million of debt in connection with our property acquisition with a maturity date of April 1, 2026.
(2) We assumed an interest rate swap in connection with our property acquisition and will be paying an all in fixed rate of 3.55%.
(3) The interest rate for our issued variable rate mortgage debt is equal to one month LIBOR plus a spread of 2.75%. The maturity date on this new variable rate debt is May 15, 2020. We have entered into a rate cap agreement on our new variable rate debt and will record all fair value changes into interest expense on the condensed consolidated statement of operations.

We made payments of $0.4 million for deferred financing costs during both the three and six months ended June 30, 2017. We made payments of $0.3 million and $0.7 million for deferred financing costs during the three and six months ended June 30, 2016, respectively.

Scheduled principal payments of mortgage notes payable for the remainder of 2017, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Six Months Ending December 31, 2017	$26,784
2018	47,091
2019	46,732
2020	18,619
2021	31,868
2022	96,258
Thereafter	160,138
Total	$427,490	(1)

(1) This figure does not include $0.2 million of premiums and (discounts), net, and $4.8 million of deferred financing costs, which are reflected in mortgage notes payable on the condensed consolidated balance sheet.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed an interest rate swap agreement in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swap, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2017 and December 31, 2016, our interest rate cap agreements and interest rate swap were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as interest expense on our accompanying condensed consolidated statements of operations. The following table summarizes the interest rate caps at June 30, 2017 and December 31, 2016 (dollars in thousands):

		June 30, 2017		December 31, 2016
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$482	(1)	$94,411	$72	$71,721	$101

(1) We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 2.50% to 3.00%.

We assumed an interest rate swap agreement in connection with our June 22, 2017 acquisition, whereby we will pay our counterparty an interest rate equivalent to 1.80% on a monthly basis, and receive payments from our counterparty equivalent to one month LIBOR. The fair value of our interest rate swap agreement is recorded in other assets on our accompanying condensed consolidated balance sheets. We have designated our interest rate swap as a cash flow hedge, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheet. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. We assumed our interest rate swap with a value of $0.04 million on the date of assumption, and the fair market value increased to $0.2 million at June 30, 2017. The swap has a notional value equal to the debt we assumed of $11.2 million, and has a termination date of April 1, 2026, which is also the maturity date of the assumed debt.

The fair value of all mortgage notes payable outstanding as of June 30, 2017 was $428.2 million, as compared to the carrying value stated above of $427.5 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

In August 2013, we procured a senior unsecured revolving credit facility, or the Revolver, with KeyBank National Association (“KeyBank”) (serving as a lender, a letter of credit issuer and an administrative agent). On October 5, 2015, we expanded our Revolver to $85.0 million, extended the maturity date one year through August 2018, with a one-year extension option through August 2019. We also added a $25.0 million term loan facility, or the Term Loan, which matures in October 2020. The Revolver and the Term Loan are referred to collectively herein as the Credit Facility. The interest rate on the Revolver was also reduced by 25 basis points at each of the leverage tiers and the total maximum commitment under the Credit Facility was increased from $100.0 million to $150.0 million. We also added 3 new lenders to the bank syndicate, which is now comprised of KeyBank, Comerica Bank, Fifth Third Bank, US Bank and Huntington Bank.

The Term Loan is subject to the same leverage tiers as the Revolver; however the interest rate at each leverage tier is five basis points lower. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date.

As of June 30, 2017, there was $62.8 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.46% and $1.0 million outstanding under letters of credit at a weighted average interest rate of 2.25%. As of June 30, 2017, the maximum additional amount we could draw under the Revolver was $36.1 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2017.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2017.

8. Mandatorily Redeemable Term Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock (“Term Preferred Stock”), par value $0.001 per share, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million. The shares of the Term Preferred Stock had a mandatory redemption date of January 31, 2017.

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

9. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of June 30, 2017 are as follows (dollars in thousands):

Year	Minimum Rental Payments Due
Six Months Ending December 31, 2017	$232
2018	465
2019	465
2020	466
2021	392
2022	319
Thereafter	4,236
Total	$6,575

Expenses recorded in connection to rental expense incurred for the properties listed above during the three and six months ended June 30, 2017 were $0.1 million and $0.2 million, respectively, and during the three and six months ended June 30, 2016 were $0.1 million and $0.2 million, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations.

Letters of Credit

As of June 30, 2017, there was $1.0 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheet.

10. Stockholders’ and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2017 (dollars in thousands):

	Shares Issued and Retired
	Series A and B Preferred Stock	Common Stock	Senior Common Stock	Series A and B Preferred Stock	Senior Common Stock	Common Stock	Additional Paid in Capital	Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2016	2,264,000	24,882,758	959,552	$2	$1	$25	$463,436	$—	$(223,587)	$239,877
Issuance of Series A and B preferred stock and common stock, net	—	855,238	—	—	—	1	17,886	—	—	17,887
Conversion of senior common stock to common stock	—	16,880	(18,768)	—	—	—	—	—	—	—
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(24,159)	(24,159)
Other comprehensive income	—	—	—	—	—	—	—	179	—	179
Net income	—	—	—	—	—	—	—	—	5,020	5,020
Balance at June 30, 2017	2,264,000	25,754,876	940,784	$2	$1	$26	$481,322	$179	$(242,726)	$238,804

Distributions

We paid the following distributions per share for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,			For the six months ended June 30,
	2017		2016	2017		2016
Common Stock	$0.375		$0.375	$0.750		$0.750
Senior Common Stock	0.2625		0.2625	0.5250		0.5250
Series A Preferred Stock	0.4843749		0.4843749	0.9687498		0.9687498
Series B Preferred Stock	0.4688		0.4688	0.9375		0.9375
Series C Preferred Stock	—	(1)	0.4453	—	(1)	0.8906
Series D Preferred Stock	0.4375		0.1788	0.8750		0.1788

(1)	We fully redeemed our Series C Preferred Stock on August 19, 2016.

Recent Activity

Common Stock ATM Program

In February 2016, we amended our common ATM program with Cantor Fitzgerald (the “Common Stock ATM Program”). The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald, to $160.0 million. All other terms of the Common Stock ATM program remained unchanged. During the six months ended June 30, 2017, we sold 0.9 million shares of common stock, raising $17.9 million in net proceeds under the Common Stock ATM Program. As of June 30, 2017, we had a remaining capacity to sell up to $114.3 million of common stock under the Common Stock ATM Program.

Series A and B Preferred Stock ATM Programs

In February 2016, we entered into an open market sales agreement with Cantor Fitzgerald (the “Series A and B Preferred ATM Program”), pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during the six months ended June 30, 2017. As of June 30, 2017, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Mezzanine Equity

The 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”), is classified as mezzanine equity in our condensed consolidated balance sheet because it is redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company outside of our control is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. We will periodically evaluate the likelihood that a change of control greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control greater than 50% is remote.

In June 2016, we entered into an open market sales agreement with Cantor Fitzgerald (the “Series D Preferred ATM Program”), pursuant to which we may, from time to time, offer to sell shares of our Series D Preferred, having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the six months ended June 30, 2017, we sold approximately 0.3 million shares of our Series D Preferred for net proceeds of $6.9 million. As of June 30, 2017, we had a remaining capacity to sell up to $26.7 million of Series D Preferred under the Series D Preferred ATM Program.

Amendment to Articles of Incorporation

On January 11, 2017, we filed with the Maryland State Department of Assessments and Taxation an Articles Supplementary reclassifying the remaining 160,000 authorized but unissued shares of our Series C Preferred Stock, as authorized but unissued shares of our common stock, and made a corresponding amendment to the Operating Partnership’s Partnership Agreement with regard to corresponding units of partnership interest. As a result of the reclassification, there are zero authorized shares of Series C Preferred Stock and zero authorized corresponding units of partnership interest remaining. On the same date, we filed with the Maryland State Department of Assessments and Taxation an Articles of Restatement, restating and integrating into a single instrument all prior Articles Supplementary and amendments thereto.

11. Subsequent Events

Distributions

On July 11, 2017, our Board of Directors declared the following monthly distributions for the months of July, August and September of 2017:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series D Preferred Distributions per Share
July 21, 2017	July 31, 2017	$0.125	$0.1614583	$0.15625	$0.1458333
August 21, 2017	August 31, 2017	0.125	0.1614583	0.15625	0.1458333
September 20, 2017	September 29, 2017	0.125	0.1614583	0.15625	0.1458333
		$0.375	$0.4843749	$0.46875	$0.4375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
July	August 7, 2017	$0.0875
August	September 8, 2017	0.0875
September	October 6, 2017	0.0875
		$0.2625

Leasing and Acquisition Activity

On July 1, 2017, we executed a lease extension with the tenant occupying our 223,275 square foot property located in Pocono, Pennsylvania. The lease was extended for an additional ten years through July 31, 2031. The lease provides for prescribed rent escalations over its life with annualized GAAP rents of $0.6 million.

On July 7, 2017, we acquired a 300,000 square foot property, located in Philadelphia Pennsylvania, for $26.4 million, net of acquisition costs. We funded this acquisition with existing cash on hand and the issuance of $14.9 million of mortgage debt with a 10.1 year term and a fixed rate of 3.75%. This property is 100% leased to one tenant through 2032, with a termination option beginning in 2027. The lease provides for prescribed rent escalations over its life with annualized GAAP rents of $1.8 million. This lease has a base year expense stop. We treated this purchase as an asset acquisition under the provisions of ASU 2017-01 “Clarifying the Definition of a Business.”

On July 31, 2017, we acquired a 306,435 square foot 3 property portfolio, located in Maitland, Florida, a suburb of Orlando, Florida, for $51.4 million, net of acquisition costs. We funded this acquisition with existing cash on hand, common equity proceeds, and the issuance of $28.8 million of mortgage debt with a 10 year term and a fixed rate of 3.89%. This portfolio is 100% leased to 6 tenants, with 72.0% of the portfolio leased by one tenant with 10.2 years of remaining lease term. The weighted average lease term on the portfolio is 8.7 years. All leases on the portfolio provide for prescribed rent escalations over their life with annualized GAAP rents of $6.7 million. All leases have base year expense stops. We treated this purchase as an asset acquisition under the provisions of ASU 2017-01 “Clarifying the Definition of a Business.”

Common Stock Offering

On July 25, 2017, we completed an overnight offering of 1.2 million shares of our common stock, at an offering price of $20.52 per share. Net proceeds, after deducting offering expenses and underwriter discounts, were $22.7 million. The proceeds from this offering were used to acquire real estate, repay outstanding debt, and for other general corporate purposes.

On July 31, 2017, our overnight offering underwriters exercised their overallotment option, in which our underwriters agreed to purchase 0.2 million shares of our common stock at an offering price of $20.52 per share. Net proceeds, after deducting offering expenses and underwriter discounts, were $3.4 million. The proceeds from this overallotment were used to acquire real estate, repay outstanding debt, and for other general corporate purposes.

ATM Equity Activity

Subsequent to June 30, 2017 and through July 31, 2017, we were active in our Common Stock ATM Program, raising $11.9 million in net proceeds from the sale of 0.6 million shares of common stock. Under our Series D Preferred ATM Program, we raised net proceeds or $1.6 million from the sale of 0.06 million shares of Series D Preferred.

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

General

We are an externally-advised real estate investment trust (“REIT”) that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and commercial mortgage loans; however, we do not have any mortgage loans currently outstanding. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We target secondary growth markets that possess favorable economic growth trends, diversified industries, and growing population and employment.

We have historically entered into, and intend in the future to enter into, purchase agreements primarily for real estate having net leases with remaining terms of approximately 7 to 15 years and built in rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

All references to annualized generally accepted accounting principles (“GAAP”) rent are rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease.

As of July 31, 2017:

•	we owned 98 properties totaling 11.3 million square feet in 24 states;

•	our occupancy rate was 97.1%;

•	the weighted average remaining term of our mortgage debt was 6.7 years and the weighted average interest rate was 4.57%; and

•	the average remaining lease term of the portfolio was 7.7 years.

Business Environment

In the United States, vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. Vacancy rates in many markets have been reduced to levels seen at the peak before the most recent recession and rental rates have increased in most primary and secondary markets. This condition has led to a rise in construction activity for both office and industrial properties in many markets. Interest rates have been volatile since the beginning of 2016 and although interest rates are still relatively low, lenders have varied on their required spreads over the last several quarters and overall financing costs for fixed rate mortgages appear to be on the rise. At the beginning of the year, several research firm surveys reflected that the current real estate cycle may be peaking from both a volume and price standpoint. 2016 year-end statistics from national research firms indicate that total investment sales volume was approximately 10% less than the volume recorded in 2015. That reduction continued through the first quarter of 2017 as research firms reported that investment volume for the quarter was approximately 20% less than the level of first quarter 2016.

From a more macro-economic perspective, the strength of the global economy and U.S. economy in particular continue to be uncertain with increased volatility due to the vote last year in the United Kingdom to exit the European Union, the uncertainty of health care and tax reform initiatives in the United States, and an apparent continuing global economic slowdown. In addition, the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term as well as other geo-political issues has increased domestic and global instability. These developments could cause interest rates and borrowing costs to rise, which may adversely affect our ability to access both the equity and debt markets and could have an adverse effect on our tenants as well.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we only have two fully vacant buildings, located in Newburyport, Massachusetts, and Tewksbury, Massachusetts, as well as a total of three partially vacant buildings. Our Newburyport, Massachusetts property was classified as held for sale as of June 30, 2017, and is currently under contract to sell. We anticipate completing the sale in August 2017.

We have one expiring lease in 2017, which accounts for 0.0% of rental revenue recognized during the six months ended June 30, 2017 and three expiring leases in 2018, which account for 1.2% of rental revenue recognized during the six months ended June 30, 2017.

Our available vacant space at June 30, 2017 represents 3.1% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $0.9 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties and borrowings under our $85.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent), which matures in August 2018, and our $25.0 million term loan facility (“Term Loan”), which matures in October 2020, which we refer to collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market, or the CMBS market, to issue mortgages to finance our real estate activities.

In addition to obtaining funds through borrowing, we have been active in the equity markets during and subsequent to the six months ended June 30, 2017. We have issued shares of both common and preferred stock through our at-the-market programs, or ATM Programs, pursuant to our open market sale agreements with Cantor Fitzgerald, discussed in more detail below and completed an underwritten offering of common stock.

Recent Developments

2017 Sale Activity

During the six months ended June 30, 2017, we continued to execute our capital recycling program, whereby we sell properties outside of our core markets and redeploy proceeds to fund property acquisitions located in our target secondary growth markets, or repay outstanding debt. During the six months ended June 30, 2017, we sold three non-core properties, and applied the proceeds towards outstanding debt. We will continue to execute our capital recycling plan and sell non-core assets in the future.

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Six Months Ended June 30, 2017	Aggregate Gain on Sale of Real Estate, net
507,455	$25,802	$512	$1,308	$3,992

2017 Acquisition Activity

During the six months ended June 30, 2017, we acquired one property located in Conshohocken, Pennsylvania, which is summarized in the table below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs		Aggregate Annualized GAAP Rent	Aggregate Debt Issued
60,016	8.5 years	$15,697	$247	(1)	$1,680	$11,179

(1)
We early adopted ASU 2017-01, “Clarifying the Definition of a Business,” effective October 1, 2016. As a result, we treated our Conshohocken, Pennsylvania acquisition as an asset acquisition rather than a business combination. As a result of this treatment, we capitalized $0.2 million of acquisition costs that would otherwise have been expensed under business combination treatment.

On July 7, 2017, we acquired a 300,000 square foot property, located in Philadelphia Pennsylvania for $26.4 million, net of acquisition costs. We funded this acquisition with existing cash on hand and the issuance of $14.9 million of mortgage debt with a 10.1 year term and a fixed rate of 3.75%. This property is 100.0% leased to one tenant through 2032, with a termination option beginning in 2027. The lease provides for prescribed rent escalations over its life with annualized GAAP rents of $1.8 million. This lease has a base year expense stop. We treated this purchase as an asset acquisition under the provisions of ASU 2017-01 “Clarifying the Definition of a Business.”

On July 31, 2017, we acquired a 306,435 square foot 3 property portfolio, located in Maitland, Florida, a suburb of Orlando, Florida, for $51.4 million, net of acquisition costs. We funded this acquisition with existing cash on hand, common equity proceeds, and the issuance of $28.8 million of mortgage debt with a 10 year term and a fixed rate of 3.89%. This portfolio is 100% leased to 6 tenants, with 72.0% of the portfolio leased by one tenant with 10.2 years of remaining lease term. The weighted average lease term on the portfolio is 8.7 years. All leases on the portfolio provide for prescribed rent escalations over their life with annualized GAAP rents of $6.7 million. All leases have base year expense stops. We treated this purchase as an asset acquisition under the provisions of ASU 2017-01 “Clarifying the Definition of a Business.”

2017 Leasing Activity

During the six months ended June 30, 2017 and 2016, we executed one lease, which is summarized below (dollars in thousands):

Six Months Ended	Aggregate Square Footage	Weighted Average Lease Term	Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
June 30, 2017	83,662	11.3 years	1,683	1,020	445

On July 1, 2017, we executed a lease extension with the tenant occupying our 223,275 square foot property located in Pocono, Pennsylvania. The lease was extended for an additional ten years through July 31, 2031. The lease provides for prescribed rent escalations over its life with annualized GAAP rents of $0.6 million.

2017 Financing Activity

During the six months ended June 30, 2017, we repaid 3 mortgages, collateralized by 7 properties, which are aggregated below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$27,188	6.05%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$8,163	LIBOR +	2.50%

During six months ended June 30, 2017, we issued or assumed 2 mortgages, collateralized by 3 properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued or Assumed		Weighted Average Interest Rate on Fixed Rate Debt		Aggregate Variable Rate Debt Issued or Assumed
$11,179	(1)	3.55%	(2)	$6,700	(3)

(1) We assumed $11.2 million of debt in connection with our property acquisition with a maturity date of April 1, 2026.
(2) We assumed an interest rate swap in connection with our property acquisition and will be paying an all in fixed rate of 3.55%.
(3) The interest rate for our issued variable rate mortgage debt is equal to one month LIBOR plus a spread of 2.75%. The maturity date on this new variable rate debt is May 15, 2020. We have entered into a rate cap agreement on our new variable rate debt and will record all fair value changes into interest expense on the condensed consolidated statement of operations.

On July 7, 2017, we issued $14.9 million of new mortgage debt with a term of 10.1 years and a 3.75% fixed rate to fund the acquisition which closed the same day.

On July 31, 2017, we issued $28.8 million of new mortgage debt with a term of 10 years and a fixed rate of 3.89% to fund the acquisition which closed the same day.

2017 Equity Activities

Common Stock ATM Program

In February 2016, we amended our common ATM program with Cantor Fitzgerald (the “Common Stock ATM Program”). The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald, to $160.0 million. All other terms of the Common Stock ATM program remained unchanged. During the six months ended June 30, 2017, we sold 0.9 million shares of common stock, raising $17.9 million in net proceeds under the Common Stock ATM Program. As of June 30, 2017, we had a remaining capacity to sell up to $114.3 million of common stock under the Common Stock ATM Program. Subsequent to June 30, 2017 and through July 31, 2017, we were active in our Common Stock ATM Program, raising $11.9 million in net proceeds from the sale of 0.6 million shares of common stock.

Preferred ATM Programs

Series A and B Preferred Stock: In February 2016, we entered into an open market sales agreement (the “Series A and B Preferred ATM Program”), with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during six months ended June 30, 2017. As of June 30, 2017, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Series D Preferred Stock: In June 2016, we entered into an open market sales agreement (the “Series D Preferred ATM Program”) , with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our 7.00% Series D Cumulative Redeemable Preferred (“Series D Preferred”), having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the six months ended June 30, 2017, we sold approximately 0.3 million shares of our Series D Preferred for net proceeds of $6.9 million. As of June 30, 2017, we had a remaining capacity to sell up to $26.7 million of Series D Preferred under the Series D Preferred ATM Program. Subsequent to June 30, 2017 and through July 31, 2017, we were active in our Series D Preferred ATM Program, raising net proceeds or $1.6 million from the sale of 0.06 million shares of Series D Preferred.

Common Stock Offering

On July 25, 2017, we completed an overnight offering of 1.2 million shares of our common stock, at an offering price of $20.52 per share. Net proceeds, after deducting offering expenses and underwriter discounts, were $22.7 million. The proceeds from this offering were used to acquire real estate, repay outstanding debt, and for other general corporate purposes.

On July 31, 2017, our overnight offering underwriters exercised their overallotment option, in which our underwriters agreed to purchase 0.2 million shares of our common stock at an offering price of $20.52 per share. Net proceeds, after deducting offering expenses and underwriter discounts, were $3.4 million. The proceeds from this overallotment were used to acquire real estate, repay outstanding debt, and for other general corporate purposes.

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

Diversity of Our Portfolio

Our Adviser seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the six months ended June 30, 2017, our largest tenant comprised only 5.4% of total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2017		2016		2017		2016
Industry Classification	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue
Telecommunications	$3,866	17.2%	$3,280	15.7%	$7,721	17.4%	$6,561	15.8%
Healthcare	3,793	16.9	3,438	16.5	7,127	16.0	6,786	16.3
Automobile	2,799	12.4	2,639	12.6	5,427	12.2	5,267	12.7
Diversified/Conglomerate Services	2,014	9.0	1,970	9.4	4,014	9.0	3,939	9.5
Information Technology	1,498	6.7	727	3.5	2,998	6.8	1,315	3.2
Diversified/Conglomerate Manufacturing	1,205	5.4	1,149	5.5	2,411	5.4	2,299	5.5
Electronics	1,082	4.8	1,082	5.2	2,165	4.9	2,165	5.2
Personal, Food & Miscellaneous Services	892	4.0	892	4.3	1,785	4.0	1,785	4.3
Chemicals, Plastics & Rubber	723	3.2	779	3.7	1,493	3.4	1,561	3.8
Personal & Non-Durable Consumer Products	664	2.9	656	3.1	1,329	3.0	1,313	3.2
Banking	612	2.7	612	2.9	1,225	2.8	1,225	2.9
Buildings and Real Estate	606	2.7	548	2.6	1,167	2.6	1,095	2.6
Machinery	560	2.5	679	3.3	1,120	2.5	1,362	3.3
Childcare	556	2.5	556	2.7	1,112	2.5	1,112	2.7
Beverage, Food & Tobacco	525	2.3	525	2.5	1,051	2.4	1,051	2.5
Containers, Packaging & Glass	430	1.9	672	3.2	949	2.1	1,337	3.2
Printing & Publishing	357	1.6	390	1.9	751	1.7	781	1.9
Education	164	0.7	164	0.8	328	0.7	328	0.8
Home & Office Furnishings	132	0.6	132	0.6	265	0.6	265	0.6
Total	$22,478	100.0%	$20,890	100.0%	$44,438	100.0%	$41,547	100.0%

The table below reflects the breakdown of total rental income by state for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

State	Rental Revenue for the three months ended June 30, 2017	% of Base Rent	Number of Leases for the three months ended June 30, 2017	Rental Revenue for the three months ended June 30, 2016	% of Base Rent	Number of Leases for the three months ended June 30, 2016
Texas	$3,782	16.8%	12	$3,722	17.8%	12
Ohio	2,754	12.3	13	2,429	11.6	16
Pennsylvania	2,275	10.1	8	1,678	8.0	6
North Carolina	1,502	6.7	8	1,441	6.9	8
Georgia	1,192	5.3	6	1,192	5.7	6
South Carolina	1,153	5.1	2	1,153	5.5	2
Florida	1,117	5.0	3	617	3.0	2
Michigan	1,082	4.8	4	1,074	5.1	4
Utah	946	4.2	2	727	3.5	2
Minnesota	928	4.1	6	845	4.0	4
All Other States	5,747	25.6	33	6,012	28.9	37
Total	$22,478	100.0%	97	$20,890	100.0%	99

State	Rental Revenue for the six months ended June 30, 2017	% of Base Rent	Number of Leases for the six months ended June 30, 2017	Rental Revenue for the six months ended June 30, 2016	% of Base Rent	Number of Leases for the six months ended June 30, 2016
Texas	$7,550	17.0%	12	$7,432	17.9%	12
Ohio	5,053	11.4	13	4,767	11.5	16
Pennsylvania	4,508	10.1	8	3,358	8.1	6
North Carolina	3,004	6.8	8	2,881	6.9	8
Georgia	2,384	5.4	6	2,384	5.7	6
South Carolina	2,306	5.2	2	2,306	5.6	2
Florida	2,235	5.0	3	1,234	3.0	2
Michigan	2,163	4.9	4	2,147	5.2	4
Utah	1,893	4.3	2	1,315	3.2	2
Minnesota	1,842	4.1	6	1,689	4.1	4
All Other States	11,500	25.8	33	12,034	28.8	37
Total	$44,438	100.0%	97	$41,547	100.0%	99

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

Advisory and Administration Agreements

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The services and fees under the Advisory Agreement and Administration Agreement are described below.

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

Base Management Fee

On July 24, 2015, we entered into a Second Amended and Restated Advisory Agreement with the Adviser, effective July 1, 2015. We subsequently entered into a Third Amended and Restated Advisory Agreement with the Adviser on July 12, 2016, effective July 1, 2016, and, as described below, a Fourth Amended and Restated Investment Advisory Agreement with the Adviser on January 10, 2017, effective October 1, 2016. Our entrance into each of the amended Advisory Agreements was approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. As such, during its July 2017 meeting, the Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2018.

As a result of the July 2015 amendment, the calculation of the annual base management fee equals 1.5% of our adjusted total stockholders’ equity, which is our total stockholders’ equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee). The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure. As a result of the July 2016 amendment, the definition of adjusted total stockholders’ equity in the calculation of the base management fee and the incentive fee (described below) includes total mezzanine equity. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources. Prior to the 2015 amendment, our Advisory Agreement provided for an annual base management fee equal to 2.0% of our common stockholders’ equity, which was our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses, or other items that did not affect realized net income (including impairment charges).

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

Capital Gain Fee

Under the Advisory Agreement, as amended in July 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2017 or 2016.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our 2016 Form 10-K. There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2017.

Results of Operations

The weighted average yield on our total portfolio, which was 8.6% as of both June 30, 2017 and 2016, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations, of each acquisition since inception as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2017 and 2016 is below (dollars in thousands, except per share amounts):

	For the three months ended June 30,
	2017	2016	$ Change	% Change
Operating revenues
Rental revenue	$22,478	$20,890	$1,588	7.6%
Tenant recovery revenue	389	357	32	9.0%
Total operating revenues	22,867	21,247	1,620	7.6%
Operating expenses
Depreciation and amortization	9,926	9,205	721	7.8%
Property operating expenses	1,505	1,434	71	5.0%
Base management fee	1,207	856	351	41.0%
Incentive fee	551	655	(104)	(15.9)%
Administration fee	340	370	(30)	(8.1)%
General and administrative	575	726	(151)	(20.8)%
Impairment charge	253	187	66	35.3%
Total operating expenses	14,357	13,433	924	6.9%
Other expense
Interest expense	(5,944)	(6,579)	635	(9.7)%
Distributions attributable to Series C mandatorily redeemable preferred stock	—	(686)	686	(100.0)%
Loss on sale of real estate	(1,914)	—	(1,914)	100.0%
Other income	9	334	(325)	(97.3)%
Total other expense, net	(7,849)	(6,931)	(918)	13.2%
Net income	661	883	(222)	(25.1)%
Distributions attributable to Series A, B and D preferred stock	(2,437)	(1,263)	(1,174)	93.0%
Distributions attributable to senior common stock	(249)	(251)	2	(0.8)%
Net loss attributable to common stockholders	$(2,025)	$(631)	$(1,394)	(220.9)%
Net loss attributable to common stockholders per weighted average share of common stock - basic and diluted	$(0.08)	$(0.03)	$(0.05)	(166.7)%
FFO available to common stockholders - basic (1)	$10,068	$8,761	$1,307	14.9%
FFO per weighted average share of common stock - basic (1)	$0.40	$0.39	$0.01	2.6%
FFO per weighted average share of common stock - diluted (1)	$0.40	$0.38	$0.02	5.3%

(1) Refer to the "Funds from Operations" below within the Management's Discussion and Analysis section for the definition of FFO.

	For the six months ended June 30,
	2017	2016	$ Change	% Change
Operating revenues
Rental revenue	$44,438	$41,547	$2,891	7.0%
Tenant recovery revenue	744	842	(98)	(11.6)%
Interest income from mortgage note receivable	—	385	(385)	(100.0)%
Total operating revenues	45,182	42,774	2,408	5.6%
Operating expenses
Depreciation and amortization	19,845	18,338	1,507	8.2%
Property operating expenses	2,884	3,045	(161)	(5.3)%
Base management fee	2,387	1,717	670	39.0%
Incentive fee	1,120	1,273	(153)	(12.0)%
Administration fee	700	775	(75)	(9.7)%
General and administrative	1,127	1,310	(183)	(14.0)%
Impairment charge	3,999	230	3,769	1,638.7%
Total operating expenses	32,062	26,688	5,374	20.1%
Other (expense) income
Interest expense	(12,103)	(13,310)	1,207	(9.1)%
Distributions attributable to Series C mandatorily redeemable preferred stock	—	(1,372)	1,372	(100.0)%
Gain on sale of real estate, net	3,992	—	3,992	100.0%
Other income	11	334	(323)	(96.7)%
Total other expense, net	(8,100)	(14,348)	6,248	(43.5)%
Net income	5,020	1,738	3,282	188.8%
Distributions attributable to Series A, B and D preferred stock	(4,810)	(2,290)	(2,520)	110.0%
Distributions attributable to senior common stock	(497)	(504)	7	(1.4)%
Net loss attributable to common stockholders	$(287)	$(1,056)	$769	(72.8)%
Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	(0.01)	(0.05)	$0.04	(80.0)%
FFO available to common stockholders - basic (1)	$19,565	$17,512	$2,053	11.7%
FFO per weighted average share of common stock - basic (1)	$0.78	$0.77	$0.01	1.3%
FFO per weighted average share of common stock - diluted (1)	$0.77	$0.77	$—	—%

(1) Refer to the "Funds from Operations" below within the Management's Discussion and Analysis section for the definition of FFO.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2016, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2015. Properties with vacancy are properties that were fully vacant or had greater than 5.0% vacancy, based on square footage, at any point subsequent to January 1, 2016. Expanded properties are properties in which an expansion was completed at any point subsequent to December 31, 2015.

Operating Revenues

	For the three months ended June 30,
	(Dollars in Thousands)
Rental Revenues	2017	2016	$ Change	% Change
Same Store Properties	$18,749	$18,819	$(70)	(0.4)%
Acquired & Disposed Properties	2,260	971	1,289	132.7%
Properties with Vacancy	1,018	807	211	26.1%
Expanded Properties	451	293	158	53.9%
	$22,478	$20,890	$1,588	7.6%

	For the six months ended June 30,
	(Dollars in Thousands)
Rental Revenues	2017	2016	$ Change	% Change
Same Store Properties	$37,499	$37,545	$(46)	(0.1)%
Acquired & Disposed Properties	4,148	1,806	2,342	129.7%
Properties with Vacancy	2,047	1,609	438	27.2%
Expanded Properties	744	587	157	26.7%
	$44,438	$41,547	$2,891	7.0%

Rental revenue from same store properties decreased slightly for the three and six months ended June 30, 2017, primarily due to decreases in rental charges related to lease activity subsequent to June 30, 2016, partially offset by additional rental income received from leases subject to consumer price index increases. Rental revenue increased significantly for acquired and disposed of properties for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, because we acquired four properties during and subsequent to June 30, 2016, coupled with earning a $0.6 million lease termination fee upon terminating a lease obligation with a tenant that ultimately purchased the property they were leasing, offset by a loss of rental revenues from the seven properties we sold during and subsequent to the three and six months ended June 30, 2016. Rental revenue increased for our properties with vacancy for the three and six months ended June 30, 2017 because we leased approximately 110,000 square feet of vacant space in properties with partial vacancies during the three and six months ended June 30, 2016. Rental revenue increased for our expanded properties because we completed an expansion project during the three and six months ended June 30, 2017 and, therefore, we were able to charge additional rent for such property.

	For the three months ended June 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2017	2016	$ Change	% Change
Same Store Properties	$285	$349	$(64)	(18.3)%
Acquired & Disposed Properties	76	2	74	3,700.0%
Properties with Vacancy	25	4	21	525.0%
Expanded Properties	3	2	1	50.0%
	$389	$357	$32	9.0%

	For the six months ended June 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2017	2016	$ Change	% Change
Same Store Properties	$626	$779	$(153)	(19.6)%
Acquired & Disposed Properties	79	48	31	64.6%
Properties with Vacancy	34	10	24	240.0%
Expanded Properties	5	5	—	—%
	$744	$842	$(98)	(11.6)%

The decrease in same store tenant recovery revenues for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, is a result of decreased recoveries from leases with base year expense stops at certain of our properties, as these properties had lower property operating expenses during the three and six months ended June 30, 2017. The increase in tenant recovery revenues on acquired and disposed of properties for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, is due to an increase in recoveries from properties acquired subsequent to June 30, 2016.

Interest income from mortgage notes receivable decreased for the three and six months ended June 30, 2017, as compared to the six months ended June 30, 2016, because the previously outstanding mortgage note was repaid in full in January 2016, and we have not issued any new mortgage notes receivable subsequent to June 30, 2016. No interest income from mortgage notes receivable was recognized during the three months ended June 30, 2016.

Operating Expenses

Depreciation and amortization increased for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, due to depreciation on capital projects completed subsequent to June 30, 2016, depreciation on the three properties acquired subsequent to June 30, 2016, and amortization on leasing commissions for renewed leases with 2016 and 2017 expirations.

	For the three months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2017	2016	$ Change	% Change
Same Store Properties	$1,239	$1,197	$42	3.5%
Acquired & Disposed Properties	137	96	41	42.7%
Properties with Vacancy	121	137	(16)	(11.7)%
Expanded Properties	8	4	4	100.0%
	$1,505	$1,434	$71	5.0%

	For the six months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2017	2016	$ Change	% Change
Same Store Properties	$2,372	$2,478	$(106)	(4.3)%
Acquired & Disposed Properties	227	225	2	0.9%
Properties with Vacancy	273	339	(66)	(19.5)%
Expanded Properties	12	3	9	300.0%
	$2,884	$3,045	$(161)	(5.3)%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, is a result of an increase in landlord obligated property expenses on our triple net leased properties, offset by a decrease in property operating expenses on our properties with base year expense stop leases. The decrease in property operating expenses for same store properties for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 is a result of a decrease in property operating expenses on our properties with base year expense stop leases, offset by an increase in landlord obligated property expenses on our triple net leased properties. The decrease in property operating expenses for acquired and disposed of properties for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, is primarily a result of reduced property operating expenses from properties sold subsequent to June 30, 2016. The decrease in property operating expenses for properties with vacancy during the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, is due to executing triple net leases for vacant space for two properties which had partial vacancy during the three and six months ended June 30, 2017.

The base management fee paid to the Adviser increased for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, because of the increase in total adjusted stockholders’ equity in the past 12 months. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser decreased for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, because the hurdle rate increased faster than pre-incentive fee FFO, resulting in a lower incentive fee. The increase in the hurdle rate is a result of an increase in total adjusted stockholders’ equity, due to the common and preferred shares issued subsequent to June 30, 2016. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, due to using a lower share of our administrator’s resources during the three and six months ended June 30, 2017.

General and administrative expenses decreased for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily as a result of a decrease in professional fees and shareholder related expenses, partially offset by an increase in subscription and membership fees.

The impairment charge for the three months ended June 30, 2017 resulted from additional impairment recorded on our Newburyport, Massachusetts property, which is currently under contract to sell and the associated held for sale assets and liabilities of this property are recorded separately on the condensed consolidated balance sheet. This asset was impaired to fair market value less estimated selling costs. The impairment charge for the six months ended June 30, 2017 resulted from impairment recorded on our Concord Township, Ohio and Newburyport, Massachusetts properties in the first quarter of 2017, as we determined the carrying value of these properties was unrecoverable through our quarterly impairment testing. The Concord Township, Ohio property was sold during the quarter ended June 30, 2017 for an additional loss of $1.8 million. During the second quarter of 2017, we became aware of a decline in the tenant's financial results. The tenant expressed interest in acquiring our property as part of their corporate reorganization. Due to the re-tenanting risk of the property if it were to go vacant and as the location was in a non-core market, we executed a sale with this tenant. The Newburyport, Massachusetts property is under contract to sell and we anticipate the sale closing in August 2017. The impairment loss for the three and six months ended June 30, 2016 was from the impairment recorded in connection with three properties which were sold subsequent to June 30, 2016.

Other Income and Expenses

Interest expense decreased for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016. This decrease was primarily a result of our refinancing mortgages at lower interest rates and de-leveraging activity, whereby we repaid mortgages notes payable upon maturity using equity and funds from our Revolver, offset by new mortgage debt on properties acquired subsequent to June 30, 2016. Our outstanding mortgage notes payable, net decreased from $441.6 million at June 30, 2016, to $422.4 million at June 30, 2017, while our weighted average interest rate on mortgage notes payable decreased from 4.77% at June 30, 2016, to 4.65% at June 30, 2017, resulting in interest savings over comparable periods.

Distributions attributable to our 7.125% Series C Cumulative Term Preferred Stock (“Term Preferred Stock”), par value $0.001 per share, decreased for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, because we redeemed all outstanding shares of our Term Preferred Stock during the year ended December 31, 2016.

Gain (loss) on sale of real estate, net for the three and six months ended June 30, 2017 is attributable to our non-core industrial assets sold during the three and six months ended June 30, 2017. We did not sell any assets during the three and six months ended June 30, 2016.

Net Income (Loss) Available (Attributable) to Common Stockholders

Net loss attributable to common stockholders increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily because of the loss on sale of real estate, net, coupled with increased base management fees and depreciation and amortization expense, partially offset by increased rental revenues and decreased interest expense. Net loss attributable to common stockholders decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily because of the gain on sale of real estate, net, coupled with decreased interest expense and increased rental revenues, partially offset by an increase in the base management fee, impairment charges, and depreciation and amortization expense.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of June 30, 2017, was $41.1 million, consisting of $5.0 million in cash and cash equivalents and an available borrowing capacity of $36.1 million under our Revolver. Our available borrowing capacity under the Revolver has increased to $41.4 million as of July 31, 2017.

Future Capital Needs

We actively seek conservative investments that are likely to produce income to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial and office real property, make mortgage loans, or pay down outstanding borrowings under our Revolver. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, refinancing maturing debt and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

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

Equity Capital

During the six months ended June 30, 2017, we raised net proceeds of (i) $17.9 million of common equity under our Common Stock ATM Program with Cantor Fitzgerald at a gross weighted average share price of $21.27, and (ii) $6.9 million under our Series D Preferred ATM Program. We used these proceeds to pay down outstanding debt and for other general corporate purposes. We did not sell any shares of our Series A Preferred or Series B Preferred pursuant to our Series A and B Preferred ATM Program during six months ended June 30, 2017.

Subsequent to June 30, 2017 through July 31, 2017, we raised net proceeds of (i) $11.9 million of common equity under our Common Stock ATM Program with Cantor Fitzgerald at a gross weighted average share price of $21.61, and (ii) $1.6 million under our Series D Preferred ATM Program. We used these proceeds for property acquisitions, and to pay down outstanding debt. We did not sell any shares of our Series A Preferred or Series B Preferred pursuant to our Series A and B Preferred ATM Program subsequent to June 30, 2017 through July 31, 2017.

On July 25, 2017, we completed an overnight offering of 1.2 million shares of our common stock, at an offering price of $20.52 per share. Net proceeds, after deducting offering expenses and underwriter discounts, were $22.7 million. The proceeds from this offering were used to acquire real estate, repay outstanding debt, and for other general corporate purposes.

On July 31, 2017, our overnight offering underwriters exercised their overallotment option, in which our underwriters agreed to purchase 0.2 million shares of our common stock at an offering price of $20.52 per share. Net proceeds, after deducting offering expenses and underwriter discounts, were $3.4 million. The proceeds from this overallotment were used to acquire real estate, repay outstanding debt, and for other general corporate purposes.

As of July 31, 2017, we have the ability to raise up to $316.5 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-208953), or the Universal Shelf, in one or more future public offerings. Of the $316.5 million of available capacity under our Universal Shelf, approximately $102.2 million of common stock is reserved for additional sales under our Common Stock ATM Program, approximately $37.2 million of preferred stock is reserved for additional sales under our Series A and B Preferred ATM Program, and approximately $25.1 million is reserved for additional sales under our Series D Preferred ATM Program as of July 31, 2017. We expect to continue to use our ATM programs as a source of liquidity for 2017.

Debt Capital

As of June 30, 2017, we had mortgage notes payable in the aggregate principal amount of $427.5 million, collateralized by a total of 66 properties with a remaining weighted average maturity of 6.5 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2017 was 4.65%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $26.8 million payable during the remainder of 2017 and $47.1 million payable during 2018. The 2017 principal amounts payable include both amortizing principal payments and two balloon principal payments due in November and December of 2017. We anticipate being able to refinance our mortgages that come due during 2017 and 2018 with a combination of new mortgage debt and the issuance of additional equity securities. We have reduced our total mortgage notes payable by $18.8 million over the past 12 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Revolver, offset by new mortgage debt on property acquisitions subsequent to June 30, 2016. In addition, we have raised substantial equity under our ATM programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2017, was $21.4 million, as compared to net cash provided by operating activities of $17.8 million for the six months ended June 30, 2016. This increase was primarily a result of an increase in rental receipts from acquisitions completed subsequent to June 30, 2016, a decrease in interest expense from refinanced and repaid mortgages during the previous 12 months, and a decrease in net property operating expenses. These increases are partially offset by an increase in the base management fee, and a reduction in income earned due to the repayment of a mortgage interest receivable held through January 2016. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Revolver and Term Loan, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2017, was $14.9 million, which primarily consisted of proceeds from the sale of three properties, coupled with recovering funds held in escrow from our lender for the mortgages we repaid, partially offset by capital improvements performed at certain of our properties, and our one property acquisition. Net cash used in investing activities during the six months ended June 30, 2016, was $11.3 million, which primarily consisted of one property acquisition coupled with capital improvements performed at certain of our properties, offset by the collection of a $5.9 million mortgage note receivable.

During 2017, we have been executing our capital recycling program, whereby we opportunistically sell properties outside of our core markets, and use proceeds to repay outstanding debt, and fund mission critical property acquisitions located in our target secondary growth markets. During the six months ended June 30, 2017, we sold three non-core properties and applied the proceeds towards outstanding debt. We will continue to sell non-core properties as reasonable disposition opportunities are available.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2017, was $35.9 million, which primarily consisted of the repayment of $40.6 million of mortgage principal, coupled with distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of new mortgage debt, coupled with proceeds from issuance of equity. Net cash used in financing activities for the six months ended June 30, 2016, was $7.7 million, which primarily consisted of the repayment of $52.0 million of mortgage principal, coupled with distributions paid to common, senior common and preferred shareholders, partially offset by $37.9 million of new mortgage debt.

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

As of June 30, 2017, there was $62.8 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.46% and $1.0 million outstanding under letters of credit at a weighted average interest rate of 2.25%. As of July 31, 2017, the maximum additional amount we could draw under the Revolver and Term Loan was $41.4 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2017.

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$490,290	$32,244	$136,632	$88,054	$233,360
Interest on Debt Obligations (2)	99,720	22,382	31,288	26,008	20,042
Operating Lease Obligations (3)	6,575	469	926	783	4,397
Purchase Obligations (4)	927	927	—	—	—
	$597,512	$56,022	$168,846	$114,845	$257,799

(1)
Debt obligations represent borrowings under our Revolver, which represents $37.8 million of the debt obligation due in 2018, our Term Loan, which represents $25.0 million of the debt obligation due in 2020, and mortgage notes payable that were outstanding as of June 30, 2017. This figure does not include $0.2 million of premiums and (discounts), net and $5.3 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, net and borrowings under Term Loan, net on the condensed consolidated balance sheet.

(2)
Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of June 30, 2017.

(3)	Operating lease obligations represent the ground lease payments due on our four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at four of our properties. These items were recognized on our balance sheet as of June 30, 2017.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2017.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2017 and 2016, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2017	2016	2017	2016
Calculation of basic FFO per share of common stock
Net income	$661	$883	$5,020	$1,738
Less: Distributions attributable to preferred and senior common stock	(2,686)	(1,514)	(5,307)	(2,794)
Net income (loss) attributable to common stockholders	$(2,025)	$(631)	$(287)	$(1,056)
Adjustments:
Add: Real estate depreciation and amortization	9,926	9,205	19,845	18,338
Add: Impairment charge	253	187	3,999	230
Add: Loss on sale of real estate, net	1,914	—	—	—
Less: Gain on sale of real estate, net	—	—	(3,992)	—
FFO available to common stockholders - basic	$10,068	$8,761	$19,565	$17,512
Weighted average common shares outstanding - basic	25,276,824	22,684,391	25,121,239	22,614,838
Basic FFO per weighted average share of common stock	$0.40	$0.39	$0.78	$0.77
Calculation of diluted FFO per share of common stock
Net income	$661	$883	$5,020	$1,738
Less: Distributions attributable to preferred and senior common stock	(2,686)	(1,514)	(5,307)	(2,794)
Net income (loss) attributable to common stockholders	$(2,025)	$(631)	$(287)	$(1,056)
Adjustments:
Add: Real estate depreciation and amortization	9,926	9,205	19,845	18,338
Add: Impairment charge	253	187	3,999	230
Add: Income impact of assumed conversion of senior common stock	249	251	497	504
Add: Loss on sale of real estate, net	1,914	—	—	—
Less: Gain on sale of real estate, net	—	—	(3,992)	—
FFO available to common stockholders plus assumed conversions	$10,317	$9,012	$20,062	$18,016
Weighted average common shares outstanding - basic	25,276,824	22,684,391	25,121,239	22,614,838
Effect of convertible senior common stock	783,236	800,116	783,236	800,116
Weighted average common shares outstanding - diluted	26,060,060	23,484,507	25,904,475	23,414,954
Diluted FFO per weighted average share of common stock	$0.40	$0.38	$0.77	$0.77
Distributions declared per share of common stock	$0.375	$0.375	$0.750	$0.750

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have assumed an interest rate swap whereby we pay a fixed rate of 1.80% to our counterparty, and receive one month LIBOR in return. For details regarding our rate cap agreements see Note 7 – Mortgage Notes Payable and Credit Facility of the accompanying condensed consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the six months ended June 30, 2017, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of June 30, 2017. As of June 30, 2017, our effective average LIBOR was 1.23%; thus, a 1%, 2% or 3% decrease could not occur (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$1,340	$(1,340)
2% Increase to LIBOR	2,411	(2,411)
3% Increase to LIBOR	2,680	(2,680)

As of June 30, 2017, the fair value of our mortgage debt outstanding was $428.2 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2017, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $17.3 million and $18.6 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2017.

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

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

12	Statements re: computation of ratios (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Estimated Value Methodology for Senior Common Stock at June 30, 2017 (filed herewith)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	July 31, 2017	By:	/s/ Mike Sodo
Mike Sodo
Chief Financial Officer

Date:	July 31, 2017	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors