Form 10-Q
period 2017-09-30
GLADSTONE COMMERCIAL CORP
filed 2017-10-31
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of October 31, 2017 was 27,705,664.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2017

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Real estate, at cost	$880,614	$821,749
Less: accumulated depreciation	146,229	131,661
Total real estate, net	734,385	690,088
Lease intangibles, net	115,210	105,553
Real estate and related assets held for sale, net	—	9,562
Cash and cash equivalents	4,287	4,658
Restricted cash	3,533	3,030
Funds held in escrow	12,312	6,806
Deferred rent receivable, net	31,030	29,725
Other assets	4,094	2,320
TOTAL ASSETS	$904,851	$851,742
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$450,032	$445,278
Borrowings under Revolver, net	43,933	39,225
Borrowings under Term Loan, net	24,912	24,892
Deferred rent liability, net	15,554	12,647
Asset retirement obligation	3,136	3,406
Accounts payable and accrued expenses	8,221	5,891
Liabilities related to assets held for sale, net	—	1,041
Due to Adviser and Administrator (1)	2,250	2,075
Other liabilities	7,803	6,667
TOTAL LIABILITIES	$555,841	$541,122
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 6,000,000 shares authorized; and 3,364,900 and 2,917,458 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (3)	$81,978	$70,743
TOTAL MEZZANINE EQUITY	$81,978	$70,743
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 5,350,000 shares authorized and 2,264,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$2	$2
Senior common stock, par value $0.001 per share; 4,450,000 shares authorized; and 928,192 and 959,552 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Common stock, par value $0.001 per share, 34,200,000 and 34,040,000 shares authorized and 27,694,624 and 24,882,758 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	28	25
Additional paid in capital	520,143	463,436
Accumulated other comprehensive income	172	—
Distributions in excess of accumulated earnings	(253,314)	(223,587)
TOTAL STOCKHOLDERS' EQUITY	267,032	239,877
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$904,851	$851,742

(1)	Refer to Note 2 "Related-Party Transactions"

(2)	Refer to Note 9 “Commitments and Contingencies”

(3)	Refer to Note 10 “Stockholders' and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Operating revenues
Rental revenue	$23,815	$21,205	$68,253	$62,752
Tenant recovery revenue	550	384	1,294	1,226
Interest income from mortgage note receivable	—	—	—	385
Total operating revenues	24,365	21,589	69,547	64,363
Operating expenses
Depreciation and amortization	10,829	9,459	30,673	27,796
Property operating expenses	2,178	1,410	5,062	4,455
Base management fee (1)	1,277	1,072	3,665	2,789
Incentive fee (1)	640	564	1,760	1,837
Administration fee (1)	293	311	993	1,086
General and administrative	650	570	1,776	1,882
Impairment charge	—	1,786	3,999	2,016
Total operating expenses	15,867	15,172	47,928	41,861
Other (expense) income
Interest expense	(6,119)	(6,338)	(18,223)	(19,648)
Distributions attributable to Series C mandatorily redeemable preferred stock	—	(131)	—	(1,502)
Gain (loss) on sale of real estate, net	1	(24)	3,993	(24)
Other income	3	3	14	337
Total other expense, net	(6,115)	(6,490)	(14,216)	(20,837)
Net income (loss)	2,383	(73)	7,403	1,665
Distributions attributable to Series A, B and D preferred stock	(2,520)	(2,002)	(7,330)	(4,292)
Distributions attributable to senior common stock	(247)	(254)	(744)	(758)
Net loss attributable to common stockholders	$(384)	$(2,329)	$(671)	$(3,385)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.01)	$(0.10)	$(0.03)	$(0.15)
Weighted average shares of common stock outstanding
Basic and Diluted	27,234,569	23,509,054	25,833,423	22,915,086
Distributions declared per common share	$0.375	$0.375	$1.125	$1.125
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.79	$0.79
Weighted average shares of senior common stock outstanding - basic	932,636	959,552	947,238	961,041
Other comprehensive income
Change in unrealized (loss) gain related to interest rate swap	$(7)	$—	$172	$—
Other comprehensive income	(7)	—	172	—
Net income (loss)	2,383	(73)	7,403	1,665
Comprehensive income (loss)	$2,376	$(73)	$7,575	$1,665

(1)	Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$7,403	$1,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,673	27,796
Impairment charge	3,999	2,016
(Gain) loss on sale of real estate, net	(3,993)	24
Amortization of deferred financing costs	1,248	1,537
Amortization of deferred rent asset and liability, net	(633)	(363)
Amortization of discount and premium on assumed debt	(80)	(145)
Gain on interest rate swap	172	—
Asset retirement obligation expense	96	114
Operating changes in assets and liabilities
(Increase) decrease in other assets	(1,732)	288
Increase in deferred rent receivable	(2,437)	(2,780)
(Decrease) increase in accounts payable, accrued expenses, and amount due Adviser and Administrator	(239)	240
Increase in other liabilities	634	51
Tenant inducement payments	(122)	—
Leasing commissions paid	(192)	(628)
Net cash provided by operating activities	34,797	29,815
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	(83,242)	(40,900)
Improvements of existing real estate	(8,233)	(3,793)
Proceeds from sale of real estate	29,499	3,022
Collection of mortgage note receivable	—	5,900
Receipts from lenders for funds held in escrow	3,712	2,747
Payments to lenders for funds held in escrow	(5,252)	(2,385)
Receipts from tenants for reserves	1,450	2,678
Payments to tenants from reserves	(783)	(2,219)
(Increase) decrease in restricted cash	(503)	203
Deposits on future acquisitions	(1,650)	(1,750)
Deposits applied against acquisition of real estate investments	1,650	1,250
Net cash used in investing activities	(63,352)	(35,247)
Cash flows from financing activities:
Proceeds from issuance of equity	69,891	90,999
Offering costs paid	(1,922)	(2,367)
Retirement of senior common stock	(24)	(178)
Redemption of Series C mandatorily redeemable preferred stock	—	(38,500)
Borrowings under mortgage notes payable	51,208	56,005
Payments for deferred financing costs	(992)	(1,024)
Principal repayments on mortgage notes payable	(57,182)	(67,119)
Borrowings from revolving credit facility	89,800	132,500
Repayments on revolving credit facility	(85,300)	(130,500)
(Decrease) increase in security deposits	(165)	73
Distributions paid for common, senior common and preferred stock	(37,130)	(30,862)
Net cash provided by financing activities	28,184	9,027
Net (decrease) increase in cash and cash equivalents	$(371)	$3,595
Cash and cash equivalents, beginning of period	$4,658	$5,152
Cash and cash equivalents, end of period	$4,287	$8,747
NON-CASH INVESTING AND FINANCING INFORMATION
Tenant funded fixed asset improvements	$2,201	$2,570
Assumed mortgage in connection with acquisition	$11,179	$—
Assumed interest rate swap fair market value	$42	$—
Assumed tenant improvement allowance in connection with acquisition	$3,966	$—
Capital improvements included in accounts payable and accrued expenses	$2,053	$2,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation is a real estate investment trust (“REIT”) that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and commercial mortgage loans; however, we do not have any mortgage loans currently outstanding. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation ("Adviser"), and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company ("Administrator"), each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership, or the Operating Partnership.

All further references herein to “we,” “our,” and “us” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission on February 15, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Critical Accounting Policies

In preparation of our financial statements in accordance with GAAP, we apply certain critical accounting policies which require management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of our accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2017.

Reclassifications

Certain items on condensed consolidated statement of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2016 have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously-reported equity, net loss attributable to common stockholders, or net change in cash and cash equivalents.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We expect the new revenue standard will apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (examples include common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. Revenue from these non-lease components, which were previously recognized on a straight-line basis under current lease guidance, would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over the lease term would not differ under the new guidance, the revenue recognition pattern could be different. We are in the process of evaluating the significance of the difference in the revenue recognition pattern that would result from this change, and adjustments in revenue recognition attributable to non-lease components will take effect in tandem with the new leasing standard described below, which is effective January 1, 2019. We will adopt this guidance for our annual and interim periods beginning January 1, 2018 and expect to use the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application.

In February 2016, the FASB issued ASU 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to minimally impact our consolidated financial statements as we currently have four operating ground lease arrangements with terms greater than one year for which we are the lessee, and we don't expect the purchase of properties with ground leases to be crucial to our acquisition strategy. We also expect our general and administrative expense to increase as the new standard requires us to expense indirect leasing costs that were previously capitalized to leasing commissions. ASC 2016-02 supersedes the previous leases standard, ASC 840 "Leases." The standard is effective on January 1, 2019, with early adoption permitted and we expect to use the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging issues Task Force)," which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The areas addressed in the new guidance relate to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions and separately identifiable cash flows and application of the predominance principle. The guidance is effective for us beginning January 1, 2018 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents. Under the new guidance, amounts described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of periods total amounts shown on the statement of cash flows. The guidance is effective for us beginning January 1, 2018, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). The new standard simplifies the application of hedge accounting and better aligns financial reporting for hedging activities with companies' economic objectives in undertaking those activities. Under the new guidance, all changes in the fair value of highly effective cash flow hedges will be recorded in other comprehensive income instead of income. The new guidance also eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The guidance is effective beginning January 1, 2019, with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is an executive managing director of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time, or the Advisory Agreement, and an administration agreement with our Administrator, or the Administration Agreement. The services and fees under the Advisory Agreement and Administration Agreement are described below. As of September 30, 2017 and December 31, 2016, $2.3 million and $2.1 million, respectively, were collectively due to our Adviser and Administrator.

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

For the three and nine months ended September 30, 2017, we recorded a base management fee of $1.3 million and $3.7 million, respectively. For the three and nine months ended September 30, 2016, we recorded a base management fee of $1.1 million and $2.8 million, respectively.

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

For the three and nine months ended September 30, 2017, we recorded an incentive fee of $0.6 million and $1.8 million, respectively. For the three and nine months ended September 30, 2016, we recorded an incentive fee of $0.6 million and $1.8 million, respectively. The Adviser did not waive any portion of the incentive fee for the three and nine months ended September 30, 2017 or 2016. Waivers are unconditional and cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, as amended in July 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2017 or 2016.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator's employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the three and nine months ended September 30, 2017, we recorded an administration fee of $0.3 million and $1.0 million, respectively, and for the three and nine months ended September 30, 2016, we recorded an administration fee of $0.3 million and $1.1 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million and $0.2 million during the three and nine months ended September 30, 2017, respectively, which are included in mortgage notes payable, net, in the consolidated balance sheets, or 0.25% and 0.27%, respectively, of mortgage principal secured. We paid financing fees to Gladstone Securities of $0.1 million and $0.2 million during the three and nine months ended September 30, 2016, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.28% and 0.36%, respectively, of mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2018, at its July 2017 meeting.

3. Loss per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the three and nine months ended September 30, 2017 and 2016. We computed basic loss per share for the three and nine months ended September 30, 2017 and 2016 using the weighted average number of shares outstanding during the periods. Diluted loss per share for the three and nine months ended September 30, 2017 and 2016, reflects additional shares of common stock, related to our convertible Senior Common Stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(384)	$(2,329)	$(671)	$(3,385)
Denominator for basic weighted average shares of common stock	27,234,569	23,509,054	25,833,423	22,915,086
Basic loss per share of common stock	$(0.01)	$(0.10)	$(0.03)	$(0.15)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(384)	$(2,329)	$(671)	$(3,385)
Add: income impact of assumed conversion of senior common stock (1)	—	—	—	—
Net loss attributable to common stockholders plus assumed conversions (1)	$(384)	$(2,329)	$(671)	$(3,385)
Denominator for basic weighted average shares of common stock	27,234,569	23,509,054	25,833,423	22,915,086
Effect of convertible Senior Common Stock (1)	—	—	—	—
Denominator for diluted weighted average shares of common stock (1)	27,234,569	23,509,054	25,833,423	22,915,086
Diluted loss per share of common stock	$(0.01)	$(0.10)	$(0.03)	$(0.15)

(1)
We excluded shares of Senior Common Stock that are convertible into shares of our common stock in the amount of 773,553 and 800,116 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2017 and 2016, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of September 30, 2017 and December 31, 2016 excluding real estate held for sale as of December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Real estate:
Land	$117,441	$104,719
Building and improvements	703,644	662,661
Tenant improvements	59,529	54,369
Accumulated depreciation	(146,229)	(131,661)
Real estate, net	$734,385	$690,088

Real estate depreciation expense on building and tenant improvements was $6.9 million and $19.8 million for the three and nine months ended September 30, 2017, respectively, and $6.1 million and $17.9 million for the three and nine months ended September 30, 2016, respectively.

Acquisitions

Acquisitions during the nine months ended September 30, 2016 were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) 805 “Business Combinations” (“ASC 805”), as there was a prior leasing history on the property. The fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred. Commencing in the fourth quarter of 2016, we early adopted Accounting Standards Update (“ASU”) 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which narrows the scope of transactions that would be accounted under ASC 805. Under ASU 2017-01, if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the grouping is not a business, and rather an asset acquisition. Beginning in the fourth quarter 2016, acquisitions have been deemed an asset acquisition when evaluated under the new guidance, and all acquisition-related costs have been capitalized.

We acquired five properties during the nine months ended September 30, 2017, and two properties during the nine months ended September 30, 2016, which are summarized below (dollars in thousands):

Nine Months Ended		Square Footage	Lease Term	Purchase Price	Acquisition Expenses		Annualized GAAP Rent	Debt Issued or Assumed
September 30, 2017	(1)	666,451	10.7 Years	$94,421	$1,171	(3)	$10,776	$54,887	(4)
September 30, 2016	(2)	226,286	7.8 Years	$40,900	$179		$3,367	$24,000

(1)
On June 22, 2017, we acquired a 60,016 square foot property in Conshohocken, Pennsylvania for $15.7 million. We assumed $11.2 million of mortgage debt in connection with this acquisition. The annualized GAAP rent on the 8.5 year lease is $1.7 million. On July 7, 2017, we acquired a 300,000 square foot property in Philadelphia, Pennsylvania for $27.1 million. We issued $14.9 million of mortgage debt with a fixed interest rate of 3.75% in connection with this acquisition. The annualized GAAP rent on the 15.4 year lease is $2.3 million. On July 31, 2017, we acquired a 306,435 square foot three property portfolio located in Maitland, Florida for $51.6 million. We issued $28.8 million of mortgage debt with a fixed interest rate of 3.89% in connection with this acquisition. This portfolio has a weighted average lease term of 8.6 years, and annualized GAAP rent of $6.8 million.

(2)
On May 26, 2016, we acquired a 107,062 square foot property in Salt Lake City, Utah for $17.0 million. We borrowed $9.9 million to fund the acquisition. The annualized GAAP rent on the 6.0 year lease is $1.4 million. On September 12, 2016, we acquired a 119,224 square foot property in Fort Lauderdale, Florida for $23.9 million. We borrowed $14.1 million to fund the acquisition. The annualized GAAP rent on the 9.0 year lease is $2.0 million.

(3)
We early adopted ASU 2017-01. As a result, we treated our acquisitions during the nine months ended September 30, 2017 as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $1.2 million of acquisition costs that would otherwise have been expensed under business combination treatment.

(4)
We assumed an interest rate swap in connection with $11.2 million of assumed debt on our Conshohocken, Pennsylvania acquisition, in which we will pay our counterparty a fixed interest rate of 1.80%, and receive a variable interest rate of one month LIBOR from our counterparty. Our interest expense exposure is fixed at 3.55%. The interest rate swap had a fair value of $0.04 million upon the date of assumption, and subsequently increased in value to $0.2 million at September 30, 2017. We have elected to treat this interest rate swap as a cash flow hedge, and all changes in fair market value will be recorded to accumulated other comprehensive income on the condensed consolidated balance sheets.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the nine months ended September 30, 2017 and 2016 as follows (dollars in thousands):

Business Combinations
	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Acquired assets and liabilities	Purchase price	Purchase price
Land	$—	$7,125
Building and improvements	—	22,934
Tenant Improvements	—	3,240
In-place Leases	—	3,355
Leasing Costs	—	1,437
Customer Relationships	—	3,090
Above Market Leases	—	—
Below Market Leases	—	(281)
Total Purchase Price	$—	$40,900

Asset Acquisitions
	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Acquired assets and liabilities	Purchase price	Purchase price
Land	$15,137	$—
Building	51,186	—
Tenant Improvements	6,060	—
In-place Leases	9,516	—
Leasing Costs	5,083	—
Customer Relationships	6,851	—
Above Market Leases	1,916	—
Below Market Leases	(1,769)	—
Discount on Assumed Debt	399	—
Fair Value of Interest Rate Swap Assumed	42	—
Total Purchase Price	$94,421	$—

Total Purchase Price on all Acquisitions	$94,421	$40,900

Below is a summary of the total revenue and loss recognized on the two acquisitions treated as business combinations completed during the nine months ended September 30, 2016 (dollars in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2016	2016
Rental Revenue	$464	$603
(Loss)	(82)	(203)

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the business combinations completed in 2016, were completed as of January 1, 2015. The pro-forma earnings for the three and nine months ended September 30, 2016 were adjusted to assume that the acquisition-related costs were incurred as of the beginning of the comparative period (dollars in thousands, except per share amounts):

	For the three months ended September 30,	For the nine months ended September 30,
	2016 (1)
	(unaudited)
Operating Data:
Total operating revenue	$22,012	$66,406
Total operating expenses	(15,205)	(42,968)
Other expenses, net	(6,612)	(21,453)
Net income	195	1,985
Dividends attributable to preferred and senior common stock	(2,256)	(5,050)
Net loss attributable to common stockholders	$(2,061)	$(3,065)
Share and Per Share Data:
Basic and diluted loss per share of common stock - pro forma	$(0.09)	$(0.13)
Basic and diluted loss per share of common stock - actual	$(0.10)	$(0.15)
Weighted average shares outstanding-basic and diluted	23,509,054	22,915,086

(1)
Pro-forma results for the three and nine months ended September 30, 2017 are identical to actual results on the condensed consolidated statement of operations and other comprehensive income (loss) because we did not complete an acquisition that was accounted for as a business combination during the three and nine months ended September 30, 2017, pursuant to our early adoption of ASU 2017-01.

Significant Real Estate Activity on Existing Assets

During the nine months ended September 30, 2017 and 2016, we executed six and seven lease extensions and/or modifications, or new leases, respectively, which are aggregated below (dollars in thousands):

Nine Months Ended	Aggregate Square Footage	Weighted Average Lease Term		Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
September 30, 2017	577,471	8.9 years	(1)	4,062	1,181	475
September 30, 2016	460,017	2.8 years	(2)	1,475	333	221

(1)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. These leases have terms ranging from 1.0 year to 11.3 years.

(2)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. These leases have terms ranging from 1.0 year to 7.3 years.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of September 30, 2017 and December 31, 2016, excluding real estate held for sale as of December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$78,975	$(32,140)	$71,482	$(28,182)
Leasing costs	53,706	(21,889)	48,000	(18,599)
Customer relationships	55,847	(19,289)	50,252	(17,400)
	$188,528	$(73,318)	$169,734	$(64,181)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$12,517	$(7,726)	$10,479	$(7,296)
Below market leases and deferred revenue	(25,576)	10,022	(21,606)	8,959
	$(13,059)	$2,296	$(11,127)	$1,663

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.9 million and $10.9 million for the three and nine months ended September 30, 2017, respectively, and $3.4 million and $9.9 million for the three and nine months ended September 30, 2016, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and other comprehensive income (loss).

Total amortization related to above-market lease values was $0.2 million and $0.4 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, and is included in rental revenue in the condensed consolidated statements of operations and other comprehensive income (loss). Total amortization related to below-market lease values was $0.4 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, and is included in rental revenue in the condensed consolidated statements of operations and other comprehensive income (loss).

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the nine months ended September 30, 2017 and 2016 were as follows:

Intangible Assets & Liabilities	2017	2016
In-place leases	9.7	7.9
Leasing costs	9.7	7.9
Customer relationships	12.7	12.2
Above market leases	10.2	0.0
Below market leases	9.4	7.9
All intangible assets & liabilities	10.4	9.0

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the nine months ended September 30, 2017, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to fund property acquisitions in our target secondary growth markets, as well as repay outstanding debt. During the nine months ended September 30, 2017, we sold four non-core properties located in Franklin, New Jersey, Hazelwood, Missouri, Concord Township, Ohio, and Newburyport, Massachusetts, which are summarized below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Nine Months Ended September 30, 2017	Aggregate Gain on Sale of Real Estate, net
593,763	$30,302	$803	$3,999	$3,993

Our dispositions during the nine months ended September 30, 2017 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and nine months ended September 30, 2017, and 2016 (dollars in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2017	2016		2017		2016
Operating revenue	$—	$642		$1,280	(1)	$1,932
Operating expense	31	962	(4)	4,446	(2)	1,626	(4)
Other (expense) income, net	1	(183)		3,831	(3)	(253)
Income (loss) from real estate and related assets sold	$(30)	$(503)		$665		$53

(1)
Includes a $0.6 million lease termination revenue from canceling a lease obligation with a tenant that acquired one property from us during the nine months ended September 30, 2017. This fee is recorded as rental revenue on the condensed consolidated statement of operations and other comprehensive income (loss).

(2)	Includes a $4.0 million impairment charge.

(3)	Includes a $4.0 million net gain on sale on four properties.

(4)	Includes a $0.7 million impairment charge.

Real Estate Held for Sale

At September 30, 2017, we did not have any properties classified as held for sale. At December 31, 2016, we had two properties classified as held for sale, located in Hazelwood, Missouri and Franklin, New Jersey. Both of these properties were sold during the nine months ended September 30, 2017.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheet (dollars in thousands):

	September 30, 2017	December 31, 2016
Assets Held for Sale
Real estate, at cost	$—	$11,454
Less: accumulated depreciation	—	2,668
Total real estate held for sale, net	—	8,786
Lease intangibles, net	—	200
Deferred rent receivable, net	—	575
Other assets	—	1
Total Assets Held for Sale	$—	$9,562
Liabilities Held for Sale
Deferred rent liability, net	$—	$755
Asset retirement obligation	—	286
Total Liabilities Held for Sale	$—	$1,041

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the nine months ended September 30, 2017 and identified two held and used assets which were impaired during first quarter 2017. We did not identify any impairment on held and used assets during the second or third quarter of 2017. For these properties, during first quarter 2017, we received unsolicited interest from potential buyers, and as a result, we included a sale scenario and shortened our hold period when comparing the undiscounted cash flows against the respective carrying values. Based upon our analysis, we concluded that the undiscounted cash flows for these properties were below their respective carrying values indicating that these assets were impaired as of March 31, 2017, and accordingly, we recorded an impairment charge of $3.7 million during the three months ended March 31, 2017. During the three months ended June 30, 2017, we sold one of these impaired properties to the tenant for a further loss on sale of $1.8 million. During the second quarter of 2017, we became aware of a decline in the tenant's financial results. The tenant expressed interest in acquiring our property as part of their corporate reorganization. Due to the re-tenanting risk of the property if it were to go vacant and as the location was in a non-core market, we executed a sale with this tenant. We sold the other impaired property during the three months ended September 30, 2017, recognizing a gain on sale of $1,000.

We did not classify any properties as held for sale at September 30, 2017. During our previous two quarters where we had held for sale activity, we performed an analysis of all properties classified as held for sale, and compared the fair market value of the asset less selling costs against the carrying value of assets available for sale. We recorded an impairment charge of $0.3 million during the three months ended June 30, 2017 to reduce the carrying value equal to the sales price per the executed purchase and sale agreement, less estimated selling costs.

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

We recognized $2.0 million of impairment charges on five properties during the nine months ended September 30, 2016. These properties were impaired through our held for sale carrying value analysis, during the three and nine months ended September 30, 2016, and we concluded that the fair market value less selling costs was below the carrying value of this property. We have sold four of these properties, and one of these properties is classified as a held and used asset during the three and nine months ended September 30, 2017.

The fair values for the above held for sale property was calculated using Level 3 inputs which were calculated using an estimated sales price, less estimated costs to sell. The estimated sales price was determined using an executed purchase and sale agreement.

6. Mortgage Note Receivable

On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Subsequently, on April 14, 2015, we closed an additional $0.3 million interim financing loan for the development of the Phoenix, Arizona property. Construction was completed in July 2015 and we earned 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we were granted a right of first offer to purchase the property at fair value. We elected not to purchase the property, and received an exit fee upon maturity of the loan in an amount sufficient for us to earn an internal rate of return of 22.0% on the second mortgage development loan, inclusive of interest earned. The principal balance of the loans and all associated interest income and exit fee revenue was received in January 2016. We did not recognize any interest income or exit fee revenue during the three and nine months ended September 30, 2017. We recognized $0.0 million and $0.4 million in both cash interest income and exit fee revenue during the three and nine months ended September 30, 2016, respectively. We currently have no mortgage notes receivable outstanding.

7. Mortgage Notes Payable and Credit Facility

Our mortgage notes payable and Credit Facility as of September 30, 2017 and December 31, 2016 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	September 30, 2017		September 30, 2017	December 31, 2016	September 30, 2017	September 30, 2017
Mortgage and other secured loans:
Fixed rate mortgage loans	48		$385,555	$378,477	(1)	(2)
Variable rate mortgage loans	19		69,835	71,707	(3)	(2)
Premiums and discounts, net	-		(262)	217	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(5,096)	(5,123)	N/A	N/A
Total mortgage notes payable, net	67		$450,032	$445,278	(4)
Variable rate revolving credit facility	24	(6)	$44,200	$39,700	LIBOR + 2.00%	8/7/2018
Deferred financing costs, revolving credit facility	-		(267)	(475)	N/A	N/A
Total revolver, net	24		$43,933	$39,225
Variable rate term loan facility	-	(6)	$25,000	$25,000	LIBOR + 1.95%	10/5/2020
Deferred financing costs, term loan facility	-		(88)	(108)	N/A	N/A
Total term loan, net	N/A		$24,912	$24,892
Total mortgage notes payable and credit facility	91		$518,877	$509,395	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.55% to 6.63%.

(2)	We have 45 mortgage notes payable with maturity dates ranging from 12/1/2017 through 7/1/2045.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.15% to one month LIBOR + 2.75%. At September 30, 2017, one month LIBOR was approximately 1.24%.

(4)	The weighted average interest rate on the mortgage notes outstanding at September 30, 2017 was approximately 4.52%.

(5)	The weighted average interest rate on all debt outstanding at September 30, 2017 was approximately 4.34%.

(6)	The amount we may draw under our Revolver and Term Loan is based on a percentage of the fair value of a combined pool of 24 unencumbered properties as of September 30, 2017.
N/A - Not Applicable

Mortgage Notes Payable

As of September 30, 2017, we had 45 mortgage notes payable, collateralized by a total of 67 properties with a net book value of $674.9 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We have full recourse for $11.7 million of the mortgages notes payable outstanding, or 2.6% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the nine months ended September 30, 2017, we repaid four mortgages, collateralized by ten properties, which are aggregated below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$41,077	6.25%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$8,163	LIBOR +	2.50%

During the nine months ended September 30, 2017, we issued or assumed four mortgages, collateralized by seven properties, and drew an additional advance on an existing mortgage note, collateralized by one property, which are aggregated in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Issued or Assumed		Weighted Average Interest Rate on Fixed Rate Debt		Aggregate Variable Rate Debt Issued or Assumed
$54,887	(1)	3.78%	(2)	$7,500	(3)

(1)	We issued or assumed $54.9 million of fixed rate or swapped to fixed rate debt in connection with our five property acquisitions with maturity dates ranging from April 1, 2026 to August 10, 2027.

(2)
We assumed an interest rate swap in connection with one property acquisition and will be paying an all in fixed rate of 3.55%. The newly issued fixed rate mortgages have rates ranging from 3.75% to 3.89%.

(3)
The interest rate for our issued variable rate mortgage debt is equal to one month LIBOR plus a spread of 2.75%. The maturity date on this new variable rate debt is May 15, 2020. We have entered into a rate cap agreement on our new variable rate debt and will record all fair value changes into interest expense on the condensed consolidated statement of operations and other comprehensive income (loss). The interest rate for our additional advance on the existing mortgage note is equal to one month LIBOR plus a spread of 2.50% and the maturity date is December 1, 2021.

We made payments of $0.6 million and $1.0 million for deferred financing costs during the three and nine months ended September 30, 2017, respectively. We made payments of $0.4 million and $1.0 million for deferred financing costs during the three and nine months ended September 30, 2016, respectively.

Scheduled principal payments of mortgage notes payable for the remainder of 2017, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Three Months Ending December 31, 2017	$10,405
2018	47,806
2019	47,474
2020	19,387
2021	33,367
2022	97,187
Thereafter	199,764
Total	$455,390	(1)

(1)
This figure does not include $0.3 million of premiums and (discounts), net, and $5.1 million of deferred financing costs, which are reflected in mortgage notes payable on the condensed consolidated balance sheet.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed an interest rate swap agreement in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swap, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2017 and December 31, 2016, our interest rate cap agreements and interest rate swap were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as interest expense on our accompanying condensed consolidated statements of operations and other comprehensive income (loss). The following table summarizes the interest rate caps at September 30, 2017 and December 31, 2016 (dollars in thousands):

		September 30, 2017		December 31, 2016
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$482	(1)	$93,920	$49	$71,721	$101

(1)	We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 2.50% to 3.00%.

We assumed an interest rate swap agreement in connection with our June 22, 2017 acquisition, whereby we will pay our counterparty an interest rate equivalent to 1.80% on a monthly basis, and receive payments from our counterparty equivalent to one month LIBOR. The fair value of our interest rate swap agreement is recorded in other assets on our accompanying condensed consolidated balance sheets. We have designated our interest rate swap as a cash flow hedge, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheet. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. We assumed our interest rate swap with a value of $0.04 million on the date of assumption, and the fair market value increased to $0.2 million at September 30, 2017. The swap has a notional value equal to the debt we assumed of $11.2 million, and has a termination date of April 1, 2026, which is also the maturity date of the assumed debt.

The fair value of all mortgage notes payable outstanding as of September 30, 2017 was $461.8 million, as compared to the carrying value stated above of $455.4 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

As of September 30, 2017, there was $69.2 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.22% and $1.0 million outstanding under letters of credit at a weighted average interest rate of 2.00%. As of September 30, 2017, the maximum additional amount we could draw under the Revolver was $34.0 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2017.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2017.

8. Mandatorily Redeemable Term Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of 7.125% Series C Cumulative Term Preferred Stock (“Term Preferred Stock”), par value $0.001 per share, at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million. The shares of the Term Preferred Stock had a mandatory redemption date of January 31, 2017. During the year ended December 31, 2016, we redeemed all outstanding shares of the Term Preferred Stock. Accordingly, we wrote-off unamortized offering costs of $0.2 million during the year ended December 31, 2016, which were recorded to interest expense in our condensed consolidated statements of operations and other comprehensive income (loss).

The Term Preferred Stock was recorded as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the condensed consolidated statements of operations and other comprehensive income (loss).

9. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of September 30, 2017 are as follows (dollars in thousands):

Year	Minimum Rental Payments Due
Three Months Ending December 31, 2017	$117
2018	465
2019	465
2020	466
2021	392
2022	319
Thereafter	4,236
Total	$6,460

Expenses recorded in connection to rental expense incurred for the properties listed above during the three and nine months ended September 30, 2017 were $0.1 million and $0.4 million, respectively, and during the three and nine months ended September 30, 2016 were $0.1 million and $0.4 million, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and other comprehensive income (loss).

Letters of Credit

As of September 30, 2017, there was $1.0 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheet.

10. Stockholders’ and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2017 (dollars in thousands):

	Shares Issued and Retired
	Series A and B Preferred Stock	Common Stock	Senior Common Stock	Series A and B Preferred Stock	Senior Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (1)	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2016	2,264,000	24,882,758	959,552	$2	$1	$25	$463,436	$—	$(223,587)	$239,877
Issuance of Series A and B preferred stock and common stock, net	—	2,785,303	—	—	—	3	56,731	—	—	56,734
Conversion of senior common stock to common stock	—	26,563	(29,762)	—	—	—	—	—	—	—
Retirement of senior common stock, net	—	—	(1,598)	—	—	—	(24)	—	—	(24)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(37,130)	(37,130)
Comprehensive income	—	—	—	—	—	—	—	172	—	172
Net income	—	—	—	—	—	—	—	—	7,403	7,403
Balance at September 30, 2017	2,264,000	27,694,624	928,192	$2	$1	$28	$520,143	$172	$(253,314)	$267,032

(1)
The only element of comprehensive income recorded in the nine months ended September 30, 2017 relates to the fair value adjustment of $0.17 million related to our assumed interest rate swap described in Footnote 7 "Mortgage Notes Payable and Credit Facility," to these condensed consolidated financial statements.

Distributions

We paid the following distributions per share for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,			For the nine months ended September 30,
	2017	2016		2017	2016
Common Stock	$0.375	$0.375		$1.125	$1.125
Senior Common Stock	0.2625	0.2625		0.7875	0.7875
Series A Preferred Stock	0.4843749	0.4843749		1.4531247	1.4531247
Series B Preferred Stock	0.4688	0.4688		1.4063	1.4063
Series C Preferred Stock	—	0.2424	(1)	—	1.1330	(1)
Series D Preferred Stock	0.4375	0.4375		1.3125	0.6163

(1)	We fully redeemed our Series C Preferred Stock on August 19, 2016.

Recent Activity

Common Stock Offering

In July 2017, we completed an overnight offering of 1.2 million shares of our common stock, at a public offering price of $20.52 per share. Net proceeds, after deducting underwriter discounts, were $22.7 million. The proceeds from this offering were used to acquire real estate, repay existing indebtedness, and for other general corporate purposes. The offering's underwriters exercised their overallotment option, purchasing an additional 0.2 million shares of our common stock at the public offering price of $20.52 per share. Net proceeds from exercise of the option to purchase additional shares, after deducting underwriter discounts, were $3.4 million. The proceeds from this overallotment were also used to acquire real estate, repay existing indebtedness, and for other general corporate purposes.

Common Stock ATM Program

In February 2016, we amended our common ATM program with Cantor Fitzgerald (the “Common Stock ATM Program”). The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald, to $160.0 million. All other material terms of the Common Stock ATM program remained unchanged. During the nine months ended September 30, 2017, we sold 1.5 million shares of common stock, raising $30.8 million in net proceeds under the Common Stock ATM Program. As of September 30, 2017, we had a remaining capacity to sell up to $101.1 million of common stock under the Common Stock ATM Program.

Series A and B Preferred Stock ATM Programs

In February 2016, we entered into an open market sales agreement with Cantor Fitzgerald (the “Series A and B Preferred ATM Program”), pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during the nine months ended September 30, 2017. As of September 30, 2017, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Mezzanine Equity

The 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”), is classified as mezzanine equity in our condensed consolidated balance sheet because it is redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. We will periodically evaluate the likelihood that a change of control greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control greater than 50% is remote.

In June 2016, we entered into an open market sales agreement with Cantor Fitzgerald (the “Series D Preferred ATM Program”), pursuant to which we may, from time to time, offer to sell shares of our Series D Preferred, having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the nine months ended September 30, 2017, we sold approximately 0.4 million shares of our Series D Preferred for net proceeds of $11.2 million. As of September 30, 2017, we had a remaining capacity to sell up to $22.3 million of Series D Preferred under the Series D Preferred ATM Program.

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

11. Subsequent Events

Distributions

On October 10, 2017, our Board of Directors declared the following monthly distributions for the months of October, November and December of 2017:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series D Preferred Distributions per Share
October 20, 2017	October 31, 2017	$0.125	$0.1614583	$0.15625	$0.1458333
November 20, 2017	November 30, 2017	0.125	0.1614583	0.15625	0.1458333
December 19, 2017	December 29, 2017	0.125	0.1614583	0.15625	0.1458333
		$0.375	$0.4843749	$0.46875	$0.4374999

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
October	November 7, 2017	$0.0875
November	December 7, 2017	0.0875
December	January 8, 2018	0.0875
		$0.2625

Held for Sale and Leasing Activity

On October 19, 2017, we executed a purchase and sale agreement with the tenant leasing our Arlington, Texas property to sell them the property for $5.6 million. We expect the sale to be completed during first quarter 2018. Concurrently with the purchase and sale agreement, we executed a lease amendment with this tenant, whereby the tenant has agreed to a 10-year renewal if the sale of this property is not completed for any reason.

Credit Facility Activity

On October 27, 2017, we amended our existing Credit Facility. The Term Loan component of the Credit Facility was increased from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan has a new five-year term, with a maturity date of October 27, 2022, and the Revolver has a new four-year term, with a maturity date of October 27, 2021. The interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. We entered into interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75%. We used the net proceeds of the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $0.9 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, US Bank and Huntington Bank.

ATM Equity Activity

Subsequent to September 30, 2017 and through October 31, 2017, we raised $0.2 million in net proceeds from the sale of 0.01 million shares of common stock in our Common Stock ATM Program. We made no sales under our Series A, B or D Preferred ATM Programs subsequent to September 30,2017 and through October 31, 2017.

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

All references to “we,” “our,” and “us” in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where otherwise noted or where the context indicates that the term means only Gladstone Commercial Corporation.

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

As of October 31, 2017:

•	we owned 97 properties totaling 11.2 million square feet in 24 states;

•	our occupancy rate was 97.9%;

•	the weighted average remaining term of our mortgage debt was 6.6 years and the weighted average interest rate was 4.52%; and

•	the average remaining lease term of the portfolio was 7.7 years.

Business Environment

In the United States, vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. Vacancy rates in many markets have been reduced to levels seen at the peak before the most recent recession and rental rates have increased in most primary and secondary markets. This condition has led to a rise in construction activity for both office and industrial properties in many markets. Interest rates have been volatile since the beginning of 2016 and although interest rates are still relatively low, lenders have varied on their required spreads over the last several quarters and overall financing costs for fixed rate mortgages appear to be on the rise. At the beginning of the year, several research firm surveys reflected that the current real estate cycle may be peaking from both a volume and price standpoint. 2016 year-end statistics from national research firms indicate that total investment sales volume was approximately 10% less than the volume recorded in 2015. That reduction continued through the second quarter of 2017 as research firms reported that investment volume for the quarter was nearly 10% less than the level for the first six months of 2016.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we only have one fully vacant building, located in Tewksbury, Massachusetts, as well as a total of two partially vacant buildings. Our Newburyport, Massachusetts property, which was previously fully vacant, was classified as held for sale as of June 30, 2017, and subsequently sold in August 2017.

We have one lease expiring in 2017, which accounts for 0.04% of rental revenue we recognized during the nine months ended September 30, 2017 and one lease expiring in 2018, which accounts for 0.1% of rental revenue recognized during the nine months ended September 30, 2017.

Our available vacant space at September 30, 2017 represents 2.1% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $0.6 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our $85.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent), which matures in October 2021, and our $75.0 million term loan facility (“Term Loan”), which matures in October 2022, which we refer to collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market, or the CMBS market, to issue mortgages to finance our real estate activities.

In addition to obtaining funds through borrowing, we have been active in the equity markets during and subsequent to the nine months ended September 30, 2017. We completed an overnight offering of our common stock, and we have also issued shares of both common stock and Series D Preferred Stock through our at-the-market programs, or ATM Programs, pursuant to our open market sale agreements with Cantor Fitzgerald, discussed in more detail below.

Recent Developments

2017 Sale Activity

During the nine months ended September 30, 2017, we continued to execute our capital recycling program, whereby we sell properties outside of our core markets and redeploy proceeds to fund property acquisitions located in our target secondary growth markets, or repay outstanding debt. We will continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities are available. During the nine months ended September 30, 2017, we sold four non-core properties, and applied the proceeds towards outstanding debt, which is summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Nine Months Ended September 30, 2017	Aggregate Gain on Sale of Real Estate, net
593,763	$30,302	$803	$3,999	$3,993

2017 Acquisition Activity

During the nine months ended September 30, 2017, we acquired five properties, one located in Conshohocken, Pennsylvania, one located in Philadelphia, Pennsylvania, and three-properties located in Maitland, Florida, all of which are summarized in the table below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs		Aggregate Annualized GAAP Rent	Aggregate Debt Issued and Assumed
666,451	10.7 years	$94,421	$1,171	(1)	$10,776	$54,887

(1)
We early adopted ASU 2017-01, “Clarifying the Definition of a Business,” effective October 1, 2016. As a result, we treated our 2017 acquisitions as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $1.2 million of acquisition costs that would otherwise have been expensed under business combination treatment.

2017 Leasing Activity

During the nine months ended September 30, 2017, we executed six lease extensions and/or modifications, or new leases, which are summarized below (dollars in thousands):

Nine Months Ended	Aggregate Square Footage	Weighted Average Lease Term	Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
September 30, 2017	577,471	8.9 years	4,062	1,181	475

2017 Financing Activity

During the nine months ended September 30, 2017, we repaid four mortgages, collateralized by ten properties, which are aggregated below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$41,077	6.25%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$8,163	LIBOR +	2.50%

During nine months ended September 30, 2017, we issued or assumed four mortgages, collateralized by seven properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued or Assumed		Weighted Average Interest Rate on Fixed Rate Debt		Aggregate Variable Rate Debt Issued or Assumed
$54,887	(1)	3.78%	(2)	$7,500	(3)

(1)	We issued or assumed $54.9 million of fixed rate or swapped to fixed rate debt in connection with our five property acquisitions with maturity dates ranging from April 1, 2026 to August 10, 2027.

(2)
We assumed an interest rate swap in connection with one property acquisition and will be paying an all in fixed rate of 3.55%. The newly issued fixed rate mortgages have rates ranging from 3.75% to 3.89%.

(3)
The interest rate for our issued variable rate mortgage debt is equal to one month LIBOR plus a spread of 2.75%. The maturity date on this new variable rate debt is May 15, 2020. We have entered into a rate cap agreement on our new variable rate debt and will record all fair value changes into interest expense on the condensed consolidated statement of operations and other comprehensive income (loss). The interest rate for our additional advance on the existing mortgage note is equal to one month LIBOR plus a spread of 2.50% and the maturity date is December 1, 2021.

On October 27, 2017, we amended our existing Credit Facility. The Term Loan component of the Credit Facility was increased from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan has a new five-year term, with a maturity date of October 27, 2022, and the Revolver has a new four-year term, with a maturity date of October 27, 2021. The interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. We entered into interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75%. We used the net proceeds of the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $0.9 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, US Bank and Huntington Bank.

2017 Equity Activities

Common Stock Offering

In July 2017, we completed an overnight offering of 1.2 million shares of our common stock at a public offering price of $20.52 per share. Net proceeds, after deducting underwriter discounts, were $22.7 million. The proceeds from this offering were used to acquire real estate, repay existing indebtedness, and for other general corporate purposes. The offering's underwriters exercised their overallotment option, purchasing an additional 0.2 million shares of our common stock at the public offering price of $20.52 per share. Net proceeds from exercise of the option to purchase additional shares, after deducting underwriter discounts, were $3.4 million. The proceeds from this overallotment were used to acquire real estate, repay existing indebtedness, and for other general corporate purposes.

Common Stock ATM Program

In February 2016, we amended our common ATM program with Cantor Fitzgerald (the “Common Stock ATM Program”). The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald, to $160.0 million. All other terms of the Common Stock ATM program remained unchanged. During the nine months ended September 30, 2017, we sold 1.5 million shares of common stock, raising $30.8 million in net proceeds under the Common Stock ATM Program. As of September 30, 2017, we had a remaining capacity to sell up to $101.1 million of common stock under the Common Stock ATM Program. Subsequent to September 30, 2017 and through October 31, 2017, we raised $0.2 million in net proceeds from the sale of 0.01 million shares of common stock through our Common Stock ATM Program.

Preferred ATM Programs

Series A and B Preferred Stock: In February 2016, we entered into an open market sales agreement (the “Series A and B Preferred ATM Program”), with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during nine months ended September 30, 2017. As of September 30, 2017, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program. Subsequent to September 30, 2017 and through October 31, 2017, we made no sales under our Series A and Series B Preferred ATM Programs.

Series D Preferred Stock: In June 2016, we entered into an open market sales agreement (the “Series D Preferred ATM Program”) , with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our 7.00% Series D Cumulative Redeemable Preferred (“Series D Preferred”), having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the nine months ended September 30, 2017, we sold approximately 0.4 million shares of our Series D Preferred for net proceeds of $11.2 million. As of September 30, 2017, we had a remaining capacity to sell up to $22.3 million of Series D Preferred under the Series D Preferred ATM Program. Subsequent to September 30, 2017 and through October 31, 2017, we made no sales under our Series D Preferred ATM Program.

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

Diversity of Our Portfolio

Our Adviser seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the nine months ended September 30, 2017, our largest tenant comprised only 5.3% of total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2017		2016		2017		2016
Industry Classification	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue
Telecommunications	$3,930	16.5%	$3,384	16.0%	$11,649	17.1%	$9,943	15.9%
Healthcare	3,001	12.6	3,379	15.9	10,127	14.8	10,163	16.2
Automobile	2,875	12.1	2,639	12.4	8,303	12.2	7,910	12.6
Diversified/Conglomerate Services	2,993	12.6	1,987	9.4	7,009	10.3	5,929	9.4
Information Technology	1,498	6.3	946	4.5	4,496	6.6	2,261	3.6
Diversified/Conglomerate Manufacturing	1,210	5.1	1,205	5.7	3,621	5.3	3,504	5.6
Electronics	1,068	4.4	1,082	5.1	3,232	4.7	3,246	5.2
Personal, Food & Miscellaneous Services	1,423	6.0	892	4.2	3,208	4.7	2,677	4.3
Chemicals, Plastics & Rubber	722	3.0	775	3.7	2,215	3.3	2,335	3.7
Buildings and Real Estate	1,019	4.3	550	2.6	2,187	3.2	1,646	2.6
Personal & Non-Durable Consumer Products	663	2.8	658	3.1	1,991	2.9	1,970	3.1
Banking	760	3.2	614	2.9	1,986	2.9	1,839	2.9
Machinery	560	2.3	644	3.0	1,681	2.5	2,007	3.2
Childcare	556	2.3	556	2.6	1,667	2.4	1,667	2.7
Beverage, Food & Tobacco	525	2.2	525	2.5	1,577	2.3	1,577	2.5
Containers, Packaging & Glass	430	1.8	682	3.2	1,379	2.0	2,019	3.2
Printing & Publishing	286	1.2	391	1.8	1,036	1.5	1,170	1.9
Education	164	0.7	164	0.8	492	0.7	492	0.8
Home & Office Furnishings	132	0.6	132	0.6	397	0.6	397	0.6
Total	$23,815	100.0%	$21,205	100.0%	$68,253	100.0%	$62,752	100.0%

The table below reflects the breakdown of total rental income by state for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

State	Rental Revenue for the three months ended September 30, 2017	% of Base Rent	Number of Leases for the three months ended September 30, 2017	Rental Revenue for the three months ended September 30, 2016	% of Base Rent	Number of Leases for the three months ended September 30, 2016
Texas	$3,822	16.0%	12	$3,722	17.6%	12
Pennsylvania	3,214	13.5	9	1,678	7.9	6
Florida	2,264	9.5	10	723	3.4	3
Ohio	1,964	8.3	13	2,385	11.2	15
North Carolina	1,512	6.4	8	1,499	7.1	8
Georgia	1,192	5.0	6	1,194	5.6	6
South Carolina	1,153	4.8	2	1,153	5.4	2
Michigan	1,082	4.5	4	1,074	5.1	4
Utah	946	4.0	2	946	4.5	2
Minnesota	930	3.9	6	843	4.0	4
All Other States	5,736	24.1	33	5,988	28.2	36
Total	$23,815	100.0%	105	$21,205	100.0%	98

State	Rental Revenue for the nine months ended September 30, 2017	% of Base Rent	Number of Leases for the nine months ended September 30, 2017	Rental Revenue for the nine months ended September 30, 2016	% of Base Rent	Number of Leases for the nine months ended September 30, 2016
Texas	$11,372	16.7%	12	$11,157	17.8%	12
Pennsylvania	7,721	11.3	9	5,035	8.0	6
Ohio	7,016	10.3	13	7,152	11.4	15
North Carolina	4,518	6.6	8	4,382	7.0	8
Florida	4,499	6.6	10	1,957	3.1	3
Georgia	3,577	5.2	6	3,578	5.7	6
South Carolina	3,459	5.1	2	3,459	5.5	2
Michigan	3,245	4.8	4	3,221	5.1	4
Utah	2,839	4.2	2	2,261	3.6	2
Minnesota	2,773	4.1	6	2,531	4.0	4
All Other States	17,234	25.1	33	18,019	28.8	36
Total	$68,253	100.0%	105	$62,752	100.0%	98

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

Capital Gain Fee

Under the Advisory Agreement, as amended in July 2015, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2017 or 2016.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our 2016 Form 10-K. There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2017.

Results of Operations

The weighted average yield on our total portfolio, which was 8.6% as of both September 30, 2017 and 2016, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations and other comprehensive income (loss), of each acquisition since inception as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2017 and 2016 is below (dollars in thousands, except per share amounts):

	For the three months ended September 30,
	2017	2016	$ Change	% Change
Operating revenues
Rental revenue	$23,815	$21,205	$2,610	12.3%
Tenant recovery revenue	550	384	166	43.2%
Total operating revenues	24,365	21,589	2,776	12.9%
Operating expenses
Depreciation and amortization	10,829	9,459	1,370	14.5%
Property operating expenses	2,178	1,410	768	54.5%
Base management fee	1,277	1,072	205	19.1%
Incentive fee	640	564	76	13.5%
Administration fee	293	311	(18)	(5.8)%
General and administrative	650	570	80	14.0%
Impairment charge	—	1,786	(1,786)	(100.0)%
Total operating expenses	15,867	15,172	695	4.6%
Other (expense) income
Interest expense	(6,119)	(6,338)	219	(3.5)%
Distributions attributable to Series C mandatorily redeemable preferred stock	—	(131)	131	(100.0)%
Gain (loss) on sale of real estate, net	1	(24)	25	(104.2)%
Other income	3	3	—	—%
Total other expense, net	(6,115)	(6,490)	375	(5.8)%
Net income (loss)	2,383	(73)	2,456	3,364.4%
Distributions attributable to Series A, B and D preferred stock	(2,520)	(2,002)	(518)	25.9%
Distributions attributable to senior common stock	(247)	(254)	7	(2.8)%
Net loss attributable to common stockholders	$(384)	$(2,329)	$1,945	83.5%
Net loss attributable to common stockholders per weighted average share of common stock - basic and diluted	$(0.01)	$(0.10)	$0.09	90.0%
FFO available to common stockholders - basic (1)	$10,444	$8,940	$1,504	16.8%
FFO per weighted average share of common stock - basic (1)	$0.38	$0.38	$—	—%
FFO per weighted average share of common stock - diluted (1)	$0.38	$0.38	$—	—%

(1)	Refer to the "Funds from Operations" below within the Management's Discussion and Analysis section for the definition of FFO.

	For the nine months ended September 30,
	2017	2016	$ Change	% Change
Operating revenues
Rental revenue	$68,253	$62,752	$5,501	8.8%
Tenant recovery revenue	1,294	1,226	68	5.5%
Interest income from mortgage note receivable	—	385	(385)	(100.0)%
Total operating revenues	69,547	64,363	5,184	8.1%
Operating expenses
Depreciation and amortization	30,673	27,796	2,877	10.4%
Property operating expenses	5,062	4,455	607	13.6%
Base management fee	3,665	2,789	876	31.4%
Incentive fee	1,760	1,837	(77)	(4.2)%
Administration fee	993	1,086	(93)	(8.6)%
General and administrative	1,776	1,882	(106)	(5.6)%
Impairment charge	3,999	2,016	1,983	98.4%
Total operating expenses	47,928	41,861	6,067	14.5%
Other (expense) income
Interest expense	(18,223)	(19,648)	1,425	(7.3)%
Distributions attributable to Series C mandatorily redeemable preferred stock	—	(1,502)	1,502	(100.0)%
Gain (loss) on sale of real estate, net	3,993	(24)	4,017	(16,737.5)%
Other income	14	337	(323)	(95.8)%
Total other expense, net	(14,216)	(20,837)	6,621	(31.8)%
Net income	7,403	1,665	5,738	344.6%
Distributions attributable to Series A, B and D preferred stock	(7,330)	(4,292)	(3,038)	70.8%
Distributions attributable to senior common stock	(744)	(758)	14	(1.8)%
Net loss attributable to common stockholders	$(671)	$(3,385)	$2,714	(80.2)%
Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	(0.03)	(0.15)	$0.12	(80.0)%
FFO available to common stockholders - basic (1)	$30,008	$26,451	$3,557	13.4%
FFO per weighted average share of common stock - basic (1)	$1.16	$1.15	$0.01	0.9%
FFO per weighted average share of common stock - diluted (1)	$1.16	$1.15	$0.01	0.9%

(1)	Refer to the "Funds from Operations" below within the Management's Discussion and Analysis section for the definition of FFO.

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

Operating Revenues

	For the three months ended September 30,
	(Dollars in Thousands)
Rental Revenues	2017	2016	$ Change	% Change
Same Store Properties	$18,791	$18,766	$25	0.1%
Acquired & Disposed Properties	3,541	1,257	2,284	181.7%
Properties with Vacancy	954	889	65	7.3%
Expanded Properties	529	293	236	80.5%
	$23,815	$21,205	$2,610	12.3%

	For the nine months ended September 30,
	(Dollars in Thousands)
Rental Revenues	2017	2016	$ Change	% Change
Same Store Properties	$56,290	$56,311	$(21)	—%
Acquired & Disposed Properties	7,689	3,064	4,625	150.9%
Properties with Vacancy	3,001	2,497	504	20.2%
Expanded Properties	1,273	880	393	44.7%
	$68,253	$62,752	$5,501	8.8%

Rental revenue from same store properties increased slightly for the three months ended September 30, 2017 from the comparable 2016 period, primarily due to an increase in rental charges related to lease extensions executed during the three months ended September 30, 2017, coupled with additional rental income received from leases subject to consumer price indexes, partially offset by reductions in rental charges from a lease modification executed during the three months ended September 30, 2017. Rental revenue from same store properties decreased slightly for the nine months ended September 30, 2017 from the comparable 2016 period, primarily due to a decrease in rental charges related to lease extensions executed during and subsequent to the nine months ended September 30, 2016, partially offset by additional rental income received from leases subject to consumer price indexes. Rental revenue increased significantly for acquired and disposed of properties for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, because we acquired seven properties during and subsequent to September 30, 2016, offset by a loss of rental revenues from the seven properties we sold during and subsequent to the three and nine months ended September 30, 2016. Rental revenue increased for our properties with vacancy for the three and nine months ended September 30, 2017 because we leased approximately 120,000 square feet of vacant space in properties with partial vacancies during the three and nine months ended September 30, 2016. Rental revenue increased for our expanded properties because we completed an expansion project during the three and nine months ended September 30, 2017 and, therefore, we were able to charge additional rent for such property.

	For the three months ended September 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2017	2016	$ Change	% Change
Same Store Properties	$348	$372	$(24)	(6.5)%
Acquired & Disposed Properties	197	5	192	3,840.0%
Properties with Vacancy	2	5	(3)	(60.0)%
Expanded Properties	3	2	1	50.0%
	$550	$384	$166	43.2%

	For the nine months ended September 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2017	2016	$ Change	% Change
Same Store Properties	$974	$1,151	$(177)	(15.4)%
Acquired & Disposed Properties	276	53	223	420.8%
Properties with Vacancy	37	15	22	146.7%
Expanded Properties	7	7	—	—%
	$1,294	$1,226	$68	5.5%

The decrease in same store tenant recovery revenues for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, is a result of decreased recoveries from leases with base year expense stops at certain of our properties, as these properties had lower property operating expenses during the three and nine months ended September 30, 2017. The increase in tenant recovery revenues on acquired and disposed of properties for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, is due to an increase in recoveries from properties acquired subsequent to September 30, 2016 with base year leases.

Interest income from mortgage notes receivable decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, because the previously outstanding mortgage note was repaid in full in January 2016, and we have not issued any new mortgage notes receivable subsequent to September 30, 2016. No interest income from mortgage notes receivable was recognized during the three months ended September 30, 2017 or 2016.

Operating Expenses

Depreciation and amortization increased for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, due to depreciation on capital projects completed subsequent to September 30, 2016, depreciation on the three properties acquired subsequent to September 30, 2016, and amortization on leasing commissions for renewed leases with 2016 and 2017 expirations.

	For the three months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2017	2016	$ Change	% Change
Same Store Properties	$1,210	$1,215	$(5)	(0.4)%
Acquired & Disposed Properties	716	51	665	1,303.9%
Properties with Vacancy	248	134	114	85.1%
Expanded Properties	4	10	(6)	(60.0)%
	$2,178	$1,410	$768	54.5%

	For the nine months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2017	2016	$ Change	% Change
Same Store Properties	$3,580	$3,693	$(113)	(3.1)%
Acquired & Disposed Properties	943	276	667	241.7%
Properties with Vacancy	523	472	51	10.8%
Expanded Properties	16	14	2	14.3%
	$5,062	$4,455	$607	13.6%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The decrease in property operating expenses for same store properties for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, is a result of an overall decrease in property operating expenses incurred at our properties with tenants on base year expense stop leases, offset by an increase in landlord obligated property expenses on our triple net leased properties. The decrease in property operating expenses for same store properties for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 is a result of a decrease in property operating expenses on our properties with base year expense stop leases, offset by an increase in landlord obligated property expenses on our triple net leased properties. The increase in property operating expenses for acquired and disposed of properties for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, is primarily a result of increased property operating expenses from properties acquired subsequent to September 30, 2016, as a majority of these properties are subject to base year leases, partially offset by an elimination of operating expenses from properties sold subsequent to September 30, 2016. The increase in property operating expenses for properties with vacancy during the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, is due to increased property operating expenses from one property which went fully vacant during second quarter 2017, partially offset by executing triple net leases for vacant space for three properties which had partial vacancy during the three and nine months ended September 30, 2017.

The base management fee paid to the Adviser increased for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, because of the increase in total adjusted stockholders’ equity in the past 12 months. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, because pre-incentive fee FFO increased faster than the hurdle rate, resulting in a higher incentive fee. The increase in FFO is a result of an increase in total operating revenues coupled with a decrease in interest expense, offset by an increase in total operating expenses. The incentive fee paid to the Adviser decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, because the hurdle rate increased faster than pre-incentive fee FFO, resulting in a lower incentive fee. The increase in the hurdle rate is a result of an increase in total adjusted stockholders’ equity, due to the common and preferred shares issued subsequent to September 30, 2016. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, due to using a lower share of our administrator’s resources during the three and nine months ended September 30, 2017.

General and administrative expenses increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily as a result of an increase in professional fees and subscription and membership fees, offset by a decrease in shareholder related expenses. General and administrative expenses decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a decrease in due diligence expenses that resulted from two asset acquisitions treated as business combinations completed during the nine months ended September 30, 2016, coupled with a decrease in shareholder related expenses, partially offset by an increase in professional fees and subscription and membership fees.

We did not recognize an impairment charge for the three months ended September 30, 2017. The impairment charge for the nine months ended September 30, 2017 resulted from an impairment recorded on our Concord Township, Ohio and Newburyport, Massachusetts properties during the first two quarters of 2017, as we determined the carrying value of these properties was unrecoverable through our quarterly impairment testing. Both the Concord Township, Ohio property and the Newburyport, Massachusetts property were sold during the nine months ended September 30, 2017 for an additional aggregate net loss of $1.8 million. Since the Newburyport, Massachusetts property had been a vacant property with limited releasing prospects, we elected to sell the property to reduce our operating expenses attributable to maintaining a vacant property. The impairment loss for the three and nine months ended September 30, 2016 was from the impairment recorded in connection with two properties during the three months ended September 30, 2016 and impairment charges recorded on five properties during the nine months ended September 30, 2016. Four of the properties impaired during the nine months ended September 30, 2016 have been sold, and one property is currently classified as a held and used asset.

Other Income and Expenses

Interest expense decreased for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016. This decrease was primarily a result of our refinancing of mortgages at lower interest rates and de-leveraging activity, whereby we repaid mortgage notes payable upon maturity using equity and funds from our Revolver, offset by new mortgage debt on properties acquired subsequent to September 30, 2016. While our outstanding mortgage notes payable, net increased from $444.5 million at September 30, 2016 to $450.0 million at September 30, 2017, our weighted average interest rate on mortgage notes payable decreased from 4.71% at September 30, 2016, to 4.52% at September 30, 2017, resulting in interest savings over comparable periods.

Distributions attributable to our 7.125% Series C Cumulative Term Preferred Stock (“Term Preferred Stock”), par value $0.001 per share, decreased for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, because we redeemed all outstanding shares of our Term Preferred Stock in August 2016.

Gain on sale of real estate, net for the three months ended September 30, 2017 is attributable to one non-core industrial asset sold during the period. Gain on sale of real estate, net for the nine months ended September 30, 2017 is attributable to our four non-core office and industrial assets sold during the period. Loss on sale of real estate, net for the three months ended September 30, 2016 is attributable to one non-core industrial asset sold during the period. Loss on sale of real estate, net for the nine months ended September 30, 2017 is attributable to two non-core industrial assets sold during the period.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders decreased for both the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily because of the increase in total operating revenues due to asset acquisition activity, coupled with decreased interest expenses due to our refinancing and de-levering activity, as well as capital gains recognized on four property sales, partially offset by an increase in property operating expenses, depreciation and amortization expenses, and base management and incentive fees.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of September 30, 2017, was $38.3 million, consisting of $4.3 million in cash and cash equivalents and an available borrowing capacity of $34.0 million under our Revolver. Our available borrowing capacity under the Revolver has decreased to $29.4 million as of October 31, 2017.

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

Equity Capital

In July 2017, we completed an overnight offering of 1.2 million shares of our common stock at an offering price of $20.52 per share. Net proceeds, after deducting underwriter discounts, were $22.7 million. The proceeds from this offering were used to acquire real estate, repay existing indebtedness, and for other general corporate purposes. The offering's underwriters exercised their overallotment option, purchasing an additional 0.2 million shares of our common stock at the public offering price of $20.52 per share. Net proceeds from exercise of the option to purchase additional shares, after deducting underwriter discounts, were $3.4 million. The proceeds from this overallotment were used to acquire real estate, repay existing indebtedness, and for other general corporate purposes.

During the nine months ended September 30, 2017, we raised net proceeds of (i) $30.8 million of common equity under our Common Stock ATM Program with Cantor Fitzgerald at a gross weighted average share price of $21.42, and (ii) $11.2 million under our Series D Preferred ATM Program at a gross weighted average share price of $25.54. We used these proceeds to pay down outstanding debt and for other general corporate purposes. We did not sell any shares of our Series A Preferred or Series B Preferred pursuant to our Series A and B Preferred ATM Program during the nine months ended September 30, 2017.

Subsequent to September 30, 2017 through October 31, 2017, we raised net proceeds of $0.2 million of common equity under our Common Stock ATM Program with Cantor Fitzgerald at a gross weighted average share price of $22.51. We used these proceeds for general corporate purposes. We did not sell any shares of our Series A Preferred, Series B Preferred or Series D Preferred pursuant to our Series A, B and D Preferred ATM Program subsequent to September 30, 2017 through October 31, 2017.

As of October 31, 2017, we have the ability to raise up to $312.5 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-208953), or the Universal Shelf, in one or more future public offerings. Of the $312.5 million of available capacity under our Universal Shelf, approximately $100.9 million of common stock is reserved for additional sales under our Common Stock ATM Program, approximately $37.2 million of preferred stock is reserved for additional sales under our Series A and B Preferred ATM Program, and approximately $22.3 million is reserved for additional sales under our Series D Preferred ATM Program as of October 31, 2017. We expect to continue to use our ATM programs as a source of liquidity for the remainder of 2017.

Debt Capital

As of September 30, 2017, we had 45 mortgage notes payable in the aggregate principal amount of $455.4 million, collateralized by a total of 67 properties with a remaining weighted average maturity of 6.7 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2017 was 4.52%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

We have mortgage debt in the aggregate principal amount of $10.4 million payable during the remainder of 2017 and $47.8 million payable during 2018. The 2017 principal amounts payable include both amortizing principal payments and one balloon principal payment due in December of 2017. We anticipate being able to refinance our mortgages that come due during the remainder of 2017 and 2018 with a combination of new mortgage debt and the issuance of additional equity securities. In addition, we have raised substantial equity under our ATM programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2017, was $34.8 million, as compared to net cash provided by operating activities of $29.8 million for the nine months ended September 30, 2016. This increase was primarily a result of an increase in rental receipts from acquisitions completed subsequent to September 30, 2016, a decrease in interest expense from refinanced and repaid mortgages during the previous 12 months, and a decrease in general and administrative fees from reducing our professional fees. These increases are partially offset by an increase in the base management fee, an increase in net property operating expenses, and a reduction in income earned due to the repayment of a mortgage interest receivable held through January 2016. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Revolver and Term Loan, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017, was $63.4 million, which primarily consisted of five property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of four properties, coupled with recovering funds held in escrow from our lender for the mortgages we repaid. Net cash used in investing activities during the nine months ended September 30, 2016, was $35.2 million, which primarily consisted of two property acquisitions coupled with capital improvements performed at certain of our properties, offset by the collection of a $5.9 million mortgage note receivable.

During 2017, we have been executing our capital recycling program, whereby we opportunistically sell properties outside of our core markets, and use proceeds to repay outstanding debt, and fund mission critical property acquisitions located in our target secondary growth markets. During the nine months ended September 30, 2017, we sold four non-core properties and applied the proceeds towards outstanding debt. We will continue to sell non-core properties as reasonable disposition opportunities are available.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017, was $28.2 million, which primarily consisted of the issuance of $69.9 million of equity and mezzanine equity, coupled with the issuance of $51.2 million of new mortgage debt in connection with property acquisitions, partially offset by the repayment of $57.2 million of mortgage principal, coupled with distributions paid to common, senior common and preferred shareholders. Net cash used in financing activities for the nine months ended September 30, 2016, was $9.0 million, which primarily consisted of the repayment of $67.1 million of mortgage principal, coupled with distributions paid to common, senior common and preferred shareholders, partially offset by $56.0 million of new mortgage debt in connection with certain acquisitions.

Credit Facility

In August 2013, we procured our Revolver with KeyBank (serving as a revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million, and entered into a Term Loan, whereby we added a $25.0 million, five-year Term Loan subject to the same leverage tiers as the Revolver, with the interest rate at each leverage tier being 5 basis points lower. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date. In October 2017, we amended our existing Credit Facility. The Term Loan component of the Credit Facility was increased from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan has a new five-year term, with a maturity date of October 27, 2022, and the Revolver has a new four-year term, with a maturity date of October 27, 2021. The interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. We entered into interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75%. We used the net proceeds of the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $0.9 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, US Bank and Huntington Bank.

As of September 30, 2017, there was $69.2 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.22% and $1.0 million outstanding under letters of credit at a weighted average interest rate of 2.00%. As of October 31, 2017, the maximum additional amount we could draw under the Revolver and Term Loan was $29.4 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2017.

Contractual Obligations

The following table reflects our material contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$524,590	$96,035	$92,306	$95,206	$241,043
Interest on Debt Obligations (2)	109,884	21,498	35,746	28,110	24,530
Operating Lease Obligations (3)	6,460	470	926	747	4,317
Purchase Obligations (4)	1,526	777	749	—	—
	$642,460	$118,780	$129,727	$124,063	$269,890

(1)
Debt obligations represent borrowings under our Revolver, which represents $44.2 million of the debt obligation due in 2018, our Term Loan, which represents $25.0 million of the debt obligation due in 2020, and mortgage notes payable that were outstanding as of September 30, 2017. This figure does not include $0.3 million of premiums and discounts, net and $5.5 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, net and borrowings under Term Loan, net on the condensed consolidated balance sheet.

(2)
Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of September 30, 2017.

(3)	Operating lease obligations represent the ground lease payments due on our four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at five of our properties. These items were recognized on our balance sheet as of September 30, 2017.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2017.

Funds from Operations

The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relevant non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and nine months ended September 30, 2017 and 2016, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2017	2016	2017	2016
Calculation of basic FFO per share of common stock
Net income (loss)	$2,383	$(73)	$7,403	$1,665
Less: Distributions attributable to preferred and senior common stock	(2,767)	(2,256)	(8,074)	(5,050)
Net loss attributable to common stockholders	$(384)	$(2,329)	$(671)	$(3,385)
Adjustments:
Add: Real estate depreciation and amortization	10,829	9,459	30,673	27,796
Add: Impairment charge	—	1,786	3,999	2,016
Add: Loss on sale of real estate, net	—	24	—	24
Less: Gain on sale of real estate, net	(1)	—	(3,993)	—
FFO available to common stockholders - basic	$10,444	$8,940	$30,008	$26,451
Weighted average common shares outstanding - basic	27,234,569	23,509,054	25,833,423	22,915,086
Basic FFO per weighted average share of common stock	$0.38	$0.38	$1.16	$1.15
Calculation of diluted FFO per share of common stock
Net income (loss)	$2,383	$(73)	$7,403	$1,665
Less: Distributions attributable to preferred and senior common stock	(2,767)	(2,256)	(8,074)	(5,050)
Net loss attributable to common stockholders	$(384)	$(2,329)	$(671)	$(3,385)
Adjustments:
Add: Real estate depreciation and amortization	10,829	9,459	30,673	27,796
Add: Impairment charge	—	1,786	3,999	2,016
Add: Income impact of assumed conversion of senior common stock	247	254	744	758
Add: Loss on sale of real estate, net	—	24	—	24
Less: Gain on sale of real estate, net	(1)	—	(3,993)	—
FFO available to common stockholders plus assumed conversions	$10,691	$9,194	$30,752	$27,209
Weighted average common shares outstanding - basic	27,234,569	23,509,054	25,833,423	22,915,086
Effect of convertible senior common stock	773,553	800,116	773,553	800,116
Weighted average common shares outstanding - diluted	28,008,122	24,309,170	26,606,976	23,715,202
Diluted FFO per weighted average share of common stock	$0.38	$0.38	$1.16	$1.15
Distributions declared per share of common stock	$0.375	$0.375	$1.125	$1.125

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have assumed an interest rate swap whereby we pay a fixed rate of 1.80% to our counterparty, and receive one month LIBOR in return. For details regarding our rate cap agreements and our interest rate swap agreement see Note 7 – Mortgage Notes Payable and Credit Facility of the accompanying condensed consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the nine months ended September 30, 2017, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of September 30, 2017. As of September 30, 2017, our effective average LIBOR was 1.24%; thus, a 1%, 2% or 3% decrease could not occur (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net Decrease to Net Income
1% Increase to LIBOR	$1,409	$(1,409)
2% Increase to LIBOR	2,546	(2,546)
3% Increase to LIBOR	2,884	(2,884)

As of September 30, 2017, the fair value of our mortgage debt outstanding was $461.8 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at September 30, 2017, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $19.7 million and $21.2 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2017.

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

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 27, 2017, the Company, through its wholly owned subsidiary Gladstone Commercial Limited Partnership, and certain of its other wholly owned subsidiaries, entered into a second amended and restated credit agreement ("Credit Facility") with KeyBank National Association and certain other lenders. The Credit Facility was amended to, among other things:

•	Increase the term loan facility from $25.0 million to $75.0 million;

•	Decrease interest rate spreads by 25 basis points at all leverage tiers; and

•	Extend the revolving credit facility maturity date to October 2021 and the term loan maturity date to October 2022.

As part of the amendment, the Company paid modification fees in the aggregate of $0.9 million.

This description of the Credit Facility is not complete and and is qualified by the full text of the Second Amended and Restated Credit Agreement, a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

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

10.1
Second Amended and Restated Credit Agreement, dated as of October 27, 2017, by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association, as lender and agent.

11	Computation of Per Share Earnings from Operations.

12	Statements re: computation of ratios.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	October 31, 2017	By:	/s/ Mike Sodo
Mike Sodo
Chief Financial Officer

Date:	October 31, 2017	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors