Form 10-K
period 2017-12-31
GLADSTONE COMMERCIAL CORP
filed 2018-02-14
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2017, based on the closing price on that date of $21.79 on the Nasdaq Global Select Market, was $548,491,931. For the purposes of calculating this amount only, all directors and executive officers of the Registrant and entities controlled by our directors and executive officers have been treated as affiliates. There were 28,420,110 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 14, 2018.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2018, relating to the Registrant’s 2018 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2017

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K ("Form 10-K"), and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Ligation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations ("FFO"), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “should,” “believes,” “seeks,” “estimates,” “may” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	failure to maintain our qualification as a real estate investment trust ("REIT") and in the risk of changing laws that affect REITs;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	the adequacy of our cash reserves and working capital;

•	our failure to successfully integrate and operate acquired properties and operations;

•	defaults upon or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the degree and nature of our competition, including other real estate investment companies;

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

PART I

Item 1. Business.

Overview

Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company”) is a REIT, that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and office mortgage loans; however we do not have any mortgage loans currently outstanding. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We target secondary growth markets that possess favorable economic growth trends, diversified industries, and growing population and employment.

We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having net leases with terms of approximately seven to 15 years with built-in rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

As of February 14, 2018:

•	we owned 99 properties totaling 11.5 million square feet (all references to the number of properties and square footage are unaudited herein and throughout Notes) of rentable space in 24 states;

•	our occupancy rate was 97.9%;

•	the weighted average remaining term of our mortgage debt was 6.5 years and the weighted average interest rate was 4.6%; and

•	the average remaining lease term of the portfolio was 7.5 years.

We conduct substantially all of our activities, including the ownership of all of our properties, through Gladstone Commercial Limited Partnership, a Delaware limited partnership, which we refer to as our Operating Partnership. We control our Operating Partnership through our ownership of GCLP Business Trust II, a Massachusetts business trust, which is the general partner of our Operating Partnership, and of GCLP Business Trust I, a Massachusetts business trust, which currently holds all of the limited partnership units of our Operating Partnership. Our Operating Partnership may issue limited partnership units from time to time in exchange for industrial and office real property; however, no units have been issued since inception. Limited partners who hold limited partnership units in our Operating Partnership for one year will generally be entitled to cause us to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis.

Our Operating Partnership is the sole member of Gladstone Commercial Lending, LLC, which we refer to as Gladstone Commercial Lending. Gladstone Commercial Lending is a Delaware limited liability company that was formed to hold any real estate mortgage loans.

Our business is managed by our external adviser, Gladstone Management Corporation (the "Adviser"). Gladstone Administration, LLC (the "Administrator"), provides administrative services to us. Both our Adviser and our Administrator are affiliates of ours and each other.

Our Investment Objectives and Our Strategy

Our principal investment objectives are to generate income from rental properties and, to a much lesser extent, mortgage loans, which we use to fund our continuing operations and to pay monthly cash distributions to our stockholders. Our strategy is to invest in and own a diversified portfolio of leased properties (primarily office and industrial) that we believe will produce stable cash flow and increase in value. We may sell some of our real estate assets when our Adviser determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing office or industrial real estate, which loans may have some form of equity participation. We do not have any mortgage loans currently outstanding.

In addition to cash on hand and cash from operations, we use funds from various other sources to finance our acquisitions and operations, including equity, our Credit Facility (as defined herein), mortgage financing and other sources that may become available from time to time. We believe that moderate leverage is prudent and we aspire to become an investment grade borrower over time. We intend to primarily use non-recourse mortgage financing that will allow us to limit our loss exposure on any property to the amount of equity invested in such property.

In addition to leverage, we were active in the equity markets during 2017 by issuing shares of common stock and preferred stock under our at-the-market programs ("ATM Programs"), pursuant to our open market sale agreements with Cantor Fitzgerald & Co. ("Cantor Fitzgerald"). We also issued common stock through one overnight offering.

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

Our portfolio consists primarily of single-tenant office and industrial real property; while we will continue to acquire select multi-tenant office and industrial properties, our primary focus is single-tenant industrial and office properties. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. We seek to obtain lease terms of approximately seven to 15 years with built-in rental increases.

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

Investments in Mortgage Loans

Although we expect to make investments in mortgage loans sparingly, we may elect to structure our investment in a particular property as a mortgage loan secured by the property. We anticipate that most of our lending transactions would be loans secured by industrial or office property or issued in connection with a build-to-suit transaction. Our Adviser will attempt to structure mortgage loans in a manner that would provide us with current income substantially similar to that which we could expect to receive had the investment been structured as a net lease transaction.

To the extent that we invest in mortgage loans, we will generally originate those loans. However, we may also purchase mortgage loans from banks, collateralized mortgage backed securities ("CMBS") pools or other lenders provided that such transactions are otherwise consistent with our investment objectives. Our Adviser will service the mortgage loans in our portfolio by monitoring the collection of monthly principal and interest payments on our behalf. We do not have any mortgage loans currently outstanding.

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the two most important aspects of evaluating a prospective investment. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•
Credit Evaluation. Our Adviser evaluates each potential tenant or borrower for its creditworthiness, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. As of December 31, 2017, 42% of our rental revenues were earned from tenants that were rated by a national credit rating agency. A prospective tenant or borrower that is deemed creditworthy does not necessarily mean that we will consider its property to be “investment grade.” Our Adviser seeks tenants and borrowers that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and underwriting these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant is normally a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant or borrower is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

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

•	An assessment of the relative appropriate nature and flexibility of the building configuration and its ability to be re-leased to other users in a single or multiple tenant arrangement.

•	The comparable real estate rental rates for similar properties in the same area of the prospective property.

•	Alternative property uses that may offer higher value.

•	The replacement cost of the property at current construction prices if it were to be sold.

•	The assessed value as determined by the local real estate taxing authority.

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

Currently, the majority of our mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for its satisfaction. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and consequently, there may be circumstances where lenders have recourse to our other assets. To a much lesser extent, we use recourse financing. Of the $447.4 million in mortgage notes payable, net, outstanding as of December 31, 2017, only $11.7 million is recourse to the Company, or 2.6% of the total amount outstanding.

On August 7, 2013, we procured a senior unsecured revolving credit facility ("Revolver"), with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent) and other syndicated lenders. Our Revolver was initially for $60.0 million, but was increased to $85.0 million through subsequent amendments, with the latest amendment occurring on October 27, 2017. On October 5, 2015, we added a $25.0 million 5-year term loan facility ("Term Loan"). On October 27, 2017, we expanded our Term Loan to $75.0 million and extended the maturity date to October 27, 2022, and also extended the maturity date of our Revolver through October 27, 2021. The Revolver and the Term Loan are referred to collectively herein as the Credit Facility.

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

Our policy also prohibits us from purchasing any real property owned by or co-investing with our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested, except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as our affiliated publicly-traded funds Gladstone Capital Corporation ("Gladstone Capital"), Gladstone Land Corporation ("Gladstone Land") or Gladstone Investment Corporation ("Gladstone Investment"), and other entities advised by our Adviser, so long as that entity does not control the portfolio company and the transaction is approved by both companies’ board of directors. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek our stockholders’ approval.

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

Our Adviser and Administrator

Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, and investing in real estate and making mortgage loans. We have entered into an investment advisory agreement with our Adviser, as amended (the "Advisory Agreement"), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. The Administrator employs our chief financial officer, treasurer, chief compliance officer, and general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs and provides administrative services for us under the Administration Agreement.

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

Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser or administrator, respectively, to Gladstone Capital and Gladstone Investment, both publicly traded business development companies affiliated with us, and Gladstone Land Corporation, a publicly traded agricultural real estate investment trust that is also our affiliate. However, under the Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us.

Gladstone Securities

Gladstone Securities, LLC ("Gladstone Securities"), is a privately held broker dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.

Dealer Manager Agreement

In connection with the offering of our convertible senior common stock ("Senior Common Stock"), we entered into a Dealer Manager Agreement, dated March 25, 2011 (the "Dealer Manager Agreement"), with Gladstone Securities (the "Dealer Manager"), pursuant to which the Dealer Manager agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager Agreement terminated according to its terms on March 28, 2015. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager was entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. In addition, we agreed to indemnify the Dealer Manager against various liabilities, including certain liabilities arising under the federal securities laws.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. The agreement is scheduled to terminate on August 31, 2018, unless renewed and approved by our Board of Directors or earlier terminated.

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. We expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantially all or all of their time on our matters during calendar year 2018. Our President and CFO, accounting team, and the employees of our Adviser that manage our assets and our investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2017, our Adviser and Administrator collectively had 65 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive Management
36	Investment Management, Asset Management, Portfolio Management and Due Diligence
17	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

Competition

We compete with a number of other real estate investment companies and traditional mortgage lenders, many of whom have greater marketing and financial resources than we do. Principal factors of competition in our primary business of investing in and owning leased industrial and office real property are the quality of properties, leasing terms, attractiveness and convenience of location. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants and borrowers, availability and cost of capital, taxes and governmental regulations.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those reports filed or furnished with the Securities and Exchange Commission (the "SEC"), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website at www.GladstoneCommercial.com as soon as practicable after such reports have been filed or furnished to the SEC. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Commercial Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Some of our tenants and borrowers may have recently been either restructured using leverage, or acquired in a leveraged transaction. Tenants and borrowers that are subject to significant debt obligations may be unable to make their rent or mortgage payments if there are adverse changes to their businesses or because of the impact of the recent recession or recurrence of a similar event. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries.

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

Our real estate investments may include special use and single or multi-tenant properties that may be difficult to sell or re-lease upon tenant defaults, early lease terminations, or non-renewals.

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

As of December 31, 2017, we owned 99 properties and had 107 leases on these properties, and our five largest tenants accounted for approximately 17.1% of our total rental income. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We generally do not have fixed guidelines for industry concentration, but we are restricted from exceeding an industry concentration greater than 20% without approval of our investment committee. As of December 31, 2017, 16.7% of our total rental income was earned from tenants in the Telecommunications industry, 14.0% was earned from tenants in the Healthcare industry, and 12.0% was earned from tenants in the Automobile industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.

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

Under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property, and an entity that arranges for the disposal or treatment of a hazardous or toxic substance or petroleum at another property may be held jointly and severally liable for the cost to investigate and clean up such property or other affected property. Such parties are known as potentially responsible parties ("PRPs"). Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the costs of any required investigation or cleanup of these substances can be substantial. PRPs are liable to the government as well as to other PRPs who may have claims for contribution. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage, or adversely affect our ability to sell, lease or develop the real property or to borrow using the real property as collateral.

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

Certain of our properties may contain, or may have contained, asbestos-containing building materials ("ACBMs"). Environmental laws require that ACBMs be properly managed and maintained and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, certain of our properties may contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Certain of our properties may contain, or may have contained, elevated radon levels. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers. Also, certain of our properties may contain regulated wetlands that can delay or impede development or require costs to be incurred to mitigate the impact of any disturbance. Absent appropriate permits, we can be held responsible for restoring wetlands and be required to pay fines and penalties.

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

We continually assess our properties to determine if any impairments are necessary or appropriate. No assurance can be given that we will be able to recover the current carrying amount of our properties in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations. We recognized impairment charges of $6.8 million, $2.0 million, and $0.6 million during the years ended December 31, 2017, 2016, and 2015, respectively.

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

Many factors affect the value of our equity securities and our ability to make or maintain the current levels of distributions to stockholders, including the state of the capital markets and the economy. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets. Regulatory pressures and the burden of troubled and uncollectible loans has led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities and our ability to sustain payment of distributions to stockholders at current levels.

Our Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

The agreement governing our Credit Facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 100% of our FFO. As of December 31, 2017, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

Because our business strategy relies on external financing, we may be negatively affected by restrictions on additional borrowings, and the risks associated with leverage, including our debt service obligations.

We use leverage so that we may make more investments than would otherwise be possible in order to maximize potential returns to stockholders. Although we have been gradually reducing our overall leverage over the past few years to lower this risk, if the income generated by our properties and other assets fails to cover our debt service, we could be forced to reduce or eliminate distributions to our stockholders and may experience losses.

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

Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders. We have balloon payments of $38.3 million payable during the remainder of 2018.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We intend to acquire additional properties by using our Credit Facility and by continuing to seek long-term financing, where we will borrow a portion of the purchase price of a potential acquisition and secure the loan with a mortgage on some or all of our existing real property. We look to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the CMBS market to issue mortgages to finance our real estate activities. For the year ended December 31, 2017, we obtained approximately $62.4 million in long-term financing, which we used to acquire additional properties and refinance maturing debt. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2017, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

A change in the value of our assets could cause us to experience a cash shortfall or be in default of our loan covenants.

We borrow on an unsecured basis under the Credit Facility; however, we are required to maintain a pool of unsecured assets sufficient to draw on the Credit Facility. A significant reduction in the value of our pool of unencumbered assets could require us to pay down a portion (or significant portion) of the balance of the Credit Facility. Although we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to the Credit Facility, this inability could have a material adverse effect on our liquidity and our ability to meet our loan covenants.

Interest rate fluctuations may adversely affect our results of operations.

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our Credit Facility and a portion of our long-term mortgages is variable. We have $69.3 million of outstanding principal on variable rate mortgages as of December 31, 2017. Although we seek to mitigate this risk by structuring such provisions to contain a maximum interest rate or escalation rate, as applicable, and generally obtain rate caps and interest rate swaps to limit our exposure to interest rate risk, these features or arrangements do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into interest rate caps to attempt to manage our exposure to interest rate fluctuations on all our outstanding variable rate mortgages. A significant change in interest rates could have an adverse impact on our results of operations.

Over the past year, the Federal Reserve has made gradual increases in the federal funds rate. These increases in the federal funds rate and any future increases due to other key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any prolonged adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We compete with many other entities to acquire properties, including financial institutions, institutional pension funds, other REITs, foreign real estate investors, other public and private real estate companies and private real estate investors. These competitors may prevent us from acquiring desirable properties, cause an increase in the price we must pay for real estate, have greater resources than we do, and be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours or offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain tenants, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties.

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

Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including, but not limited to, Gladstone Capital, Gladstone Investment, and Gladstone Land. Moreover, with the exception of our chief financial officer, treasurer and president, all of our executive officers and directors are also executive officers and directors of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in lower middle market companies, and with the exception of our chief financial officer and president, all of our executive officers and directors are also officers and directors of Gladstone Land, an agricultural real estate investment trust. Further, our chief executive officer and chairman is on the board of managers of Gladstone Securities, an affiliated broker dealer that provides us with mortgage financing services pursuant to a contractual agreement. Mr. Gladstone is also the 100% indirect owner of and controls Gladstone Securities. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business, Gladstone Securities, in its provision of services to us and our other affiliated funds, and with Gladstone Capital, Gladstone Investment and Gladstone Land, which may arise primarily from the involvement of our Adviser, Gladstone Securities, Gladstone Capital, Gladstone Investment, Gladstone Land and their affiliates in other activities that may conflict with our business.

Examples of these potential conflicts include:

•
our Adviser may realize substantial compensation on account of its activities on our behalf, and may, therefore, be motivated to approve acquisitions solely on the basis of increasing compensation to itself;

•	our Adviser or Gladstone Securities, may earn fee income from our borrowers or tenants; and

•	our Adviser and other affiliates such as Gladstone Capital, Gladstone Investment and Gladstone Land could compete for the time and services of our officers and directors.

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

The Advisory Agreement contemplates a quarterly incentive fee based on our Core FFO (as defined in the Advisory Agreement). Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is a voluntary, unconditional and irrevocable waiver. For the years ended December 31, 2017 and 2016, our Adviser did not issue a full or partial waiver of the incentive fee. For the year ended December 31, 2015, an unconditional and irrevocable voluntary waiver was issued by our Adviser for approximately $2.5 million. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.

Risks Related to Qualification and Operation as a REIT

If we fail to qualify as a REIT, our operations and distributions to stockholders would be adversely impacted.

We intend to continue to be organized and to operate to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws, possibly with retroactive effect, with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries ("TRSs") and qualified real estate assets) generally cannot include more than 10% by voting power or vote of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% beginning with our taxable year ending December 31, 2018) of the value of our total assets can be represented by the securities of one or more TRSs.

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

Market conditions could adversely affect the market price and trading volume of our securities

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

•	price and volume fluctuations in the stock market as a result of terrorist attacks, or speculation regarding future terrorist attacks, in the United States or abroad;

•	actual or anticipated variations in our quarterly operating results or distributions to shareholders;

•	changes in our FFO or earnings estimates or the publication of research reports about us or the real estate industry generally;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	changes in regulatory policies or tax guidelines, particularly with respect to REITs; and

•	investor confidence in the stock market.

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

The Americans with Disabilities Act ("ADA"), and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses that may be material to our financial condition or results of operations to comply with ADA and other federal, state and local laws, or in connection with lawsuits brought by private litigants.

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

Legislative or regulatory tax changes related to REITs could materially and adversely affect us.

The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, constantly are under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our stock.

On December 22, 2017, President Donald J. Trump signed into law P.L. 115-97, informally titled the Tax Cuts and Jobs Act (the "TCJA"). The TCJA makes significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a corporation.

Certain key provisions of the TCJA that could impact us and our stockholders, beginning in 2018, include:

•
temporary reduction of the U.S. federal income tax rates applicable to ordinary income of individuals; the highest individual U.S. federal income tax rate is reduced from 39.6% to 37% for taxable years beginning in 2018 through taxable year ending in 2025;

•	reduction of the maximum corporate income tax rate from 35% to 21%;

•
a new deduction for certain pass-through business income, including dividends received by our shareholders that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts, generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends from us (through taxable years ending in 2025);

•
reduction of the highest rate of withholding from 35% to 21% with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests;

•	limitation of our deduction for net operating losses to 80% of taxable income (prior to the application of the dividends paid deduction);

•	limitation on the deduction of net interest expense, other than certain businesses that are eligible to elect out of such limitation; and

•	elimination of the corporate alternative minimum tax.

Our stockholders should consult with their own tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on their investment in our stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2017, we wholly-owned 99 properties, comprised of 11.5 million square feet of rentable space in 24 states. Our properties were 98.0% leased with an average remaining lease term of 7.6 years. See Schedule III - Real Estate and Accumulated Depreciation included elsewhere in this Annual Report on Form 10-K for a detailed listing of the properties in our portfolio.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2017 (dollars in thousands):

Year of Lease Expiration	Square Feet	(1)	Number of Expiring Leases	Rental Revenue for the year ended December 31, 2017	% Expiring
2018	8,275		1	$124	0.1%
2019	659,797		6	3,726	4.0%
2020	901,211		12	11,118	12.0%
2021	550,782		13	8,331	9.0%
2022	446,457		8	6,366	6.9%
2023	1,460,802		13	10,045	10.8%
2024+	7,191,409		54	51,085	55.0%
Sold/terminated leases	N/A		N/A	2,016	2.2%
	11,218,733		107	$92,811	100.0%

(1)	Our vacant square footage totaled 233,426 square feet as of December 31, 2017.
N/A - Not Applicable

The following table summarizes the geographic locations of our properties as of December 31, 2017, 2016, and 2015, respectively (dollars in thousands):

State	Rental Revenue for the year ended December 31, 2017	% of Rental Revenue	Number of Leases for the year ended December 31, 2017	Rentable Square Feet for the year ended December 31, 2017	Rental Revenue for the year ended December 31, 2016	% of Rental Revenue	Number of Leases for the year ended December 31, 2016	Rentable Square Feet for the year ended December 31, 2016	Rental Revenue for the year ended December 31, 2015	% of Rental Revenue	Number of Leases for the year ended December 31, 2015	Rentable Square Feet for the year ended December 31, 2015
Texas	$15,191	16.4%	12	1,050,294	$15,024	17.8%	12	1,050,276	$14,302	17.7%	12	1,050,276
Pennsylvania	10,975	11.8	9	2,068,740	6,822	8.1	7	1,708,724	6,629	8.2	6	1,605,390
Ohio	9,002	9.7	15	1,230,750	9,494	11.2	14	1,401,491	10,186	12.6	16	1,484,753
Florida	7,336	7.9	10	617,996	3,074	3.6	3	311,561	2,478	3.1	2	192,337
North Carolina	6,036	6.5	8	894,465	5,881	7.0	8	894,465	5,484	6.8	8	894,465
Georgia	4,649	5.0	6	269,555	4,770	5.6	6	269,083	3,592	4.4	6	269,083
South Carolina	4,612	5.0	2	424,683	4,612	5.5	2	424,683	4,488	5.5	2	424,683
Michigan	4,327	4.7	4	754,935	4,298	5.1	4	754,935	4,295	5.3	4	754,935
Utah	4,024	4.3	3	295,499	3,207	3.8	2	193,471	1,368	1.7	1	86,409
Minnesota	3,703	4.0	6	281,248	3,386	4.0	5	281,248	3,275	4.0	3	284,170
All Other States	22,956	24.7	32	3,563,994	23,930	28.3	35	3,809,401	24,795	30.7	37	3,992,953
	$92,811	100.0%	107	11,452,159	$84,498	100.0%	98	11,099,338	$80,892	100.0%	97	11,039,454

The following table summarizes rental revenue by tenant industries for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	For the year ended December 31,
	2017		2016		2015
Industry Classification	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue
Telecommunications	$15,616	16.7%	$13,733	16.3%	$12,752	15.8%
Healthcare	12,988	14.0	13,618	16.1	12,463	15.4
Automobile	11,178	12.0	10,546	12.5	10,542	13.0
Diversified/Conglomerate Services	10,465	11.3	7,915	9.4	4,716	5.8
Information Technology	5,995	6.5	3,314	3.9	1,368	1.7
Diversified/Conglomerate Manufacturing	4,840	5.2	4,710	5.6	4,301	5.3
Personal, Food & Miscellaneous Services	4,667	5.0	3,569	4.2	6,306	7.8
Electronics	4,293	4.6	4,330	5.1	4,672	5.8
Buildings and Real Estate	3,205	3.5	2,199	2.6	2,190	2.7
Banking	3,082	3.3	2,451	2.9	1,755	2.2
Chemicals, Plastics & Rubber	2,940	3.2	3,104	3.7	3,145	3.9
Personal & Non-Durable Consumer Products	2,657	2.9	2,629	3.1	2,628	3.2
Machinery	2,241	2.4	2,590	3.1	3,214	4.0
Childcare	2,221	2.4	2,221	2.6	2,221	2.7
Beverage, Food & Tobacco	2,103	2.3	2,103	2.5	2,479	3.1
Containers, Packaging & Glass	1,812	2.0	2,717	3.2	2,086	2.6
Printing & Publishing	1,322	1.4	1,563	1.8	1,559	1.9
Education	656	0.7	656	0.8	656	0.8
Home & Office Furnishings	530	0.6	530	0.6	530	0.7
Oil & Gas	—	—	—	—	1,309	1.6
Total	$92,811	100.0%	$84,498	100.0%	$80,892	100.0%

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time we may be party to various litigation matters, typically involving ordinary course and routine claims incidental to our business, which we may not consider material.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market ("Nasdaq"), under the symbol “GOOD.” The following table reflects the range of the high and low sale prices of our common stock on Nasdaq and the distributions per common share for the years ended December 31, 2017 and 2016. Distributions to common stockholders are declared quarterly and paid monthly. Amounts presented represent the cumulative amount of the monthly common stock distributions declared and paid during such quarter.

	Price Range
	High	Low	Distributions Per Common Share
2016
3/31/2016	$16.61	$12.00	$0.375
6/30/2016	17.88	15.92	0.375
9/30/2016	19.15	16.84	0.375
12/31/2016	20.10	16.02	0.375

2017
3/31/2017	$21.09	$19.07	$0.375
6/30/2017	23.35	19.70	0.375
9/30/2017	22.69	20.02	0.375
12/31/2017	23.29	20.67	0.375

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

As of February 5, 2018, there were 19,939 beneficial owners of our common stock.

The Company pays distributions on shares of Senior Common Stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Senior Common Stock is not traded on any exchange or automated quotation system.

As of February 5, 2018, there were 303 beneficial owners of our Senior Common Stock.

Sale of Unregistered Securities

We did not sell unregistered shares of stock during the fiscal year ended December 31, 2017.

Issuer Purchaser of Equity Securities

We did not purchase any of our equity securities in the fourth quarter ended December 31, 2017.

Stock Performance Graph

The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with the Standard and Poor's 500 Index ("S&P 500") and the FTSE NAREIT All REIT Index ("FNAR"), which is a market capitalization-weighted index that includes all REITs that are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq national market list. The stock performance graph assumes $100 was invested on December 31, 2012.

	At December 31,
	2012	2013	2014	2015	2016	2017
GOOD	$100.00	$108.49	$112.78	$105.12	$158.04	$177.63
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
FNAR	100.00	103.21	131.23	134.23	146.69	160.29

Item 6. Selected Financial Data.

The following selected financial data as of and for each of the fiscal years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	For the year ended December 31, (Dollars in Thousands, Except Per Share Amounts)
	2017	2016	2015	2014	2013
Operating Data:
Total operating revenue	$94,799	$86,372	$83,766	$73,756	$61,343
Total operating expenses	(68,337)	(55,595)	(50,965)	(57,406)	(32,823)
Other expense, net	(20,525)	(26,819)	(29,205)	(22,252)	(26,993)
Net income (loss)	$5,937	$3,958	$3,596	$(5,902)	$1,527
Dividends attributable to preferred stock	(9,890)	(6,645)	(4,094)	(4,094)	(4,094)
Dividends attributable to senior common stock	(986)	(1,011)	(1,007)	(542)	(300)
Net loss attributable to common stockholders	$(4,939)	$(3,698)	$(1,505)	$(10,538)	$(2,867)
Share and Per Share Data:
Loss per weighted average common share - basic & diluted	$(0.19)	$(0.16)	$(0.07)	$(0.61)	$(0.22)
Weighted average common shares outstanding-basic & diluted	26,358,237	23,193,962	21,159,597	17,253,503	13,164,244
Cash dividends declared per common share	$1.50	$1.50	$1.50	$1.50	$1.50
Supplemental Data:
Net loss attributable to common stockholders	$(4,939)	$(3,698)	$(1,505)	$(10,538)	$(2,867)
Add: Real estate depreciation and amortization	42,795	37,517	35,288	28,864	22,827
Add: Impairment charge	6,835	2,016	622	14,238	—
Less: Gain on sale of real estate, net	(3,993)	(242)	(1,538)	(1,240)	—
Funds from operations available to common stockholders (1)	$40,698	$35,593	$32,867	$31,324	$19,960
Balance Sheet Data:
Real estate, held for use, before accumulated depreciation	$893,853	$821,749	$708,377	$722,565	$642,353
Total assets (2)	$928,454	$851,742	$827,184	$781,581	$683,685
Mortgage notes payable, net, term preferred stock, net, term loan facility, net & revolving credit facility, net (2)	$542,627	$509,395	$563,432	$534,886	$478,662
Total stockholders’ and mezzanine equity	$350,230	$310,620	$233,871	$217,672	$183,146
Total common shares outstanding	28,384,016	24,882,758	22,485,607	19,589,606	15,662,414

(1)
The National Association of Real Estate Investment Trusts ("NAREIT"), developed FFO as a relevant non-GAAP supplemental measure of operating performance of an equity REIT, to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income and should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparison of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

(2)
We adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”) during the year ended December 31, 2016, which requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. All periods presented have been adjusted retroactively.

FFO available to common stockholders is FFO adjusted to subtract preferred share and Senior Common Stock share distributions. We believe that net loss attributable to common stockholders is the most directly comparable GAAP measure to FFO available to common stockholders.

Basic funds from operations per share ("Basic FFO per share"), and diluted funds from operations per share ("Diluted FFO per share"), is FFO available to common stockholders divided by the number of weighted average shares of common stock outstanding and FFO available to common stockholders divided by the number of weighted average shares of common stock outstanding on a diluted basis, respectively, during a period. We believe that FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share ("EPS"), in evaluating net income available to common stockholders. In addition, because most REITs provide FFO available to common stockholders, Basic FFO and Diluted FFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO, Basic EPS is the most directly comparable GAAP measure to Basic FFO per share, and that Diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

The following table provides a reconciliation of our FFO for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 to the most directly comparable GAAP measure, net income (loss), and a computation of basic and diluted FFO per weighted average common share:

	For the twelve months ended December 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2017	2016	2015	2014		2013
Calculation of basic FFO per share of common stock
Net income (loss)	$5,937	$3,958	$3,596	$(5,902)		$1,527
Less: Distributions attributable to preferred and senior common stock	(10,876)	(7,656)	(5,101)	(4,636)		(4,394)
Net loss attributable to common stockholders	$(4,939)	$(3,698)	$(1,505)	$(10,538)		$(2,867)
Adjustments:
Add: Real estate depreciation and amortization	42,795	37,517	35,288	28,864		22,827
Add: Impairment charge	6,835	2,016	622	14,238		—
Less: Gain on sale of real estate, net	(3,993)	(242)	(1,538)	(1,240)		—
FFO available to common stockholders - basic	$40,698	$35,593	$32,867	$31,324		$19,960
Weighted average common shares outstanding - basic	26,358,237	23,193,962	21,159,597	17,253,503		13,164,244
Basic FFO per weighted average share of common stock	$1.54	$1.53	$1.55	$1.82		$1.52
Calculation of diluted FFO per share of common stock
Net income (loss)	$5,937	$3,958	$3,596	$(5,902)		$1,527
Less: Distributions attributable to preferred and senior common stock	(10,876)	(7,656)	(5,101)	(4,636)		(4,394)
Net loss attributable to common stockholders	$(4,939)	$(3,698)	$(1,505)	$(10,538)		$(2,867)
Adjustments:
Add: Real estate depreciation and amortization	42,795	37,517	35,288	28,864		22,827
Add: Impairment charge	6,835	2,016	622	14,238		—
Add: Income impact of assumed conversion of senior common stock	986	1,011	1,007	542		300
Less: Gain on sale of real estate, net	(3,993)	(242)	(1,538)	(1,240)		—
FFO available to common stockholders plus assumed conversions	$41,684	$36,604	$33,874	$31,866		$20,260
Weighted average common shares outstanding - basic	26,358,237	23,193,962	21,159,597	17,253,503		13,164,244
Effect of convertible senior common stock	753,881	800,116	782,957	428,509		238,126
Weighted average common shares outstanding - diluted	27,112,118	23,994,078	21,942,554	17,682,012		13,402,370
Diluted FFO per weighted average share of common stock (1)	$1.54	$1.53	$1.54	$1.80	(2)	$1.51
Distributions declared per share of common stock	$1.50	$1.50	$1.50	$1.50		$1.50

(1)
Diluted FFO available to common stockholders was not previously adjusted for the income impact of the assumed conversion of Senior Common Stock, in accordance with ASC 260 (“Earnings per Share”). This adjustment has increased Diluted FFO available to common stockholders for the year ended December 31, 2015, 2014 and 2013 by $0.04 per share, $0.03 per share, and $0.02 per share per share, respectively.

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

General

We are an externally-advised REIT that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and office mortgage loans; however, we do not have any mortgage loans currently outstanding. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We target secondary growth markets that possess favorable economic growth trends, diversified industries, and growing population and employment.

We have historically entered into, and intend in the future to enter into, purchase agreements primarily for real estate having net leases with remaining terms of approximately seven to 15 years and built in rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

All references to annualized generally accepted accounting principles (“GAAP”) rent are rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease.

As of February 14, 2018:

•	we owned 99 properties totaling 11.5 million square feet of rentable space in 24 states;

•	our occupancy rate was 97.9%;

•	the weighted average remaining term of our mortgage debt was 6.5 years and the weighted average interest rate was 4.6%; and

•	the average remaining lease term of the portfolio was 7.5 years;

Business Environment

In the United States, vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. Vacancy rates in many markets have been reduced to levels seen at the peak before the most recent recession and rental rates have increased in most primary and secondary markets. This condition has led to a rise in construction activity for both office and industrial properties in many markets. Research reports from national firms reflect that the industrial supply and demand relationship still appears to be in equilibrium, but that office supply and demand in select markets may be moving toward some increased vacancy. Interest rates have been volatile and although interest rates are still relatively low, lenders have varied on their required spreads over the last several quarters and overall financing costs for fixed rate mortgages appear to be on the rise. 2017 year-end statistics from national research firms indicate that total investment sales volume was approximately 8-10% less than the volume recorded in 2016. These statistics reflect that investment sales volumes have dropped for the past two years compared to the preceding year.

From a more macro-economic perspective, the strength of the global economy and U.S. economy in particular continue to be uncertain with increased volatility due to the 2016 vote in the United Kingdom to exit the European Union, and an apparent continuing global economic slowdown. The impact of the recent passage of tax reform in the United States is unknown at this time, although the lowering of the corporate tax rate should be beneficial. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term as well as other geo-political issues has increased domestic and global instability. These developments could cause interest rates and borrowing costs to rise, which may adversely affect our ability to access both the equity and debt markets and could have an adverse effect on our tenants as well.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we only have one fully vacant building, located in Tewksbury, Massachusetts, as well as two partially vacant buildings. Our fully vacant property is under contract to sell, which we expect to be completed during the first quarter of 2018.

We have one lease expiring in 2018, which accounts for 0.1% of rental revenue recognized during the year ended December 31, 2017, six leases expiring in 2019, which account for 4.0% of rental revenue recognized during the year ended December 31, 2017 and twelve leases expiring in 2020, which account for 12.0% of rental revenue recognized during the year ended December 31, 2017.

Our available vacant space at December 31, 2017 represents 2.0% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $0.6 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our Revolver, which matures on October 27, 2021, and our Term Loan, which matures on October 27, 2022. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the CMBS market, to issue mortgages to finance our real estate activities.

In addition to obtaining funds through borrowing, we were active in the equity markets during the year ended December 31, 2017. We completed an overnight offering of our common stock, and we have also issued shares of both common stock and Series D Preferred Stock through our ATM Programs, pursuant to our open market sale agreements with Cantor Fitzgerald, discussed in more detail below.

Recent Developments

2017 Sale Activity

During the year ended December 31, 2017, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2017, we sold four non-core properties and applied the proceeds towards outstanding debt and property acquisitions, which is summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Twelve Months Ended December 31, 2017	Aggregate Gain on Sale of Real Estate, net
593,763	$30,302	$803	$3,999	$3,993

2017 Acquisition Activity

During the year ended December 31, 2017, we acquired seven properties, one located in Conshohocken, Pennsylvania, one located in Philadelphia, Pennsylvania, three properties located in Maitland, Florida, one property located in Columbus, Ohio and one property located in Salt Lake City, Utah, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs		Aggregate Annualized GAAP Rent	Aggregate Debt Issued or Assumed
871,038	10.1 Years	$132,157	$1,356	(1)	$15,507	$54,887

(1)
We adopted ASU 2017-01, “Clarifying the Definition of a Business,” effective October 1, 2016. As a result, we treated all of our 2017 acquisitions as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $1.4 million of acquisition costs that would otherwise have been expensed under business combination treatment.

2017 Leasing Activities

During the year ended December 31, 2017, we executed nine lease extensions and/or modifications, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term		Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
880,749	9.2 years	(1)	$6,976	$1,264	$742

(1)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have terms ranging from 1 year to 11.25 years.

2017 Expansion Activity

During the year ended December 31, 2017, we completed a 75,000 square foot expansion of our existing industrial property in Vance, Alabama for a total project cost of $6.7 million. With the completion of the expansion, the lease term reset for a 10 year term, which has been included in the table above. We recognized rental income of $1.8 million, $1.2 million, and $1.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

2017 Financing Activity

During the year ended December 31, 2017, we repaid four mortgages collateralized by 10 properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$41,077	6.25%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$8,163	LIBOR +	2.50%

During the year ended December 31, 2017, we issued or assumed four mortgages, collateralized by seven properties, and drew an additional advance on an existing mortgage note, collateralized by one property, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued or Assumed		Weighted Average Interest Rate on Fixed Rate Debt		Aggregate Variable Rate Debt Issued or Assumed
$54,887	(1)	3.78%	(2)	$7,500	(3)

(1)
We issued or assumed $54.9 million of fixed rate, or swapped to fixed rate, debt in connection with five of our seven property acquisitions in 2017, with maturity dates ranging from April 1, 2026 to August 10, 2027.

(2)
We assumed an interest rate swap in connection with one property acquisition and will be paying an all-in fixed rate of 3.55%. The newly issued fixed rate mortgages have rates ranging from 3.75% to 3.89%.

(3)
The interest rate for our newly issued variable rate mortgage debt is equal to one month LIBOR plus a spread of 2.75%. The maturity date on this new variable rate debt is May 15, 2020. We have entered into a rate cap agreement on our new variable rate debt and will record all fair value changes into interest expense on the consolidated statement of operations and comprehensive income. The interest rate for our additional advance on the existing mortgage note is equal to one month LIBOR plus a spread of 2.50% and the maturity date is December 1, 2021.

On October 27, 2017, we amended our existing Credit Facility. The Term Loan component of the Credit Facility was increased from $25.0 million to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan has a new five-year term, with a maturity date of October 27, 2022, and the Revolver has a new four-year term, with a maturity date of October 27, 2021. The interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. We entered into interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75%. We used the net proceeds of the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $0.9 million in connection with the Credit Facility amendment.

2017 Equity Activities

The equity issuances summarized below were issued under our universal shelf registration statement on Form S-3 (File No. 333-208953) ("Universal Shelf") that was effective and on file with the SEC at the time of each respective issuance.

Common Stock Offering

On July 25, 2017, we completed an overnight offering of 1.2 million shares of our common stock at a public offering price of $20.52 per share. Net proceeds, after deducting underwriter commissions and discounts, were $22.5 million. The proceeds from this offering were used to acquire real estate, repay existing indebtedness and for other general corporate purposes. On July 31, 2017, the offering's underwriters also exercised their overallotment option, purchasing an additional 0.2 million shares of our common stock at the public offering price of $20.52 per share. Net proceeds from this exercise, after deducting underwriter commissions and discounts, were $3.4 million. The proceeds from this overallotment were also used to acquire real estate, repay existing indebtedness, and for other general corporate purposes.

Common Stock ATM Program

In February 2016, we amended our common stock ATM program with Cantor Fitzgerald (the “Common Stock ATM Program”). The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald to $160.0 million. All other material terms of the Common Stock ATM program remained unchanged. During the year ended December 31, 2017, we sold 2.1 million shares of common stock, raising $45.5 million in net proceeds under the program. As of December 31, 2017, we had a remaining capacity to sell up to $86.3 million of common stock under the program. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Series A and B Preferred Stock ATM Programs

In February 2016, we entered into an open market sales agreement with Cantor Fitzgerald (the “Series A and B Preferred ATM Program”), pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during the year ended December 31, 2017. As of December 31, 2017, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Mezzanine Equity

Our 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”), is classified as mezzanine equity in our consolidated balance sheet because it is redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. We will periodically evaluate the likelihood that a change of control of greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50% is remote.

In June 2016, we entered into an open market sales agreement with Cantor Fitzgerald (the “Series D Preferred ATM Program”), pursuant to which we may, from time to time, offer to sell shares of our Series D Preferred, having an aggregate offering price of up to $50.0 million. During the year ended December 31, 2017, we sold 0.5 million shares of our Series D Preferred Stock for net proceeds of $12.7 million. As of December 31, 2017, we had a remaining capacity to sell up to $20.8 million of Series D Preferred Stock under the Series D Preferred ATM Program. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

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

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Administrator are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator. Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator. Mr. Robert Cutlip, our president, is also an executive managing director of our Adviser. The Administrator employs our chief financial officer, treasurer, chief compliance officer, and general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital and Gladstone Investment, both publicly-traded business development companies, as well as Gladstone Land, a publicly-traded REIT that primarily invests in farmland. With the exception of Mr. Michael Sodo, our chief financial officer, Mr. Jay Beckhorn, our treasurer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital and Gladstone Investment. In addition, with the exception of Mr. Cutlip, and Mr. Sodo, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land. Mr. Cutlip and Mr. Sodo spend 100% of their time focused on Gladstone Commercial, and do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

Advisory and Administration Agreements

Many of the services performed by our Adviser and Administrator in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions which our Adviser and Administrator perform for us pursuant to the terms of the Advisory and Administration Agreements, respectively.

Advisory Agreement

Under the terms of the Advisory Agreement we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers).

Base Management Fee

On January 10, 2017, we entered into a Fourth Amended and Restated Investment Advisory Agreement with the Adviser, effective as of October 1, 2016. Our entrance into the Advisory Agreement and each amendment was approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2017 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2018.

Under the Advisory Agreement, the calculation of the annual base management fee equals 1.5% of our adjusted total stockholders' equity, which is our total stockholders' equity plus total mezzanine equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee). The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders' equity figure. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

Incentive Fee

Pursuant to the Advisory Agreement, the calculation of the incentive fee rewards the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders' equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the new hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceeded by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2017, 2016, and 2015. As a result of the January 2017 amendment to the advisory agreement, the calculation of the capital gains fee is based on the all-in acquisition cost of disposed of properties. The impact of this amendment would not have resulted in capital gains fee for previously reported periods.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as well as a summary of recently issued accounting pronouncements and their expected impact to our current and future financial statements. There were no material changes to our critical accounting policies during the year ended December 31, 2017; however we issued mezzanine equity during the year ended December 31, 2017, which is further described in Note 10, "Stockholders' Equity and Mezzanine Equity", of the accompanying consolidated financial statements and we adopted ASU 2017-01, effective October 1, 2016, which is described in more detail in Note 1 of the accompanying consolidated financial statements.

Allocation of Purchase Price

When we acquire real estate with an existing lease, we allocate the purchase price to (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements and long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations. We adopted ASU 2017-01 and effective October 1, 2016, we allocate the fair values in accordance with ASC 360, Property Plant and Equipment. All expenses related to the acquisition are capitalized and allocated among the identified assets. Prior to October 1, 2016, we allocated the fair values in accordance with ASC 805, Business Combinations, where all expenses related to the acquisition were expensed as incurred. We anticipate a majority of our property acquisitions will be considered asset acquisitions rather than business combinations, which will result in most acquisition expenses being capitalized, rather than expensed.

Our Adviser estimates value using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. Our Adviser also considers information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which primarily range from nine to 18 months, depending on specific local market conditions. Our Adviser also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Our Adviser also considers the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and management’s expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. A change in any of the assumptions above, which are very subjective, could have a material impact on our results of operations.

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

Using the methodology discussed above, we evaluated our entire portfolio as of December 31, 2017, for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. We recognized impairment charges of $6.8 million on three of our properties during the year ended December 31, 2017. Two of these impaired properties were sold during the year ended December 31, 2017, and one of the impaired properties is classified as held for sale as of December 31, 2017.

We will continue to monitor our portfolio for any other indicators of impairment.

Results of Operations

The weighted average yield on our total portfolio, which was 8.6% at December 31, 2017 and 2016, respectively, is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the year ended December 31, 2017 and 2016 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2017	2016	$ Change	% Change
Operating revenues
Rental revenue	$92,811	$84,498	$8,313	9.8%
Tenant recovery revenue	1,988	1,489	499	33.5%
Interest income from mortgage note receivable	—	385	(385)	(100.0)%
Total operating revenues	94,799	86,372	8,427	9.8%
Operating expenses
Depreciation and amortization	42,795	37,517	5,278	14.1%
Property operating expenses	7,688	5,889	1,799	30.5%
Base management fee	4,959	3,930	1,029	26.2%
Incentive fee	2,422	2,381	41	1.7%
Administration fee	1,272	1,474	(202)	(13.7)%
General and administrative	2,366	2,388	(22)	(0.9)%
Impairment charge	6,835	2,016	4,819	239.0%
Total operating expenses	68,337	55,595	12,742	22.9%
Other (expense) income
Interest expense	(24,570)	(25,902)	1,332	(5.1)%
Distributions attributable to Series C mandatorily redeemable preferred stock	—	(1,502)	1,502	(100.0)%
Gain (loss) on sale of real estate, net	3,993	242	3,751	1,550.0%
Other income	52	343	(291)	(84.8)%
Total other expense, net	(20,525)	(26,819)	6,294	(23.5)%
Net income	5,937	3,958	1,979	50.0%
Distributions attributable to Series A, B and D preferred stock	(9,890)	(6,645)	(3,245)	48.8%
Distributions attributable to senior common stock	(986)	(1,011)	25	(2.5)%
Net loss attributable to common stockholders	$(4,939)	$(3,698)	$(1,241)	33.6%
Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	$(0.19)	$(0.16)	$(0.03)	18.8%
FFO available to common stockholders - basic	$40,698	$35,593	$5,105	14.3%
FFO available to common stockholders - diluted	$41,684	$36,604	$5,080	13.9%
Loss per weighted average share of common stock - basic & diluted	$(0.19)	$(0.16)	$(0.03)	18.8%
FFO per weighted average share of common stock - basic	$1.54	$1.53	$0.01	0.7%
FFO per weighted average share of common stock - diluted	$1.54	$1.53	$0.01	0.7%

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2016, which have not been subsequently vacated or disposed. Acquired and disposed properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2015. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2016.

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Rental Revenues	2017	2016	$ Change	% Change
Same Store Properties	$74,125	$74,335	$(210)	(0.3)%
Acquired & Disposed Properties	13,098	5,854	7,244	123.7%
Properties with Vacancy	3,785	3,136	649	20.7%
Expanded Properties	1,803	1,173	630	53.7%
	$92,811	$84,498	$8,313	9.8%

Rental revenue from same store properties decreased slightly for the year ended December 31, 2017, primarily due to a reduction in rental rates from lease modifications on certain leases, and reduced rental income resulting from certain leases ending and new tenants absorbing vacant space. Rental revenue increased for acquired and disposed of properties for the year ended December 31, 2017, as compared to the year ended December 31, 2016, because we acquired seven properties during the year ended December 31, 2017, and we included a full year of rental revenue recorded in 2017 for three properties acquired during the year ended December 31, 2016, offset by a decrease in rental revenue from the four properties we sold during 2017. Rental revenue increased for properties with vacancy, as we were able to successfully lease previously vacant space in these properties. Rental revenue increased for expanded properties, as we completed our expansion project, resulting in additional rental charges.

	For the year ended December 31,
	(Dollars in Thousands)
Tenant Recovery Revenue	2017	2016	$ Change	% Change
Same Store Properties	$1,510	$1,405	$105	7.5%
Acquired & Disposed Properties	416	56	360	642.9%
Properties with Vacancy	52	19	33	173.7%
Expanded Properties	10	9	1	11.1%
	$1,988	$1,489	$499	33.5%

The increase in same store tenant recovery revenues for the year ended December 31, 2017, as compared to the year ended December 31, 2016, is a result of increased recoveries from tenants subject to base year leases, where we are reimbursed by the tenant for expenses incurred above the defined base year, coupled with recoveries resulting from capital improvement projects, which are amortized to the tenant. The increase in tenant recovery revenues on acquired and disposed of properties for the year ended December 31, 2017, as compared to the year ended December 31, 2016, is a result of recovery revenues on the seven properties we acquired during the year ended December 31, 2017, a majority of which are subject to base year leases.

Interest income from mortgage notes receivable decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, because of interest earned on mortgage development loans that were outstanding during the year ended December 31, 2016, which were repaid with an exit fee in January 2016.

Operating Expenses

Depreciation and amortization increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to recognizing a full year of depreciation for the three properties acquired during the year ended December 31, 2016, as well as increased depreciation expense from the seven properties acquired during the year ended December 31, 2017, partially offset by a lack of depreciation expense for the four properties sold during the year ended December 31, 2017.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2017	2016	$ Change	% Change
Same Store Properties	$4,815	$4,917	$(102)	(2.1)%
Acquired & Disposed Properties	2,323	354	1,969	556.2%
Properties with Vacancy	529	596	(67)	(11.2)%
Expanded Properties	21	22	(1)	(4.5)%
	$7,688	$5,889	$1,799	30.5%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The decrease in property operating expenses for same store properties for the year ended December 31, 2017, as compared to the year ended December 31, 2016, is primarily a result of us incurring fewer landlord obligation expenses at certain of our properties with expense caps. The increase in property operating expenses on acquired and disposed of properties for the year ended December 31, 2017, as compared to the year ended December 31, 2016, is a result of recovery revenues on the seven properties we acquired during the year ended December 31, 2017, a majority of which are subject to base year leases.

The base management fee paid to the Adviser increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to an increase in total stockholder's equity plus mezzanine equity, the main components of the base management fee calculation. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was primarily due to an increase in rental revenues from the seven properties acquired during the year ended December 31, 2017, coupled with a full year of rental revenues from the properties acquired during the year ended December 31, 2016, partially offset by an increase in property operating expenses resulting from our lease portfolio containing additional base year leases. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease is a result of the Company using a lesser share of the Administrator's resources for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses decreased slightly for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily as a result of a decrease in due diligence expenses due to our adoption of ASU 2017-01 “Clarifying the Definition of a Business,” which results in the capitalization of due diligence expenses in connection with property acquisitions coupled with a decrease in shareholder related expenses, partially offset by an increase in professional fees, and an increase in professional service subscriptions.

The impairment charge recognized during the year ended December 31, 2017 is a result of the impairments we recognized at three of our properties. As a result of our quarterly impairment testing performed during the 2017 fiscal year, we determined the carrying value of our Concord Township, Ohio, Newburyport, Massachusetts, and Tewksbury, Massachusetts properties were unrecoverable. Both the Concord Township, Ohio property and the Newburyport, Massachusetts property were sold during the year ended December 31, 2017. We had executed a sales contract to sell our fully vacant Tewksbury, Massachusetts property, resulting in an impairment of $2.8 million when we classified the property as held for sale at December 31, 2017. These properties were located in non-core markets, and we sold or are planning to sell them to generate funds for acquisitions in our target growth markets. The impairment charge recognized during the year ended December 31, 2016 was a result of the impairment of seven properties which were classified as held for sale at various points during the year ended December 31, 2016, and we impaired the properties as the fair value less selling costs was below the carrying value. We subsequently sold five of the properties during the year ended December 31, 2016, one of the properties during the year ended December 31, 2017, and one of the properties was classified as held and used in the consolidated balance sheet at December 31, 2016, and was sold during the year ended December 31, 2017.

Other Income and Expenses

Interest expense decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This decrease was primarily a result of interest savings on mortgage debt repaid and refinanced at lower interest rates over the past 12 months coupled with reduced interest expense on our long-term financings from amortizing and balloon principal payments made during the past 12 months. Our weighted average interest rate for all debt is 4.42% at December 31, 2017, as compared to 4.48% at December 31, 2016.

Distributions attributable to our Series C Preferred Stock were eliminated, and thus decreased, during the year ended December 31, 2017, as compared to the year ended December 31, 2016, because we fully redeemed these shares during the year ended December 31, 2016.

The net gain on sale of real estate during the year ended December 31, 2017 is a result of the sale of four of our properties. The gain on sale of real estate during the year ended December 31, 2016 was a result of the sale of six of our properties.

Other income decreased during the year ended December 31, 2017, as compared to the year ended December 31, 2016, because of settlement proceeds received at one of our properties during the year ended December 31, 2016.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily because of the impairment charges recognized on three of our properties coupled with increased depreciation and amortization expense from our acquisitions during the year ended December 31, 2017 and increases to base management and incentive fees, offset by decreases in interest expense, decreases in distributions attributable to our Series C mandatorily redeemable preferred stock due to our redemption of these shares during the year ended December 31, 2016 and our gain on sale of real estate, net.

A comparison of our operating results for the years ended December 31, 2016 and 2015 is below (dollars in thousands, except per share amounts):

		For the year ended December 31,
		2016	2015	$ Change	% Change
Operating revenues
Rental revenue		$84,498	$80,892	$3,606	4.5%
Tenant recovery revenue		1,489	1,753	(264)	(15.1)%
Interest income from mortgage note receivable		385	1,121	(736)	(65.7)%
Total operating revenues		86,372	83,766	2,606	3.1%
Operating expenses
Depreciation and amortization		37,517	35,288	2,229	6.3%
Property operating expenses		5,889	5,296	593	11.2%
Base management fee		3,930	3,474	456	13.1%
Incentive fee		2,381	4,650	(2,269)	(48.8)%
Administration fee		1,474	1,419	55	3.9%
General and administrative		2,388	2,716	(328)	(12.1)%
Impairment charge		2,016	622	1,394	224.1%
Total operating expenses before credit to incentive fee		55,595	53,465	2,130	4.0%
Credit to incentive fee		—	(2,500)	2,500	(100.0)%
Total operating expenses		55,595	50,965	4,630	9.1%
Other (expense) income
Interest expense		(25,902)	(28,014)	2,112	(7.5)%
Distributions attributable to Series C mandatorily redeemable preferred stock		(1,502)	(2,743)	1,241	(45.2)%
Gain on sale of real estate		242	1,538	(1,296)	(84.3)%
Other income		343	14	329	2,350.0%
Total other expense, net		(26,819)	(29,205)	2,386	(8.2)%
Net income		3,958	3,596	362	10.1%
Distributions attributable to Series A, B and D preferred stock		(6,645)	(4,094)	(2,551)	62.3%
Distributions attributable to senior common stock		(1,011)	(1,007)	(4)	0.4%
Net loss attributable to common stockholders		$(3,698)	$(1,505)	$(2,193)	145.7%
Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted		$(0.16)	$(0.07)	$(0.09)	128.6%
FFO available to common stockholders - basic		$35,593	$32,867	$2,726	8.3%
FFO available to common stockholders - diluted		$36,604	$33,874	$2,730	8.1%
Loss per weighted average share of common stock - basic & diluted		$(0.16)	$(0.07)	$(0.09)	128.6%
FFO per weighted average share of common stock - basic		$1.53	$1.55	$(0.02)	(1.3)%
FFO per weighted average share of common stock - diluted	(1)	$1.53	$1.54	$(0.01)	(0.6)%

(1)
Diluted FFO available to common stockholders was not previously adjusted for the income impact of the assumed conversion of senior common stock, in accordance with ASC 260 ("Earnings per Share"). This adjustment has increased Diluted FFO available to common stockholders by $0.04 per share for the year ended December 31, 2015.

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

Rental revenue from same store properties increased slightly for the year ended December 31, 2016, primarily due to increased rental rates related to lease renewals. Rental revenue increased for acquired and disposed of properties for the year ended December 31, 2016, as compared to the year ended December 31, 2015, because we acquired three properties during the year ended December 31, 2016, and we included a full year of rental revenue recorded in 2016 for six properties acquired during the year ended December 31, 2015, offset by a decrease in rental revenue from the six properties we sold during 2016.

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

Operating Expenses

Depreciation and amortization increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015 primarily, due to recognizing a full year of depreciation for the six properties acquired during the year ended December 31, 2015, as well as increased depreciation expense from the three properties acquired during the year ended December 31, 2016, partially offset by a lack of depreciation expense for the six properties sold during the year ended December 31, 2016.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2016	2015	$ Change	% Change
Same Store Properties	$2,853	$2,784	$69	2.5%
Acquired & Disposed Properties	2,247	1,812	435	24.0%
Properties with Vacancy	789	700	89	12.7%
	$5,889	$5,296	$593	11.2%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the year ended December 31, 2016, as compared to the year ended December 31, 2015, is primarily a result of our incurring greater landlord obligation expenses at certain of our properties. The increase in property operating expenses for acquired and disposed of properties for the year ended December 31, 2016, as compared to the year ended December 31, 2015, is primarily a result of our gross lease properties acquired during December 31, 2015. We recognized a full year of property operating expense for these properties during the year ended December 31, 2016, as compared to a partial year during the year ended December 31, 2015.

Acquisition related expenses primarily consist of legal fees and fees incurred for third-party reports prepared in connection with potential acquisitions and our due diligence analyses related thereto. Acquisition related expenses decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, due to smaller acquisition volume over these comparable periods. We adopted ASU 2017-01 and effective October 1, 2016, we allocate the fair values in accordance with ASC 360, Property Plant and Equipment. All expenses related to the asset acquisition are capitalized and allocated among the identified assets. Prior to October 1, 2016, we allocated the fair values in accordance with ASC 805, Business Combinations, where all expenses related to the acquisition were expensed as incurred. In addition, we elected to early adopt ASU 2017-01 "Clarifying the Definition of a Business", effective October 1, 2016, whereby we concluded that our King of Prussia, Pennsylvania acquisition was an asset acquisition and not a business combination, which resulted in us capitalizing property acquisition costs associated with this transaction. We anticipate a majority of our property acquisitions will be considered asset acquisitions rather than business combinations, which will result in most acquisition expenses being capitalized, rather than expensed. Acquisition related expenses were expensed as incurred in the prior periods. During the year ended December 31, 2016, we acquired three properties, two accounted for as business combinations, as compared to the year ended December 31, 2015, whereby we acquired six properties, all accounted for as business combinations.

The base management fee paid to the Adviser increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, due to an increase in total stockholder's equity plus mezzanine equity, the main component of the amended calculation, and an increase in common stockholders’ equity, the main component of the previous calculation. We amended the calculation of the base management fee effective July 1, 2016 to include mezzanine equity in the calculation of adjusted total stockholders' equity and we amended the calculation of the base management fee effective July 1, 2015 to be equal to 1.5% of our adjusted total stockholders' equity. Prior to the July 2015, amendment, our base management fee was equal to 2.0% of our common stockholders' equity. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

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

The administration fee paid to the Administrator increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase was a result of the Company using a greater share of the Administrator's resources for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses decreased slightly for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a decrease in due diligence expenses due to reduced acquisition volume from the year ended December 31, 2016 as compared to the year ended December 31, 2015, offset by an increase in fund advertising expense, coupled with an increase in professional service subscriptions.

The impairment charge recognized during the year ended December 31, 2016 was a result of the impairments we recognized at seven of our properties, which were classified as held for sale at some point during the year ended December 31, 2016. As part of our held for sale procedures, we determined that the fair market value less selling costs was below the carrying value of the respective properties, and we impaired the properties accordingly. These properties were located in non-core markets, and we sold or were planning to sell them to generate funds for acquisitions in our target growth markets as part of our capital recycling program. Five of the impaired properties during the year ended December 31, 2016, were sold as of February 15, 2016, one of the impaired properties was classified as held for sale on the consolidated balance sheet as of December 31, 2016 and one property was classified as held and used on the consolidated balance sheet at December 31, 2016, after this asset no longer met the held for sale criteria and was recorded as held and used at the lesser of fair value or carrying value. The impairment charge recognized during the year ended December 31, 2015 was a result of the impairment of one property which was classified as held for sale during the year ended December 31, 2015, and we impaired the property as the fair value less selling costs was below the carrying value. We subsequently sold this property during the year ended December 31, 2016.

Other Income and Expenses

Interest expense decreased for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This decrease was primarily a result of interest savings on mortgage debt repaid and refinanced at lower interest rates over the 12 months ended December 31, 2016 coupled with reduced interest expense on our long-term financings from amortizing and balloon principal payments made during such 12 months. Our weighted average interest rate for all debt is 4.48% at December 31, 2016, as compared to 4.75% at December 31, 2015.

Distributions attributable to our Series C Preferred Stock, decreased during the year ended December 31, 2016, as compared to the year ended December 31, 2015, because we fully redeemed these shares during the year ended December 31, 2016.

The net gain on sale of real estate during the year ended December 31, 2016 was a result of the sale of six of our properties. The gain on sale of real estate during the year ended December 31, 2015 was a result of the sale of three of our properties.

Other income increased during the year ended December 31, 2016, as compared to the year ended December 31, 2015, because of settlement proceeds received at one of our properties during the year ended December 31, 2016.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily because of the impairment charges recognized on six of our properties, coupled with increased property operating expenses and a smaller gain on sale of real estate, net, offset by decreases in interest expense and distributions paid to Series C Preferred Stock shareholders, as well as an increase in rental income.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of December 31, 2017, was $44.4 million, including $6.7 million in cash and cash equivalents and an available borrowing capacity of $37.7 million under our Revolver. Our available borrowing capacity under the Revolver has increased to $43.2 million as of February 14, 2018.

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

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and fund our current operating costs in the near term. We also believe we will be able to refinance our mortgage debt as it matures. Additionally, to satisfy our short-term obligations, we may request credits to our management fees that are issued from our Adviser, although our Adviser is under no obligation to provide any such credits, either in whole or in part. We further believe that our cash flow from operations, coupled with the financing capital available to us in the future, are sufficient to fund our long-term liquidity needs.

Equity Capital

The following table summarizes net proceeds raised from our various equity sales during the year ended December 31, 2017 (dollars in thousands):

	Net Proceeds	Number of Shares Sold	Weighted Average Share Price
Amended Common Stock ATM Program	$45,482	2,132,523	$21.67
Series D Preferred Stock ATM Program	12,690	504,395	25.59
Underwritten Common Stock Public Offering	22,500	1,150,000	19.56
Underwritten Common Stock Public Offering Overallotment	3,398	172,500	19.70
	$84,070	3,959,418

As of February 14, 2018, we had the ability to raise up to $295.4 million of additional equity capital through the sale and issuance of securities that are registered under our Universal Shelf, in one or more future public offerings. Of the $295.4 million of available capacity under our Universal Shelf, approximately $85.6 million is reserved for additional sales under our Amended Common ATM Program, approximately $37.2 million is reserved for additional sales under our Series A and B Preferred ATM Programs, and approximately $20.6 million is reserved for additional sales under our Series D Preferred ATM Program as of February 14, 2018. We expect to continue to use our ATM programs as a source of liquidity during 2018.

Debt Capital

As of December 31, 2017, we had 45 mortgage notes payable in the aggregate principal amount of $452.5 million, collateralized by a total of 67 properties with a remaining weighted average maturity of 6.5 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2017 was 4.56%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of December 31, 2017, we had mortgage debt in the aggregate principal amount of $55.3 million payable during 2018 and $47.4 million payable during 2019. The 2018 principal amounts payable include both amortizing principal payments and seven balloon principal payments. We anticipate being able to refinance our mortgages that come due during 2018 and 2019 with a combination of new mortgage debt and the issuance of additional equity securities. We have successfully repaid $49.2 million of debt over the past 12 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Credit Facility, as well as additional funds generated from our October 2017 Credit Facility amendment, which resulted in us increasing our $25.0 million Term Loan to a $75.0 million Term Loan.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2017, was $46.8 million, as compared to net cash provided by operating activities of $41.2 million for the year ended December 31, 2016. This increase was primarily a result of an increase in rental income received from the properties acquired during the past 12 months, partially offset by an increase in base management fees due to increased activity in our portfolio, and increased property operating expenses resulting from base year leases added to our lease portfolio. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. The increase in operating expense recoveries is a result of buying properties with base year expense stops, whereby the operating expenses are offset by a like amount of expense recovery income that is included in the first year gross rental income. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2017, was $99.2 million, which primarily consisted of the acquisition of seven properties and tenant improvements performed at certain of our properties, partially offset by proceeds from the sale of real estate. Net cash used in investing activities during the year ended December 31, 2016, was $58.7 million, which primarily consisted of the acquisition of three properties, partially offset by proceeds from sale of real estate and collection of a mortgage note receivable.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2017, was $54.4 million, which primarily consisted of proceeds from the sale of common stock and sales of our Series D Preferred Stock, coupled with the expansion of our Term Loan by additional $50 million, partially offset by the distributions paid to our stockholders and principal repayments on mortgage notes payable. Net cash provided by financing activities for the year ended December 31, 2016, was $17.0 million, which primarily consisted of proceeds from the sale of common stock and sales of our Series D Preferred Stock, partially offset by the distributions paid to our stockholders and principal payments on mortgage notes payable.

Credit Facility

On October 27, 2017, we amended our existing Credit Facility. The Term Loan component of the Credit Facility was increased from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan has a revised five-year term, with a maturity date of October 27, 2022 and the Revolver has a revised four-year term, with a maturity date of October 27, 2021. The interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. We entered into interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75%.

As of December 31, 2017, there was $96.4 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.28% and $1.0 million outstanding under letters of credit at a weighted average interest rate of 1.75%. As of February 14, 2018, the maximum additional amount we could draw under the Credit Facility was $43.2 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2017.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$548,891	$55,267	$66,804	$226,893	$199,927
Interest on Debt Obligations (2)	115,889	22,202	39,772	31,908	22,007
Operating Lease Obligations (3)	6,343	465	931	711	4,236
Purchase Obligations (4)	1,100	1,100	—	—	—
	$672,223	$79,034	$107,507	$259,512	$226,170

(1)
Debt obligations represent borrowings under our Revolver, which represents $21.4 million of the debt obligation due in 2021, our Term Loan Facility, which represents $75.0 million of the debt obligation due in 2022, and mortgage notes payable that were outstanding as of December 31, 2017. This figure does not include $(0.3) million of premiums and (discounts) net, and $6.0 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, and borrowings under Term Loan, net, on the consolidated balance sheet.

(2)
Interest on debt obligations includes estimated interest on our borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of December 31, 2017.

(3)	Operating lease obligations represent the ground lease payments due on four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at six of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have assumed an interest rate swap whereby we pay a fixed rate of 1.80% to our counterparty, and receive one month LIBOR in return. For details regarding our rate cap agreements see Note 7 – Mortgage Notes Payable and Credit Facility.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2017, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1% decrease in the one month LIBOR as of December 31, 2017. As of December 31, 2017, our effective average LIBOR was 1.56%. Given that a 2% or 3% decrease in LIBOR would result in a negative rate, the impact of these fluctuations are not presented below.

	(Dollars in Thousands)
Interest Rate Change	(Decrease) increase to Interest Expense	Net Increase (decrease) to Net Income
1% Decrease to LIBOR	$(1,680)	$1,680
1% Increase to LIBOR	1,680	(1,680)
2% Increase to LIBOR	2,226	(2,226)
3% Increase to LIBOR	2,451	(2,451)

As of December 31, 2017, the fair value of our mortgage debt outstanding was $455.1 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2017, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $18.7 million and $20.1 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2017.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loan or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments, such as interest rate swaps and caps, to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

As of December 31, 2017, approximately $383.2 million of our debt bore interest at fixed rates, as shown in the future principal debt payment table below (dollars in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Fixed rate	$22,116	$37,582	$9,758	$25,282	$96,854	$191,597	$383,189
Weighted average interest rate on fixed rate debt balloon payments	5.40%	4.65%	—%	6.00%	4.94%	4.50%	4.67%
Variable rate	$33,151	$9,865	$9,599	$29,455	$75,302	$8,330	$165,702
	$55,267	$47,447	$19,357	$54,737	$172,156	$199,927	$548,891

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 14, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Commercial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gladstone Commercial Corporation and its subsidiaries as of
December 31, 2017 and December 31, 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 14, 2018

We have served as the Company’s auditor since 2003.

Gladstone Commercial Corporation
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2017	December 31, 2016
ASSETS
Real estate, at cost	$893,853	$821,749
Less: accumulated depreciation	149,417	131,661
Total real estate, net	744,436	690,088
Lease intangibles, net	118,927	105,553
Real estate and related assets held for sale, net	9,046	9,562
Cash and cash equivalents	6,683	4,658
Restricted cash	2,397	3,030
Funds held in escrow	9,369	6,806
Deferred rent receivable, net	33,333	29,725
Other assets	4,263	2,320
TOTAL ASSETS	$928,454	$851,742
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$447,380	$445,278
Borrowings under Revolver, net	20,715	39,225
Borrowings under Term Loan, net	74,532	24,892
Deferred rent liability, net	16,250	12,647
Asset retirement obligation	3,051	3,406
Accounts payable and accrued expenses	7,339	5,891
Liabilities related to assets held for sale, net	114	1,041
Due to Adviser and Administrator (1)	2,289	2,075
Other liabilities	6,554	6,667
TOTAL LIABILITIES	$578,224	$541,122
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 6,000,000 shares authorized; and 3,421,853 and 2,917,458 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively (3)	$83,432	$70,743
TOTAL MEZZANINE EQUITY	$83,432	$70,743
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 5,350,000 shares authorized and 2,264,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	$2	$2
Senior common stock, par value $0.001 per share; 4,450,000 shares authorized; and 904,819 and 959,552 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1	1
Common stock, par value $0.001 per share, 34,200,000 and 34,040,000 shares authorized and 28,384,016 and 24,882,758 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	28	25
Additional paid in capital	534,790	463,436
Accumulated other comprehensive income	35	—
Distributions in excess of accumulated earnings	(268,058)	(223,587)
TOTAL STOCKHOLDERS' EQUITY	$266,798	$239,877
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$928,454	$851,742

(1)	Refer to Note 2 “Related-Party Transactions”

(2)	Refer to Note 9 “Commitments and Contingencies”

(3)	Refer to Note 10 "Stockholders' Equity and Mezzanine Equity"

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)

	For the year ended December 31,
	2017	2016	2015
Operating revenues
Rental revenue	$92,811	$84,498	$80,892
Tenant recovery revenue	1,988	1,489	1,753
Interest income from mortgage note receivable	—	385	1,121
Total operating revenues	$94,799	$86,372	$83,766
Operating expenses
Depreciation and amortization	$42,795	$37,517	$35,288
Property operating expenses	7,688	5,889	5,296
Base management fee (1)	4,959	3,930	3,474
Incentive fee (1)	2,422	2,381	4,650
Administration fee (1)	1,272	1,474	1,419
General and administrative	2,366	2,388	2,716
Impairment charge	6,835	2,016	622
Total operating expenses before credit to incentive fee	68,337	55,595	53,465
Credit to incentive fee (1)	—	—	(2,500)
Total operating expenses	$68,337	$55,595	$50,965
Other (expense) income
Interest expense	$(24,570)	$(25,902)	$(28,014)
Distributions attributable to Series C mandatorily redeemable preferred stock	—	(1,502)	(2,743)
Gain on sale of real estate, net	3,993	242	1,538
Other income	52	343	14
Total other expense, net	$(20,525)	$(26,819)	$(29,205)
Net income	$5,937	$3,958	$3,596
Distributions attributable to Series A, B and D preferred stock	(9,890)	(6,645)	(4,094)
Distributions attributable to senior common stock	(986)	(1,011)	(1,007)
Net loss attributable to common stockholders	$(4,939)	$(3,698)	$(1,505)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.19)	$(0.16)	$(0.07)
Weighted average shares of common stock outstanding
Basic and Diluted	26,358,237	23,193,962	21,159,597
Distributions declared per common share	$1.50	$1.50	$1.50
Earnings per weighted average share of senior common stock	$1.05	$1.05	$1.05
Weighted average shares of senior common stock outstanding - basic	938,779	960,667	960,016
Comprehensive income
Change in unrealized gain related to interest rate hedging instruments, net	$35	$—	$—
Other Comprehensive income	35	—	—
Net income	5,937	3,958	3,596
Comprehensive income	$5,972	$3,958	$3,596

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands)

	Series A and B Preferred Stock	Common Stock	Senior Common Stock	Series A and B Preferred Stock	Senior Common Stock	Common Stock	Additional Paid in Capital	Notes Receivable from Employees	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2014	2,150,000	19,589,606	809,411	$2	$1	$20	$369,748	$(375)	$—	$(151,724)	$217,672
Issuance of Series A and B preferred stock and common stock, net	—	2,896,001	162,803	—	—	2	49,149	—	—	—	49,151
Principal repayments of employee notes receivable	—	—	—	—	—	—	—	375	—	—	375
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	—	(36,923)	(36,923)
Net income	—	—	—	—	—	—	—	—	—	3,596	3,596
Balance at December 31, 2015	2,150,000	22,485,607	972,214	$2	$1	$22	$418,897	$—	$—	$(185,051)	$233,871
Issuance of Series A and B preferred stock and common stock, net	114,000	2,397,151	—	—	—	3	44,717	—	—	—	44,720
Retirement of senior common stock, net	—	—	(12,662)	—	—	—	(178)	—	—	—	(178)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	—	(42,494)	(42,494)
Net income	—	—	—	—	—	—	—	—	—	3,958	3,958
Balance at December 31, 2016	2,264,000	24,882,758	959,552	$2	$1	$25	$463,436	$—	$—	$(223,587)	$239,877
Issuance of Series A and B preferred stock and common stock, net	—	3,455,023	—	—	—	3	71,378	—	—	—	71,381
Conversion of senior common stock to common stock	—	46,235	(53,135)	—	—	—	—	—	—	—	—
Retirement of senior common stock, net	—	—	(1,598)	—	—	—	(24)	—	—	—	(24)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	—	(50,408)	(50,408)
Comprehensive income	—	—	—	—	—	—	—	—	35	—	35
Net income	—	—	—	—	—	—	—	—	—	5,937	5,937
Balance at December 31, 2017	2,264,000	28,384,016	904,819	$2	$1	$28	$534,790	$—	$35	$(268,058)	$266,798
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$5,937	$3,958	$3,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,795	37,517	35,288
Impairment charge	6,835	2,016	622
Gain on sale of real estate, net	(3,993)	(242)	(1,538)
Amortization of deferred financing costs	1,713	1,932	1,955
Amortization of deferred rent asset and liability, net	(851)	(663)	(515)
Amortization of discount and premium on assumed debt	(99)	(175)	(314)
Unrealized gain related to interest rate hedging instruments, net	35	—	—
Asset retirement obligation expense	125	148	152
Operating changes in assets and liabilities
(Increase) decrease in other assets	(1,901)	528	(1,185)
Increase in deferred rent receivable	(3,077)	(3,423)	(4,464)
(Decrease) increase in accounts payable, accrued expenses, and amount due Adviser and Administrator	(524)	932	(452)
Increase (decrease) in other liabilities	521	(385)	(43)
Tenant inducement payments	(122)	(115)	—
Leasing commissions paid	(552)	(867)	(1,615)
Net cash provided by operating activities	$46,842	$41,161	$31,487
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(120,978)	$(66,570)	$(77,798)
Improvements of existing real estate	(9,216)	(5,875)	(6,689)
Proceeds from sale of real estate	29,499	6,431	6,683
Issuance of mortgage note receivable	—	—	(300)
Collection of mortgage note receivable	—	5,900	—
Receipts from lenders for funds held in escrow	7,302	3,728	6,947
Payments to lenders for funds held in escrow	(5,899)	(3,000)	(3,385)
Receipts from tenants for reserves	2,093	3,435	3,429
Payments to tenants from reserves	(2,666)	(3,898)	(2,811)
Decrease (increase) in restricted cash	633	1,175	(658)
Deposits on future acquisitions	(3,150)	(2,500)	(1,700)
Deposits applied against acquisition of real estate investments	3,150	2,000	1,800
Deposits refunded	—	500	—
Net cash used in investing activities	$(99,232)	$(58,674)	$(74,482)
Cash flows from financing activities:
Proceeds from issuance of equity	$86,260	$118,362	$50,165
Offering costs paid	(2,190)	(2,899)	(1,066)
Retirement of senior common stock	(24)	(178)	—
Redemption of Series C mandatorily redeemable preferred stock	—	(38,500)	—
Borrowings under mortgage notes payable	51,208	78,705	68,499
Payments for deferred financing costs	(1,990)	(1,500)	(1,880)
Principal repayments on mortgage notes payable	(60,080)	(88,899)	(66,714)
Principal repayments on employee notes receivable	—	—	375
Proceeds from issuance of term loan facility	50,000	—	25,000
Borrowings from revolving credit facility	116,900	129,400	77,000
Repayments on revolving credit facility	(135,200)	(135,000)	(75,000)
(Decrease) increase in security deposits	(61)	22	40
Distributions paid for common, senior common and preferred stock	(50,408)	(42,494)	(36,871)
Net cash provided by financing activities	$54,415	$17,019	$39,548

Net increase (decrease) in cash and cash equivalents	$2,025	$(494)	$(3,447)
Cash and cash equivalents, beginning of period	$4,658	$5,152	$8,599
Cash and cash equivalents, end of period	$6,683	$4,658	$5,152
NON-CASH INVESTING AND FINANCING INFORMATION
Cash paid during year for interest	$22,352	$25,337	$29,259
Tenant funded fixed asset improvements	$3,018	$4,879	$766
Assumed mortgage in connection with acquisition	$11,179	$—	$—
Assumed interest rate swap fair market value	$42	$—	$—
Assumed tenant improvement allowance in connection with acquisition	$3,966	$—	$—
Capital improvements included in accounts payable and accrued expenses	$1,495	$3,275	$4,488
Increase in asset retirement obligation assumed in acquisition	$—	$—	$56
Senior common dividend issued in the dividend reinvestment program	$—	$—	$52
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Notes to Consolidated Financial Statements

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation is a real estate investment trust ("REIT"), that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and office mortgage loans; however, we do not have any mortgage loans currently outstanding. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation (the "Adviser"), and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company (the "Administrator"), each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the "Operating Partnership").

All further references herein to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation. All references to annualized GAAP (as defined below) rent are rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease.

Subsidiaries

We conduct substantially all of our operations through the Operating Partnership. As we currently own all of the general and limited partnership interests of the Operating Partnership through two of our subsidiaries, GCLP Business Trust I and II, the financial position and results of operations of the Operating Partnership are consolidated within our financial statements.

Gladstone Commercial Lending, LLC, a Delaware limited liability company ("Gladstone Commercial Lending"), a subsidiary of ours, was created to conduct all operations related to our real estate mortgage loans. As the Operating Partnership currently owns all of the membership interests of Gladstone Commercial Lending, the financial position and results of operations of Gladstone Commercial Lending are consolidated with ours.

Gladstone Commercial Advisers, Inc., a Delaware corporation ("Commercial Advisers"), and wholly-owned taxable REIT subsidiary ("TRS") of ours, was created to collect any non-qualifying income related to our real estate portfolio. There has been no such income earned to date. Since we own 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated within our financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Real Estate and Lease Intangibles

We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation using the straight-line method over the estimated useful life, or up to 39 years, for buildings and improvements, five to 20 years for equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

Most properties that we acquire are already being operated as rental properties, which we consider to be asset acquisitions under Accounting Standards Codification ("ASC") 360, "Property Plant and Equipment" after adopting Accounting Standards Update 2017-01 "Clarifying the Definition of a Business" ("ASU 2017-01"), described in more detail below. We adopted ASU 2017-01 on October 1, 2016. When an acquisition is considered an asset acquisition, ASC 360 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt assumed and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 360 allows us to capitalize all expenses related to an acquisition accounted for as an asset acquisition into the cost of the acquisition.

Prior to us adopting ASU 2017-01 on October 1, 2016, we considered most of our asset acquisitions to be business combinations under ASC 805, "Business Combinations," as we typically acquired properties with in-place leases. When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt assumed and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 805 requires that all expenses related to an acquisition accounted for as a business combination to be expensed as incurred, rather than capitalized into the cost of the acquisition. We had treated our property acquisitions as business combinations prior to the application of ASU 2017-01, resulting in acquisition costs being expensed rather than capitalized for periods prior to October 1, 2016.

Management’s estimates of fair value are made using methods similar to those used by independent appraisers (e.g. discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. In estimating carrying costs, management also includes lost reimbursement of real estate taxes, insurance and other operating expenses as well as estimates of lost rents at market rates during the hypothetical expected lease-up periods, which generally range from nine to 18 months, depending on specific local market conditions. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

We allocate purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets on the date of acquisition.

Above-market and below-market in-place lease fair values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.7 million, $0.5 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $1.5 million, $1.2 million, and $0.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The value of in-place leases and lease origination costs are amortized to amortization expense over the remaining term of the respective leases, which generally range from seven to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to amortization expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $15.9 million, $13.4 million, and $13.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

When properties are considered held for sale, but do not qualify as a discontinued operation, we present qualifying assets and liabilities as held for sale in the consolidated balance sheet in all periods that the qualifying assets and liabilities meet the held for sale criteria under ASC 360-10-49-9. The components of the held for sale property's net income (loss) is recorded within continuing operations under the consolidated statement of operations and comprehensive income.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $2.0 million, $1.5 million, and $1.9 million for deferred financing costs during the years ended December 31, 2017, 2016, and 2015, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $1.7 million, $1.9 million, and $2.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Deferred rent liability in the accompanying consolidated balance sheet includes the capitalized below-market in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. No such reserves or direct write offs were recorded during the years ended December 31, 2017, 2016 and 2015, respectively.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2017, 2016, and 2015, we did not record any provisions for uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the estimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We accrued $0.0 million, $0.0 million and $0.1 million in liabilities in connection with acquisitions for the years ended December 31, 2017, 2016, and 2015, respectively. We recorded accretion expense of $0.1 million, $0.1 million, and $0.2 million during the years ended December 31, 2017, 2016, and 2015, respectively, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $6.3 million and the discount rates used in the calculations range from 2.5% to 7.0%. We do not expect to make any material payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income

We record the effective portion of changes in the fair value of the interest rate cap and swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2017, 2016, and 2015, we reconciled net income to comprehensive income on the consolidated statements of operations and comprehensive income in the accompanying consolidated financial statements.

Segment Reporting

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and, accordingly, have only one reporting and operating segment.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt this guidance for our annual and interim periods beginning January 1, 2018 and expect to use the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements. Further, as discussed below, once the new guidance regarding the principles for the recognition measurement, presentation and disclosure of leases goes into effect on January 1, 2019, we expect the new revenue standard will apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (examples include common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. Revenue from these non-lease components, which were previously recognized on a straight-line basis under current lease guidance, would be recognized under the new revenue guidance as the related services are delivered. As a result, while our total revenue recognized over the lease term would not differ under the new guidance, the revenue recognition pattern could be different. We are currently in process of evaluating the impact of revenue recognition from the adoption of the lease standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is expected to minimally impact our consolidated financial statements as we currently have four operating ground lease arrangements with terms greater than one year for which we are the lessee, and we don't expect the purchase of properties with ground leases to be crucial to our acquisition strategy. We also expect our general and administrative expense to increase as the new standard requires us to expense non-incremental leasing costs that were previously capitalized to leasing commissions. ASC 2016-02 supersedes the previous leases standard, ASC 840 "Leases." The standard is effective on January 1, 2019, with early adoption permitted and we will adopt using the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)," which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The areas addressed in the new guidance relate to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions and separately identifiable cash flows and application of the predominance principle. The guidance is effective for us beginning January 1, 2018 with early adoption permitted, and the standard requires retrospective adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents. Under the new guidance, amounts described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for us beginning January 1, 2018, with early adoption permitted, and the standard requires retrospective adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued Accounting Standards Update 2017-05 ("ASU 2017-05") to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated, and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The amendments to the nonfinancial asset guidance are effective at the same time an entity adopts the new revenue guidance. We are in the process of evaluating the impact of this new guidance on our consolidated financial statements. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. We expect to utilize the modified retrospective approach.

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"). The new standard simplifies the application of hedge accounting and better aligns financial reporting for hedging activities with companies' economic objectives in undertaking those activities. Under the new guidance, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income instead of income. The new guidance also eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The guidance is effective beginning January 1, 2019, with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements.

Reclassifications

Certain items on the consolidated statement of operations and comprehensive income for the years ended December 31, 2016 and 2015 have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously-reported equity, net loss attributable to common stockholders, or net change in cash and cash equivalents.

2. Related-Party Transactions

Gladstone Management Corporation and Gladstone Administration, LLC

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is an executive managing director of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the "Advisory Agreement"), and an administration agreement with our Administrator (the "Administration Agreement"). The services and fees under the Advisory Agreement and Administration Agreement are described below. At December 31, 2017 and December 31, 2016, $2.3 million and $2.1 million, respectively, was collectively due to our Adviser and Administrator.

Base Management Fee

On January 10, 2017, we entered into a Fourth Amended and Restated Investment Advisory Agreement with the Adviser, effective as of October 1, 2016. Our entrance into the Advisory Agreement and each amendment was approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2017 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2018.

Under the Advisory Agreement, the calculation of the annual base management fee equals 1.5% of our adjusted total stockholders’ equity, which is our total stockholders’ equity plus total mezzanine equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee). The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources. Prior to July 2015, our Advisory Agreement provided for an annual base management fee equal to 2.0% of our common stockholders’ equity, which was our total stockholders’ equity, less the recorded value of any preferred stock and adjusted to exclude the effect of any unrealized gains, losses, or other items that did not affect realized net income (including impairment charges).

For the years ended December 31, 2017, 2016, and 2015, we recorded a base management fee of $5.0 million, $3.9 million, and $3.5 million, respectively.

Incentive Fee

Pursuant to the Advisory Agreement, the calculation of the incentive fee rewards the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the new hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

The incentive fee prior to July 2015 rewarded the Adviser in circumstances where our quarterly funds from operations, or FFO, before giving effect to any incentive fee, or pre-incentive fee FFO, exceeded 1.75%, or 7.0% annualized, or the hurdle rate, of common stockholders’ equity. FFO included any realized capital gains and capital losses, less any distributions paid on preferred stock and Senior Common Stock (defined herein), but FFO did not include any unrealized capital gains or losses (including impairment charges). The Adviser received 100.0% of the amount of the pre-incentive fee FFO that exceeded the hurdle rate, but was less than 2.1875% of our common stockholders’ equity. The Adviser also received an incentive fee of 20.0% of the amount of our pre-incentive fee FFO that exceeded 2.1875% of common stockholders’ equity.

For the years ended December 31, 2017, 2016, and 2015, we recorded an incentive fee of $2.4 million, $2.4 million, and $4.7 million, respectively, offset by credits related to unconditional, voluntary and irrevocable waivers issued by the Adviser of $0.0 million, $0.0 million, and $2.5 million, respectively, resulting in a net incentive fee for the years ended December 31, 2017, 2016, and 2015, of $2.4 million, $2.4 million, and $2.2 million, respectively. Our Board of Directors accepted the Adviser’s offer to waive, on a quarterly basis, a portion of the incentive fee for the six months covering January 1, 2015 through June 30, 2015 in order to support the current level of distributions to our stockholders. The Adviser did not waive any portion of the incentive fee for the year ended December 31, 2017 and 2016, nor the six months ended December 31, 2015. Waivers cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2017, 2016, and 2015. As a result of the January 2017 amendment to the Advisory Agreement, the calculation of the capital gains fee is based on the all-in acquisition cost of disposed of properties. The impact of this amendment would not have resulted in a capital gains fee for previously reported periods.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the years ended December 31, 2017, 2016, and 2015, we recorded an administration fee of $1.3 million, $1.5 million, and $1.4 million, respectively. Our Board of Directors reviews and considers approving or renewing the Administration Agreement each July.

Gladstone Securities, LLC

Gladstone Securities, LLC ("Gladstone Securities"), is a privately held broker dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.

Dealer Manager Agreement

In connection with the offering of our Senior Common Stock (see Note 10, “Stockholders’ and Mezzanine Equity,” for further details) we entered into a Dealer Manager Agreement, dated March 25, 2011 (the "Dealer Manager Agreement"), with Gladstone Securities pursuant to which Gladstone Securities agreed to act as our exclusive dealer manager in connection with the offering. The Dealer Manager Agreement terminated according to its terms on March 28, 2015, requiring us to write-off $0.1 million of deferred offering costs to general and administrative expense. Pursuant to the terms of the Dealer Manager Agreement, Gladstone Securities was entitled to receive a sales commission in the amount of 7.0% of the gross proceeds of the shares of Senior Common Stock sold, plus a dealer manager fee in the amount of 3.0% of the gross proceeds of the shares of Senior Common Stock sold. In addition, we agreed to indemnify Gladstone Securities against various liabilities, including certain liabilities arising under the federal securities laws. We did not make any payments during the years ended December 31, 2017 and 2016 to Gladstone Securities pursuant to this agreement. We made approximately $0.3 million during the year ended December 31, 2015 to Gladstone Securities pursuant to this agreement. All such payments are reflected as a component of Senior Common Stock costs as reflected in Note 10.

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.2 million, $0.3 million, and $0.2 million during the years ended December 31, 2017, 2016, and 2015, respectively, which are included in mortgage notes payable, net, in the consolidated balance sheets, or 0.24%, 0.32%, and 0.29% of total mortgages secured during the respective periods. Our Board of Directors renewed the agreement for an additional year, through August 31, 2018, at its July 2017 meeting.

3. Loss per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the years ended December 31, 2017, 2016 and 2015, respectively. We computed basic loss per share for the years ended December 31, 2017, 2016 and 2015, respectively, using the weighted average number of shares outstanding during the periods. Diluted loss per share for the years ended December 31, 2017, 2016 and 2015, reflects additional shares of common stock related to our convertible Senior Common Stock (if the effect would be dilutive), that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2017	2016	2015
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(4,939)	$(3,698)	$(1,505)
Denominator for basic weighted average shares of common stock	26,358,237	23,193,962	21,159,597
Basic loss per share of common stock	$(0.19)	$(0.16)	$(0.07)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(4,939)	$(3,698)	$(1,505)
Net loss attributable to common stockholders plus assumed conversions (1)	$(4,939)	$(3,698)	$(1,505)
Denominator for basic weighted average shares of common stock	26,358,237	23,193,962	21,159,597
Effect of convertible Senior Common Stock (1)	—	—	—
Denominator for diluted weighted average shares of common stock (1)	26,358,237	23,193,962	21,159,597
Diluted loss per share of common stock	$(0.19)	$(0.16)	$(0.07)

(1)
We excluded convertible shares of Senior Common Stock of 753,881, 800,116, and 782,957 from the calculation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2017 and 2016, respectively, excluding real estate held for sale as of December 31, 2017 and 2016, respectively (dollars in thousands):

	December 31, 2017	December 31, 2016
Real estate:
Land	$121,783	$104,719
Building and improvements	708,948	662,661
Tenant improvements	63,122	54,369
Accumulated depreciation	(149,417)	(131,661)
Real estate, net	$744,436	$690,088

Real estate depreciation expense on building and tenant improvements was $26.9 million, $24.1 million, and $22.2 million for the years ended December 31, 2017, 2016, and 2015 respectively.

Acquisitions

Certain acquisitions during the year ended December 31, 2016, were accounted for as business combinations in accordance with ASC 805, as there was a prior leasing history on the property. The fair value of all assets acquired and liabilities assumed were determined in accordance with ASC 805, and all acquisition-related costs were expensed as incurred. Commencing in the fourth quarter of 2016, we adopted ASU 2017-01 which narrows the scope of transactions that would be accounted under ASC 805. Under ASU 2017-01, if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the grouping is not a business, and rather an asset acquisition. Our fourth quarter 2016 acquisition has been deemed an asset acquisition when evaluated under the new guidance, and all acquisition-related costs have been capitalized.

During the year ended December 31, 2017 and 2016 we acquired seven and three properties, respectively, which are summarized below (dollars in thousands):

Year Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs		Aggregate Annualized GAAP Rent	Aggregate Debt Issued or Assumed
December 31, 2017	(1)	871,038	10.1 Years	$132,157	$1,356	(3)	$15,507	$54,887	(4)
December 31, 2016	(2)	329,620	10.5 Years	$66,570	$179		$5,589	$38,800

(1)
On June 22, 2017, we acquired a 60,016 square foot property in Conshohocken, Pennsylvania for $15.7 million. We assumed $11.2 million of mortgage debt in connection with this acquisition. The annualized GAAP rent on the 8.5 year lease is $1.7 million. On July 7, 2017, we acquired a 300,000 square foot property in Philadelphia, Pennsylvania for $27.1 million. We issued $14.9 million of mortgage debt with a fixed interest rate of 3.75% in connection with this acquisition. The annualized GAAP rent on the 15.4 year lease is $2.3 million. On July 31, 2017, we acquired a 306,435 square foot three property portfolio located in Maitland, Florida for $51.6 million. We issued $28.8 million of mortgage debt with a fixed interest rate of 3.89% in connection with this acquisition. This portfolio has a weighted average lease term of 8.6 years, and annualized GAAP rent of $6.8 million. On December 1, 2017, we acquired a 102,559 square foot property in Columbus, Ohio for $17.3 million. The annualized GAAP rent on the weighted average 6.9 year leases is $1.7 million. On December 1, 2017, we acquired a 102,028 square foot property in Salt Lake City, Utah for $20.5 million. The annualized GAAP rent on the 10.1 year lease is $3.0 million.

(2)
On May 26, 2016, we acquired a 107,062 square foot property in Salt Lake City, Utah for $17.0 million. We borrowed $9.9 million to fund the acquisition. The annualized GAAP rent on the 6.0 year lease is $1.4 million. On September 12, 2016 we acquired a 119,224 square foot property in Fort Lauderdale, Florida for $23.9 million. We borrowed $14.1 million to fund the acquisition. The annualized GAAP rent on the 9.0 year lease is $2.0 million. On December 14, 2016, we acquired a 103,334 square foot property in King of Prussia, Pennsylvania for $25.7 million, including $0.2 million of acquisition-related costs that were allocated among the identifiable assets acquired. These acquisition-related costs are not included in the aggregated costs in the table above. We borrowed $14.8 million to fund the acquisition. The annualized GAAP rent on the 15.0 year lease is $2.2 million. Our King of Prussia, PA acquisition in the fourth quarter was accounted for as an asset acquisition under ASC 360.

(3)
We adopted ASU 2017-01 during the quarter ended December 31, 2016. As a result, we treated our acquisitions during the year ended December 31, 2017 as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $1.4 million of acquisition costs that would otherwise have been expensed under business combination treatment.

(4)
We assumed an interest rate swap in connection with $11.2 million of assumed debt on our Conshohocken, Pennsylvania acquisition, pursuant to which we will pay our counterparty a fixed interest rate of 1.80%, and receive a variable interest rate of one month LIBOR from our counterparty. Our total interest rate is fixed at 3.55%. The interest rate swap had a fair value of $0.04 million upon the date of assumption, and subsequently increased in value to $0.3 million at December 31, 2017. We have elected to treat this interest rate swap as a cash flow hedge, and all changes in fair market value will be recorded to accumulated other comprehensive income on the consolidated balance sheets.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the year ended December 31, 2017 and 2016, respectively, as follows (dollars in thousands):

Business Combinations
	Year ended December 31, 2017	Year ended December 31, 2016
Acquired assets and liabilities	Purchase price	Purchase price
Land	$—	$7,125
Building and improvements	—	22,934
Tenant Improvements	—	3,240
In-place Leases	—	3,355
Leasing Costs	—	1,437
Customer Relationships	—	3,090
Above Market Leases	—	—
Below Market Leases	—	(281)
Total Purchase Price	$—	$40,900

Asset Acquisitions
	Year ended December 31, 2017	Year ended December 31, 2016
Acquired assets and liabilities	Purchase price	Purchase price
Land	$21,509	$3,681
Building	68,617	11,682
Tenant Improvements	9,977	4,057
In-place Leases	12,018	2,669
Leasing Costs	7,066	1,987
Customer Relationships	10,806	1,406
Above Market Leases	3,824	188
Below Market Leases	(2,101)	—
Discount on Assumed Debt	399	—
Fair Value of Interest Rate Swap Assumed	42	—
Total Purchase Price	$132,157	$25,670

Total Purchase Price on all Acquisitions	$132,157	$66,570

Below is a summary of the total revenue and earnings recognized on the two and six asset acquisitions treated as business combinations completed during the years ended December 31, 2016 and 2015 respectively (dollars in thousands):

	For the year ended December 31, 2016	For the year ended December 31, 2015
Rental Revenue	$1,462	$4,919
Earnings	162	63

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the business combinations completed in 2016, were completed as of January 1, 2015, and the business combinations completed during 2015, were completed as of January 1, 2014. The pro-forma earnings for the years ended December 31, 2016 and 2015 were adjusted to assume that the acquisition-related costs were incurred as of the beginning of the comparative period (dollars in thousands, except per share amounts):

	For the year ended December 31,
	(unaudited)
	2016	2015
Operating Data:
Total operating revenue	$88,304	$89,720
Total operating expenses	(56,697)	(54,480)
Other expenses, net	(27,429)	(31,014)
Net income	4,178	4,226
Dividends attributable to preferred and senior common stock	(7,656)	(5,101)
Net loss attributable to common stockholders	$(3,478)	$(875)
Share and Per Share Data:
Basic and diluted loss per share of common stock - pro forma	$(0.15)	$(0.04)
Basic and diluted loss per share of common stock - actual	$(0.16)	$(0.07)
Weighted average shares outstanding-basic and diluted	23,193,962	21,159,597

Significant Real Estate Activity on Existing Assets

During the year ended December 31, 2017 and 2016, we executed nine and nine leases, respectively, which are aggregated below (dollars in thousands):

Year Ended	Aggregate Square Footage	Weighted Average Lease Term		Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
December 31, 2017	880,749	9.2 Years	(1)	$6,976	$1,264	$742
December 31, 2016	551,335	3.9 Years	(2)	$2,478	$1,244	$436

(1)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have terms ranging from 1 year to 11.3 years.

(2)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have terms ranging from 1 year to 7.7 years.

On May 31, 2016, we reached a legal settlement with the previous tenant on one property to compensate us for deferred capital obligations and repairs they were required to perform during their tenancy. We recognized $0.3 million, recorded in other income on the consolidated statement of operations and comprehensive income, related to reimbursed deferred capital obligations, and received $0.9 million as a reimbursement of repairs incurred during the year ended December 31, 2016 in connection with the legal settlement received, which was recorded net against operating expenses on the consolidated statement of operations and comprehensive income.

During the year ended December 31, 2017, we completed a 75,000 square foot expansion of our existing industrial property in Vance, Alabama for a total project cost of $6.7 million. With the completion of the expansion, the lease term reset for a 10 year term, which has been included in the table above. We recognized rental income of $1.8 million, $1.2 million, and $1.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses and excluding real estate held for sale as of December 31, 2017, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2018	$98,379
2019	98,805
2020	91,777
2021	83,241
2022	76,481
Thereafter	313,241
$761,924

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of December 31, 2017 and 2016, excluding real estate held for sale as of December 31, 2017 and 2016, respectively (in thousands):

	December 31, 2017		December 31, 2016
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$80,355	$(33,201)	$71,482	$(28,182)
Leasing costs	55,695	(23,016)	48,000	(18,599)
Customer relationships	58,892	(19,798)	50,252	(17,400)
	$194,942	$(76,015)	$169,734	$(64,181)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$14,425	$(7,962)	$10,479	$(7,296)
Below market leases and deferred revenue	(26,725)	10,475	(21,606)	8,959
	$(12,300)	$2,513	$(11,127)	$1,663

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $15.9 million, $13.4 million, and $13.1 million for the years ended December 31, 2017, 2016, and 2015, respectively, and is included in depreciation and amortization expense in the consolidated statement of operations and comprehensive income.

Total amortization related to above-market lease values was $0.7 million, $0.5 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively, and is included in rental revenue in the consolidated statement of operations and comprehensive income.

Total amortization related to below-market lease values was $1.5 million, $1.2 million, and $0.9 million for the years ended December 31, 2017, 2016, and 2015, respectively, and is included in rental revenue in the consolidated statement of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2017 and 2016, respectively, were as follows:

Intangible Assets & Liabilities	2017	2016
In-place leases	9.4	11.5
Leasing costs	9.4	11.5
Customer relationships	12.8	15.8
Above market leases	10.0	5.2
Below market leases	8.4	7.9
All intangible assets & liabilities	10.2	12.5

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs and customer relationships for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2017 (dollars in thousands):

Year	Estimated Amortization Expense of In-Place Leases, Leasing Costs and Customer Relationships
2018	$19,100
2019	19,086
2020	17,323
2021	14,808
2022	12,561
Thereafter	36,049
$118,927

The estimated aggregate rental income to be recorded for the amortization of both above and below market leases for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2017 (dollars in thousands):

Year	Net Increase to Rental Income Related to Above and Below Market Leases
2018	$1,023
2019	1,023
2020	1,079
2021	1,021
2022	1,180
Thereafter	4,291
$9,617
(1) Does not include ground lease amortization of $170.

5. Real Estate Dispositions, Held for Sale, and Impairment Charges

Real Estate Dispositions

During the year ended December 31, 2017, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2017, we sold four non-core properties and applied the proceeds towards outstanding debt and property acquisitions, which is summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Twelve Months Ended December 31, 2017	Aggregate Gain on Sale of Real Estate, net
593,763	$30,302	$803	$3,999	$3,993

Our 2017 dispositions were not classified as discontinued operations because they do not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the years ended December 31, 2017, 2016, and 2015, respectively (dollars in thousands):

	For the year ended December 31,
	2017		2016	2015
Operating revenue	$1,280		$2,569	$2,958
Operating expense	4,449	(1)	1,883	1,192
Other income (expense), net	3,831	(2)	(403)	(922)
Income from real estate and related assets sold	$662		$283	$844
  (1) Includes $4.0 million impairment charge
  (2) Includes $4.0 million gain on sale of real estate, net

Real Estate Held for Sale

At December 31, 2017, we had two properties classified as held for sale, located in Arlington, Texas, and Tewksbury, Massachusetts. We considered both assets to be non-core to our long term strategy. Both of these properties are under contract to sell, and we anticipate both sales will be completed during the first quarter of 2018.

At December 31, 2016, we had two properties classified as held for sale, located in Franklin Township, New Jersey, and Hazelwood, Missouri. Both of these properties were sold during the year ended December 31, 2017.

Our assets classified as held for sale at December 31, 2017 were not classified as discontinued operations because they do not represent a strategic shift in our operations, nor will they have a major effect on our operations and financial results.

The table below summarizes the components of income from real estate and related assets held for sale at December 31, 2017 (dollars in thousands):

	For the year ended December 31,
	2017		2016	2015
Operating revenue	$872		$1,121	$1,121
Operating expense	3,538	(1)	556	559
Other income, net	—		(158)	(232)
(Loss) income from real estate and related assets held for sale	$(2,666)		$407	$330
     (1) Includes $2.8 million impairment charge

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying consolidated balance sheet (dollars in thousands):

	December 31, 2017	December 31, 2016
Assets Held for Sale
Real estate, at cost	$12,997	$11,454
Less: accumulated depreciation	3,970	2,668
Total real estate held for sale, net	9,027	8,786
Lease intangibles, net	9	200
Deferred rent receivable, net	10	575
Other assets	—	1
Total Assets Held for Sale	$9,046	$9,562
Liabilities Held for Sale
Deferred rent liability, net	$—	$755
Asset retirement obligation	114	286
Total Liabilities Held for Sale	$114	$1,041

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the year ended December 31, 2017 and identified two held and used assets which were impaired during the first quarter of 2017. We did not identify any impairment on held and used assets during any other quarter of 2017. For these properties, during first quarter 2017, we received unsolicited interest from potential buyers, and as a result, we included a sale scenario and shortened our hold period when comparing the undiscounted cash flows against the respective carrying values. Based upon our analysis, we concluded that the undiscounted cash flows for these properties were below their respective carrying values indicating that these assets were impaired as of March 31, 2017, and accordingly, we recorded an impairment charge of $3.7 million during the three months ended March 31, 2017. During the three months ended June 30, 2017, we sold one of these impaired properties to the tenant for a further loss on sale of $1.8 million, which is included in gain on sale of real estate, net on the consolidated statements of operations and comprehensive income. During the second quarter of 2017, we became aware of a decline in the tenant's financial results. The tenant expressed interest in acquiring our property as part of their corporate reorganization. Due to the re-tenanting risk of a vacant property and the non-core market location, we executed a sale with the tenant. We sold the other impaired property during the three months ended September 30, 2017, recognizing a gain on sale of $1,000. We performed the same analysis on our held and used assets during the year ended December 31, 2016, and concluded none of these held and used assets were impaired.

In connection with our held for sale process, we perform an analysis of all properties classified as held for sale at various points during the year ended December 31, 2017, and compare the fair market value of the asset less selling costs against the carrying value of assets available for sale. As a result of this analysis, we recorded aggregate impairment charges of $3.1 million on two properties classified as held for sale during various points during the year ended December 31, 2017. One of the impaired properties was sold during the third quarter of 2017, and the other is currently under contract to sell, with a sale expected to be completed during the first quarter of 2018.

We recognized $2.0 million of impairment charges on seven properties during the year ended December 31, 2016. Five of these properties were sold during the year ended December 31, 2016, one property was classified as held for sale on our consolidated balance sheet at December 31, 2016, and one property was classified as held and used at December 31, 2016. We recorded the held and used asset at fair market value, as the fair market value was less than the carrying value of assets available for sale.

We recognized $0.6 million of impairment charges on one property during the year ended December 31, 2015. This property was classified as held for sale during the year ended December 31, 2015, and through our held for sale analysis, we concluded that the fair market value less selling costs was below the carrying value of this property. This property was sold in May 2016.

The fair values for the above properties were calculated using Level 3 inputs which were calculated using an estimated sales price, less estimated costs to sell. The estimated sales price was determined using executed purchase and sale agreements.

6. Mortgage Note Receivable

On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Subsequently, on April 14, 2015, we closed an additional $0.3 million interim financing loan for the development of the Phoenix, Arizona property. Construction was completed in July 2015 and we earned 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we were granted a right of first offer to purchase the property at fair value. We elected not to purchase the property, but did receive an exit fee upon maturity of the loan in an amount sufficient for us to earn an internal rate of return of 22.0% on the second mortgage development loan, inclusive of interest earned. We have recognized $0.0 million, $0.4 million and $1.1 million in aggregate cash interest income and accrued exit fee revenue during the years ended December 31, 2017, 2016, and 2015, respectively. The principal balance of the loans and all associated interest and exit fee revenue was received in January 2016. We currently have no mortgage notes receivable outstanding.

7. Mortgage Notes Payable, Revolving Credit Facility, and Term Loan Facility

Our revolving credit facility and term loan facility are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of December 31, 2017 and December 31, 2016 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	December 31, 2017		December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2017
Mortgage and other secured loans:
Fixed rate mortgage loans	48		$383,189	$378,477	(1)	(2)
Variable rate mortgage loans	19		69,302	71,707	(3)	(2)
Premiums and discounts, net	-		(281)	217	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(4,830)	(5,123)	N/A	N/A
Total mortgage notes payable, net	67		$447,380	$445,278	(4)
Variable rate revolving credit facility	29	(6)	$21,400	$39,700	LIBOR + 1.75%	10/27/2021
Deferred financing costs, revolving credit facility	-		(685)	(475)	N/A	N/A
Total revolver, net	29		$20,715	$39,225
Variable rate term loan facility	-		$75,000	$25,000	LIBOR + 1.70%	10/27/2022
Deferred financing costs, term loan facility	-		(468)	(108)	N/A	N/A
Total term loan, net	N/A		$74,532	$24,892
Total mortgage notes payable and credit facility	96		$542,627	$509,395	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.55% to 6.63%.

(2)	We have 45 mortgage notes payable with maturity dates ranging from 7/1/2018 through 7/1/2045.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.15% to one month LIBOR +2.75%. At December 31, 2017, one month LIBOR was approximately 1.56%.

(4)	The weighted average interest rate on the mortgage notes outstanding at December 31, 2017, was approximately 4.56%.

(5)	The weighted average interest rate on all debt outstanding at December 31, 2017, was approximately 4.42%.

(6)	The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 29 unencumbered properties as of December 31, 2017.
N/A - Not Applicable

Mortgage Notes Payable

As of December 31, 2017, we had 45 mortgage notes payable, collateralized by a total of 67 properties with a net book value of $654.9 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. Gladstone Commercial Corporation has full recourse for $11.7 million of the mortgage notes payable, net or 2.6% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the year ended December 31, 2017, we repaid four mortgages collateralized by 10 properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$41,077	6.25%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$8,163	LIBOR +	2.50%

During the year ended December 31, 2017, we issued or assumed four mortgages, collateralized by seven properties, and drew an additional advance on an existing mortgage note, collateralized by one property, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued or Assumed		Weighted Average Interest Rate on Fixed Rate Debt		Aggregate Variable Rate Debt Issued or Assumed
$54,887	(1)	3.78%	(2)	$7,500	(3)

(1)
We issued or assumed $54.9 million of fixed rate, or swapped to fixed rate, debt in connection with five of our seven property acquisitions in 2017, with maturity dates ranging from April 1, 2026 to August 10, 2027.

(2)
We assumed an interest rate swap in connection with one property acquisition and will be paying an all-in fixed rate of 3.55%. The newly issued fixed rate mortgages have rates ranging from 3.75% to 3.89%.

(3)
The interest rate for our newly issued variable rate mortgage debt is equal to one month LIBOR plus a spread of 2.75%. The maturity date on this new variable rate debt is May 15, 2020. We have entered into a rate cap agreement on our new variable rate debt and will record all fair value changes into interest expense on the consolidated statement of operations and comprehensive income. The interest rate for our additional advance on the existing mortgage note is equal to one month LIBOR plus a spread of 2.50% and the maturity date is December 1, 2021.

Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2018	$55,267
2019	47,447
2020	19,357
2021	33,337
2022	97,156
Thereafter	199,927
	$452,491	(1)

(1)
This figure is does not include $(0.3) million premiums and (discounts), net, and $4.8 million of deferred financing costs, which are reflected in mortgage notes payable on the consolidated balance sheet.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancings, cash from operations, equity proceeds and availability on our Credit Agreement.

Interest Rate Caps

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed an interest rate swap agreement in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swap, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2017 and 2016, our interest rate cap agreements were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps for the year ended December 31, 2017 and 2016 (dollars in thousands):

		December 31, 2017		December 31, 2016
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,171	(1)	$143,512	$504	$71,721	$101

(1)	We have entered into various interest rate cap agreements on new variable rate debt with LIBOR caps ranging from 2.50% to 3.00%.

We assumed an interest rate swap agreement in connection with our June 22, 2017 acquisition of a property in Conshohocken, Pennsylvania, whereby we will pay our counterparty an interest rate equivalent to 1.80% on a monthly basis, and receive payments from our counterparty equivalent to one month LIBOR. The fair value of our interest rate swap agreement is recorded in other assets on our accompanying consolidated balance sheets. We have designated our interest rate swap as a cash flow hedge, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. We assumed our interest rate swap with a value of $0.04 million on the date of assumption, and the fair market value increased to $0.3 million at December 31, 2017. The swap has a notional value equal to the debt we assumed of $11.2 million, and has a termination date of April 1, 2026, which is also the maturity date of the assumed debt.

The following tables present the impact of our derivative instruments in the consolidated financial statements (dollars in thousands):

	Amount of Gain (Loss) recognized in Comprehensive Income
	2017	2016	2015
Derivatives in cash flow hedging relationships
Interest rate caps	$(239)	$—	$—
Interest rate swap	274

Total	$35	$—	$—

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2017	December 31, 2016
Interest rate caps	Other assets	$450	$—

Derivatives Not Designated as Hedging Instruments
Interest rate caps	Other assets	$54	101

Total derivatives		$504	$101

The fair value of all mortgage notes payable outstanding as of December 31, 2017 was $455.1 million, as compared to the carrying value stated above of $447.4 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On August 7, 2013, we procured our Revolver with KeyBank National Association ("KeyBank") (serving as revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million and entered into a Term Loan, whereby we added a $25.0 million, five-year Term Loan subject to the same leverage tiers as the Revolver, with the interest rate at each leverage tier being five basis points lower. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date. On October 27, 2017, we amended our existing Credit Facility. The Term Loan component of the Credit Facility was increased from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan has a new five-year term, with a maturity date of October 27, 2022, and the Revolver has a new four-year term, with a maturity date of October 27, 2021. The interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. We entered into interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75%. We used the net proceeds of the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $0.9 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, US Bank National Association and The Huntington National Bank.

As of December 31, 2017, there was $96.4 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.28% and $1.0 million outstanding under letters of credit at a weighted average interest rate of 1.75%. As of February 14, 2018, the maximum additional amount we could draw under the Credit Facility was $43.2 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2017.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2017.

8. Mandatorily Redeemable Term Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of our 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share (the" Series C Preferred Stock"), at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million. The shares of the Series C Preferred Stock had a mandatory redemption date of January 31, 2017. During the year ended December 31, 2016, we redeemed all outstanding shares of the Series C Preferred Stock. Accordingly, we wrote-off unamortized offering costs of $0.2 million during the year ended December 31, 2016, which were recorded to interest expense in our consolidated statements of operations and comprehensive income.

The Series C Preferred Stock was recorded as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the consolidated statements of operations.

9. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2017, are as follows (dollars in thousands):

For the year ended December 31,	Minimum Rental Payments Due
2018	$465
2019	465
2020	466
2021	392
2022	319
Thereafter	4,236
$6,343

Rental expenses recorded in connection with the properties on which we are ground lease tenants was $0.5 million for the year ended December 31, 2017, $0.5 million for the year ended December 31, 2016, and $0.4 million for the year ended December 31, 2015. Rental expenses are reflected in property operating expenses on the consolidated statements of operations and comprehensive income.

Letters of Credit

As of December 31, 2017, there was $1.0 million outstanding under letters of credit. These letters of credit are not reflected on our consolidated balance sheet.

10. Stockholders’ Equity and Mezzanine Equity

Distributions

We paid the following distributions per share for the years ended December 31, 2017, 2016, and 2015:

	For the year ended December 31,
	2017	2016		2015
Common Stock	$1.500	$1.500		$1.500
Senior Common Stock	1.0500	1.0500		1.0500
Series A Preferred Stock	1.9374996	1.9374996		1.9374996
Series B Preferred Stock	1.8750	1.8750		1.8750
Series C Preferred Stock	—	1.1330	(1)	1.7813
Series D Preferred Stock	1.7500	1.0538		—

(1)	We fully redeemed our Series C Preferred Stock on August 19, 2016, and paid all outstanding shareholders a prorated dividend for the month of August.

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. We had capital gains during the year ended December 31, 2015. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital	Long-Term Capital Gains
Common Stock
For the year ended December 31, 2015	18.80114%	79.50018%	1.69868%
For the year ended December 31, 2016	28.81758%	71.18242%	—%
For the year ended December 31, 2017	39.63189%	60.36811%	—%
Senior Common Stock
For the year ended December 31, 2015	91.71368%	—%	8.28632%
For the year ended December 31, 2016	100.00000%	—%	—%
For the year ended December 31, 2017	100.00000%	—%	—%
Series A Preferred Stock
For the year ended December 31, 2015	91.71368%	—%	8.28632%
For the year ended December 31, 2016	100.00000%	—%	—%
For the year ended December 31, 2017	100.00000%	—%	—%
Series B Preferred Stock
For the year ended December 31, 2015	91.71368%	—%	8.28632%
For the year ended December 31, 2016	100.00000%	—%	—%
For the year ended December 31, 2017	100.00000%	—%	—%
Series C Preferred Stock
For the year ended December 31, 2015	91.71368%	—%	8.28632%
For the year ended December 31, 2016	100.00000%	—%	—%
For the year ended December 31, 2017	—%	—%	—%
Series D Preferred Stock
For the year ended December 31, 2015	—%	—%	—%
For the year ended December 31, 2016	100.00000%	—%	—%
For the year ended December 31, 2017	100.00000%	—%	—%

Recent Activity

Common Stock Offering

On July 25, 2017, we completed an overnight offering of 1.2 million shares of our common stock at a public offering price of $20.52 per share. Net proceeds, after deducting underwriter commissions and discounts, were $22.5 million. The proceeds from this offering were used to acquire real estate, repay existing indebtedness, and for other general corporate purposes. On July 31, 2017, the offering's underwriters also exercised their overallotment option, purchasing an additional 0.2 million shares of our common stock at the public offering price of $20.52 per share. Net proceeds from this exercise, after deducting underwriter commissions and discounts, were $3.4 million. The proceeds from this overallotment were also used to acquire real estate, repay existing indebtedness, and for other general corporate purposes.

Common Stock ATM Program

In February 2016, we amended our common stock ATM program (the "Amended Common ATM Program"). The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald to $160.0 million. All other terms of the common ATM program remained unchanged. During the year ended December 31, 2017, we sold 2.1 million shares of common stock, raising $45.5 million in net proceeds under the program. As of December 31, 2017, we had a remaining capacity to sell up to $86.3 million of common stock under the program. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Series A and B Preferred Stock ATM Programs

In February 2016, we entered into an open market sales agreement, (the "Series A and B Preferred ATM Programs"), with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock, (the "Series B Preferred Stock"), having an aggregate offering price of up to $40.0 million. During the year ended December 31, 2017, we did not sell any shares of our Series A Preferred Stock or Series B Preferred Stock. As of December 31, 2017, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Programs. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Mezzanine Equity

Our 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”), is classified as mezzanine equity in our consolidated balance sheet because it is redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. We will periodically evaluate the likelihood that a change of control of greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50% is remote.

In June 2016, we entered into an open market sales agreement (the "Series D Preferred ATM Program"), with Cantor Fitzgerald, pursuant to which we may, from time to time, offer to sell shares of our Series D Preferred Stock, having an aggregate offering price of up to $50.0 million. During the year ended December 31, 2017, we sold 0.5 million shares of our Series D Preferred Stock for net proceeds of $12.7 million. As of December 31, 2017, we had a remaining capacity to sell up to $20.8 million of Series D Preferred Stock under the Series D Preferred ATM Program. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

In March 2011, we commenced an offering of an aggregate of 3,500,000 shares of our Senior Common Stock, par value $0.001 per share, at a price to the public of $15.00 per share, of which 3,000,000 shares were intended to be offered pursuant to the primary offering and 500,000 shares were intended to be offered pursuant to our senior common distribution reinvestment plan (the "DRIP"). This offering terminated according to its terms on March 28, 2015. During the three months ended March 31, 2015, we sold 189,052 shares of our Senior Common Stock at $15.00 per share and issued 5,134 shares of our Senior Common Stock under the DRIP. The net proceeds, after deducting the underwriting discount and commission, were $2.6 million. At the conclusion of the offering on March 28, 2015, we had sold 927,994 shares of Senior Common Stock, for gross proceeds of $13.9 million, and issued an additional 27,038 shares of Senior Common Stock under the DRIP program.

11. Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Operating revenues	$25,253	$24,365	$22,867	$22,314
Operating expenses	(20,405)	(15,867)	(14,357)	(17,708)
Other expense, net	(6,311)	(6,115)	(7,849)	(250)
Net (loss) income	(1,463)	2,383	661	4,356
Dividends attributable to preferred and senior common stock	(2,802)	(2,767)	(2,686)	(2,621)
Net (loss) income (attributable) available to common stockholders	$(4,265)	$(384)	$(2,025)	$1,735
Net (loss) income (attributable) available to common stockholders - basic & diluted	$(0.17)	$(0.01)	$(0.08)	$0.07
	Quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Operating revenues	$22,009	$21,589	$21,247	$21,527
Operating expenses	(13,733)	(15,172)	(13,433)	(13,257)
Other expense, net	(5,981)	(6,490)	(6,931)	(7,417)
Net income (loss)	2,295	(73)	883	853
Dividends attributable to preferred and senior common stock	(2,607)	(2,256)	(1,514)	(1,279)
Net loss attributable to common stockholders	$(312)	$(2,329)	$(631)	$(426)
Net loss attributable to common stockholders - basic & diluted	$(0.01)	$(0.10)	$(0.03)	$(0.02)

12. Subsequent Events

Distributions

On January 9, 2018, our Board of Directors declared the following monthly distributions for the months of January, February, and March of 2018:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series D Preferred Distributions per Share
January 22, 2018	January 31, 2018	$0.125	$0.1614583	$0.15625	$0.1458333
February 16, 2018	February 28, 2018	0.125	0.1614583	0.15625	0.1458333
March 20, 2018	March 30, 2018	0.125	0.1614583	0.15625	0.1458333
		$0.375	$0.4843749	$0.46875	$0.4374999

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
January	February 7, 2018	$0.0875
February	March 7, 2018	0.0875
March	April 6, 2018	0.0875
		$0.2625

Mortgage Debt Repayment

On January 23, 2018 we repaid a $6.7 million variable rate mortgage collateralized by one property.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina (3)
Office Building	$—	$960	$4,481	$35	$960	$4,516	$5,476	$2,090	$3,386	1997	12/23/2003
Canton, Ohio
Office Building	1,574	186	3,083	500	187	3,582	3,769	1,325	2,444	1994	1/30/2004
Akron, Ohio (3)
Office Building	—	1,973	6,771	1,658	1,974	8,428	10,402	2,628	7,774	1968/1999	4/29/2004
Charlotte, North Carolina
Office Building	6,757	740	8,423	61	741	8,483	9,224	2,981	6,243	1984/1995	6/30/2004
Canton, North Carolina
Industrial Building	3,412	150	5,050	7,285	150	12,335	12,485	2,349	10,136	1998/2014	7/6/2004
Crenshaw, Pennsylvania
Industrial Building	4,116	100	6,574	269	100	6,843	6,943	2,368	4,575	1991	8/5/2004
Lexington, North Carolina
Industrial Building	2,398	820	2,107	69	820	2,176	2,996	778	2,218	1986	8/5/2004
Austin, Texas (3)
Office Building	—	1,000	6,296	703	1,000	6,999	7,999	2,280	5,719	2001	9/16/2004
Mt. Pocono, Pennsylvania (3)
Industrial Building	—	350	5,819	18	350	5,837	6,187	2,007	4,180	1995/1999	10/15/2004
San Antonio, Texas (3)
Office Building	—	843	7,514	724	843	8,238	9,081	3,065	6,016	1999	2/10/2005
Big Flats, New York
Industrial Building	2,240	275	6,459	34	275	6,493	6,768	2,123	4,645	2001	4/15/2005
Wichita, Kansas (3)
Office Building	—	1,525	9,703	77	1,525	9,780	11,305	3,255	8,050	2000	5/18/2005
Arlington, Texas (3)
Industrial Building	—	636	3,695	819	636	4,514	5,150	1,349	3,801	1966	5/26/2005
Eatontown, New Jersey
Office Building	2,814	1,351	3,520	534	1,351	4,054	5,405	1,356	4,049	1991	7/7/2005
Duncan, South Carolina
Industrial Building	9,252	783	10,790	1,717	783	12,507	13,290	3,935	9,355	1984/2001/2007	7/14/2005
Duncan, South Carolina
Industrial Building	2,300	195	2,682	427	195	3,109	3,304	978	2,326	1984/2001/2007	7/14/2005
Clintonville, Wisconsin (3)
Industrial Building	—	55	4,717	3,250	55	7,967	8,022	1,990	6,032	1992/2013	10/31/2005
Maple Heights, Ohio
Industrial Building	4,000	1,609	10,065	1,479	1,609	11,544	13,153	4,412	8,741	1974	12/21/2005
Richmond, Virginia (3)
Office Building	—	736	5,336	62	736	5,398	6,134	1,698	4,436	1972	12/30/2005
South Hadley, Massachusetts (3)
Industrial Building	—	471	2,765	(949)	270	2,017	2,287	844	1,443	1978	2/15/2006
Champaign, Illinois
Office Building	1,509	687	2,036	2	687	2,038	2,725	649	2,076	1996	2/21/2006
Champaign, Illinois
Office Building	2,959	1,347	3,992	4	1,347	3,996	5,343	1,272	4,071	1996	2/21/2006
Champaign, Illinois
Office Building	1,849	842	2,495	2	842	2,497	3,339	795	2,544	1996	2/21/2006
Champaign, Illinois
Office Building	1,691	770	2,281	2	770	2,283	3,053	727	2,326	1996	2/21/2006
Burnsville, Minnesota
Office Building	8,628	3,511	8,746	6,693	3,511	15,439	18,950	4,277	14,673	1984	5/10/2006
Menomonee Falls, Wisconsin (3)
Industrial Building	—	625	6,911	686	625	7,597	8,222	2,167	6,055	1986/2000	6/30/2006
Baytown, Texas

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Medical Office Building	—	221	2,443	2,451	221	4,894	5,115	969	4,146	1997	7/11/2006
Mason, Ohio
Office Building	3,930	797	6,258	540	797	6,798	7,595	2,176	5,419	2002	1/5/2007
Raleigh, North Carolina (3)
Industrial Building	—	1,606	5,513	3,749	1,606	9,262	10,868	2,138	8,730	1994	2/16/2007
Tulsa, Oklahoma
Industrial Building	6,917	—	14,057	—	—	14,057	14,057	4,582	9,475	2004	3/1/2007
Hialeah, Florida (3)
Industrial Building	—	3,562	6,672	769	3,562	7,441	11,003	2,055	8,948	1956/1992	3/9/2007
Tewksbury, Massachusetts
Industrial Building	—	1,395	8,893	(2,441)	904	6,943	7,847	2,622	5,225	1985/1989	5/17/2007
Mason, Ohio (3)
Retail Building	—	1,201	4,961	—	1,201	4,961	6,162	1,359	4,803	2007	7/1/2007
Cicero, New York
Industrial Building	3,459	299	5,019	—	299	5,019	5,318	1,328	3,990	2005	9/6/2007
Grand Rapids, Michigan
Office Building	5,393	1,629	10,500	308	1,629	10,808	12,437	2,913	9,524	2001	9/28/2007
Bollingbrook, Illinois (3)
Industrial Building	—	1,272	5,003	856	1,272	5,859	7,131	1,579	5,552	2002	9/28/2007
Decatur, Georgia (3)
Medical Office Building	—	783	3,241	—	783	3,241	4,024	878	3,146	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	205	847	—	205	847	1,052	230	822	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	257	1,062	—	257	1,062	1,319	288	1,031	1989	12/13/2007
Lawrenceville, Georgia (3)
Medical Office Building	—	678	2,807	—	678	2,807	3,485	761	2,724	2005	12/13/2007
Snellville, Georgia (3)
Medical Office Building	—	176	727	—	176	727	903	197	706	1986	12/13/2007
Covington, Georgia (3)
Medical Office Building	—	232	959	—	232	959	1,191	260	931	2000	12/13/2007
Conyers, Georgia (3)
Medical Office Building	—	296	1,228	—	296	1,228	1,524	333	1,191	2004	12/13/2007
Cumming, Georgia
Medical Office Building	2,908	738	3,055	2,524	741	5,576	6,317	1,180	5,137	1994	12/13/2007
Reading, Pennsylvania
Industrial Building	3,684	491	6,202	—	491	6,202	6,693	1,583	5,110	2007	1/29/2008
Fridley, Minnesota
Office Building	4,785	1,354	8,074	399	1,383	8,444	9,827	2,588	7,239	1985/2006	2/26/2008
Pineville, North Carolina
Industrial Building	2,141	669	3,028	6	669	3,034	3,703	777	2,926	1985	4/30/2008
Marietta, Ohio
Industrial Building	5,226	829	6,607	529	829	7,136	7,965	1,647	6,318	1992/2007	8/29/2008
Chalfont, Pennsylvania
Industrial Building	4,672	1,249	6,420	327	1,249	6,747	7,996	1,830	6,166	1987	8/29/2008
Orange City, Iowa
Industrial Building	7,365	258	5,861	6	258	5,867	6,125	1,293	4,832	1990	12/15/2010
Hickory, North Carolina
Office Building	6,257	1,163	6,605	—	1,163	6,605	7,768	2,026	5,742	2008	4/4/2011
Springfield, Missouri (3)
Office Building	—	1,700	12,038	—	1,700	12,038	13,738	2,367	11,371	2006	6/20/2011
Boston Heights, Ohio
Office Building	2,472	449	3,010	11	449	3,021	3,470	830	2,640	2011	10/20/2011
Parsippany, New Jersey
Office Building	6,331	1,696	7,077	81	1,696	7,158	8,854	1,675	7,179	1984	10/28/2011
Dartmouth, Massachusetts
Retail Location	3,703	—	4,236	—	—	4,236	4,236	723	3,513	2011	11/18/2011
Springfield, Missouri
Retail Location	1,550	—	2,275	—	—	2,275	2,275	497	1,778	2005	12/13/2011
Pittsburgh, Pennsylvania

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Office Building	2,539	281	3,205	743	281	3,948	4,229	757	3,472	1968	12/28/2011
Ashburn, Virginia
Office Building	6,680	706	7,858	—	705	7,859	8,564	1,549	7,015	2002	1/25/2012
Ottumwa, Iowa
Industrial Building	3,650	212	5,072	287	212	5,359	5,571	1,055	4,516	1970	5/30/2012
New Albany, Ohio
Office Building	8,078	1,658	8,746	—	1,658	8,746	10,404	1,796	8,608	2007	6/5/2012
Columbus, Georgia
Office Building	4,181	1,378	4,520	—	1,378	4,520	5,898	1,031	4,867	2012	6/21/2012
Columbus, Ohio
Office Building	2,624	542	2,453	92	542	2,545	3,087	639	2,448	1981	6/28/2012
Jupiter, Florida
Office Building	9,493	1,160	11,994	—	1,160	11,994	13,154	1,926	11,228	2011	9/26/2012
Fort Worth, Texas
Industrial Building	12,353	963	15,647	—	963	15,647	16,610	2,452	14,158	2005	11/8/2012
Columbia, South Carolina
Office Building	16,576	1,905	20,648	8	1,905	20,656	22,561	4,521	18,040	2010	11/21/2012
Egg Harbor, New Jersey
Office Building	3,269	1,627	3,017	315	1,627	3,332	4,959	579	4,380	1985	3/28/2013
Vance, Alabama (3)
Industrial Building	—	457	10,529	6,691	456	17,221	17,677	1,822	15,855	2013	5/9/2013
Blaine, Minnesota
Office Building	7,646	1,060	10,518	—	1,060	10,518	11,578	2,117	9,461	2009	5/10/2013
Austin, Texas
Office Building	32,834	2,330	44,021	122	2,330	44,143	46,473	10,162	36,311	1999	7/9/2013
Allen, Texas
Office Building	8,221	2,699	7,945	771	2,699	8,716	11,415	1,827	9,588	1998	7/10/2013
Englewood, Colorado
Office Building	10,577	1,503	11,739	—	1,503	11,739	13,242	2,098	11,144	2008	12/11/2013
Novi, Michigan
Industrial Building	4,018	352	5,626	—	352	5,626	5,978	780	5,198	1988	12/27/2013
Allen, Texas
Retail Building	3,040	874	3,634	—	874	3,634	4,508	472	4,036	2004	3/27/2014
Colleyville, Texas
Retail Building	2,812	1,277	2,424	—	1,277	2,424	3,701	359	3,342	2000	3/27/2014
Rancho Cordova, California
Office Building	4,740	752	6,176	287	752	6,463	7,215	806	6,409	1986	4/22/2014
Coppell, Texas
Retail Building	3,230	1,448	3,349	—	1,448	3,349	4,797	420	4,377	2005	5/8/2014
Columbus, Ohio (3)
Office Building	—	990	8,017	1,600	990	9,617	10,607	1,628	8,979	1986	5/13/2014
Taylor, Pennsylvania
Industrial Building	22,045	3,101	25,405	—	3,101	25,405	28,506	2,867	25,639	2000/2006	6/9/2014
Aurora, Colorado (3)
Industrial Building	—	2,882	3,917	96	2,882	4,013	6,895	571	6,324	1983	7/1/2014
Indianapolis, Indiana
Office Building	5,846	502	6,422	645	498	7,071	7,569	1,057	6,512	1981/2014	9/3/2014
Denver, Colorado (3)
Industrial Building	—	1,621	7,071	243	1,621	7,314	8,935	877	8,058	1985	10/31/2014
Monroe, Michigan
Industrial Building	10,280	658	14,607	—	657	14,608	15,265	1,378	13,887	2004	12/23/2014
Monroe, Michigan
Industrial Building	7,196	460	10,225	—	460	10,225	10,685	965	9,720	2004	12/23/2014
Richardson, Texas
Office Building	13,873	2,728	15,372	66	2,728	15,438	18,166	1,949	16,217	1985/2008	3/6/2015
Birmingham, Alabama (3)
Office Building	—	650	2,034	50	650	2,084	2,734	274	2,460	1982/2010	3/20/2015
Dublin, Ohio
Office Building	4,192	1,338	5,058	35	1,338	5,093	6,431	631	5,800	1980/Various	5/28/2015
Draper, Utah

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Office Building	12,666	3,248	13,129	74	3,248	13,203	16,451	1,382	15,069	2008	5/29/2015
Hapeville, Georgia
Office Building	7,252	2,272	8,778	263	2,272	9,041	11,313	834	10,479	1999/2007	7/15/2015
Villa Rica, Georgia
Industrial Building	3,677	293	5,277	18	293	5,295	5,588	435	5,153	2000/2014	10/20/2015
Taylorsville, Utah
Office Building	9,569	3,008	10,659	370	3,008	11,029	14,037	920	13,117	1997	5/26/2016
Fort Lauderdale, Florida
Office Building	13,721	4,117	15,516	1,881	4,117	17,397	21,514	950	20,564	1984	9/12/2016
King of Prussia, Pennsylvania
Office Building	14,800	3,681	15,739	—	3,681	15,739	19,420	750	18,670	2001	12/14/2016
Conshohocken, Pennsylvania
Office Building	11,036	1,996	10,880	—	1,996	10,880	12,876	228	12,648	1996	6/22/2017
Philadelphia, Pennsylvania
Industrial Building	14,924	5,896	16,282	—	5,896	16,282	22,178	371	21,807	1994/2011	7/7/2017
Maitland, Florida
Office Building	11,907	3,073	19,661	—	3,073	19,661	22,734	450	22,284	1998	7/31/2017
Maitland, Florida
Office Building	8,327	2,077	1,084	—	2,077	1,084	3,161	69	3,092	1998	7/31/2017
Maitland, Florida
Office Building	8,327	2,095	9,339	—	2,095	9,339	11,434	163	11,271	1999	7/31/2017
Columbus, Ohio
Office Building	—	1,926	11,410	—	1,926	11,410	13,336	48	13,288	2007	12/1/2017
Salt Lake City (3)
Office Building	—	4,446	9,938	—	4,446	9,938	14,384	40	14,344	2007	12/1/2017
	$452,491	$123,987	$731,930	$50,933	$123,323	$783,527	$906,850	$153,387	$753,463

(1)
The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land, building improvements and acquisition costs capitalized for asset acquisitions under ASC 360, which is $906.9 million.

(2)
Depreciable life of all buildings is the shorter of the useful life of the asset or 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.

(3)	These properties are in our unencumbered pool of assets on our Credit Facility.

(4)	The net real estate figure includes real estate held for sale as of December 31, 2017 of $9.0 million.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	2017		2016		2015
Balance at beginning of period	$833,203		$782,276		$722,565
Additions:
Acquisitions during period	100,103		52,719		60,231
Improvements	10,473		10,362		6,527
Deductions:
Dispositions during period	(30,094)		(10,138)		(6,425)
Impairments during period	(6,835)		(2,016)		(622)
Balance at end of period	$906,850	(1)	$833,203	(2)	$782,276	(3)

(1)	The real estate figure includes $13.0 million of real estate held for sale as of December 31, 2017.

(2)	The real estate figure includes $11.5 million of real estate held for sale as of December 31, 2016.

(3)	The real estate figure includes $1.9 million of real estate held for sale as of December 31, 2015.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	2017		2016		2015
Balance at beginning of period	$134,329		$113,089		$92,133
Additions during period	26,927		24,148		22,220
Dispositions during period	(7,869)		(2,908)		(1,264)
Balance at end of period	$153,387	(1)	$134,329	(2)	$113,089

(1)	The accumulated depreciation figure includes $4.0 million of real estate held for sale as of December 31, 2017.

(2)	The accumulated depreciation figure includes $2.7 million of real estate held for sale as of December 31, 2016.

(3)	The accumulated depreciation figure includes $0.8 million real estate held for sale as of December 31, 2015.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2017
(Dollars in Thousands)

Location and Type of Real Estate	Type of Loan	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Lien	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Phoenix, Arizona; Build-to-Suit Healthcare Facility	Second Mortgage	9% Current Interest, 22% internal rate of return on exit	7/31/2016	9.0% interest, paid in cash on the loan during construction and through maturity. Exit fee upon maturity of the loan in an amount sufficient to earn a 22% internal rate of return.	—	$5,600	$—	$—
Phoenix, Arizona; Build-to-Suit Healthcare Facility	Interim Financing Loan	22% Current Interest	4/30/2016	22.0% interest per annum through maturity, with all accrued interest and principal payable upon maturity.	—	300	—	—
						$5,900	$—	$—

The following table reconciles the change in the balance of mortgage loans on real estate during the years ended December 31, 2017, 2016 and 2015, respectively:

	2017	2016	2015
Balance at beginning of period	$—	$5,900	$5,600
New mortgage loans	—	—	300
Collections of principal	—	(5,900)	—
Balance at end of period	$—	$—	$5,900

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2017. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Election of Directors to Class of 2021,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and sub-caption “Code of Business Conduct and Ethics.”

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2018 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1	The following financial statements are filed herewith:

Report of Management on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
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

10.13
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

10.17
Controlled Equity OfferingSM Sales Agreement, dated June 22, 2016, by and among the Registrant, Gladstone Commercial Limited Partnership, and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 23, 2016.

10.18
Third Amended and Restated Investment Advisory Agreement, dated as of July 12, 2016, by and between the Registrant and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 12, 2016.

10.19
Fourth Amended and Restated Investment Advisory Agreement, dated as of January 10, 2017, by and between the Registrant and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 12, 2017.

10.20
Third Amendment to First Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 12, 2017.

10.21
Second Amended and Restated Credit Agreement, dated as of October 27, 2017 by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association, as lender and agent, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33097), filed October 31, 2017.

11.0	Computation of Per Share Earnings from Operations.
12.0	Statements re: computation of ratios (filed herewith).
21.0	List of Subsidiaries of the Registrant (filed herewith).
23.0	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (v) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date:	February 14, 2018	By:	/s/ Michael Sodo
Michael Sodo
Chief Financial Officer
Date:	February 14, 2018	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2018	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date:	February 14, 2018	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date:	February 14, 2018	By:	/s/ Michael Sodo
Michael Sodo Chief Financial Officer (principal financial and accounting officer)

Date:	February 14, 2018	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date:	February 14, 2018	By:	/s/ Michela A. English
Michela A. English Director

Date:	February 14, 2018	By:	/s/ Paul Adelgren
Paul Adelgren Director

Date:	February 14, 2018	By:	/s/ John Outland
John Outland Director

Date:	February 14, 2018	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr. Director

Date:	February 14, 2018	By:	/s/ Caren D. Merrick
Caren D. Merrick Director