Form 10-Q
period 2018-03-31
GLADSTONE COMMERCIAL CORP
filed 2018-05-01
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 1, 2018 was 28,424,581.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate, at cost	$904,684	$893,853
Less: accumulated depreciation	155,899	149,417
Total real estate, net	748,785	744,436
Lease intangibles, net	116,301	118,927
Real estate and related assets held for sale, net	1,432	9,046
Cash and cash equivalents	4,123	6,683
Restricted cash	2,903	2,397
Funds held in escrow	9,508	9,369
Deferred rent receivable, net	33,851	33,333
Other assets	6,203	4,263
TOTAL ASSETS	$923,106	$928,454
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$437,707	$447,380
Borrowings under Revolver, net	32,065	20,715
Borrowings under Term Loan, net	74,556	74,532
Deferred rent liability, net	15,778	16,250
Asset retirement obligation	2,784	3,051
Accounts payable and accrued expenses	6,419	7,339
Liabilities related to assets held for sale, net	297	114
Due to Adviser and Administrator (1)	2,385	2,289
Other liabilities	7,716	6,554
TOTAL LIABILITIES	$579,707	$578,224
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 6,000,000 shares authorized; and 3,459,431 and 3,421,853 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively (3)	$84,366	$83,432
TOTAL MEZZANINE EQUITY	$84,366	$83,432
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 5,350,000 shares authorized and 2,264,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	$2	$2
Senior common stock, par value $0.001 per share; 4,450,000 shares authorized; and 892,031 and 904,819 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Common stock, par value $0.001 per share, 34,200,000 shares authorized and 28,423,908 and 28,384,016 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	28	28
Additional paid in capital	535,399	534,790
Accumulated other comprehensive income	530	35
Distributions in excess of accumulated earnings	(276,927)	(268,058)
TOTAL STOCKHOLDERS' EQUITY	259,033	266,798
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$923,106	$928,454

(1)	Refer to Note 2 "Related-Party Transactions"

(2)	Refer to Note 7 “Commitments and Contingencies”

(3)	Refer to Note 8 “Stockholders' and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended March 31,
	2018	2017
Operating revenues
Rental revenue	$25,591	$21,954
Tenant recovery revenue	762	360
Total operating revenues	26,353	22,314
Operating expenses
Depreciation and amortization	11,586	9,921
Property operating expenses	2,792	1,380
Base management fee (1)	1,295	1,181
Incentive fee (1)	696	569
Administration fee (1)	387	360
General and administrative	646	551
Impairment charge	—	3,746
Total operating expenses	17,402	17,708
Other (expense) income
Interest expense	(6,213)	(6,158)
Gain on sale of real estate, net	1,844	5,906
Other income	23	2
Total other expense, net	(4,346)	(250)
Net income	4,605	4,356
Distributions attributable to Series A, B and D preferred stock	(2,582)	(2,373)
Distributions attributable to senior common stock	(232)	(248)
Net income available to common stockholders	$1,791	$1,735
Earnings per weighted average share of common stock - basic & diluted
Earnings available to common shareholders	$0.06	$0.07
Weighted average shares of common stock outstanding
Basic and Diluted	28,420,995	24,963,926
Distributions declared per common share	$0.375	$0.375
Earnings per weighted average share of senior common stock	$0.26	$0.26
Weighted average shares of senior common stock outstanding - basic	895,222	958,194
Comprehensive income
Change in unrealized gain related to interest rate hedging instruments, net	$495	$—
Other Comprehensive income	495	—
Net income	4,605	4,356
Comprehensive income	$5,100	$4,356

(1)	Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$4,605	$4,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,586	9,921
Impairment charge	—	3,746
Gain on sale of real estate, net	(1,844)	(5,906)
Amortization of deferred financing costs	394	483
Amortization of deferred rent asset and liability, net	(261)	(207)
Amortization of discount and premium on assumed debt	(69)	(30)
Asset retirement obligation expense	30	34
Operating changes in assets and liabilities
Increase in other assets	(1,445)	(719)
Increase in deferred rent receivable	(704)	(795)
Increase (decrease) in accounts payable, accrued expenses, and amount due Adviser and Administrator	57	(976)
Increase in other liabilities	655	735
Leasing commissions paid	(378)	(167)
Net cash provided by operating activities	$12,626	$10,475
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(14,341)	$—
Improvements of existing real estate	(925)	(4,964)
Proceeds from sale of real estate	10,773	12,398
Receipts from lenders for funds held in escrow	517	3,108
Payments to lenders for funds held in escrow	(656)	(583)
Receipts from tenants for reserves	603	597
Payments to tenants from reserves	(70)	(433)
Deposits on future acquisitions	(300)	—
Deposits applied against acquisition of real estate investments	300	—
Net cash (used in) provided by investing activities	$(4,099)	$10,123
Cash flows from financing activities:
Proceeds from issuance of equity	$1,603	$4,657
Offering costs paid	(26)	(81)
Retirement of senior common stock	(34)	—
Borrowings under mortgage notes payable	9,380	—
Payments for deferred financing costs	(212)	(17)
Principal repayments on mortgage notes payable	(19,092)	(38,063)
Borrowings from revolving credit facility	35,200	38,500
Repayments on revolving credit facility	(23,900)	(14,000)
Decrease in security deposits	(26)	(78)
Distributions paid for common, senior common and preferred stock	(13,474)	(11,983)
Net cash used in financing activities	$(10,581)	$(21,065)
Net decrease in cash, cash equivalents, and restricted cash	$(2,054)	$(467)

Cash, cash equivalents, and restricted cash at beginning of period	$9,080	$7,688
Cash, cash equivalents, and restricted cash at end of period	$7,026	$7,221
NON-CASH INVESTING AND FINANCING INFORMATION
Tenant funded fixed asset improvements	$27	$—
Unrealized gain related to interest rate hedging instruments, net	$495	$—
Capital improvements included in accounts payable and accrued expenses	$613	$1,849

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (dollars in thousands):

	For the three months ended March 31,
	2018	2017
Cash and cash equivalents	$4,123	$4,105
Restricted cash	2,903	3,116
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$7,026	$7,221

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

All further references herein to “we,” “our,” “us” and the "Company" mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission on February 14, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Critical Accounting Policies

In preparation of our financial statements in accordance with GAAP, we apply certain critical accounting policies which require management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of our accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to our critical accounting policies during the three months ended March 31, 2018.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this guidance for our annual and interim periods beginning January 1, 2018 and will use the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application. Our adoption of this guidance did not have a material impact on our consolidated financial statements. Further, as discussed below, once the new guidance regarding the principles for the recognition measurement, presentation and disclosure of leases goes into effect on January 1, 2019, we expect the new revenue standard will apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (examples include common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. Revenue from these non-lease components, which were previously recognized on a straight-line basis under current lease guidance, would be recognized under the new revenue guidance as the related services are delivered. As a result, while our total revenue recognized over the lease term would not differ under the new guidance, the revenue recognition pattern could be different. We are currently evaluating the impact of revenue recognition from the adoption of the lease standard on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. We are evaluating the adoption of ASU 2016-02, but we expect the standard to minimally impact our consolidated financial statements as we currently have four operating ground lease arrangements with terms greater than one year for which we are the lessee, and we don't expect the purchase of properties with ground leases to be crucial to our acquisition strategy. We also expect our general and administrative expense to increase as the new standard requires us to expense non-incremental leasing costs that were previously capitalized to leasing commissions. ASU 2016-02 supersedes the previous leases standard, ASC 840 "Leases." The standard is effective on January 1, 2019, with early adoption permitted. We will adopt using the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)," which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The areas addressed in the new guidance relate to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions and separately identifiable cash flows and application of the predominance principle. We adopted this guidance for the calendar year beginning January 1, 2018, and the standard requires retrospective adoption. The adoption of this guidance did not have a material impact on our consolidated financial statements, as we have not historically completed transactions contemplated in this update.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents. Under the new guidance, amounts described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. We adopted this guidance for the calendar year beginning January 1, 2018, and the standard requires retrospective adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05 to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to de-recognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated, and partial sales of real estate assets will now be subject to the same de-recognition model as all other nonfinancial assets. We adopted this guidance for the calendar year beginning January 1, 2018, and the standard requires retrospective adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements, as we typically complete fee simple sales, with no continuing involvement.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is an executive managing director of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the "Advisory Agreement"), and an administration agreement with our Administrator (the "Administration Agreement"). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of March 31, 2018 and December 31, 2017, $2.4 million and $2.3 million, respectively, were collectively due to our Adviser and Administrator.

Base Management Fee

On January 10, 2017, we entered into a Fourth Amended and Restated Investment Advisory Agreement with the Adviser, effective as of October 1, 2016. Our entrance into the Advisory Agreement and each subsequent amendment thereof (including the fourth amendment completed in January of 2017) was approved unanimously by our Board of Directors. Our Board of Directors also reviews and considers renewing the Advisory Agreement each July. During its July 2017 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2018.

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

For the three months ended March 31, 2018 and 2017, we recorded a base management fee of $1.3 million and $1.2 million, respectively.

Incentive Fee

Pursuant to the Advisory Agreement, the calculation of the incentive fee rewards the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

For the three months ended March 31, 2018 and 2017, we recorded an incentive fee of $0.7 million and $0.6 million, respectively. The Adviser did not waive any portion of the incentive fee for the three months ended March 31, 2018 or 2017.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2018 or 2017.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator's employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the three months ended March 31, 2018 and 2017, we recorded an administration fee of $0.4 million and $0.4 million, respectively.

Gladstone Securities

Gladstone Securities, LLC, ("Gladstone Securities"), is a privately held broker dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own (the "Financing Arrangement Agreement"). In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.02 million during the three months ended March 31, 2018, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25% of the mortgage principal secured, and did not pay financing fees to Gladstone Securities during the three months ended March 31, 2017. Our Board of Directors renewed the Financing Arrangement Agreement for an additional year, through August 31, 2018, at its July 2017 meeting.

3. Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2018 and 2017. We computed basic earnings per share for the three months ended March 31, 2018 and 2017 using the weighted average number of shares outstanding during the periods. Diluted earnings per share for the three months ended March 31, 2018 and 2017, reflects additional shares of common stock, related to our convertible senior common stock (the "Senior Common Stock"), if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended March 31,
	2018	2017
Calculation of basic earnings per share of common stock:
Net income available to common stockholders	$1,791	$1,735
Denominator for basic weighted average shares of common stock	28,420,995	24,963,926
Basic earnings per share of common stock	$0.06	$0.07
Calculation of diluted earnings per share of common stock:
Net income available to common stockholders	$1,791	$1,735
Add: income impact of assumed conversion of senior common stock (1)	—	—
Net income available to common stockholders plus assumed conversions (1)	$1,791	$1,735
Denominator for basic weighted average shares of common stock	28,420,995	24,963,926
Effect of convertible Senior Common Stock (1)	—	—
Denominator for diluted weighted average shares of common stock (1)	28,420,995	24,963,926
Diluted earnings per share of common stock	$0.06	$0.07

(1)
We excluded shares of Senior Common Stock that are convertible into shares of our common stock in the amount of 745,000 and 798,388 from the calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2018 and December 31, 2017, excluding real estate held for sale as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Real estate:
Land	$122,000	$121,783
Building and improvements	718,948	708,948
Tenant improvements	63,736	63,122
Accumulated depreciation	(155,899)	(149,417)
Real estate, net	$748,785	$744,436

Real estate depreciation expense on building and tenant improvements was $7.3 million and $6.4 million for the three months ended March 31, 2018 and 2017, respectively.

Acquisitions

We acquired one property during the three months ended March 31, 2018, and zero properties during the three months ended March 31, 2017, which is summarized below (dollars in thousands):

Three Months Ended		Square Footage	Lease Term	Purchase Price	Acquisition Expenses	Annualized GAAP Rent
March 31, 2018	(1)	127,444	9.8 Years	$14,341	$91	$1,087

(1)	On March 9, 2018, we acquired a 127,444 square foot property in Vance, Alabama for $14.3 million. The annualized GAAP rent on the 9.8 year lease is $1.1 million.

(2)
We accounted for this transaction under ASU 2017-01, "Clarifying the Definition of a Business." As a result, we treated our acquisition during the three months ended March 31, 2018 as an asset acquisition rather than a business combination. As a result of this treatment, we capitalized $0.1 million of acquisition costs that would otherwise have been expensed under business combination treatment.

We determined the fair value of assets acquired and liabilities assumed related to the property acquired during the three months ended March 31, 2018 as follows (dollars in thousands):

Three months ended March 31, 2018
Acquired assets and liabilities	Purchase price
Land	$459
Building	11,609
Tenant Improvements	615
In-place Leases	509
Leasing Costs	534
Customer Relationships	566
Above Market Leases	49
Total Purchase Price	$14,341

Significant Real Estate Activity on Existing Assets

During the three months ended March 31, 2018 and 2017, we executed one and zero new leases, respectively, which is summarized below (dollars in thousands):

Three Months Ended	Aggregate Square Footage	Weighted Average Lease Term	Aggregate Annualized GAAP Rent	Aggregate Leasing Commissions
March 31, 2018	34,441	3.6 years	$97	$14

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of March 31, 2018 and December 31, 2017, excluding real estate held for sale as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$80,638	$(34,902)	$80,355	$(33,201)
Leasing costs	56,147	(24,186)	55,695	(23,016)
Customer relationships	59,276	(20,672)	58,892	(19,798)
	$196,061	$(79,760)	$194,942	$(76,015)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$14,474	$(8,200)	$14,425	$(7,962)
Below market leases and deferred revenue	(26,752)	10,974	(26,725)	10,475
	$(12,278)	$2,774	$(12,300)	$2,513

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $4.2 million and $3.5 million for the three months ended March 31, 2018 and 2017, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, and is included in rental revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $0.5 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, and is included in rental revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired during the three months ended March 31, 2018 were as follows:

Intangible Assets & Liabilities	2018
In-place leases	9.8
Leasing costs	9.8
Customer relationships	14.8
Above market leases	9.8
All intangible assets & liabilities	11.1

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the three months ended March 31, 2018, we continued to execute our capital recycling program, whereby we sold non-core properties and redeployed proceeds to fund property acquisitions in our target secondary growth markets, as well as repay outstanding debt. During the three months ended March 31, 2018, we sold two non-core properties located in Arlington, Texas and Tewksbury, Massachusetts, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Gain on Sale of Real Estate, net
166,200	$11,100	$327	$1,844

Our dispositions during the three months ended March 31, 2018 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three months ended March 31, 2018, and 2017 (dollars in thousands):

	For the three months ended March 31,
	2018		2017
Operating revenue	$93		$280
Operating expense	149		142
Other income (expense), net	1,844	(1)	—
Income from real estate and related assets sold	$1,788		$138

(1)	Includes a $1.8 million gain on sale of real estate, net on two properties.

Real Estate Held for Sale

At March 31, 2018, we had one property classified as held for sale, located in South Hadley, Massachusetts. We have identified a prospective buyer for this property, and we are currently negotiating a purchase and sale agreement. At December 31, 2017, we had two properties classified as held for sale, located in Arlington, Texas and Tewksbury, Massachusetts. Both of these properties were sold during the three months ended March 31, 2018.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	March 31, 2018	December 31, 2017
Assets Held for Sale
Real estate, at cost	$2,287	$12,997
Less: accumulated depreciation	857	3,970
Total real estate held for sale, net	1,430	9,027
Lease intangibles, net	2	9
Deferred rent receivable, net	—	10
Total Assets Held for Sale	$1,432	$9,046
Liabilities Held for Sale
Asset retirement obligation	$297	$114
Total Liabilities Held for Sale	$297	$114

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the three months ended March 31, 2018 and did not identify any held and used assets which were impaired.

We classified one property as held for sale at March 31, 2018. We performed an analysis of the property classified as held for sale, and compared the fair market value of the asset less selling costs against the carrying value of assets available for sale. We did not record an impairment charge during the three months ended March 31, 2018, as the fair market value was greater than the carrying value.

Fair market value for this asset was calculated using Level 3 inputs (defined in Note 6 "Mortgage Notes Payable and Credit Facility"), which were determined using comparable asset sale data from the respective asset location as well as negotiations with a prospective buyer. We continue to evaluate our properties on a quarterly basis for changes that could create the need to record impairment. Future impairment losses may result, and could be significant, should market conditions deteriorate in the markets in which we hold our assets or we are unable to secure leases at terms that are favorable to us, which could impact the estimated cash flow of our properties over the period in which we plan to hold our properties. Additionally, changes in management’s decisions to either own and lease long-term or sell a particular asset will have an impact on this analysis.

We recognized $3.7 million of impairment charges on two properties during the three months ended March 31, 2017. These properties were impaired through our held for sale carrying value analysis, during the three months ended March 31, 2017, and we concluded that the fair market value less selling costs was below the carrying value of the respective properties. We sold both of these properties during the year ended December 31, 2017.

6. Mortgage Notes Payable and Credit Facility

Our mortgage notes payable and Credit Facility as of March 31, 2018 and December 31, 2017 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	March 31, 2018		March 31, 2018	December 31, 2017	March 31, 2018	March 31, 2018
Mortgage and other secured loans:
Fixed rate mortgage loans	48		$380,691	$383,189	(1)	(2)
Variable rate mortgage loans	18		62,088	69,302	(3)	(2)
Premiums and discounts, net	-		(351)	(281)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(4,721)	(4,830)	N/A	N/A
Total mortgage notes payable, net	66		$437,707	$447,380	(4)
Variable rate revolving credit facility	32	(6)	$32,700	$21,400	LIBOR + 1.75%	10/27/2021
Deferred financing costs, revolving credit facility	-		(635)	(685)	N/A	N/A
Total revolver, net	32		$32,065	$20,715
Variable rate term loan facility	-	(6)	$75,000	$75,000	LIBOR + 1.70%	10/27/2022
Deferred financing costs, term loan facility	-		(444)	(468)	N/A	N/A
Total term loan, net	N/A		$74,556	$74,532
Total mortgage notes payable and credit facility	98		$544,328	$542,627	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.55% to 6.63%.

(2)	We have 45 mortgage notes payable with maturity dates ranging from 7/1/2018 through 7/1/2045.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.25% to one month LIBOR + 2.75%. At March 31, 2018, one month LIBOR was approximately 1.88%.

(4)	The weighted average interest rate on the mortgage notes outstanding at March 31, 2018 was approximately 4.59%.

(5)	The weighted average interest rate on all debt outstanding at March 31, 2018 was approximately 4.40%.

(6)
The amount we may draw under our senior unsecured revolving credit facility ("Revolver") and term loan facility ("Term Loan") is based on a percentage of the fair value of a combined pool of 32 unencumbered properties as of March 31, 2018. We refer to the Revolver and Term Loan collectively herein as the Credit Facility.

N/A - Not Applicable

Mortgage Notes Payable

As of March 31, 2018, we had 45 mortgage notes payable, collateralized by a total of 66 properties with a net book value of $648.4 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We have full recourse for $11.7 million of the mortgages notes payable, net or 2.7% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the three months ended March 31, 2018, we repaid one mortgage collateralized by one property and partially repaid one mortgage collateralized by two properties, releasing one of the collateralized properties, which are summarized below (dollars in thousands):

Variable Rate Debt Repaid	Interest Rate on Variable Rate Debt Repaid		Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$6,738	LIBOR +	2.25%	$9,444	5.75%

During the three months ended March 31, 2018, we issued one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Debt Issued		Interest Rate on Debt
$9,380	(1)	4.58%	(2)

(1)	We issued $9.4 million of swapped to fixed rate debt in connection with one property with a maturity date of March 1, 2023.

(2)	We entered into an interest rate swap and will be paying an all in fixed rate of 4.58%.

We made payments of $0.2 million and $0.02 million for deferred financing costs during the three months ended March 31, 2018 and 2017, respectively.

Scheduled principal payments of mortgage notes payable for the remainder of 2018, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Nine Months Ending December 31, 2018	$36,286
2019	47,602
2020	19,519
2021	33,506
2022	97,333
2023	69,225
Thereafter	139,308
Total	$442,779	(1)

(1)
This figure does not include $0.4 million of premiums and (discounts), net, and $4.7 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swap, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2018 and December 31, 2017, our interest rate cap agreements and interest rate swap were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in Other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at March 31, 2018 and December 31, 2017 (dollars in thousands):

		March 31, 2018		December 31, 2017
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,171	(1)	$136,229	$959	$143,512	$504

(1)	We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 2.50% to 3.00%.

We entered into an interest rate swap agreement in connection with a mortgage obtained on a Columbus, Ohio property, whereby we will pay our counterparty an interest rate equivalent to 2.83% on a monthly basis, and receive payments from our counterparty equivalent to one month LIBOR. The fair value of our interest rate swap agreement is recorded in Other assets on our accompanying condensed consolidated balance sheets. We have designated our interest rate swap as a cash flow hedge, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The fair market value at March 31, 2018 was $(0.1) million. The swap has a notional value equal to the debt we issued of $9.4 million, and has a termination date of March 1, 2023, which is also the maturity date of the issued debt.

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of Gain recognized in Comprehensive Income
	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Derivatives in cash flow hedging relationships
Interest rate caps	$373	$—
Interest rate swap	122	—

Total	$495	$—

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate caps	Other assets	$823	$450

Derivatives Not Designated as Hedging Instruments
Interest rate caps	Other assets	$136	54

Total derivatives		$959	$504

The fair value of all mortgage notes payable outstanding as of March 31, 2018 was $440.5 million, as compared to the carrying value stated above of $442.8 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On August 7, 2013, we procured our Revolver with KeyBank National Association (“KeyBank”) (serving as revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million and entered into a Term Loan whereby we added a $25.0 million, five-year Term Loan subject to the same leverage tiers as the Revolver, with the interest rate at each leverage tier being five basis points lower. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date. On October 27, 2017, we amended our existing Credit Facility. The Term Loan component of the Credit Facility was increased from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan has a new five-year term, with a maturity date of October 27, 2022, and the Revolver has a new four-year term, with a maturity date of October 27, 2021. The interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. We entered into interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75%. We used the net proceeds of the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $0.9 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, US Bank National Association and The Huntington National Bank.

As of March 31, 2018, there was $107.7 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.60% and $1.0 million outstanding under letters of credit at a weighted average interest rate of 1.75%. As of March 31, 2018, the maximum additional amount we could draw under the Revolver was $46.3 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2018.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2018.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of March 31, 2018 are as follows (dollars in thousands):

Year	Minimum Rental Payments Due
Nine Months Ending December 31, 2018	$349
2019	465
2020	466
2021	392
2022	319
2023	322
Thereafter	3,914
Total	$6,227

Expenses recorded in connection to rental expense incurred for the properties listed above during the three months ended March 31, 2018 and 2017 were $0.1 million and $0.1 million, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income.

Letters of Credit

As of March 31, 2018, there was $1.0 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Stockholders’ and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2018 (dollars in thousands):

	Series A and B Preferred Stock	Common Stock	Senior Common Stock	Series A and B Preferred Stock	Senior Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2017	2,264,000	28,384,016	904,819	$2	$1	$28	$534,790	$35	$(268,058)	$266,798
Issuance of Series A and B preferred stock and common stock, net	—	31,011	—	—	—	—	643	—	—	643
Conversion of senior common stock to common stock	—	8,881	(10,522)	—	—	—	—	—	—	—
Retirement of senior common stock, net	—	—	(2,266)	—	—	—	(34)	—	—	(34)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(13,474)	(13,474)
Comprehensive income	—	—	—	—	—	—	—	495	—	495
Net income	—	—	—	—	—	—	—	—	4,605	4,605
Balance at March 31, 2018	2,264,000	28,423,908	892,031	$2	$1	$28	$535,399	$530	$(276,927)	$259,033

Distributions

We paid the following distributions per share for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Common Stock	$0.375	$0.375
Senior Common Stock	0.2625	0.2625
Series A Preferred Stock	0.4843749	0.4843749
Series B Preferred Stock	0.46875	0.46875
Series D Preferred Stock	0.4374999	0.4374999

Recent Activity

Common Stock ATM Program

During the three months ended March 31, 2018, we sold 0.03 million shares of common stock, raising $0.6 million in net proceeds under our common ATM program with Cantor Fitzgerald (the "Common Stock ATM Program"). As of March 31, 2018, we had a remaining capacity to sell up to $85.6 million of common stock under the Common Stock ATM Program.

Series A and B Preferred Stock ATM Programs

Under our open market sales agreement with Cantor Fitzgerald (the “Series A and B Preferred ATM Program”), we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during the three months ended March 31, 2018. As of March 31, 2018, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Mezzanine Equity

The 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”), is classified as mezzanine equity in our condensed consolidated balance sheets because it is redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. We will periodically evaluate the likelihood that a change of control greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control greater than 50% is remote.

Under our open market sales agreement with Cantor Fitzgerald (the “Series D Preferred ATM Program”), we may, from time to time, offer to sell shares of our Series D Preferred, having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the three months ended March 31, 2018, we sold approximately 0.04 million shares of our Series D Preferred for net proceeds of $0.9 million. As of March 31, 2018, we had a remaining capacity to sell up to $19.9 million of Series D Preferred under the Series D Preferred ATM Program.

9. Subsequent Events

Distributions

On April 10, 2018, our Board of Directors declared the following monthly distributions for the months of April, May and June of 2018:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series D Preferred Distributions per Share
April 20, 2018	April 30, 2018	$0.125	$0.1614583	$0.15625	$0.1458333
May 22, 2018	May 31, 2018	0.125	0.1614583	0.15625	0.1458333
June 20, 2018	June 29, 2018	0.125	0.1614583	0.15625	0.1458333
		$0.375	$0.4843749	$0.46875	$0.4374999

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
April	May 7, 2018	$0.0875
May	June 7, 2018	0.0875
June	July 9, 2018	0.0875
		$0.2625

Amendment to Articles of Incorporation

On April 11, 2018, we filed with the Maryland State Department of Assessments and Taxation an Articles Supplementary reclassifying 3,500,000 authorized but unissued shares of our convertible Senior Common Stock, as authorized but unissued shares of our common stock. As a result of the reclassification, there were 57,969 authorized but unissued shares of Senior Common Stock remaining.

On April 11, 2018, we also filed with the Maryland State Department of Assessments and Taxation an Articles of Amendment to increase our authorized common stock to 87,700,000 shares.

Financing Activity

On April 18, 2018, we extended the maturity dates on two variable rate mortgage notes totaling $13.0 million from July 2018 to July 2020.

ATM Equity Activity

Subsequent to March 31, 2018 and through May 1, 2018, we raised $1.0 million in net proceeds from the sale of 38,708 shares of Series D Preferred Stock in our Series D Preferred ATM Program. We made no sales under our Common Stock ATM Program or Series A and B Preferred Stock ATM Program subsequent to March 31, 2018 and through May 1, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

All references to “we,” “our,” “us” and the "Company" in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where otherwise noted or where the context indicates that the term means only Gladstone Commercial Corporation.

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

As of May 1, 2018:

•	we owned 98 properties totaling 11.4 million square feet in 24 states;

•	our occupancy rate was 99.1%;

•	the weighted average remaining term of our mortgage debt was 6.4 years and the weighted average interest rate was 4.59%; and

•	the average remaining lease term of the portfolio was 7.4 years.

Business Environment

In the United States, vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. Vacancy rates in many markets have been reduced to levels seen at the peak before the most recent U.S. recession and rental rates have increased in most primary and secondary markets. This condition has led to a rise in construction activity for both office and industrial properties in many markets. Reports from many national research firms reflect that the industrial supply and demand relationship still appears to be in equilibrium, but that office supply and demand in select markets may be moving toward a slight increase in vacancy. Interest rates have been volatile and although interest rates are still relatively low, lenders have varied on their required spreads over the last several quarters and overall financing costs for fixed rate mortgages appear to be on the rise. The 2017 year-end statistics from national research firms indicate that total investment sales volume was approximately 8-10% less than the volume recorded in 2016. We believe that the Q1 2018 investment volume was lower than Q1 2017 volume, based on our market observations; however, industry publications containing this data have not yet been released. These statistics, once confirmed by industry reports, reflect that investment sales volumes have dropped for the past two years compared to the preceding year.

From a more macro-economic perspective, the strength of the global economy and U.S. economy in particular continue to be uncertain with increased volatility due to the 2016 vote in the United Kingdom to exit the European Union, and an apparent continuing global economic slowdown. The long-term impact of the recent passage of tax reform in the United States is unknown at this time, although the lowering of the corporate tax rate is generally expected be beneficial. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term as well as other geo-political issues has increased domestic and global instability. These developments could cause interest rates and borrowing costs to rise, which may adversely affect our ability to access both the equity and debt markets and could have an adverse effect on our tenants as well.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we only have two partially vacant buildings.

We have zero leases expiring during the remainder of 2018, six leases expiring in 2019, which accounts for 3.9% of rental revenue we recognized during the three months ended March 31, 2018, and 12 leases expiring in 2020, which accounts for 11.3% of rental revenue recognized during the three months ended March 31, 2018.

Our available vacant space at March 31, 2018 represents 0.9% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $0.2 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our $85.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent), which matures in October 2021, and our $75.0 million term loan facility (“Term Loan”), which matures in October 2022, which we refer to collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market, (the "CMBS market"), to issue mortgages to finance our real estate activities.

In addition to obtaining funds through borrowing, we have been active in the equity markets during and subsequent to the three months ended March 31, 2018. We have issued shares of both common stock and Series D Preferred Stock through our at-the-market programs, or ATM Programs, pursuant to our open market sale agreements with Cantor Fitzgerald, discussed in more detail below.

Recent Developments

2018 Sale Activity

During the three months ended March 31, 2018, we continued to execute our capital recycling program, whereby we sold non-core properties and redeployed proceeds to fund property acquisitions located in our target secondary growth markets, as well as repay outstanding debt. We will continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities are available. During the three months ended March 31, 2018, we sold two non-core properties located in Arlington, Texas and Tewksbury, Massachusetts, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Gain on Sale of Real Estate, net
166,200	$11,100	$327	$1,844

2018 Acquisition Activity

During the three months ended March 31, 2018, we acquired one property, located in Vance, Alabama, which is summarized in the table below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs		Aggregate Annualized GAAP Rent
127,444	9.8 years	$14,341	$91	(1)	$1,087

(1)
We accounted for this transaction under ASU 2017-01. As a result, we treated this acquisition as an asset acquisition rather than a business combination. As a result of this treatment, we capitalized $0.1 million of acquisition costs that would otherwise have been expensed under business combination treatment.

2018 Leasing Activity

During the three months ended March 31, 2018, we executed one new lease, which is summarized below (dollars in thousands):

Three Months Ended	Aggregate Square Footage	Weighted Average Lease Term	Aggregate Annualized GAAP Rent	Aggregate Leasing Commissions
March 31, 2018	34,441	3.6 years	$97	$14

2018 Financing Activity

During the three months ended March 31, 2018, we repaid one mortgage collateralized by one property and partially repaid one mortgage collateralized by two properties, releasing one of the collateralized properties, which are summarized below (dollars in thousands):

Variable Rate Debt Repaid	Interest Rate on Variable Rate Debt Repaid		Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$6,738	LIBOR +	2.25%	$9,444	5.75%

During three months ended March 31, 2018, we issued one mortgage, collateralized by one property, which is summarized below (dollars in thousands):

Debt Issued		Interest Rate on Debt
$9,380	(1)	4.58%	(2)

(1)	We issued $9.4 million of swapped to fixed rate debt in connection with one property with a maturity date of March 1, 2023.

(2)	We entered into an interest rate swap and will be paying an all in fixed rate of 4.58%.

2018 Equity Activities

Common Stock ATM Program

During the three months ended March 31, 2018, we sold 0.03 million shares of common stock, raising $0.6 million in net proceeds under our common stock ATM program with Cantor Fitzgerald (the "Common Stock ATM Program"). As of March 31, 2018, we had a remaining capacity to sell up to $85.6 million of common stock under the Common Stock ATM Program.

Preferred ATM Programs

Series A and B Preferred Stock: Under our open market sales agreement (the “Series A and B Preferred ATM Program”), with Cantor Fitzgerald, we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during three months ended March 31, 2018. As of March 31, 2018, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Series D Preferred Stock: Under our open market sales agreement (the “Series D Preferred ATM Program”), with Cantor Fitzgerald, we may, from time to time, offer to sell shares of our 7.00% Series D Cumulative Redeemable Preferred (“Series D Preferred”), having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the three months ended March 31, 2018, we sold approximately 0.04 million shares of our Series D Preferred for net proceeds of $0.9 million. As of March 31, 2018, we had a remaining capacity to sell up to $19.9 million of Series D Preferred under the Series D Preferred ATM Program.

Amendment to Articles of Incorporation

On April 11, 2018, we filed with the Maryland State Department of Assessments and Taxation an Articles Supplementary
reclassifying 3,500,000 authorized but unissued shares of our convertible senior common stock (the "Senior Common Stock"), as authorized but unissued shares of our common stock. As a result of the reclassification, there were 57,969 authorized but unissued shares of Senior Common Stock remaining.

On April 11, 2018, we also filed with the Maryland State Department of Assessments and Taxation an Articles of Amendment to increase our authorized common stock to 87,700,000 shares.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our "Adviser") seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the three months ended March 31, 2018, our largest tenant comprised only 4.7% of total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the three months ended March 31,
	2018		2017
Industry Classification	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue
Telecommunications	$3,957	15.5%	$3,851	17.6%
Diversified/Conglomerate Services	3,459	13.5	2,000	9.1
Healthcare	2,993	11.7	3,332	15.2
Automobile	2,942	11.5	2,641	12.0
Banking	1,995	7.8	612	2.8
Information Technology	1,498	5.9	1,498	6.8
Personal, Food & Miscellaneous Services	1,459	5.7	892	4.1
Diversified/Conglomerate Manufacturing	1,216	4.8	1,205	5.5
Electronics	1,060	4.1	1,082	4.9
Buildings and Real Estate	1,017	4.0	558	2.5
Chemicals, Plastics & Rubber	726	2.8	770	3.5
Personal & Non-Durable Consumer Products	672	2.6	664	3.0
Machinery	560	2.2	560	2.6
Childcare	556	2.2	556	2.5
Containers, Packaging & Glass	454	1.8	519	2.4
Beverage, Food & Tobacco	445	1.7	525	2.4
Printing & Publishing	286	1.1	393	1.8
Education	164	0.6	164	0.7
Home & Office Furnishings	132	0.5	132	0.6
Total	$25,591	100.0%	$21,954	100.0%

The table below reflects the breakdown of total rental income by state for the three months ended March 31, 2018 and 2017 (dollars in thousands):

State	Rental Revenue for the three months ended March 31, 2018	Percentage of Rental Revenue	Number of Leases for the three months ended March 31, 2018	Rental Revenue for the three months ended March 31, 2017	Percentage of Rental Revenue	Number of Leases for the three months ended March 31, 2017
Texas	$3,795	14.8%	12	$3,781	17.2%	12
Pennsylvania	3,250	12.7	9	2,230	10.2	7
Florida	2,839	11.1	10	1,117	5.1	3
Ohio	2,393	9.4	15	2,296	10.5	14
Utah	1,664	6.5	3	946	4.3	2
North Carolina	1,516	5.9	8	1,499	6.8	8
Georgia	1,204	4.7	6	1,192	5.4	6
South Carolina	1,153	4.5	2	1,153	5.3	2
Michigan	1,082	4.2	4	1,082	4.9	4
Minnesota	922	3.6	6	916	4.2	6
All Other States	5,773	22.6	32	5,742	26.1	35
Total	$25,591	100.0%	107	$21,954	100.0%	99

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Gladstone Administration, LLC, a Delaware limited liability company (our "Administrator") are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator. Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator. Mr. Robert Cutlip, our president, is also an executive managing director of our Adviser. Our Administrator, employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs.

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

Base Management Fee

On January 10, 2017, we entered into a Fourth Amended and Restated Investment Advisory Agreement with the Adviser, effective as of October 1, 2016. Our entrance into the Advisory Agreement and each subsequent amendment thereof (including the fourth amendment completed in January of 2017) was approved unanimously by our Board of Directors. Our Board of Directors also reviews and considers renewing the Advisory Agreement each July. During its July 2017 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2018.

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

Incentive Fee

Pursuant to the Advisory Agreement, the calculation of the incentive fee rewards the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2018 or 2017.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator's expenses are generally derived by multiplying our Administrator's total expenses by the appropriate percentage of time the Administrator's employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature in order to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, filed by us with the U.S. Securities and Exchange Commission (the "SEC") on February 14, 2018 (our "2017 Form 10-K"). There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2018.

Results of Operations

The weighted average yield on our total portfolio, which was 8.8% and 8.6% as of March 31, 2018 and 2017, respectively, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations and other comprehensive income, of each acquisition since inception as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2018 and 2017 is below (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2018	2017	$ Change	% Change
Operating revenues
Rental revenue	$25,591	$21,954	$3,637	16.6%
Tenant recovery revenue	762	360	402	111.7%
Total operating revenues	26,353	22,314	4,039	18.1%
Operating expenses
Depreciation and amortization	11,586	9,921	1,665	16.8%
Property operating expenses	2,792	1,380	1,412	102.3%
Base management fee	1,295	1,181	114	9.7%
Incentive fee	696	569	127	22.3%
Administration fee	387	360	27	7.5%
General and administrative	646	551	95	17.2%
Impairment charge	—	3,746	(3,746)	(100.0)%
Total operating expenses	17,402	17,708	(306)	(1.7)%
Other (expense) income
Interest expense	(6,213)	(6,158)	(55)	0.9%
Gain on sale of real estate, net	1,844	5,906	(4,062)	(68.8)%
Other income	23	2	21	1,050.0%
Total other expense, net	(4,346)	(250)	(4,096)	1,638.4%
Net income	4,605	4,356	249	5.7%
Distributions attributable to Series A, B and D preferred stock	(2,582)	(2,373)	(209)	8.8%
Distributions attributable to senior common stock	(232)	(248)	16	(6.5)%
Net income available to common stockholders	$1,791	$1,735	$56	3.2%
Net income available to common stockholders per weighted average share of common stock - basic and diluted	$0.06	$0.07	$(0.01)	(14.3)%
FFO available to common stockholders - basic (1)	$11,533	$9,496	$2,037	21.5%
FFO available to common stockholders - diluted (1)	$11,765	$9,744	$2,021	20.7%
FFO per weighted average share of common stock - basic (1)	$0.41	$0.38	$0.03	7.9%
FFO per weighted average share of common stock - diluted (1)	$0.40	$0.38	$0.02	5.3%

(1)	Refer to the "Funds from Operations" section below within the Management's Discussion and Analysis section for the definition of FFO.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2017, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2016. Properties with vacancy are properties that were fully vacant or had greater than 5.0% vacancy, based on square footage, at any point subsequent to January 1, 2017. Expanded properties are properties in which an expansion was completed at any point subsequent to December 31, 2016.

Operating Revenues

	For the three months ended March 31,
	(Dollars in Thousands)
Rental Revenues	2018	2017	$ Change	% Change
Same Store Properties	$20,051	$19,962	$89	0.4%
Acquired & Disposed Properties	4,071	829	3,242	391.1%
Properties with Vacancy	940	870	70	8.0%
Expanded Properties	529	293	236	80.5%
	$25,591	$21,954	$3,637	16.6%

Rental revenue from same store properties increased slightly for the three months ended March 31, 2018 from the comparable 2017 period, primarily due to an increase in rental charges related to lease extensions executed subsequent to the three months ended March 31, 2017, coupled with increases in rental charges on leases subject to consumer price indexes. Rental revenue increased for acquired and disposed of properties for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, because we acquired eight properties subsequent to March 31, 2017, offset by a loss of rental revenues from six properties we sold during and subsequent to the three months ended March 31, 2017 pursuant to our capital recycling program. Rental revenue increased for our properties with vacancy for the three months ended March 31, 2018 because we leased approximately 47,000 square feet of vacant space in properties with partial vacancies subsequent to the three months ended March 31, 2017. Rental revenue increased for our expanded properties because we completed an expansion project subsequent to the three months ended March 31, 2017 and, therefore, we were able to charge additional rent for such property during the three months ended March 31, 2018.

	For the three months ended March 31,
	(Dollars in Thousands)
Tenant Recovery Revenue	2018	2017	$ Change	% Change
Same Store Properties	$436	$319	$117	36.7%
Acquired & Disposed Properties	278	1	277	27,700.0%
Properties with Vacancy	45	38	7	18.4%
Expanded Properties	3	2	1	50.0%
	$762	$360	$402	111.7%

The increase in same store tenant recovery revenues for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, is a result of increased recoveries from leases with base year expense stops at certain of our properties, as these properties had greater property operating expenses during the three months ended March 31, 2018. The increase in tenant recovery revenues on acquired and disposed of properties for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, is a result of increased recoveries from leases with base year expense stops at properties acquired subsequent to March 31, 2017 with base year leases.

Operating Expenses

Depreciation and amortization increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to depreciation on capital projects completed subsequent to March 31, 2017 coupled with depreciation on the eight properties acquired subsequent to March 31, 2017, partially offset by decreased depreciation on the six properties sold during and subsequent to the three months ended March 31, 2017.

	For the three months ended March 31,
	(Dollars in Thousands)
Property Operating Expenses	2018	2017	$ Change	% Change
Same Store Properties	$1,021	$977	$44	4.5%
Acquired & Disposed Properties	1,524	110	1,414	1,285.5%
Properties with Vacancy	243	289	(46)	(15.9)%
Expanded Properties	4	4	—	—%
	$2,792	$1,380	$1,412	102.3%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, is a result of an overall increase in property operating expenses incurred at our properties with tenants on base year expense stop leases, offset by a decrease in landlord obligated property expenses on our triple net leased properties. The increase in property operating expenses for acquired and disposed of properties for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, is primarily a result of increased property operating expenses from properties acquired subsequent to March 31, 2017, as a majority of these properties are subject to base year leases, partially offset by a reduction of operating expenses from properties sold subsequent to March 31, 2017. The decrease in property operating expenses for properties with vacancy during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, is due to decreased property operating expenses associated with three properties where we leased vacant space with triple net leases.

The base management fee paid to the Adviser increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to the increase in total adjusted stockholders’ equity in the past 12 months. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, due to pre-incentive fee Core FFO increasing faster than the hurdle rate, resulting in a higher incentive fee. The increase in FFO is a result of an increase in total operating revenues, partially offset by an increase in total operating expenses and interest expense. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to using a greater share of our Administrator’s resources during the three months ended March 31, 2018. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily as a result of an increase in professional fees and subscription and membership fees, partially offset by a decrease in shareholder related expenses.

We did not recognize an impairment charge for the three months ended March 31, 2018. The impairment charge for the three months ended March 31, 2017 resulted from an impairment recorded on our Concord Township, Ohio and Newburyport, Massachusetts properties during the first quarter of 2017, as we determined the carrying value of these properties was unrecoverable through our quarterly impairment testing. Both the Concord Township, Ohio property and the Newburyport, Massachusetts property were sold during the year ended December 31, 2017.

Other Income and Expenses

Interest expense increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase was primarily a result of us issuing or assuming $71.8 million in mortgage debt subsequent to the three months ended March 31, 2017, coupled with an increase in LIBOR, which is the interest rate benchmark for all of our outstanding variable rate debt, partially offset by our repayment of $65.4 million in maturing mortgage debt during and subsequent to the three months ended March 31, 2017.

Gain on sale of real estate, net, for the three months ended March 31, 2018 is attributable to two non-core industrial assets sold during the period. Gain on sale of real estate, net, for the three months ended March 31, 2017 is attributable to one non-core industrial asset sold during the period.

Net Income Available to Common Stockholders

Net income available to common stockholders increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the increase in total operating revenues related to asset acquisition activity and leasing vacant space, coupled with a gain on sale of real estate, net, from selling two industrial assets, partially offset by an increase in property operating expenses, depreciation and amortization expenses, and base management and incentive fees.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of March 31, 2018, was $50.4 million, consisting of approximately $4.1 million in cash and cash equivalents and an available borrowing capacity of $46.3 million under our Revolver. Our available borrowing capacity under the Revolver increased to $48.4 million as of May 1, 2018.

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

Equity Capital

During the three months ended March 31, 2018, we raised net proceeds of (i) $0.6 million of common equity under our Common Stock ATM Program at a net weighted average share price of $20.74, and (ii) $0.9 million under our Series D Preferred ATM Program at a net weighted average share price of $24.90. We used these proceeds to pay down outstanding debt and for other general corporate purposes. We did not sell any shares of our Series A Preferred or Series B Preferred pursuant to our Series A and B Preferred ATM Program during the three months ended March 31, 2018.

As of May 1, 2018, we had the ability to raise up to $293.8 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-208953), (the "Universal Shelf"), in one or more future public offerings. Of the $293.8 million of available capacity under our Universal Shelf, approximately $85.6 million of common stock is reserved for additional sales under our Common Stock ATM Program, approximately $37.2 million of preferred stock is reserved for additional sales under our Series A and B Preferred ATM Program, and approximately $18.9 million is reserved for additional sales under our Series D Preferred ATM Program as of May 1, 2018. We expect to continue to use our ATM programs as a source of liquidity for the remainder of 2018.

Debt Capital

As of March 31, 2018, we had 45 mortgage notes payable in the aggregate principal amount of $442.8 million, collateralized by a total of 66 properties with a remaining weighted average maturity of 6.4 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2018 was 4.59%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of March 31, 2018, we had mortgage debt in the aggregate principal amount of $36.3 million payable during the remainder of 2018 and $47.6 million payable during 2019. The 2018 principal amounts payable include both amortizing principal payments and five balloon principal payments due in the second half of 2018. We anticipate being able to refinance our mortgages that come due during the remainder of 2018 and 2019 with a combination of new debt and the issuance of additional equity securities. In addition, we have raised substantial equity under our ATM programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2018, was $12.6 million, as compared to net cash provided by operating activities of $10.5 million for the three months ended March 31, 2017. This increase was primarily a result of an increase in rental receipts from acquisitions completed subsequent to March 31, 2017. This increase is partially offset by an increase in property operating expenses. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Revolver and Term Loan, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018, was $4.1 million, which primarily consisted of one property acquisition, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of two properties. Net cash provided by investing activities during the three months ended March 31, 2017, was $10.1 million, which primarily consisted of proceeds from the sale of one property, coupled with recovering funds held in escrow from our lender for the mortgages we repaid, partially offset by capital improvements performed at certain of our properties.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2018, was $10.6 million, which primarily consisted of the repayment of $19.1 million of mortgage principal, coupled with distributions paid to common, senior common and preferred shareholders, partially offset by an increase in borrowings from our Revolver, the issuance of $1.6 million of equity and mezzanine equity and the issuance of $9.4 million of new mortgage debt. Net cash used in financing activities for the three months ended March 31, 2017, was $21.1 million, which primarily consisted of the repayment of $38.1 million of mortgage principal, coupled with distributions paid to common, senior common and preferred shareholders, partially offset by an increase in borrowings from our Revolver, coupled with proceeds from issuance of equity.

Credit Facility

On August 7 2013, we procured our Revolver with KeyBank (serving as a revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million, and entered into a Term Loan, whereby we added a $25.0 million, five-year Term Loan subject to the same leverage tiers as the Revolver, with the interest rate at each leverage tier being 5 basis points lower. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date. On October 27, 2017, we amended our existing Credit Facility. The Term Loan component of the Credit Facility was increased from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan has a new five-year term, with a maturity date of October 27, 2022, and the Revolver has a new four-year term, with a maturity date of October 27, 2021. The interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. We entered into interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75%. We used the net proceeds of the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $0.9 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, US Bank National Association and The Huntington National Bank.

As of March 31, 2018, there was $107.7 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.60% and $1.0 million outstanding under letters of credit at a weighted average interest rate of 1.75%. As of May 1, 2018, the maximum additional amount we could draw under the Revolver and Term Loan was $48.4 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2018.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$550,480	$39,084	$76,673	$244,886	$189,837
Interest on Debt Obligations (2)	114,864	22,638	41,316	31,119	19,791
Operating Lease Obligations (3)	6,227	465	932	675	4,155
Purchase Obligations (4)	943	943	—	—	—
	$672,514	$63,130	$118,921	$276,680	$213,783

(1)
Debt obligations represent borrowings under our Revolver, which represents $32.7 million of the debt obligation due in 2021, our Term Loan, which represents $75.0 million of the debt obligation due in 2022, and mortgage notes payable that were outstanding as of March 31, 2018. This figure does not include $0.4 million of premiums and discounts, net and $5.8 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.

(2)
Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of March 31, 2018.

(3)	Operating lease obligations represent the ground lease payments due on our four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at five of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2018.

Funds from Operations

The National Association of Real Estate Investment Trusts ("NAREIT"), developed Funds from Operations ("FFO") as a relevant non-GAAP supplemental measure of operating performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2018 and 2017, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2018	2017
Calculation of basic FFO per share of common stock
Net income	$4,605	$4,356
Less: Distributions attributable to preferred and senior common stock	(2,814)	(2,621)
Net income available to common stockholders	$1,791	$1,735
Adjustments:
Add: Real estate depreciation and amortization	11,586	9,921
Add: Impairment charge	—	3,746
Less: Gain on sale of real estate, net	(1,844)	(5,906)
FFO available to common stockholders - basic	$11,533	$9,496
Weighted average common shares outstanding - basic	28,420,995	24,963,926
Basic FFO per weighted average share of common stock	$0.41	$0.38
Calculation of diluted FFO per share of common stock
Net income	$4,605	$4,356
Less: Distributions attributable to preferred and senior common stock	(2,814)	(2,621)
Net income available to common stockholders	$1,791	$1,735
Adjustments:
Add: Real estate depreciation and amortization	11,586	9,921
Add: Impairment charge	—	3,746
Add: Income impact of assumed conversion of senior common stock	232	248
Less: Gain on sale of real estate, net	(1,844)	(5,906)
FFO available to common stockholders plus assumed conversions	$11,765	$9,744
Weighted average common shares outstanding - basic	28,420,995	24,963,926
Effect of convertible senior common stock	745,000	798,388
Weighted average common shares outstanding - diluted	29,165,995	25,762,314
Diluted FFO per weighted average share of common stock	$0.40	$0.38
Distributions declared per share of common stock	$0.375	$0.375

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have entered into interest rate swaps whereby we pay a fixed interest rate to our respective counterparty, and receive one month LIBOR in return. For details regarding our rate cap agreements and our interest rate swap agreements see Note 6 – Mortgage Notes Payable and Credit Facility of the accompanying condensed consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2018, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1% decrease in the one month LIBOR as of March 31, 2018. As of March 31, 2018, our effective average LIBOR was 1.88%. Given that a 2% or 3% decrease in LIBOR would result in a negative rate, the impact of these fluctuations are not presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net Increase (decrease) to Net Income
1% Decrease to LIBOR	$(1,721)	$1,721
1% Increase to LIBOR	1,721	(1,721)
2% Increase to LIBOR	1,911	(1,911)
3% Increase to LIBOR	2,250	(2,250)

As of March 31, 2018, the fair value of our mortgage debt outstanding was $440.5 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at March 31, 2018, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $17.9 million and $19.2 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2018.

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

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our 2017 Form 10-K. There are no material changes to risks associated with our business or investment in our securities from those previously set forth in the reports described above.

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

3.5
Articles Supplementary, filed with the Maryland State Department of Assessments and Taxation on April 11, 2018, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-33097), filed April 12, 2018.

3.6
Articles of Amendment, filed with the Maryland State Department of Assessments and Taxation on April 11, 2018, incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-33097), filed April 12, 2018.

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

11	Computation of Per Share Earnings from Operations.

12	Statements re: computation of ratios.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

*	Filed herewith
**	Furnished herewith
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	May 1, 2018	By:	/s/ Mike Sodo
Mike Sodo
Chief Financial Officer

Date:	May 1, 2018	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors