Form 10-Q
period 2018-09-30
GLADSTONE COMMERCIAL CORP
filed 2018-10-30
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of October 30, 2018 was 28,987,513.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2018

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate, at cost	$913,477	$893,853
Less: accumulated depreciation	170,824	149,417
Total real estate, net	742,653	744,436
Lease intangibles, net	109,343	118,927
Real estate and related assets held for sale, net	1,436	9,046
Cash and cash equivalents	2,470	6,683
Restricted cash	2,605	2,397
Funds held in escrow	5,934	9,369
Deferred rent receivable, net	34,613	33,333
Other assets	5,121	4,263
TOTAL ASSETS	$904,175	$928,454
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$437,146	$447,380
Borrowings under Revolver, net	30,334	20,715
Borrowings under Term Loan, net	74,604	74,532
Deferred rent liability, net	15,350	16,250
Asset retirement obligation	2,844	3,051
Accounts payable and accrued expenses	2,697	7,339
Liabilities related to assets held for sale, net	297	114
Due to Adviser and Administrator (1)	2,489	2,289
Other liabilities	5,692	6,554
TOTAL LIABILITIES	$571,453	$578,224
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 6,000,000 shares authorized; and 3,509,555 and 3,421,853 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (3)	$85,598	$83,432
TOTAL MEZZANINE EQUITY	$85,598	$83,432
STOCKHOLDERS’ EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 5,350,000 shares authorized and 2,264,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (3)	$2	$2
Senior common stock, par value $0.001 per share; 950,000 and 4,450,000 shares authorized; and 883,005 and 904,819 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (3)	1	1
Common stock, par value $0.001 per share, 87,700,000 and 34,200,000 shares authorized and 28,926,468 and 28,384,016 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (3)	29	28
Additional paid in capital	544,895	534,790
Accumulated other comprehensive income	1,063	35
Distributions in excess of accumulated earnings	(298,866)	(268,058)
TOTAL STOCKHOLDERS' EQUITY	247,124	266,798
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$904,175	$928,454

(1)	Refer to Note 2 “Related-Party Transactions”

(2)	Refer to Note 7 “Commitments and Contingencies”

(3)	Refer to Note 8 “Stockholders’ and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Operating revenues
Rental revenue	$25,737	$23,815	$77,021	$68,253
Tenant recovery revenue	854	550	2,517	1,294
Total operating revenues	26,591	24,365	79,538	69,547
Operating expenses
Depreciation and amortization	11,807	10,829	35,166	30,673
Property operating expenses	2,638	2,178	8,247	5,062
Base management fee (1)	1,242	1,277	3,798	3,665
Incentive fee (1)	785	640	2,215	1,760
Administration fee (1)	440	293	1,187	993
General and administrative	510	650	1,754	1,776
Impairment charge	—	—	—	3,999
Total operating expenses	17,422	15,867	52,367	47,928
Other (expense) income
Interest expense	(6,531)	(6,119)	(19,275)	(18,223)
Gain on sale of real estate, net	—	1	1,844	3,993
Other income	39	3	67	14
Total other expense, net	(6,492)	(6,115)	(17,364)	(14,216)
Net income	2,677	2,383	9,807	7,403
Distributions attributable to Series A, B and D preferred stock	(2,612)	(2,520)	(7,803)	(7,330)
Distributions attributable to senior common stock	(235)	(247)	(700)	(744)
Net (loss) income (attributable) available to common stockholders	$(170)	$(384)	$1,304	$(671)
(Loss) earnings per weighted average share of common stock - basic & diluted
(Loss) earnings (attributable) available to common shareholders	$(0.01)	$(0.01)	$0.05	$(0.03)
Weighted average shares of common stock outstanding
Basic and Diluted	28,734,380	27,234,569	28,532,224	25,833,423
Distributions declared per common share	$0.375	$0.375	$1.125	$1.125
Earnings per weighted average share of senior common stock	$0.27	$0.26	$0.79	$0.79
Weighted average shares of senior common stock outstanding - basic	886,346	932,636	890,966	947,238
Comprehensive income
Change in unrealized gain (loss) related to interest rate hedging instruments, net	$245	$(7)	$1,028	$172
Other Comprehensive income	245	(7)	1,028	172
Net income	2,677	2,383	9,807	7,403
Comprehensive income	$2,922	$2,376	$10,835	$7,575

(1)	Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$9,807	$7,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,166	30,673
Impairment charge	—	3,999
Gain on sale of real estate, net	(1,844)	(3,993)
Amortization of deferred financing costs	1,103	1,248
Amortization of deferred rent asset and liability, net	(797)	(633)
Amortization of discount and premium on assumed debt	(36)	(80)
Asset retirement obligation expense	90	96
Operating changes in assets and liabilities
Decrease (increase) in other assets	170	(1,560)
Increase in deferred rent receivable	(1,908)	(2,437)
Increase (decrease) in accounts payable, accrued expenses, and amount due Adviser and Administrator	513	(239)
(Decrease) increase in other liabilities	(1,071)	634
Tenant inducement payments	—	(122)
Leasing commissions paid	(402)	(192)
Net cash provided by operating activities	$40,791	$34,797
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(22,800)	$(83,242)
Improvements of existing real estate	(2,494)	(8,233)
Proceeds from sale of real estate	10,773	29,499
Receipts from lenders for funds held in escrow	1,286	3,712
Payments to lenders for funds held in escrow	(1,817)	(5,252)
Receipts from tenants for reserves	2,119	1,450
Payments to tenants from reserves	(1,884)	(783)
Deposits on future acquisitions	(590)	(1,650)
Deposits applied against acquisition of real estate investments	590	1,650
Net cash used in investing activities	$(14,817)	$(62,849)
Cash flows from financing activities:
Proceeds from issuance of equity	$12,504	$69,891
Offering costs paid	(200)	(1,922)
Retirement of senior common stock	(34)	(24)
Borrowings under mortgage notes payable	14,125	51,208
Payments for deferred financing costs	(345)	(992)
Principal repayments on mortgage notes payable	(24,888)	(57,182)
Borrowings from revolving credit facility	57,400	89,800
Repayments on revolving credit facility	(47,900)	(85,300)
Decrease in security deposits	(26)	(165)
Distributions paid for common, senior common and preferred stock	(40,615)	(37,130)
Net cash (used in) provided by financing activities	$(29,979)	$28,184
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4,005)	$132
Cash, cash equivalents, and restricted cash at beginning of period	$9,080	$7,688

Cash, cash equivalents, and restricted cash at end of period	$5,075	$7,820
NON-CASH INVESTING AND FINANCING INFORMATION
Tenant funded fixed asset improvements	$314	$2,201
Assumed mortgage in connection with acquisition	$—	$11,179
Assumed interest rate swap fair market value	$—	$42
Reserves released by title company to tenant	$3,966	$—
Unrealized gain related to interest rate hedging instruments, net	$1,028	$172
Capital improvements included in accounts payable and accrued expenses	$506	$2,053

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the nine months ended September 30,
	2018	2017
Cash and cash equivalents	$2,470	$4,287
Restricted cash	2,605	3,533
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$5,075	$7,820

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

Gladstone Commercial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation is a real estate investment trust (“REIT”) that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and commercial mortgage loans; however, we do not have any mortgage loans currently outstanding. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”), and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company (the “Administrator”), each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”).

All references herein to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission on February 14, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Critical Accounting Policies

In preparation of our financial statements in accordance with GAAP, we apply certain critical accounting policies which require management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of our accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2018.

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

In February 2017, the FASB issued ASU 2017-05 to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to de-recognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated, and partial sales of real estate assets will now be subject to the same de-recognition model as all other nonfinancial assets. We adopted this guidance for the calendar year beginning January 1, 2018, and the standard requires retrospective adoption. Our adoption of this guidance does not have a material impact on our consolidated financial statements, as we typically complete fee simple sales, with no continuing involvement.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is an executive managing director of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of September 30, 2018 and December 31, 2017, $2.5 million and $2.3 million, respectively, were collectively due to our Adviser and Administrator.

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

For the three and nine months ended September 30, 2018, we recorded a base management fee of $1.2 million and $3.8 million, respectively. For the three and nine months ended September 30, 2017, we recorded a base management fee of $1.3 million and $3.7 million, respectively.

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

For the three and nine months ended September 30, 2018, we recorded an incentive fee of $0.8 million and $2.2 million, respectively. For the three and nine months ended September 30, 2017, we recorded an incentive fee of $0.6 million and $1.8 million, respectively. The Adviser did not waive any portion of the incentive fee for the three and nine months ended September 30, 2018 or 2017, respectively.

Capital Gains Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gains fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2018 or 2017.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. For the three and nine months ended September 30, 2018, we recorded an administration fee of $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2017, we recorded an administration fee of $0.3 million and $1.0 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own (the “Financing Arrangement Agreement”). In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.02 million and $0.04 million during the three and nine months ended September 30, 2018, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.15% and 0.12%, respectively, of the mortgage principal secured and extended. We paid financing fees to Gladstone Securities of $0.1 million and $0.2 million during the three and nine months ended September 30, 2017, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25% and 0.27%, respectively, of the mortgage principal secured or extended. Our Board of Directors renewed the Financing Arrangement Agreement for an additional year, through August 31, 2019, at its July 2018 meeting.

3. (Loss) earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted (loss) earnings per share of common stock for the three and nine months ended September 30, 2018 and 2017. We computed basic (loss) earnings per share for the three and nine months ended September 30, 2018 and 2017 using the weighted average number of shares outstanding during the periods. Diluted (loss) earnings per share for the three and nine months ended September 30, 2018 and 2017 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Calculation of basic (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(170)	$(384)	$1,304	$(671)
Denominator for basic weighted average shares of common stock	28,734,380	27,234,569	28,532,224	25,833,423
Basic (loss) earnings per share of common stock	$(0.01)	$(0.01)	$0.05	$(0.03)
Calculation of diluted (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(170)	$(384)	$1,304	$(671)
Add: income impact of assumed conversion of senior common stock (1)	—	—	—	—
Net (loss) income (attributable) available to common stockholders plus assumed conversions (1)	$(170)	$(384)	$1,304	$(671)
Denominator for basic weighted average shares of common stock	28,734,380	27,234,569	28,532,224	25,833,423
Effect of convertible Senior Common Stock (1)	—	—	—	—
Denominator for diluted weighted average shares of common stock (1)	28,734,380	27,234,569	28,532,224	25,833,423
Diluted (loss) earnings per share of common stock	$(0.01)	$(0.01)	$0.05	$(0.03)

(1)
We excluded shares of Senior Common Stock that are convertible into 737,752 and 773,553 shares of our common stock from the calculation of diluted (loss) earnings per share for the three and nine months ended September 30, 2018 and 2017, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of September 30, 2018 and December 31, 2017, excluding real estate held for sale as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Real estate:
Land	$122,890	$121,783
Building and improvements	726,690	708,948
Tenant improvements	63,897	63,122
Accumulated depreciation	(170,824)	(149,417)
Real estate, net	$742,653	$744,436

Real estate depreciation expense on building and tenant improvements was $7.5 million and $22.3 million for the three and nine months ended September 30, 2018, respectively, and $6.9 million and $19.8 million for the three and nine months ended September 30, 2017, respectively.

Acquisitions

We acquired two properties during the nine months ended September 30, 2018, and five properties during the nine months ended September 30, 2017. The acquisitions are summarized below (dollars in thousands):

Nine Months Ended		Square Footage	Lease Term	Purchase Price	Acquisition Expenses		Annualized GAAP Rent	Debt Issued or Assumed
September 30, 2018	(1)	285,254	11.7 Years	$22,800	$225	(3)	$1,851	$4,745	(4)
September 30, 2017	(2)	666,451	10.7 Years	94,421	1,171	(3)	10,776	54,887	(5)

(1)
On March 9, 2018, we acquired a 127,444 square foot property in Vance, Alabama for $14.3 million. The annualized GAAP rent on the 9.8 year lease is $1.1 million. On September 20, 2018, we acquired a 157,810 square foot property in Columbus, Ohio for $8.5 million. We issued $4.7 million of mortgage debt in connection with this acquisition. The annualized GAAP rent on the 15.0 year lease is $0.8 million.

(2)
On June 22, 2017, we acquired a 60,016 square foot property in Conshohocken, Pennsylvania for $15.7 million. We assumed $11.2 million of mortgage debt. The annualized GAAP rent on the 8.5 year lease is $1.7 million. On July 7, 2017, we acquired a 300,000 square foot property in Philadelphia, Pennsylvania for $27.1 million. We issued $14.9 million of mortgage debt with a fixed interest rate of 3.75% in connection with this acquisition. The annualized GAAP rent on the 15.4 year lease is $2.3 million. On July 31, 2017, we acquired a 306,435 square foot, three property portfolio, located in Maitland, Florida for $51.6 million. We issued $28.8 million of mortgage debt with a fixed interest rate of 3.89% in connection with this acquisition. The portfolio has a weighted average lease term of 8.6 years and annualized GAAP rent of $6.8 million.

(3)
We accounted for these transactions under ASU 2017-01, “Clarifying the Definition of a Business.” As a result, we treated our acquisitions during the nine months ended September 30, 2018 and 2017 as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $0.2 million and $1.2 million, respectively, of acquisition costs that would otherwise have been expensed under business combination treatment.

(4)
We entered into an interest rate swap in connection with $4.7 million of issued debt on our Columbus, Ohio acquisition, pursuant to which we will pay our counterparty a fixed interest rate of 3.22%, and receive a variable interest rate of one month LIBOR from our counterparty. Our total interest rate on this debt is fixed at 5.32%. We have elected to treat this interest rate swap as a cash flow hedge, and all changes in fair market value will be recorded to accumulated other comprehensive income on the consolidated balance sheets.

(5)
We assumed an interest rate swap in connection with $11.2 million of assumed debt on our Conshohocken, Pennsylvania acquisition, pursuant to which we will pay our counterparty a fixed interest rate of 1.80%, and receive a variable interest rate of one month LIBOR from our counterparty. Our total interest rate on this debt is fixed at 3.55%. The interest rate swap had a fair value of $0.04 million upon the date of assumption, and subsequently increased in value to $0.7 million at September 30, 2018. We have elected to treat this interest rate swap as a cash flow hedge, and all changes in fair market value will be recorded to accumulated other comprehensive income on the consolidated balance sheets.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the nine months ended September 30, 2018 and 2017 as follows (dollars in thousands):

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Acquired assets and liabilities	Purchase price	Purchase price
Land	$1,140	$15,137
Building	17,849	51,186
Tenant Improvements	776	6,060
In-place Leases	1,249	9,516
Leasing Costs	1,245	5,083
Customer Relationships	792	6,851
Above Market Leases	49	1,916
Below Market Leases	(300)	(1,769)
Discount on Assumed Debt	—	399
Fair Value of Interest Rate Swap Assumed	—	42
Total Purchase Price	$22,800	$94,421

Significant Real Estate Activity on Existing Assets

During the nine months ended September 30, 2018 and 2017, we executed two and six new leases, respectively, which are summarized below (dollars in thousands):

Nine Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
September 30, 2018	(1)	184,441	1.6 years	$391	$—	$14
September 30, 2017		577,471	8.9 years	4,062	1,181	475

(1)	One of the new leases we entered into is on our South Hadley, Massachusetts property which is classified as held for sale on the condensed consolidated balance sheets as of September 30, 2018.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of September 30, 2018 and December 31, 2017, excluding real estate held for sale, as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$81,377	$(38,767)	$80,355	$(33,201)
Leasing costs	56,878	(26,738)	55,695	(23,016)
Customer relationships	59,502	(22,909)	58,892	(19,798)
	$197,757	$(88,414)	$194,942	$(76,015)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$14,511	$(8,679)	$14,425	$(7,962)
Below market leases and deferred revenue	(27,338)	11,988	(26,725)	10,475
	$(12,827)	$3,309	$(12,300)	$2,513

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $4.3 million and $12.9 million for the three and nine months ended September 30, 2018, respectively, and $3.9 million and $10.9 million for the three and nine months ended September 30, 2017, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2017, respectively, and is included in rental revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $0.5 million and $1.5 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, and is included in rental revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired during the nine months ended September 30, 2018 and 2017 were as follows:

Intangible Assets & Liabilities	2018	2017
In-place leases	13.0	9.7
Leasing costs	13.0	9.7
Customer relationships	21.2	12.7
Above market leases	9.8	10.2
Below market leases	15.0	9.4
All intangible assets & liabilities	15.0	10.4

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the nine months ended September 30, 2018, we continued to execute our capital recycling program, whereby we sold non-core properties and redeployed proceeds to fund property acquisitions in our target secondary growth markets, as well as repay outstanding debt. During the nine months ended September 30, 2018, we sold two non-core properties, located in Arlington, Texas and Tewksbury, Massachusetts, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Gain on Sale of Real Estate, net
166,200	$11,100	$327	$1,844

Our dispositions during the nine months ended September 30, 2018 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and nine months ended September 30, 2018, and 2017 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018		2017
Operating revenue	$—	$173	$93		$698
Operating expense	—	212	161		528
Other income, net	—	—	1,844	(1)	—
(Expense) income from real estate and related assets sold	$—	$(39)	$1,776		$170

(1)	Includes a $1.8 million gain on sale of real estate, net on two properties.

Real Estate Held for Sale

At September 30, 2018, we had one property classified as held for sale, located in South Hadley, Massachusetts. We have identified a prospective buyer for this property, and have executed a purchase and sale agreement. At December 31, 2017, we had two properties classified as held for sale, located in Arlington, Texas and Tewksbury, Massachusetts. Both of these properties were sold during the nine months ended September 30, 2018.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	September 30, 2018	December 31, 2017
Assets Held for Sale
Real estate, at cost	$2,287	$12,997
Less: accumulated depreciation	857	3,970
Total real estate held for sale, net	1,430	9,027
Lease intangibles, net	6	9
Deferred rent receivable, net	—	10
Total Assets Held for Sale	$1,436	$9,046
Liabilities Held for Sale
Asset retirement obligation	$297	$114
Total Liabilities Held for Sale	$297	$114

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the nine months ended September 30, 2018 and did not identify any held and used assets which were impaired.

We classified one property as held for sale at September 30, 2018. We performed an analysis of the property classified as held for sale, and compared the fair market value of the asset less selling costs against the carrying value of assets available for sale. We did not record an impairment charge during the three and nine months ended September 30, 2018, as the fair market value was greater than the carrying value.

Fair market value for this asset was calculated using Level 3 inputs (defined in Note 6 “Mortgage Notes Payable and Credit Facility”), which were determined using a negotiated sales price from an executed purchase and sale agreement with a third party. We continue to evaluate our properties on a quarterly basis for changes that could create the need to record impairment. Future impairment losses may result, and could be significant, should market conditions deteriorate in the markets in which we hold our assets or we are unable to secure leases at terms that are favorable to us, which could impact the estimated cash flow of our properties over the period in which we plan to hold our properties. Additionally, changes in management’s decisions to either own and lease long-term or sell a particular asset will have an impact on this analysis.

We recognized $4.0 million of impairment charges on two properties during the nine months ended September 30, 2017. These properties were impaired through our held for sale carrying value analysis, during the three and nine months ended September 30, 2017, and we concluded that the fair market value less selling costs was below the carrying value of the respective properties. We sold both of these properties during the year ended December 31, 2017.

6. Mortgage Notes Payable and Credit Facility

Our mortgage notes payable and Credit Facility as of September 30, 2018 and December 31, 2017 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	September 30, 2018		September 30, 2018	December 31, 2017	September 30, 2018	September 30, 2018
Mortgage and other secured loans:
Fixed rate mortgage loans	49		$380,620	$383,189	(1)	(2)
Variable rate mortgage loans	18		61,115	69,302	(3)	(2)
Premiums and discounts, net	-		(318)	(281)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(4,271)	(4,830)	N/A	N/A
Total mortgage notes payable, net	67		$437,146	$447,380	(4)
Variable rate revolving credit facility	32	(6)	$30,900	$21,400	LIBOR + 1.75%	10/27/2021
Deferred financing costs, revolving credit facility	-		(566)	(685)	N/A	N/A
Total revolver, net	32		$30,334	$20,715
Variable rate term loan facility	-	(6)	$75,000	$75,000	LIBOR + 1.70%	10/27/2022
Deferred financing costs, term loan facility	-		(396)	(468)	N/A	N/A
Total term loan, net	N/A		$74,604	$74,532
Total mortgage notes payable and credit facility	99		$542,084	$542,627	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.55% to 6.63%.

(2)	We have 46 mortgage notes payable with maturity dates ranging from 12/1/2018 through 7/1/2045.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.25% to one month LIBOR + 2.75%. At September 30, 2018, one month LIBOR was approximately 2.26%.

(4)	The weighted average interest rate on the mortgage notes outstanding at September 30, 2018 was approximately 4.66%.

(5)	The weighted average interest rate on all debt outstanding at September 30, 2018 was approximately 4.52%.

(6)
The amount we may draw under our senior unsecured revolving credit facility and term loan facility is based on a percentage of the fair value of a combined pool of 32 unencumbered properties as of September 30, 2018.

N/A - Not Applicable

Mortgage Notes Payable

As of September 30, 2018, we had 46 mortgage notes payable, collateralized by a total of 67 properties with a net book value of $638.9 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We have full recourse for $10.2 million of the mortgages notes payable, net, or 2.3% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the nine months ended September 30, 2018, we repaid one mortgage collateralized by one property and partially repaid one mortgage collateralized by two properties, releasing one of the collateralized properties, which are summarized below (dollars in thousands):

Variable Rate Debt Repaid	Interest Rate on Variable Rate Debt Repaid		Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$6,738	LIBOR +	2.25%	$9,444	5.75%

During the nine months ended September 30, 2018, we issued two mortgages, collateralized by two properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$14,125	(1)	4.83%	(2)

(1)	We issued $14.1 million of swapped to fixed rate debt in connection with two properties with maturity dates of March 1, 2023 and November 1, 2028.

(2)	We entered into two interest rate swaps and will be paying an all in fixed rates of 4.58% and 5.32%, respectively.

On April 18, 2018, we extended the maturity dates on two existing variable rate mortgage notes totaling $13.0 million from July 2018 to July 2020.

On July 23, 2018, we extended the maturity date on one variable rate mortgage note totaling $4.0 million from September 2018 to September 2019.

On September 18, 2018, we extended the maturity date on one fixed rate mortgage note totaling $3.6 million from November 2018 to November 2021.

We made payments of $0.1 million and $0.3 million for deferred financing costs during the three and nine months ended September 30, 2018, respectively, and $0.6 million and $1.0 million for deferred financing costs during the three and nine months ended September 30, 2017, respectively.

Scheduled principal payments of mortgage notes payable for the three months ending December 31, 2018, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Three Months Ending December 31, 2018	$10,255
2019	52,262
2020	32,006
2021	36,917
2022	97,444
2023	69,342
Thereafter	143,509
Total	$441,735	(1)

(1)
This figure does not include $0.3 million of premiums and discounts, net, and $4.3 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2018 and December 31, 2017, our interest rate cap agreements and interest rate swap were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at September 30, 2018 and December 31, 2017 (dollars in thousands):

		September 30, 2018		December 31, 2017
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,111	(1)	$135,185	$1,245	$143,512	$504

(1)	We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 2.25% to 3.25%.

We have assumed or entered into interest rate swap agreement in connection with certain of our acquisitions, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements are recorded in other assets on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at September 30, 2018 and December 31, 2017 (dollars in thousands):

September 30, 2018		December 31, 2017
Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$24,867	$768	$11,036	$316

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of Gain (Loss), net recognized in Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives in cash flow hedging relationships
Interest rate caps	$107	$—	$576	$—
Interest rate swaps	138	(7)	452	172

Total	$245	$(7)	$1,028	$172

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate caps	Other assets	$1,036	$450
Interest rate swaps	Other assets	768	316

Derivatives Not Designated as Hedging Instruments
Interest rate caps	Other assets	$209	$54

Total derivatives		$2,013	$820

The fair value of all mortgage notes payable outstanding as of September 30, 2018 was $435.9 million, as compared to the carrying value stated above of $441.7 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On August 7, 2013, we procured our senior unsecured revolving credit facility (“Revolver”) with KeyBank National Association (“KeyBank”) (serving as revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million and entered into a term loan facility (“Term Loan”) whereby we added a $25.0 million, five-year Term Loan subject to the same leverage tiers as the Revolver, with the interest rate at each leverage tier being five basis points lower than that of the Revolver. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date. We refer to the Revolver and Term Loan collectively herein as the Credit Facility. On October 27, 2017, we amended this Credit Facility, increasing the Term Loan from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan has a new five-year term, with a maturity date of October 27, 2022, and the Revolver has a new four-year term, with a maturity date of October 27, 2021. The interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75% in order to hedge our exposure to variable interest rates. We used the net proceeds of the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $0.9 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, US Bank National Association and The Huntington National Bank.

As of September 30, 2018, there was $105.9 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.97% and $1.2 million outstanding under letters of credit at a weighted average interest rate of 1.75%. As of September 30, 2018, the maximum additional amount we could draw under the Revolver was $49.3 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2018.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2018.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of September 30, 2018 are as follows (dollars in thousands):

Year	Minimum Rental Payments Due
Three Months Ending December 31, 2018	$117
2019	465
2020	466
2021	392
2022	319
2023	322
Thereafter	3,914
Total	$5,995

Rental expense incurred for properties with ground lease obligations during the three and nine months ended September 30, 2018 was $0.1 million and $0.4 million, respectively, and during the three and nine months ended September 30, 2017 was $0.1 million and $0.4 million, respectively. Rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income.

Letters of Credit

As of September 30, 2018, there was $1.2 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Stockholders’ and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2018 (dollars in thousands):

	Series A and B Preferred Stock	Common Stock	Senior Common Stock	Series A and B Preferred Stock	Senior Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity
Balance at December 31, 2017	2,264,000	28,384,016	904,819	$2	$1	$28	$534,790	$35	$(268,058)	$266,798
Issuance of Series A and B preferred stock and common stock, net	—	526,323	—	—	—	1	10,139	—	—	10,140
Conversion of senior common stock to common stock	—	16,129	(19,548)	—	—	—	—	—	—	—
Retirement of senior common stock, net	—	—	(2,266)	—	—	—	(34)	—	—	(34)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(40,615)	(40,615)
Comprehensive income	—	—	—	—	—	—	—	1,028	—	1,028
Net income	—	—	—	—	—	—	—	—	9,807	9,807
Balance at September 30, 2018	2,264,000	28,926,468	883,005	$2	$1	$29	$544,895	$1,063	$(298,866)	$247,124

Distributions

We paid the following distributions per share for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Common Stock	$0.375	$0.375	$1.125	$1.125
Senior Common Stock	0.2625	0.2625	0.7875	0.7875
Series A Preferred Stock	0.4843749	0.4843749	1.4531247	1.4531247
Series B Preferred Stock	0.46875	0.46875	1.4063	1.4063
Series D Preferred Stock	0.4374999	0.4374999	1.3124997	1.3124997

Recent Activity

Common Stock ATM Program

During the nine months ended September 30, 2018, we sold 0.5 million shares of common stock, raising $10.1 million in net proceeds under our open market sales agreement with Cantor Fitzgerald (the “Common Stock ATM Program”). As of September 30, 2018, we had remaining capacity to sell up to $76.0 million of common stock under the Common Stock ATM Program.

Series A and B Preferred Stock ATM Programs

Under another open market sales agreement with Cantor Fitzgerald (the “Series A and B Preferred ATM Program”), we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during the nine months ended September 30, 2018. As of September 30, 2018, we had remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Mezzanine Equity

Our 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”) is classified as mezzanine equity on our condensed consolidated balance sheets because it is redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. We will periodically evaluate the likelihood that a change of control greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control greater than 50% is remote.

Under a third open market sales agreement with Cantor Fitzgerald (the “Series D Preferred ATM Program”), we may, from time to time, offer to sell shares of our Series D Preferred, having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the nine months ended September 30, 2018, we sold approximately 0.1 million shares of our Series D Preferred for net proceeds of $2.2 million under our Series D Preferred ATM Program. As of September 30, 2018, we had remaining capacity to sell up to $18.6 million of Series D Preferred under the Series D Preferred ATM Program.

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

9. Subsequent Events

Distributions

On October 9, 2018, our Board of Directors declared the following monthly distributions for the months of October, November and December of 2018:

Record Date	Payment Date	Common Stock Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series D Preferred Distributions per Share
October 19, 2018	October 31, 2018	$0.125	$0.1614583	$0.15625	$0.1458333
November 20, 2018	November 30, 2018	0.125	0.1614583	0.15625	0.1458333
December 20, 2018	December 31, 2018	0.125	0.1614583	0.15625	0.1458333
		$0.375	$0.4843749	$0.46875	$0.4374999

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
October	November 7, 2018	$0.0875
November	December 7, 2018	0.0875
December	January 7, 2019	0.0875
		$0.2625

ATM Equity Activity

Subsequent to September 30, 2018 and through October 30, 2018, we raised $1.1 million in net proceeds from the sale of 61,045 shares of Common Stock under our Common Stock ATM Program. We made no sales under our Series D Preferred ATM Program or Series A and B Preferred Stock ATM Program subsequent to September 30, 2018 and through October 30, 2018.

Leasing Activity

On October 24, 2018, we extended the lease with the tenant occupying our 60,000 square foot property located in Hickory, North Carolina. The lease was extended through March 31, 2025. The lease provides for prescribed rent escalations over its life with annualized GAAP rents of $1.1 million. In connection with the extension of the lease, we committed to $0.4 million in tenant improvements and will pay $0.2 million in leasing commissions.

Acquisition Activity

On October 30, 2018, we acquired a 218,703 square foot two property portfolio located in Detroit, Michigan for $21.3 million, net of acquisition costs. We funded this acquisition with $0.8 million cash on hand, the assumption of a $6.9 million mortgage, and the issuance of units of limited partnership interests in Gladstone Commercial Limited Partnership. The mortgage assumed has a fixed interest rate of 4.63% with a 19 year term. The portfolio is 100% leased to two tenants, with a weighted average lease term of 10.5 years. Both triple net leases provide for prescribed rent escalations over their life with annualized GAAP rents of $1.7 million.

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

As of October 30, 2018:

•	we owned 101 properties totaling 11.8 million square feet in 24 states;

•	our occupancy rate was 99.1%;

•	the weighted average remaining term of our mortgage debt was 6.2 years and the weighted average interest rate was 4.66%; and

•	the average remaining lease term of the portfolio was 7.1 years.

Business Environment

In the United States, vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. Vacancy rates in many markets have been reduced to levels seen at the peak before the most recent U.S. recession and rental rates have increased in most primary and secondary markets. This condition has led to a rise in construction activity for both office and industrial properties in many markets. Reports from many national research firms reflect that the industrial supply and demand relationship still appears to be in equilibrium, but that office supply and demand in select markets may be moving toward a slight increase in vacancy. Interest rates have been volatile and although interest rates are still somewhat low, lenders have varied on their required spreads over the last several quarters and overall financing costs for fixed rate mortgages are rising. The 2017 year-end statistics from national research firms indicate that total investment sales volume was approximately 8-10% less than the volume recorded in 2016. Investment sales volume for all property types has decreased each year since 2015. The recorded first quarter and second quarter 2018 investment volume for single property sales was lower than first quarter and second quarter 2017, and we anticipate third quarter 2018 investment volume to have a similar decrease, pending our review of available market data.

From a more macro-economic perspective, the strength of the global economy and U.S. economy continue to be uncertain. The long-term impact of the recent passage of tax reform in the United States is unknown at this time, although the lowering of the corporate tax rate is generally expected be beneficial. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term as well as other geo-political issues has increased domestic and global instability. These developments could cause interest rates and borrowing costs to rise, which may adversely affect our ability to access both the equity and debt markets and could have an adverse effect on our tenants as well.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we only have two partially vacant buildings.

We have zero leases expiring during the remainder of 2018, five leases expiring in 2019, which account for 3.6% of rental revenue recognized during the nine months ended September 30, 2018, and 13 leases expiring in 2020, which account for 11.5% of rental revenue recognized during the nine months ended September 30, 2018.

Our available vacant space at September 30, 2018 represents 0.9% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $0.2 million. We continue to actively seek new tenants for these properties.

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

In addition to obtaining funds through borrowing, we have been active in the equity markets during and subsequent to the nine months ended September 30, 2018. We have issued shares of both common stock and Series D Preferred Stock through our open market sale agreements with Cantor Fitzgerald, discussed in more detail below.

Recent Developments

2018 Sale Activity

During the nine months ended September 30, 2018, we continued to execute our capital recycling program, whereby we sold non-core properties and redeployed proceeds to fund property acquisitions located in our target secondary growth markets, as well as repay outstanding debt. We will continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the nine months ended September 30, 2018, we sold two non-core properties located in Arlington, Texas and Tewksbury, Massachusetts, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Gain on Sale of Real Estate, net
166,200	$11,100	$327	$1,844

2018 Acquisition Activity

During the nine months ended September 30, 2018, we acquired two properties, located in Vance, Alabama and Columbus, Ohio, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs		Aggregate Annualized GAAP Rent	Aggregate Debt Issued or Assumed
285,254	11.7 years	$22,800	$225	(1)	$1,851	$4,745

(1)
We accounted for these transactions under ASU 2017-01. As a result, we treated these acquisitions as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $0.2 million of acquisition costs that would otherwise have been expensed under business combination treatment.

On October 30, 2018, we acquired a 218,703 square foot two property portfolio located in Detroit, Michigan for $21.3 million, net of acquisition costs. We funded this acquisition with $0.8 million cash on hand, the assumption of a $6.9 million mortgage, and the issuance of units of limited partnership interests in Gladstone Commercial Limited Partnership. The mortgage assumed has a fixed interest rate of 4.63% with a 19 year term. The portfolio is 100% leased to two tenants, with a weighted average lease term of 10.5 years. Both triple net leases provide for prescribed rent escalations over their life with annualized GAAP rents of $1.7 million.

2018 Leasing Activity

During the nine months ended September 30, 2018, we executed two new leases, which are summarized below (dollars in thousands):

Nine Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Annualized GAAP Rent	Aggregate Leasing Commissions
September 30, 2018	(1)	184,441	1.6 years	$391	$14

(1)	One of the new leases we entered into is on our South Hadley, Massachusetts property which, is classified as held for sale on the condensed consolidated balance sheets as of September 30, 2018.

On October 24, 2018, we extended the lease with the tenant occupying our 60,000 square foot property located in Hickory, North Carolina. The lease was extended through March 31, 2025. The lease provides for prescribed rent escalations over its life with annualized GAAP rents of $1.1 million. In connection with the extension of the lease, we committed to $0.4 million in tenant improvements and will pay $0.2 million in leasing commissions.

2018 Financing Activity

During the nine months ended September 30, 2018, we repaid one mortgage collateralized by one property and partially repaid one mortgage collateralized by two properties, releasing one of the collateralized properties, which are summarized below (dollars in thousands):

Variable Rate Debt Repaid	Interest Rate on Variable Rate Debt Repaid		Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$6,738	LIBOR +	2.25%	$9,444	5.75%

During the nine months ended September 30, 2018, we issued two mortgages, collateralized by two properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$14,125	(1)	4.83%	(2)

(1)	We issued $14.1 million of swapped to fixed rate debt in connection with two properties with maturity dates of March 1, 2023 and November 1, 2028.

(2)	We entered into an interest rate swaps and will be paying all in fixed rates of 4.58% and 5.32%, respectively.

On April 18, 2018, we extended the maturity dates on two variable rate mortgage notes totaling $13.0 million from July 2018 to July 2020.

On July 23, 2018, we extended the maturity date on one variable rate mortgage note totaling $4.0 million from September 2018 to September 2019.

On September 18, 2018, we extended the maturity date on one fixed rate mortgage note totaling $3.6 million from November 2018 to November 2021.

2018 Equity Activities

Common Stock ATM Program

During the nine months ended September 30, 2018, we sold 0.5 million shares of common stock, raising $10.1 million in net proceeds under our open market sales agreement with Cantor Fitzgerald (the “Common Stock ATM Program”). As of September 30, 2018, we had remaining capacity to sell up to $76.0 million of common stock under the Common Stock ATM Program.

Preferred ATM Programs

Series A and B Preferred Stock: Under another open market sales agreement (the “Series A and B Preferred ATM Program”), with Cantor Fitzgerald, we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during nine months ended September 30, 2018. As of September 30, 2018, we had remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Series D Preferred Stock: Under a third open market sales agreement (the “Series D Preferred ATM Program”), with Cantor Fitzgerald, we may, from time to time, offer to sell shares of our 7.00% Series D Cumulative Redeemable Preferred (“Series D Preferred”), having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the nine months ended September 30, 2018, we sold approximately 0.1 million shares of our Series D Preferred for net proceeds of $2.2 million under our Series D Preferred ATM Program. As of September 30, 2018, we had remaining capacity to sell up to $18.6 million of Series D Preferred under the Series D Preferred ATM Program.

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

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”) seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the nine months ended September 30, 2018, our largest tenant comprised only 4.7% of total rental income. The table below reflects the breakdown of our total rental income by tenant industry classification for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2018		2017		2018		2017
Industry Classification	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue
Telecommunications	$3,957	15.4%	$3,930	16.5%	$11,870	15.4%	$11,649	17.1%
Diversified/Conglomerate Services	3,459	13.4	2,993	12.6	10,377	13.5	7,009	10.3
Automobile	3,168	12.3	2,875	12.1	9,249	12.0	8,303	12.2
Healthcare	2,985	11.6	3,001	12.6	8,961	11.6	10,127	14.8
Banking	1,994	7.7	760	3.2	5,985	7.8	1,986	2.9
Information Technology	1,498	5.8	1,498	6.3	4,495	5.8	4,496	6.6
Personal, Food & Miscellaneous Services	1,459	5.7	1,423	6.0	4,379	5.7	3,208	4.7
Diversified/Conglomerate Manufacturing	1,216	4.7	1,210	5.1	3,650	4.7	3,621	5.3
Electronics	1,060	4.1	1,068	4.4	3,180	4.1	3,232	4.7
Buildings and Real Estate	1,025	4.0	1,019	4.3	3,058	4.0	2,187	3.2
Chemicals, Plastics & Rubber	740	2.9	722	3.0	2,193	2.9	2,215	3.3
Personal & Non-Durable Consumer Products	672	2.6	663	2.8	2,016	2.6	1,991	2.9
Machinery	560	2.2	560	2.3	1,681	2.2	1,681	2.5
Childcare	556	2.2	556	2.3	1,667	2.2	1,667	2.4
Containers, Packaging & Glass	454	1.8	430	1.8	1,363	1.8	1,379	2.0
Beverage, Food & Tobacco	352	1.4	525	2.2	1,150	1.5	1,577	2.3
Printing & Publishing	286	1.1	286	1.2	858	1.1	1,036	1.5
Education	164	0.6	164	0.7	492	0.6	492	0.7
Home & Office Furnishings	132	0.5	132	0.6	397	0.5	397	0.6
Total	$25,737	100.0%	$23,815	100.0%	$77,021	100.0%	$68,253	100.0%

The tables below reflect the breakdown of total rental income by state for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

State	Rental Revenue for the three months ended September 30, 2018	Percentage of Rental Revenue	Number of Leases for the three months ended September 30, 2018	Rental Revenue for the three months ended September 30, 2017	Percentage of Rental Revenue	Number of Leases for the three months ended September 30, 2017
Texas	$3,705	14.4%	12	$3,822	16.0%	12
Pennsylvania	3,250	12.6	9	3,214	13.5	9
Florida	2,839	11.0	10	2,264	9.5	10
Ohio	2,414	9.4	16	1,964	8.3	13
Utah	1,664	6.5	3	946	4.0	2
North Carolina	1,538	6.0	8	1,512	6.4	8
Georgia	1,204	4.7	6	1,192	5.0	6
South Carolina	1,153	4.5	2	1,153	4.8	2
Michigan	1,082	4.2	4	1,082	4.5	4
Minnesota	922	3.6	6	930	3.9	6
All Other States	5,966	23.1	32	5,736	24.1	33
Total	$25,737	100.0%	108	$23,815	100.0%	105

State	Rental Revenue for the nine months ended September 30, 2018	Percentage of Rental Revenue	Number of Leases for the nine months ended September 30, 2018	Rental Revenue for the nine months ended September 30, 2017	Percentage of Rental Revenue	Number of Leases for the nine months ended September 30, 2017
Texas	$11,194	14.5%	12	$11,372	16.7%	12
Pennsylvania	9,753	12.7	9	7,721	11.3	9
Florida	8,515	11.1	10	4,499	6.6	10
Ohio	7,202	9.4	16	7,016	10.3	13
Utah	4,993	6.5	3	2,839	4.2	2
North Carolina	4,571	5.9	8	4,518	6.6	8
Georgia	3,612	4.7	6	3,577	5.2	6
South Carolina	3,459	4.5	2	3,459	5.1	2
Michigan	3,245	4.2	4	3,245	4.8	4
Minnesota	2,766	3.6	6	2,773	4.1	6
All Other States	17,711	22.9	32	17,234	25.1	33
	$77,021	100.0%	108	$68,253	100.0%	105

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

Advisory and Administration Agreements

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Mr. Michael LiCalsi, our general counsel and secretary, serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (which is calculated as the original acquisition price plus any subsequent non-reimbursed capital improvements). At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2018 or 2017.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 14, 2018 (our “2017 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2018.

Results of Operations

The weighted average yield on our total portfolio, which was 8.7% and 8.6% as of September 30, 2018 and 2017, respectively, is calculated by taking the annualized straight-line rents, reflected as rental income on our condensed consolidated statements of operations and other comprehensive income, of each acquisition since inception as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2018 and 2017 is below (dollars in thousands, except per share amounts):

	For the three months ended September 30,
	2018	2017	$ Change	% Change
Operating revenues
Rental revenue	$25,737	$23,815	$1,922	8.1%
Tenant recovery revenue	854	550	304	55.3%
Total operating revenues	26,591	24,365	2,226	9.1%
Operating expenses
Depreciation and amortization	11,807	10,829	978	9.0%
Property operating expenses	2,638	2,178	460	21.1%
Base management fee	1,242	1,277	(35)	(2.7)%
Incentive fee	785	640	145	22.7%
Administration fee	440	293	147	50.2%
General and administrative	510	650	(140)	(21.5)%
Total operating expenses	17,422	15,867	1,555	9.8%
Other (expense) income
Interest expense	(6,531)	(6,119)	(412)	6.7%
Loss on sale of real estate, net	—	1	(1)	(100.0)%
Other income	39	3	36	1,200.0%
Total other expense, net	(6,492)	(6,115)	(377)	6.2%
Net income	2,677	2,383	294	12.3%
Distributions attributable to Series A, B and D preferred stock	(2,612)	(2,520)	(92)	3.7%
Distributions attributable to senior common stock	(235)	(247)	12	(4.9)%
Net loss attributable to common stockholders	$(170)	$(384)	$214	(55.7)%
Net loss attributable to common stockholders per weighted average share of common stock - basic and diluted	$(0.01)	$(0.01)	$—	—%
FFO available to common stockholders - basic (1)	$11,637	$10,444	$1,193	11.4%
FFO available to common stockholders - diluted (1)	$11,872	$10,691	$1,181	11.0%
FFO per weighted average share of common stock - basic (1)	$0.40	$0.38	$0.02	5.3%
FFO per weighted average share of common stock - diluted (1)	$0.40	$0.38	$0.02	5.3%

(1)	Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

	For the nine months ended September 30,
	2018	2017	$ Change	% Change
Operating revenues
Rental revenue	$77,021	$68,253	$8,768	12.8%
Tenant recovery revenue	2,517	1,294	1,223	94.5%
Total operating revenues	79,538	69,547	9,991	14.4%
Operating expenses
Depreciation and amortization	35,166	30,673	4,493	14.6%
Property operating expenses	8,247	5,062	3,185	62.9%
Base management fee	3,798	3,665	133	3.6%
Incentive fee	2,215	1,760	455	25.9%
Administration fee	1,187	993	194	19.5%
General and administrative	1,754	1,776	(22)	(1.2)%
Impairment charge	—	3,999	(3,999)	(100.0)%
Total operating expenses	52,367	47,928	4,439	9.3%
Other (expense) income
Interest expense	(19,275)	(18,223)	(1,052)	5.8%
Gain on sale of real estate, net	1,844	3,993	(2,149)	(53.8)%
Other income	67	14	53	378.6%
Total other expense, net	(17,364)	(14,216)	(3,148)	22.1%
Net income	9,807	7,403	2,404	32.5%
Distributions attributable to Series A, B and D preferred stock	(7,803)	(7,330)	(473)	6.5%
Distributions attributable to senior common stock	(700)	(744)	44	(5.9)%
Net income (loss) available (attributable) to common stockholders	$1,304	$(671)	$1,975	(294.3)%
Net income (loss) available (attributable) to common stockholders per weighted average share of common stock - basic & diluted	$0.05	$(0.03)	$0.08	(266.7)%
FFO available to common stockholders - basic (1)	$34,626	$30,008	$4,618	15.4%
FFO available to common stockholders - diluted (1)	$35,326	$30,752	$4,574	14.9%
FFO per weighted average share of common stock - basic (1)	$1.21	$1.16	$0.05	4.3%
FFO per weighted average share of common stock - diluted (1)	$1.21	$1.16	$0.05	4.3%

(1)	Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2017, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2016. Properties with vacancy are properties that were fully vacant or had greater than 5.0% vacancy, based on square footage, at any point subsequent to January 1, 2017. Expanded properties are properties in which an expansion was completed at any point subsequent to December 31, 2016.

Operating Revenues

	For the three months ended September 30,
	(Dollars in Thousands)
Rental Revenues	2018	2017	$ Change	% Change
Same Store Properties	$20,074	$20,057	$17	0.1%
Acquired & Disposed Properties	4,204	2,355	1,849	78.5%
Properties with Vacancy	930	874	56	6.4%
Expanded Properties	529	529	—	—%
	$25,737	$23,815	$1,922	8.1%

	For the nine months ended September 30,
	(Dollars in Thousands)
Rental Revenues	2018	2017	$ Change	% Change
Same Store Properties	$60,177	$60,017	$160	0.3%
Acquired & Disposed Properties	12,457	4,349	8,108	186.4%
Properties with Vacancy	2,799	2,614	185	7.1%
Expanded Properties	1,588	1,273	315	24.7%
	$77,021	$68,253	$8,768	12.8%

Rental revenue from same store properties increased slightly for the three and nine months ended September 30, 2018 from the comparable 2017 period, primarily due to an overall increase in rental charges related to leases executed subsequent to the nine months ended September 30, 2017, coupled with increases in rental charges on leases subject to consumer price indexes. Rental revenue increased for acquired and disposed of properties for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, because we acquired four properties subsequent to September 30, 2017, offset by a loss of rental revenues from three properties we sold during and subsequent to the three and nine months ended September 30, 2017 pursuant to our capital recycling program. Rental revenue increased for our properties with vacancy for the three and nine months ended September 30, 2018 because we leased approximately 57,000 square feet of vacant space in properties with partial vacancies during and subsequent to the three and nine months ended September 30, 2017. Rental revenue for expanded properties remained identical for the three months ended September 30, 2018 and the three months ended September 30, 2017 because we completed an expansion project during May 2017, and increased rents were reflected during both comparable periods. Rental revenue for expanded properties increased during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, because we completed an expansion project subsequent to the nine months ended September 30, 2017 and, therefore, we were able to charge additional rent for such property during the nine months ended September 30, 2017.

	For the three months ended September 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2018	2017	$ Change	% Change
Same Store Properties	$485	$373	$112	30.0%
Acquired & Disposed Properties	362	165	197	119.4%
Properties with Vacancy	4	9	(5)	(55.6)%
Expanded Properties	3	3	—	—%
	$854	$550	$304	55.3%

	For the nine months ended September 30,
	(Dollars in Thousands)
Tenant Recovery Revenue	2018	2017	$ Change	% Change
Same Store Properties	$1,397	$1,027	$370	36.0%
Acquired & Disposed Properties	980	219	761	347.5%
Properties with Vacancy	132	41	91	222.0%
Expanded Properties	8	7	1	14.3%
	$2,517	$1,294	$1,223	94.5%

The increase in same store tenant recovery revenues for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, is a result of increased recoveries from leases with base year expense stops at certain of our properties that were running above base year during the three and nine months ended September 30, 2018, coupled with recoveries from capital improvements that are allowed to be charged to the tenant. The increase in tenant recovery revenues on acquired and disposed of properties for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, is a result of increased recoveries from leases with base year expense stops at properties acquired subsequent to September 30, 2017 with base year leases.

Operating Expenses

Depreciation and amortization increased for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, due to depreciation on capital projects completed subsequent to September 30, 2017, coupled with depreciation on the four properties acquired subsequent to September 30, 2017, partially offset by decreased depreciation on the three properties sold during and subsequent to the three and nine months ended September 30, 2017.

	For the three months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2018	2017	$ Change	% Change
Same Store Properties	$1,074	$1,159	$(85)	(7.3)%
Acquired & Disposed Properties	1,360	801	559	69.8%
Properties with Vacancy	200	214	(14)	(6.5)%
Expanded Properties	4	4	—	—%
	$2,638	$2,178	$460	21.1%

	For the nine months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2018	2017	$ Change	% Change
Same Store Properties	$3,210	$3,276	$(66)	(2.0)%
Acquired & Disposed Properties	4,323	1,095	3,228	294.8%
Properties with Vacancy	695	675	20	3.0%
Expanded Properties	19	16	3	18.8%
	$8,247	$5,062	$3,185	62.9%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The decrease in property operating expenses for same store properties for the three and nine months ended September 30, 2018, as compared to the three and nine months ended 2017, is a result of a decrease in landlord obligated property expenses on our triple net leased properties, offset by an increase in property operating expenses at our base year expense stop leased properties. The increase in property operating expenses for acquired and disposed of properties for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, is primarily a result of increased property operating expenses from properties acquired subsequent to September 30, 2017, as a portion of these properties are subject to base year leases, partially offset by a reduction of operating expenses from three properties sold subsequent to September 30, 2017.

The base management fee paid to the Adviser decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, due to a decrease in total adjusted stockholders’ equity at September 30, 2018 as compared to September 30, 2017. The base management fee paid to the Adviser increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, due to an increase in average total adjusted stockholders’ equity over the comparable periods. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, due to pre-incentive fee Core FFO increasing faster than the hurdle rate, resulting in a higher incentive fee. The increase in FFO is a result of an increase in total operating revenues, partially offset by an increase in total operating expenses and interest expense. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, due to using a greater share of our Administrator’s resources during the three and nine months ended September 30, 2018. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses decreased for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, primarily as a result of a decrease in legal and professional fees, partially offset by an increase in travel expenses.

We did not recognize an impairment charge for the three and nine months ended September 30, 2018. The impairment charge for the nine months ended September 30, 2017 resulted from an impairment recorded on our Concord Township, Ohio and Newburyport, Massachusetts properties, as we determined a portion of the carrying value of these properties was unrecoverable through our quarterly impairment testing. Both the Concord Township, Ohio property and the Newburyport, Massachusetts property were sold during the year ended December 31, 2017.

Other Income and Expenses

Interest expense increased for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017. This increase was primarily a result of us issuing or assuming $14.1 million in mortgage debt subsequent to the nine months ended September 30, 2017, coupled with an approximate 100 basis point increase in one month LIBOR, which is the interest rate benchmark for all of our outstanding variable rate debt, partially offset by our repayment of $16.2 million in maturing mortgage debt during and subsequent to the nine months ended September 30, 2017.

Gain on sale of real estate, net, for the nine months ended September 30, 2018 is attributable to two non-core industrial assets sold during the period. Gain on sale of real estate, net, for the nine months ended September 30, 2017 is attributable to four non-core industrial assets sold during the period.

Net (Loss) Income (Attributable) Available to Common Stockholders

Net loss attributable to common stockholders decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to the increase in total operating revenues related to asset acquisition activity and leasing vacant space, partially offset by an increase in property operating expenses, depreciation and amortization expense, incentive and administration fees and interest expense. Net income available to common stockholders for the nine months ended September 30, 2018, as compared to net loss attributable to common stockholders for the nine months ended September 30, 2017, is primarily due to the increase in total operating revenues related to asset acquisition activity and leasing vacant space in addition to the impairment loss during the nine months ended September 30, 2017, partially offset by an increase in property operating expenses and depreciation and amortization expense, coupled with a decrease in gain on sale of real estate, net.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of September 30, 2018, was $51.8 million, consisting of approximately $2.5 million in cash and cash equivalents and an available borrowing capacity of $49.3 million under our Revolver. Our available borrowing capacity under the Revolver increased to $54.9 million as of October 30, 2018.

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

Equity Capital

During the nine months ended September 30, 2018, we raised net proceeds of (i) $10.1 million of common equity under our Common Stock ATM Program at a net weighted average per share price of $19.28, and (ii) $2.2 million under our Series D Preferred ATM Program at a net weighted average per share price of $24.74. We used these proceeds to pay down outstanding debt and for other general corporate purposes. We did not sell any shares of our Series A Preferred or Series B Preferred pursuant to our Series A and B Preferred ATM Program during the nine months ended September 30, 2018.

As of October 30, 2018, we had the ability to raise up to $282.7 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-208953), (the “Universal Shelf”), in one or more future public offerings. Of the $282.7 million of available capacity under our Universal Shelf, approximately $74.8 million of common stock is reserved for additional sales under our Common Stock ATM Program, approximately $37.2 million of preferred stock is reserved for additional sales under our Series A and B Preferred ATM Program, and approximately $18.6 million is reserved for additional sales under our Series D Preferred ATM Program as of October 30, 2018. We expect to continue to use our ATM programs as a source of liquidity for the remainder of 2018.

Debt Capital

As of September 30, 2018, we had 46 mortgage notes payable in the aggregate principal amount of $441.7 million, collateralized by a total of 67 properties with a remaining weighted average maturity of 6.1 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2018 was 4.66%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of September 30, 2018, we had mortgage debt in the aggregate principal amount of $10.3 million payable during the remainder of 2018 and $52.3 million payable during 2019. The 2018 principal amounts payable include both amortizing principal payments and one balloon principal payment due during the remaining three months of 2018. We anticipate being able to refinance our mortgages that come due during the remainder of 2018 and 2019 with a combination of new debt and the issuance of additional equity securities. In addition, we have raised substantial equity under our ATM programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2018, was $40.8 million, as compared to net cash provided by operating activities of $34.8 million for the nine months ended September 30, 2017. This increase was primarily a result of an increase in rental receipts from acquisitions completed subsequent to September 30, 2017 and contractual rent increases on the in-place portfolio. This increase was partially offset by an increase in property operating expenses. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Revolver and Term Loan, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018, was $14.8 million, which primarily consisted of two property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of two properties. Net cash used in investing activities during the nine months ended September 30, 2017, was $62.8 million, which primarily consisted of five property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of four properties.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2018, was $30.0 million, which primarily consisted of the repayment of $24.9 million of mortgage principal, coupled with distributions paid to common, senior common and preferred shareholders, partially offset by an increase in borrowings from our Revolver, the issuance of $12.5 million of equity and mezzanine equity and the issuance of $14.1 million of new mortgage debt. Net cash provided by financing activities for the nine months ended September 30, 2017, was $28.2 million, which primarily consisted of the issuance of $69.9 million of equity and mezzanine equity and the issuance of $51.2 million of mortgage debt, partially offset by $57.2 million of mortgage principal repayments, coupled with distributions paid to common, senior common and preferred shareholders.

Credit Facility

On August 7, 2013, we procured our Revolver with KeyBank (serving as a revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million, and entered into a Term Loan, whereby we added a $25.0 million, five-year Term Loan subject to the same leverage tiers as the Revolver, with the interest rate at each leverage tier being 5 basis points lower than that of the Revolver. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date. On October 27, 2017, we amended this Credit Facility, increasing the Term Loan from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan has a new five-year term, with a maturity date of October 27, 2022, and the Revolver has a new four-year term, with a maturity date of October 27, 2021. The interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75% in order to hedge our exposure to variable interest rates. We used the net proceeds of the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $0.9 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, US Bank National Association and The Huntington National Bank.

As of September 30, 2018, there was $105.9 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.97% and $1.2 million outstanding under letters of credit at a weighted average interest rate of 1.75%. As of October 30, 2018, the maximum additional amount we could draw under the Revolver and Term Loan was $54.9 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2018.

Contractual Obligations

The following table reflects our material contractual obligations as of September 30, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$547,635	$53,271	$59,109	$290,101	$145,154
Interest on Debt Obligations (2)	108,583	23,149	42,016	26,510	16,908
Operating Lease Obligations (3)	5,995	465	895	640	3,995
Purchase Obligations (4)	890	890	—	—	—
	$663,103	$77,775	$102,020	$317,251	$166,057

(1)
Debt obligations represent borrowings under our Revolver, which represents $30.9 million of the debt obligation due in 2021, our Term Loan, which represents $75.0 million of the debt obligation due in 2022, and mortgage notes payable that were outstanding as of September 30, 2018. This figure does not include $0.3 million of premiums and discounts, net and $5.2 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.

(2)
Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of September 30, 2018.

(3)	Operating lease obligations represent the ground lease payments due on four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at four of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2018.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and nine months ended September 30, 2018 and 2017, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2018	2017	2018	2017
Calculation of basic FFO per share of common stock
Net income	$2,677	$2,383	$9,807	$7,403
Less: Distributions attributable to preferred and senior common stock	(2,847)	(2,767)	(8,503)	(8,074)
Net (loss) income (attributable) available to common stockholders	$(170)	$(384)	$1,304	$(671)
Adjustments:
Add: Real estate depreciation and amortization	$11,807	$10,829	$35,166	$30,673
Add: Impairment charge	—	—	—	3,999
Less: Gain on sale of real estate, net	—	(1)	(1,844)	(3,993)
FFO available to common stockholders - basic	$11,637	$10,444	$34,626	$30,008
Weighted average common shares outstanding - basic	28,734,380	27,234,569	28,532,224	25,833,423
Basic FFO per weighted average share of common stock	$0.40	$0.38	$1.21	$1.16
Calculation of diluted FFO per share of common stock
Net income	$2,677	$2,383	$9,807	$7,403
Less: Distributions attributable to preferred and senior common stock	(2,847)	(2,767)	(8,503)	(8,074)
Net (loss) income (attributable) available to common stockholders	$(170)	$(384)	$1,304	$(671)
Adjustments:
Add: Real estate depreciation and amortization	$11,807	$10,829	$35,166	$30,673
Add: Impairment charge	—	—	—	3,999
Add: Income impact of assumed conversion of senior common stock	235	247	700	744
Less: Gain on sale of real estate, net	—	(1)	(1,844)	(3,993)
FFO available to common stockholders plus assumed conversions	$11,872	$10,691	$35,326	$30,752
Weighted average common shares outstanding - basic	28,734,380	27,234,569	28,532,224	25,833,423
Effect of convertible senior common stock	737,752	773,553	737,752	773,553
Weighted average common shares outstanding - diluted	29,472,132	28,008,122	29,269,976	26,606,976
Diluted FFO per weighted average share of common stock	$0.40	$0.38	$1.21	$1.16
Distributions declared per share of common stock	$0.375	$0.375	$1.125	$1.125

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the nine months ended September 30, 2018, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1% and 2% decrease in the one month LIBOR as of September 30, 2018. As of September 30, 2018, our effective average LIBOR was 2.26%. Given that a 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
2% Decrease to LIBOR	$(3,367)	$3,367
1% Decrease to LIBOR	(1,693)	1,693
1% Increase to LIBOR	1,005	(1,005)
2% Increase to LIBOR	1,326	(1,326)
3% Increase to LIBOR	1,647	(1,647)

As of September 30, 2018, the fair value of our mortgage debt outstanding was $435.9 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at September 30, 2018, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $16.7 million and $17.9 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2018.

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

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2018 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.4
Form of Certificate for 7.00% Series D Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed May 25, 2016.

10.1
Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 11, 2018.

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	October 30, 2018	By:	/s/ Mike Sodo
Mike Sodo
Chief Financial Officer

Date:	October 30, 2018	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors