Form 10-K
period 2018-12-31
GLADSTONE COMMERCIAL CORP
filed 2019-02-13
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2018, based on the closing price on that date of $19.22 on the Nasdaq Global Select Market, was $537,990,138. For the purposes of calculating this amount only, all directors and executive officers of the Registrant and entities controlled by our directors and executive officers have been treated as affiliates. There were 29,436,856 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 13, 2019.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2019, relating to the Registrant’s 2019 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2018

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K (“Form 10-K”), and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Ligation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “should,” “believes,” “seeks,” “estimates,” “may” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	future re-leasing efforts;

•	our business and financing strategy;

•	our ability to continue to implement our business plan;

•	pending transactions;

•	our projected operating results and anticipated acquisitions;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition and our ability to compete effectively;

•	future market and industry trends;

•	future interest and insurance rates;

•	estimates of our future operating expenses, including payments to our Adviser (as defined herein) under the terms of our Advisory Agreement (as defined herein);

•	the impact of technology on our operations and business, including the risk of cyber-attacks, cyber-liability or potential liability for breaches of our privacy or information security systems;

•	projected capital expenditures; and

•	future use of the proceeds of our Credit Facility (as defined herein), mortgage notes payable, future stock offerings and other future capital resources, if any.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	failure to maintain our qualification as a real estate investment trust (“REIT”) and in the risk of changing laws that affect REITs;

•	risks associated with negotiation and consummation of pending and future transactions;

•	changes in our business strategy;

•	the adequacy of our cash reserves and working capital;

•	our failure to successfully integrate and operate acquired properties and operations;

•	defaults upon or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the degree and nature of our competition, including other real estate investment companies;

•
availability, terms and deployment of capital, including the ability to maintain and borrow under our Credit Facility, arrange for long-term mortgages on our properties, secure additional long-term lines of credit and raise equity capital;

•	our Adviser’s ability to identify, hire and retain highly-qualified personnel;

•	changes in our industry or the general economy;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in governmental regulations, tax rates and similar matters;

•	the national and global political environment, including foreign relations and trading policies;

•	environmental uncertainties and risks related to natural disasters; and

•
the loss of any of our key officers, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, Mr. Robert Cutlip, our president, or Mr. Michael Sodo, our chief financial officer.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption “Item 1A. Risk Factors.” New factors may also emerge from time to time that could have a material adverse effect on our business.

PART I

Item 1. Business.

Overview

Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company”) is a REIT that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and office mortgage loans; however we do not have any mortgage loans receivable currently outstanding. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We target secondary growth markets that possess favorable economic growth trends, diversified industries, and growing population and employment.

We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having net leases with terms of approximately 7 to 15 years with built-in rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

As of February 13, 2019:

•	we owned 101 properties totaling 11.7 million square feet (all references to the number of properties and square footage are unaudited herein and throughout Notes) of rentable space in 24 states;

•	our occupancy rate was 99.1%;

•	the weighted average remaining term of our mortgage debt was 7.0 years and the weighted average interest rate was 4.7%; and

•	the average remaining lease term of the portfolio was 6.9 years.

We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust structure, by which all of our properties are held, directly or indirectly, by Gladstone Commercial Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own, directly or indirectly, approximately 97.5% of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, issue OP Units in connection with the acquisition of commercial real estate, and thereby potentially expand the number of limited partners of the Operating Partnership. Limited partners who hold limited partnership units in our Operating Partnership for at least one year will generally be entitled to cause us to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis.

Our Operating Partnership is the sole member of Gladstone Commercial Lending, LLC, which we refer to as Gladstone Commercial Lending. Gladstone Commercial Lending is a Delaware limited liability company that was formed to hold any real estate mortgage loans.

Our business is managed by our external adviser, Gladstone Management Corporation (the “Adviser”). Gladstone Administration, LLC (the “Administrator”), provides administrative services to us. Both our Adviser and our Administrator are affiliates of ours and each other.

Our Investment Objectives and Our Strategy

Our principal investment objectives are to generate income from rental properties and, to a much lesser extent, mortgage loans, which we use to fund our continuing operations and to pay monthly cash distributions to our stockholders. Our strategy is to invest in and own a diversified portfolio of leased properties (primarily office and industrial) that we believe will produce stable cash flow and increase in value. We may sell some of our real estate assets when our Adviser determines that doing so would be advantageous to us and our stockholders. We also expect to occasionally make mortgage loans secured by income-producing office or industrial real estate, which loans may have some form of equity participation. We do not have any mortgage loans receivable currently outstanding.

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

In addition to leverage, we were active in the equity markets during 2018 by issuing shares of common stock and preferred stock under our at-the-market programs (“ATM Programs”), pursuant to our open market sale agreements with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”).

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

We anticipate that we will make substantially all of our investments through our Operating Partnership. Our Operating Partnership may acquire interests in real property or mortgage loans in exchange for the issuance of common shares, OP Units, cash, or through a combination of the aforementioned. OP Units issued by our Operating Partnership generally will be redeemable for cash or, at our election, shares of our common stock on a one-for-one basis after the one-year anniversary of their issuance. We may in the future also conduct some of our business and hold some of our interests in real properties or mortgage loans through one or more wholly-owned subsidiaries that are not owned, directly or indirectly, through our Operating Partnership.

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

Our portfolio consists primarily of single-tenant office and industrial real property. While we will continue to acquire select multi-tenant office and industrial properties, our primary focus is single-tenant industrial and office properties. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. We seek to obtain lease terms of approximately seven to 15 years with built-in rental increases.

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

To the extent that we invest in mortgage loans, we will generally originate those loans. However, we may also purchase mortgage loans from banks, collateralized mortgage backed securities (“CMBS”) pools or other lenders provided that such transactions are otherwise consistent with our investment objectives. Our Adviser will service the mortgage loans in our portfolio by monitoring the collection of monthly principal and interest payments on our behalf. We do not have any mortgage loans receivable currently outstanding.

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the two most important aspects of evaluating a prospective investment. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•
Credit Evaluation. Our Adviser evaluates each potential tenant or borrower for its creditworthiness, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. As of December 31, 2018, 39% of our rental revenues were earned from tenants that were rated by a nationally recognized statistical rating organization. A prospective tenant or borrower that is deemed creditworthy does not necessarily mean that we will consider its property to be “investment grade.” Our Adviser seeks tenants and borrowers that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and underwriting these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant can be a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant or borrower is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

•
Leases with Increasing Rent. Our Adviser seeks to acquire properties with leases that include a provision in each lease that provides for annual rent escalations over the term of the lease. A majority of our leases contain fixed rental escalations; however certain of our leases are tied to increases in indices, such as the consumer price index.

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

•
Property Valuation. The business prospects and the financial strength of the tenant are important aspects of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require quarterly unaudited and annual audited financial statements of the tenant to continuously monitor the financial performance of the tenant. Our Adviser evaluates the financial capability of the tenant and its ability to perform per the terms of the lease, including obtaining certificates of insurance and verifying payment of real estate taxes on an annual basis. Our Adviser will also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. As further described below, our Adviser also evaluates the physical characteristics of a prospective property investment and comparable properties as well as the geographic location of the property in the particular market to ensure that the characteristics are favorable for re-leasing the property at approximately the same or higher rental rate should that necessity arise. Our Adviser then computes the value of the property based on historical and projected operating results. In addition, each property that we propose to purchase is appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction and the conditions of the credit markets at the time the purchase is negotiated, as well as a value assessment of like properties in the market. We generally limit the purchase price of each acquisition to less than 5% of our consolidated total assets.

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

•
Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to acquire properties with leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. Our Adviser generally also seeks covenants requiring tenants to receive our consent prior to any change in control of the tenant.

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

Currently, the majority of our mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for its satisfaction. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and consequently, there may be circumstances where lenders have recourse to our other assets. To a much lesser extent, we use recourse financing. Of the $441.3 million in mortgage notes payable, net, outstanding as of December 31, 2018, only $10.2 million is recourse to the Company, or 2.3% of the total amount outstanding.

On August 7, 2013, we procured a senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent) and other syndicated lenders. Our Revolver was initially for $60.0 million, but was increased to $85.0 million through subsequent amendments, with the latest amendment occurring on October 27, 2017. On October 5, 2015, we added a $25.0 million 5-year term loan facility (“Term Loan”). On October 27, 2017, we expanded our Term Loan to $75.0 million and extended the maturity date to October 27, 2022, and also extended the maturity date of our Revolver through October 27, 2021. The Revolver and the Term Loan are referred to collectively herein as the Credit Facility.

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

Our policy also prohibits us from purchasing any real property owned by or co-investing with our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested, except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as our affiliated publicly-traded funds Gladstone Capital Corporation (“Gladstone Capital”), Gladstone Land Corporation (“Gladstone Land”) or Gladstone Investment Corporation (“Gladstone Investment”), and other entities advised by our Adviser, so long as that entity does not control the portfolio company and the transaction is approved by both companies’ board of directors. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek our stockholders’ approval.

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

Code of Ethics

We have adopted a code of ethics and business conduct applicable to all personnel of our Adviser that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended. This code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, on the investor relations section of our website at www.GladstoneCommercial.com. We intend to provide any required disclosure of any amendments to or waivers of this code of ethics by posting information regarding any such amendment or waiver to our website.

Our Adviser and Administrator

Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, and investing in real estate and making mortgage loans. We have entered into an investment advisory agreement with our Adviser, as amended (the “Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. The Administrator employs our chief financial officer, treasurer, chief compliance officer, and general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs and provides administrative services for us under the Administration Agreement.

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

Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., and our Adviser also has offices in other states. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Advisory and Administration Agreements” for a detailed discussion on the Adviser and Administrator’s fee structure.

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

The actual terms and conditions of transactions involving investments in properties and mortgage loans are determined at the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. However, some types of transactions require the prior approval of our Board of Directors, including a majority of our independent directors, including the following:

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

Gladstone Securities

Gladstone Securities, LLC (“Gladstone Securities”), is a privately held broker dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. The agreement is scheduled to terminate on August 31, 2019, unless renewed and approved by our Board of Directors or earlier terminated.

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. We expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantially all or all of their time on our matters during calendar year 2019. Our President and CFO, accounting team, and the employees of our Adviser that manage our assets and our investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2018, our Adviser and Administrator collectively had 65 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive Management
33	Investment Management, Asset Management, Portfolio Management and Due Diligence
20	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those reports filed or furnished with the Securities and Exchange Commission (the “SEC”), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website at www.GladstoneCommercial.com as soon as practicable after such reports have been filed or furnished to the SEC. Information on our website should not be considered part of this Form 10-K. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Commercial Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

If we cannot renew leases, we may be unable to re-lease our properties to other tenants at rates equal to or above the current market rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Market conditions may also hinder our ability to lease vacant space in newly developed or redeveloped properties. In addition, we may enter into or acquire leases for properties that are suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions to lease them to other tenants if the initial leases terminate. We may be required to expend substantial funds for tenant improvements and tenant refurbishments to re-lease the vacated space and cannot assure you that we will have sufficient sources of funding available to use in the future for such purposes and therefore may have difficulty in securing a replacement tenant. Any of these factors could adversely impact our financial condition, results of operations, cash flow or our ability to pay distributions to our stockholders.

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

We focus our investments on office and industrial properties, a number of which include manufacturing facilities, special use storage or warehouse facilities and special use single or multi-tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed.

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

•
There is generally little or no publicly available information about our target tenants and borrowers. Many of our tenants and borrowers are privately owned businesses, about which there is generally little or no publicly available operating and financial information. As a result, we will rely on our Adviser to perform due diligence investigations of these tenants and borrowers, their operations and their prospects. Our Adviser will perform ongoing credit assessments of our tenants by reviewing all financial disclosures required from our respective leases.We may not learn all of the material information we need to know regarding these businesses through our investigations.

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

As of December 31, 2018, we owned 101 properties and had 110 leases on these properties, and our five largest tenants accounted for approximately 16.5% of our total rental income. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We generally do not have fixed guidelines for industry concentration, but we are restricted from exceeding an industry concentration greater than 20% without approval of our investment committee. As of December 31, 2018, 15.4% of our total rental income was earned from tenants in the Telecommunications industry, 13.4% was earned from tenants in the Diversified/Conglomerate Services industry, and 12.5% was earned from tenants in the Automobile industry and 11.6% was earned from tenants in the Healthcare industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.

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

Under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property, and an entity that arranges for the disposal or treatment of a hazardous or toxic substance or petroleum at another property may be held jointly and severally liable for the cost to investigate and clean up such property or other affected property. Such parties are known as potentially responsible parties (“PRPs”). Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the costs of any required investigation or cleanup of these substances can be substantial. PRPs are liable to the government as well as to other PRPs who may have claims for contribution. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage, or adversely affect our ability to sell, lease or develop the real property or to borrow using the real property as collateral.

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

Certain of our properties may contain, or may have contained, asbestos-containing building materials (“ACBMs”). Environmental laws require that ACBMs be properly managed and maintained and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, certain of our properties may contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Certain of our properties may contain, or may have contained, elevated radon levels. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers. Also, certain of our properties may contain regulated wetlands that can delay or impede development or require costs to be incurred to mitigate the impact of any disturbance. Absent appropriate permits, we can be held responsible for restoring wetlands and be required to pay fines and penalties.

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

We continually assess our properties to determine if any impairments are necessary or appropriate. No assurance can be given that we will be able to recover the current carrying amount of our properties in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations. We recognized impairment charges of $0.0 million, $6.8 million, and $2.0 million during the years ended December 31, 2018, 2017, and 2016, respectively.

Mortgage loans may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans and our results of operations.

Investments in mortgage loans, exposes us to the risk of default by the borrowers on those mortgage loans as well as interest rate risks. To the extent we incur delays in liquidating such defaulted mortgage loans, we may not be able to obtain sufficient proceeds to repay all amounts due to us under the mortgage loans. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans. We do not have any mortgage loans receivable currently outstanding.

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

The agreement governing our Credit Facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 100% of our FFO. As of December 31, 2018, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

Because our business strategy relies on external financing, we may be negatively affected by restrictions on additional borrowings, and the risks associated with leverage, including our debt service obligations.

We use leverage so that we may make more investments than would otherwise be possible to maximize potential returns to stockholders. Although we have been gradually reducing our overall leverage over the past few years to lower this risk, if the income generated by our properties and other assets fails to cover our debt service, we could be forced to reduce or eliminate distributions to our stockholders and may experience losses.

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

Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders. We have balloon payments of $48.9 million payable during the year ending December 31, 2019.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We intend to acquire additional properties by using our Credit Facility and by continuing to seek long-term mortgage financing, where we will borrow a portion of the purchase price of a potential acquisition and secure the loan with a mortgage on some or all of our existing real property. We look to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the CMBS market to issue mortgages to finance our real estate activities. For the year ended December 31, 2018, we obtained approximately $21.0 million in long-term financing, which we used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2018, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

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

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our Credit Facility and a portion of our long-term mortgages is variable. We have $60.7 million of outstanding principal on variable rate mortgages as of December 31, 2018. Although we seek to mitigate this risk by structuring such provisions to contain a maximum interest rate or escalation rate, as applicable, and generally obtain rate caps and interest rate swaps to limit our exposure to interest rate risk, these features or arrangements do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into interest rate caps to attempt to manage our exposure to interest rate fluctuations on all our outstanding variable rate mortgages. Additionally, increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or a high level of leverage, may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt, thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise refinance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms, including higher loan fees interest rates and periodic payments, if we do refinance the mortgage debt. A significant change in interest rates could have an adverse impact on our results of operations.

Over the past few years, the Federal Reserve has made gradual increases in the federal funds rate. These increases in the federal funds rate and any future increases due to other key economic indicators, such as the unemployment rate or inflation, may cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any prolonged adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt in our portfolio.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or any particular replacement rate. As such, the potential effect of any such event on our cost of capital cannot yet be determined.

Actions by the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based debt. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based debt, or the value of our portfolio of LIBOR-indexed, floating-rate debt.

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

Risks related to our Adviser and Administrator

We are dependent upon our key personnel, who are employed by our Adviser or Administrator, as applicable, for our future success, particularly David Gladstone, Terry Lee Brubaker, Robert Cutlip, and Michael Sodo.

We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, Terry Lee Brubaker, our vice chairman and chief operating officer, Robert Cutlip, our president, and Michael Sodo, our chief financial officer. The departure of any of our executive officers or key personnel could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

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

Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including, but not limited to, Gladstone Capital, Gladstone Investment, and Gladstone Land. Moreover, with the exception of our chief financial officer, treasurer and president, all of our executive officers and directors are also executive officers and directors of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in lower middle market companies, and with the exception of our chief financial officer and president, all of our executive officers and directors are also officers and directors of Gladstone Land, an agricultural real estate investment trust. Further, our chief executive officer and chairman is on the board of managers of Gladstone Securities, an affiliated broker dealer that provides us with mortgage financing services pursuant to a contractual agreement and is the 100% indirect owner of and controls Gladstone Securities. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business, Gladstone Securities, in its provision of services to us and our other affiliated funds, and with Gladstone Capital, Gladstone Investment and Gladstone Land, which may arise primarily from the involvement of our Adviser, Gladstone Securities, Gladstone Capital, Gladstone Investment, Gladstone Land and their affiliates in other activities that may conflict with our business.

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

Terminating the Advisory Agreement without cause requires payment of a termination fee.

Termination of the Advisory Agreement with our Adviser without cause would be difficult and costly. We may only terminate the agreement without cause (as defined therein) upon 120 days’ prior written notice and after the affirmative vote of at least two-thirds of our independent directors. Furthermore, if we default under the agreement and any applicable cure period has expired, the Adviser may terminate the agreement. In each of the foregoing cases, we will be required to pay the Adviser a termination fee equal to two times the sum of the average annual base management fee and incentive fee earned by our Adviser during the 24-month period prior to such termination. This provision increases the cost to us of terminating the Advisory Agreement and adversely affects our ability to terminate our Adviser without cause. Additionally, depending on the amount of the fee, if incurred, it could adversely affect our ability to pay distributions to our common, preferred and senior common stockholders.

Our Adviser is not obligated to provide a waiver of the incentive fee, which could negatively impact our earnings and our ability to maintain our current level of, or increase, distributions to our stockholders.

The Advisory Agreement contemplates a quarterly incentive fee based on our Core FFO (as defined in the Advisory Agreement). Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is a voluntary, unconditional and irrevocable waiver. For the years ended December 31, 2018, 2017, and 2016 our Adviser did not issue a full or partial waiver of the incentive fee. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries (“TRSs”) and qualified real estate assets) generally cannot include more than 10% by voting power or vote of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% beginning with our taxable year ending December 31, 2018) of the value of our total assets can be represented by the securities of one or more TRSs.

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

In addition, we may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. If we fail to comply with these requirements at the end of any calendar quarter, we must qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments, and may be unable to pursue investments that would otherwise be advantageous to us to satisfy the asset and gross income requirements for qualifying as a REIT. These actions could have the effect of reducing our income and the amounts available for distribution to our stockholders. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.

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

The ownership limit does not apply to (i) offerors which, in accordance with applicable federal and state securities laws, make a cash tender offer, where at least 90% of the outstanding shares of our stock (not including shares or subsequently issued securities convertible into common stock which are held by the tender offeror and any “affiliates” or “associates” thereof within the meaning of the Exchange Act) are duly tendered and accepted pursuant to the cash tender offer; (ii) an underwriter in a public offering of our shares; (iii) a party initially acquiring shares in a transaction involving the issuance of our shares of capital stock, if our Board determines such party will timely distribute such shares such that, following such distribution, such shares will not be deemed excess shares; and (iv) a person or persons which our Board exempt from the ownership limit upon appropriate assurances that our qualification as a REIT is not jeopardized.

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

•	price and volume fluctuations in the stock market as a result of terrorist attacks, or speculation regarding future terrorist attacks, in the United States or abroad;

•	actual or anticipated variations in our quarterly operating results or distributions to shareholders;

•	changes in our FFO or earnings estimates or the publication of research reports about us or the real estate industry generally;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the national and global political environment, including foreign relations and trading policies;

•	changes in regulatory policies or tax guidelines, particularly with respect to REITs; and

•	investor confidence in the stock market.

Shares of common and preferred stock eligible for future sale may have adverse effects on the respective share price.

We cannot predict the effect, if any, of future sales of common or preferred stock, or the availability of shares for future sales, on the market price of our common or preferred stock. Sales of substantial amounts of common or preferred stock (including shares of common stock issuable upon the conversion of units of the Operating Partnership that we may issue from time to time, issuable upon conversion of our Senior Common Stock, or issuances made through our ATM programs or otherwise), or the perception that these sales could occur, may adversely affect prevailing market prices for our common and preferred stock.

Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.

The Americans with Disabilities Act (“ADA”), and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses that may be material to our financial condition or results of operations to comply with ADA and other federal, state and local laws, or in connection with lawsuits brought by private litigants.

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

We may enter into tax protection agreements in the future if we issue OP Units in connection with the acquisition of properties, which could limit our ability to sell or otherwise dispose of certain properties.

Our Operating Partnership may enter into tax protection agreements in connection with issuing OP units to acquire additional properties which could provide that, if we dispose of any interest in the protected acquired property to a certain time, we will indemnify the other party for its tax liabilities attributable to the built-in gain that exists with respect to such a property. Therefore, although it otherwise may be in our stockholders’ best interests that we sell one of these properties, it may be economically prohibitive for us to do so if we are a party to such a tax protection agreement. While we do not currently have any of these tax protection agreements in place, we may enter into such agreements in the future.

Our redemption of OP Units could result in the issuance of a large number of new shares of our common stock and/or force us to expend significant cash, which may limit our funds necessary to make distributions on our common stock.

As of the date of this filing, unaffiliated third parties owned approximately 2.48% of the outstanding OP Units. Following any contractual lock-up provisions, including the one-year mandatory holding period, an OP Unitholder may require us to redeem the OP Units it holds for cash. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption rights may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter. If a large number of OP Units were redeemed, it could result in the issuance of a large number of new shares of our common stock, which could dilute our existing stockholders’ ownership. Alternatively, if we were to redeem a large number of OP Units for cash, we may be required to expend significant amounts to pay the redemption price, which may limit our funds necessary to make distributions on our common stock. Further, if we do not have sufficient cash on hand at the time the OP Units are tendered for redemption, we may be forced to sell additional shares of our common stock or preferred stock to raise cash, which could cause dilution to our existing stockholders and adversely affect the market price of our common stock.

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

In the normal course of business we and our service providers collect and retain certain personal information provided by our tenants, employees of our Administrator and Adviser, and vendors. We also rely extensively on computer systems to process transactions and manage our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. We have implemented processes, procedures and internal controls to help prevent, detect and mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Upcoming changes in U.S. Generally Accepted Accounting Principles regarding operating leases may make the leasing of our properties less attractive to prospective tenants, and reduce potential lease terms.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”). Under the new leasing standard, a lessee is required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. The upcoming standard is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018, with early adoption permitted. The upcoming standard will affect lessee accounting for most current and prospective tenants. This standard may encourage current and prospective tenants to enter into shorter term leases, or acquire real estate, to lessen the impact to their balance sheets, both which would negatively impact our operations.

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

On December 22, 2017, President Donald J. Trump signed into law P.L. 115-97, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA made significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a corporation. Our stockholders should consult with their own tax advisers regarding the effects of the TCJA or other legislative, regulatory or administrative developments on their investment in our stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2018, we wholly-owned 101 properties, comprised of 11.7 million square feet of rentable space in 24 states. Our properties were 99.1% leased with an average remaining lease term of 7.0 years. See Schedule III - Real Estate and Accumulated Depreciation included elsewhere in this Annual Report on Form 10-K for a detailed listing of the properties in our portfolio.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2018 (dollars in thousands):

Year of Lease Expiration	Square Feet	(1)	Number of Expiring Leases	Rental Revenue for the year ended December 31, 2018	% Expiring
2019	509,797		5	$3,725	3.6%
2020	841,211		11	10,588	10.3%
2021	585,223		13	9,014	8.7%
2022	446,457		8	6,585	6.4%
2023	1,460,802		14	9,848	9.5%
2024	1,753,985		10	11,519	11.2%
2025+	6,024,461		49	51,596	50.0%
Sold/terminated leases	N/A		N/A	393	0.3%
	11,621,936		110	$103,268	100.0%

(1)	Our vacant square footage totaled 105,060 square feet as of December 31, 2018.
N/A - Not Applicable

The following table summarizes the geographic locations of our properties as of December 31, 2018, 2017, and 2016, respectively (dollars in thousands):

State	Rental Revenue for the year ended December 31, 2018	% of Rental Revenue	Number of Leases for the year ended December 31, 2018	Rentable Square Feet for the year ended December 31, 2018	Rental Revenue for the year ended December 31, 2017	% of Rental Revenue	Number of Leases for the year ended December 31, 2017	Rentable Square Feet for the year ended December 31, 2017	Rental Revenue for the year ended December 31, 2016	% of Rental Revenue	Number of Leases for the year ended December 31, 2016	Rentable Square Feet for the year ended December 31, 2016
Texas	$14,883	14.4%	12	986,294	$15,191	16.4%	12	1,050,294	$15,024	17.8%	12	1,050,276
Pennsylvania	13,007	12.6	9	2,068,740	10,975	11.8	9	2,068,740	6,822	8.1	7	1,708,724
Florida	11,398	11.0	11	705,076	7,336	7.9	10	617,996	3,074	3.6	3	311,561
Ohio	9,793	9.5	16	1,388,560	9,002	9.7	15	1,230,750	9,494	11.2	14	1,401,491
Utah	6,640	6.4	3	295,499	4,024	4.3	3	295,499	3,207	3.8	2	193,471
North Carolina	6,118	5.9	8	894,465	6,036	6.5	8	894,465	5,881	7.0	8	894,465
Georgia	4,815	4.7	6	269,555	4,649	5.0	6	269,555	4,770	5.6	6	269,083
Michigan	4,617	4.5	6	973,638	4,327	4.7	4	754,935	4,298	5.1	4	754,935
South Carolina	4,612	4.5	2	424,683	4,612	5.0	2	424,683	4,612	5.5	2	424,683
Minnesota	3,688	3.6	6	281,248	3,703	4.0	6	281,248	3,386	4.0	5	281,248
All Other States	23,697	22.9	31	3,439,238	22,956	24.7	32	3,563,994	23,930	28.3	35	3,809,401
	$103,268	100.0%	110	11,726,996	$92,811	100.0%	107	11,452,159	$84,498	100.0%	98	11,099,338

The following table summarizes rental revenue by tenant industries for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	For the year ended December 31,
	2018		2017		2016
Industry Classification	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue	Rental Revenue	Percentage of Rental Revenue
Telecommunications	$15,861	15.4%	$15,616	16.7%	$13,733	16.3%
Diversified/Conglomerate Services	13,851	13.4	10,465	11.3	7,915	9.4
Automobile	12,873	12.5	11,178	12.0	10,546	12.5
Healthcare	11,942	11.6	12,988	14.0	13,618	16.1
Banking	7,971	7.7	3,082	3.3	2,451	2.9
Information Technology	5,995	5.8	5,995	6.5	3,314	3.9
Personal, Food & Miscellaneous Services	5,839	5.6	4,667	5.0	3,569	4.2
Diversified/Conglomerate Manufacturing	4,868	4.7	4,840	5.2	4,710	5.6
Electronics	4,261	4.1	4,293	4.6	4,330	5.1
Buildings and Real Estate	4,082	3.9	3,205	3.5	2,199	2.6
Chemicals, Plastics & Rubber	2,926	2.8	2,940	3.2	3,104	3.7
Personal & Non-Durable Consumer Products	2,684	2.6	2,657	2.9	2,629	3.1
Machinery	2,241	2.2	2,241	2.4	2,590	3.1
Childcare	2,221	2.2	2,221	2.4	2,221	2.6
Containers, Packaging & Glass	1,820	1.8	1,812	2.0	2,717	3.2
Beverage, Food & Tobacco	1,503	1.5	2,103	2.3	2,103	2.5
Printing & Publishing	1,144	1.1	1,322	1.4	1,563	1.8
Education	656	0.6	656	0.7	656	0.8
Home & Office Furnishings	530	0.5	530	0.6	530	0.6
Total	$103,268	100.0%	$92,811	100.0%	$84,498	100.0%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”), under the symbol “GOOD.” Since our inception in 2003, we have never reduced our per-share distributions nor have we missed payment of a scheduled distribution to our common stockholders. Our Board of Directors regularly evaluates our per share distribution payments as they monitor the capital markets and the impact that the economy has upon us. The decision whether to authorize and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole and absolute discretion of our Board of Directors in light of conditions then existing, including our earnings, taxable income, FFO, financial condition, liquidity, capital requirements, debt maturities, the availability of capital, contractual prohibitions or other restrictions, applicable REIT and legal restrictions and general overall economic conditions and other factors. While the statements above concerning our distribution policy represent our current expectations, any actual distribution payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual number of common shares then outstanding, and any common distribution payable may vary from such expected amounts.

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

A covenant in the agreement governing our Credit Facility requires us to, among other things, limit our distributions to stockholders to 100% of our FFO, and continued compliance with this covenant may require us to limit our distributions to stockholders in the future. For a discussion of our Credit Facility, including the financial and operating covenants required for us to access this source of financing, see “Risk Factors – Our Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility ” herein.

As of February 11, 2019, there were 20,649 beneficial owners of our common stock.

The Company pays distributions on shares of Senior Common Stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Senior Common Stock is not traded on any exchange or automated quotation system.

As of February 11, 2019, there were 284 beneficial owners of our Senior Common Stock.

Sale of Unregistered Securities

We did not sell unregistered shares of stock during the fiscal year ended December 31, 2018.

Issuer Purchaser of Equity Securities

We did not purchase any of our equity securities in the fourth quarter ended December 31, 2018.

Stock Performance Graph

The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with the Standard and Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT All REIT Index (“FNAR”), which is a market capitalization-weighted index that includes all REITs that are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National market List. The stock performance graph assumes $100 was invested on December 31, 2013.

	At December 31,
	2013	2014	2015	2016	2017	2018
GOOD	$100.00	$103.99	$96.74	$145.76	$163.85	$151.04
S&P 500	100.00	115.86	118.23	132.09	159.72	142.89
FNAR	100.00	127.15	130.06	142.13	155.3	148.92

Item 6. Selected Financial Data.

The following selected financial data as of and for each of the fiscal years ended December 31, 2018, 2017, 2016, 2015 and 2014 is derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	For the year ended December 31, (Dollars in Thousands, Except Per Share Amounts)
	2018	2017	2016	2015	2014
Operating Data:
Total operating revenue	$106,798	$94,799	$86,372	$83,766	$73,756
Total operating expenses	(71,137)	(68,337)	(55,595)	(50,965)	(57,406)
Other expense, net	(23,337)	(20,525)	(26,819)	(29,205)	(22,252)
Net income (loss)	$12,324	$5,937	$3,958	$3,596	$(5,902)
Dividends attributable to preferred stock	(10,416)	(9,890)	(6,645)	(4,094)	(4,094)
Dividends attributable to senior common stock	(931)	(986)	(1,011)	(1,007)	(542)
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$977	$(4,939)	$(3,698)	$(1,505)	$(10,538)
Share and Per Share Data:
Income (loss) per weighted average common share and Non-controlling OP Unit- basic & diluted	$0.03	$(0.19)	$(0.16)	$(0.07)	$(0.61)
Weighted average common shares outstanding-basic & diluted	28,675,934	26,358,237	23,193,962	21,159,597	17,253,503
Weighted average Non-controlling OP Units outstanding	128,233	—	—	—	—
Weighted average common shares and Non-controlling OP Units outstanding	28,804,167	26,358,237	23,193,962	21,159,597	17,253,503
Cash dividends declared per common share and Non-controlling OP Unit	$1.50	$1.50	$1.50	$1.50	$1.50
Supplemental Data:
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$977	$(4,939)	$(3,698)	$(1,505)	$(10,538)
Add: Real estate depreciation and amortization	47,620	42,795	37,517	35,288	28,864
Add: Impairment charge	—	6,835	2,016	622	14,238
Less: Gain on sale of real estate, net	(2,763)	(3,993)	(242)	(1,538)	(1,240)
Funds from operations available to common stockholders and Non-controlling OP Unitholders (1)	$45,834	$40,698	$35,593	$32,867	$31,324
Balance Sheet Data:
Real estate, held for use, before accumulated depreciation	$946,649	$893,853	$821,749	$708,377	$722,565
Total assets (2)	$938,775	$928,454	$851,742	$827,184	$781,581
Mortgage notes payable, net, term preferred stock, net, term loan facility, net & revolving credit facility, net (2)	$566,059	$542,627	$509,395	$563,432	$534,886
Total equity and mezzanine equity	$340,017	$350,230	$310,620	$233,871	$217,672
Total common shares outstanding	29,254,899	28,384,016	24,882,758	22,485,607	19,589,606
Total Non-controlling OP Units outstanding	742,937	—	—	—	—
Total common shares and Non-controlling OP Units outstanding	29,997,836	28,384,016	24,882,758	22,485,607	19,589,606

(1)
The National Association of Real Estate Investment Trusts (“NAREIT”), developed FFO as a relevant non-GAAP supplemental measure of operating performance of an equity REIT, to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income and should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparison of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

(2)
We adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”) during the year ended December 31, 2016, which requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred financing cost. All periods presented have been adjusted retroactively.

FFO available to common stockholders and holders of Non-controlling interests in the Operating Partnership (“Non-controlling OP Unitholders”) is FFO adjusted to subtract preferred share and Senior Common Stock share distributions. We believe that net loss attributable to common stockholders is the most directly comparable GAAP measure to FFO available to the aggregate of our common stockholders and Non-controlling OP Unitholders.

Basic funds from operations per share (“Basic FFO per share”), and diluted funds from operations per share (“Diluted FFO per share”), is FFO available to common stockholders and Non-controlling OP Unitholders divided by the number of weighted average shares of the aggregate of shares of common stock and OP Units held by Non-controlling OP Unitholders outstanding and FFO available to common stockholders and Non-controlling OP Unitholders divided by the number of weighted average shares of the aggregate of shares of common stock and OP Units held by Non-controlling OP Units outstanding on a diluted basis, respectively, during a period. We believe that FFO available to common stockholders and Non-controlling OP Unitholders, Basic FFO per share and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share (“EPS”), in evaluating net income available to common stockholders and Non-controlling OP Unitholders. In addition, because most REITs provide FFO available to common stockholders and Non-controlling OP Unitholders, Basic FFO and Diluted FFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO, Basic EPS is the most directly comparable GAAP measure to Basic FFO per share, and that Diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

The following table provides a reconciliation of our FFO for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 to the most directly comparable GAAP measure, net income (loss), and a computation of basic and diluted FFO per weighted average total share:

	For the twelve months ended December 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2018	2017	2016	2015	2014
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$12,324	$5,937	$3,958	$3,596	$(5,902)
Less: Distributions attributable to preferred and senior common stock	(11,347)	(10,876)	(7,656)	(5,101)	(4,636)
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$977	$(4,939)	$(3,698)	$(1,505)	$(10,538)
Adjustments:
Add: Real estate depreciation and amortization	47,620	42,795	37,517	35,288	28,864
Add: Impairment charge	—	6,835	2,016	622	14,238
Less: Gain on sale of real estate, net	(2,763)	(3,993)	(242)	(1,538)	(1,240)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$45,834	$40,698	$35,593	$32,867	$31,324
Weighted average common shares outstanding - basic	28,675,934	26,358,237	23,193,962	21,159,597	17,253,503
Weighted average Non-controlling OP Units outstanding	128,233	—	—	—	—
Total common shares and Non-controlling OP Units	28,804,167	26,358,237	23,193,962	21,159,597	17,253,503
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$1.59	$1.54	$1.53	$1.55	$1.82
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$12,324	$5,937	$3,958	$3,596	$(5,902)
Less: Distributions attributable to preferred and senior common stock	(11,347)	(10,876)	(7,656)	(5,101)	(4,636)
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$977	$(4,939)	$(3,698)	$(1,505)	$(10,538)
Adjustments:
Add: Real estate depreciation and amortization	47,620	42,795	37,517	35,288	28,864
Add: Impairment charge	—	6,835	2,016	622	14,238
Add: Income impact of assumed conversion of senior common stock	931	986	1,011	1,007	542
Less: Gain on sale of real estate, net	(2,763)	(3,993)	(242)	(1,538)	(1,240)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$46,765	$41,684	$36,604	$33,874	$31,866
Weighted average common shares outstanding - basic	28,675,934	26,358,237	23,193,962	21,159,597	17,253,503
Weighted average Non-controlling OP Units outstanding	128,233	—	—	—	—
Effect of convertible senior common stock	724,336	753,881	800,116	782,957	428,509
Weighted average common shares and Non-controlling OP Units outstanding - diluted	29,528,503	27,112,118	23,994,078	21,942,554	17,682,012
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$1.58	$1.54	$1.53	$1.54	$1.80	(2)
Distributions declared per share of common stock and Non-controlling OP Unit	$1.50	$1.50	$1.50	$1.50	$1.50

(1)
Diluted FFO available to common stockholders and Non-controlling OP Unitholders was not previously adjusted for the income impact of the assumed conversion of Senior Common Stock, in accordance with ASC 260, (“Earnings per Share”). This adjustment has increased Diluted FFO available to common stockholders and Non-controlling OP Unitholders for the year ended December 31, 2015 and 2014 by $0.04 per share and $0.03 per share, respectively.

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

General

We are an externally-advised REIT that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and office mortgage loans; however, we do not have any mortgage loans receivable currently outstanding. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies. We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We target secondary growth markets that possess favorable economic growth trends, diversified industries, and growing population and employment.

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

As of February 13, 2019:

•	we owned 101 properties totaling 11.7 million square feet of rentable space in 24 states;

•	our occupancy rate was 99.1%;

•	the weighted average remaining term of our mortgage debt was 7.0 years and the weighted average interest rate was 4.7%; and

•	the average remaining lease term of the portfolio was 6.9 years;

Business Environment

In the United States, vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. Vacancy rates in many markets have been reduced to levels seen at the peak before the most recent U.S. recession and rental rates have increased in most primary and secondary markets. Reports from national research firms reflect that the industrial supply and demand relationship still appears to be equilibrium, but that office supply and demand in select markets may be moving toward a slight increase in vacancy. Interest rates have been volatile and although interest rates are still low by historical standards, lenders have varied on their required spreads over the last several quarters and overall financing costs for fixed rate mortgages are rising. 2018 year-end statistics from national research firms estimate that total investment sales volume will be equal to or greater than 2017 reported volume, and that pricing may be peaking. They also indicate that a major contributor to the growth in volume is attributed to the closing of significantly large portfolio and entity transactions, which reported large increases over 2017 volume. Investment sales volume for 2015 remains the peak year for sales volume for the current cycle.

From a more macro-economic perspective, the strength of the global economy and U.S. economy continue to be uncertain. The long-term impact of the recent passage of tax reform in the United States is unknown at this time, although the lowering of the corporate tax rate is generally expected to be beneficial. Finally, the continuing uncertainty surrounding the ability of the federal government to address its financial condition in both the near and long term as well as other geo-political issues has increased domestic and global instability. These developments could cause interest rates and borrowing costs to rise, which may adversely affect our ability to access both the equity and debt markets and could have an adverse effect on our tenants as well.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we only have two partially vacant buildings located in Maple Heights, Ohio and Indianapolis, Indiana.

We have five leases expiring in 2019, which account for 3.6% of rental revenue recognized during the year ended December 31, 2018, 11 leases expiring in 2020, which account for 10.3% of rental revenue recognized during the year ended December 31, 2018 and 13 leases expiring in 2021, which account for 8.7% of rental revenue recognized during the year ended December 31, 2018.

Our available vacant space at December 31, 2018 represents 0.9% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $0.2 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our Revolver, which matures on October 27, 2021, and our Term Loan, which matures on October 27, 2022. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the CMBS market, to issue long-term mortgages to finance our real estate activities.

In addition to obtaining funds through borrowing, we were active in the equity markets during the year ended December 31, 2018. We have issued shares of both common stock and Series D Preferred Stock through our ATM Programs, pursuant to our open market sale agreements with Cantor Fitzgerald, discussed in more detail below.

Recent Developments

2018 Sale Activity

During the year ended December 31, 2018, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2018, we sold three non-core properties, located in Arlington, Texas, Tewksbury, Massachusetts, and South Hadley, Massachusetts, respectively, and applied the proceeds towards outstanding debt and property acquisitions, which is summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Gain on Sale of Real Estate, net
316,200	$13,400	$565	$2,763

On January 31, 2019, we sold a property in Maitland, Florida, for gross proceeds of $6.9 million, recognizing a gain on sale of real estate of $3.0 million. This property was classified as held for sale as of December 31, 2018.

2018 Acquisition Activity

During the year ended December 31, 2018, we acquired five properties, one located in Vance, Alabama, one located in Columbus, Ohio, two properties located in Detroit, Michigan, and one property located in Lake Mary, Florida, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs	Aggregate Annualized GAAP Rent	Aggregate Mortgage Debt Issued or Assumed
591,037	11.1 Years	$63,245	$905	$5,984	$11,663

On February 8, 2019, we purchased an industrial property in a suburb of Philadelphia, Pennsylvania for $2.7 million. This property is fully leased to one tenant on a 15.0 year absolute triple net lease.

2018 Leasing Activities

During the year ended December 31, 2018, we executed three lease extensions and/or modifications, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term		Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
97,178	5.3 years	(1)	$1,253	$433	$242

(1)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have terms ranging from 3.6 years to 7.0 years.

During the year ended December 31, 2018, we had two lease contractions, which are aggregated below (dollars in thousands):

Year Ended		Aggregate Square Footage Reduced	Aggregate Square Footage Remaining	Aggregate Contraction Fee	Aggregate Deferred Rent Write Off
December 31, 2018	(1)	44,032	169,133	$559	$184

(1)
A tenant in our Salt Lake City, Utah property exercised a lease contraction to reduce their occupancy in our building by 23,632 square feet. They will continue to lease 81,271 square feet through their original lease term. In connection with this contraction, we will earn a contraction fee of $0.3 million, which is recognized through rental revenue on the consolidated statements of operations and comprehensive income through the contraction term, and we wrote off $0.1 million of deferred rent asset to property operating expenses on the consolidated statements of operations and comprehensive income. A tenant in our Champaign, Illinois property exercised a lease contraction to reduce its occupancy in our building by 20,400 square feet. They will continue to lease 87,862 square feet through their original lease term. In connection with this contraction, we will earn a contraction fee of $0.2 million, which is recognized through rental revenue on the consolidated statements of operations and comprehensive income through the contraction term, and we wrote off $0.1 million of deferred rent asset to property operating expenses on the consolidated statements of operations and comprehensive income. We recorded contraction fees of $0.2 million, in aggregate, during the year ended December 31, 2018.

2018 Financing Activity

During the year ended December 31, 2018, we repaid two mortgages collateralized by two properties, which are summarized below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$9,444	5.75%

Variable Rate Debt Repaid	Interest Rate on Variable Rate Debt Repaid
$6,738	LIBOR +	2.25%

During the year ended December 31, 2018, we issued or assumed three mortgages, collateralized by three properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued or Assumed		Weighted Average Interest Rate on Fixed Rate Debt
$21,043	(1)	4.76%	(2)

(1)
We issued or assumed $21.0 million of fixed rate, or swapped to fixed rate, debt in connection with two of our five property acquisitions in 2018 and one of our property acquisitions in 2017, with maturity dates ranging from March 1, 2023 to August 1, 2037.

(2)
We entered into interest rate swaps in connection with two of the new mortgages and will be paying an all-in fixed rate of 4.58% and 5.32%, respectively. In addition, we assumed a fixed rate mortgage with an interest rate of 4.63%.

During the year ended December 31, 2018, we extended the maturity dates of four mortgages, collateralized by nine properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Extended	Weighted Average Interest Rate on Fixed Rate Debt Extended	Weighted Average Extension Term
$3,598	4.92%	3.0 years

Aggregate Variable Rate Debt Extended	Weighted Average Interest Rate on Variable Rate Debt Extended		Weighted Average Extension Term
$24,832	LIBOR +	2.29%	1.5 years

On February 8, 2019, we issued mortgage debt of $10.6 million collateralized by our Lake Mary, Florida property acquired in December 2018 with a maturity date of February 8, 2029 and a fixed interest rate of 4.70% for the first seven years of the mortgage. After the fixed interest rate period expires, we have the option to adjust the interest rate to a fixed interest rate equal to 1.8% plus the three year treasury rate per annum, or a variable interest rate equal to 1.8% plus the 30 day LIBOR rate per annum.

2018 Equity Activities

The equity issuances summarized below were issued under our universal shelf registration statement on Form S-3 (File No. 333-208953) (“Universal Shelf”) that was effective and on file with the SEC at the time of each respective issuance.

On January 11, 2019, we filed a universal registration statement on Form S-3, and an amendment on Form-S-3/A (File No. 333-229209) on January 24, 2019, to replace our Universal Shelf and allow us to issue up to $500.0 million of additional equity (the “2019 Universal Shelf”).

Common Stock ATM Program

In February 2016, we amended our common stock ATM program with Cantor Fitzgerald. The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald to $160.0 million. All other material terms of the Common Stock ATM program remained unchanged. During the year ended December 31, 2018, we sold 0.8 million shares of common stock, raising $16.1 million in net proceeds under the program. As of December 31, 2018, we had a remaining capacity to sell up to $69.9 million of common stock under the program. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Series A and B Preferred Stock ATM Programs

Under another open market sales agreement with Cantor Fitzgerald (the “Series A and B Preferred ATM Program”), we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A or Series B Preferred Stock during the year ended December 31, 2018. As of December 31, 2018, we had a remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Programs.

Mezzanine Equity

Our 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), is classified as mezzanine equity in our consolidated balance sheet because it is redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. We will periodically evaluate the likelihood that a change of control of greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50% is remote.

Under a third open market sales agreement with Cantor Fitzgerald (the “Series D Preferred ATM Program”), we may, from time to time, offer to sell shares of our Series D Preferred Stock, having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as sales agent and/or principal. During the year ended December 31, 2018, we sold 0.1 million shares of our Series D Preferred Stock for net proceeds of $2.2 million under our Series D Preferred ATM Program. As of December 31, 2018, we had a remaining capacity to sell up to $18.6 million of Series D Preferred Stock under the program.

Amendment to Articles of Incorporation

On April 11, 2018, we filed with the Maryland State Department of Assessments and Taxation (“SDAT”) an Articles Supplementary reclassifying 3,500,000 authorized but unissued shares of Senior Common Stock as authorized but unissued shares our common stock. As a result of the reclassification, there are 57,971 authorized shares of Senior Common Stock remaining outstanding as of the date hereof. On the same day, we filed with SDAT an Articles of Amendment to increase our authorized common stock to 87,700,000.

Non-controlling Interests in Operating Partnership

As of December 31, 2018 and 2017, we owned approximately 97.52% and 100%, respectively, of the outstanding OP Units. On October 30, 2018, we issued 742,937 OP units as partial consideration to acquire a 218,703 square foot, two property portfolio located in Detroit, Michigan for $21.7 million.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2018 and 2017, there were 742,937 and no outstanding OP Units held by Non-controlling OP Unitholders, respectively, none of which were eligible to be tendered for redemption for both years.

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

Base Management Fee

On January 8, 2019, we entered into a Fifth Amended and Restated Investment Advisory Agreement with the Adviser, effective as of October 1, 2018 to clarify that the agreement’s definition of Total Equity, includes outstanding OP Units issued to Non-controlling OP Unitholders. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2018 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2019.

Under the Advisory Agreement, the calculation of the annual base management fee equals 1.5% of our Total Equity, which is our total stockholders’ equity plus total mezzanine equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges), adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee), and adjusted to include OP Units held by Non-controlling OP Unitholders. The fee is calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

Incentive Fee

Pursuant to the Advisory Agreement, the calculation of the incentive fee rewards the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the new hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceeded by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2018, 2017, and 2016.

Termination Fee

The Advisory Agreement includes a termination fee whereby, in the event of our termination of the agreement without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the Advisory Agreement after the Company has defaulted and applicable cure periods have expired. The agreement may also be terminated for cause by us (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions of the agreement, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as well as a summary of recently issued accounting pronouncements and their expected impact to our current and future financial statements. There were no material changes to our critical accounting policies during the year ended December 31, 2018; however we issued Non-controlling OP Units during the year ended December 31, 2018, which is further described in Note 10, “Equity and Mezzanine Equity”, of the accompanying consolidated financial statements.

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

Using the methodology discussed above, we evaluated our entire portfolio as of December 31, 2018, for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. We did not recognize any impairment charges during the year ended December 31, 2018.

We will continue to monitor our portfolio for any other indicators of impairment.

Results of Operations

The weighted average yield on our total portfolio, which was 8.7% and 8.6% at December 31, 2018 and 2017, respectively, is calculated by taking the annualized straight-line rents, reflected as rental income on our consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the year ended December 31, 2018 and 2017 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2018	2017	$ Change	% Change
Operating revenues
Rental revenue	$103,268	$92,811	$10,457	11.3%
Tenant recovery revenue	3,530	1,988	1,542	77.6%
Total operating revenues	106,798	94,799	11,999	12.7%
Operating expenses
Depreciation and amortization	47,620	42,795	4,825	11.3%
Property operating expenses	11,458	7,688	3,770	49.0%
Base management fee	5,054	4,959	95	1.9%
Incentive fee	3,042	2,422	620	25.6%
Administration fee	1,605	1,272	333	26.2%
General and administrative	2,358	2,366	(8)	(0.3)%
Impairment charge	—	6,835	(6,835)	(100.0)%
Total operating expenses	71,137	68,337	2,800	4.1%
Other (expense) income
Interest expense	(26,172)	(24,570)	(1,602)	6.5%
Gain on sale of real estate, net	2,763	3,993	(1,230)	(30.8)%
Other income	72	52	20	38.5%
Total other expense, net	(23,337)	(20,525)	(2,812)	13.7%
Net income	12,324	5,937	6,387	107.6%
Distributions attributable to Series A, B and D preferred stock	(10,416)	(9,890)	(526)	5.3%
Distributions attributable to senior common stock	(931)	(986)	55	(5.6)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$977	$(4,939)	$5,916	(119.8)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders per weighted average share of total stock - basic & diluted	$0.03	$(0.19)	$0.22	(115.8)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$45,834	$40,698	$5,136	12.6%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted	$46,765	$41,684	$5,081	12.2%
Gain (loss) per weighted average share of common stock and Non-controlling OP Unit - basic & diluted	$0.03	$(0.19)	$0.22	(115.8)%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic	$1.59	$1.54	$0.05	3.2%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted	$1.58	$1.54	$0.04	2.6%

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2017, which have not been subsequently vacated or disposed. Acquired and disposed properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2016. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2017.

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Rental Revenues	2018	2017	$ Change	% Change
Same Store Properties	$80,276	$79,857	$419	0.5%
Acquired & Disposed Properties	17,147	7,665	9,482	123.7%
Properties with Vacancy	3,728	3,486	242	6.9%
Expanded Properties	2,117	1,803	314	17.4%
	$103,268	$92,811	$10,457	11.3%

Rental revenue from same store properties increased slightly for the year ended December 31, 2018, primarily due to an overall increase in rental charges related to leases executed during the year ended December 31, 2018, coupled with increases in rental charges on leases subject to consumer price indexes. Rental revenue increased for acquired and disposed of properties for the year ended December 31, 2018, as compared to the year ended December 31, 2017, because we acquired five properties during the year ended December 31, 2018, and we included a full year of rental revenue recorded in 2018 for seven properties acquired during the year ended December 31, 2017, offset by a decrease in rental revenue from the three properties we sold during 2018. Rental revenue increased for properties with vacancy, as we were able to successfully lease previously vacant space in these properties. Rental revenue increased for expanded properties, as we completed our expansion project during the year ended December 31, 2017, resulting in a full year of additional rental charges during the year ended December 31, 2018.

	For the year ended December 31,
	(Dollars in Thousands)
Tenant Recovery Revenue	2018	2017	$ Change	% Change
Same Store Properties	$1,903	$1,595	$308	19.3%
Acquired & Disposed Properties	1,462	326	1,136	348.5%
Properties with Vacancy	154	57	97	170.2%
Expanded Properties	11	10	1	10.0%
	$3,530	$1,988	$1,542	77.6%

The increase in same store tenant recovery revenue for the year ended December 31, 2018, as compared to the year ended December 31, 2017, is a result of increased recoveries from tenants subject to base year leases, where we are reimbursed by the tenant for expenses incurred above the defined base year, coupled with recoveries resulting from capital improvement projects, which are amortized to the tenant. The increase in tenant recovery revenues on acquired and disposed of properties for the year ended December 31, 2018, as compared to the year ended December 31, 2017, is a result of recovery revenues on the five properties we acquired during the year ended December 31, 2018, coupled with us earning a full year of recovery revenue for the seven properties acquired during the year ended December 31, 2017.

Operating Expenses

Depreciation and amortization increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to recognizing a full year of depreciation for the seven properties acquired during the year ended December 31, 2017, as well as increased depreciation expense from the five properties acquired during the year ended December 31, 2018, partially offset by a decrease in depreciation expense for the three properties sold during the year ended December 31, 2018.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2018	2017	$ Change	% Change
Same Store Properties	$4,395	$4,415	$(20)	(0.5)%
Acquired & Disposed Properties	6,103	2,340	3,763	160.8%
Properties with Vacancy	932	913	19	2.1%
Expanded Properties	28	20	8	40.0%
	$11,458	$7,688	$3,770	49.0%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The slight decrease in property operating expenses for same store properties for the year ended December 31, 2018, as compared to the year ended December 31, 2017, is primarily a result of a decrease in landlord obligated property expenses on our triple net leased properties, partially offset by an increase in property operating expenses at our base year expense stop leased properties. The increase in property operating expenses on acquired and disposed of properties for the year ended December 31, 2018, as compared to the year ended December 31, 2017, is a result of property operating expenses on the five properties we acquired during the year ended December 31, 2018, coupled with a full year of property operating expenses for the seven properties acquired during the year ended December 31, 2017, partially offset by a decrease in property operating expenses for the three properties sold during the year ended December 31, 2018.

The base management fee paid to the Adviser increased for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to an increase in total equity, the main component of the base management fee calculation. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the year ended December 31, 2018, as compared to the year ended December 31, 2017, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was primarily due to an increase in rental revenues from the five properties acquired during the year ended December 31, 2018, coupled with a full year of rental revenues from the seven properties acquired during the year ended December 31, 2017, partially offset by an increase in property operating expenses resulting from our lease portfolio containing additional base year leases. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase is a result of the Company using a greater share of the Administrator’s resources for the year ended December 31, 2018, as compared to the year ended December 31, 2017, coupled with an overall increase in the cost of such services. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses decreased slightly for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily as a result of a decrease in legal, accounting and professional fees, partially offset by an increase in due diligence and travel expenses.

We did not recognize an impairment charge during the year ended December 31, 2018. The impairment charge during the year ended December 31, 2017 resulted from an impairment recorded on our Concord Township, Ohio, Newburyport, Massachusetts and Tewksbury, Massachusetts properties, as we determined a portion of the carrying value of these properties was unrecoverable through our quarterly impairment testing. Both the Concord Township, Ohio and Newburyport, Massachusetts properties were sold during the year ended December 31, 2017, and the Tewksbury, Massachusetts property was sold during the year ended December 31, 2018.

Other Income and Expenses

Interest expense increased for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This increase is primarily a result of an increase in borrowings on our Revolver coupled with an increase in the interest rate environment, which has increased our interest rate expense on variable rate debt. Our weighted average interest rate for all debt was 4.59% at December 31, 2018, as compared to 4.42% at December 31, 2017.

The gain on sale of real estate, net, during the year ended December 31, 2018 is a result of the sale of three of our properties. The gain on sale of real estate, net, during the year ended December 31, 2017 was a result of the sale of four of our properties.

Other income increased during the year ended December 31, 2018, as compared to the year ended December 31, 2017, because of construction supervision fees earned at one of our properties during the year ended December 31, 2018.

Net Income (Loss) Available (Attributable) to Common Stockholders and Non-controlling OP Unitholders

Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders increased for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily because of an increase in operating revenues due to property acquisitions coupled with a gain on sale, net, from selling three properties, partially offset by an increase in depreciation and amortization expense due to property acquisitions, an increase in property operating expenses due to our portfolio containing a larger proportion of base year stop leases, and an increase in interest expense due to the rising interest rate environment.

A comparison of our operating results for the years ended December 31, 2017 and 2016 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2017	2016	$ Change	% Change
Operating revenues
Rental revenue	$92,811	$84,498	$8,313	9.8%
Tenant recovery revenue	1,988	1,489	499	33.5%
Interest income from mortgage note receivable	—	385	(385)	(100.0)%
Total operating revenues	94,799	86,372	8,427	9.8%
Operating expenses
Depreciation and amortization	42,795	37,517	5,278	14.1%
Property operating expenses	7,688	5,889	1,799	30.5%
Base management fee	4,959	3,930	1,029	26.2%
Incentive fee	2,422	2,381	41	1.7%
Administration fee	1,272	1,474	(202)	(13.7)%
General and administrative	2,366	2,388	(22)	(0.9)%
Impairment charge	6,835	2,016	4,819	239.0%
Total operating expenses	68,337	55,595	12,742	22.9%
Other (expense) income
Interest expense	(24,570)	(25,902)	1,332	(5.1)%
Distributions attributable to Series C Preferred Stock	—	(1,502)	1,502	(100.0)%
Gain on sale of real estate, net	3,993	242	3,751	1,550.0%
Other income	52	343	(291)	(84.8)%
Total other expense, net	(20,525)	(26,819)	6,294	(23.5)%
Net income	5,937	3,958	1,979	50.0%
Distributions attributable to Series A, B and D preferred stock	(9,890)	(6,645)	(3,245)	48.8%
Distributions attributable to senior common stock	(986)	(1,011)	25	(2.5)%
Net loss attributable to common stockholders	$(4,939)	$(3,698)	$(1,241)	33.6%
Net loss attributable to common stockholders per weighted average share of common stock - basic & diluted	$(0.19)	$(0.16)	$(0.03)	18.8%
FFO available to common stockholders - basic	$40,698	$35,593	$5,105	14.3%
FFO available to common stockholders - diluted	$41,684	$36,604	$5,080	13.9%
Loss per weighted average share of common stock - basic & diluted	$(0.19)	$(0.16)	$(0.03)	18.8%
FFO per weighted average share of common stock - basic	$1.54	$1.53	$0.01	0.7%
FFO per weighted average share of common stock - diluted	$1.54	$1.53	$0.01	0.7%

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

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Rental Revenues	2017	2016	$ Change	% Change
Same Store Properties	$74,125	$74,335	$(210)	(0.3)%
Acquired & Disposed Properties	13,098	5,854	7,244	123.7%
Expanded Properties	3,785	3,136	649	20.7%
Properties with Vacancy	1,803	1,173	630	53.7%
	$92,811	$84,498	$8,313	9.8%

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

	For the year ended December 31,
	(Dollars in Thousands)
Tenant Recovery Revenue	2017	2016	$ Change	% Change
Same Store Properties	$1,510	$1,405	$105	7.5%
Acquired & Disposed Properties	416	56	360	642.9%
Expanded Properties	52	19	33	173.7%
Properties with Vacancy	10	9	1	11.1%
	$1,988	$1,489	$499	33.5%

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

Operating Expenses

Depreciation and amortization increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to recognizing a full year of depreciation for the three properties acquired during the year ended December 31, 2016, as well as increased depreciation expense from the seven properties acquired during the year ended December 31, 2017, partially offset by a decrease in depreciation expense for the four properties sold during the year ended December 31, 2017.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2017	2016	$ Change	% Change
Same Store Properties	$4,815	$4,917	$(102)	(2.1)%
Acquired & Disposed Properties	2,323	354	1,969	556.2%
Expanded Properties	529	596	(67)	(11.2)%
Properties with Vacancy	21	22	(1)	(4.5)%
	$7,688	$5,889	$1,799	30.5%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The decrease in property operating expenses for same store properties for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily a result of us incurring fewer landlord obligation expenses at certain of our properties with expense caps. The increase in property operating expenses on acquired and disposed of properties for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was a result of property operating expenses on the seven properties we acquired during the year ended December 31, 2017, a majority of which are subject to base year leases.

The base management fee paid to the Adviser increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to an increase in total stockholder’s equity plus mezzanine equity, the main components of the base management fee calculation. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

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

The administration fee paid to the Administrator decreased for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease is a result of the Company using a lesser share of the Administrator’s resources for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

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

The impairment charge recognized during the year ended December 31, 2017 is a result of the impairments we recognized at three of our properties. As a result of our quarterly impairment testing performed during the 2017 fiscal year, we determined the carrying value of our Concord Township, Ohio, Newburyport, Massachusetts, and Tewksbury, Massachusetts properties were unrecoverable. Both the Concord Township, Ohio property and the Newburyport, Massachusetts property were sold during the year ended December 31, 2017. We had executed a sales contract to sell our fully vacant Tewksbury, Massachusetts property, resulting in an impairment of $2.8 million when we classified the property as held for sale at December 31, 2017. These properties were located in non-core markets, and we sold all these properties to generate funds for acquisitions in our target growth markets. The impairment charge recognized during the year ended December 31, 2016 was a result of the impairment of seven properties which were classified as held for sale at various points during the year ended December 31, 2016, and we impaired the properties as the fair value less selling costs was below the carrying value. We subsequently sold all of these properties.

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

The gain on sale of real estate, net, during the year ended December 31, 2017 is a result of the sale of four of our properties. The gain on sale of real estate, net, during the year ended December 31, 2016 was a result of the sale of six of our properties.

Other income decreased during the year ended December 31, 2017, as compared to the year ended December 31, 2016, because of settlement proceeds received at one of our properties during the year ended December 31, 2016.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily because of the impairment charges recognized on three of our properties coupled with increased depreciation and amortization expense from our acquisitions during the year ended December 31, 2017 and increases to base management and incentive fees, offset by decreases in interest expense, decreases in distributions attributable to our Series C Preferred Stock due to our redemption of these shares during the year ended December 31, 2016 and our gain on sale of real estate, net.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of December 31, 2018, was $39.0 million, including $6.6 million in cash and cash equivalents and an available borrowing capacity of $32.4 million under our Revolver. Our available borrowing capacity under the Revolver has increased to $51.9 million as of February 13, 2019.

Future Capital Needs

We actively seek conservative investments that are likely to produce income to allow us to pay distributions to our stockholders and Non-controlling OP Unitholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial and office real property, make mortgage loans, or pay down outstanding borrowings under our Revolver. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, refinancing maturing debt and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

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

Equity Capital

The following table summarizes net proceeds raised from our various equity sales during the year ended December 31, 2018 (dollars in thousands, except for share price):

	Net Proceeds	Number of Shares Sold	Weighted Average Share Price
Amended Common Stock ATM Program	$16,104	841,338	$19.45
Series D Preferred Stock ATM Program	2,166	87,702	25.12
	$18,270	929,040

As of February 13, 2019, we had the ability to raise up to $500.0 million of additional equity capital through the sale and issuance of securities that are registered under our 2019 Universal Shelf, in one or more future public offerings. Of the $500.0 million of available capacity under our Universal Shelf, approximately $66.4 million is reserved for additional sales under our Amended Common ATM Program, approximately $37.2 million is reserved for additional sales under our Series A and B Preferred ATM Programs, and approximately $18.6 million is reserved for additional sales under our Series D Preferred ATM Program as of February 13, 2019. We expect to continue to use our ATM programs as a source of liquidity during 2019.

Debt Capital

As of December 31, 2018, we had 47 mortgage notes payable in the aggregate principal amount of $445.7 million, collateralized by a total of 68 properties with a remaining weighted average maturity of 6.0 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2018 was 4.69%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of December 31, 2018, we had mortgage debt in the aggregate principal amount of $59.8 million payable during 2019 and $32.3 million payable during 2020. The 2019 principal amounts payable include both amortizing principal payments and five balloon principal payments. We anticipate being able to refinance our mortgages that come due during 2019 and 2020 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. We have successfully repaid $16.2 million of debt over the past 12 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Credit Facility, as well as additional funds generated from our October 2017 Credit Facility amendment, which resulted in us increasing our $25.0 million Term Loan to a $75.0 million Term Loan.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2018, was $55.6 million, as compared to net cash provided by operating activities of $46.8 million for the year ended December 31, 2017. This increase was primarily a result of an increase in operating revenues received from the properties acquired during the past 12 months, partially offset by an increase in interest expense due to higher borrowings on our Revolver coupled with an increase in our weighted average interest rate, and increased property operating expenses resulting from base year leases added to our lease portfolio. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. The increase in operating expense recoveries is a result of buying properties with base year expense stops, whereby the operating expenses are offset by a like amount of expense recovery income that is included in the first year gross rental income. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2018, was $34.4 million, which primarily consisted of the acquisition of five properties and tenant improvements performed at certain of our properties, partially offset by proceeds from the sale of real estate. Net cash used in investing activities during the year ended December 31, 2017, was $99.9 million, which primarily consisted of the acquisition of seven properties, partially offset by proceeds from sale of real estate.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2018, was $21.2 million, which primarily consisted of distributions paid to our stockholders and Non-controlling OP Unitholders, repayments of mortgage principal and repayments on our Revolver, partially offset by proceeds from the sale of common stock and sales of our Series D Preferred Stock, coupled with the issuance of new mortgage debt and increased borrowings on our Revolver. Net cash provided by financing activities for the year ended December 31, 2017, was $54.4 million, which primarily consisted of proceeds from the sale of common stock and sales of our Series D Preferred Stock, partially offset by the distributions paid to our stockholders and principal payments on mortgage notes payable.

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

As of December 31, 2018, there was $125.6 million outstanding under our Credit Facility at a weighted average interest rate of approximately 4.24% and $2.1 million outstanding under letters of credit at a weighted average interest rate of 1.75%. As of February 13, 2019, the maximum additional amount we could draw under the Credit Facility was $32.4 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2018.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$571,310	$59,821	$120,044	$242,347	$149,098
Interest on Debt Obligations (2)	110,955	24,706	44,355	24,049	17,845
Operating Lease Obligations (3)	5,878	465	858	641	3,914
Purchase Obligations (4)	951	951	—	—	—
	$689,094	$85,943	$165,257	$267,037	$170,857

(1)
Debt obligations represent borrowings under our Revolver, which represents $50.6 million of the debt obligation due in 2021, our Term Loan Facility, which represents $75.0 million of the debt obligation due in 2022, and mortgage notes payable that were outstanding as of December 31, 2018. This figure does not include $(0.3) million of premiums and (discounts), net, and $5.0 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, and borrowings under Term Loan, net, on the consolidated balance sheet.

(2)
Interest on debt obligations includes estimated interest on our borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of December 31, 2018.

(3)	Operating lease obligations represent the ground lease payments due on four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at five of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have entered into interest rate swaps whereby we pay a fixed interest rate to our respective counterparty, and receive one month LIBOR in return. For details regarding our rate cap agreements and our interest rate swap agreements see Note 7 – Mortgage Notes Payable and Credit Facility of the accompanying consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2018, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1% and 2% decrease in the one month LIBOR as of December 31, 2018. As of December 31, 2018, our effective average LIBOR was 2.52%. Given that a 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below.

	(Dollars in Thousands)
Interest Rate Change	(Decrease) increase to Interest Expense	Net Increase (decrease) to Net Income
2% Decrease to LIBOR	$(3,777)	$3,777
1% Decrease to LIBOR	(1,888)	1,888
1% Increase to LIBOR	893	(893)
2% Increase to LIBOR	1,413	(1,413)
3% Increase to LIBOR	1,934	(1,934)

As of December 31, 2018, the fair value of our mortgage debt outstanding was $444.2 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2018, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $16.7 million and $17.8 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2018.

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

As of December 31, 2018, approximately $385.1 million of our debt bore interest at fixed rates, as shown in the future principal debt payment table below (dollars in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Fixed rate	$37,702	$10,404	$29,133	$97,415	$61,299	$149,098	$385,051
Weighted average interest rate on fixed rate debt balloon payments	4.64%	—%	5.60%	4.94%	4.68%	4.47%	4.65%
Variable rate	$22,119	$21,852	$58,655	$75,303	$8,330	$—	$186,259
	$59,821	$32,256	$87,788	$172,718	$69,629	$149,098	$571,310

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 13, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Commercial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gladstone Commercial Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 13, 2019

We have served as the Company’s auditor since 2003.

Gladstone Commercial Corporation
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2018	December 31, 2017
ASSETS
Real estate, at cost	$946,649	$893,853
Less: accumulated depreciation	178,257	149,417
Total real estate, net	768,392	744,436
Lease intangibles, net	111,448	118,927
Real estate and related assets held for sale, net	4,151	9,046
Cash and cash equivalents	6,591	6,683
Restricted cash	2,491	2,397
Funds held in escrow	6,010	9,369
Deferred rent receivable, net	34,771	33,333
Other assets	4,921	4,263
TOTAL ASSETS	$938,775	$928,454
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$441,346	$447,380
Borrowings under Revolver, net	50,084	20,715
Borrowings under Term Loan, net	74,629	74,532
Deferred rent liability, net	17,305	16,250
Asset retirement obligation	2,875	3,051
Accounts payable and accrued expenses	2,704	7,339
Liabilities related to assets held for sale, net	—	114
Due to Adviser and Administrator (1)	2,523	2,289
Other liabilities	7,292	6,554
TOTAL LIABILITIES	$598,758	$578,224
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 6,000,000 shares authorized; and 3,509,555 and 3,421,853 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively (3)	$85,598	$83,432
TOTAL MEZZANINE EQUITY	$85,598	$83,432
EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 5,350,000 shares authorized and 2,264,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively (3)	$2	$2
Senior common stock, par value $0.001 per share; 950,000 and 4,450,000 shares authorized; and 866,259 and 904,819 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively (3)	1	1
Common stock, par value $0.001 per share, 87,700,000 and 34,200,000 shares authorized and 29,254,899 and 28,384,016 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively (3)	29	28
Additional paid in capital	559,977	534,790
Accumulated other comprehensive income	(148)	35
Distributions in excess of accumulated earnings	(310,117)	(268,058)
TOTAL STOCKHOLDERS' EQUITY	$249,744	$266,798
OP Units held by Non-controlling OP Unitholders (3)	4,675	—
TOTAL EQUITY	$254,419	$266,798
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$938,775	$928,454

(1)	Refer to Note 2 “Related-Party Transactions”

(2)	Refer to Note 9 “Commitments and Contingencies”

(3)	Refer to Note 10 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)

	For the year ended December 31,
	2018	2017	2016
Operating revenues
Rental revenue	$103,268	$92,811	$84,498
Tenant recovery revenue	3,530	1,988	1,489
Interest income from mortgage note receivable	—	—	385
Total operating revenues	$106,798	$94,799	$86,372
Operating expenses
Depreciation and amortization	$47,620	$42,795	$37,517
Property operating expenses	11,458	7,688	5,889
Base management fee (1)	5,054	4,959	3,930
Incentive fee (1)	3,042	2,422	2,381
Administration fee (1)	1,605	1,272	1,474
General and administrative	2,358	2,366	2,388
Impairment charge	—	6,835	2,016
Total operating expenses	$71,137	$68,337	$55,595
Other (expense) income
Interest expense	$(26,172)	$(24,570)	$(25,902)
Distributions attributable to Series C Preferred Stock	—	—	(1,502)
Gain on sale of real estate, net	2,763	3,993	242
Other income	72	52	343
Total other expense, net	$(23,337)	$(20,525)	$(26,819)
Net income	$12,324	$5,937	$3,958
Net income attributable to OP Units held by Non-controlling OP Unitholders	(4)	—	—
Net income attributable to the company	$12,320	$5,937	$3,958
Distributions attributable to Series A, B and D preferred stock	(10,416)	(9,890)	(6,645)
Distributions attributable to senior common stock	(931)	(986)	(1,011)
Net income (loss) available (attributable) to common stockholders	$973	$(4,939)	$(3,698)
Earnings (Loss) per weighted average share of common stock - basic & diluted
Earnings (loss) available (attributable) to common shareholders	$0.03	$(0.19)	$(0.16)
Weighted average shares of common stock outstanding
Basic and Diluted	28,675,934	26,358,237	23,193,962
Distributions declared per common share	$1.50	$1.50	$1.50
Earnings per weighted average share of senior common stock	$1.05	$1.05	$1.05
Weighted average shares of senior common stock outstanding - basic	887,081	938,779	960,667
Comprehensive income
Change in unrealized (loss) gain related to interest rate hedging instruments, net	$(183)	$35	$—
Other Comprehensive income	(183)	35	—
Net income	$12,324	$5,937	$3,958
Comprehensive income	$12,141	$5,972	$3,958
Comprehensive income attributable to OP Units held by Non-controlling OP Unitholders	(4)	—	—
Total comprehensive income attributable to the Company	$12,137	$5,972	$3,958

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Equity
(Dollars in Thousands)

	Series A and B Preferred Stock	Common Stock	Senior Common Stock	Series A and B Preferred Stock	Senior Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2015	2,150,000	22,485,607	972,214	$2	$1	$22	$418,897	$—	$(185,051)	$233,871	$—	$233,871
Issuance of Series A and B preferred stock and common stock, net	114,000	2,397,151	—	—	—	3	44,717	—	—	44,720	—	44,720
Retirement of senior common stock, net	—	—	(12,662)	—	—	—	(178)	—	—	(178)	—	(178)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(42,494)	(42,494)	—	(42,494)
Net income	—	—	—	—	—	—	—	—	3,958	3,958	—	3,958
Balance at December 31, 2016	2,264,000	24,882,758	959,552	$2	$1	$25	$463,436	$—	$(223,587)	$239,877	$—	$239,877
Issuance of Series A and B preferred stock and common stock, net	—	3,455,023	—	—	—	3	71,378	—	—	71,381	—	71,381
Conversion of senior common stock to common stock	—	46,235	(53,135)	—	—	—	—	—	—	—	—	—
Retirement of senior common stock, net	—	—	(1,598)	—	—	—	(24)	—	—	(24)	—	(24)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(50,408)	(50,408)	—	(50,408)
Comprehensive income	—	—	—	—	—	—	—	35	—	35	—	35
Net income	—	—	—	—	—	—	—	—	5,937	5,937	—	5,937
Balance at December 31, 2017	2,264,000	28,384,016	904,819	$2	$1	$28	$534,790	$35	$(268,058)	$266,798	$—	$266,798
Issuance of Series A and B preferred stock and common stock, net	—	841,338	—	—	—	1	16,103	—	—	16,104	—	16,104
Conversion of senior common stock to common stock	—	29,545	(36,294)	—	—	—	—	—	—	—	—	—
Retirement of senior common stock, net	—	—	(2,266)	—	—	—	(34)	—	—	(34)	—	(34)
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	(54,379)	(54,379)	(186)	(54,565)
Comprehensive income	—	—	—	—	—	—	—	(183)	—	(183)	—	(183)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	13,975	13,975
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	9,118	—	—	9,118	(9,118)	—
Net income	—	—	—	—	—	—	—	—	12,320	12,320	4	12,324
Balance at December 31, 2018	2,264,000	29,254,899	866,259	$2	$1	$29	$559,977	$(148)	$(310,117)	$249,744	$4,675	$254,419
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$12,324	$5,937	$3,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,620	42,795	37,517
Impairment charge	—	6,835	2,016
Gain on sale of real estate, net	(2,763)	(3,993)	(242)
Amortization of deferred financing costs	1,445	1,713	1,932
Amortization of deferred rent asset and liability, net	(728)	(851)	(663)
Amortization of discount and premium on assumed debt	(20)	(99)	(175)
Asset retirement obligation expense	121	125	148
Operating changes in assets and liabilities
(Increase) decrease in other assets	(445)	(1,866)	528
Increase in deferred rent receivable	(2,548)	(3,077)	(3,423)
Increase (decrease) in accounts payable, accrued expenses, and amount due Adviser and Administrator	749	(524)	932
Increase (decrease) in other liabilities	246	521	(385)
Tenant inducement payments	—	(122)	(115)
Leasing commissions paid	(402)	(552)	(867)
Net cash provided by operating activities	$55,599	$46,842	$41,161
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(42,353)	$(120,978)	$(66,570)
Improvements of existing real estate	(4,328)	(9,216)	(5,875)
Proceeds from sale of real estate	12,835	29,499	6,431
Collection of mortgage note receivable	—	—	5,900
Receipts from lenders for funds held in escrow	1,769	7,302	3,728
Payments to lenders for funds held in escrow	(2,376)	(5,899)	(3,000)
Receipts from tenants for reserves	2,682	2,093	3,435
Payments to tenants from reserves	(2,669)	(2,666)	(3,898)
Deposits on future acquisitions	(1,590)	(3,150)	(2,500)
Deposits applied against acquisition of real estate investments	1,590	3,150	2,000
Deposits refunded	—	—	500
Net cash used in investing activities	$(34,440)	$(99,865)	$(59,849)
Cash flows from financing activities:
Proceeds from issuance of equity	$18,565	$86,260	$118,362
Offering costs paid	(295)	(2,190)	(2,899)
Retirement of senior common stock	(34)	(24)	(178)
Redemption of Series C mandatorily redeemable preferred stock	—	—	(38,500)
Borrowings under mortgage notes payable	14,125	51,208	78,705
Payments for deferred financing costs	(386)	(1,990)	(1,500)
Principal repayments on mortgage notes payable	(27,850)	(60,080)	(88,899)
Proceeds from issuance of term loan facility	—	50,000	—
Borrowings from revolving credit facility	88,600	116,900	129,400
Repayments on revolving credit facility	(59,400)	(135,200)	(135,000)
Increase (decrease) in security deposits	83	(61)	22
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(54,565)	(50,408)	(42,494)
Net cash (used in) provided by financing activities	$(21,157)	$54,415	$17,019
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2	$1,392	$(1,669)
Cash, cash equivalents, and restricted cash at beginning of period	$9,080	$7,688	$9,357
Cash, cash equivalents, and restricted cash at end of period	$9,082	$9,080	$7,688
NON-CASH INVESTING AND FINANCING INFORMATION

Cash paid during year for interest	$24,987	$22,352	$25,337
Tenant funded fixed asset improvements	$1,608	$3,018	$4,879
Assumed mortgage in connection with acquisition	$6,918	$11,179	$—
Assumed interest rate swap fair market value	$—	$42	$—
Reserves released by title company to tenant	$3,966	$—	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$311	$1,495	$3,275
Assumed tenant improvement allowance in connection with acquisition	$—	$3,966	$—
Unrealized (loss) gain related to interest rate hedging instruments, net	$(183)	$35	$—
Non-controlling OP Units issued in connection with acquisition	$13,975	$—	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (dollars in thousands):

	For the year ended December 31,
	2018	2017	2016
Cash and cash equivalents	$6,591	$6,683	$4,658
Restricted cash	2,491	2,397	3,030
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$9,082	$9,080	$7,688

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

Subsidiaries

We conduct substantially all of our operations through the Operating Partnership. We currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the limited partnership interests in the Operating Partnership (“Non-controlling OP Units”) through two of our subsidiaries, GCLP Business Trust I and II. The financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2018 and 2017, the Company owned 97.5% and 100%, respectively, of the outstanding OP Units (See Note 10, “Equity and Mezzanine Equity” for additional discussion regarding OP Units).

Gladstone Commercial Lending, LLC, a Delaware limited liability company (“Gladstone Commercial Lending”), a subsidiary of ours, was created to conduct all operations related to our real estate mortgage loans. As the Operating Partnership currently owns all of the membership interests of Gladstone Commercial Lending, the financial position and results of operations of Gladstone Commercial Lending are consolidated with ours.

Gladstone Commercial Advisers, Inc., a Delaware corporation (“Commercial Advisers”), and wholly-owned taxable REIT subsidiary (“TRS”) of ours, was created to collect any non-qualifying income related to our real estate portfolio. There has been no such income earned to date. Since we own 100% of the voting securities of Commercial Advisers, the financial position and results of operations of Commercial Advisers are consolidated within our financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

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

Most properties that we acquire are already being operated as rental properties, which we consider to be asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property Plant and Equipment” after adopting Accounting Standards Update 2017-01 “Clarifying the Definition of a Business” (“ASU 2017-01”), described in more detail below. We adopted ASU 2017-01 on October 1, 2016. When an acquisition is considered an asset acquisition, ASC 360 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt assumed and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 360 allows us to capitalize all expenses related to an acquisition accounted for as an asset acquisition into the cost of the acquisition.

Prior to us adopting ASU 2017-01 on October 1, 2016, we considered most of our asset acquisitions to be business combinations under ASC 805, “Business Combinations,” as we typically acquired properties with in-place leases. When an acquisition is considered a business combination, ASC 805 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt assumed and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 805 requires that all expenses related to an acquisition accounted for as a business combination to be expensed as incurred, rather than capitalized into the cost of the acquisition. We had treated our property acquisitions as business combinations prior to our application of ASU 2017-01, resulting in acquisition costs being expensed rather than capitalized for periods prior to October 1, 2016.

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

Above-market and below-market in-place lease fair values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $1.1 million, $0.7 million, and $0.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $2.0 million, $1.5 million, and $1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The value of in-place leases and lease origination costs are amortized to amortization expense over the remaining term of the respective leases, which generally range from seven to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to amortization expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $17.7 million, $15.9 million, and $13.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

When properties are considered held for sale, but do not qualify as a discontinued operation, we present qualifying assets and liabilities as held for sale in the consolidated balance sheet in all periods that the qualifying assets and liabilities meet the held for sale criteria under ASC 360-10-49-9. The components of the held for sale property’s net income (loss) is recorded within continuing operations under the consolidated statement of operations and comprehensive income.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $0.4 million, $2.0 million, and $1.5 million for deferred financing costs during the years ended December 31, 2018, 2017, and 2016, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $1.4 million, $1.7 million, and $1.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Revenue Recognition

Rental revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between rental revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Deferred rent liability in the accompanying consolidated balance sheet includes the capitalized below-market in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. We incurred $0.2 million in deferred rent write offs during the year ended December 31, 2018. No such reserves or direct write offs were recorded during the years ended 2017 and 2016, respectively.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2018, 2017, and 2016, we did not record any provisions for uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the estimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We did not accrue any liabilities in connection with acquisitions for the years ended December 31, 2018, 2017, and 2016. We recorded accretion expense of $0.1 million in each of the years ended December 31, 2018, 2017, and 2016, respectively, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $5.8 million and the discount rates used in the calculations range from 2.5% to 7.0%. We do not expect to make any material payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income

We record the effective portion of changes in the fair value of the interest rate cap and swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2018, 2017, and 2016, we reconciled net income to comprehensive income on the consolidated statements of operations and comprehensive income in the accompanying consolidated financial statements.

Segment Reporting

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and, accordingly, have only one reporting and operating segment.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this guidance for our annual and interim periods beginning January 1, 2018 and used the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application. Our adoption of this guidance did not have a material impact on our consolidated financial statements. Further, as discussed below, once the new guidance regarding the principles for the recognition measurement, presentation and disclosure of leases goes into effect on January 1, 2019, we expect the new revenue standard will apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (examples include common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. Revenue from these non-lease components, which were previously recognized on a straight-line basis under current lease guidance, would be recognized under the new revenue guidance as the related services are delivered. As a result, while our total revenue recognized over the lease term would not differ under the new guidance, the revenue recognition pattern could be different. We are currently evaluating the impact of revenue recognition from our adoption of the lease standard on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. We are evaluating our adoption of ASU 2016-02, but we expect the standard to have minimal impact on our consolidated financial statements as we currently have four operating ground lease arrangements with terms greater than one year for which we are the lessee. We also expect our general and administrative expense to increase as the new standard requires us to expense non-incremental leasing costs that were previously capitalized to leasing commissions. ASU 2016-02 supersedes the previous leases standard, ASC 840 “Leases.” The standard is effective on January 1, 2019. We will adopt using the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application.

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

In February 2017, the FASB issued ASU 2017-05 to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to de-recognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a non-controlling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated, and partial sales of real estate assets will now be subject to the same de-recognition model as all other nonfinancial assets. We adopted this guidance for the calendar year beginning January 1, 2018, and the standard requires retrospective adoption. Our adoption of this guidance does not have a material impact on our consolidated financial statements, as we typically complete fee simple sales, with no continuing involvement.

Reclassifications

Certain items on the consolidated statement of operations and comprehensive income for the years ended December 31, 2016 have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously-reported equity, net loss attributable to common stockholders, or net change in cash and cash equivalents.

2. Related-Party Transactions

Gladstone Management Corporation and Gladstone Administration, LLC

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is an executive managing director of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. At December 31, 2018 and December 31, 2017, $2.5 million and $2.3 million, respectively, was collectively due to our Adviser and Administrator.

Base Management Fee

On January 8, 2019, we entered into a Fifth Amended and Restated Investment Advisory Agreement with the Adviser, effective as of October 1, 2018 to clarify that the agreement’s definition of Total Equity includes outstanding OP Units issued to OP Units held by the Operating Partnership’s non-controlling limited partners (“Non-controlling OP Unitholders”). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2018 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2019.

Under the Advisory Agreement, the calculation of the annual base management fee equals 1.5% of our Total Equity, which is our total stockholders’ equity plus total mezzanine equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges), adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee), and adjusted to include OP Units held by Non-controlling OP Unitholders. The fee is calculated and accrued quarterly as 0.375% per quarter of such Total Equity figure. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

For the years ended December 31, 2018, 2017, and 2016, we recorded a base management fee of $5.1 million, $5.0 million, and $3.9 million, respectively.

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

For the years ended December 31, 2018, 2017, and 2016, we recorded an incentive fee of $3.0 million, $2.4 million, and $2.4 million, respectively. The Adviser did not waive any portion of the incentive fee for the years ended December 31, 2018, 2017, and 2016. Waivers cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2018, 2017, and 2016.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the years ended December 31, 2018, 2017, and 2016, we recorded an administration fee of $1.6 million, $1.3 million, and $1.5 million, respectively. Our Board of Directors reviews and considers approving or renewing the Administration Agreement each July.

Gladstone Securities, LLC

Gladstone Securities, LLC (“Gladstone Securities”), is a privately held broker dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million, $0.2 million, and $0.3 million during the years ended December 31, 2018, 2017, and 2016, respectively, which are included in mortgage notes payable, net, in the consolidated balance sheets, or 0.11%, 0.24%, and 0.32% of total mortgage principal secured or extended during the respective periods. Our Board of Directors renewed the agreement for an additional year, through August 31, 2019, at its July 2018 meeting.

3. Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2018, 2017 and 2016, respectively. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of income would also be added back to net income. Net income figures are presented net of such non-controlling interests in the earnings per share calculation.

We computed basic earnings (loss) per share for the years ended December 31, 2018, 2017 and 2016, respectively, using the weighted average number of shares outstanding during the periods. Diluted earnings (loss) per share for the years ended December 31, 2018, 2017 and 2016, reflects additional shares of common stock related to our convertible Senior Common Stock, if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income (loss) available (attributable) to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2018	2017	2016
Calculation of basic (loss) earnings per share of common stock:
Net income (loss) available (attributable) to common stockholders	$973	$(4,939)	$(3,698)
Denominator for basic weighted average shares of common stock (1)	28,675,934	26,358,237	23,193,962
Basic earnings (loss) per share of common stock	$0.03	$(0.19)	$(0.16)
Calculation of diluted (loss) earnings per share of common stock:
Net income (loss) available (attributable) to common stockholders	$973	$(4,939)	$(3,698)
Net income (loss) available (attributable) to common stockholders plus assumed conversions (2)	$973	$(4,939)	$(3,698)
Denominator for basic weighted average shares of common stock (1)	28,675,934	26,358,237	23,193,962
Effect of convertible Senior Common Stock (2)	—	—	—
Denominator for diluted weighted average shares of common stock (2)	28,675,934	26,358,237	23,193,962
Diluted earnings (loss) per share of common stock	$0.03	$(0.19)	$(0.16)

(1)	The weighted average number of OP Units held by Non-controlling OP Unitholders was 128,233 for the year ended December 31, 2018. The Company was the sole holder of OP Units during 2017 and 2016.

(2)
We excluded convertible shares of Senior Common Stock of 724,336, 753,881 and 800,116 from the calculation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2018 and 2017, respectively, excluding real estate held for sale as of December 31, 2018 and 2017, respectively (dollars in thousands):

	December 31, 2018	December 31, 2017
Real estate:
Land	$125,905	$121,783
Building and improvements	755,584	708,948
Tenant improvements	65,160	63,122
Accumulated depreciation	(178,257)	(149,417)
Real estate, net	$768,392	$744,436

Real estate depreciation expense on building and tenant improvements was $29.9 million, $26.9 million, and $24.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

During the year ended December 31, 2018 and 2017 we acquired five and seven properties, respectively, which are summarized below (dollars in thousands):

Year Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs		Aggregate Annualized GAAP Rent	Aggregate Mortgage Debt Issued or Assumed
December 31, 2018	(1)	591,037	11.1 Years	$63,245	$905	(3)	$5,984	$11,663	(4)
December 31, 2017	(2)	871,038	10.1 Years	$132,157	$1,348	(3)	$15,507	$54,887	(5)

(1)
On March 9, 2018, we acquired a 127,444 square foot property in Vance, Alabama for $14.3 million. The annualized GAAP rent on the 9.8 year lease is $1.1 million. On September 20, 2018, we acquired a 157,810 square foot property in Columbus, Ohio for $8.5 million. We entered into an interest rate swap in connection with our $4.7 million of issued debt on our Columbus, Ohio acquisition resulting in a fixed interest rate of 5.32% on such debt. The annualized GAAP rent on the 15.0 year lease is $0.8 million. On October 30, 2018, we acquired a 218,703 square foot, two property portfolio located in Detroit, Michigan for $21.7 million. We assumed $6.9 million of mortgage debt with a fixed interest rate of 4.63% and issued 742,937 OP Units in connection with this acquisition. This portfolio has a weighted average lease term of 10.5 years, and annualized GAAP rent of $1.7 million. On December 27, 2018, we acquired an 87,080 square foot property in Lake Mary, Florida for $18.7 million. The annualized GAAP rent on the 11.0 year lease is $2.4 million.

(2)
On June 22, 2017, we acquired a 60,016 square foot property in Conshohocken, Pennsylvania for $15.7 million. We assumed $11.2 million of mortgage debt in connection with this acquisition. The annualized GAAP rent on the 8.5 year lease is $1.7 million. On July 7, 2017, we acquired a 300,000 square foot property in Philadelphia, Pennsylvania for $27.1 million. We issued $14.9 million of mortgage debt with a fixed interest rate of 3.75% in connection with this acquisition. The annualized GAAP rent on the 15.4 year lease is $2.3 million. On July 31, 2017, we acquired a 306,435 square foot, three property portfolio located in Maitland, Florida for $51.6 million. We issued $28.8 million of mortgage debt with a fixed interest rate of 3.89% in connection with this acquisition. This portfolio has a weighted average lease term of 8.6 years, and annualized GAAP rent of $6.8 million. On December 1, 2017, we acquired a 102,559 square foot property in Columbus, Ohio for $17.3 million. The annualized GAAP rent on the 6.9 year lease is $1.7 million. On December 1, 2017, we acquired a 102,028 square foot property in Salt Lake City, Utah for $20.5 million. The annualized GAAP rent on the 10.1 year lease is $3.0 million.

(3)
We accounted for these transactions under ASU 2017-01. As a result, we treated our acquisitions during the years ended December 31, 2018 and 2017 as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $0.9 million and $1.3 million, respectively, of acquisition costs that would otherwise have been expensed under business combination treatment.

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

(5)
We assumed an interest rate swap in connection with $11.2 million of assumed debt on our Conshohocken, Pennsylvania acquisition, pursuant to which we will pay our counterparty a fixed interest rate of 1.80%, and receive a variable interest rate of one month LIBOR from our counterparty. Our total interest rate on this debt is fixed at 3.55%. The interest rate swap had a fair value of $0.04 million upon the date of assumption, and subsequently increased in value to $0.5 million at December 31, 2018. We have elected to treat this interest rate swap as a cash flow hedge, and all changes in fair market value will be recorded to accumulated other comprehensive income on the consolidated balance sheets.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the year ended December 31, 2018 and 2017, respectively, as follows (dollars in thousands):

	Year ended December 31, 2018	Year ended December 31, 2017
Acquired assets and liabilities	Purchase price	Purchase price
Land	$6,278	$21,509
Building	44,754	68,617
Tenant Improvements	2,400	9,977
In-place Leases	4,418	12,018
Leasing Costs	3,933	7,066
Customer Relationships	2,698	10,806
Above Market Leases	239	3,824
Below Market Leases	(1,475)	(2,101)
Discount on Assumed Debt	—	399
Fair Value of Interest Rate Swap Assumed	—	42
Total Purchase Price	$63,245	$132,157

Below is a summary of the total revenue and earnings recognized on the two acquisitions treated as business combinations completed during the year ended December 31, 2016 (dollars in thousands):

For the year ended December 31, 2016
Rental Revenue	$1,462
Earnings	162

Pro Forma

The following table reflects pro-forma consolidated statements of operations as if the business combinations completed in 2016, were completed as of January 1, 2015. The pro-forma earnings for the year ended December 31, 2016 were adjusted to assume that the acquisition-related costs were incurred as of the beginning of the comparative period (dollars in thousands, except per share amounts):

For the year ended December 31,
(unaudited)
2016
Operating Data:
Total operating revenue	$88,304
Total operating expenses	(56,697)
Other expenses, net	(27,429)
Net income	4,178
Dividends attributable to preferred and senior common stock	(7,656)
Net loss attributable to common stockholders	$(3,478)
Share and Per Share Data:
Basic and diluted loss per share of common stock - pro forma	$(0.15)
Basic and diluted loss per share of common stock - actual	$(0.16)
Weighted average shares outstanding-basic and diluted	23,193,962

Significant Real Estate Activity on Existing Assets

During the year ended December 31, 2018 and 2017, we executed three and nine leases, respectively, which are aggregated below (dollars in thousands):

Year Ended	Aggregate Square Footage	Weighted Average Lease Term		Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
December 31, 2018	97,178	5.3 Years	(1)	$1,253	$433	$242
December 31, 2017	880,749	9.2 Years	(2)	$6,976	$1,264	$742

(1)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have terms ranging from 3.6 years to 7.0 years.

(2)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have terms ranging from 1 year to 11.3 years.

During the year ended December 31, 2018 and 2017, we had two and zero lease contractions, respectively, which are aggregated below (dollars in thousands):

Year Ended		Aggregate Square Footage Reduced	Aggregate Square Footage Remaining	Aggregate Contraction Fee	Aggregate Deferred Rent Write Off
December 31, 2018	(1)	44,032	169,133	$559	$184

(1)
A tenant in our Salt Lake City, Utah property exercised a lease contraction to reduce their occupancy in our building by 23,632 square feet. They will continue to lease 81,271 square feet through their original lease term. In connection with this contraction, we will earn a contraction fee of $0.3 million, which is recognized through rental revenue on the consolidated statements of operations and comprehensive income through the contraction term, and we wrote off $0.1 million of deferred rent asset to property operating expenses on the consolidated statements of operations and comprehensive income. A tenant in our Champaign, Illinois property exercised a lease contraction to reduce its occupancy in our building by 20,400 square feet. They will continue to lease 87,862 square feet through their original lease term. In connection with this contraction, we will earn a contraction fee of $0.2 million, which is recognized through rental revenue on the consolidated statements of operations and comprehensive income through the contraction term, and we wrote off $0.1 million of deferred rent asset to property operating expenses on the consolidated statements of operations and comprehensive income. We recorded contraction fees of $0.2 million, in the aggregate, during the year ended December 31, 2018.

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

During the year ended December 31, 2017 we completed a 75,000 square foot expansion of our existing industrial property in Vance, Alabama for a total project cost of $6.7 million. With the completion of the expansion, the lease term reset for a 10 year term, which has been included in the table above. We recognized rental income of $2.1 million, $1.8 million, and $1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses and excluding real estate held for sale as of December 31, 2018, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2019	$103,322
2020	97,302
2021	89,057
2022	82,336
2023	74,337
Thereafter	279,424
$725,778

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of December 31, 2018 and 2017, excluding real estate held for sale as of December 31, 2018 and 2017, respectively (dollars in thousands):

	December 31, 2018		December 31, 2017
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$83,894	$(40,445)	$80,355	$(33,201)
Leasing costs	59,671	(28,092)	55,695	(23,016)
Customer relationships	60,455	(24,035)	58,892	(19,798)
	$204,020	$(92,572)	$194,942	$(76,015)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$14,551	$(8,981)	$14,425	$(7,962)
Below market leases and deferred revenue	(29,807)	12,502	(26,725)	10,475
	$(15,256)	$3,521	$(12,300)	$2,513

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $17.7 million, $15.9 million, and $13.4 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in depreciation and amortization expense in the consolidated statement of operations and comprehensive income.

Total amortization related to above-market lease values was $1.1 million, $0.7 million, and $0.5 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in rental revenue in the consolidated statement of operations and comprehensive income.

Total amortization related to below-market lease values was $2.0 million, $1.5 million, and $1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in rental revenue in the consolidated statement of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2018 and 2017, respectively, were as follows:

Intangible Assets & Liabilities	2018	2017
In-place leases	11.7	9.4
Leasing costs	11.7	9.4
Customer relationships	19.3	12.8
Above market leases	10.4	10.0
Below market leases	12.4	8.4
All intangible assets & liabilities	13.6	10.2

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs and customer relationships for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2018 (dollars in thousands):

Year	Estimated Amortization Expense of In-Place Leases, Leasing Costs and Customer Relationships
2019	$19,887
2020	18,252
2021	16,049
2022	13,755
2023	11,203
Thereafter	32,302
$111,448

The estimated aggregate rental income to be recorded for the amortization of both above and below market leases for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2018 (dollars in thousands):

Year	Net Increase to Rental Income Related to Above and Below Market Leases
2019	$1,763
2020	1,663
2021	1,394
2022	1,370
2023	1,144
Thereafter	4,203
$11,537
(1) Does not include ground lease amortization of $198.

5. Real Estate Dispositions, Held for Sale, and Impairment Charges

Real Estate Dispositions

During the year ended December 31, 2018, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2018, we sold three non-core properties, located in Arlington, Texas, Tewksbury, Massachusetts, and South Hadley, Massachusetts, respectively, and applied the proceeds towards outstanding debt and property acquisitions, which is summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Gain on Sale of Real Estate, net
316,200	$13,400	$565	$2,763

Our 2018 dispositions were not classified as discontinued operations because they do not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the years ended December 31, 2018, 2017, and 2016, respectively (dollars in thousands):

	For the year ended December 31,
	2018		2017		2016
Operating revenue	$383		$1,160		$1,403
Operating expense	311		3,705	(2)	1,849	(3)
Other income, net	2,763	(1)	—		(158)
(Expense) income from real estate and related assets sold	$2,835		$(2,545)		$(604)
  (1) Includes $2.8 million gain on sale of real estate, net.
  (2) Includes $2.8 million impairment charge.
  (3) Includes $1.1 million impairment charge.

Real Estate Held for Sale

At December 31, 2018, we had one property classified as held for sale, located in Maitland, Florida. We considered the asset to be non-core to our long term strategy. This property was under contract to sell as of December 31, 2018.

At December 31, 2017, we had two properties classified as held for sale, located in Arlington, Texas, and Tewksbury, Massachusetts. Both of these properties were sold during the year ended December 31, 2018.

Our asset classified as held for sale at December 31, 2018 was not classified as discontinued operation because it does not represent a strategic shift in our operations, nor it they have a major effect on our operations and financial results.

The table below summarizes the components of income from real estate and related assets held for sale at December 31, 2018 (dollars in thousands):

	For the year ended December 31,
	2018	2017	2016
Operating revenue	$1,007	$416	$—
Operating expense	1,004	471	—
Other income, net	(334)	(142)	—
(Loss) income from real estate and related assets held for sale	$(331)	$(197)	$—

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying consolidated balance sheet (dollars in thousands):

	December 31, 2018	December 31, 2017
Assets Held for Sale
Real estate, at cost	$3,173	$12,997
Less: accumulated depreciation	218	3,970
Total real estate held for sale, net	2,955	9,027
Lease intangibles, net	1,105	9
Deferred rent receivable, net	91	10
Total Assets Held for Sale	$4,151	$9,046
Liabilities Held for Sale
Asset retirement obligation	$—	$114
Total Liabilities Held for Sale	$—	$114

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the year ended December 31, 2018 and did not identify any held and used assets which were impaired during 2018.

We classified one property as held for sale at December 31, 2018. We performed an analysis of the property classified as held for sale, and compared the fair market value of the asset less selling costs against the carrying value of the asset available for sale. We did not record an impairment charge during the year ended December 31, 2018, as the fair market value less selling costs was greater than the carrying value.

Fair market value for this asset was calculated using Level 3 inputs (defined in Note 7 “Mortgage Notes Payable and Credit Facility”), which were determined using a negotiated sales price from an executed purchase and sale agreement with a third party. We continue to evaluate our properties on a quarterly basis for changes that could create the need to record impairment. Future impairment losses may result, and could be significant, should market conditions deteriorate in the markets in which we hold our assets or we are unable to secure leases at terms that are favorable to us, which could impact the estimated cash flow of our properties over the period in which we plan to hold our properties. Additionally, changes in management’s decisions to either own and lease long-term or sell a particular asset will have an impact on this analysis.

We recognized $6.8 million of impairment charges on three properties during the year ended December 31, 2017. These properties were impaired through our held for sale carrying value analysis during the year ended December 31, 2017, and we concluded that the fair market value less selling costs was below the carrying value of the respective properties. We sold two of these properties during the year ended December 31, 2017, and one of these properties during the year ended December 31, 2018.

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

6. Mortgage Note Receivable

On July 25, 2014, we closed a $5.6 million second mortgage development loan for the construction of an 81,371 square foot, build-to-suit transitional care facility located on a major hospital campus in Phoenix, Arizona. Subsequently, on April 14, 2015, we closed an additional $0.3 million interim financing loan for the development of the Phoenix, Arizona property. Construction was completed in July 2015 and we earned 9.0% interest, paid currently in cash, on the loan during construction and through maturity. Prior to completion of the facility, we were granted a right of first offer to purchase the property at fair value. We elected not to purchase the property, but did receive an exit fee upon maturity of the loan in an amount sufficient for us to earn an internal rate of return of 22.0% on the second mortgage development loan, inclusive of interest earned. We have recognized $0.0 million, $0.0 million and $0.4 million in aggregate cash interest income and accrued exit fee revenue during the years ended December 31, 2018, 2017, and 2016, respectively. The principal balance of the loans and all associated interest and exit fee revenue was received in January 2016. We currently have no mortgage notes receivable outstanding.

7. Mortgage Notes Payable, Revolving Credit Facility, and Term Loan Facility

Our revolving credit facility and term loan facility are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of December 31, 2018 and December 31, 2017 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	December 31, 2018		December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2018
Mortgage and other secured loans:
Fixed rate mortgage loans	50		$385,051	$383,189	(1)	(2)
Variable rate mortgage loans	18		60,659	69,302	(3)	(2)
Premiums and discounts, net	-		(301)	(281)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(4,063)	(4,830)	N/A	N/A
Total mortgage notes payable, net	68		$441,346	$447,380	(4)
Variable rate revolving credit facility	32	(6)	$50,600	$21,400	LIBOR + 1.75%	10/27/2021
Deferred financing costs, revolving credit facility	-		(516)	(685)	N/A	N/A
Total revolver, net	32		$50,084	$20,715
Variable rate term loan facility	-		$75,000	$75,000	LIBOR + 1.70%	10/27/2022
Deferred financing costs, term loan facility	-		(371)	(468)	N/A	N/A
Total term loan, net	N/A		$74,629	$74,532
Total mortgage notes payable and credit facility	100		$566,059	$542,627	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.55% to 6.63%.

(2)	We have 47 mortgage notes payable with maturity dates ranging from 4/22/2019 through 7/1/2045.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.25% to one month LIBOR +2.75%. At December 31, 2018, one month LIBOR was approximately 2.52%.

(4)	The weighted average interest rate on the mortgage notes outstanding at December 31, 2018, was approximately 4.69%.

(5)	The weighted average interest rate on all debt outstanding at December 31, 2018, was approximately 4.59%.

(6)	The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 32 unencumbered properties as of December 31, 2018.
N/A - Not Applicable

Mortgage Notes Payable

As of December 31, 2018, we had 47 mortgage notes payable, collateralized by a total of 68 properties with a net book value of $643.3 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We have full recourse for $10.2 million of the mortgage notes payable, net or 2.3% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the year ended December 31, 2018, we repaid two mortgages collateralized by two properties, which are summarized below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$9,444	5.75%

Variable Rate Debt Repaid	Interest Rate on Variable Rate Debt Repaid
$6,738	LIBOR +	2.25%

During the year ended December 31, 2018, we issued or assumed three mortgages, collateralized by three properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued or Assumed		Weighted Average Interest Rate on Fixed Rate Debt
$21,043	(1)	4.76%	(2)

(1)
We issued or assumed $21.0 million of fixed rate, or swapped to fixed rate, debt in connection with two of our five property acquisitions in 2018 and one of our property acquisitions in 2017, with maturity dates ranging from March 1, 2023 to August 1, 2037.

(2)
We entered into interest rate swaps in connection with two of the new mortgages and will be paying an all-in fixed rate of 4.58% and 5.32%, respectively. In addition, we assumed a fixed rate mortgage with an interest rate of 4.63%.

During the year ended December 31, 2018, we extended the maturity dates of four mortgages, collateralized by nine properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Extended	Weighted Average Interest Rate on Fixed Rate Debt Extended	Weighted Average Extension Term
$3,598	4.92%	3.0 years

Aggregate Variable Rate Debt Extended	Weighted Average Interest Rate on Variable Rate Debt Extended		Weighted Average Extension Term
$24,832	LIBOR +	2.29%	1.5 years

Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2019	$59,821
2020	32,256
2021	37,188
2022	97,718
2023	69,629
Thereafter	149,098
	$445,710	(1)

(1)
This figure is does not include $(0.3) million premiums and (discounts), net, and $4.1 million of deferred financing costs, which are reflected in mortgage notes payable on the consolidated balance sheet.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Caps and Swaps

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2018 and 2017, our interest rate cap and interest rate swap agreements were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at December 31, 2018 and 2017 (dollars in thousands):

		December 31, 2018		December 31, 2017
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,105	(1)	$134,678	$622	$143,512	$504

(1)	We have entered into various interest rate cap agreements on new variable rate debt with LIBOR caps ranging from 2.50% to 3.25%.

We have assumed or entered into interest rate swap agreements in connection with certain of our acquisitions, whereby we will pay our counterparty a fixed interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements are recorded in other assets on our accompanying consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at December 31, 2018 and 2017 (dollars in thousands):

December 31, 2018			December 31, 2017
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset
$24,732	$451	$(396)	$11,036	$316

The following tables present the impact of our derivative instruments in the consolidated financial statements (dollars in thousands):

	Amount of Gain (Loss), net recognized in Comprehensive Income
	2018	2017	2016
Derivatives in cash flow hedging relationships
Interest rate caps	$77	$(239)	$—
Interest rate swaps	(260)	274	—
Total	$(183)	$35	$—

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2018	December 31, 2017
Interest rate caps	Other assets	$552	$450
Interest rate swaps	Other assets	451	316
Interest rate swaps	Other liabilities	(396)	—

Derivatives Not Designated as Hedging Instruments
Interest rate caps	Other assets	$70	54

Total derivatives		$677	$820

The fair value of all mortgage notes payable outstanding as of December 31, 2018 was $444.2 million, as compared to the carrying value stated above of $441.3 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On August 7, 2013, we procured our senior unsecured revolving credit facility (“Revolver”) with KeyBank National Association (“KeyBank”) (serving as revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million and entered into a term loan facility (“Term Loan”) whereby we added a $25.0 million, five-year Term Loan subject to the same leverage tiers as the Revolver, with the interest rate at each leverage tier being five basis points lower than that of the Revolver. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date. On October 27, 2017, we amended this Credit Facility, increasing the Term Loan from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan has a five-year term, with a maturity date of October 27, 2022, and the Revolver has a four-year term, with a maturity date of October 27, 2021. The interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75% to hedge our exposure to variable interest rates. We used the net proceeds of the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $0.9 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, US Bank National Association and The Huntington National Bank.

As of December 31, 2018, there was $125.6 million outstanding under our Credit Facility at a weighted average interest rate of approximately 4.24% and $2.1 million outstanding under letters of credit at a weighted average interest rate of 1.75%. As of December 31, 2018, the maximum additional amount we could draw under the Credit Facility was $32.4 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2018.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2018.

8. Mandatorily Redeemable Term Preferred Stock

In February 2012, we completed a public offering of 1,540,000 shares of our 7.125% Series C Cumulative Term Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds of the offering totaled $38.5 million and net proceeds, after deducting offering expenses borne by us, were $36.7 million. The shares of the Series C Preferred Stock had a mandatory redemption date of January 31, 2017. During the year ended December 31, 2016, we redeemed all outstanding shares of the Series C Preferred Stock. Accordingly, we wrote-off unamortized offering costs of $0.2 million during the year ended December 31, 2016, which were recorded to interest expense in our consolidated statements of operations and comprehensive income.

The Series C Preferred Stock was recorded as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the consolidated statements of operations.

9. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2018, are as follows (dollars in thousands):

For the year ended December 31,	Minimum Rental Payments Due
2019	$465
2020	466
2021	392
2022	319
2023	322
Thereafter	3,914
$5,878

Rental expenses recorded in connection with the properties on which we are ground lease tenants was $0.5 million each for the years ended December 31, 2018, 2017 and 2016. Rental expenses are reflected in property operating expenses on the consolidated statements of operations and comprehensive income.

Letters of Credit

As of December 31, 2018, there was $2.1 million outstanding under letters of credit. These letters of credit are not reflected on our consolidated balance sheet.

10. Equity and Mezzanine Equity

Distributions

We paid the following distributions per share for the years ended December 31, 2018, 2017, and 2016:

	For the year ended December 31,
	2018	2017	2016
Common Stock and Non-controlling OP Units	$1.500	$1.500	$1.500
Senior Common Stock	1.0500	1.0500	1.0500
Series A Preferred Stock	1.9374996	1.9374996	1.9374996
Series B Preferred Stock	1.8750	1.8750	1.8750
Series C Preferred Stock	—	—	1.1330	(1)
Series D Preferred Stock	1.7500	1.7500	1.0538

(1)	We fully redeemed our Series C Preferred Stock on August 19, 2016, and paid all outstanding shareholders a prorated dividend for the month of August.

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital	Long-Term Capital Gains
Common Stock and OP Units
For the year ended December 31, 2016	28.81758%	71.18242%	—%
For the year ended December 31, 2017	39.63189%	60.36811%	—%
For the year ended December 31, 2018	24.46913%	75.53087%	—%
Senior Common Stock
For the year ended December 31, 2016	100.00000%	—%	—%
For the year ended December 31, 2017	100.00000%	—%	—%
For the year ended December 31, 2018	100.00000%	—%	—%
Series A Preferred Stock
For the year ended December 31, 2016	100.00000%	—%	—%
For the year ended December 31, 2017	100.00000%	—%	—%
For the year ended December 31, 2018	100.00000%	—%	—%
Series B Preferred Stock
For the year ended December 31, 2016	100.00000%	—%	—%
For the year ended December 31, 2017	100.00000%	—%	—%
For the year ended December 31, 2018	100.00000%	—%	—%
Series C Preferred Stock
For the year ended December 31, 2016	100.00000%	—%	—%
For the year ended December 31, 2017	—%	—%	—%
For the year ended December 31, 2018	—%	—%	—%
Series D Preferred Stock
For the year ended December 31, 2016	100.00000%	—%	—%
For the year ended December 31, 2017	100.00000%	—%	—%
For the year ended December 31, 2018	100.00000%	—%	—%

Recent Activity

Common Stock ATM Program

In February 2016, we amended our common stock ATM program. The amendment increased the amount of shares of common stock that we may offer and sell through Cantor Fitzgerald to $160.0 million. All other terms of the common ATM program remained unchanged. During the year ended December 31, 2018, we sold 0.8 million shares of common stock, raising $16.1 million in net proceeds under the program. As of December 31, 2018, we had a remaining capacity to sell up to $69.9 million of common stock under the program. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Series A and B Preferred Stock ATM Programs

Under another open market sales agreement with Cantor Fitzgerald (the “Series A and B Preferred ATM Program”), we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock, (“Series B Preferred Stock”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A or Series B Preferred Stock during the year ended December 31, 2018. As of December 31, 2018, we had remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Mezzanine Equity

Our 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), is classified as mezzanine equity in our consolidated balance sheet because it is redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. We will periodically evaluate the likelihood that a change of control of greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50% is remote.

Under a third open market sales agreement with Cantor Fitzgerald (the “Series D Preferred ATM Program”), we may, from time to time, offer to sell shares of our Series D Preferred Stock, having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as sales agent and/or principal. During the year ended December 31, 2018, we sold 0.1 million shares of our Series D Preferred Stock for net proceeds of $2.2 million under our Series D Preferred ATM Program. As of December 31, 2018, we had a remaining capacity to sell up to $18.6 million of Series D Preferred Stock under the program.

Amendment to Articles of Incorporation

On April 11, 2018, we filed with the Maryland State Department of Assessments and Taxation (“SDAT”) an Articles Supplementary reclassifying 3,500,000 authorized but unissued shares of Senior Common Stock as authorized but unissued shares our common stock. As a result of the reclassification, there are 57,969 authorized shares of Senior Common Stock remaining outstanding as of the date hereof. On the same day, we filed with SDAT an Articles of Amendment to increase our authorized common stock to 87,700,000.

Non-controlling Interests in Operating Partnership

As of December 31, 2018 and 2017, we owned approximately 97.5% and 100%, respectively, of the outstanding OP Units. On October 30, 2018, we issued 742,937 OP units as partial consideration to acquire a 218,703 square foot, two property portfolio located in Detroit, Michigan for $21.7 million.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2018 and 2017, there were 742,937 and 0 outstanding OP Units held by Non-controlling OP Unitholders, respectively, none of which were eligible to be tendered for redemption for both years.

11. Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Operating revenues	$27,261	$26,591	$26,593	$26,353
Operating expenses	(18,771)	(17,422)	(17,542)	(17,402)
Other expense, net	(5,973)	(6,492)	(6,526)	(4,346)
Net income	2,517	2,677	2,525	4,605
Net (income) loss attributable to OP Units held by Non-controlling OP Unitholders	(4)	—	—	—
Dividends attributable to preferred and senior common stock	(2,844)	(2,847)	(2,842)	(2,814)
Net (loss) income (attributable) available to common stockholders	(331)	(170)	(317)	1,791
Net (loss) income (attributable) available to common stockholders - basic & diluted	$(0.01)	$(0.01)	$(0.01)	$0.06
	Quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Operating revenues	$25,253	$24,365	$22,867	$22,314
Operating expenses	(20,405)	(15,867)	(14,357)	(17,708)
Other expense, net	(6,311)	(6,115)	(7,849)	(250)
Net income	(1,463)	2,383	661	4,356
Dividends attributable to preferred and senior common stock	(2,802)	(2,767)	(2,686)	(2,621)
Net (loss) income (attributable) available to common stockholders	$(4,265)	$(384)	$(2,025)	$1,735
Net (loss) income (attributable) available to common stockholders - basic & diluted	$(0.17)	$(0.01)	$(0.08)	$0.07

12. Subsequent Events

Distributions

On January 8, 2019, our Board of Directors declared the following monthly distributions for the months of January, February, and March of 2019:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series D Preferred Distributions per Share
January 18, 2019	January 31, 2019	$0.125	$0.1614583	$0.15625	$0.1458333
February 20, 2019	February 28, 2019	0.125	0.1614583	0.15625	0.1458333
March 20, 2019	March 29, 2019	0.125	0.1614583	0.15625	0.1458333
		$0.375	$0.4843749	$0.46875	$0.4374999

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
January	February 7, 2019	$0.0875
February	March 7, 2019	0.0875
March	April 8, 2019	0.0875
		$0.2625

Sale Activity

On January 31, 2019, we sold a property in Maitland, Florida, for gross proceeds of $6.9 million, recognizing a gain on sale of real estate of $3.0 million. This property was classified as held for sale as of December 31, 2018.

Equity Activity

On January 11, 2019, we filed a universal registration statement on Form S-3, and an amendment on Form-S-3/A on January 24, 2019, to replace our Universal Shelf and allow us to issue up to $500.0 million of additional equity (the “2019 Universal Shelf”).

Subsequent to December 31, 2018 and through February 13, 2019, we raised $3.4 million in net proceeds from the sale of 179,785 shares of Common Stock under our Common Stock ATM Program. We made no sales under our Series D Preferred ATM Program or Series A and B Preferred Stock ATM Program subsequent to December 31, 2018 and through February 13, 2019.

Acquisition Activity

On February 8, 2019, we purchased an industrial property in a suburb of Philadelphia, Pennsylvania for $2.7 million. This property is fully leased to one tenant on a 15.0 year absolute triple net lease.

Financing Activity

On February 8, 2019, we issued mortgage debt of $10.6 million collateralized by our Lake Mary, Florida property acquired in December 2018 with a maturity date of February 8, 2029 and a fixed interest rate of 4.70% for the first seven years of the mortgage. After the fixed interest rate period expires, we have the option to adjust the interest rate to a fixed interest rate equal to 1.8% plus the three year treasury rate per annum, or a variable interest rate equal to 1.8% plus the 30 day LIBOR rate per annum.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina (3)
Office Building	$—	$960	$4,481	$35	$960	$4,516	$5,476	$2,197	$3,279	1997	12/23/2003
Canton, Ohio
Office Building	1,521	186	3,083	500	187	3,582	3,769	1,442	2,327	1994	1/30/2004
Akron, Ohio (3)
Office Building	—	1,973	6,771	2,248	1,974	9,018	10,992	2,934	8,058	1968/1999	4/29/2004
Charlotte, North Carolina (3)
Office Building	—	740	8,423	61	741	8,483	9,224	3,203	6,021	1984/1995	6/30/2004
Canton, North Carolina
Industrial Building	3,322	150	5,050	7,285	150	12,335	12,485	2,665	9,820	1998/2014	7/6/2004
Crenshaw, Pennsylvania
Industrial Building	3,881	100	6,574	269	100	6,843	6,943	2,549	4,394	1991	8/5/2004
Lexington, North Carolina
Industrial Building	2,261	820	2,107	69	820	2,176	2,996	841	2,155	1986	8/5/2004
Austin, Texas (3)
Office Building	—	1,000	6,296	699	1,000	6,995	7,995	2,472	5,523	2001	9/16/2004
Mt. Pocono, Pennsylvania (3)
Industrial Building	—	350	5,819	18	350	5,837	6,187	2,159	4,028	1995/1999	10/15/2004
San Antonio, Texas (3)
Office Building	—	843	7,514	1,378	843	8,892	9,735	3,295	6,440	1999	2/10/2005
Big Flats, New York
Industrial Building	2,181	275	6,459	34	275	6,493	6,768	2,289	4,479	2001	4/15/2005
Wichita, Kansas (3)
Office Building	—	1,525	9,703	327	1,525	10,030	11,555	3,514	8,041	2000	5/18/2005
Eatontown, New Jersey
Office Building	2,739	1,351	3,520	534	1,351	4,054	5,405	1,471	3,934	1991	7/7/2005
Duncan, South Carolina
Industrial Building	8,945	783	10,790	1,722	783	12,512	13,295	4,259	9,036	1984/2001/2007	7/14/2005
Duncan, South Carolina
Industrial Building	2,223	195	2,682	428	195	3,110	3,305	1,059	2,246	1984/2001/2007	7/14/2005
Clintonville, Wisconsin (3)
Industrial Building	—	55	4,717	3,250	55	7,967	8,022	2,215	5,807	1992/2013	10/31/2005
Maple Heights, Ohio
Industrial Building	4,000	1,609	10,065	1,500	1,609	11,565	13,174	4,812	8,362	1974	12/21/2005
Richmond, Virginia (3)
Office Building	—	736	5,336	440	736	5,776	6,512	1,836	4,676	1972	12/30/2005
Champaign, Illinois
Office Building	1,478	687	2,036	2	687	2,038	2,725	700	2,025	1996	2/21/2006
Champaign, Illinois
Office Building	2,897	1,347	3,992	4	1,347	3,996	5,343	1,373	3,970	1996	2/21/2006
Champaign, Illinois
Office Building	1,811	842	2,495	2	842	2,497	3,339	858	2,481	1996	2/21/2006
Champaign, Illinois
Office Building	1,655	770	2,281	2	770	2,283	3,053	784	2,269	1996	2/21/2006
Burnsville, Minnesota
Office Building	8,340	3,511	8,746	6,693	3,511	15,439	18,950	5,062	13,888	1984	5/10/2006
Menomonee Falls, Wisconsin (3)
Industrial Building	—	625	6,911	686	625	7,597	8,222	2,416	5,806	1986/2000	6/30/2006
Baytown, Texas (3)
Medical Office Building	—	221	2,443	2,478	221	4,921	5,142	1,290	3,852	1997	7/11/2006
Mason, Ohio
Office Building	3,813	797	6,258	540	797	6,798	7,595	2,381	5,214	2002	1/5/2007
Raleigh, North Carolina (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Industrial Building	—	1,606	5,513	3,749	1,606	9,262	10,868	2,621	8,247	1994	2/16/2007
Tulsa, Oklahoma
Industrial Building	6,598	—	14,057	—	—	14,057	14,057	5,005	9,052	2004	3/1/2007
Hialeah, Florida (3)
Industrial Building	—	3,562	6,672	769	3,562	7,441	11,003	2,270	8,733	1956/1992	3/9/2007
Mason, Ohio (3)
Retail Building	—	1,201	4,961	—	1,201	4,961	6,162	1,489	4,673	2007	7/1/2007
Cicero, New York
Industrial Building	3,363	299	5,019	—	299	5,019	5,318	1,457	3,861	2005	9/6/2007
Grand Rapids, Michigan
Office Building	5,232	1,629	10,500	308	1,629	10,808	12,437	3,215	9,222	2001	9/28/2007
Bolingbrook, Illinois (3)
Industrial Building	—	1,272	5,003	856	1,272	5,859	7,131	1,814	5,317	2002	9/28/2007
Decatur, Georgia (3)
Medical Office Building	—	783	3,241	—	783	3,241	4,024	966	3,058	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	205	847	—	205	847	1,052	252	800	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	257	1,062	—	257	1,062	1,319	317	1,002	1989	12/13/2007
Lawrenceville, Georgia (3)
Medical Office Building	—	678	2,807	—	678	2,807	3,485	836	2,649	2005	12/13/2007
Snellville, Georgia (3)
Medical Office Building	—	176	727	—	176	727	903	217	686	1986	12/13/2007
Covington, Georgia (3)
Medical Office Building	—	232	959	—	232	959	1,191	286	905	2000	12/13/2007
Conyers, Georgia (3)
Medical Office Building	—	296	1,228	—	296	1,228	1,524	366	1,158	1994	12/13/2007
Cumming, Georgia
Medical Office Building	2,821	738	3,055	2,524	741	5,576	6,317	1,327	4,990	2004	12/13/2007
Reading, Pennsylvania
Industrial Building	3,574	491	6,202	—	491	6,202	6,693	1,742	4,951	2007	1/29/2008
Fridley, Minnesota
Office Building	4,658	1,354	8,074	399	1,383	8,444	9,827	2,841	6,986	1985/2006	2/26/2008
Pineville, North Carolina
Industrial Building	2,077	669	3,028	293	669	3,321	3,990	879	3,111	1985	4/30/2008
Marietta, Ohio
Industrial Building	5,070	829	6,607	529	829	7,136	7,965	1,853	6,112	1992/2007	8/29/2008
Chalfont, Pennsylvania
Industrial Building	4,548	1,249	6,420	327	1,249	6,747	7,996	2,007	5,989	1987	8/29/2008
Orange City, Iowa
Industrial Building	6,738	258	5,861	6	258	5,867	6,125	1,476	4,649	1990	12/15/2010
Hickory, North Carolina
Office Building	6,092	1,163	6,605	13	1,163	6,618	7,781	2,327	5,454	2008	4/4/2011
Springfield, Missouri (3)
Office Building	—	1,700	12,038	549	1,844	12,443	14,287	2,734	11,553	2006	6/20/2011
Boston Heights, Ohio
Office Building	2,407	449	3,010	11	449	3,021	3,470	965	2,505	2011	10/20/2011
Parsippany, New Jersey
Office Building	6,155	1,696	7,077	81	1,696	7,158	8,854	1,949	6,905	1984	10/28/2011
Dartmouth, Massachusetts
Retail Location	3,577	—	4,236	—	—	4,236	4,236	842	3,394	2011	11/18/2011
Springfield, Missouri
Retail Location	1,449	—	2,275	—	—	2,275	2,275	580	1,695	2005	12/13/2011
Pittsburgh, Pennsylvania
Office Building	2,483	281	3,205	743	281	3,948	4,229	929	3,300	1968	12/28/2011
Ashburn, Virginia
Office Building	6,480	706	7,858	—	705	7,859	8,564	1,804	6,760	2002	1/25/2012
Ottumwa, Iowa
Industrial Building	3,356	212	5,072	287	212	5,359	5,571	1,208	4,363	1970	5/30/2012
New Albany, Ohio

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Office Building	7,709	1,658	8,746	—	1,658	8,746	10,404	2,117	8,287	2007	6/5/2012
Columbus, Georgia
Office Building	4,057	1,378	4,520	—	1,378	4,520	5,898	1,218	4,680	2012	6/21/2012
Columbus, Ohio
Office Building	2,543	542	2,453	92	542	2,545	3,087	758	2,329	1981	6/28/2012
Jupiter, Florida (3)
Office Building	—	1,160	11,994	—	1,160	11,994	13,154	2,292	10,862	2011	9/26/2012
Fort Worth, Texas
Industrial Building	11,732	963	15,647	—	963	15,647	16,610	2,928	13,682	2005	11/8/2012
Columbia, South Carolina
Office Building	16,036	1,905	20,648	27	1,905	20,675	22,580	5,409	17,171	2010	11/21/2012
Egg Harbor, New Jersey
Office Building	3,167	1,627	3,017	315	1,627	3,332	4,959	707	4,252	1985	3/28/2013
Vance, Alabama (3)
Industrial Building	—	457	10,529	6,692	457	17,221	17,678	2,361	15,317	2013	5/9/2013
Blaine, Minnesota
Office Building	7,502	1,060	10,518	—	1,060	10,518	11,578	2,574	9,004	2009	5/10/2013
Austin, Texas
Office Building	32,196	2,330	44,021	122	2,330	44,143	46,473	12,527	33,946	1999	7/9/2013
Allen, Texas
Office Building	8,045	2,699	7,945	1,221	2,699	9,166	11,865	2,315	9,550	1998	7/10/2013
Englewood, Colorado
Office Building	10,306	1,503	11,739	—	1,503	11,739	13,242	2,616	10,626	2008	12/11/2013
Novi, Michigan
Industrial Building	3,915	352	5,626	—	352	5,626	5,978	975	5,003	1988	12/27/2013
Allen, Texas
Retail Building	2,951	874	3,634	—	874	3,634	4,508	597	3,911	2004	3/27/2014
Colleyville, Texas
Retail Building	2,729	1,277	2,424	—	1,277	2,424	3,701	455	3,246	2000	3/27/2014
Rancho Cordova, California
Office Building	4,660	752	6,176	301	752	6,477	7,229	1,038	6,191	1986	4/22/2014
Coppell, Texas
Retail Building	3,135	1,448	3,349	—	1,448	3,349	4,797	535	4,262	2005	5/8/2014
Columbus, Ohio (3)
Office Building	—	990	8,017	1,827	990	9,844	10,834	2,102	8,732	1986	5/13/2014
Taylor, Pennsylvania
Industrial Building	21,651	3,101	25,405	—	3,101	25,405	28,506	3,672	24,834	2000/2006	6/9/2014
Aurora, Colorado (3)
Industrial Building	—	2,882	3,917	96	2,882	4,013	6,895	735	6,160	1983	7/1/2014
Indianapolis, Indiana
Office Building	5,721	502	6,422	1,079	498	7,505	8,003	1,392	6,611	1981/2014	9/3/2014
Denver, Colorado (3)
Industrial Building	—	1,621	7,071	243	1,621	7,314	8,935	1,157	7,778	1985	10/31/2014
Monroe, Michigan
Industrial Building	10,072	658	14,607	—	657	14,608	15,265	1,839	13,426	2004	12/23/2014
Monroe, Michigan
Industrial Building	7,051	460	10,225	—	460	10,225	10,685	1,288	9,397	2004	12/23/2014
Richardson, Texas
Office Building	13,590	2,728	15,372	174	2,728	15,546	18,274	2,648	15,626	1985/2008	3/6/2015
Birmingham, Alabama (3)
Office Building	—	650	2,034	50	650	2,084	2,734	376	2,358	1982/2010	3/20/2015
Dublin, Ohio
Office Building	4,074	1,338	5,058	342	1,338	5,400	6,738	874	5,864	1980/Various	5/28/2015
Draper, Utah
Office Building	12,430	3,248	13,129	74	3,248	13,203	16,451	1,920	14,531	2008	5/29/2015
Hapeville, Georgia
Office Building	7,122	2,272	8,778	263	2,272	9,041	11,313	1,156	10,157	1999/2007	7/15/2015
Villa Rica, Georgia
Industrial Building	3,613	293	5,277	18	293	5,295	5,588	633	4,955	2000/2014	10/20/2015
Taylorsville, Utah

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Office Building	9,346	3,008	10,659	435	3,008	11,094	14,102	1,513	12,589	1997	5/26/2016
Fort Lauderdale, Florida
Office Building	13,381	4,117	15,516	2,159	4,117	17,675	21,792	1,827	19,965	1984	9/12/2016
King of Prussia, Pennsylvania
Office Building	14,800	3,681	15,739	—	3,681	15,739	19,420	1,466	17,954	2001	12/14/2016
Conshohocken, Pennsylvania
Office Building	10,742	1,996	10,880	—	1,996	10,880	12,876	663	12,213	1996	6/22/2017
Philadelphia, Pennsylvania
Industrial Building	14,924	5,896	16,282	10	5,906	16,282	22,188	1,137	21,051	1994/2011	7/7/2017
Maitland, Florida
Office Building	11,619	3,073	19,661	18	3,091	19,661	22,752	1,524	21,228	1998	7/31/2017
Maitland, Florida
Office Building	8,125	2,077	1,084	12	2,077	1,096	3,173	218	2,955	1998	7/31/2017
Maitland, Florida
Office Building	8,125	2,095	9,339	—	2,095	9,339	11,434	551	10,883	1999	7/31/2017
Columbus, Ohio
Office Building	9,269	1,926	11,410	(1)	1,925	11,410	13,335	618	12,717	2007	12/1/2017
Salt Lake City, Utah (3)
Office Building	—	4,446	9,938	73	4,446	10,011	14,457	526	13,931	2007	12/1/2017
Vance, Alabama (3)
Industrial Building	—	459	12,224	29	469	12,243	12,712	363	12,349	2018	3/9/2018
Columbus, Ohio
Industrial Building	4,729	681	6,401	—	681	6,401	7,082	93	6,989	1990	9/20/2018
Detroit, Michigan
Industrial Building	6,898	1,458	10,092	3	1,461	10,092	11,553	63	11,490	1997	10/30/2018
Detroit, Michigan (3)
Industrial Building	—	662	6,681	3	665	6,681	7,346	42	7,304	2002/2016	10/30/2018
Lake Mary, Florida
Office Building	—	3,018	11,756	3	3,021	11,756	14,777	7	14,770	1997/2018	12/27/2018
	$445,710	$127,763	$763,731	$58,328	$127,982	$821,840	$949,822	$178,475	$771,347

(1)
The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land, building improvements and acquisition costs capitalized for asset acquisitions under ASC 360, which is $949.8 million.

(2)
Depreciable life of all buildings is the shorter of the useful life of the asset or 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.

(3)	These properties are in our unencumbered pool of assets on our Credit Facility.

(4)	The net real estate figure includes real estate held for sale as of December 31, 2018 of $3.0 million.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	2018		2017		2016
Balance at beginning of period	$906,850		$833,203		$782,276
Additions:
Acquisitions during period	53,432		100,103		52,719
Improvements	4,824		10,473		10,362
Deductions:
Dispositions during period	(15,284)		(30,094)		(10,138)
Impairments during period	—		(6,835)		(2,016)
Balance at end of period	$949,822	(1)	$906,850	(2)	$833,203	(3)

(1)	The real estate figure includes $3.2 million of real estate held for sale as of December 31, 2018.

(2)	The real estate figure includes $13.0 million of real estate held for sale as of December 31, 2017.

(3)	The real estate figure includes $11.5 million of real estate held for sale as of December 31, 2016.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	2018		2017		2016
Balance at beginning of period	$153,387		$134,329		$113,089
Additions during period	29,915		26,927		24,148
Dispositions during period	(4,827)		(7,869)		(2,908)
Balance at end of period	$178,475	(1)	$153,387	(2)	$134,329

(1)	The accumulated depreciation figure includes $0.2 million of real estate held for sale as of December 31, 2018.

(2)	The accumulated depreciation figure includes $4.0 million of real estate held for sale as of December 31, 2017.

(3)	The accumulated depreciation figure includes $2.7 million real estate held for sale as of December 31, 2016.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2018
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

The following table reconciles the change in the balance of mortgage loans on real estate during the years ended December 31, 2018, 2017 and 2016, respectively:

	2018	2017	2016
Balance at beginning of period	$—	$—	$5,900
New mortgage loans	—	—	—
Collections of principal	—	—	(5,900)
Balance at end of period	$—	$—	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2018. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Election of Directors to Class of 2022,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and sub-caption “Code of Business Conduct and Ethics.”

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2019 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1	The following financial statements are filed herewith:

Report of Management on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

2	Financial statement schedules

Schedule III – Real Estate and Accumulated Depreciation is filed herewith.
Schedule IV – Mortgage Loans on Real Estate is filed herewith.
All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

3	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 12, 2017.
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed April 11, 2018.
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed April 11, 2018.

3.4	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.
3.5	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.
3.6	Second Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 1, 2016.
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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3 (File No. 333-229209), filed January 11, 2019.
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

10.12
Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement, dated as of February 22, 2016, by and among the Registrant, Gladstone Commercial Limited Partnership, and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

10.13
Controlled Equity Offering Sales Agreement, dated February 22, 2016, by and among the Registrant, Gladstone Commercial Limited Partnership and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 22, 2016.

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

10.22
Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097) filed July 11, 2018

10.23	Fifth Amended and Restated Investment Advisory Agreement, dated as of January 8, 2019, by and between the Registrant and Gladstone Management Corporation
21.0	List of Subsidiaries of the Registrant (filed herewith).
23.0	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase

***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (v) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date:	February 13, 2019	By:	/s/ Michael Sodo
Michael Sodo
Chief Financial Officer
Date:	February 13, 2019	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2019	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date:	February 13, 2019	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date:	February 13, 2019	By:	/s/ Michael Sodo
Michael Sodo Chief Financial Officer (principal financial and accounting officer)

Date:	February 13, 2019	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date:	February 13, 2019	By:	/s/ Michela A. English
Michela A. English Director

Date:	February 13, 2019	By:	/s/ Paul Adelgren
Paul Adelgren Director

Date:	February 13, 2019	By:	/s/ John Outland
John Outland Director

Date:	February 13, 2019	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr. Director

Date:	February 13, 2019	By:	/s/ Caren D. Merrick
Caren D. Merrick Director