Form 10-Q
period 2019-03-31
GLADSTONE COMMERCIAL CORP
filed 2019-04-30
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of April 30, 2019 was 30,290,842.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate, at cost	$953,978	$946,649
Less: accumulated depreciation	186,107	178,257
Total real estate, net	767,871	768,392
Lease intangibles, net	108,047	111,448
Real estate and related assets held for sale, net	—	4,151
Cash and cash equivalents	4,314	6,591
Restricted cash	2,703	2,491
Funds held in escrow	5,501	6,010
Right-of-use assets from operating leases	5,948	—
Deferred rent receivable, net	35,151	34,771
Other assets	5,485	4,921
TOTAL ASSETS	$935,020	$938,775
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$445,412	$441,346
Borrowings under Revolver, net	32,335	50,084
Borrowings under Term Loan, net	74,653	74,629
Deferred rent liability, net	17,771	17,305
Operating lease liabilities	5,948	—
Asset retirement obligation	2,907	2,875
Accounts payable and accrued expenses	2,641	2,704
Due to Adviser and Administrator (1)	2,562	2,523
Other liabilities	6,902	7,292
TOTAL LIABILITIES	$591,131	$598,758
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 6,000,000 shares authorized; and 3,509,555 shares issued and outstanding at March 31, 2019 and December 31, 2018 (3)	$85,598	$85,598
TOTAL MEZZANINE EQUITY	$85,598	$85,598
EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 5,350,000 shares authorized and 2,264,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively (3)	$2	$2
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 863,177 and 866,259 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively (3)	1	1
Common stock, par value $0.001 per share, 87,700,000 shares authorized and 29,957,594 and 29,254,899 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively (3)	30	29
Additional paid in capital	573,868	559,977
Accumulated other comprehensive income	(870)	(148)
Distributions in excess of accumulated earnings	(319,402)	(310,117)
TOTAL STOCKHOLDERS' EQUITY	253,629	249,744
OP Units held by Non-controlling OP Unitholders (3)	$4,662	$4,675
TOTAL EQUITY	$258,291	$254,419
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$935,020	$938,775

(1)	Refer to Note 2 “Related-Party Transactions”

(2)	Refer to Note 7 “Commitments and Contingencies”

(3)	Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended March 31,
	2019	2018
Operating revenues
Lease revenue	$28,137	$26,353
Total operating revenues	28,137	26,353
Operating expenses
Depreciation and amortization	13,010	11,586
Property operating expenses	3,068	2,792
Base management fee (1)	1,267	1,295
Incentive fee (1)	851	696
Administration fee (1)	413	387
General and administrative	657	646
Total operating expenses	19,266	17,402
Other (expense) income
Interest expense	(7,231)	(6,213)
Gain on sale of real estate, net	2,952	1,844
Other income	81	23
Total other expense, net	(4,198)	(4,346)
Net income	4,673	4,605
Net income attributable to OP Units held by Non-controlling OP Unitholders	(45)	—
Net income attributable to the Company	$4,628	$4,605
Distributions attributable to Series A, B and D preferred stock	(2,612)	(2,582)
Distributions attributable to senior common stock	(224)	(232)
Net income available to common stockholders	$1,792	$1,791
Earnings per weighted average share of common stock - basic & diluted
Earnings available to common shareholders	$0.06	$0.06
Weighted average shares of common stock outstanding
Basic and Diluted	29,516,870	28,420,995
Earnings per weighted average share of senior common stock	$0.26	$0.26
Weighted average shares of senior common stock outstanding - basic	864,303	895,222
Comprehensive income
Change in unrealized (loss) gain related to interest rate hedging instruments, net	$(722)	$495
Other Comprehensive (loss) income	(722)	495
Net income	$4,673	$4,605
Comprehensive income	$3,951	$5,100
Comprehensive income attributable to OP Units held by Non-controlling OP Unitholders	(45)	—
Total comprehensive income attributable to the Company	$3,906	$5,100

(1)	Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,673	$4,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,010	11,586
Gain on sale of real estate, net	(2,952)	(1,844)
Amortization of deferred financing costs	456	394
Amortization of deferred rent asset and liability, net	(293)	(261)
Amortization of discount and premium on assumed debt, net	16	(69)
Asset retirement obligation expense	32	30
Operating changes in assets and liabilities
Increase in other assets	(743)	(1,445)
Increase in deferred rent receivable	(581)	(704)
(Decrease) increase in accounts payable, accrued expenses, and amount due to Adviser and Administrator	(84)	57
Decrease in right-of-use asset from operating leases	50	—
Decrease in operating lease liabilities	(50)	—
(Decrease) increase in other liabilities	(796)	655
Leasing commissions paid	(138)	(378)
Net cash provided by operating activities	$12,600	$12,626
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(6,315)	$(14,341)
Improvements of existing real estate	(829)	(925)
Proceeds from sale of real estate	6,318	10,773
Receipts from lenders for funds held in escrow	991	517
Payments to lenders for funds held in escrow	(482)	(656)
Receipts from tenants for reserves	624	603
Payments to tenants from reserves	(271)	(70)
Deposits on future acquisitions	(565)	(300)
Deposits applied against acquisition of real estate investments	215	300
Net cash used in investing activities	$(314)	$(4,099)
Cash flows from financing activities:
Proceeds from issuance of equity	$14,292	$1,603
Offering costs paid	(179)	(26)
Retirement of senior common stock	—	(34)
Borrowings under mortgage notes payable	10,640	9,380
Payments for deferred financing costs	(279)	(212)
Principal repayments on mortgage notes payable	(6,692)	(19,092)
Borrowings from revolving credit facility	13,700	35,200
Repayments on revolving credit facility	(31,500)	(23,900)
Decrease in security deposits	(141)	(26)
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(14,192)	(13,474)

Net used in financing activities	$(14,351)	$(10,581)
Net decrease in cash, cash equivalents, and restricted cash	$(2,065)	$(2,054)
Cash, cash equivalents, and restricted cash at beginning of period	$9,082	$9,080
Cash, cash equivalents, and restricted cash at end of period	$7,017	$7,026
NON-CASH INVESTING AND FINANCING INFORMATION
Tenant funded fixed asset improvements	$1,015	$27
Unrealized (loss) gain related to interest rate hedging instruments, net	$(722)	$495
Right-of-use asset from operating leases	$5,998	$—
Operating lease liability	$(5,998)	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$239	$613

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the three months ended March 31,
	2019	2018
Cash and cash equivalents	$4,314	$4,123
Restricted cash	2,703	2,903
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$7,017	$7,026

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission on February 13, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our critical accounting policies during the three months ended March 31, 2019.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this guidance for our annual and interim periods beginning January 1, 2018 and used the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application. Our adoption of this guidance did not have a material impact on our consolidated financial statements. Further, as discussed below, we adopted the new guidance regarding the principles for the recognition measurement, presentation and disclosure of leases on January 1, 2019. The new revenue standard will apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (examples include common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. Revenue from these non-lease components, which were previously recognized on a straight-line basis under previous lease guidance, are recognized under the new revenue guidance as the related services are delivered. As a result, while our total revenue recognized over the lease term would not differ under the new guidance, the revenue recognition pattern could be different. The new leasing guidance allows for an accounting election to account for each separate lease component and its associated nonlease components as a single lease component. As a lessor, we have made an accounting election to account for each separate lease component and its associated nonlease components as a single lease component. As a result of this election, our revenue recognition pattern for our leasing arrangements will be consistent with how we recognized lease revenue prior to our adoption of the new leasing standard.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. We adopted ASU 2016-02, as amended, as of January 1, 2019, which resulted in the recording of additional right-of-use assets from operating leases and operating lease liabilities of approximately $6.0 million for the four operating ground lease arrangements with terms greater than one year for which we are the lessee. We adopted the modified retrospective method, where we recorded the cumulative effect of applying the guidance as of January 1, 2019. We also adopted the full suite of practical expedients provided under this guidance, whereby we are not reassessing whether a contract is or contains a lease, the lease classification and the initial direct costs incurred upon onset of our leases. We have also elected to adopt the hindsight practical expedient whereby we can use hindsight to determine the lease term as of the date of implementation, and we adopted the land easements practical expedient where we do not have to assess whether existing or expired land easements contain a lease. We analyzed our operating ground leases on the date of implementation and identified any option periods we believed were appropriate to include in the lease term, and discounted the future lease payments using a discount rate equivalent to a treasury rate with a similar lease term plus a spread ranging from 2.50% to 2.60%. This spread was determined by reviewing market premiums over treasuries for fully securitized assets. Three of our ground leases have fixed rental charges, and one has variable charges that are driven by the consumer price index. Three of our ground leases have options to extend, and one ground lease has multiple early termination options. We will include option periods or exclude termination options in future lease payments for ground leases located in our target markets.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is an executive managing director of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of March 31, 2019 and December 31, 2018, $2.6 million and $2.5 million, respectively, were collectively due to our Adviser and Administrator.

Base Management Fee

On January 8, 2019, we entered into a Fifth Amended and Restated Investment Advisory Agreement with the Adviser, effective as of October 1, 2018 to clarify that the agreement’s definition of Total Equity includes outstanding OP Units held by the Operating Partnership’s non-controlling limited partners (“Non-controlling OP Unitholders”). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2018 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2019.

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

For the three months ended March 31, 2019 and 2018, we recorded a base management fee of $1.3 million and $1.3 million, respectively.

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

For the three months ended March 31, 2019 and 2018, we recorded an incentive fee of $0.9 million and $0.7 million, respectively. The Adviser did not waive any portion of the incentive fee for the three months ended March 31, 2019 or 2018, respectively.

Capital Gains Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gains fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2019 or 2018.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe this approach helps approximate fees paid by us to actual services performed by the Administrator for us. For the three months ended March 31, 2019 and 2018, we recorded an administration fee of $0.4 million and $0.4 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own (the “Financing Arrangement Agreement”). In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.02 million and $0.02 million during the three months ended March 31, 2019 and 2018, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.15% and 0.25%, respectively, of the mortgage principal secured and/or extended. Our Board of Directors renewed the Financing Arrangement Agreement for an additional year, through August 31, 2019, at its July 2018 meeting.

3. Earnings Per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2019 and 2018. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of income would also be added back to net income. Net income figures are presented net of such non-controlling interests in the earnings per share calculation.

We computed basic earnings per share for the three months ended March 31, 2019 and 2018 using the weighted average number of shares outstanding during the respective periods. Diluted earnings per share for the three months ended March 31, 2019 and 2018 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended March 31,
	2019	2018
Calculation of basic earnings per share of common stock:
Net income available to common stockholders	$1,792	$1,791
Denominator for basic weighted average shares of common stock (1)	29,516,870	28,420,995
Basic earnings per share of common stock	$0.06	$0.06
Calculation of diluted earnings per share of common stock:
Net income available to common stockholders	$1,792	$1,791
Add: income impact of assumed conversion of senior common stock (2)	—	—
Net income available to common stockholders plus assumed conversions (2)	$1,792	$1,791
Denominator for basic weighted average shares of common stock (1)	29,516,870	28,420,995
Effect of convertible Senior Common Stock (2)	—	—
Denominator for diluted weighted average shares of common stock (2)	29,516,870	28,420,995
Diluted earnings per share of common stock	$0.06	$0.06

(1)
The weighted average number of OP Units held by Non-controlling OP Unitholders was 742,937 for the three months ended March 31, 2019. The Company was the sole holder of OP Units for all periods prior to October 30, 2018.

(2)
We excluded convertible shares of Senior Common Stock of 721,872 and 745,000 from the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2019 and December 31, 2018, excluding real estate held for sale as of December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Real estate:
Land	$126,698	$125,905
Building and improvements	762,026	755,584
Tenant improvements	65,254	65,160
Accumulated depreciation	(186,107)	(178,257)
Real estate, net	$767,871	$768,392

Real estate depreciation expense on building and tenant improvements was $8.0 million and $7.3 million for the three months ended March 31, 2019 and 2018, respectively.

Acquisitions

We acquired two properties during the three months ended March 31, 2019, and one property during the three months ended March 31, 2018. The acquisitions are summarized below (dollars in thousands):

Three Months Ended		Square Footage	Lease Term	Purchase Price	Acquisition Expenses		Annualized GAAP Rent
March 31, 2019	(1)	60,850	12.2 Years	$6,315	$130	(3)	$516
March 31, 2018	(2)	127,444	9.8 Years	14,341	91	(3)	1,087

(1)
On February 8, 2019, we acquired a 26,050 square foot property in a suburb of Philadelphia, Pennsylvania, for $2.7 million. The annualized GAAP rent on the 15.1 year lease is $0.2 million. On February 28, 2019, we acquired a 34,800 square foot property in Indianapolis, Indiana for $3.6 million. The annualized GAAP rent on the 10.0 year lease is $0.3 million.

(2)	On March 9, 2018, we acquired a 127,444 square foot property in Vance, Alabama for $14.3 million. The annualized GAAP rent on the 9.8 year lease is $1.1 million.

(3)
We accounted for these transactions under ASU 2017-01, “Clarifying the Definition of a Business.” As a result, we treated our acquisitions during the three months ended March 31, 2019 and 2018 as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $0.1 million and $0.1 million, respectively, of acquisition costs that would otherwise have been expensed under business combination treatment.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the three months ended March 31, 2019 and 2018 as follows (dollars in thousands):

	Three months ended March 31, 2019	Three months ended March 31, 2018
Acquired assets and liabilities	Purchase price	Purchase price
Land	$723	$459
Building	4,541	11,609
Tenant Improvements	93	615
In-place Leases	432	509
Leasing Costs	307	534
Customer Relationships	196	566
Above Market Leases	23	49
Total Purchase Price	$6,315	$14,341

Significant Real Estate Activity on Existing Assets

During the three months ended March 31, 2019 and 2018, we executed two and one new leases, respectively, which are summarized below (dollars in thousands):

Three Months Ended	Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Rent	Aggregate Leasing Commissions
March 31, 2019	130,240	6.2 years	$1,187	$71
March 31, 2018	34,441	3.6 years	97	14

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the nine months ending December 31, 2019 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Nine Months Ending 2019	$77,289
2020	97,758
2021	90,374
2022	83,723
2023	75,744
2024	66,554
Thereafter	217,638
$709,080

We account for all of our real estate leasing arrangements as operating leases. A majority of our leases are subject to fixed rental increases, but a small subset of our lease portfolio has variable lease payments that are driven by the consumer price index. Many of our tenants have renewal options in their respective leases, but we seldom include option periods in the determination of lease term as we generally will not enter into leasing arrangements with bargain renewal options. A small number of tenants have termination options.

Future minimum lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses and excluding real estate held for sale as of December 31, 2018, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2019	$103,322
2020	97,302
2021	89,057
2022	82,336
2023	74,337
Thereafter	279,424
$725,778

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of March 31, 2019 and December 31, 2018, excluding real estate held for sale as of December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$84,326	$(42,388)	$83,894	$(40,445)
Leasing costs	60,049	(29,436)	59,671	(28,092)
Customer relationships	60,650	(25,154)	60,455	(24,035)
	$205,025	$(96,978)	$204,020	$(92,572)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$14,575	$(9,208)	$14,551	$(8,981)
Below market leases and deferred revenue	(30,822)	13,051	(29,807)	12,502
	$(16,247)	$3,843	$(15,256)	$3,521

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $5.0 million and $4.2 million for the three months ended March 31, 2019 and 2018, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.3 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $0.6 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired during the three months ended March 31, 2019 and 2018 were as follows:

Intangible Assets & Liabilities	2019	2018
In-place leases	13.0	9.8
Leasing costs	13.0	9.8
Customer relationships	17.9	14.8
Above market leases	10.0	9.8
All intangible assets & liabilities	14.5	11.1

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the three months ended March 31, 2019, we continued to execute our capital recycling program, whereby we sell properties outside of our core markets and redeploy proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the three months ended March 31, 2019, we sold one non-core property, located in Maitland, Florida, which is detailed in the table below (dollars in thousands):

Square Footage Sold	Sales Price	Sales Costs	Gain on Sale of Real Estate, net
50,000	$6,850	$532	$2,952

Our disposition during the three months ended March 31, 2019 was not classified as a discontinued operation because it did not represent a strategic shift in operations, nor will it have a major effect on our operations and financial results. Accordingly, the operating results of this property is included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three months ended March 31, 2019, and 2018 (dollars in thousands):

	For the three months ended March 31,
	2019		2018
Operating revenue	$245		$250
Operating expense	785		267
Other income, net	2,614	(1)	(83)
(Expense) income from real estate and related assets sold	$2,074		$(100)

(1)	Includes a $3.0 million gain on sale of real estate, net on one property.

Real Estate Held for Sale

At March 31, 2019, we did not have any properties classified as held for sale. At December 31, 2018, we had one property classified as held for sale, located in Maitland, Florida. This property was sold during the three months ended March 31, 2019.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

December 31, 2018
Assets Held for Sale
Real estate, at cost	$3,173
Less: accumulated depreciation	218
Total real estate held for sale, net	2,955
Lease intangibles, net	1,105
Deferred rent receivable, net	91
Total Assets Held for Sale	$4,151

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the three months ended March 31, 2019 and did not identify any held and used assets which were impaired.

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

We did not recognize an impairment charge during the three months ended March 31, 2018. The property held for sale was reviewed through our held for sale carrying value analysis, during the three months ended March 31, 2018, and we concluded that the fair market value less selling costs was greater than the carrying value of the property. We sold this property during the year ended December 31, 2018.

6. Mortgage Notes Payable and Credit Facility

Our mortgage notes payable and Credit Facility as of March 31, 2019 and December 31, 2018 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	March 31, 2019		March 31, 2019	December 31, 2018	March 31, 2019	March 31, 2019
Mortgage and other secured loans:
Fixed rate mortgage loans	50		$389,501	$385,051	(1)	(2)
Variable rate mortgage loans	18		60,158	60,659	(3)	(2)
Premiums and discounts, net	-		(285)	(301)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(3,962)	(4,063)	N/A	N/A
Total mortgage notes payable, net	68		$445,412	$441,346	(4)
Variable rate revolving credit facility	33	(6)	$32,800	$50,600	LIBOR + 1.75%	10/27/2021
Deferred financing costs, revolving credit facility	-		(465)	(516)	N/A	N/A
Total revolver, net	33		$32,335	$50,084
Variable rate term loan facility	-	(6)	$75,000	$75,000	LIBOR + 1.70%	10/27/2022
Deferred financing costs, term loan facility	-		(347)	(371)	N/A	N/A
Total term loan, net	N/A		$74,653	$74,629
Total mortgage notes payable and credit facility	101		$552,400	$566,059	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.55% to 6.63%.

(2)	We have 48 mortgage notes payable with maturity dates ranging from 4/22/2019 through 7/1/2045.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.25% to one month LIBOR + 2.75%. At March 31, 2019, one month LIBOR was approximately 2.49%.

(4)	The weighted average interest rate on the mortgage notes outstanding at March 31, 2019 was approximately 4.69%.

(5)	The weighted average interest rate on all debt outstanding at March 31, 2019 was approximately 4.60%.

(6)
The amount we may draw under our senior unsecured revolving credit facility and term loan facility is based on a percentage of the fair value of a combined pool of 33 unencumbered properties as of March 31, 2019.

N/A - Not Applicable

Mortgage Notes Payable

As of March 31, 2019, we had 48 mortgage notes payable, collateralized by a total of 68 properties with a net book value of $647.0 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We have full recourse for $10.2 million of the mortgages notes payable, net, or 2.3% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the three months ended March 31, 2019, we partially repaid one mortgage collateralized by three properties, releasing one of the collateralized properties which was sold on January 31, 2019, which is summarized below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$3,530	3.86%

During the three months ended March 31, 2019, we issued one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Issued or Assumed		Weighted Average Interest Rate on Fixed Rate Debt
$10,640	(1)	4.70%

(1)
We issued $10.6 million of fixed rate debt in connection with one property acquired on December 27, 2018 with a maturity date of February 8, 2029. The interest rate is fixed at 4.70% for the first seven years of the mortgage. After the fixed interest rate period expires, we have the option to adjust the interest rate to a fixed interest rate equal to 1.8% plus the three year treasury rate per annum, or a variable interest rate equal to 1.8% plus the 30 day LIBOR rate per annum.

We made payments of $0.3 million and $0.2 million for deferred financing costs during the three months ended March 31, 2019 and 2018, respectively.

Scheduled principal payments of mortgage notes payable for the nine months ending December 31, 2019, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Nine Months Ending December 31, 2019	$56,820
2020	32,238
2021	37,259
2022	97,805
2023	69,721
2024	19,009
Thereafter	136,807
Total	$449,659	(1)

(1)
This figure does not include $0.3 million of premiums and discounts, net, and $4.0 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2019 and December 31, 2018, our interest rate cap agreements and interest rate swap were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at March 31, 2019 and December 31, 2018 (dollars in thousands):

		March 31, 2019		December 31, 2018
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,105	(1)	$116,991	$248	$134,678	$622

(1)	We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 2.50% to 3.25%.

We have assumed or entered into interest rate swap agreements in connection with certain of our acquisitions, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements are recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at March 31, 2019 and December 31, 2018 (dollars in thousands):

March 31, 2019			December 31, 2018
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$24,595	$256	$(589)	$24,732	$451	$(396)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of Gain (Loss), net recognized in Comprehensive Income
	Three Months Ended March 31,
	2019	2018
Derivatives in cash flow hedging relationships
Interest rate caps	$(333)	$373
Interest rate swaps	(389)	122

Total	$(722)	$495

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2019	December 31, 2018
Interest rate caps	Other assets	$226	$552
Interest rate swaps	Other assets	256	451
Interest rate swaps	Other liabilities	(589)	(396)

Derivatives Not Designated as Hedging Instruments
Interest rate caps	Other assets	$22	$70

Total derivatives		$(85)	$677

The fair value of all mortgage notes payable outstanding as of March 31, 2019 was $450.4 million, as compared to the carrying value stated above of $449.7 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

As of March 31, 2019, there was $107.8 million outstanding under our Credit Facility at a weighted average interest rate of approximately 4.21% and $7.4 million outstanding under letters of credit at a weighted average interest rate of 1.75%. As of March 31, 2019, the maximum additional amount we could draw under the Revolver was $39.5 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2019.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2019.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future lease payments due under the terms of these leases as of March 31, 2019 are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Nine Months Ending December 31, 2019	$349
2020	466
2021	477
2022	489
2023	492
2024	493
Thereafter	7,799
Total anticipated lease payments	$10,565
Less: amount representing interest	(4,617)
Present value of lease payments	$5,948

Rental expense incurred for properties with ground lease obligations during the three months ended March 31, 2019 and 2018 was $0.1 million and $0.1 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income.

Future minimum rental payments due under the terms of these leases as of December 31, 2018, are as follows (dollars in thousands):

For the year ended December 31,	Minimum Rental Payments Due
2019	$465
2020	466
2021	392
2022	319
2023	322
Thereafter	3,914
$5,878

Letters of Credit

As of March 31, 2019, there was $7.4 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
Series A and B Preferred Stock	2019	2018
Balance, beginning of period	$2	$2
Issuance of Series A and B preferred stock, net	—	—
Balance, end of period	$2	$2
Senior Common Stock
Balance, beginning of period	$1	$1
Issuance of senior common stock, net	—	—
Balance, end of period	$1	$1
Common Stock
Balance, beginning of period	$29	$28
Issuance of common stock, net	1	—
Balance, end of period	$30	$28
Additional Paid in Capital
Balance, beginning of period	$559,977	$534,790
Issuance of Series A and B preferred stock and common stock, net	14,111	643
Retirement of senior common stock, net	—	(34)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(220)	—
Balance, end of period	$573,868	$535,399
Accumulated Other Comprehensive Income
Balance, beginning of period	$(148)	$35
Comprehensive income	(722)	495
Balance, end of period	$(870)	$530
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(310,117)	$(268,058)
Distributions declared to common, senior common, and preferred stockholders	(13,913)	(13,474)
Net income	4,628	4,605
Balance, end of period	$(319,402)	$(276,927)
Total Stockholders' Equity
Balance, beginning of period	$249,744	$266,798
Issuance of Series A and B preferred stock and common stock, net	14,112	643
Retirement of senior common stock, net	—	(34)
Distributions declared to common, senior common, and preferred stockholders	(13,913)	(13,474)
Comprehensive income	(722)	495
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(220)	—
Net income	4,628	4,605
Balance, end of period	$253,629	$259,033
Non-Controlling Interest
Balance, beginning of period	$4,675	$—
Distributions declared to Non-controlling OP Unit holders	(278)	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	220	—
Net income	45	—
Balance, end of period	$4,662	$—
Total Equity	$258,291	$259,033

Distributions

We paid the following distributions per share for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Common Stock and Non-controlling OP Units	$0.375	$0.375
Senior Common Stock	0.2625	0.2625
Series A Preferred Stock	0.4843749	0.4843749
Series B Preferred Stock	0.46875	0.46875
Series D Preferred Stock	0.4374999	0.4374999

Recent Activity

Common Stock ATM Program

During the three months ended March 31, 2019, we sold 0.7 million shares of common stock, raising $14.1 million in net proceeds under our open market sales agreement with Cantor Fitzgerald (the “Common Stock ATM Program”). As of March 31, 2019, we had remaining capacity to sell up to $55.6 million of common stock under the Common Stock ATM Program.

Series A and B Preferred Stock ATM Programs

Under another open market sales agreement with Cantor Fitzgerald (the “Series A and B Preferred ATM Program”), we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during the three months ended March 31, 2019. As of March 31, 2019, we had remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

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

Under a third open market sales agreement with Cantor Fitzgerald (the “Series D Preferred ATM Program”), we may, from time to time, offer to sell shares of our Series D Preferred, having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the three months ended March 31, 2019, we did not sell any shares of our Series D Preferred under our Series D Preferred ATM Program. As of March 31, 2019, we had remaining capacity to sell up to $18.6 million of Series D Preferred under the Series D Preferred ATM Program.

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

Universal Shelf Registration Statement

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “Universal Shelf”). The Universal Shelf became effective on February 13, 2019 and replaces our prior universal shelf registration statement. The Universal Shelf allows us to issue up to $500.0 million of securities. As of March 31, 2019, we had the ability to issue up to $489.2 million under the Universal Shelf.

9. Subsequent Events

Distributions

On April 9, 2019, our Board of Directors declared the following monthly distributions for the months of April, May and June of 2019:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series D Preferred Distributions per Share
April 22, 2019	April 30, 2019	$0.125	$0.1614583	$0.15625	$0.1458333
May 22, 2019	May 31, 2019	0.125	0.1614583	0.15625	0.1458333
June 19, 2019	June 28, 2019	0.125	0.1614583	0.15625	0.1458333
		$0.375	$0.4843749	$0.46875	$0.4374999

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
April	May 7, 2019	$0.0875
May	June 7, 2019	0.0875
June	July 8, 2019	0.0875
		$0.2625

ATM Equity Activity

Subsequent to March 31, 2019 and through April 30, 2019, we raised $6.8 million in net proceeds from the sale of 332,709 shares of Common Stock under our Common Stock ATM Program. We made no sales under our Series D Preferred ATM Program or Series A and B Preferred Stock ATM Program subsequent to March 31, 2019 and through April 30, 2019.

Acquisition Activity

On April 5, 2019, we purchased a 383,000 square feet, two industrial property portfolio located in a suburb of Orlando, Florida for $19.2 million. These properties are fully leased to one tenant for 20 years on a triple net lease basis. Annualized GAAP rent for this portfolio is $1.5 million.

On April 30, 2019, we purchased a 54,430 square feet, industrial property located in a suburb of Columbus, Ohio for $3.1 million. This property is fully leased to one tenant for seven years on a triple net lease basis. Annualized GAAP rent for this property is $0.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

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

As of April 30, 2019:

•	we owned 105 properties totaling 12.2 million square feet in 24 states;

•	our occupancy rate was 99.0%;

•	the weighted average remaining term of our mortgage debt was 5.9 years and the weighted average interest rate was 4.69%; and

•	the average remaining lease term of the portfolio was 7.2 years.

Business Environment

In the United States, vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. Vacancy rates in many markets have been reduced to levels seen at the peak before the most recent U.S. recession and rental rates have increased in most primary and secondary markets. Reports from national research firms reflect that the industrial supply and demand relationship still appears to be in equilibrium, but that office supply and demand in select markets may be moving towards a slight increase in vacancy. Interest rates have been volatile and although interest rates are still low by historical standards, lenders have varied on their required spreads over the last several quarters and overall financing costs for mortgages appear to be on a rising trend, although they have somewhat stabilized with recent Federal Reserve announcements. The 2018 year-end statistics from national research firms estimate that total investment sales volume was similar to 2017 reported volume, and that pricing may be peaking. The 2018 year-end statistics also indicate that a major contributor to the growth in volume is attributed to the closing of significantly large portfolio and entity transactions, which reported large increases over 2017 volume. First quarter 2019 investment volume appears to be consistent with first quarter 2018, although individual property listings appear to be lower than the prior year over year period.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we only have three partially vacant buildings.

We have three leases expiring during the remainder of 2019, which account for 3.1% of lease revenue recognized during the three months ended March 31, 2019, 9 leases expiring in 2020, which account for 8.5% of lease revenue recognized during the three months ended March 31, 2019, and 12 leases expiring in 2021, which account for 8.0% of lease revenue recognized during the three months ended March 31, 2019.

Our available vacant space at March 31, 2019 represents 1.1% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $0.5 million. We continue to actively seek new tenants for these properties.

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

In addition to obtaining funds through borrowing, we have been active in the equity markets during and subsequent to the three months ended March 31, 2019. We have issued shares of common stock through our open market sale agreements with Cantor Fitzgerald, discussed in more detail below.

Recent Developments

2019 Sale Activity

During the three months ended March 31, 2019, we continued to execute our capital recycling program, whereby we sell non-core properties and redeploy proceeds to fund property acquisitions located in our target secondary growth markets, as well as repay outstanding debt. We will continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the three months ended March 31, 2019, we sold one non-core property located in Maitland, Florida, which is summarized in the table below (dollars in thousands):

Square Footage Sold	Sales Price	Sales Costs	Gain on Sale of Real Estate, net
50,000	$6,850	$532	$2,952

2019 Acquisition Activity

During the three months ended March 31, 2019, we acquired two properties, located in a suburb of Philadelphia, Pennsylvania and Indianapolis, Indiana, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs		Aggregate Annualized GAAP Rent
60,850	12.2 years	$6,315	$130	(1)	$516

(1)
We accounted for these transactions under ASU 2017-01. As a result, we treated these acquisitions as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $0.1 million of acquisition costs that would otherwise have been expensed under business combination treatment.

On April 5, 2019, we purchased a 383,000 square feet, two industrial property portfolio located in a suburb of Orlando, Florida for $19.2 million. These properties are fully leased to one tenant for 20 years on a triple net lease basis. Annualized GAAP rent for this portfolio is $1.5 million.

On April 30, 2019, we purchased a 54,430 square feet, industrial property located in a suburb of Columbus, Ohio for $3.1 million. This property is fully leased to 1 tenant for seven years on a triple net lease basis. Annualized GAAP rent for this property is $0.2 million.

2019 Leasing Activity

During the three months ended March 31, 2019, we executed two new leases, which are summarized below (dollars in thousands):

Three Months Ended	Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Rent	Aggregate Leasing Commissions
March 31, 2019	130,240	6.2 years	$1,187	$71

2019 Financing Activity

During the three months ended March 31, 2019, we partially repaid one mortgage collateralized by three properties, releasing one of the collateralized properties which was sold on January 31, 2019, which is summarized below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$3,530	3.86%

During the three months ended March 31, 2019, we issued one mortgage, collateralized by one property, which is summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued or Assumed		Weighted Average Interest Rate on Fixed Rate Debt
$10,640	(1)	4.70%

(1)
We issued $10.6 million of fixed rate debt in connection with one property acquired on December 27, 2018, with a maturity date of February 8, 2029. The interest rate is fixed at 4.70% for the first seven years of the mortgage. After the fixed interest rate period expires, we have the option to adjust the interest rate to a fixed interest rate equal to 1.8%, plus the three-year treasury rate per annum, or a variable interest rate equal to 1.8%, plus the 30 day LIBOR rate per annum.

2019 Equity Activities

Common Stock ATM Program

During the three months ended March 31, 2019, we sold 0.7 million shares of common stock, raising $14.1 million in net proceeds under our open market sales agreement with Cantor Fitzgerald (the “Common Stock ATM Program”). As of March 31, 2019, we had remaining capacity to sell up to $55.6 million of common stock under the Common Stock ATM Program.

Preferred ATM Programs

Series A and B Preferred Stock: Under another open market sales agreement (the “Series A and B Preferred ATM Program”), with Cantor Fitzgerald, we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred during the three months ended March 31, 2019. As of March 31, 2019, we had remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Series D Preferred Stock: Under a third open market sales agreement (the “Series D Preferred ATM Program”) with Cantor Fitzgerald, we may, from time to time, offer to sell shares of our 7.00% Series D Cumulative Redeemable Preferred (“Series D Preferred”) having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. During the three months ended March 31, 2019, we did not sell any shares of our Series D Preferred under our Series D Preferred ATM Program. As of March 31, 2019, we had remaining capacity to sell up to $18.6 million of Series D Preferred under the Series D Preferred ATM Program.

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

Universal Shelf Registration Statement

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “Universal Shelf”). The Universal Shelf became effective on February 13, 2019 and replaces our prior universal shelf registration statement. The Universal Shelf allows us to issue up to $500.0 million of securities. As of March 31, 2019, we had the ability to issue up to $489.2 million under the Universal Shelf.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”) seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the three months ended March 31, 2019, our largest tenant comprised only 4.3% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the three months ended March 31,
	2019		2018
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$4,769	16.9%	$4,053	15.5%
Automobile	3,779	13.4	2,953	11.2
Diversified/Conglomerate Services	3,653	13.0	3,581	13.6
Healthcare	3,256	11.6	3,240	12.3
Banking	2,213	7.9	2,059	7.8
Information Technology	1,554	5.5	1,533	5.8
Personal, Food & Miscellaneous Services	1,499	5.3	1,497	5.7
Diversified/Conglomerate Manufacturing	1,265	4.5	1,267	4.8
Buildings and Real Estate	1,127	4.0	1,093	4.1
Electronics	1,124	4.0	1,072	4.1
Chemicals, Plastics & Rubber	745	2.6	728	2.8
Personal & Non-Durable Consumer Products	605	2.2	672	2.5
Machinery	562	2.0	562	2.1
Childcare	557	2.0	557	2.1
Containers, Packaging & Glass	456	1.6	456	1.7
Beverage, Food & Tobacco	376	1.3	445	1.7
Printing & Publishing	300	1.1	288	1.1
Education	165	0.6	165	0.6
Home & Office Furnishings	132	0.5	132	0.5
Total	$28,137	100.0%	$26,353	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three months ended March 31, 2019 and 2018 (dollars in thousands):

State	Lease Revenue for the three months ended March 31, 2019	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2019	Lease Revenue for the three months ended March 31, 2018	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2018
Texas	$3,949	14.0%	12	$4,006	15.2%	12
Florida	3,763	13.4	9	3,017	11.4	10
Pennsylvania	3,393	12.1	9	3,366	12.8	9
Ohio	2,657	9.4	16	2,436	9.2	15
Utah	1,861	6.6	3	1,718	6.5	3
North Carolina	1,556	5.5	8	1,528	5.8	8
Michigan	1,506	5.4	6	1,084	4.1	4
Georgia	1,210	4.3	6	1,211	4.6	6
South Carolina	1,159	4.1	2	1,157	4.4	2
Minnesota	934	3.3	6	937	3.6	6
All Other States	6,149	21.9	32	5,893	22.4	32
Total	$28,137	100.0%	109	$26,353	100.0%	107

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

Base Management Fee

On January 8, 2019, we entered into a Fifth Amended and Restated Investment Advisory Agreement with the Adviser, effective as of October 1, 2018 to clarify that the agreement’s definition of Total Equity includes outstanding OP Units held by the Operating Partnership’s non-controlling limited partners (“Non-controlling OP Unitholders”). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2018 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2019.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2019 or 2018.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2019 (our “2018 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2019.

Results of Operations

The weighted average yield on our total portfolio, which was 8.7% and 8.8% as of March 31, 2019 and 2018, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, of each acquisition since inception as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2019 and 2018 is below (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2019	2018	$ Change	% Change
Operating revenues
Lease revenue	$28,137	$26,353	$1,784	6.8%
Total operating revenues	28,137	26,353	1,784	6.8%
Operating expenses
Depreciation and amortization	13,010	11,586	1,424	12.3%
Property operating expenses	3,068	2,792	276	9.9%
Base management fee	1,267	1,295	(28)	(2.2)%
Incentive fee	851	696	155	22.3%
Administration fee	413	387	26	6.7%
General and administrative	657	646	11	1.7%
Total operating expenses	19,266	17,402	1,864	10.7%
Other (expense) income
Interest expense	(7,231)	(6,213)	(1,018)	16.4%
Gain on sale of real estate, net	2,952	1,844	1,108	60.1%
Other income	81	23	58	252.2%
Total other expense, net	(4,198)	(4,346)	148	(3.4)%
Net income	4,673	4,605	68	1.5%
Distributions attributable to Series A, B and D preferred stock	(2,612)	(2,582)	(30)	1.2%
Distributions attributable to senior common stock	(224)	(232)	8	(3.4)%
Net income available to common stockholders and Non-controlling OP Unitholders	$1,837	$1,791	$46	2.6%
Net income available to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.06	$0.06	$—	—%
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$11,895	$11,533	$362	3.1%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted	$12,119	$11,765	$354	3.0%
FFO per weighted average share of common stock and Non-controlling OP Units - basic	$0.39	$0.41	$(0.02)	(4.9)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted	$0.39	$0.40	$(0.01)	(2.5)%

(1)	Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2018, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2017. Properties with vacancy are properties that were fully vacant or had greater than 5.0% vacancy, based on square footage, at any point subsequent to January 1, 2018.

Operating Revenues

	For the three months ended March 31,
	(Dollars in Thousands)
Lease Revenues	2019	2018	$ Change	% Change
Same Store Properties	$24,841	$24,552	$289	1.2%
Acquired & Disposed Properties	1,883	483	1,400	289.9%
Properties with Vacancy	1,413	1,318	95	7.2%
	$28,137	$26,353	$1,784	6.8%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased slightly for the three months ended March 31, 2019 from the comparable 2018 period, primarily due to an overall increase in rental charges related to leases executed subsequent to the three months ended March 31, 2018, increases in rental charges on leases subject to consumer price indexes and increased operating expense recoveries from leases with base year expenses stops at certain of our properties that were running above their base year. Lease revenues increased for acquired and disposed of properties for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, because we acquired seven properties during and subsequent to March 31, 2018, offset by a loss of lease revenues from four properties we sold during and subsequent to the three months ended March 31, 2018 pursuant to our capital recycling program. Lease revenues increased for our properties with vacancy for the three months ended March 31, 2019 because we leased vacant space in properties with partial vacancies during and subsequent to the three months ended March 31, 2018.

Operating Expenses

Depreciation and amortization increased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to depreciation on capital projects completed subsequent to March 31, 2018, coupled with depreciation on the seven properties acquired during and subsequent to March 31, 2018, partially offset by decreased depreciation on the four properties sold during and subsequent to the three months ended March 31, 2018.

	For the three months ended March 31,
	(Dollars in Thousands)
Property Operating Expenses	2019	2018	$ Change	% Change
Same Store Properties	$2,258	$2,047	$211	10.3%
Acquired & Disposed Properties	299	283	16	5.7%
Properties with Vacancy	511	462	49	10.6%
	$3,068	$2,792	$276	9.9%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three months ended March 31, 2019, as compared to the three months ended 2018, is a result of an increase in our property operating expenses at our base year expense stop leased properties. The increase in property operating expenses for acquired and disposed of properties for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, is primarily a result of increased property operating expenses from properties acquired subsequent to March 31, 2018, as a portion of these properties are subject to base year leases, partially offset by a reduction of operating expenses from four properties sold during and subsequent to March 31, 2018.

The base management fee paid to the Adviser decreased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to a decrease in Total Equity at March 31, 2019 as compared to March 31, 2018. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to pre-incentive fee Core FFO increasing faster than the hurdle rate, resulting in a higher incentive fee. The increase in FFO is a result of an increase in total operating revenues, partially offset by an increase in total operating expenses and interest expense. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to our Administrator incurring more costs that are allocated to the Company during the three months ended March 31, 2019. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses increased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily as a result of an increase in due diligence expenses coupled with an increase in legal and professional fees, partially offset by a decrease in shareholder related expenses.

Other Income and Expenses

Interest expense increased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily a result of us issuing or assuming $22.3 million in mortgage debt subsequent to the three months ended March 31, 2018, coupled with an approximate 60 basis point increase in one month LIBOR, which is the interest rate benchmark for all of our outstanding variable rate debt, partially offset by our repayment of $3.5 million in maturing mortgage debt subsequent to the three months ended March 31, 2018.

Gain on sale of real estate, net, for the three months ended March 31, 2019 is attributable to one non-core office asset sold during the period. Gain on sale of real estate, net, for the three months ended March 31, 2018 is attributable to two non-core industrial assets sold during the period.

Net Income Available to Common Stockholders and Non-controlling OP Unitholders

Net income available to common stockholders and Non-controlling OP Unitholders increased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to the increase in total operating revenues related to asset acquisition activity and leasing vacant space and a gain on sale of real estate, partially offset by an increase in property operating expenses, depreciation and amortization expense, incentive and administration fees and interest expense.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of March 31, 2019, was $43.8 million, consisting of approximately $4.3 million in cash and cash equivalents and an available borrowing capacity of $39.5 million under our Revolver. Our available borrowing capacity under the Revolver decreased to $32.6 million as of April 30, 2019.

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

Equity Capital

During the three months ended March 31, 2019, we raised net proceeds of (i) $14.1 million of common equity under our Common Stock ATM Program at a net weighted average per share price of $20.10. We used these proceeds to pay down outstanding debt and for other general corporate purposes. We did not sell any shares of our Series A Preferred or Series B Preferred pursuant to our Series A and B Preferred ATM Program or Series D Preferred pursuant to our Series D ATM Program during the three months ended March 31, 2019.

As of April 30, 2019, we had the ability to raise up to $482.3 million of additional equity capital through the sale and issuance of securities that are registered under our universal shelf registration statement on Form S-3 (File No. 333-229209), (the “Universal Shelf”), in one or more future public offerings. Of the $482.3 million of available capacity under our Universal Shelf, approximately $48.7 million of common stock is reserved for additional sales under our Common Stock ATM Program, approximately $37.2 million of preferred stock is reserved for additional sales under our Series A and B Preferred ATM Program, and approximately $18.6 million is reserved for additional sales under our Series D Preferred ATM Program as of April 30, 2019. We expect to continue to use our ATM programs as a source of liquidity for the remainder of 2019.

Debt Capital

As of March 31, 2019, we had 48 mortgage notes payable in the aggregate principal amount of $449.7 million, collateralized by a total of 68 properties with a remaining weighted average maturity of 5.9 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2019 was 4.69%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of March 31, 2019, we had mortgage debt in the aggregate principal amount of $56.8 million payable during the remainder of 2019 and $32.2 million payable during 2020. The 2019 principal amount payable includes both amortizing principal payments and five balloon principal payments due during the remaining nine months of 2019. We anticipate being able to refinance our mortgages that come due during the remainder of 2019 and 2020 with a combination of new debt and the issuance of additional equity securities. In addition, we have raised substantial equity under our ATM programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2019, was $12.6 million, as compared to net cash provided by operating activities of $12.6 million for the three months ended March 31, 2018. This slight change was primarily a result of an increase in property operating expenses and interest expense, partially offset by an increase in lease revenues from acquisitions completed subsequent to March 31, 2018 and contractual lease revenue increases on the in-place portfolio. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019, was $0.3 million, which primarily consisted of two property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of one property. Net cash used in investing activities during the three months ended March 31, 2018, was $4.1 million, which primarily consisted of one property acquisition, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of two properties.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2019, was $14.4 million, which primarily consisted of the repayment of $6.7 million of mortgage principal, a net $17.8 million pay-down of outstanding borrowings on our Revolver and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $14.3 million of common equity and mezzanine equity and the issuance of $10.6 million of new mortgage debt. Net cash used in financing activities for the three months ended March 31, 2018, was $10.6 million, which primarily consisted of $19.1 million of mortgage principal repayments, coupled with distributions paid to common, senior common and preferred shareholders, partially offset by $9.4 million in new mortgage borrowings coupled with a net $11.3 million increase in borrowings on our Revolver.

Credit Facility

On August 7, 2013, we procured our Revolver component of our Credit Facility with KeyBank (serving as a revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million, and entered into a Term Loan component of our Credit Facility, whereby we added a $25.0 million, five-year Term Loan subject to the same leverage tiers as the Revolver, with the interest rate at each leverage tier being 5 basis points lower than that of the Revolver. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date. On October 27, 2017, we amended our Credit Facility, increasing the Term Loan from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan has a new five-year term, with a maturity date of October 27, 2022, and the Revolver has a new four-year term, with a maturity date of October 27, 2021. The interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75% in order to hedge our exposure to variable interest rates. We used the net proceeds of the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $0.9 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, US Bank National Association and The Huntington National Bank.

As of March 31, 2019, there was $107.8 million outstanding under our Credit Facility at a weighted average interest rate of approximately 4.21% and $7.4 million outstanding under letters of credit at a weighted average interest rate of 1.75%. As of April 30, 2019, the maximum additional amount we could draw under the Revolver and Term Loan was $32.6 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2019.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$557,459	$59,696	$102,210	$244,715	$150,838
Interest on Debt Obligations (2)	104,746	23,507	41,836	22,099	17,304
Operating Lease Obligations (3)	10,565	466	948	983	8,168
Purchase Obligations (4)	875	875	—	—	—
	$673,645	$84,544	$144,994	$267,797	$176,310

(1)
Debt obligations represent borrowings under our Revolver, which represents $32.8 million of the debt obligation due in 2021, our Term Loan, which represents $75.0 million of the debt obligation due in 2022, and mortgage notes payable that were outstanding as of March 31, 2019. This figure does not include $0.3 million of premiums and discounts, net and $4.8 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.

(2)
Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of March 31, 2019.

(3)	Operating lease obligations represent the ground lease payments due on four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at five of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2019.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2019 and 2018, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2019	2018
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$4,673	$4,605
Less: Distributions attributable to preferred and senior common stock	(2,836)	(2,814)
Net income available to common stockholders and Non-controlling OP Unitholders	$1,837	$1,791
Adjustments:
Add: Real estate depreciation and amortization	$13,010	$11,586
Less: Gain on sale of real estate, net	(2,952)	(1,844)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$11,895	$11,533
Weighted average common shares outstanding - basic	29,516,870	28,420,995
Weighted average Non-controlling OP Units outstanding	742,937	—
Total common shares and Non-controlling OP Units	30,259,807	28,420,995
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.39	$0.41
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$4,673	$4,605
Less: Distributions attributable to preferred and senior common stock	(2,836)	(2,814)
Net income available to common stockholders and Non-controlling OP Unitholders	$1,837	$1,791
Adjustments:
Add: Real estate depreciation and amortization	$13,010	$11,586
Add: Income impact of assumed conversion of senior common stock	224	232
Less: Gain on sale of real estate, net	(2,952)	(1,844)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$12,119	$11,765
Weighted average common shares outstanding - basic	29,516,870	28,420,995
Weighted average Non-controlling OP Units outstanding	742,937	—
Effect of convertible senior common stock	721,872	745,000
Weighted average common shares and Non-controlling OP Units outstanding - diluted	30,981,679	29,165,995
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$0.39	$0.40
Distributions declared per share of common stock and Non-controlling OP Unit	$0.375	$0.375

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2019, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1% and 2% decrease in the one month LIBOR as of March 31, 2019. As of March 31, 2019, our effective average LIBOR was 2.49%. Given that a 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
2% Decrease to LIBOR	$(3,406)	$3,406
1% Decrease to LIBOR	(1,703)	1,703
1% Increase to LIBOR	776	(776)
2% Increase to LIBOR	1,212	(1,212)
3% Increase to LIBOR	1,648	(1,648)

As of March 31, 2019, the fair value of our mortgage debt outstanding was $450.4 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at March 31, 2019, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $16.5 million and $17.6 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2019.

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

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our 2018 Form 10-K. There are no material changes to risks associated with our business or investment in our securities from those previously set forth in the reports described above.

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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (File No. 333-229209), filed January 11, 2019.

10.1
Fifth Amended and Restated Investment Advisory Agreement between the Registrant and Gladstone Management Corporation, dated January 8, 2019, incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-33097), filed February 13, 2019.

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	April 30, 2019	By:	/s/ Mike Sodo
Mike Sodo
Chief Financial Officer

Date:	April 30, 2019	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors