Form 10-Q
period 2019-06-30
GLADSTONE COMMERCIAL CORP
filed 2019-07-30
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
Not Applicable
(Former name, former address and formal fiscal year, if changed since last report)
Securities registered pursuant to Section 12b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GOOD	Nasdaq Global Select Market
7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share	GOODP	Nasdaq Global Select Market
7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share	GOODO	Nasdaq Global Select Market
7.00% Series D Cumulative Redeemable Preferred Stock, par value $0.001 per share	GOODM	Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of July 30, 2019 was 31,003,979.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2019

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate, at cost	$989,036	$946,649
Less: accumulated depreciation	194,202	178,257
Total real estate, net	794,834	768,392
Lease intangibles, net	111,074	111,448
Real estate and related assets held for sale, net	—	4,151
Cash and cash equivalents	7,590	6,591
Restricted cash	2,762	2,491
Funds held in escrow	5,713	6,010
Right-of-use assets from operating leases	5,897	—
Deferred rent receivable, net	37,047	34,771
Other assets	4,870	4,921
TOTAL ASSETS	$969,787	$938,775
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$451,522	$441,346
Borrowings under Revolver, net	50,585	50,084
Borrowings under Term Loan, net	74,663	74,629
Deferred rent liability, net	19,312	17,305
Operating lease liabilities	5,924	—
Asset retirement obligation	2,938	2,875
Accounts payable and accrued expenses	4,129	2,704
Due to Adviser and Administrator (1)	2,635	2,523
Other liabilities	8,396	7,292
TOTAL LIABILITIES	$620,104	$598,758
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 6,000,000 shares authorized; and 3,509,555 shares issued and outstanding at June 30, 2019 and December 31, 2018 (3)	$85,598	$85,598
TOTAL MEZZANINE EQUITY	$85,598	$85,598
EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 5,350,000 shares authorized and 2,264,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively (3)	$2	$2
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 859,476 and 866,259 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively (3)	1	1
Common stock, par value $0.001 per share, 87,700,000 shares authorized and 30,878,146 and 29,254,899 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively (3)	31	29
Additional paid in capital	592,706	559,977
Accumulated other comprehensive income	(1,859)	(148)
Distributions in excess of accumulated earnings	(331,461)	(310,117)
TOTAL STOCKHOLDERS' EQUITY	259,420	249,744
OP Units held by Non-controlling OP Unitholders (3)	$4,665	$4,675
TOTAL EQUITY	$264,085	$254,419
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$969,787	$938,775

(1)	Refer to Note 2 “Related-Party Transactions”

(2)	Refer to Note 7 “Commitments and Contingencies”

(3)	Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Operating revenues
Lease revenue	$28,197	$26,593	$56,334	$52,946
Total operating revenues	28,197	26,593	56,334	52,946
Operating expenses
Depreciation and amortization	12,622	11,773	25,632	23,358
Property operating expenses	3,060	2,816	6,128	5,609
Base management fee (1)	1,293	1,260	2,560	2,556
Incentive fee (1)	904	733	1,755	1,429
Administration fee (1)	397	360	810	747
General and administrative	782	600	1,439	1,245
Total operating expenses	19,058	17,542	38,324	34,944
Other (expense) income
Interest expense	(7,005)	(6,531)	(14,236)	(12,744)
Gain on sale of real estate, net	—	—	2,952	1,844
Other income	71	5	152	28
Total other expense, net	(6,934)	(6,526)	(11,132)	(10,872)
Net income	2,205	2,525	6,878	7,130
Net loss (income) attributable to OP Units held by Non-controlling OP Unitholders	16	—	(29)	—
Net income attributable to the Company	$2,221	$2,525	$6,849	$7,130
Distributions attributable to Series A, B and D preferred stock	(2,612)	(2,609)	(5,225)	(5,191)
Distributions attributable to senior common stock	(225)	(233)	(449)	(465)
Net (loss) income (attributable) available to common stockholders	$(616)	$(317)	$1,175	$1,474
(Loss) earnings per weighted average share of common stock - basic & diluted
(Loss) earnings (attributable) available to common shareholders	$(0.02)	$(0.01)	$0.04	$0.05
Weighted average shares of common stock outstanding
Basic and Diluted	30,449,739	28,437,852	29,985,881	28,429,470
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52
Weighted average shares of senior common stock outstanding - basic	861,237	891,428	862,762	893,315
Comprehensive income
Change in unrealized (loss) gain related to interest rate hedging instruments, net	$(988)	$289	$(1,711)	$783
Other Comprehensive (loss) income	(988)	289	(1,711)	783
Net income	$2,205	$2,525	6,878	7,130
Comprehensive income	$1,217	$2,814	$5,167	$7,913
Comprehensive loss (income) attributable to OP Units held by Non-controlling OP Unitholders	16	—	(29)	—
Total comprehensive income attributable to the Company	$1,233	$2,814	$5,138	$7,913

(1)	Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$6,878	$7,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,632	23,358
Gain on sale of real estate, net	(2,952)	(1,844)
Amortization of deferred financing costs	810	758
Amortization of deferred rent asset and liability, net	(680)	(522)
Amortization of discount and premium on assumed debt, net	32	(53)
Asset retirement obligation expense	63	60
Operating changes in assets and liabilities
Increase in other assets	(734)	(458)
Increase in deferred rent receivable	(870)	(1,335)
Increase (decrease) in accounts payable, accrued expenses, and amount due to Adviser and Administrator	923	(206)
Decrease in right-of-use asset from operating leases	101	—
Decrease in operating lease liabilities	(74)	—
Increase (decrease) in other liabilities	57	(511)
Leasing commissions paid	(236)	(382)
Net cash provided by operating activities	$28,950	$25,995
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(46,557)	$(14,341)
Improvements of existing real estate	(2,227)	(2,169)
Proceeds from sale of real estate	6,318	10,773
Receipts from lenders for funds held in escrow	1,218	1,097
Payments to lenders for funds held in escrow	(921)	(1,248)
Receipts from tenants for reserves	1,674	1,544
Payments to tenants from reserves	(1,296)	(1,175)
Deposits on future acquisitions	(1,215)	(340)
Deposits applied against acquisition of real estate investments	1,065	300
Net cash used in investing activities	$(41,941)	$(5,559)
Cash flows from financing activities:
Proceeds from issuance of equity	$33,746	$5,779
Offering costs paid	(497)	(94)
Retirement of senior common stock	—	(34)
Borrowings under mortgage notes payable	41,140	9,380
Payments for deferred financing costs	(713)	(253)
Principal repayments on mortgage notes payable	(30,958)	(21,998)
Borrowings from revolving credit facility	47,900	50,400
Repayments on revolving credit facility	(47,500)	(38,400)
Decrease in security deposits	(106)	(26)
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(28,751)	(26,980)

Net provided by (used in) financing activities	$14,261	$(22,226)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,270	$(1,790)
Cash, cash equivalents, and restricted cash at beginning of period	$9,082	$9,080
Cash, cash equivalents, and restricted cash at end of period	$10,352	$7,290
NON-CASH INVESTING AND FINANCING INFORMATION
Tenant funded fixed asset improvements	$1,645	$27
Unrealized (loss) gain related to interest rate hedging instruments, net	$(1,711)	$783
Right-of-use asset from operating leases	$5,998	$—
Operating lease liabilities	$(5,998)	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$811	$31

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the six months ended June 30,
	2019	2018
Cash and cash equivalents	$7,590	$4,552
Restricted cash	2,762	2,738
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$10,352	$7,290

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission on February 13, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our critical accounting policies during the three and six months ended June 30, 2019.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this guidance for our annual and interim periods beginning January 1, 2018 and used the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized at the date of initial application. Our adoption of this guidance did not have a material impact on our consolidated financial statements. Further, as discussed below, we adopted the new guidance regarding the principles for the recognition measurement, presentation and disclosure of leases on January 1, 2019. The new revenue standard will apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (examples include common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. Revenue from these non-lease components, which were previously recognized on a straight-line basis under previous lease guidance, are recognized under the new revenue guidance as the related services are delivered. As a result, while our total revenue recognized over the lease term would not differ under the new guidance, the revenue recognition pattern could be different. The new leasing guidance allows for an accounting election to account for each separate lease component and its associated non-lease components as a single lease component. As a lessor, we have made an accounting election to account for each separate lease component and its associated non-lease components as a single lease component. As a result of this election, our revenue recognition pattern for our leasing arrangements is consistent with how we recognized lease revenue prior to our adoption of the new leasing standard.

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

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is an executive managing director of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of June 30, 2019 and December 31, 2018, $2.6 million and $2.5 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2019 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2020.

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

For the three and six months ended June 30, 2019, we recorded a base management fee of $1.3 million and $2.6 million, respectively. For the three and six months ended June 30, 2018, we recorded a base management fee of $1.3 million and $2.6 million, respectively.

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

For the three and six months ended June 30, 2019, we recorded an incentive fee of $0.9 million and $1.8 million, respectively. For the three and six months ended June 30, 2018, we recorded an incentive fee of $0.7 million and $1.4 million, respectively. The Adviser did not waive any portion of the incentive fee for the three and six months ended June 30, 2019 or 2018, respectively.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2019 or 2018.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe this approach helps approximate fees paid by us to actual services performed by the Administrator for us. For the three and six months ended June 30, 2019, we recorded an administration fee of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2018, we recorded an administration fee of $0.4 million and $0.7 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own (the “Financing Arrangement Agreement”). In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.08 million and $0.10 million during the three and six months ended June 30, 2019, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.21% and 0.20%, respectively, of the mortgage principal secured and/or extended. We paid financing fees to Gladstone Securities of $0.00 million and $0.02 million during the three and six months ended June 30, 2018, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.01% and 0.11%, respectively, of the mortgage principal secured and/or extended. Our Board of Directors renewed the Financing Arrangement Agreement for an additional year, through August 31, 2020, at its July 2019 meeting.

3. (Loss) Earnings Per Share of Common Stock

The following tables set forth the computation of basic and diluted (loss) earnings per share of common stock for the three and six months ended June 30, 2019 and 2018. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted (loss) earnings per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of (loss) income would also be added back to net (loss) income. Net (loss) income figures are presented net of such non-controlling interests in the (loss) earnings per share calculation.

We computed basic (loss) earnings per share for the three and six months ended June 30, 2019 and 2018 using the weighted average number of shares outstanding during the respective periods. Diluted (loss) earnings per share for the three and six months ended June 30, 2019 and 2018 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net (loss) income (attributable) available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Calculation of basic (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(616)	$(317)	$1,175	$1,474
Denominator for basic weighted average shares of common stock (1)	30,449,739	28,437,852	29,985,881	28,429,470
Basic (loss) earnings per share of common stock	$(0.02)	$(0.01)	$0.04	$0.05
Calculation of diluted (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(616)	$(317)	$1,175	$1,474
Add: income impact of assumed conversion of senior common stock (2)	—	—	—	—
Net (loss) income (attributable) available to common stockholders plus assumed conversions (2)	$(616)	$(317)	$1,175	$1,474
Denominator for basic weighted average shares of common stock (1)	30,449,739	28,437,852	29,985,881	28,429,470
Effect of convertible Senior Common Stock (2)	—	—	—	—
Denominator for diluted weighted average shares of common stock (2)	30,449,739	28,437,852	29,985,881	28,429,470
Diluted (loss) earnings per share of common stock	$(0.02)	$(0.01)	$0.04	$0.05

(1)
The weighted average number of OP Units held by Non-controlling OP Unitholders was 742,937 for the three and six months ended June 30, 2019. The Company was the sole holder of OP Units for all periods prior to October 30, 2018.

(2)
We excluded convertible shares of Senior Common Stock of 718,770 and 744,327 from the calculation of diluted (loss) earnings per share for the three and six months ended June 30, 2019 and 2018, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2019 and December 31, 2018, excluding real estate held for sale as of December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Real estate:
Land	$128,965	$125,905
Building and improvements	794,053	755,584
Tenant improvements	66,018	65,160
Accumulated depreciation	(194,202)	(178,257)
Real estate, net	$794,834	$768,392

Real estate depreciation expense on building and tenant improvements was $8.1 million and $16.1 million for the three and six months ended June 30, 2019, respectively, and $7.5 million and $14.8 million for the three and six months ended June 30, 2018, respectively.

Acquisitions

We acquired six properties during the six months ended June 30, 2019, and one property during the six months ended June 30, 2018. The acquisitions are summarized below (dollars in thousands):

Six Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Expenses		Aggregate Annualized GAAP Rent	Aggregate Debt Issued or Assumed
June 30, 2019	(1)	1,174,311	13.7 Years	$46,557	$452	(3)	$3,819	$8,900
June 30, 2018	(2)	127,444	9.8 Years	14,341	91	(3)	1,087	—

(1)
On February 8, 2019, we acquired a 26,050 square foot property in a suburb of Philadelphia, Pennsylvania, for $2.7 million. The annualized GAAP rent on the 15.1 year lease is $0.2 million. On February 28, 2019, we acquired a 34,800 square foot property in Indianapolis, Indiana for $3.6 million. The annualized GAAP rent on the 10.0 year lease is $0.3 million. On April 5, 2019, we acquired a 207,000 square foot property in Ocala, Florida, for $11.9 million. The annualized GAAP rent on the 20.1 year lease is $0.8 million. On April 5, 2019, we acquired a 176,000 square foot property in Ocala, Florida, for $7.3 million. The annualized GAAP rent on the 20.1 year lease is $0.7 million. On April 30, 2019, we acquired a 54,430 square foot property in Columbus, Ohio, for $3.2 million. The annualized GAAP rent on the 7.0 year lease is $0.2 million. On June 18, 2019, we acquired a 676,031 square foot property in Tifton, Georgia, for $17.9 million. The annualized GAAP rent on the 8.5 year lease is $1.6 million. We issued $8.9 million of mortgage debt with a fixed interest rate of 4.35% in connection with this acquisition.

(2)	On March 9, 2018, we acquired a 127,444 square foot property in Vance, Alabama for $14.3 million. The annualized GAAP rent on the 9.8 year lease is $1.1 million.

(3)
We accounted for these transactions under ASU 2017-01, “Clarifying the Definition of a Business.” As a result, we treated our acquisitions during the six months ended June 30, 2019 and 2018 as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $0.5 million and $0.1 million, respectively, of acquisition costs that would otherwise have been expensed under business combination treatment.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the six months ended June 30, 2019 and 2018 as follows (dollars in thousands):

	Six months ended June 30, 2019	Six months ended June 30, 2018
Acquired assets and liabilities	Purchase price	Purchase price
Land	$3,047	$459
Building	34,670	11,609
Tenant Improvements	858	615
In-place Leases	3,177	509
Leasing Costs	2,982	534
Customer Relationships	1,491	566
Above Market Leases	1,865	49
Below Market Leases	(1,533)	—
Total Purchase Price	$46,557	$14,341

Significant Real Estate Activity on Existing Assets

During the six months ended June 30, 2019 and 2018, we executed five leases and one new lease, respectively, which are summarized below (dollars in thousands):

Six Months Ended	Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
June 30, 2019	230,264	8.8 years	$3,366	$727	$470
June 30, 2018	34,441	3.6 years	97	—	14

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the six months ending December 31, 2019 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Six Months Ending 2019	$53,530
2020	101,453
2021	94,333
2022	87,744
2023	79,827
2024	70,653
Thereafter	254,743
$742,283

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

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of June 30, 2019 and December 31, 2018, excluding real estate held for sale as of December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$87,071	$(44,375)	$83,894	$(40,445)
Leasing costs	63,563	(30,817)	59,671	(28,092)
Customer relationships	61,946	(26,314)	60,455	(24,035)
	$212,580	$(101,506)	$204,020	$(92,572)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$16,417	$(9,442)	$14,551	$(8,981)
Below market leases and deferred revenue	(32,985)	13,673	(29,807)	12,502
	$(16,568)	$4,231	$(15,256)	$3,521

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $4.5 million and $9.5 million for the three and six months ended June 30, 2019, respectively, and $4.3 million and $8.6 million for the three and six months ended June 30, 2018, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired during the six months ended June 30, 2019 and 2018 were as follows:

Intangible Assets & Liabilities	2019	2018
In-place leases	15.5	9.8
Leasing costs	15.5	9.8
Customer relationships	20.5	14.8
Above market leases	9.3	9.8
Below market leases	7.8	0.0
All intangible assets & liabilities	17.0	11.1

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the six months ended June 30, 2019, we continued to execute our capital recycling program, whereby we sell properties outside of our core markets and redeploy proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the six months ended June 30, 2019, we sold one non-core property, located in Maitland, Florida, which is detailed in the table below (dollars in thousands):

Square Footage Sold	Sales Price	Sales Costs	Gain on Sale of Real Estate, net
50,000	$6,850	$532	$2,952

Our disposition during the six months ended June 30, 2019 was not classified as a discontinued operation because it did not represent a strategic shift in operations, nor will it have a major effect on our operations and financial results. Accordingly, the operating results of this property is included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and six months ended June 30, 2019, and 2018 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019		2018
Operating revenue	$—	$245	$245		$495
Operating expense	—	273	785		540
Other income, net	—	(84)	2,614	(1)	(167)
(Expense) income from real estate and related assets sold	$—	$(112)	$2,074		$(212)

(1)	Includes a $3.0 million gain on sale of real estate, net on one property.

Real Estate Held for Sale

At June 30, 2019, we did not have any properties classified as held for sale. At December 31, 2018, we had one property classified as held for sale, located in Maitland, Florida. This property was sold during the six months ended June 30, 2019.

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

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the six months ended June 30, 2019 and did not identify any held and used assets which were impaired. We also did not recognize an impairment charge during the six months ended June 30, 2018.

The property we classified as held for sale was reviewed through our held for sale carrying value analysis, during the three and six months ended June 30, 2018, and we concluded that the fair market value less selling costs was greater than the carrying value of the property. We sold this property during the year ended December 31, 2018.

We continue to evaluate our properties on a quarterly basis for changes that could create the need to record impairment. Future impairment losses may result, and could be significant, should market conditions deteriorate in the markets in which we hold our assets or should we be unable to secure leases at terms that are favorable to us, which could impact the estimated cash flow of our properties over the period in which we plan to hold our properties. Additionally, changes in management’s decisions to either own and lease long-term or sell a particular asset will have an impact on this analysis.

6. Mortgage Notes Payable and Credit Facility

Our mortgage notes payable and Credit Facility as of June 30, 2019 and December 31, 2018 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	June 30, 2019		June 30, 2019	December 31, 2018	June 30, 2019	June 30, 2019
Mortgage and other secured loans:
Fixed rate mortgage loans	51		$396,382	$385,051	(1)	(2)
Variable rate mortgage loans	18		59,510	60,659	(3)	(2)
Premiums and discounts, net	-		(270)	(301)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(4,100)	(4,063)	N/A	N/A
Total mortgage notes payable, net	69		$451,522	$441,346	(4)
Variable rate revolving credit facility	35	(6)	$51,000	$50,600	LIBOR + 1.75%	10/27/2021
Deferred financing costs, revolving credit facility	-		(415)	(516)	N/A	N/A
Total revolver, net	35		$50,585	$50,084
Variable rate term loan facility	-	(6)	$75,000	$75,000	LIBOR + 1.70%	10/27/2022
Deferred financing costs, term loan facility	-		(337)	(371)	N/A	N/A
Total term loan, net	N/A		$74,663	$74,629
Total mortgage notes payable and credit facility	104		$576,770	$566,059	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.42% to 6.63%.

(2)	We have 49 mortgage notes payable with maturity dates ranging from 9/30/2019 through 7/1/2045.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.25% to one month LIBOR + 2.75%. At June 30, 2019, one month LIBOR was approximately 2.40%.

(4)	The weighted average interest rate on the mortgage notes outstanding at June 30, 2019 was approximately 4.63%.

(5)	The weighted average interest rate on all debt outstanding at June 30, 2019 was approximately 4.52%.

(6)
The amount we may draw under our senior unsecured revolving credit facility and term loan facility is based on a percentage of the fair value of a combined pool of 35 unencumbered properties as of June 30, 2019.

N/A - Not Applicable

Mortgage Notes Payable

As of June 30, 2019, we had 49 mortgage notes payable, collateralized by a total of 69 properties with a net book value of $658.8 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We have full recourse for $10.1 million of the mortgages notes payable, net, or 2.2% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the six months ended June 30, 2019, we partially repaid one mortgage collateralized by three properties, releasing one of the collateralized properties that we sold on January 31, 2019, and we fully repaid one mortgage fully collateralized by one property, all of which are summarized below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$25,042	4.18%

During the six months ended June 30, 2019, we issued three mortgages, collateralized by three properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Issued or Assumed		Weighted Average Interest Rate on Fixed Rate Debt
$41,140	(1)	3.95%

(1)
We issued $10.6 million of fixed rate debt in connection with one property acquired on December 27, 2018 with a maturity date of February 8, 2029. The interest rate is fixed at 4.70% for the first seven years of the mortgage. After the fixed interest rate period expires, we have the option to adjust the interest rate to a fixed interest rate equal to 1.8% plus the three year treasury rate per annum, or a variable interest rate equal to 1.8% plus the 30 day LIBOR rate per annum. On May 31, 2019, we issued $21.6 million of floating rate debt swapped to fixed rate debt of 3.42% in connection with refinancing mortgage debt at one property with a new maturity date of June 1, 2024. We issued $8.9 million of fixed rate debt in connection with our June 18, 2019 property acquisition with a maturity date of June 18, 2024 and a rate of 4.35%.

During the six months ended June 30, 2019, we extended the maturity date of one mortgage, collateralized by three properties, which is summarized below (dollars in thousands):

Aggregate Variable Rate Debt Extended	Weighted Average Interest Rate on Variable Rate Debt Extended		Weighted Average Extension Term
$8,561	LIBOR +	2.75%	3.0 years

We made payments of $0.4 million and $0.7 million for deferred financing costs during the three and six months ended June 30, 2019, respectively, and $0.03 million and $0.2 million for deferred financing costs during the three and six months ended June 30, 2018, respectively.

Scheduled principal payments of mortgage notes payable for the six months ending December 31, 2019, and each of the five succeeding years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Six Months Ending December 31, 2019	$24,192
2020	32,888
2021	37,838
2022	106,189
2023	70,465
2024	47,514
Thereafter	136,806
Total	$455,892	(1)

(1)
This figure does not include $0.3 million of premiums and discounts, net, and $4.1 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2019 and December 31, 2018, our interest rate cap agreements and interest rate swap were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at June 30, 2019 and December 31, 2018 (dollars in thousands):

		June 30, 2019		December 31, 2018
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,109	(1)	$133,760	$143	$134,678	$622

(1)	We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 2.50% to 3.00%.

We have assumed or entered into interest rate swap agreements in connection with certain of our acquisitions or mortgage financings, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair values of our interest rate swap agreements are recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at June 30, 2019 and December 31, 2018 (dollars in thousands):

June 30, 2019			December 31, 2018
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$46,057	$—	$(1,172)	$24,732	$451	$(396)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of (Loss) Gain, net recognized in Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Interest rate caps	$(150)	$97	$(484)	$470
Interest rate swaps	(838)	192	(1,227)	313

Total	$(988)	$289	$(1,711)	$783

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate caps	Other assets	$139	$552
Interest rate swaps	Other assets	—	451
Interest rate swaps	Other liabilities	(1,172)	(396)

Derivatives Not Designated as Hedging Instruments
Interest rate caps	Other assets	$4	$70

Total derivatives		$(1,029)	$677

The fair value of all mortgage notes payable outstanding as of June 30, 2019 was $464.2 million, as compared to the carrying value stated above of $455.9 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On August 7, 2013, we procured our senior unsecured revolving credit facility (“Revolver”) with KeyBank National Association (“KeyBank”) (serving as revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million and entered into a term loan facility (“Term Loan”) whereby we added a $25.0 million, five-year Term Loan subject to the same leverage tiers as the Revolver, with the interest rate at each leverage tier being five basis points lower than that of the Revolver. We have the option to repay the Term Loan in full, or in part, at any time without penalty or premium prior to the maturity date. We refer to the Revolver and Term Loan collectively herein as the Credit Facility. On October 27, 2017, we amended the Credit Facility, increasing the Term Loan from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan maturity date was extended to October 27, 2022, and the Revolver maturity date was extended to October 27, 2021. In connection with the amendment, the interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. At the time of the amendment, we entered into multiple interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75% to hedge our exposure to variable interest rates.

On July 2, 2019, we amended, extended and upsized our Credit Facility, increasing the Term Loan from $75.0 million to $160.0 million, inclusive of a delayed Term Loan draw component whereby we can incrementally borrow on the Term Loan up to the $160.0 million commitment, and increasing the Revolver from $85.0 million to $100.0 million. The Term Loan has a new five-year term, with a maturity date of July 2, 2024, and the Revolver has a new four-year term, with a maturity date of July 2, 2023. The interest rate for the Credit Facility was reduced by 10 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on the amended Term Loan, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. We used the net proceeds derived from the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $1.3 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association.

As of June 30, 2019, there was $126 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 4.12%, and $7.4 million outstanding under letters of credit, at a weighted average interest rate of 1.75%. As of June 30, 2019, the maximum additional amount we could draw under the Credit Facility was $23.0 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2019.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2019.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future lease payments due under the terms of these leases as of June 30, 2019 are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Six Months Ending December 31, 2019	$233
2020	466
2021	477
2022	489
2023	492
2024	493
Thereafter	7,799
Total anticipated lease payments	$10,449
Less: amount representing interest	(4,525)
Present value of lease payments	$5,924

Rental expense incurred for properties with ground lease obligations during the three and six months ended June 30, 2019 was $0.1 million and $0.3 million, respectively, and during the three and six months ended June 30, 2018 was $0.1 million and $0.2 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income.

Future minimum rental payments due under the terms of these leases as of December 31, 2018, are as follows (dollars in thousands):

For the year ended December 31,	Minimum Rental Payments Due
2019	$465
2020	466
2021	392
2022	319
2023	322
Thereafter	3,914
$5,878

Letters of Credit

As of June 30, 2019, there was $7.4 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Series A and B Preferred Stock	2019	2018	2019	2018
Balance, beginning of period	$2	$2	$2	$2
Issuance of Series A and B preferred stock, net	—	—	—	—
Balance, end of period	$2	$2	$2	$2
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$30	$28	$29	$28
Issuance of common stock, net	1	1	2	1
Balance, end of period	$31	$29	$31	$29
Additional Paid in Capital
Balance, beginning of period	$573,868	$535,399	$559,977	$534,790
Issuance of Series A and B preferred stock and common stock, net	19,135	2,877	33,246	3,520
Retirement of senior common stock, net	—	—	—	(34)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(297)	—	(517)	—
Balance, end of period	$592,706	$538,276	$592,706	$538,276
Accumulated Other Comprehensive Income
Balance, beginning of period	$(870)	$530	$(148)	$35
Comprehensive income	(989)	288	(1,711)	783
Balance, end of period	$(1,859)	$818	$(1,859)	$818
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(319,402)	$(276,927)	$(310,117)	$(268,058)
Distributions declared to common, senior common, and preferred stockholders	(14,280)	(13,508)	(28,193)	(26,982)
Net income	2,221	2,525	6,849	7,130
Balance, end of period	$(331,461)	$(287,910)	$(331,461)	$(287,910)
Total Stockholders' Equity
Balance, beginning of period	$253,629	$259,033	$249,744	$266,798
Issuance of Series A and B preferred stock and common stock, net	19,136	2,878	33,248	3,521
Retirement of senior common stock, net	—	—	—	(34)
Distributions declared to common, senior common, and preferred stockholders	(14,280)	(13,508)	(28,193)	(26,982)
Comprehensive income	(989)	288	(1,711)	783
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(297)	—	(517)	—
Net income	2,221	2,525	6,849	7,130
Balance, end of period	$259,420	$251,216	$259,420	$251,216
Non-Controlling Interest
Balance, beginning of period	$4,662	$—	$4,675	$—
Distributions declared to Non-controlling OP Unit holders	(278)	—	(556)	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	297	—	517	—
Net income	(16)	—	29	—
Balance, end of period	$4,665	$—	$4,665	$—
Total Equity	$264,085	$251,216	$264,085	$251,216

Distributions

We paid the following distributions per share for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Common Stock and Non-controlling OP Units	$0.375	$0.375	$0.750	$0.750
Senior Common Stock	0.2625	0.2625	0.5250	0.5250
Series A Preferred Stock	0.4843749	0.4843749	0.9687498	0.9687498
Series B Preferred Stock	0.46875	0.46875	0.9375	0.9375
Series D Preferred Stock	0.4374999	0.4374999	0.8749998	0.8749998

Recent Activity

Common Stock ATM Program

During the six months ended June 30, 2019, we sold 1.6 million shares of common stock, raising $33.3 million in net proceeds under our open market sales agreement with Cantor Fitzgerald (the “Common Stock ATM Program”). As of June 30, 2019, we had remaining capacity to sell up to $36.2 million of common stock under the Common Stock ATM Program.

Series A and B Preferred Stock ATM Programs

Under another open market sales agreement with Cantor Fitzgerald (the “Series A and B Preferred ATM Program”), we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred under our Series A and B Preferred ATM Program during the six months ended June 30, 2019. As of June 30, 2019, we had remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

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

Under a third open market sales agreement with Cantor Fitzgerald (the “Series D Preferred ATM Program”), we may, from time to time, offer to sell shares of our Series D Preferred, having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series D Preferred under our Series D Preferred ATM Program during the six months ended June 30, 2019. As of June 30, 2019, we had remaining capacity to sell up to $18.6 million of Series D Preferred under the Series D Preferred ATM Program.

Amendment to Articles of Incorporation

On April 11, 2018, we filed with the Maryland State Department of Assessments and Taxation an Articles Supplementary reclassifying 3,500,000 authorized but unissued shares of our Senior Common Stock, as authorized but unissued shares of our common stock. As a result of the reclassification, there were 57,969 authorized but unissued shares of Senior Common Stock.

On April 11, 2018, we also filed with the Maryland State Department of Assessments and Taxation an Articles of Amendment to increase the number of shares of capital stock we have authority to issue to 100,000,000 and authorized common stock to 87,700,000 shares.

Universal Shelf Registration Statement

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “Universal Shelf”). The Universal Shelf became effective on February 13, 2019 and replaces our prior universal shelf registration statement. The Universal Shelf allows us to issue up to $500.0 million of securities. As of June 30, 2019, we had the ability to issue up to $469.8 million under the Universal Shelf.

9. Subsequent Events

Distributions

On July 9, 2019, our Board of Directors declared the following monthly distributions for the months of July, August and September of 2019:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series A Preferred Distributions per Share	Series B Preferred Distributions per Share	Series D Preferred Distributions per Share
July 22, 2019	July 31, 2019	$0.125	$0.1614583	$0.15625	$0.1458333
August 20, 2019	August 30, 2019	0.125	0.1614583	0.15625	0.1458333
September 17, 2019	September 30, 2019	0.125	0.1614583	0.15625	0.1458333
		$0.375	$0.4843749	$0.46875	$0.4374999

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
July	August 7, 2019	$0.0875
August	September 6, 2019	0.0875
September	October 7, 2019	0.0875
		$0.2625

ATM Equity Activity

Subsequent to June 30, 2019 and through July 30, 2019, we raised $2.6 million in net proceeds from the sale of 124,200 shares of Common Stock under our Common Stock ATM Program. We made no sales under our Series A and B Preferred ATM Program or Series D Preferred ATM Program subsequent to June 30, 2019 and through July 30, 2019.

Financing Activity

On July 2, 2019, we amended, extended and upsized our Credit Facility. Refer to Note 6 “Mortgage Notes Payable and Credit Facility” for additional information.

Acquisition Activity

On July 30, 2019, we purchased a 78,452 square foot, industrial property located in Denton, Texas for $6.5 million. This property is fully leased to one tenant for 12 years on a triple net lease basis. Annualized GAAP rent for this property is $0.5 million.

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

As of July 30, 2019:

•	we owned 107 properties totaling 12.9 million square feet in 24 states;

•	our occupancy rate was 98.8%;

•	the weighted average remaining term of our mortgage debt was 5.8 years and the weighted average interest rate was 4.61%; and

•	the average remaining lease term of the portfolio was 7.1 years.

Business Environment

In the United States, vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. Vacancy rates in many markets have been reduced to levels last seen at the peak before the most recent U.S. recession and rental rates have increased in most primary and secondary markets. Reports from national research firms reflect that the industrial supply and demand relationship still appears to be in equilibrium, but that office supply and demand in select markets may be moving towards a slight increase in vacancy. Interest rates have been volatile and although interest rates are still low by historical standards, lenders have varied on their required spreads over the last several quarters; however they appear to have somewhat stabilized with recent Federal Reserve announcements. The 2018 fourth quarter and the 2019 first quarter statistics reflect that single property listings and investment sales volume are lower by as much as 10% compared to the prior year. Entering the 11th year of the current cycle, some national research firms are estimating that both pricing and investment sales volume may be peaking, with the possible exception of industrial product.

From a more macro-economic perspective, the strength of the global economy and U.S. economy continue to be uncertain. The long-term impact of the recent passage of tax reform in the United States continues to be unknown at this time, although the lowering of the corporate tax rate is generally expected to be beneficial. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term as well as other geo-political issues has increased domestic and global instability. These developments could cause interest rates and borrowing costs to rise, which may adversely affect our ability to access both the equity and debt markets and could have an adverse effect on our tenants as well.

All of our variable rate debt is based upon the one month LIBOR rate, and LIBOR is currently anticipated to be phased out during late 2021. LIBOR is expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate repo data collected from multiple data sets. The intent is to adjust the SOFR to minimize differences between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition, as we cannot assess whether SOFR will become a standard rate for variable rate debt. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one month LIBOR, we believe that there should be minimal impact on our variable rate debt.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we only have one partially vacant building and one fully vacant building.

We have three leases expiring during the remainder of 2019, which account for 2.4% of lease revenue recognized during the six months ended June 30, 2019, eight leases expiring in 2020, which account for 8.1% of lease revenue recognized during the six months ended June 30, 2019, and 12 leases expiring in 2021, which account for 8.0% of lease revenue recognized during the six months ended June 30, 2019.

Our available vacant space at June 30, 2019 represents 1.2% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $0.4 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our $100.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent), which matures in July 2023, and our $160.0 million term loan facility (“Term Loan”), which matures in July 2024. We refer to the Revolver and Term Loan collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market, (the “CMBS market”), to issue mortgages to finance our real estate activities.

In addition to obtaining funds through borrowing, we have been active in the equity markets during and subsequent to the six months ended June 30, 2019. We have issued shares of common stock through our open market sale agreements with Cantor Fitzgerald, discussed in more detail below.

Recent Developments

2019 Sale Activity

During the six months ended June 30, 2019, we continued to execute our capital recycling program, whereby we sell non-core properties and redeploy proceeds to fund property acquisitions located in our target secondary growth markets, as well as repay outstanding debt. We will continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the six months ended June 30, 2019, we sold one non-core property located in Maitland, Florida, which is summarized in the table below (dollars in thousands):

Square Footage Sold	Sales Price	Sales Costs	Gain on Sale of Real Estate, net
50,000	$6,850	$532	$2,952

2019 Acquisition Activity

During the six months ended June 30, 2019, we acquired six properties, one property located in a suburb of Philadelphia, Pennsylvania, one property in Indianapolis, Indiana, two properties in Ocala, Florida, one property in Columbus, Ohio, and one property in Tifton, Georgia, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs		Aggregate Annualized GAAP Rent	Aggregate Mortgage Debt Issued or Assumed
1,174,311	13.7 years	$46,557	$452	(1)	$3,819	$8,900

(1)
We accounted for these transactions under ASU 2017-01. As a result, we treated these acquisitions as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $0.5 million of acquisition costs that would otherwise have been expensed under business combination treatment.

On July 30, 2019, we purchased a 78,452 square foot, industrial property located in Denton, Texas for $6.5 million. This property is fully leased to one tenant for 12 years on a triple net lease basis. Annualized GAAP rent for this property is $0.5 million.

2019 Leasing Activity

During the six months ended June 30, 2019, we executed five new leases, which are summarized below (dollars in thousands):

Six Months Ended	Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
June 30, 2019	230,264	8.8 years	$3,366	727	$470

2019 Financing Activity

During the six months ended June 30, 2019, we partially repaid one mortgage collateralized by three properties, releasing one of the collateralized properties which was sold on January 31, 2019, and we fully repaid one mortgage fully collateralized by one property, which are summarized below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$25,042	4.18%

During the six months ended June 30, 2019, we issued three mortgages, collateralized by three properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued or Assumed		Weighted Average Interest Rate on Fixed Rate Debt
$41,140	(1)	3.95%

(1)
We issued $10.6 million of fixed rate debt in connection with one property acquired on December 27, 2018, with a maturity date of February 8, 2029. The interest rate is fixed at 4.70% for the first seven years of the mortgage. After the fixed interest rate period expires, we have the option to adjust the interest rate to a fixed interest rate equal to 1.8%, plus the three-year treasury rate per annum, or a variable interest rate equal to 1.8%, plus the 30 day LIBOR rate per annum. On May 31, 2019, we issued $21.6 million of floating rate debt swapped to fixed rate debt of 3.42% in connection with refinancing mortgage debt on one property with a new maturity date of June 1, 2024. We issued $8.9 million of fixed rate debt in connection with our June 18, 2019 property acquisition with a maturity date of June 18, 2024 and a rate of 4.35%.

During the six months ended June 30, 2019, we extended the maturity date of one mortgage, collateralized by three properties, which is summarized below (dollars in thousands):

Aggregate Variable Rate Debt Extended	Weighted Average Interest Rate on Variable Rate Debt Extended		Weighted Average Extension Term
$8,561	LIBOR +	2.75%	3.0 years

On July 2, 2019, we amended, extended and upsized our Credit Facility, increasing the Term Loan from $75.0 million to $160.0 million, inclusive of a delayed Term Loan draw component whereby we can incrementally borrow on the Term Loan up to the $160.0 million commitment, and increasing the Revolver from $85.0 million to $100.0 million. The Term Loan has a new five-year term, with a maturity date of July 2, 2024, and the Revolver has a new four-year term, with a maturity date of July 2, 2023. The interest rate for the Credit Facility was reduced by 10 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on the amended Term Loan, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. We used the net proceeds derived from the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $1.3 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association (“Wells Fargo Bank”).

2019 Equity Activities

Common Stock ATM Program

During the six months ended June 30, 2019, we sold 1.6 million shares of common stock, raising $33.3 million in net proceeds under our open market sales agreement with Cantor Fitzgerald (the “Common Stock ATM Program”). As of June 30, 2019, we had remaining capacity to sell up to $36.2 million of common stock under the Common Stock ATM Program.

Preferred ATM Programs

Series A and B Preferred Stock: Under another open market sales agreement (the “Series A and B Preferred ATM Program”), with Cantor Fitzgerald, we may, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred”), having an aggregate offering price of up to $40.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series A Preferred or Series B Preferred under our Series A and B Preferred ATM Program during the six months ended June 30, 2019. As of June 30, 2019, we had remaining capacity to sell up to $37.2 million of preferred stock under the Series A and B Preferred ATM Program.

Series D Preferred Stock: Under a third open market sales agreement (the “Series D Preferred ATM Program”) with Cantor Fitzgerald, we may, from time to time, offer to sell shares of our 7.00% Series D Cumulative Redeemable Preferred (“Series D Preferred”) having an aggregate offering price of up to $50.0 million, through Cantor Fitzgerald, acting as sales agent and/or principal. We did not sell any shares of our Series D Preferred under our Series D Preferred ATM Program during the six months ended June 30, 2019. As of June 30, 2019, we had remaining capacity to sell up to $18.6 million of Series D Preferred under the Series D Preferred ATM Program.

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

Universal Shelf Registration Statement

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “Universal Shelf”). The Universal Shelf became effective on February 13, 2019 and replaces our prior universal shelf registration statement. The Universal Shelf allows us to issue up to $500.0 million of securities. As of June 30, 2019, we had the ability to issue up to $469.8 million under the Universal Shelf.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”) seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the six months ended June 30, 2019, our largest tenant comprised only 4.3% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2019		2018		2019		2018
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$4,805	17.1%	$4,071	15.3%	$9,573	17.2%	$8,122	15.3%
Automobile	3,781	13.4	3,159	11.9	7,554	13.4	6,105	11.5
Diversified/Conglomerate Services	3,615	12.8	3,632	13.7	7,268	12.9	7,210	13.6
Healthcare	3,295	11.7	3,270	12.3	6,554	11.6	6,516	12.3
Banking	1,776	6.3	2,087	7.8	3,990	7.1	4,145	7.8
Information Technology	1,516	5.4	1,516	5.7	3,069	5.4	3,049	5.8
Personal, Food & Miscellaneous Services	1,498	5.3	1,497	5.6	2,998	5.3	2,995	5.7
Diversified/Conglomerate Manufacturing	1,268	4.5	1,264	4.8	2,534	4.5	2,532	4.8
Electronics	1,144	4.1	1,063	4.0	2,269	4.0	2,135	4.0
Buildings and Real Estate	1,100	3.9	1,099	4.1	2,227	4.0	2,193	4.1
Chemicals, Plastics & Rubber	799	2.8	729	2.7	1,545	2.7	1,458	2.8
Personal & Non-Durable Consumer Products	605	2.1	672	2.5	1,210	2.1	1,344	2.5
Beverage, Food & Tobacco	769	2.7	352	1.3	1,145	2.0	797	1.5
Machinery	569	2.0	585	2.2	1,131	2.0	1,147	2.2
Childcare	557	2.0	557	2.1	1,113	2.0	1,113	2.1
Containers, Packaging & Glass	513	1.8	456	1.7	969	1.7	913	1.7
Printing & Publishing	301	1.1	287	1.1	602	1.1	577	1.1
Education	165	0.6	165	0.6	330	0.6	330	0.6
Home & Office Furnishings	121	0.4	132	0.5	253	0.4	265	0.5
Total	$28,197	100.0%	$26,593	100.0%	$56,334	100.0%	$52,946	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

State	Lease Revenue for the three months ended June 30, 2019	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2019	Lease Revenue for the three months ended June 30, 2018	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2018
Texas	$4,002	14.2%	12	$3,915	14.7%	12
Florida	3,780	13.4	11	3,062	11.5	10
Pennsylvania	3,367	11.9	9	3,354	12.6	9
Ohio	2,786	9.9	17	2,439	9.2	15
Utah	1,588	5.6	4	1,731	6.5	3
North Carolina	1,565	5.6	7	1,566	5.9	8
Michigan	1,506	5.3	6	1,084	4.1	4
Georgia	1,267	4.5	7	1,211	4.6	6
South Carolina	1,159	4.1	2	1,156	4.3	2
Minnesota	947	3.4	6	955	3.6	6
All Other States	6,230	22.1	32	6,120	23.0	32
Total	$28,197	100.0%	113	$26,593	100.0%	107

State	Lease Revenue for the six months ended June 30, 2019	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2019	Lease Revenue for the six months ended June 30, 2018	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2018
Texas	$7,947	14.1%	12	$7,915	14.9%	12
Florida	7,543	13.4	11	6,077	11.5	10
Pennsylvania	6,760	12.0	9	6,721	12.7	9
Ohio	5,445	9.7	17	4,879	9.2	15
Utah	3,449	6.1	4	3,449	6.5	3
North Carolina	3,122	5.5	7	3,094	5.8	8
Michigan	3,010	5.3	6	2,167	4.1	4
Georgia	2,477	4.4	7	2,421	4.6	6
South Carolina	2,318	4.1	2	2,313	4.4	2
Minnesota	1,881	3.3	6	1,892	3.6	6
All Other States	12,382	22.0	32	12,018	22.7	32
	$56,334	100.0%	113	$52,946	100.0%	107

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

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass all or some of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2019 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2020.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2019 or 2018.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2019 (our “2018 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2019.

Results of Operations

The weighted average yield on our total portfolio, which was 8.7% and 8.7% as of June 30, 2019 and 2018, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2019 and 2018 is below (dollars in thousands, except per share amounts):

	For the three months ended June 30,
	2019	2018	$ Change	% Change
Operating revenues
Lease revenue	$28,197	$26,593	$1,604	6.0%
Total operating revenues	28,197	26,593	1,604	6.0%
Operating expenses
Depreciation and amortization	12,622	11,773	849	7.2%
Property operating expenses	3,060	2,816	244	8.7%
Base management fee	1,293	1,260	33	2.6%
Incentive fee	904	733	171	23.3%
Administration fee	397	360	37	10.3%
General and administrative	782	600	182	30.3%
Total operating expenses	19,058	17,542	1,516	8.6%
Other (expense) income
Interest expense	(7,005)	(6,531)	(474)	7.3%
Other income	71	5	66	1,320.0%
Total other expense, net	(6,934)	(6,526)	(408)	6.3%
Net income	2,205	2,525	(320)	(12.7)%
Distributions attributable to Series A, B and D preferred stock	(2,612)	(2,609)	(3)	0.1%
Distributions attributable to senior common stock	(225)	(233)	8	(3.4)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(632)	$(317)	$(315)	99.4%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.02)	$(0.01)	$(0.01)	100.0%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$11,990	$11,456	$534	4.7%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$12,215	$11,689	$526	4.5%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.38	$0.40	$(0.02)	(5.0)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.38	$0.40	$(0.02)	(5.0)%

(1)	Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

	For the six months ended June 30,
	2019	2018	$ Change	% Change
Operating revenues
Lease revenue	$56,334	$52,946	$3,388	6.4%
Total operating revenues	56,334	52,946	3,388	6.4%
Operating expenses
Depreciation and amortization	25,632	23,358	2,274	9.7%
Property operating expenses	6,128	5,609	519	9.3%
Base management fee	2,560	2,556	4	0.2%
Incentive fee	1,755	1,429	326	22.8%
Administration fee	810	747	63	8.4%
General and administrative	1,439	1,245	194	15.6%
Total operating expenses	38,324	34,944	3,380	9.7%
Other (expense) income
Interest expense	(14,236)	(12,744)	(1,492)	11.7%
Gain on sale of real estate, net	2,952	1,844	1,108	60.1%
Other income	152	28	124	442.9%
Total other expense, net	(11,132)	(10,872)	(260)	2.4%
Net income	6,878	7,130	(252)	(3.5)%
Distributions attributable to Series A, B and D preferred stock	(5,225)	(5,191)	(34)	0.7%
Distributions attributable to senior common stock	(449)	(465)	16	(3.4)%
Net income available to common stockholders and Non-controlling OP Unitholders	$1,204	$1,474	$(270)	(18.3)%
Net income available to common stockholders and Non-controlling OP Unitholders per weighted average share of total stock - basic & diluted	0.04	0.05	$(0.01)	(20.0)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$23,884	$22,988	$896	3.9%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$24,333	$23,453	$880	3.8%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$0.78	$0.81	$(0.03)	(3.7)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$0.77	$0.80	$(0.03)	(3.8)%

(1)	Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

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

Operating Revenues

	For the three months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2019	2018	$ Change	% Change
Same Store Properties	$25,177	$25,093	$84	0.3%
Acquired & Disposed Properties	2,160	591	1,569	265.5%
Properties with Vacancy	860	909	(49)	(5.4)%
	$28,197	$26,593	$1,604	6.0%

	For the six months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2019	2018	$ Change	% Change
Same Store Properties	$50,588	$50,101	$487	1.0%
Acquired & Disposed Properties	4,043	1,074	2,969	276.4%
Properties with Vacancy	1,703	1,771	(68)	(3.8)%
	$56,334	$52,946	$3,388	6.4%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three and six months ended June 30, 2019 from the comparable 2018 period, primarily due to increases in rental charges on leases subject to consumer price indexes and increased operating expense recoveries from leases with base year expense stops at certain of our properties that were running above their base year, coupled with increased operating expense recoveries from amortizing capital improvements paid for by our tenants at certain properties. Lease revenues increased for acquired and disposed of properties for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, because we acquired ten properties during and subsequent to June 30, 2018, offset by a loss of lease revenues from two properties we sold subsequent to the three and six months ended June 30, 2018 pursuant to our capital recycling program. Lease revenues decreased for our properties with vacancy for the three and six months ended June 30, 2019 due to a reduction in operating expense recoveries from leases with base year expense stops at certain of our properties due to lower property operating expenses.

Operating Expenses

Depreciation and amortization increased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, due to depreciation on capital projects completed subsequent to the three and six months ended June 30, 2018, coupled with depreciation on the ten properties acquired during and subsequent to the three and six months ended June 30, 2018, partially offset by decreased depreciation on the two properties sold during and subsequent to the three and six months ended June 30, 2018.

	For the three months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2019	2018	$ Change	% Change
Same Store Properties	$2,562	$2,408	$154	6.4%
Acquired & Disposed Properties	264	140	124	88.6%
Properties with Vacancy	234	268	(34)	(12.7)%
	$3,060	$2,816	$244	8.7%

	For the six months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2019	2018	$ Change	% Change
Same Store Properties	$5,124	$4,689	$435	9.3%
Acquired & Disposed Properties	563	424	139	32.8%
Properties with Vacancy	441	496	(55)	(11.1)%
	$6,128	$5,609	$519	9.3%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, is a result of an increase in our property operating expenses at our base year expense stop leased properties. The increase in property operating expenses for acquired and disposed of properties for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, is primarily a result of increased property operating expenses from properties acquired subsequent to June 30, 2018, as a portion of these properties are subject to base year leases, partially offset by a reduction of operating expenses from two properties sold during and subsequent to June 30, 2018. The decrease in property operating expenses for properties with vacancy for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, is a result of a decrease in our property operating expenses at our base year expense stop leased properties.

The base management fee paid to the Adviser increased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, due to an increase in Total Equity over the three and six months ended June 30, 2019 as compared to three and six months ended June 30, 2018. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, due to pre-incentive fee Core FFO increasing faster than the hurdle rate, resulting in a higher incentive fee. The increase in FFO is a result of an increase in total operating revenues, partially offset by an increase in total operating expenses and interest expense. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, due to our Administrator incurring more costs that are allocated to the Company during the three and six months ended June 30, 2019. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses increased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, primarily as a result of an increase in legal and accounting fees coupled with an increase in shareholder related expenses.

Other Income and Expenses

Interest expense increased for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. This increase was primarily a result of us issuing or assuming $52.8 million in mortgage debt during and subsequent to the six months ended June 30, 2018, partially offset by our repayment of $25.0 million in maturing mortgage debt subsequent to the six months ended June 30, 2018.

Gain on sale of real estate, net, for the six months ended June 30, 2019 is attributable to one non-core office asset sold during the period. Gain on sale of real estate, net, for the six months ended June 30, 2018 is attributable to two non-core industrial assets sold during the period.

Net (Loss) Income (Attributable) Available to Common Stockholders and Non-controlling OP Unitholders

Net loss attributable to common stockholders and Non-controlling OP Unitholders increased for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to the increase in interest expense due to increased mortgage borrowings, coupled with an increase in depreciation and amortization expense due to asset acquisition activity subsequent to June 30, 2018, partially offset by an increase in lease revenues due to asset acquisition activity subsequent to June 30, 2018.

Net income available to common stockholders and Non-controlling OP Unitholders decreased for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the increase in interest expense due to increased mortgage borrowings, coupled with an increase in depreciation and amortization expense due to asset acquisition activity subsequent to June 30, 2018, partially offset by an increase in lease revenues, due to asset acquisition activity subsequent to June 30, 2018.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of June 30, 2019, was $30.6 million, consisting of approximately $7.6 million in cash and cash equivalents and an available borrowing capacity of $23.0 million under our Credit Facility. Our available borrowing capacity under the Credit Facility increased to $40.6 million as of July 30, 2019.

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

Equity Capital

During the six months ended June 30, 2019, we raised net proceeds of (i) $33.3 million of common equity under our Common Stock ATM Program at a net weighted average per share price of $20.55. We used these proceeds to pay down outstanding debt and for other general corporate purposes. We did not sell any shares of our Series A Preferred or Series B Preferred pursuant to our Series A and B Preferred ATM Program or Series D Preferred pursuant to our Series D ATM Program during the six months ended June 30, 2019.

As of July 30, 2019, we had the ability to raise up to $467.1 million of additional equity capital through the sale and issuance of securities that are registered under the Universal Shelf, in one or more future public offerings. Of the $467.1 million of available capacity under our Universal Shelf, approximately $33.5 million of common stock is reserved for additional sales under our Common Stock ATM Program, approximately $37.2 million of preferred stock is reserved for additional sales under our Series A and B Preferred ATM Program, and approximately $18.6 million is reserved for additional sales under our Series D Preferred ATM Program as of July 30, 2019. We expect to continue to use our ATM programs as a source of liquidity for the remainder of 2019.

Debt Capital

As of June 30, 2019, we had 49 mortgage notes payable in the aggregate principal amount of $455.9 million, collateralized by a total of 69 properties with a remaining weighted average maturity of 5.9 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2019 was 4.63%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of June 30, 2019, we had mortgage debt in the aggregate principal amount of $24.2 million payable during the remainder of 2019 and $32.9 million payable during 2020. The 2019 principal amount payable includes both amortizing principal payments and three balloon principal payments due during the remaining six months of 2019. We anticipate being able to refinance our mortgages that come due during the remainder of 2019 and 2020 with a combination of new debt and the issuance of additional equity securities. In addition, we have raised substantial equity under our ATM programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2019, was $29.0 million, as compared to net cash provided by operating activities of $26.0 million for the six months ended June 30, 2018. This slight change was primarily a result of an increase in operating revenues from our acquisition completed subsequent to June 30, 2018, coupled with contractual lease revenue increases on the in-place portfolio, partially offset by an increase in property operating expenses and interest expense. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019, was $41.9 million, which primarily consisted of six property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of one property. Net cash used in investing activities during the six months ended June 30, 2018, was $5.6 million, which primarily consisted of one property acquisition, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of two properties.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019, was $14.3 million, which primarily consisted of the issuance of $33.7 million of common equity and the issuance of $41.1 million of new mortgage debt, partially offset by the repayment of $31.0 million of mortgage principal and distributions paid to common, senior common and preferred shareholders. Net cash used in financing activities for the six months ended June 30, 2018, was $22.2 million, which primarily consisted of $22.0 million of mortgage principal repayments, coupled with distributions paid to common, senior common and preferred shareholders, partially offset by $9.4 million in new mortgage borrowings coupled with a net $12.0 million increase in borrowings on our Revolver.

Credit Facility

On July 2, 2019, we amended, extended and upsized our Credit Facility, increasing the Term Loan from $75.0 million to $160.0 million, inclusive of a delayed Term Loan draw component whereby we can incrementally borrow on the Term Loan up to the $160.0 million commitment, and increasing the Revolver from $85.0 million to $100.0 million. The Term Loan has a new five-year term, with a maturity date of July 2, 2024, and the Revolver has a new four-year term, with a maturity date of July 2, 2023. The interest rate for the Credit Facility was reduced by 10 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on the amended Term Loan, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. We used the net proceeds derived from the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $1.3 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank.

As of June 30, 2019, there was $126 million outstanding under our Credit Facility at a weighted average interest rate of approximately 4.12% and $7.4 million outstanding under letters of credit at a weighted average interest rate of 1.75%. As of July 30, 2019, the maximum additional amount we could draw under the Credit Facility was $40.6 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2019.

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$581,892	$35,966	$141,867	$259,038	$145,021
Interest on Debt Obligations (2)	107,119	25,803	44,243	21,434	15,639
Operating Lease Obligations (3)	10,449	466	954	984	8,045
Purchase Obligations (4)	1,369	1,369	—	—	—
	$700,829	$63,604	$187,064	$281,456	$168,705

(1)
Debt obligations represent borrowings under our Revolver, which represents $51.0 million of the debt obligation due in 2021, our Term Loan, which represents $75.0 million of the debt obligation due in 2022, and mortgage notes payable that were outstanding as of June 30, 2019. On July 2, 2019, we extended the maturity date of our Revolver to July 2, 2023, and we extended the maturity date of our Term Loan to July 2, 2024. This figure does not include $0.3 million of premiums and discounts, net and $4.9 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.

(2)
Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of June 30, 2019.

(3)	Operating lease obligations represent the ground lease payments due on four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at four of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2019.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2019 and 2018, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2019	2018	2019	2018
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$2,205	$2,525	$6,878	$7,130
Less: Distributions attributable to preferred and senior common stock	(2,837)	(2,842)	(5,674)	(5,656)
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(632)	$(317)	$1,204	$1,474
Adjustments:
Add: Real estate depreciation and amortization	$12,622	$11,773	$25,632	$23,358
Less: Gain on sale of real estate, net	—	—	(2,952)	(1,844)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$11,990	$11,456	$23,884	$22,988
Weighted average common shares outstanding - basic	30,449,739	28,437,852	29,985,881	28,429,470
Weighted average Non-controlling OP Units outstanding	742,937	—	742,937	—
Total common shares and Non-controlling OP Units	31,192,676	28,437,852	30,728,818	28,429,470
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.38	$0.40	$0.78	$0.81
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$2,205	$2,525	$6,878	$7,130
Less: Distributions attributable to preferred and senior common stock	(2,837)	(2,842)	(5,674)	(5,656)
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(632)	$(317)	$1,204	$1,474
Adjustments:
Add: Real estate depreciation and amortization	$12,622	$11,773	$25,632	$23,358
Add: Income impact of assumed conversion of senior common stock	225	233	449	465
Less: Gain on sale of real estate, net	—	—	(2,952)	(1,844)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$12,215	$11,689	$24,333	$23,453
Weighted average common shares outstanding - basic	30,449,739	28,437,852	29,985,881	28,429,470
Weighted average Non-controlling OP Units outstanding	742,937	—	742,937	—
Effect of convertible senior common stock	718,770	744,327	718,770	744,327
Weighted average common shares and Non-controlling OP Units outstanding - diluted	31,911,446	29,182,179	31,447,588	29,173,797
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$0.38	$0.40	$0.77	$0.80
Distributions declared per share of common stock and Non-controlling OP Unit	$0.375	$0.375	$0.750	$0.750

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the six months ended June 30, 2019, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1% and 2% decrease in the one month LIBOR as of June 30, 2019. As of June 30, 2019, our effective average LIBOR was 2.40%. Given that a 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
2% Decrease to LIBOR	$(3,754)	$3,754
1% Decrease to LIBOR	(1,881)	1,881
1% Increase to LIBOR	1,037	(1,037)
2% Increase to LIBOR	1,562	(1,562)
3% Increase to LIBOR	2,087	(2,087)

As of June 30, 2019, the fair value of our mortgage debt outstanding was $464.2 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2019, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $17.5 million and $18.7 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2019.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loan or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. Additionally, we believe that there may be minimal impact on our variable rate debt, which is based upon the one month LIBOR rate, as a result of the expected transition from LIBOR to SOFR. We are currently monitoring the transition and the potential risks to us. We may also enter into derivative financial instruments such as interest rate swaps and caps to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2019 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
First Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated as of July 2, 2019 by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association, as lender and agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 9, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Estimated Value Methodology for Senior Common Stock at June 30, 2019 (filed herewith)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

*	Filed herewith
**	Furnished herewith
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	July 30, 2019	By:	/s/ Mike Sodo
Mike Sodo
Chief Financial Officer

Date:	July 30, 2019	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors