Form 10-K
period 2019-12-31
GLADSTONE COMMERCIAL CORP
filed 2020-02-12
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 28, 2019, based on the closing price on that date of $21.22 on the Nasdaq Global Select Market, was $642,256,405. For the purposes of calculating this amount only, all directors and executive officers of the Registrant and entities controlled by our directors and executive officers have been treated as affiliates. There were 33,925,708 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 12, 2020.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2020, relating to the Registrant’s 2020 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2019

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K (“Form 10-K”), and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Ligation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “should,” “believes,” “seeks,” “estimates,” “may” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	future re-leasing efforts;

•	our business and financing strategy;

•	our ability to continue to implement our business plan;

•	pending and future transactions;

•	our projected operating results and anticipated acquisitions;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition and our ability to compete effectively;

•	future market and industry trends;

•	future interest and insurance rates;

•	estimates of our future operating expenses, including payments to our Adviser (as defined herein) under the terms of our Advisory Agreement (as defined herein);

•	the impact of technology on our operations and business, including the risk of cyber-attacks, cyber-liability or potential liability for breaches of our privacy or information security systems;

•	projected capital expenditures; and

•	future use of the proceeds of our Credit Facility (as defined herein), mortgage notes payable, future stock offerings and other future capital resources, if any.

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

PART I

Item 1. Business.

Overview

Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company”) was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We have elected to be taxed as a REIT for federal income tax purposes. We focus on acquiring, owning, and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and office mortgage loans; however we do not have any mortgage loans receivable currently outstanding. Our shares of common stock, par value $0.001 per share, 7.00% Series D Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), and 6.625% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Series E Preferred Stock”), trade on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GOOD,” “GOODM” and “GOODN,” respectively. Our senior common stock, par value $0.001 per share (“Senior Common Stock”), is not traded on any exchange or automated quotation system.

Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having net leases with terms of approximately 7 to 15 years with built-in rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property

We actively communicate with buyout funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We target secondary growth markets that possess favorable economic growth trends, diversified industries, and growing population and employment.

As of February 12, 2020:

•
we owned 122 properties totaling 14.6 million square feet (all references herein and throughout the Notes to Consolidated Financial Statements to the number of properties and square footage are unaudited) of rentable space in 28 states;

•	our occupancy rate was 97.0%;

•	the weighted average remaining term of our mortgage debt was 5.2 years and the weighted average interest rate was 4.4%; and

•	the average remaining lease term of the portfolio was 7.2 years.

We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust structure, by which all of our properties are held, directly or indirectly, by Gladstone Commercial Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own, directly or indirectly, approximately 98.5% of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, issue OP Units in connection with the acquisition of commercial real estate, and thereby potentially expand the number of limited partners of the Operating Partnership. Limited partners who hold limited partnership units in our Operating Partnership for at least one year will generally be entitled to cause us to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis.

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

In addition to cash on hand and cash from operations, we use funds from various other sources to finance our acquisitions and operations, including equity, our Credit Facility, mortgage financing and other sources that may become available from time to time. We believe that moderate leverage is prudent and we aspire to become an investment grade borrower over time. We intend to primarily use non-recourse mortgage financing that will allow us to limit our loss exposure on any property to the amount of equity invested in such property.

In addition to our use of leverage, we were active in the equity markets during 2019 by issuing shares of common stock under our at-the-market programs (“Common ATM Program”), pursuant to our At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”) with Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”) (collectively, the “Common Stock Sales Agents”), and formerly with Cantor Fitzgerald & Co. (“Cantor”). We also completed an underwritten public offering for our newly designated Series E Preferred Stock and entered into an at-the-market program for the Series E Preferred Stock (the “Series E Preferred ATM Program,” and together with the Common ATM Program, the “ATM Programs”) pursuant to our At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc. (collectively the “Series E Preferred Stock Sales Agents”).

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

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property (or the borrower in the case of a mortgage loan) to be the two most important aspects of evaluating a prospective investment. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•
Credit Evaluation. Our Adviser evaluates each potential tenant or borrower for its creditworthiness, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. As of December 31, 2019, 42% of our lease revenues were earned from tenants that were rated by a nationally recognized statistical rating organization. A prospective tenant or borrower that is deemed creditworthy does not necessarily mean that we will consider its property to be “investment grade.” Our Adviser seeks tenants and borrowers that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and underwriting these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant can be a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant or borrower is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

•
Leases with Increasing Rent. Our Adviser seeks to acquire properties with leases that include a provision in each lease that provides for annual rent escalations over the term of the lease. A majority of our leases contain fixed rental escalations; however certain of our leases are tied to increases in indices, such as the consumer price index and we have a small number of leases without rental escalations.

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

Currently, the majority of our mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for its satisfaction. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and consequently, there may be circumstances where lenders have recourse to our other assets. To a much lesser extent, we use recourse financing. Of the $453.7 million in mortgage notes payable, net, outstanding as of December 31, 2019, only $4.8 million is recourse to the Company, or 1.1% of the total amount outstanding.

On August 7, 2013, we procured a senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“Keybank”) (serving as a revolving lender, a letter of credit issuer and an administrative agent) and other syndicated lenders. Our Revolver was initially for $60.0 million, but was increased to $85.0 million through subsequent amendments. On October 5, 2015, we added a $25.0 million 5-year term loan facility (“Term Loan”). On October 27, 2017, we expanded our Term Loan to $75.0 million and extended the maturity date to October 27, 2022, and also extended the maturity date of our Revolver through October 27, 2021. On July 2, 2019, we expanded our Term Loan from $75.0 million to $160.0 million, inclusive of a delayed draw component whereby we can incrementally borrow on the Term Loan up to the $160.0 million commitment, and increased the Revolver from $85.0 million to $100.0 million. The Term Loan has a new five-year term, with a maturity date of July 2, 2024, and the Revolver has a new four-year term, with a maturity date of July 2, 2023. The interest rate margin for each of the Term Loan and Revolver was reduced by 10 basis points at each leverage tier. We refer to the Term Loan and Revolver, collectively, herein, as the Credit Facility.

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

Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser or administrator, respectively, to Gladstone Capital and Gladstone Investment, both publicly traded business development companies affiliated with us, and Gladstone Land Corporation, a publicly traded agricultural REIT that is also our affiliate. However, under the Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us.

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

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. The agreement is scheduled to terminate on August 31, 2020, unless renewed and approved by our Board of Directors or earlier terminated.

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. We expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantially all or all of their time on our matters during calendar year 2020. Our President and CFO, accounting team, and the employees of our Adviser that manage our assets and our investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2019, our Adviser and Administrator collectively had 70 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive Management
38	Investment Management, Asset Management, Portfolio Management and Due Diligence
20	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

Some of our tenants and borrowers may have recently been either restructured using leverage, or acquired in a leveraged transaction. Tenants and borrowers that are subject to significant debt obligations may be unable to make their rent or mortgage payments if there are adverse changes to their businesses or because of the impact of the most recent U.S recession or recurrence of a similar event. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries.

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

If we cannot renew leases, we may be unable to re-lease our properties to other tenants at rates equal to or above the current market rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Market conditions may also hinder our ability to lease vacant space in newly developed or redeveloped properties. In addition, we may enter into or acquire leases for properties that are suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions to lease them to other tenants if the initial leases terminate. We may be required to expend substantial funds for tenant improvements and tenant refurbishments to re-lease the vacated space and cannot assure you that we will have sufficient sources of funding available to use in the future for such purposes and therefore may have difficulty in securing a replacement tenant. We may also have challenges in leasing properties that currently have leases which make up a significant portion of our rent. Any of these factors could adversely impact our financial condition, results of operations, cash flow or our ability to pay distributions to our stockholders.

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

•
There is generally little or no publicly available information about our target tenants and borrowers. Many of our tenants and borrowers are privately owned businesses, about which there is generally little or no publicly available operating and financial information. As a result, we will rely on our Adviser to perform due diligence investigations of these tenants and borrowers, their operations and their prospects. Our Adviser will perform ongoing credit assessments of our tenants by reviewing all financial disclosures required from our respective leases. We may not learn all of the material information we need to know regarding these businesses through our investigations.

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

As of December 31, 2019, we owned 118 properties and had 122 leases on these properties, and our five largest tenants accounted for approximately 16.0% of our total lease revenue. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We generally do not have fixed guidelines for industry concentration, but we are restricted from exceeding an industry concentration greater than 20% without approval of our investment committee. As of December 31, 2019, 16.7% of our total lease revenue was earned from tenants in the Telecommunications industry, 13.4% was earned from tenants in the Diversified/Conglomerate Services industry, and 13.2% was earned from tenants in the Automobile industry and 11.5% was earned from tenants in the Healthcare industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues and increase our carrying costs of the building.

Since most of our properties are occupied by a single tenant, the success of each investment will be materially dependent on the financial stability of these tenants. If a tenant defaults, our lease revenues would be reduced and our expenses associated with carrying the property would increase, as we would be responsible for payments such as taxes and insurance. Lease payment defaults by these tenants could adversely affect our cash flows and cause us to reduce the amount of distributions to stockholders. In the event of a default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

Liability for uninsured losses or significant increases in our insurance premiums could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should such a loss occur, we could lose our capital investment or anticipated profits and cash flow from one or more properties. Additionally, insurance premiums are subject to significant increases and fluctuations, which can be widely outside of our control. For example, the potential impact of climate change and the increased risk of extreme weather events and natural disasters could cause a significant increase in our insurance premiums and adversely affect the availability of coverage.

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

We continually assess our properties to determine if any impairments are necessary or appropriate. No assurance can be given that we will be able to recover the current carrying amount of our properties in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations. We recognized impairment charges of $1.8 million, $0.0 million, and $6.8 million during the years ended December 31, 2019, 2018, and 2017, respectively.

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

Many factors affect the value of our equity securities and our ability to make or maintain the current levels of distributions to stockholders, including the state of the capital markets and the economy. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets, which could result in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing. Regulatory pressures and the burden of troubled and uncollectible loans has led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, or may cause our tenants to incur increased costs associated with issuing debt instruments, which may materially affect our financial condition and results of operations and the value of our equity securities and our ability to sustain payment of distributions to stockholders at current levels.

In addition, it is possible that our ability to access the capital and credit markets may be limited or precluded by these or other factors at a time when we would like, or need, to do so, which would adversely impact our ability to refinance maturing debt and/or react to changing economic and business conditions. Uncertainty in the credit markets could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Potential continued disruptions in the financial markets could also have other unknown adverse effects on us or the economy generally and may cause the price of our securities to fluctuate significantly and/or to decline. If we issue additional equity securities to obtain additional financing, the interest of our existing stockholders could be diluted.

Our Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

The agreement governing our Credit Facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 98% of our FFO. As of December 31, 2019, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

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

Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders. We have balloon payments of $19.5 million payable during the year ending December 31, 2020.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We intend to acquire additional properties by using our Credit Facility and by continuing to seek long-term mortgage financing, where we will borrow a portion of the purchase price of a potential acquisition and secure the loan with a mortgage on some or all of our existing real property. We look to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the CMBS market to issue mortgages to finance our real estate activities. For the year ended December 31, 2019, we obtained approximately $69.7 million in long-term financing, which we used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2019, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

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

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our Credit Facility and a portion of our long-term mortgages is variable. We have $45.2 million of outstanding principal on variable rate mortgages as of December 31, 2019. Although we seek to mitigate this risk by structuring such provisions to contain a maximum interest rate or escalation rate, as applicable, and generally obtain rate caps and interest rate swaps to limit our exposure to interest rate risk, these features or arrangements do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into interest rate caps to attempt to manage our exposure to interest rate fluctuations on all our outstanding variable rate mortgages as well as the outstanding Term Loan component of our Credit Facility. Additionally, increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or a high level of leverage, may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt, thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise refinance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms, including higher loan fees interest rates and periodic payments, if we do refinance the mortgage debt. A significant change in interest rates could have an adverse impact on our results of operations.

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt in our portfolio.

London Interbank Offered Rate (“LIBOR”) is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. LIBOR is expected to be phased out after 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, how this will impact our cost of variable rate debt. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt, which could adversely impact our operating results and cash flows

All of our variable rate debt is based upon the one month LIBOR rate. We are currently monitoring the transition, as we cannot assess whether SOFR will become a standard rate for variable rate debt. Any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based debt, or the value of our portfolio of LIBOR-indexed, floating-rate debt.

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

Competition for real estate may impede our ability to make acquisitions or increase the cost of these acquisitions.

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

Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including, but not limited to, Gladstone Capital, Gladstone Investment, and Gladstone Land. Moreover, with the exception of our chief financial officer, treasurer and president, all of our executive officers and directors are also executive officers and directors of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in lower middle market companies, and with the exception of our chief financial officer and president, all of our executive officers and directors are also officers and directors of Gladstone Land, an agricultural REIT. Further, our chief executive officer and chairman is on the board of managers of Gladstone Securities, an affiliated broker dealer that provides us with mortgage financing services pursuant to a contractual agreement and is the 100% indirect owner of and controls Gladstone Securities. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business, Gladstone Securities, in its provision of services to us and our other affiliated funds, and with Gladstone Capital, Gladstone Investment and Gladstone Land, which may arise primarily from the involvement of our Adviser, Gladstone Securities, Gladstone Capital, Gladstone Investment, Gladstone Land and their affiliates in other activities that may conflict with our business.

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

Our Termination of the Advisory Agreement without cause would require payment of a termination fee.

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

The Advisory Agreement contemplates a quarterly incentive fee based on our Core FFO (as defined in the Advisory Agreement). Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is a voluntary, unconditional and irrevocable waiver. For the years ended December 31, 2019, 2018, and 2017 our Adviser did not issue a full or partial waiver of the incentive fee. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries (“TRSs”) and qualified real estate assets) generally cannot include more than 10% by voting power or vote of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (25% for taxable years beginning before January 1, 2018) of the value of our total assets can be represented by the securities of one or more TRSs.

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

Other risks

The number of shares of preferred stock outstanding may increase as a result of the ATM Program that we have in place for our Series E Preferred Stock, which could adversely affect our business, financial condition and results of operations.

The number of outstanding shares of preferred stock may increase as a result of the ATM Program currently in place, for our Series E Preferred stock. The issuance of additional shares of Preferred Stock could have significant consequences on our future operations, including:

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

As of the date of this filing, unaffiliated third parties owned approximately 1.5% of the outstanding OP Units. Following any contractual lock-up provisions, including the one-year mandatory holding period, an OP Unitholder may require us to redeem the OP Units it holds for cash. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption rights may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter. If a large number of OP Units were redeemed, it could result in the issuance of a large number of new shares of our common stock, which could dilute our existing stockholders’ ownership. Alternatively, if we were to redeem a large number of OP Units for cash, we may be required to expend significant amounts to pay the redemption price, which may limit our funds necessary to make distributions on our common stock. Further, if we do not have sufficient cash on hand at the time the OP Units are tendered for redemption, we may be forced to sell additional shares of our common stock or preferred stock to raise cash, which could cause dilution to our existing stockholders and adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2019, we wholly-owned 118 properties, comprised of 14.2 million square feet of rentable space in 28 states. Our properties were 97.0% leased with an average remaining lease term of 7.3 years. See Schedule III - Real Estate and Accumulated Depreciation included elsewhere in this Annual Report on Form 10-K for a detailed listing of the properties in our portfolio.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2019 (dollars in thousands):

Year of Lease Expiration	Square Feet	(1)	Number of Expiring Leases	Lease Revenue for the year ended December 31, 2019	% Expiring
2020	806,886		8	$9,163	8.0%
2021	560,223		12	9,053	7.9%
2022	446,457		8	6,646	5.8%
2023	1,460,802		14	10,187	8.9%
2024	1,740,195		11	12,137	10.6%
2025+	8,793,608		69	63,544	55.6%
Sold/terminated leases	N/A		N/A	3,657	3.2%
	13,808,171		122	$114,387	100.0%

(1)	Our vacant square footage totaled 433,857 square feet as of December 31, 2019.
N/A - Not Applicable

The following table summarizes the geographic locations of our properties as of December 31, 2019, 2018, and 2017, respectively (dollars in thousands):

State	Lease Revenue for the year ended December 31, 2019	% of Lease Revenue	Number of Leases for the year ended December 31, 2019	Rentable Square Feet for the year ended December 31, 2019	Lease Revenue for the year ended December 31, 2018	% of Lease Revenue	Number of Leases for the year ended December 31, 2018	Rentable Square Feet for the year ended December 31, 2018	Lease Revenue for the year ended December 31, 2017	% of Lease Revenue	Number of Leases for the year ended December 31, 2017	Rentable Square Feet for the year ended December 31, 2017
Texas	$16,436	14.4%	15	1,388,940	$15,852	14.8%	12	986,294	$16,020	16.9%	12	1,050,294
Florida	15,268	13.3	11	1,038,076	12,212	11.4	11	705,076	7,526	7.9	10	617,996
Pennsylvania	13,640	11.9	9	2,068,740	13,626	12.8	9	2,068,740	11,193	11.8	9	2,068,740
Ohio	11,016	9.6	16	1,442,990	9,969	9.3	16	1,388,560	9,169	9.7	15	1,230,750
Utah	6,978	6.1	4	298,478	6,923	6.5	3	295,499	4,156	4.4	3	295,499
Michigan	6,035	5.3	6	973,638	4,625	4.3	6	973,638	4,334	4.6	4	754,935
Georgia	5,695	5.0	8	1,062,586	4,842	4.5	6	269,555	4,667	4.9	6	269,555
North Carolina	5,666	5.0	7	894,465	6,195	5.8	8	894,465	6,112	6.4	8	894,465
South Carolina	4,638	4.1	2	424,683	4,626	4.3	2	424,683	4,627	4.9	2	424,683
Minnesota	3,790	3.3	6	281,248	3,783	3.5	6	281,248	3,734	3.9	6	281,248
All Other States	25,225	22.0	38	4,368,164	24,145	22.8	31	3,439,238	23,261	24.6	32	3,563,994
	$114,387	100.0%	122	14,242,008	$106,798	100.0%	110	11,726,996	$94,799	100.0%	107	11,452,159

The following table summarizes lease revenue by tenant industries for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	For the year ended December 31,
	2019		2018		2017
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$19,091	16.7%	$16,366	15.4%	$15,894	16.8%
Diversified/Conglomerate Services	15,330	13.4	14,440	13.5	10,568	11.1
Automobile	15,115	13.2	12,930	12.1	11,230	11.8
Healthcare	13,209	11.5	12,944	12.1	13,815	14.6
Banking	7,873	6.9	8,322	7.8	3,159	3.3
Information Technology	6,154	5.4	6,106	5.7	6,127	6.5
Personal, Food & Miscellaneous Services	5,995	5.2	5,990	5.6	4,735	5.0
Diversified/Conglomerate Manufacturing	5,191	4.5	5,064	4.7	5,027	5.3
Electronics	4,539	4.0	4,289	4.0	4,323	4.6
Buildings and Real Estate	4,102	3.6	4,555	4.3	3,371	3.6
Chemicals, Plastics & Rubber	3,124	2.7	2,937	2.8	2,952	3.1
Machinery	2,816	2.5	2,278	2.1	2,278	2.4
Beverage, Food & Tobacco	2,811	2.5	1,503	1.4	2,103	2.2
Personal & Non-Durable Consumer Products	2,420	2.1	2,684	2.5	2,657	2.8
Childcare	2,225	1.9	2,224	2.1	2,225	2.3
Containers, Packaging & Glass	2,035	1.8	1,826	1.7	1,820	1.9
Printing & Publishing	1,202	1.1	1,150	1.1	1,325	1.4
Education	660	0.6	660	0.6	660	0.7
Home & Office Furnishings	495	0.4	530	0.5	530	0.6
Total	$114,387	100.0%	$106,798	100.0%	$94,799	100.0%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq, under the symbol “GOOD.” Since our inception in 2003, we have never reduced our per-share distributions nor have we missed payment of a scheduled distribution to our common stockholders. Our Board of Directors regularly evaluates our per share distribution payments as they monitor the capital markets and the impact that the economy has upon us. The decision whether to authorize and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole and absolute discretion of our Board of Directors in light of conditions then existing, including our earnings, taxable income, FFO, financial condition, liquidity, capital requirements, debt maturities, the availability of capital, contractual prohibitions or other restrictions, applicable REIT and legal restrictions and general overall economic conditions and other factors. While the statements above concerning our distribution policy represent our current expectations, any actual distribution payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual number of common shares then outstanding, and any common distribution payable may vary from such expected amounts.

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

A covenant in the agreement governing our Credit Facility requires us to, among other things, limit our distributions to stockholders to 98% of our FFO, excluding extraordinary or non-routine items, and continued compliance with this covenant may require us to limit our distributions to stockholders in the future. For a discussion of our Credit Facility, including the financial and operating covenants required for us to access this source of financing, see “Risk Factors – Our Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility ” herein.

As of February 5, 2020, there were 24,752 beneficial owners of our common stock.

We pay distributions on shares of our Senior Common Stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Senior Common Stock is not traded on any exchange or automated quotation system.

As of February 5, 2020, there were 262 beneficial owners of our Senior Common Stock.

Sale of Unregistered Securities

We did not sell unregistered shares of stock during the fiscal year ended December 31, 2019.

Issuer Purchaser of Equity Securities

We did not purchase any of our equity securities in the fourth quarter ended December 31, 2019.

Stock Performance Graph

The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with the Standard and Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT All REIT Index (“FNAR”), which is a market capitalization-weighted index that includes all REITs that are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market List. The stock performance graph assumes $100 was invested on December 31, 2014.

	At December 31,
	2014	2015	2016	2017	2018	2019
GOOD	$100.00	$92.24	$139.25	$156.67	$144.23	$188.82
S&P 500	100.00	102.04	114.01	137.85	135.34	172.00
FNAR	100.00	102.29	111.78	122.14	117.14	150.02

Item 6. Selected Financial Data.

The following selected financial data as of and for each of the fiscal years ended December 31, 2019, 2018, 2017, 2016 and 2015 is derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	For the year ended December 31, (Dollars in Thousands, Except Per Share Amounts)
	2019	2018	2017	2016	2015
Operating Data:
Total operating revenue	$114,387	$106,798	$94,799	$86,372	$83,766
Total operating expenses	(80,231)	(71,137)	(68,337)	(55,595)	(50,965)
Other expense, net	(24,615)	(23,337)	(20,525)	(26,819)	(29,205)
Net income	$9,541	$12,324	$5,937	$3,958	$3,596
Dividends attributable to preferred stock	(10,822)	(10,416)	(9,890)	(6,645)	(4,094)
Series A and Series B Preferred Stock offering costs write off	(2,674)	—	—	—	—
Dividends attributable to Senior Common Stock	(892)	(931)	(986)	(1,011)	(1,007)
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(4,847)	$977	$(4,939)	$(3,698)	$(1,505)
Share and Per Share Data:
(Loss) income per weighted average common share and Non-controlling OP Unit- basic & diluted	$(0.16)	$0.03	$(0.19)	$(0.16)	$(0.07)
Weighted average common shares outstanding-basic & diluted	30,695,902	28,675,934	26,358,237	23,193,962	21,159,597
Weighted average Non-controlling OP Units outstanding	700,924	128,233	—	—	—
Weighted average common shares and Non-controlling OP Units outstanding	31,396,826	28,804,167	26,358,237	23,193,962	21,159,597
Cash dividends declared per common share and Non-controlling OP Unit	$1.50	$1.50	$1.50	$1.50	$1.50
Supplemental Data:
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(4,847)	$977	$(4,939)	$(3,698)	$(1,505)
Add: Real estate depreciation and amortization	52,039	47,620	42,795	37,517	35,288
Add: Impairment charge	1,813	—	6,835	2,016	622
Less: Gain on sale of real estate, net	(2,952)	(2,763)	(3,993)	(242)	(1,538)
Funds from operations available to common stockholders and Non-controlling OP Unitholders (1)	$46,053	$45,834	$40,698	$35,593	$32,867
Add: Series A and B Preferred Stock offering costs write off	2,674	—	—	—	—
Funds from operations available to common stockholders and Non-controlling OP Unitholders, as adjusted for comparability (1)	$48,727	$45,834	$40,698	$35,593	$32,867
Balance Sheet Data:
Real estate, held for use, before accumulated depreciation	$1,056,978	$946,649	$893,853	$821,749	$708,377
Total assets (2)	$1,039,508	$938,775	$928,454	$851,742	$827,184
Mortgage notes payable, net, term preferred stock, net, term loan facility, net & revolving credit facility, net (2)	$626,594	$566,059	$542,627	$509,395	$563,432
Total equity and mezzanine equity	$363,190	$340,017	$350,230	$310,620	$233,871
Total common shares outstanding	32,593,651	29,254,899	28,384,016	24,882,758	22,485,607
Total Non-controlling OP Units outstanding	479,637	742,937	—	—	—
Total common shares and Non-controlling OP Units outstanding	33,073,288	29,997,836	28,384,016	24,882,758	22,485,607

(1)
The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relevant non-GAAP supplemental measure of operating performance of an equity REIT, to recognize that income-producing real estate historically has not depreciated on the same basis determined under GAAP. FFO, as defined by NAREIT, is net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment losses on property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operating activities in accordance with GAAP, which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income and should not be considered an alternative to net income as an indication of our performance or to cash flows from operations as a measure of liquidity or ability to make distributions. Comparison of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

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

We also present FFO available to our common stockholders and Non-controlling OP Unitholders as adjusted for comparability as an additional supplemental measure, as we believe it is more reflective of our core operating performance, and provides investors and analysts an additional measure to compare our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. FFO as adjusted for comparability is generally calculated as FFO available to common stockholders and Non-controlling OP Unitholders, excluding certain non-recurring and non-cash income and expense adjustments, which management believes are not reflective of the results within our operating real estate portfolio.

The following table provides a reconciliation of our FFO and FFO as adjusted for comparability for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 to the most directly comparable GAAP measure, net income (loss), and a computation of basic and diluted FFO and diluted FFO as adjusted for comparability per weighted average total share:

	For the twelve months ended December 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2019	2018	2017	2016	2015
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$9,541	$12,324	$5,937	$3,958	$3,596
Less: Distributions attributable to preferred and senior common stock	(14,388)	(11,347)	(10,876)	(7,656)	(5,101)
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(4,847)	$977	$(4,939)	$(3,698)	$(1,505)
Adjustments:
Add: Real estate depreciation and amortization	52,039	47,620	42,795	37,517	35,288
Add: Impairment charge	1,813	—	6,835	2,016	622
Less: Gain on sale of real estate, net	(2,952)	(2,763)	(3,993)	(242)	(1,538)

FFO available to common stockholders and Non-controlling OP Unitholders - basic	$46,053	$45,834	$40,698	$35,593	$32,867
Weighted average common shares outstanding - basic	30,695,902	28,675,934	26,358,237	23,193,962	21,159,597
Weighted average Non-controlling OP Units outstanding	700,924	128,233	—	—	—
Total common shares and Non-controlling OP Units	31,396,826	28,804,167	26,358,237	23,193,962	21,159,597
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$1.47	$1.59	$1.54	$1.53	$1.55
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$9,541	$12,324	$5,937	$3,958	$3,596
Less: Distributions attributable to preferred and senior common stock	(14,388)	(11,347)	(10,876)	(7,656)	(5,101)
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(4,847)	$977	$(4,939)	$(3,698)	$(1,505)
Adjustments:
Add: Real estate depreciation and amortization	52,039	47,620	42,795	37,517	35,288
Add: Impairment charge	1,813	—	6,835	2,016	622
Add: Income impact of assumed conversion of senior common stock	892	931	986	1,011	1,007
Less: Gain on sale of real estate, net	(2,952)	(2,763)	(3,993)	(242)	(1,538)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$46,945	$46,765	$41,684	$36,604	$33,874
Weighted average common shares outstanding - basic	30,695,902	28,675,934	26,358,237	23,193,962	21,159,597
Weighted average Non-controlling OP Units outstanding	700,924	128,233	—	—	—
Effect of convertible senior common stock	674,611	724,336	753,881	800,116	782,957
Weighted average common shares and Non-controlling OP Units outstanding - diluted	32,071,437	29,528,503	27,112,118	23,994,078	21,942,554
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$1.46	$1.58	$1.54	$1.53	$1.54
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit, as adjusted for comparability
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$46,945	$46,765	$41,684	$36,604	$33,874
Add: Series A and B preferred stock offering costs write off	2,674	—	—	—	—
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions, as adjusted for comparability	$49,619	$46,765	$41,684	$36,604	$33,874
Weighted average common shares and Non-controlling OP Units outstanding - diluted	32,071,437	29,528,503	27,112,118	23,994,078	21,942,554
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit, as adjusted for comparability (1)	$1.55	$1.58	$1.54	$1.53	$1.54
Distributions declared per share of common stock and Non-controlling OP Unit	$1.50	$1.50	$1.50	$1.50	$1.50

(1)
Diluted FFO available to common stockholders and Non-controlling OP Unitholders was not previously adjusted for the income impact of the assumed conversion of Senior Common Stock, in accordance with Accounting Standards Codification (“ASC”) 260, (“Earnings per Share”). This adjustment has increased Diluted FFO available to common stockholders and Non-controlling OP Unitholders for the year ended December 31, 2015 by $0.04 per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

General

We are an externally-advised REIT that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and office mortgage loans; however, we do not have any mortgage loans receivable currently outstanding. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements primarily for real estate having net leases with remaining terms of approximately seven to 15 years and built in rental rate increases Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

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

As of February 12, 2020:

•	we owned 122 properties totaling 14.6 million square feet of rentable space in 28 states;

•	our occupancy rate was 97.0%;

•	the weighted average remaining term of our mortgage debt was 5.2 years and the weighted average interest rate was 4.4%; and

•	the average remaining lease term of the portfolio was 7.2 years;

Business Environment

In the U.S. vacancy rates have decreased for both office and industrial properties in most markets, as increased user demand has led to improved conditions. Vacancy rates in many markets have been reduced to levels last seen at the peak before the most recent U.S. recession and rental rates have increased in most primary and secondary markets. Reports from national research firms reflect that the industrial supply and demand relationship still appears to be in equilibrium, but that office supply and demand in select markets may be moving towards a slight increase in vacancy. Interest rates have been volatile and although interest rates are still low by historical standards, lenders have varied on their required spreads over the last several quarters; however, they appear to have somewhat stabilized with recent Federal Reserve announcements. Third quarter 2019 statistics reflect that single property listings and investment sales volume are lower as compared to the prior year’s same period. Additionally, preliminary research data suggests that the fourth quarter 2019 investment volume may be less than that of the same quarter for 2018. Completing the eleventh year of the current cycle, some national research firms are estimating that both pricing and investment sales volume may be peaking, with the possible exception of industrial properties.

From a macro-economic perspective, the strength of the global economy and U.S. economy continue to be uncertain. The long-term impact of tax reform in the U.S. continues to be unknown at this time, although the lowering of the corporate tax rate is generally expected to be beneficial and the overall U.S. economy appears to be healthy. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term as well as other geo-political issues has increased domestic and global instability. These developments could cause interest rates and borrowing costs to rise, which may adversely affect our ability to access both the equity and debt markets and could have an adverse effect on our tenants as well.

All of our variable rate debt is based upon the one month LIBOR rate, although LIBOR is currently anticipated to be phased out during late 2021. LIBOR is expected to transition to a new standard rate, SOFR, which will incorporate repo data collected from multiple data sets. The intent is to adjust the SOFR to minimize differences between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition, as we cannot assess whether SOFR will become a standard rate for variable rate debt. Any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based debt, or the value of our portfolio of LIBOR-indexed, floating-rate debt.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we only have two partially vacant buildings and three fully vacant buildings, with one of these fully vacant buildings classified as held for sale as of December 31, 2019.

We have eight leases expiring in 2020, which account for 8.0% of lease revenue recognized during the year ended December 31, 2019, 12 leases expiring in 2021, which account for 7.9% of lease revenue recognized during the year ended December 31, 2019, and eight leases expiring in 2022, which account for 5.8% of lease revenue recognized during the year ended December 31, 2019.

Our available vacant space at December 31, 2019 represents 3.0% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $1.1 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, and borrowings under our Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the CMBS market, to issue mortgages to finance our real estate activities.

In addition to obtaining funds through borrowing, we were active in the equity markets during 2019 by issuing shares of common stock under our ATM Programs, pursuant to our Common Stock Sales Agreement with the Common Stock Sales Agents, discussed in more detail below, and formerly with Cantor. We also completed an underwritten public offering for our newly designated Series E Preferred stock and entered into an at-the-market program for the Series E Preferred Stock pursuant to our Series E Preferred Stock Sales Agreement with the Series E Preferred Stock Sales Agents.

Recent Developments

2019 Sale Activity

During the year ended December 31, 2019, we continued to execute our capital recycling program, whereby we sell non-core properties and redeploy proceeds to fund property acquisitions in our target secondary growth markets, as well as repay outstanding debt. We will continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2019, we sold one non-core property, located in Maitland, Florida, which is detailed in the table below (dollars in thousands):

Aggregate Square Footage Sold	Sales Price	Sales Costs	Gain on Sale of Real Estate, net
50,000	$6,850	$532	$2,952

2019 Acquisition Activity

During the year ended December 31, 2019, we acquired 18 properties, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs	Aggregate Annualized GAAP Rent	Aggregate Mortgage Debt Issued or Assumed
2,562,483	12.8 Years	$130,313	$1,231	$10,009	$37,410

On January 8, 2020, we purchased a 64,800 square foot industrial property in Indianapolis, Indiana for $5.3 million. This property is fully leased to three tenants with a weighted average lease term of 7.2 years.

On January 27, 2020, we purchased a 320,838 square foot, three building industrial portfolio with location in Houston, Texas; Charlotte, North Carolina; and St. Charles, Missouri for $34.7 million. This industrial portfolio is fully leased to one tenant on a 20 year lease term.

2019 Leasing Activities

During the year ended December 31, 2019, we executed six lease extensions and/or modifications, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term		Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
266,021	9.0 years	(1)	$3,739	$2,215	$1,312

(1)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have terms ranging from 5.0 years to 11.5 years.

On January 9, 2020, a tenant in one of our Springfield, Missouri properties renewed their lease for an additional five years, with a new maturity date of May 31, 2026.

On January 23, 2020, the tenant in our Englewood, Colorado property renewed their lease for an additional five years, with a new maturity date of December 31, 2026

During the year ended December 31, 2019, we had three lease contractions, which are aggregated below (dollars in thousands):

Year Ended		Aggregate Square Footage Reduced	Aggregate Square Footage Remaining	Aggregate Termination Fee
December 31, 2019	(1)	111,309	39,417	$301

(1)
A tenant in one of our Columbus, Ohio properties exercised a lease termination option effective October 31, 2019. In connection with this termination, we earned a termination fee of $0.1 million, which was recognized through lease revenue on the consolidated statements of operations and comprehensive income. The tenant in our Fridley, Minnesota property executed a termination agreement to vacate the property on March 31, 2020. In connection with the early termination, we will earn a termination fee of $0.2 million, which is recognized through lease revenue on the consolidated statements of operations and comprehensive income through the remaining lease term. The tenant in one of our Mason, Ohio properties executed a lease contraction in conjunction with a lease renewal. At the conclusion of their current lease term on June 30, 2020, they will continue to lease 39,417 square feet through June 30, 2030.

2019 Financing Activity

During the year ended December 31, 2019, we partially repaid one mortgage collateralized by three properties, releasing one of the collateralized properties that we sold on January 31, 2019, and fully repaid four mortgages collateralized by eight properties, all of which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$31,385	4.55%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$13,600	LIBOR +	2.47%

During the year ended December 31, 2019, we issued 11 mortgages, collateralized by 11 properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$69,650	(1)	3.90%

(1)
We issued $10.6 million of fixed rate debt in connection with one property acquired on December 27, 2018, with a maturity date of February 8, 2029. The interest rate is fixed at 4.7% for the first seven years of the mortgage. After the fixed interest rate period expires, we have the option to adjust the interest rate to a fixed interest rate equal to 1.8%, plus the three-year treasury rate per annum, or a variable interest rate equal to 1.8%, plus the 30 day LIBOR rate per annum. On May 31, 2019, we issued $21.6 million of floating rate debt swapped to fixed rate debt of 3.42% in connection with refinancing mortgage debt on one property with a new maturity date of June 1, 2024. We issued $8.9 million of fixed rate debt in connection with our June 18, 2019 property acquisition with a maturity date of June 18, 2024 and a rate of 4.35%. We issued $4.8 million of fixed rate debt in connection with our December 16, 2019 property acquisition with a maturity date of December 10, 2026 and a rate of 3.97%. We issued $4.2 million of fixed rate debt in connection with our December 17, 2019 property acquisition with a maturity date of December 17, 2026 and a rate of 3.97%. We issued an aggregate of $19.5 million of fixed rate debt in connection with our six property portfolio acquisition December 17, 2019, with a maturity date of January 1, 2027 and a rate of 3.75%.

On January 27, 2020, we issued an aggregate of $18.3 million of fixed rate debt in connection with the three property industrial portfolio acquired on this same date. The maturity date is February 1, 2030 and the interest rate is 3.625%.

During the year ended December 31, 2019, we extended the maturity dates of two mortgages, collateralized by four properties, which are summarized below (dollars in thousands):

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

2019 Equity Activities

Common Stock ATM Program

On December 3, 2019, we entered into the Common Stock Sales Agreement, with the Common Stock Sales Agents, pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million. Previously, we had a common stock ATM program with Cantor that was terminated upon entering into the Common Stock Sales Agreement. Under these programs, during the year ended December 31, 2019, we sold 3.0 million shares of common stock, raising $64.5 million in net proceeds. As of December 31, 2019, we had a remaining capacity to sell up to $237.5 million of common stock under the Common Stock Sales Agreement. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Series A and B Preferred Stock ATM Programs

Previously, under another open market sales agreement with Cantor (the “Series A and B Preferred ATM Program”), we could, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), having an aggregate offering price of up to $40.0 million, through Cantor, acting as sales agent and/or principal. We did not sell any shares of our Series A or Series B Preferred Stock during the year ended December 31, 2019.

On October 28, 2019, we terminated the Series A and B Preferred ATM Program with Cantor, as the Series A Preferred and Series B Preferred were fully redeemed on this date.

Series A and B Preferred Stock Redemption

On October 28, 2019, we voluntarily redeemed all 1,000,000 outstanding shares of our Series A Preferred Stock and all 1,264,000 outstanding shares of our Series B Preferred Stock at a redemption price of $25.1506944 per share and $25.1458333 per share, respectively, which represented the liquidation preference per share, plus accrued and unpaid dividends through October 28, 2019 for an aggregate redemption price of approximately $56.9 million. In connection with this redemption, we recognized a $2.7 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred upon issuance of our Series A and B Preferred stock.

Mezzanine Equity

Both our Series D Preferred Stock, and Series E Preferred Stock are classified as mezzanine equity in our consolidated balance sheet because both are redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock is redeemable at the option of the shareholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a change of control or delisting event of greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred Stock and Series E Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50% is remote.

Under a third open market sales agreement with Cantor (the “Series D Preferred ATM Program”), we could, from time to time, offer to sell shares of our Series D Preferred Stock, having an aggregate offering price of up to $50.0 million through Cantor, acting as sales agent and/or principal. We did not sell any Series D Preferred stock during the year ended December 31, 2019. We have not allocated any funds on our Universal Shelf (defined below) towards the Series D Preferred ATM Program.

Series E Preferred Stock

On October 4, 2019, we completed an underwritten public offering of 2,760,000 shares of our newly designated Series E Preferred Stock at a public offering price of $25.00 per share, raising $69.0 million in gross proceeds and approximately $66.6 million in net proceeds, after payment of underwriting discounts and commissions. We used the net proceeds from this offering to redeem all outstanding shares of our Series A Preferred Stock and Series B Preferred Stock, and pay down our Credit Facility.

On December 3, 2019, we entered into the Series E Preferred Stock Sales Agreement with the Series E Preferred Stock Sales Agents, pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2019.

Amendments to Articles of Incorporation

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

On September 27, 2019, the Company filed with the Maryland State Department of Assessments and Taxation the Articles Supplementary (i) setting forth the rights, preferences and terms of its newly designated Series E Preferred Stock and (ii) reclassifying and designating 4,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series E Preferred Stock. The reclassification decreased the number of shares classified as common stock from 87,700,000 shares immediately prior to the reclassification to 83,700,000 shares immediately after the reclassification.

On December 2, 2019, the Company filed with the Maryland State Department of Assessments and Taxation the Articles Supplementary reclassifying 2,600,000 authorized but unissued shares of our Series A Preferred Sock as 2,590,000 shares of our Common Stock and 10,000 shares of our Series E Preferred Stock, and reclassifying 2,750,000 authorized but unissued shares of our Series B Preferred Stock as 2,750,000 shares of our Series E Preferred Stock. After giving effect to such reclassifications, we have authorized 86,290,000 shares of common stock, 6,000,000 shares of Series D Preferred Stock, 6,760,000 shares of Series E Preferred Stock and 950,000 shares of Senior Common Stock.

Universal Shelf Registration Statement

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “Universal Shelf”). The Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The Universal Shelf allows us to issue up to $500.0 million of securities. As of December 31, 2019, we had the ability to issue up to $438.0 million under the Universal Shelf.

On January 29, 2020, we filed a universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). Upon its effectiveness, the 2020 Universal Shelf will allow us to issue up to $800.0 million of securities.

Non-controlling Interests in Operating Partnership

As of December 31, 2019 and 2018, we owned approximately 98.6% and 97.5%, respectively, of the outstanding OP Units. On October 30, 2018, we issued 742,937 OP units as partial consideration to acquire a 218,703 square foot, two property portfolio located in Detroit, Michigan for $21.7 million. During November 2019, 263,300 OP units were redeemed for common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2019 and 2018, there were 479,637 and 742,937 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

On January 8, 2020, we issued 23,396 additional OP Units in connection with the Indianapolis, Indiana acquisition that was completed on the same date.

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

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital and Gladstone Investment, both publicly-traded business development companies, as well as Gladstone Land, a publicly-traded REIT that primarily invests in farmland. With the exception of Mr. Michael Sodo, our chief financial officer, Mr. Jay Beckhorn, our treasurer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital and Gladstone Investment. In addition, with the exception of Mr. Cutlip and Mr. Sodo, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land. Mr. Cutlip and Mr. Sodo generally spend all of their time focused on Gladstone Commercial, and do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Base Management Fee

On January 8, 2019, we entered into a Fifth Amended and Restated Investment Advisory Agreement with the Adviser, effective as of October 1, 2018 to clarify that the agreement’s definition of Total Equity includes outstanding OP Units issued to Non-controlling OP Unitholders. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2019 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2020.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2019, 2018, and 2017.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as well as a summary of recently issued accounting pronouncements and their expected impact to our current and future financial statements. There were no material changes to our critical accounting policies during the year ended December 31, 2019.

Allocation of Purchase Price

When we acquire real estate with an existing lease, we allocate the purchase price to (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements and long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations. We adopted ASU 2017-01 and allocate the fair values in accordance with ASC 360, Property Plant and Equipment. All expenses related to the acquisition are capitalized and allocated among the identified assets.

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

Using the methodology discussed above, we evaluated our entire portfolio as of December 31, 2019, for any impairment indicators and performed an impairment analysis on those select properties that had an indication of impairment. We incurred $1.8 million of impairment expense during the year ended December 31, 2019 when we impaired a property we classified as held for sale to be equal to fair market value.

We will continue to monitor our portfolio for any other indicators of impairment.

Results of Operations

The weighted average yield on our total portfolio, which was 8.5% and 8.7% at December 31, 2019 and 2018, respectively, is calculated by taking the annualized straight-line rents, reflected as lease revenue on our consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the year ended December 31, 2019 and 2018 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2019	2018	$ Change	% Change
Operating revenues
Lease revenue	$114,387	$106,798	$7,589	7.1%
Total operating revenues	114,387	106,798	7,589	7.1%
Operating expenses
Depreciation and amortization	52,039	47,620	4,419	9.3%
Property operating expenses	12,592	11,458	1,134	9.9%
Base management fee	5,174	5,054	120	2.4%
Incentive fee	3,688	3,042	646	21.2%
Administration fee	1,690	1,605	85	5.3%
General and administrative	3,235	2,358	877	37.2%
Impairment charge	1,813	—	1,813	100.0%
Total operating expenses	80,231	71,137	9,094	12.8%
Other (expense) income
Interest expense	(28,279)	(26,172)	(2,107)	8.1%
Gain on sale of real estate, net	2,952	2,763	189	6.8%
Other income	712	72	640	888.9%
Total other expense, net	(24,615)	(23,337)	(1,278)	5.5%
Net income	9,541	12,324	(2,783)	(22.6)%
Distributions attributable to Series A, B, D, and E preferred stock	(10,822)	(10,416)	(406)	3.9%
Series A and B preferred stock offering costs write off	(2,674)	—	(2,674)	100.0%
Distributions attributable to senior common stock	(892)	(931)	39	(4.2)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(4,847)	$977	$(5,824)	(596.1)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders per weighted average share of total stock - basic & diluted	$(0.16)	$0.03	$(0.19)	(633.3)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$46,053	$45,834	$219	0.5%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted	$46,945	$46,765	$180	0.4%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted, as adjusted for comparability	$49,619	$46,765	$2,854	6.1%
(Loss) gain per weighted average share of common stock and Non-controlling OP Unit - basic & diluted	$(0.16)	$0.03	$(0.19)	(633.3)%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic	$1.47	$1.59	$(0.12)	(7.5)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted	$1.46	$1.58	$(0.12)	(7.6)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted, as adjusted for comparability	$1.55	$1.58	$(0.03)	(1.9)%

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2018, which have not been subsequently vacated or disposed. Acquired and disposed properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2017. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2018.

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Lease Revenues	2019	2018	$ Change	% Change
Same Store Properties	$97,509	$97,081	$428	0.4%
Acquired & Disposed Properties	10,424	3,985	6,439	161.6%
Properties with Vacancy	6,454	5,732	722	12.6%
	$114,387	$106,798	$7,589	7.1%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the year ended December 31, 2019, primarily due to increased operating expense recoveries from leases with base year expense stops at certain of our properties that were running above their base year, coupled with increased operating expense recoveries from amortizing capital improvements paid for by our tenants at certain properties. Lease revenues increased for acquired and disposed of properties for the year ended December 31, 2019, as compared to the year ended December 31, 2018, because we acquired 18 properties during the year ended December 31, 2019, and we included a full year of lease revenues recorded in 2019 for five properties acquired during the year ended December 31, 2018, offset by a decrease in lease revenues from the one property we sold during 2019. Lease revenues increased for properties with vacancy, as we were able to successfully lease previously vacant space in these properties and collect lease termination fees at certain of these properties.

Operating Expenses

Depreciation and amortization increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to recognizing a full year of depreciation for the five properties acquired during the year ended December 31, 2018, as well as increased depreciation expense from the 18 properties acquired during the year ended December 31, 2019, partially offset by a decrease in depreciation expense for the one property sold during the year ended December 31, 2019.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2019	2018	$ Change	% Change
Same Store Properties	$10,119	$9,479	$640	6.8%
Acquired & Disposed Properties	1,264	767	497	64.8%
Properties with Vacancy	1,209	1,212	(3)	(0.2)%
	$12,592	$11,458	$1,134	9.9%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the year ended December 31, 2019, as compared to the year ended December 31, 2018, is primarily a result of an increase in our property operating expenses at our base year expense stop leased properties. The increase in property operating expenses on acquired and disposed of properties for the year ended December 31, 2019, as compared to the year ended December 31, 2018, is a result of property operating expenses on the 18 properties we acquired during the year ended December 31, 2019, coupled with a full year of property operating expenses for the five properties acquired during the year ended December 31, 2018, partially offset by a decrease in property operating expenses for the one property sold during the year ended December 31, 2019.

The base management fee paid to the Adviser increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to an increase in total equity, the main component of the base management fee calculation. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was primarily due to an increase in lease revenues from the 18 properties acquired during the year ended December 31, 2019, coupled with a full year of lease revenues from the five properties acquired during the year ended December 31, 2018, partially offset by an increase in property operating expenses resulting from our lease portfolio containing additional base year leases. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase is a result of the Company using a greater share of the Administrator’s resources for the year ended December 31, 2019, as compared to the year ended December 31, 2018, coupled with an overall increase in the cost of such services. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily as a result of an increase in legal, accounting and due diligence expenses.

The impairment charge during the year ended December 31, 2019 resulted from an impairment recorded on our Charlotte, North Carolina property as we determined a portion of the carrying value of this property was unrecoverable through our held for sale analysis of this property where we impaired this property to fair market value. We did not recognize an impairment charge during the year ended December 31, 2018.

Other Income and Expenses

Interest expense increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase is primarily a result of an increase in borrowings on our Credit Facility coupled with increased mortgage borrowings.

The gain on sale of real estate, net, during the year ended December 31, 2019 is a result of a gain on sale from one property. The gain on sale of real estate, net, during the year ended December 31, 2018 was a result of the sale of three of our properties.

Other income increased during the year ended December 31, 2019, as compared to the year ended December 31, 2018, from settlement income earned from certain tenants vacating our properties.

Net (Loss) Income (Attributable) Available to Common Stockholders and Non-controlling OP Unitholders

Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily because of an increase in operating expenses due to increases in depreciation and amortization expense and an impairment charge on one property coupled with an increase in interest expense due to higher average Credit Facility balances and a write off of our Series A and Series B Preferred Stock offering costs, due to our voluntary redemption of these shares. This is partially offset by an increase in lease revenues due to our acquisition of 18 properties during the year ended December 31, 2019.

A discussion of the results of operations for the year ended December 31, 2017 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 13, 2019, which is available free of charge on the SECs website at www.sec.gov and on the investor relations section of our website at www.GladstoneCommercial.com

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowing capacity under our Revolver and issuing additional equity securities. Our available liquidity as of December 31, 2019, was $27.3 million, including $6.8 million in cash and cash equivalents and an available borrowing capacity of $20.5 million under our Revolver. Our available borrowing capacity under the Revolver has increased to $34.6 million as of February 12, 2020.

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

Equity Capital

The following table summarizes net proceeds raised from our various equity sales during the year ended December 31, 2019 (dollars in thousands, except for share price):

	Net Proceeds	Number of Shares Sold	Weighted Average Share Price
Common Stock ATM Program	$64,541	3,025,727	$21.66
Series E Preferred Stock Public Offering	66,555	2,760,000	25.00
	$131,096	5,785,727

As of February 12, 2020, we had the ability to raise up to $409.7 million of additional equity capital through the sale and issuance of securities that are registered under our Universal Shelf, in one or more future public offerings. Of the $409.7 million capacity under our Universal Shelf, approximately $209.2 million is reserved for additional sales under our Common ATM Program, and approximately $100.0 million is reserved for additional sales under our Series E Preferred ATM Program as of February 12, 2020. We have the ability to raise an additional $800.0 million of equity capital under the 2020 Universal Shelf filed on January 29, 2020. We expect to continue to use our ATM Programs as a source of liquidity during 2020.

Debt Capital

As of December 31, 2019, we had 54 mortgage notes payable in the aggregate principal amount of $457.9 million, collateralized by a total of 70 properties with a remaining weighted average maturity of 5.7 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2019 was 4.5%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of December 31, 2019, we had mortgage debt in the aggregate principal amount of $31.3 million payable during 2020 and $38.6 million payable during 2021. The 2020 principal amounts payable include both amortizing principal payments and four balloon principal payments. We anticipate being able to refinance our mortgages that come due during 2020 and 2021 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. We have successfully repaid $45.0 million of debt over the past 12 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Credit Facility, as well as additional funds generated from our July 2019 Credit Facility amendment, which resulted in us expanding our Term Loan from $75.0 million to $160.0 million, inclusive of a delayed draw component whereby we can incrementally borrow on the Term Loan up to the $160.0 million commitment and increasing our Revolver from $85.0 million to $100.0 million.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2019, was $60.2 million, as compared to net cash provided by operating activities of $55.6 million for the year ended December 31, 2018. This increase was primarily a result of an increase in operating revenues received from the properties acquired during the past 12 months, partially offset by an increase in interest expense due to higher borrowings on our Credit Facility, higher mortgage borrowings, and increased property operating expenses resulting from base year leases added to our lease portfolio. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. The increase in operating expense recoveries is a result of buying properties with base year expense stops, whereby the operating expenses are offset by a like amount of expense recovery income that is included in the first year gross rental income. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2019, was $132.0 million, which primarily consisted of the acquisition of 18 properties and tenant improvements performed at certain of our properties, partially offset by proceeds from the sale of real estate. Net cash used in investing activities during the year ended December 31, 2018, was $34.4 million, which primarily consisted of the acquisition of five properties, partially offset by proceeds from sale of real estate.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2019, was $74.2 million, which primarily consisted of proceeds from our common stock and Series E Preferred Stock offerings, mortgage borrowings on new acquisitions and borrowings on our Credit Facility, partially offset by distributions paid to our stockholders and Non-controlling OP Unitholders. Net cash used in financing activities for the year ended December 31, 2018, was $21.2 million, which primarily consisted of repayments of outstanding mortgage principal coupled with distributions paid to our stockholders and Non-controlling OP Unitholders, partially offset by borrowings on our Credit Facility.

Credit Facility

On July 2, 2019, we amended, extended and upsized our Credit Facility, expanding the Term Loan from $75.0 million to $160.0 million, inclusive of a delayed draw component whereby we can incrementally borrow on the Term Loan up to the $160.0 million commitment, and increasing the Revolver from $85.0 million to $100.0 million. The Term Loan has a new five-year term, with a maturity date of July 2, 2024, and the Revolver has a new four-year term, with a maturity date of July 2, 2023. The interest rate margin for the Credit Facility was reduced by 10 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on the amended Term Loan, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. We used the net proceeds derived from the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $1.3 million in connection with the Credit Facility amendment. The bank syndicate for the Credit Facility is now comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association.

As of December 31, 2019, there was $174.7 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.38% and $12.0 million outstanding under letters of credit at a weighted average interest rate of 1.65%. As of February 12, 2020, the maximum additional amount we could draw under the Credit Facility was $34.6 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2019.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$632,622	$31,259	$145,487	$294,256	$161,620
Interest on Debt Obligations (2)	113,512	25,508	46,428	26,653	14,923
Operating Lease Obligations (3)	10,216	466	966	985	7,799
Purchase Obligations (4)	1,397	1,397	—	—	—
	$757,747	$58,630	$192,881	$321,894	$184,342

(1)
Debt obligations represent borrowings under our Revolver, which represents $52.4 million of the debt obligation due in 2023, our Term Loan, which represents $122.3 million of the debt obligation due in 2024, and mortgage notes payable that were outstanding as of December 31, 2019. This figure does not include $(0.2) million of premiums and (discounts), net, and $5.8 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, and borrowings under Term Loan, net, on the consolidated balance sheet.

(2)
Interest on debt obligations includes estimated interest on our borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of December 31, 2019.

(3)	Operating lease obligations represent the ground lease payments due on four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at four of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have entered into interest rate swaps whereby we pay a fixed interest rate to our respective counterparty, and receive one month LIBOR in return. For details regarding our rate cap agreements and our interest rate swap agreements see Note 6 – Mortgage Notes Payable and Credit Facility of the accompanying consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2019, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1% decrease in the one month LIBOR as of December 31, 2019. As of December 31, 2019, our effective average LIBOR was 1.76%. Given that a 2% or 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below.

	(Dollars in Thousands)
Interest Rate Change	(Decrease) increase to Interest Expense	Net Increase (decrease) to Net Income
1% Decrease to LIBOR	(2,230)	2,230
1% Increase to LIBOR	2,058	(2,058)
2% Increase to LIBOR	2,665	(2,665)
3% Increase to LIBOR	3,204	(3,204)

As of December 31, 2019, the fair value of our mortgage debt outstanding was $466.1 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2019, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $17.3 million and $18.4 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2019.

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

As of December 31, 2019, approximately $412.8 million of our debt bore interest at fixed rates, as shown in the future principal debt payment table below (dollars in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Fixed rate	$10,931	$30,232	$98,762	$62,908	$48,318	$161,620	$412,771
Variable rate	$20,328	$8,322	$8,171	$60,730	$122,300	$—	$219,851
	$31,259	$38,554	$106,933	$123,638	$170,618	$161,620	$632,622

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 12, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Commercial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gladstone Commercial Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
February 12, 2020

We have served as the Company’s auditor since 2003.

Gladstone Commercial Corporation
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2019	December 31, 2018
ASSETS
Real estate, at cost	$1,056,978	$946,649
Less: accumulated depreciation	207,523	178,257
Total real estate, net	849,455	768,392
Lease intangibles, net	115,465	111,448
Real estate and related assets held for sale, net	3,990	4,151
Cash and cash equivalents	6,849	6,591
Restricted cash	4,639	2,491
Funds held in escrow	7,226	6,010
Right-of-use assets from operating leases	5,794	—
Deferred rent receivable, net	37,177	34,771
Other assets	8,913	4,921
TOTAL ASSETS	$1,039,508	$938,775
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$453,739	$441,346
Borrowings under Revolver, net	51,579	50,084
Borrowings under Term Loan, net	121,276	74,629
Deferred rent liability, net	19,322	17,305
Operating lease liabilities	5,847	—
Asset retirement obligation	3,137	2,875
Accounts payable and accrued expenses	5,573	2,704
Liabilities related to assets held for sale, net	21	—
Due to Adviser and Administrator (1)	2,904	2,523
Other liabilities	12,920	7,292
TOTAL LIABILITIES	$676,318	$598,758
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D and E redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 12,760,000 and 6,000,000 shares authorized; and 6,269,555 and 3,509,555 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively (3)	$152,153	$85,598
TOTAL MEZZANINE EQUITY	$152,153	$85,598
EQUITY
Series A and B redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 0 and 5,350,000 shares authorized and 0 and 2,264,000 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively (3)	$—	$2
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 806,435 and 866,259 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively (3)	1	1
Common stock, par value $0.001 per share, 86,290,000 and 87,700,000 shares authorized and 32,593,651 and 29,254,899 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively (3)	32	29
Additional paid in capital	571,205	559,977
Accumulated other comprehensive income	(2,126)	(148)
Distributions in excess of accumulated earnings	(360,978)	(310,117)
TOTAL STOCKHOLDERS' EQUITY	$208,134	$249,744
OP Units held by Non-controlling OP Unitholders (3)	2,903	4,675
TOTAL EQUITY	$211,037	$254,419
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,039,508	$938,775

(1)	Refer to Note 2 “Related-Party Transactions”

(2)	Refer to Note 9 “Commitments and Contingencies”

(3)	Refer to Note 10 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)

	For the year ended December 31,
	2019	2018	2017
Operating revenues
Lease revenue	$114,387	$106,798	$94,799
Total operating revenues	$114,387	$106,798	$94,799
Operating expenses
Depreciation and amortization	$52,039	$47,620	$42,795
Property operating expenses	12,592	11,458	7,688
Base management fee (1)	5,174	5,054	4,959
Incentive fee (1)	3,688	3,042	2,422
Administration fee (1)	1,690	1,605	1,272
General and administrative	3,235	2,358	2,366
Impairment charge	1,813	—	6,835
Total operating expenses	$80,231	$71,137	$68,337
Other (expense) income
Interest expense	$(28,279)	$(26,172)	$(24,570)
Gain on sale of real estate, net	2,952	2,763	3,993
Other income	712	72	52
Total other expense, net	$(24,615)	$(23,337)	$(20,525)
Net income	$9,541	$12,324	$5,937
Net loss (income) attributable to OP Units held by Non-controlling OP Unitholders	87	(4)	—
Net income attributable to the Company	$9,628	$12,320	$5,937
Distributions attributable to Series A, B, D, and E preferred stock	(10,822)	(10,416)	(9,890)
Series A and B Preferred Stock offering costs write off	(2,674)	—	—
Distributions attributable to senior common stock	(892)	(931)	(986)
Net (loss) income (attributable) available to common stockholders	$(4,760)	$973	$(4,939)
(Loss) earnings per weighted average share of common stock - basic & diluted
(Loss) earnings (attributable) available to common shareholders	$(0.16)	$0.03	$(0.19)
Weighted average shares of common stock outstanding
Basic and Diluted	30,695,902	28,675,934	26,358,237
Distributions declared per common share	$1.50	$1.50	$1.50
Earnings per weighted average share of senior common stock	$1.05	$1.05	$1.05
Weighted average shares of senior common stock outstanding - basic	849,348	887,081	938,779
Comprehensive income
Change in unrealized (loss) gain related to interest rate hedging instruments, net	$(1,978)	$(183)	$35
Other Comprehensive (loss) income	(1,978)	(183)	35
Net income	$9,541	$12,324	$5,937
Comprehensive income	$7,563	$12,141	$5,972
Comprehensive loss (income) attributable to OP Units held by Non-controlling OP Unitholders	87	(4)	—
Total comprehensive income attributable to the Company	$7,650	$12,137	$5,972

(1)	Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Equity
(Dollars in Thousands)

	Series A and B Preferred Stock	Common Stock	Senior Common Stock	Series A and B Preferred Stock	Senior Common Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2016	2,264,000	24,882,758	959,552	$2	$1	$25	$463,436	$—	$(223,587)	$239,877	$—	$239,877
Issuance of Series A and B preferred stock and common stock, net	—	3,455,023	—	—	—	3	71,378	—	—	71,381	—	71,381
Conversion of senior common stock to common stock	—	46,235	(53,135)	—	—	—	—	—	—	—	—	—
Retirement of senior common stock, net	—	—	(1,598)	—	—	—	(24)	—	—	(24)	—	(24)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(50,408)	(50,408)	—	(50,408)
Comprehensive income	—	—	—	—	—	—	—	35	—	35	—	35
Net income	—	—	—	—	—	—	—	—	5,937	5,937	—	5,937
Balance at December 31, 2017	2,264,000	28,384,016	904,819	$2	$1	$28	$534,790	$35	$(268,058)	$266,798	$—	$266,798
Issuance of Series A and B preferred stock and common stock, net	—	841,338	—	—	—	1	16,103	—	—	16,104	—	16,104
Conversion of senior common stock to common stock	—	29,545	(36,294)	—	—	—	—	—	—	—	—	—
Retirement of senior common stock, net	—	—	(2,266)	—	—	—	(34)	—	—	(34)	—	(34)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(54,379)	(54,379)	(186)	(54,565)
Comprehensive income	—	—	—	—	—	—	—	(183)	—	(183)	—	(183)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	13,975	13,975
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	9,118	—	—	9,118	(9,118)	—
Net income	—	—	—	—	—	—	—	—	12,320	12,320	4	12,324
Balance at December 31, 2018	2,264,000	29,254,899	866,259	$2	$1	$29	$559,977	$(148)	$(310,117)	$249,744	$4,675	$254,419
Issuance of Series A and B preferred stock and common stock, net	—	3,025,727	—	—	—	3	64,539	—	—	64,542	—	64,542
Conversion of senior common stock to common stock	—	49,725	(59,824)	—	—	—	—	—	—	—	—	—
Redemption of Series A and B preferred stock, net	(2,264,000)	—	—	(2)	—	—	(53,924)	—	(2,674)	(56,600)	—	(56,600)
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	(23)	—	(57,815)	(57,838)	(1,049)	(58,887)
Comprehensive income	—	—	—	—	—	—	—	(1,978)	—	(1,978)	—	(1,978)
Redemptions of OP Units	—	263,300	—	—	—	—	6,143	—	—	6,143	(6,143)	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(5,507)	—	—	(5,507)	5,507	—
Net income	—	—	—	—	—	—	—	—	9,628	9,628	(87)	9,541
Balance at December 31, 2019	—	32,593,651	806,435	$—	$1	$32	$571,205	$(2,126)	$(360,978)	$208,134	$2,903	$211,037
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$9,541	$12,324	$5,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,039	47,620	42,795
Impairment charge	1,813	—	6,835
Gain on sale of real estate, net	(2,952)	(2,763)	(3,993)
Amortization of deferred financing costs	1,641	1,445	1,713
Amortization of deferred rent asset and liability, net	(1,446)	(728)	(851)
Amortization of discount and premium on assumed debt, net	62	(20)	(99)
Asset retirement obligation expense	119	121	125
Bad debt expense	152	—	—
Operating changes in assets and liabilities
(Increase) decrease in other assets	(2,170)	(445)	(1,866)
Increase in deferred rent receivable	(1,477)	(2,548)	(3,077)
(Decrease) increase in accounts payable, accrued expenses, and amount due to Adviser and Administrator	1,921	749	(524)
Decrease in right-of-use asset from operating leases	204	—	—
Decrease in operating lease liabilities	(151)	—	—
Increase (decrease) in other liabilities	2,075	246	521
Tenant inducement payments	—	—	(122)
Leasing commissions paid	(1,177)	(402)	(552)
Net cash provided by operating activities	$60,194	$55,599	$46,842
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(130,313)	$(42,353)	$(120,978)
Improvements of existing real estate	(7,570)	(4,328)	(9,216)
Proceeds from sale of real estate	6,318	12,835	29,499
Receipts from lenders for funds held in escrow	2,664	1,769	7,302
Payments to lenders for funds held in escrow	(3,880)	(2,376)	(5,899)
Receipts from tenants for reserves	4,782	2,682	2,093
Payments to tenants from reserves	(2,496)	(2,669)	(2,666)
Deposits on future acquisitions	(5,952)	(1,590)	(3,150)
Deposits applied against acquisition of real estate investments	4,410	1,590	3,150
Net cash used in investing activities	$(132,037)	$(34,440)	$(99,865)
Cash flows from financing activities:
Proceeds from issuance of equity	$134,527	$18,565	$86,260
Offering costs paid	(3,431)	(295)	(2,190)
Retirement of senior common stock	—	(34)	(24)
Redemption of Series A and B perpetual preferred stock	(56,600)	—	—
Borrowings under mortgage notes payable	69,650	14,125	51,208
Payments for deferred financing costs	(2,480)	(386)	(1,990)
Principal repayments on mortgage notes payable	(57,438)	(27,850)	(60,080)
Proceeds from issuance of term loan facility	47,300	—	50,000
Borrowings from revolving credit facility	165,400	88,600	116,900
Repayments on revolving credit facility	(163,600)	(59,400)	(135,200)
(Decrease) increase in security deposits	(192)	83	(61)
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(58,887)	(54,565)	(50,408)
Net cash provided by (used in) financing activities	$74,249	$(21,157)	$54,415
Net increase in cash, cash equivalents, and restricted cash	$2,406	$2	$1,392
Cash, cash equivalents, and restricted cash at beginning of period	$9,082	$9,080	$7,688

Cash, cash equivalents, and restricted cash at end of period	$11,488	$9,082	$9,080
SUPPLEMENTAL NON-CASH INFORMATION
Cash paid during year for interest	$25,685	$24,987	$22,352
Tenant funded fixed asset improvements	$2,787	$1,608	$3,018
Assumed mortgage in connection with acquisition	$—	$6,918	$11,179
Assumed interest rate swap fair market value	$—	$—	$42
Reserves released by title company to tenant	$—	$3,966	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$390	$311	$1,495
Assumed tenant improvement allowance in connection with acquisition	$—	$—	$3,966
Unrealized (loss) gain related to interest rate hedging instruments, net	$(1,978)	$(183)	$35
Non-controlling OP Units issued in connection with acquisition	$—	$13,975	$—
Increase in asset retirement obligation assumed in acquisition	$164	$—	$—
Series A and B Preferred Stock offering cost write off	$2,674	$—	$—
Right-of-use asset from operating leases	$5,998	$—	$—
Operating lease liabilities	$(5,998)	$—	$—
Property manager other assets	$1,676	$—	$—
Property manager accrued expenses and other liabilities	$(1,676)	$—	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (dollars in thousands):

	For the year ended December 31,
	2019	2018	2017
Cash and cash equivalents	$6,849	$6,591	$6,683
Restricted cash	4,639	2,491	2,397
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$11,488	$9,082	$9,080

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

Gladstone Commercial Corporation
Notes to Consolidated Financial Statements

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We focus on acquiring, owning and managing primarily office and industrial properties. On a selective basis, we may make long term industrial and office mortgage loans receivable; however, we do not have any mortgage loans currently outstanding. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”), and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company (the “Administrator”), each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”).

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

Subsidiaries

We conduct substantially all of our operations through the Operating Partnership. We currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the limited partnership interests in the Operating Partnership (“Non-controlling OP Units”) through two of our subsidiaries, GCLP Business Trust I and II. The financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2019 and 2018, the Company owned 98.6% and 97.5%, respectively, of the outstanding OP Units (See Note 10, “Equity and Mezzanine Equity” for additional discussion regarding OP Units).

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

GCLP Business Trust I and GCLP Business Trust II, each a subsidiary and business trust of ours, were formed under the laws of the Commonwealth of Massachusetts on December 28, 2005. We transferred our 99% limited partnership interest in the Operating Partnership to GCLP Business Trust I in exchange for 100 shares of the trust. Gladstone Commercial Partners, LLC, a subsidiary of ours, transferred its 1% general partnership interest in the Operating Partnership to GCLP Business Trust II in exchange for 100 trust shares.

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

Most properties that we acquire are already being operated as rental properties, which we consider to be asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property Plant and Equipment” (“ASC 360”) after adopting Accounting Standards Update (“ASU”) 2017-01 “Clarifying the Definition of a Business” (“ASU 2017-01”), described in more detail below. When an acquisition is considered an asset acquisition, ASC 360 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt assumed and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 360 allows us to capitalize all expenses related to an acquisition accounted for as an asset acquisition into the cost of the acquisition.

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

Above-market and below-market in-place lease fair values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $1.1 million, $1.1 million, and $0.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $2.5 million, $2.0 million, and $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The value of in-place leases and lease origination costs are amortized to amortization expense over the remaining term of the respective leases, which generally range from seven to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to amortization expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $19.2 million, $17.7 million, and $15.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $2.5 million, $0.4 million, and $2.0 million for deferred financing costs during the years ended December 31, 2019, 2018, and 2017, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $1.6 million, $1.4 million, and $1.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Revenue Recognition

Lease revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between lease revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Deferred rent liability in the accompanying consolidated balance sheet includes the capitalized below-market in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. We incurred $0.2 million in deferred rent write offs during the year ended December 31, 2018. No such reserves or direct write offs were recorded during the year ended 2019 and 2017, respectively.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2019, 2018, and 2017, we did not record any provisions for uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the estimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We accrued $0.2 million of liabilities in connection with acquisitions for the years ended December 31, 2019, and no liabilities in connection with acquisitions for the years ended December 31, 2018 and 2017. We recorded accretion expense of $0.1 million in each of the years ended December 31, 2019, 2018, and 2017, respectively, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $6.2 million and the discount rates used in the calculations range from 2.5% to 7.0%. We do not expect to make any material payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income

We record the effective portion of changes in the fair value of the interest rate cap and swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2019, 2018, and 2017, we reconciled net income to comprehensive income on the consolidated statements of operations and comprehensive income in the accompanying consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. We adopted ASU 2016-02, as amended, as of January 1, 2019, which resulted in the recording of additional right-of-use assets from operating leases and operating lease liabilities of approximately $6.0 million for the four operating ground lease arrangements with terms greater than one year for which we are the lessee. We adopted the modified retrospective method, where we recorded the cumulative effect of applying the guidance as of January 1, 2019. We also adopted the full suite of practical expedients provided under this guidance, whereby we are not reassessing whether a contract is or contains a lease, the lease classification and the initial direct costs incurred upon onset of our leases. We have also adopted the hindsight practical expedient whereby we can use hindsight to determine the lease term as of the date of implementation, and we adopted the land easements practical expedient where we do not have to assess whether existing or expired land easements contain a lease. We analyzed our operating ground leases on the date of implementation and identified any option periods we believed were appropriate to include in the lease term, and discounted the future lease payments using a discount rate equivalent to a treasury rate with a similar lease term plus a spread ranging from 2.50% to 2.60%. This spread was determined by reviewing market premiums over treasuries for fully securitized assets. The weighted average discount rate used was 5.34%. Three of our ground leases have fixed rental charges, and one has variable charges that are driven by the consumer price index. Three of our ground leases have options to extend, and one ground lease has multiple early termination options. We will include option periods or exclude termination options in future lease payments for ground leases located in our target markets.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard requires more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair market value through net income. The standard also requires that financial assets measured at amortized cost be presented at the net amount anticipated to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. We would be required to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact from adopting ASU 2016-13, but we anticipate adopting this standard will not have a material impact to our consolidated financial statements.

2. Related-Party Transactions

Gladstone Management Corporation and Gladstone Administration, LLC

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is an executive managing director of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. At December 31, 2019 and December 31, 2018, $2.9 million and $2.5 million, respectively, was collectively due to our Adviser and Administrator.

Base Management Fee

On January 8, 2019, we entered into a Fifth Amended and Restated Investment Advisory Agreement with the Adviser, effective as of October 1, 2018 to clarify that the agreement’s definition of Total Equity includes outstanding OP Units issued to Non-controlling OP Unitholders. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2019 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2020.

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

For the years ended December 31, 2019, 2018, and 2017, we recorded a base management fee of $5.2 million, $5.1 million, and $5.0 million, respectively.

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

For the years ended December 31, 2019, 2018, and 2017, we recorded an incentive fee of $3.7 million, $3.0 million, and $2.4 million, respectively. The Adviser did not waive any portion of the incentive fee for the years ended December 31, 2019, 2018, and 2017. Waivers cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2019, 2018, and 2017.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the years ended December 31, 2019, 2018, and 2017, we recorded an administration fee of $1.7 million, $1.6 million, and $1.3 million, respectively. Our Board of Directors reviews and considers approving or renewing the Administration Agreement each July.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.2 million, $0.1 million, and $0.2 million during the years ended December 31, 2019, 2018, and 2017, respectively, which are included in mortgage notes payable, net, in the consolidated balance sheets, or 0.20%, 0.11%, and 0.24% of total mortgage principal secured or extended during the respective periods. Our Board of Directors renewed the agreement for an additional year, through August 31, 2020, at its July 2019 meeting.

3. Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted (loss) earnings per share of common stock for the years ended December 31, 2019, 2018 and 2017, respectively. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of income would also be added back to net income. Net income figures are presented net of such non-controlling interests in the earnings per share calculation.

We computed basic (loss) earnings per share for the years ended December 31, 2019, 2018 and 2017, respectively, using the weighted average number of shares outstanding during the periods. Diluted (loss) earnings per share for the years ended December 31, 2019, 2018 and 2017, reflects additional shares of common stock related to our convertible Senior Common Stock, if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net (loss) income (attributable) available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2019	2018	2017
Calculation of basic (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(4,760)	$973	$(4,939)
Denominator for basic weighted average shares of common stock (1)	30,695,902	28,675,934	26,358,237
Basic (loss) earnings per share of common stock	$(0.16)	$0.03	$(0.19)
Calculation of diluted (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(4,760)	$973	$(4,939)
Net (loss) income (attributable) available to common stockholders plus assumed conversions (2)	$(4,760)	$973	$(4,939)
Denominator for basic weighted average shares of common stock (1)	30,695,902	28,675,934	26,358,237
Effect of convertible Senior Common Stock (2)	—	—	—
Denominator for diluted weighted average shares of common stock (2)	30,695,902	28,675,934	26,358,237
Diluted (loss) earnings per share of common stock	$(0.16)	$0.03	$(0.19)

(1)
The weighted average number of OP Units held by Non-controlling OP Unitholders was 700,924 and 128,233 for the years ended December 31, 2019 and 2018, respectively. The Company was the sole holder of OP Units during December 31, 2017.

(2)
We excluded convertible shares of Senior Common Stock of 674,611, 724,336 and 753,881 from the calculation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2019 and 2018, respectively, excluding real estate held for sale as of December 31, 2019 and 2018, respectively (dollars in thousands):

	December 31, 2019	December 31, 2018
Real estate:
Land	$137,532	$125,905
Building and improvements	851,245	755,584
Tenant improvements	68,201	65,160
Accumulated depreciation	(207,523)	(178,257)
Real estate, net	$849,455	$768,392

Real estate depreciation expense on building and tenant improvements was $32.8 million, $29.9 million, and $26.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Acquisitions

During the year ended December 31, 2019 and 2018 we acquired 18 and five properties, respectively, which are summarized below (dollars in thousands):

Year Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs		Aggregate Annualized GAAP Rent	Aggregate Mortgage Debt Issued or Assumed
December 31, 2019	(1)	2,562,483	12.8 Years	$130,313	$1,231	(3)	$10,009	$37,410
December 31, 2018	(2)	591,037	11.1 Years	$63,245	$905	(3)	$5,984	$11,663	(4)

(1)
On February 8, 2019, we acquired a 26,050 square foot property in Moorestown, New Jersey for $2.7 million. The annualized GAAP rent on the 15.1 year lease is $0.2 million. On February 28, 2019, we acquired a 34,800 square foot property in Indianapolis, Indiana for $3.6 million. The annualized GAAP rent on the 10.0 year lease is $0.3 million. On April 5, 2019, we acquired a 383,000 square foot, two property portfolio located in Ocala, Florida for $19.2 million. This portfolio has a weighted average lease term of 20.1 years, and annualized GAAP rent of $1.5 million. On April 30, 2019, we acquired a 54,430 square foot property in Columbus, Ohio for $3.2 million. The annualized GAAP rent on the 7.0 year lease is $0.2 million. On June 18, 2019, we acquired a 676,031 square foot property in Tifton, Georgia, for $17.9 million. The annualized GAAP rent on the 8.5 year lease is $1.6 million. We issued $8.9 million of mortgage debt with a fixed interest rate of 4.35% in connection with this acquisition. On July 30, 2019, we acquired a 78,452 square foot property in Denton, Texas, for $6.6 million. The annualized GAAP rent on the 11.9 year lease is $0.5 million. On September 26, 2019, we acquired a 211,000 square foot two property portfolio in Temple, Texas, for $14.1 million. The portfolio has a weighted average lease term of 20.0 years, and annualized GAAP rent of $1.2 million. On November 14, 2019, we acquired a 231,509 square foot property in Indianapolis, Indiana, for $8.2 million. The annualized GAAP rent on the 13.5 year lease is $0.6 million. On December 16, 2019, we acquired a 241,000 square foot property in Jackson, Tennessee, for $9.1 million. The annualized GAAP rent on the 9.7 year lease is $0.7 million. We issued $4.8 million of mortgage debt with a fixed interest rate of 3.97% in connection with this acquisition. On December 17, 2019, we acquired a 117,000 square foot property in Carrollton, Georgia, for $8.1 million. The annualized GAAP rent on the 12.0 year lease is $0.6 million. We issued $4.2 million of mortgage debt with a fixed interest rate of 3.97% in connection with this acquisition. On December 17, 2019, we acquired a 509,211 square foot six property portfolio, for $37.6 million. The portfolio has a weighted average lease term of 10.0 years, and annualized GAAP rent of $2.7 million. We issued $19.5 million of mortgage debt with a fixed interest rate of 3.75% in connection with this acquisition.

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

(3)
We accounted for these transactions under ASU 2017-01. As a result, we treated our acquisitions during the years ended December 31, 2019 and 2018 as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $1.2 million and $0.9 million, respectively, of acquisition costs that would otherwise have been expensed under business combination treatment.

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

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the year ended December 31, 2019 and 2018, respectively, as follows (dollars in thousands):

	Year ended December 31, 2019	Year ended December 31, 2018
Acquired assets and liabilities	Purchase price	Purchase price
Land	$12,351	$6,278
Building	93,502	44,754
Tenant Improvements	3,119	2,400
In-place Leases	9,013	4,418
Leasing Costs	7,274	3,933
Customer Relationships	5,019	2,698
Above Market Leases	1,950	239
Below Market Leases (1)	(1,915)	(1,475)
Total Purchase Price	$130,313	$63,245

(1)	This amount includes $187 of prepaid rent included in Other liabilities on the consolidated balance sheets.

Significant Real Estate Activity on Existing Assets

During the year ended December 31, 2019 and 2018, we executed six and three leases, respectively, which are aggregated below (dollars in thousands):

Year Ended	Aggregate Square Footage	Weighted Average Remaining Lease Term		Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
December 31, 2019	266,021	9.0 Years	(1)	$3,739	$2,215	$1,312
December 31, 2018	97,178	6.3 Years	(2)	$1,253	$433	$242

(1)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have terms ranging from 5.0 years to 11.5 years.

(2)	Weighted average lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have terms ranging from 3.6 years to 7.0 years.

During the year ended December 31, 2019 and 2018, we had three and two lease contractions or terminations, respectively, which are aggregated below (dollars in thousands):

Year Ended		Aggregate Square Footage Reduced	Aggregate Square Footage Remaining	Aggregate Termination Fee	Aggregate Deferred Rent Write Off
December 31, 2019	(1)	111,309	39,417	$301	$—
December 31, 2018	(2)	44,032	169,133	559	184

(1)
A tenant in one of our Columbus, Ohio properties exercised a lease termination option effective October 31, 2019. In connection with this termination, we earned a termination fee of $0.1 million, which was recognized through lease revenue on the consolidated statements of operations and comprehensive income. The tenant in our Fridley, Minnesota property executed a termination agreement to vacate the property on March 31, 2020. In connection with the early termination, we will earn a termination fee of $0.2 million, which is recognized through lease revenue on the consolidated statements of operations and comprehensive income through the remaining lease term. The tenant in one of our Mason, Ohio properties executed a lease contraction in conjunction with a lease renewal. At the conclusion of their current lease term on June 30, 2020, they will continue to lease 39,417 square feet through June 30, 2030.

(2)
A tenant in our Salt Lake City, Utah property exercised a lease contraction to reduce their occupancy in our building by 23,632 square feet. They will continue to lease 81,271 square feet through their original lease term. In connection with this contraction, we will earn a contraction fee of $0.3 million, which is recognized through lease revenue on the consolidated statements of operations and comprehensive income through the contraction term, and we wrote off $0.1 million of deferred rent asset to property operating expenses on the consolidated statements of operations and comprehensive income. A tenant in our Champaign, Illinois property exercised a lease contraction to reduce its occupancy in our building by 20,400 square feet. They will continue to lease 87,862 square feet through their original lease term. In connection with this contraction, we will earn a contraction fee of $0.2 million, which is recognized through lease revenue on the consolidated statements of operations and comprehensive income through the contraction term, and we wrote off $0.1 million of deferred rent asset to property operating expenses on the consolidated statements of operations and comprehensive income. We recorded contraction fees of $0.2 million, in the aggregate, during the year ended December 31, 2018.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses and excluding real estate held for sale as of December 31, 2019, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2020	$107,159
2021	101,794
2022	94,252
2023	86,460
2024	77,414
Thereafter	307,591
$774,670

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

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of December 31, 2019 and 2018, excluding real estate held for sale as of December 31, 2019 and 2018, respectively (dollars in thousands):

	December 31, 2019		December 31, 2018
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$92,906	$(48,468)	$83,894	$(40,445)
Leasing costs	68,256	(33,705)	59,671	(28,092)
Customer relationships	65,363	(28,887)	60,455	(24,035)
	$226,525	$(111,060)	$204,020	$(92,572)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$16,502	$(10,005)	$14,551	$(8,981)
Below market leases and deferred revenue	(34,322)	15,000	(29,807)	12,502
	$(17,820)	$4,995	$(15,256)	$3,521

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $19.2 million, $17.7 million, and $15.9 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is included in depreciation and amortization expense in the consolidated statement of operations and comprehensive income.

Total amortization related to above-market lease values was $1.1 million, $1.1 million, and $0.7 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

Total amortization related to below-market lease values was $2.5 million, $2.0 million, and $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2019 and 2018, respectively, were as follows:

Intangible Assets & Liabilities	2019	2018
In-place leases	13.6	11.7
Leasing costs	13.6	11.7
Customer relationships	19.0	19.3
Above market leases	10.7	10.4
Below market leases	10.3	12.4
All intangible assets & liabilities	15.0	13.6

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs and customer relationships for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2019 (dollars in thousands):

Year	Estimated Amortization Expense of In-Place Leases, Leasing Costs and Customer Relationships
2020	$20,919
2021	17,920
2022	15,313
2023	13,119
2024	10,949
Thereafter	37,245
$115,465

The estimated aggregate rental income to be recorded for the amortization of both above and below market leases for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2019 (dollars in thousands):

Year	Net Increase to Rental Income Related to Above and Below Market Leases
2020	$2,674
2021	2,218
2022	1,746
2023	1,378
2024	1,411
Thereafter	3,212
$12,639
(1) Does not include ground lease amortization of $186.

5. Real Estate Dispositions, Held for Sale, and Impairment Charges

Real Estate Dispositions

During the year ended December 31, 2019, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2019, we sold one non-core property, located in Maitland, Florida, which is detailed in the table below (dollars in thousands):

Square Footage Sold	Sales Price	Sales Costs	Gain on Sale of Real Estate, net
50,000	$6,850	$532	$2,952

Our 2019 disposition was not classified as discontinued operations because it did not represent a strategic shift in operations, nor will it have a major effect on our operations and financial results. Accordingly, the operating results of this property are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the years ended December 31, 2019, 2018, and 2017, respectively (dollars in thousands):

	For the year ended December 31,
	2019		2018	2017
Operating revenue	$245		$1,007	$416
Operating expense	786		1,004	471
Other income, net	2,614	(1)	(334)	(142)
Income (expense) from real estate and related assets sold	$2,073		$(331)	$(197)
  (1) Includes $3.0 million gain on sale of real estate, net.

Real Estate Held for Sale

At December 31, 2019, we had one property classified as held for sale, located in Charlotte, North Carolina. We considered the asset to be non-core to our long term strategy.

At December 31, 2018, we had one property classified as held for sale, located in Maitland, Florida. This property was sold during the year ended December 31, 2019.

Our asset classified as held for sale at December 31, 2019 was not classified as discontinued operations because it does not represent a strategic shift in our operations, and it does not have a major effect on our financial results.

The table below summarizes the components of income from real estate and related assets held for sale at December 31, 2019 (dollars in thousands):

	For the year ended December 31,
	2019		2018	2017
Operating revenue	$600		$1,167	$1,156
Operating expense	2,220	(1)	307	291
Other income, net	323		(36)	(240)
Income (expense) from real estate and related assets sold	$(1,297)		$824	$625
  (1) Includes $1.8 million impairment charge.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying consolidated balance sheet (dollars in thousands):

	December 31, 2019	December 31, 2018
Assets Held for Sale
Real estate, at cost	$7,411	$3,173
Less: accumulated depreciation	3,421	218
Total real estate held for sale, net	3,990	2,955
Lease intangibles, net	—	1,105
Deferred rent receivable, net	—	91
Total Assets Held for Sale	$3,990	$4,151
Liabilities Held for Sale
Asset retirement obligation	$21	$—
Total Liabilities Held for Sale	$21	$—

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the year ended December 31, 2019 and did not identify any impaired held and used assets during the fourth quarter of 2019.

We classified one property as held for sale at December 31, 2019. We performed an analysis of the property classified as held for sale, and compared the fair market value of the asset less selling costs against the carrying value of the asset available for sale. As a result of this analysis, we recorded an impairment charge of $1.8 million during the year ended December 31, 2019, as the fair market value less selling costs was less than the carrying value.

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

6. Mortgage Notes Payable and Credit Facility

Our revolving credit facility and term loan facility are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of December 31, 2019 and December 31, 2018 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	December 31, 2019		December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2019
Mortgage and other secured loans:
Fixed rate mortgage loans	58		$412,771	$385,051	(1)	(2)
Variable rate mortgage loans	12		45,151	60,659	(3)	(2)
Premiums and discounts, net	-		(239)	(301)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(3,944)	(4,063)	N/A	N/A
Total mortgage notes payable, net	70		$453,739	$441,346	(4)
Variable rate revolving credit facility	46	(6)	$52,400	$50,600	LIBOR + 1.65%	7/2/2023
Deferred financing costs, revolving credit facility	-		(821)	(516)	N/A	N/A
Total revolver, net	46		$51,579	$50,084
Variable rate term loan facility	-		$122,300	$75,000	LIBOR + 1.60%	7/2/2024
Deferred financing costs, term loan facility	-		(1,024)	(371)	N/A	N/A
Total term loan, net	N/A		$121,276	$74,629
Total mortgage notes payable and credit facility	116		$626,594	$566,059	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 3.42% to 6.63%.

(2)	We have 54 mortgage notes payable with maturity dates ranging from 7/1/2020 through 8/1/2037.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.00% to one month LIBOR +2.75%. At December 31, 2019, one month LIBOR was approximately 1.76%.

(4)	The weighted average interest rate on the mortgage notes outstanding at December 31, 2019, was approximately 4.49%.

(5)	The weighted average interest rate on all debt outstanding at December 31, 2019, was approximately 4.18%.

(6)	The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 46 unencumbered properties as of December 31, 2019.
N/A - Not Applicable

Mortgage Notes Payable

As of December 31, 2019, we had 54 mortgage notes payable, collateralized by a total of 70 properties with a net book value of $671.6 million. Gladstone Commercial Corporation has limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We have full recourse for $4.8 million of the mortgage notes payable, net or 1.1% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the year ended December 31, 2019, we partially repaid one mortgage collateralized by three properties, releasing one of the collateralized properties that we sold on January 31, 2019, and fully repaid four mortgages collateralized by eight properties, all of which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$31,385	4.55%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$13,600	LIBOR +	2.47%

During the year ended December 31, 2019, we issued 11 mortgages, collateralized by 11 properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$69,650	(1)	3.90%

(1)
We issued $10.6 million of fixed rate debt in connection with one property acquired on December 27, 2018, with a maturity date of February 8, 2029. The interest rate is fixed at 4.7% for the first seven years of the mortgage. After the fixed interest rate period expires, we have the option to adjust the interest rate to a fixed interest rate equal to 1.8%, plus the three-year treasury rate per annum, or a variable interest rate equal to 1.8%, plus the 30 day LIBOR rate per annum. On May 31, 2019, we issued $21.6 million of floating rate debt swapped to fixed rate debt of 3.42% in connection with refinancing mortgage debt on one property with a new maturity date of June 1, 2024. We issued $8.9 million of fixed rate debt in connection with our June 18, 2019 property acquisition with a maturity date of June 18, 2024 and a rate of 4.35%. We issued $4.8 million of fixed rate debt in connection with our December 16, 2019 property acquisition with a maturity date of December 10, 2026 and a rate of 3.97%. We issued $4.2 million of fixed rate debt in connection with our December 17, 2019 property acquisition with a maturity date of December 17, 2026 and a rate of 3.97%. We issued an aggregate $19.5 million of fixed rate debt in connection with our December 17, 2019 six property portfolio acquisition with a maturity date of January 1, 2027 and a rate of 3.75%.

During the year ended December 31, 2019, we extended the maturity dates of two mortgages, collateralized by four properties, which are summarized below (dollars in thousands):

Aggregate Variable Rate Debt Extended	Weighted Average Interest Rate on Variable Rate Debt Extended		Weighted Average Extension Term
$12,561	LIBOR +	2.51%	2.4 years

Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2020	$31,259
2021	38,554
2022	106,933
2023	71,238
2024	48,318
Thereafter	161,620
	$457,922	(1)

(1)
This figure is does not include $(0.2) million premiums and (discounts), net, and $3.9 million of deferred financing costs, which are reflected in mortgage notes payable on the consolidated balance sheet.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Caps and Swaps

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2019 and 2018, our interest rate cap and interest rate swap agreements were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at December 31, 2019 and 2018 (dollars in thousands):

		December 31, 2019		December 31, 2018
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,596	(1)	$166,728	$250	$134,678	$622

(1)	We have entered into various interest rate cap agreements on new variable rate debt with LIBOR caps ranging from 2.50% to 3.25%.

We have assumed or entered into interest rate swap agreements in connection with certain of our acquisitions, whereby we will pay our counterparty a fixed interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements are recorded in other liabilities on our accompanying consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at December 31, 2019 and 2018 (dollars in thousands):

December 31, 2019			December 31, 2018
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$45,777	$—	$(1,173)	$24,732	$451	$(396)

The following tables present the impact of our derivative instruments in the consolidated financial statements (dollars in thousands):

	Amount of (Loss) Gain, net recognized in Comprehensive Income
	2019	2018	2017
Derivatives in cash flow hedging relationships
Interest rate caps	$(749)	$77	$(239)
Interest rate swaps	(1,229)	(260)	274
Total	$(1,978)	$(183)	$35

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2019	December 31, 2018
Interest rate caps	Other assets	$250	$552
Interest rate swaps	Other assets	—	451
Interest rate swaps	Other liabilities	(1,173)	(396)

Derivatives Not Designated as Hedging Instruments
Interest rate caps	Other assets	$—	70

Total derivative (liabilities) assets		$(923)	$677

The fair value of all mortgage notes payable outstanding as of December 31, 2019 was $466.1 million, as compared to the carrying value stated above of $453.7 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

On October 27, 2017, we amended this Credit Facility, increasing the Term Loan from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. The Term Loan maturity date was extended to October 27, 2022, and the Revolver maturity date was extended to October 27, 2021. In connection with the amendment, the interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. At the time of amendment, we entered into multiple interest rate cap agreements on the amended Term Loan, which cap LIBOR at 2.75% to hedge our exposure to variable interest rates.

On July 2, 2019, we amended, extended and upsized our Credit Facility, expanding the Term Loan from $75.0 million to $160.0 million, inclusive of a delayed draw component whereby we can incrementally borrow on the Term Loan up to the $160.0 million commitment, and increasing the Revolver from $85.0 million to $100.0 million. The Term Loan has a new five-year term, with a maturity date of July 2, 2024, and the Revolver has a new four-year term, with a maturity date of July 2, 2023. The interest rate margin for the Credit Facility was reduced by 10 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on the amended Term Loan, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. We used the net proceeds derived from the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $1.3 million in connection with the Credit Facility amendment. The bank syndicate for the Credit Facility is now comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association.

As of December 31, 2019, there was $174.7 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.38% and $12.0 million outstanding under letters of credit at a weighted average interest rate of 1.65%. As of December 31, 2019, the maximum additional amount we could draw under the Credit Facility was $20.5 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2019.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2019.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2019, are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
2020	466
2021	477
2022	489
2023	492
2024	493
Thereafter	7,799
Total anticipated lease payments	$10,216
Less: amount representing interest	(4,369)
Present value of lease payments	$5,847

Rental expense incurred for properties with ground lease obligations was $0.5 million each for the years ended December 31, 2019, 2018 and 2017. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 22.9 years.

Future minimum rental payments due under the terms of these leases as of December 31, 2018 are as follows (dollars in thousands):

For the year ended December 31,	Minimum Rental Payments Due
2019	465
2020	466
2021	392
2022	319
2023	322
Thereafter	3,914
Total	$5,878

Letters of Credit

As of December 31, 2019, there was $12.0 million outstanding under letters of credit. These letters of credit are not reflected on our consolidated balance sheet.

8. Equity and Mezzanine Equity

Distributions

We paid the following distributions per share for the years ended December 31, 2019, 2018, and 2017:

	For the year ended December 31,
	2019		2018	2017
Common Stock and Non-controlling OP Units	$1.500		$1.500	$1.500
Senior Common Stock	1.0500		1.0500	1.0500
Series A Preferred Stock	1.6038191	(1)	1.9374996	1.9374996
Series B Preferred Stock	1.5521	(1)	1.8750	1.8750
Series D Preferred Stock	1.7500		1.7500	1.7500
Series E Preferred Stock	0.4049	(2)	—	—

(1)	We fully redeemed our Series A and B Preferred Stock on October 28, 2019, and paid all outstanding shareholders a prorated dividend for the month of October.

(2)	We issued our new Series E Preferred Stock on October 4, 2019, paying a prorated dividend for the month of October and full dividends for November and December.

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital	Long-Term Capital Gains
Common Stock and OP Units
For the year ended December 31, 2017	39.63189%	60.36811%	—%
For the year ended December 31, 2018	24.46913%	75.53087%	—%
For the year ended December 31, 2019	44.46159%	55.53841%	—%
Senior Common Stock
For the year ended December 31, 2017	100.00000%	—%	—%
For the year ended December 31, 2018	100.00000%	—%	—%
For the year ended December 31, 2019	100.00000%	—%	—%
Series A Preferred Stock
For the year ended December 31, 2017	100.00000%	—%	—%
For the year ended December 31, 2018	100.00000%	—%	—%
For the year ended December 31, 2019	100.00000%	—%	—%
Series B Preferred Stock
For the year ended December 31, 2017	100.00000%	—%	—%
For the year ended December 31, 2018	100.00000%	—%	—%
For the year ended December 31, 2019	100.00000%	—%	—%
Series D Preferred Stock
For the year ended December 31, 2017	100.00000%	—%	—%
For the year ended December 31, 2018	100.00000%	—%	—%
For the year ended December 31, 2019	100.00000%	—%	—%
Series E Preferred Stock
For the year ended December 31, 2017	—%	—%	—%
For the year ended December 31, 2018	—%	—%	—%
For the year ended December 31, 2019	100.00000%	—%	—%

Recent Activity

Common Stock ATM Program

On December 3, 2019, we entered into an At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”), with Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”) (collectively the “Common Stock Sales Agents”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million. Previously, we had a common stock ATM program with Cantor Fitzgerald & Co (“Cantor”) that was terminated upon entering into the Common Stock Sales Agreement. Under both programs, during the year ended December 31, 2019, we sold 3.0 million shares of common stock, raising $64.5 million in net proceeds. As of December 31, 2019, we had a remaining capacity to sell up to $237.5 million of common stock under the Common Stock Sales Agreement. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Series A and B Preferred Stock ATM Programs

Previously under another open market sales agreement with Cantor (the “Series A and B Preferred ATM Program”), we could, from time to time, offer to sell (i) shares of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), and (ii) shares of our 7.50% Series B Cumulative Redeemable Preferred Stock, (“Series B Preferred Stock”), having an aggregate offering price of up to $40.0 million, through Cantor, acting as sales agent and/or principal. We did not sell any shares of our Series A or Series B Preferred Stock during the year ended December 31, 2019.

On October 28, 2019, we terminated the Series A and B Preferred ATM Program with Cantor, as the Series A Preferred Stock and Series B Preferred Stock were fully redeemed on this date.

Series A and B Preferred Stock Redemption

On October 28, 2019, we voluntarily redeemed all 1,000,000 outstanding shares of our Series A Preferred Stock and all 1,264,000 outstanding shares of our Series B Preferred Stock at a redemption price of $25.1506944 per share and $25.1458333 per share, respectively, which represents the liquidation preference per share, plus accrued and unpaid dividends through October 28, 2019 for an aggregate redemption price of approximately $56.9 million. In connection with this redemption, we recognize a $2.7 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred upon the issuance of our Series A and B Preferred Stock.

Mezzanine Equity

Both our 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), and 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) are classified as mezzanine equity in our consolidated balance sheet because both are redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of the Company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock is redeemable at the option of the shareholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a change of control or delisting event of greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred Stock and Series E Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50% is remote.

Under a third open market sales agreement with Cantor (the “Series D Preferred ATM Program”), we may, from time to time, offer to sell shares of our Series D Preferred Stock, having an aggregate offering price of up to $50.0 million through Cantor, acting as sales agent and/or principal. We did not sell any shares of our Series D Preferred under our Series D Preferred ATM Program during the year ended December 31, 2019. We have not allocated any funds on our Universal Shelf (defined below) towards the Series D Preferred ATM Program.

Series E Preferred Stock

On October 4, 2019, we completed an underwritten public offering of 2,760,000 shares of our newly designated Series E Preferred Stock, at a public offering price of $25.00 per share, raising $69.0 million in gross proceeds and approximately $66.6 million in net proceeds, after payment of underwriting discounts and commissions. We used the net proceeds from this offering to redeem all outstanding shares of our Series A Preferred Stock and Series B Preferred Stock, and pay down our Credit Facility.

On December 3, 2019, we entered into an At-the -Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc. (the “Series E Preferred Stock Sales Agents”), pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2019.

Amendments to Articles of Incorporation

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

On September 27, 2019, the Company filed with the Maryland State Department of Assessments and Taxation the Articles Supplementary (i) setting forth the rights, preferences and terms of its newly designated Series E Preferred Stock and (ii) reclassifying and designating 4,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series E Preferred Stock. The reclassification decreased the number of shares classified as common stock from 87,700,000 shares immediately prior to the reclassification to 83,700,000 shares immediately after the reclassification.

On December 2, 2019, the Company filed with the Maryland State Department of Assessments and Taxation the Articles Supplementary reclassifying 2,600,000 authorized but unissued shares of our Series A Preferred Sock as 2,590,000 shares of our common stock and 10,000 shares of our Series E Preferred Stock, and reclassifying 2,750,000 authorized but unissued shares of our Series B Preferred Stock as 2,750,000 shares of our Series E Preferred Stock. After giving effect to such reclassifications, we have authorized 86,290,000 shares of Common Stock, 6,000,000 shares of Series D Preferred Stock, 6,760,000 shares of Series E Preferred Stock and 950,000 shares of our Senior Common Stock.

Universal Shelf Registration Statement

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “Universal Shelf”). The Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The Universal Shelf allows us to issue up to $500.0 million of securities. As of December 31, 2019, we had the ability to issue up to $438.0 million under the Universal Shelf.

Non-controlling Interests in Operating Partnership

As of December 31, 2019 and 2018, we owned approximately 98.6% and 97.5%, respectively, of the outstanding OP Units. On October 30, 2018, we issued 742,937 OP units as partial consideration to acquire a 218,703 square foot, two property portfolio located in Detroit, Michigan for $21.7 million. During November 2019, 263,300 OP units were redeemed for Common Stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2019 and 2018, there were 479,637 and 742,937 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Operating revenues	$29,386	$28,667	$28,197	$28,137
Operating expenses	(22,462)	(19,445)	(19,058)	(19,266)
Other expense, net	(6,452)	(7,031)	(6,934)	(4,198)
Net income	472	2,191	2,205	4,673
Net loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	100	16	16	(45)
Dividends attributable to preferred and senior common stock (1)	(5,877)	(2,838)	(2,837)	(2,836)
Net (loss) income (attributable) available to common stockholders	(5,305)	(631)	(616)	1,792
Net (loss) income (attributable) available to common stockholders per share - basic & diluted	$(0.18)	$(0.02)	$(0.02)	$0.06
Other Comprehensive income (loss)	$356	$(624)	$(988)	$(722)
	Quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Operating revenues	$27,261	$26,591	$26,593	$26,353
Operating expenses	(18,771)	(17,422)	(17,542)	(17,402)
Other expense, net	(5,973)	(6,492)	(6,526)	(4,346)
Net income	2,517	2,677	2,525	4,605
Net income available to OP Units held by Non-controlling OP Unitholders	(4)	—	—	—
Dividends attributable to preferred and senior common stock	(2,844)	(2,847)	(2,842)	(2,814)
Net (loss) income (attributable) available to common stockholders	$(331)	$(170)	$(317)	$1,791
Net (loss) income (attributable) available to common stockholders - basic & diluted	$(0.01)	$(0.01)	$(0.01)	$0.06
Other Comprehensive (loss) income	$(1,212)	$245	$289	$495

(1)	Includes $2.7 million of Series A and B Preferred Stock offering costs written off as a result of their redemption.

10. Subsequent Events

Distributions

On January 14, 2020, our Board of Directors declared the following monthly distributions for the months of January, February, and March of 2020:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series D Preferred Distributions per Share	Series E Preferred Distributions per Share
January 24, 2020	January 31, 2020	$0.12515	$0.1458333	$0.1380210
February 19, 2020	February 28, 2020	0.12515	0.1458333	0.1380210
March 20, 2020	March 31, 2020	0.12515	0.1458333	0.1380210
		$0.37545	$0.4374999	$0.4140630

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
January	February 7, 2020	$0.0875
February	March 6, 2020	0.0875
March	April 7, 2020	0.0875
		$0.2625

Equity Activity

Subsequent to December 31, 2019 and through February 12, 2020, we raised $27.9 million in net proceeds from the sale of 1.3 million shares of Common Stock under our Common Stock ATM Program. We made no sales under our Series E Preferred ATM Program subsequent to December 31, 2019 and through February 12, 2020.

Acquisition Activity

On January 8, 2020, we purchased a 64,800 square foot industrial property in Indianapolis, Indiana for $5.3 million. This property is fully leased to three tenants with a weighted average lease term of 7.2 years.

On January 27, 2020, we purchased a 320,838 square foot, three building industrial portfolio with a location in Houston, Texas; Charlotte, North Carolina; and St. Charles, Missouri for $34.7 million. This industrial portfolio is fully leased to one tenant on a 20 year lease term.

Leasing Activity

On January 9, 2020, a tenant in one of our Springfield, Missouri properties renewed their lease for an additional five years, with a new maturity date of May 31, 2026.

On January 23, 2020, the tenant in our Englewood, Colorado property renewed their lease for an additional five years, with a new maturity date of December 31, 2026

Financing Activity

On January 27, 2020, we issued an aggregate of $18.3 million of fixed rate debt in connection with the three property industrial portfolio acquired on this same date. The maturity date is February 1, 2030 and the interest rate is 3.625%

Universal Shelf Registration Statement

On January 29, 2020, we filed a universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). Upon its effectiveness, the 2020 Universal Shelf will allow us to issue up to $800.0 million of securities.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina (3)
Office Building	$—	$960	$4,481	$35	$960	$4,516	$5,476	$2,304	$3,172	1997	12/23/2003
Canton, Ohio
Office Building	1,469	186	3,083	500	187	3,582	3,769	1,553	2,216	1994	1/30/2004
Akron, Ohio (3)
Office Building	—	1,973	6,771	2,793	1,974	9,563	11,537	3,287	8,250	1968/1999	4/29/2004
Charlotte, North Carolina
Office Building	—	740	8,423	(1,752)	510	6,901	7,411	3,417	3,994	1984/1995	6/30/2004
Canton, North Carolina
Industrial Building	3,225	150	5,050	7,285	150	12,335	12,485	2,982	9,503	1998/2014	7/6/2004
Crenshaw, Pennsylvania (3)
Industrial Building	—	100	6,574	269	100	6,843	6,943	2,727	4,216	1991	8/5/2004
Lexington, North Carolina (3)
Industrial Building	—	820	2,107	69	820	2,176	2,996	899	2,097	1986	8/5/2004
Austin, Texas (3)
Office Building	—	1,000	6,296	954	1,000	7,250	8,250	2,661	5,589	2001	9/16/2004
Mt. Pocono, Pennsylvania (3)
Industrial Building	—	350	5,819	18	350	5,837	6,187	2,311	3,876	1995/1999	10/15/2004
San Antonio, Texas (3)
Office Building	—	843	7,514	2,240	843	9,754	10,597	3,614	6,983	1999	2/10/2005
Big Flats, New York
Industrial Building	2,119	275	6,459	34	275	6,493	6,768	2,456	4,312	2001	4/15/2005
Wichita, Kansas (3)
Office Building	—	1,525	9,703	327	1,525	10,030	11,555	3,826	7,729	2000	5/18/2005
Eatontown, New Jersey
Office Building	2,662	1,351	3,520	534	1,351	4,054	5,405	1,585	3,820	1991	7/7/2005
Duncan, South Carolina
Industrial Building	8,637	783	10,790	1,889	783	12,679	13,462	4,588	8,874	1984/2001/2007	7/14/2005
Duncan, South Carolina
Industrial Building	2,147	195	2,682	470	195	3,152	3,347	1,140	2,207	1984/2001/2007	7/14/2005
Clintonville, Wisconsin (3)
Industrial Building	—	55	4,717	3,250	55	7,967	8,022	2,440	5,582	1992/2013	10/31/2005
Maple Heights, Ohio
Industrial Building	4,000	1,609	10,065	3,079	1,609	13,144	14,753	5,235	9,518	1974	12/21/2005
Richmond, Virginia (3)
Office Building	—	736	5,336	457	736	5,793	6,529	2,022	4,507	1972	12/30/2005
Champaign, Illinois (3)
Office Building	—	687	2,036	(41)	687	1,995	2,682	709	1,973	1996	2/21/2006
Champaign, Illinois (3)
Office Building	—	1,347	3,992	565	1,347	4,557	5,904	1,509	4,395	1996	2/21/2006
Champaign, Illinois (3)
Office Building	—	842	2,495	353	842	2,848	3,690	943	2,747	1996	2/21/2006
Champaign, Illinois (3)
Office Building	—	770	2,281	323	770	2,604	3,374	863	2,511	1996	2/21/2006
Burnsville, Minnesota
Office Building	8,052	3,511	8,746	7,071	3,511	15,817	19,328	5,847	13,481	1984	5/10/2006
Menomonee Falls, Wisconsin (3)
Industrial Building	—	625	6,911	686	625	7,597	8,222	2,665	5,557	1986/2000	6/30/2006
Baytown, Texas (3)
Medical Office Building	—	221	2,443	2,478	221	4,921	5,142	1,610	3,532	1997	7/11/2006
Mason, Ohio
Office Building	3,689	797	6,258	547	797	6,805	7,602	2,586	5,016	2002	1/5/2007
Raleigh, North Carolina (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Industrial Building	—	1,606	5,513	3,749	1,606	9,262	10,868	3,103	7,765	1994	2/16/2007
Tulsa, Oklahoma
Industrial Building	—	—	14,057	534	—	14,591	14,591	5,428	9,163	2004	3/1/2007
Hialeah, Florida (3)
Industrial Building	—	3,562	6,672	769	3,562	7,441	11,003	2,485	8,518	1956/1992	3/9/2007
Mason, Ohio (3)
Retail Building	—	1,201	4,961	—	1,201	4,961	6,162	1,619	4,543	2007	7/1/2007
Cicero, New York
Industrial Building	3,263	299	5,019	—	299	5,019	5,318	1,586	3,732	2005	9/6/2007
Grand Rapids, Michigan
Office Building	5,063	1,629	10,500	308	1,629	10,808	12,437	3,517	8,920	2001	9/28/2007
Bolingbrook, Illinois (3)
Industrial Building	—	1,272	5,003	856	1,272	5,859	7,131	2,049	5,082	2002	9/28/2007
Decatur, Georgia (3)
Medical Office Building	—	783	3,241	—	783	3,241	4,024	1,053	2,971	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	205	847	—	205	847	1,052	275	777	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	257	1,062	—	257	1,062	1,319	345	974	1989	12/13/2007
Lawrenceville, Georgia (3)
Medical Office Building	—	678	2,807	—	678	2,807	3,485	912	2,573	2005	12/13/2007
Snellville, Georgia (3)
Medical Office Building	—	176	727	—	176	727	903	236	667	1986	12/13/2007
Covington, Georgia (3)
Medical Office Building	—	232	959	—	232	959	1,191	312	879	2000	12/13/2007
Conyers, Georgia (3)
Medical Office Building	—	296	1,228	—	296	1,228	1,524	399	1,125	1994	12/13/2007
Cumming, Georgia
Medical Office Building	2,730	738	3,055	2,524	741	5,576	6,317	1,474	4,843	2004	12/13/2007
Reading, Pennsylvania
Industrial Building	3,458	491	6,202	—	491	6,202	6,693	1,902	4,791	2007	1/29/2008
Fridley, Minnesota
Office Building	4,523	1,354	8,074	501	1,383	8,546	9,929	3,082	6,847	1985/2006	2/26/2008
Pineville, North Carolina
Industrial Building	2,010	669	3,028	293	669	3,321	3,990	988	3,002	1985	4/30/2008
Marietta, Ohio
Industrial Building	4,906	829	6,607	529	829	7,136	7,965	2,059	5,906	1992/2007	8/29/2008
Chalfont, Pennsylvania
Industrial Building	4,420	1,249	6,420	362	1,249	6,782	8,031	2,186	5,845	1987	8/29/2008
Orange City, Iowa
Industrial Building	6,068	258	5,861	6	258	5,867	6,125	1,660	4,465	1990	12/15/2010
Hickory, North Carolina
Office Building	5,915	1,163	6,605	357	1,163	6,962	8,125	2,628	5,497	2008	4/4/2011
Springfield, Missouri (3)
Office Building	—	1,700	12,038	532	1,845	12,425	14,270	3,137	11,133	2006	6/20/2011
Boston Heights, Ohio
Office Building	2,337	449	3,010	11	449	3,021	3,470	1,100	2,370	2011	10/20/2011
Parsippany, New Jersey
Office Building	5,967	1,696	7,077	252	1,696	7,329	9,025	2,217	6,808	1984	10/28/2011
Dartmouth, Massachusetts
Retail Location	3,450	—	4,236	—	—	4,236	4,236	960	3,276	2011	11/18/2011
Springfield, Missouri
Retail Location	1,343	—	2,275	—	—	2,275	2,275	662	1,613	2005	12/13/2011
Pittsburgh, Pennsylvania
Office Building	2,410	281	3,205	743	281	3,948	4,229	1,100	3,129	1968	12/28/2011
Ashburn, Virginia
Office Building	6,272	706	7,858	—	705	7,859	8,564	2,059	6,505	2002	1/25/2012
Ottumwa, Iowa
Industrial Building	3,042	212	5,072	310	212	5,382	5,594	1,360	4,234	1970	5/30/2012
New Albany, Ohio

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Office Building	7,319	1,658	8,746	—	1,658	8,746	10,404	2,439	7,965	2007	6/5/2012
Columbus, Georgia
Office Building	3,927	1,378	4,520	—	1,378	4,520	5,898	1,405	4,493	2012	6/21/2012
Columbus, Ohio
Office Building	2,458	542	2,453	134	542	2,587	3,129	878	2,251	1981	6/28/2012
Jupiter, Florida (3)
Office Building	—	1,160	11,994	34	1,160	12,028	13,188	2,660	10,528	2011	9/26/2012
Fort Worth, Texas
Industrial Building	11,076	963	15,647	—	963	15,647	16,610	3,405	13,205	2005	11/8/2012
Columbia, South Carolina
Office Building	15,474	1,905	20,648	438	1,905	21,086	22,991	6,305	16,686	2010	11/21/2012
Egg Harbor, New Jersey
Office Building	3,060	1,627	3,017	315	1,627	3,332	4,959	836	4,123	1985	3/28/2013
Vance, Alabama (3)
Industrial Building	—	457	10,529	6,692	457	17,221	17,678	2,900	14,778	2013	5/9/2013
Blaine, Minnesota
Office Building	7,351	1,060	10,518	—	1,060	10,518	11,578	3,031	8,547	2009	5/10/2013
Austin, Texas
Office Building	31,526	2,330	44,021	122	2,330	44,143	46,473	14,892	31,581	1999	7/9/2013
Allen, Texas
Office Building	7,862	2,699	7,945	1,335	2,699	9,280	11,979	2,829	9,150	1998	7/10/2013
Englewood, Colorado
Office Building	10,022	1,503	11,739	—	1,503	11,739	13,242	3,134	10,108	2008	12/11/2013
Novi, Michigan
Industrial Building	3,815	352	5,626	—	352	5,626	5,978	1,170	4,808	1988	12/27/2013
Allen, Texas
Retail Building	2,806	874	3,634	—	874	3,634	4,508	723	3,785	2004	3/27/2014
Colleyville, Texas
Retail Building	2,591	1,277	2,424	—	1,277	2,424	3,701	525	3,176	2000	3/27/2014
Rancho Cordova, California
Office Building	4,575	752	6,176	301	752	6,477	7,229	1,270	5,959	1986	4/22/2014
Coppell, Texas
Retail Building	2,985	1,448	3,349	—	1,448	3,349	4,797	650	4,147	2005	5/8/2014
Columbus, Ohio (3)
Office Building	—	990	8,017	1,835	990	9,852	10,842	2,582	8,260	1986	5/13/2014
Taylor, Pennsylvania
Industrial Building	21,600	3,101	25,405	—	3,101	25,405	28,506	4,477	24,029	2000/2006	6/9/2014
Aurora, Colorado (3)
Industrial Building	—	2,882	3,917	96	2,882	4,013	6,895	898	5,997	1983	7/1/2014
Indianapolis, Indiana
Office Building	5,591	502	6,422	1,727	498	8,153	8,651	1,746	6,905	1981/2014	9/3/2014
Denver, Colorado (3)
Industrial Building	—	1,621	7,071	243	1,621	7,314	8,935	1,423	7,512	1985	10/31/2014
Monroe, Michigan
Industrial Building	9,856	658	14,607	—	657	14,608	15,265	2,301	12,964	2004	12/23/2014
Monroe, Michigan
Industrial Building	6,899	460	10,225	—	460	10,225	10,685	1,610	9,075	2004	12/23/2014
Richardson, Texas
Office Building	13,296	2,728	15,372	643	2,728	16,015	18,743	3,349	15,394	1985/2008	3/6/2015
Birmingham, Alabama (3)
Office Building	—	650	2,034	60	650	2,094	2,744	477	2,267	1982/2010	3/20/2015
Dublin, Ohio
Office Building	3,951	1,338	5,058	886	1,338	5,944	7,282	1,118	6,164	1980/Various	5/28/2015
Draper, Utah
Office Building	12,184	3,248	13,129	74	3,248	13,203	16,451	2,459	13,992	2008	5/29/2015
Hapeville, Georgia
Office Building	6,986	2,272	8,778	263	2,272	9,041	11,313	1,479	9,834	1999/2007	7/15/2015
Villa Rica, Georgia
Industrial Building	3,546	293	5,277	18	293	5,295	5,588	832	4,756	2000/2014	10/20/2015
Taylorsville, Utah

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Office Building	9,112	3,008	10,659	435	3,008	11,094	14,102	2,108	11,994	1997	5/26/2016
Fort Lauderdale, Florida
Office Building	13,026	4,117	15,516	2,932	4,117	18,448	22,565	2,735	19,830	1984	9/12/2016
King of Prussia, Pennsylvania
Office Building	14,612	3,681	15,739	—	3,681	15,739	19,420	2,182	17,238	2001	12/14/2016
Conshohocken, Pennsylvania
Office Building	10,437	1,996	10,880	—	1,996	10,880	12,876	1,097	11,779	1996	6/22/2017
Philadelphia, Pennsylvania
Industrial Building	14,924	5,896	16,282	10	5,906	16,282	22,188	1,903	20,285	1994/2011	7/7/2017
Maitland, Florida
Office Building	15,789	3,073	19,661	431	3,091	20,074	23,165	2,615	20,550	1998	7/31/2017
Maitland, Florida
Office Building	7,916	2,095	9,339	—	2,095	9,339	11,434	940	10,494	1999	7/31/2017
Columbus, Ohio
Office Building	9,114	1,926	11,410	(1)	1,925	11,410	13,335	1,235	12,100	2007	12/1/2017
Salt Lake City, Utah (3)
Office Building	—	4,446	9,938	771	4,446	10,709	15,155	1,021	14,134	2007	12/1/2017
Vance, Alabama (3)
Industrial Building	—	459	12,224	36	469	12,250	12,719	811	11,908	2018	3/9/2018
Columbus, Ohio
Industrial Building	4,634	681	6,401	—	681	6,401	7,082	424	6,658	1990	9/20/2018
Detroit, Michigan
Industrial Building	6,660	1,458	10,092	10	1,468	10,092	11,560	428	11,132	1997	10/30/2018
Detroit, Michigan (3)
Industrial Building	—	662	6,681	10	672	6,681	7,353	288	7,065	2002/2016	10/30/2018
Lake Mary, Florida
Office Building	10,502	3,018	11,756	2	3,020	11,756	14,776	514	14,262	1997/2018	12/27/2018
Moorestown, New Jersey (3)
Industrial Building	—	471	1,825	—	471	1,825	2,296	101	2,195	1991	2/8/2019
Indianapolis, Indiana (3)
Industrial Building	—	255	2,809	—	255	2,809	3,064	92	2,972	1989/2019	2/28/2019
Ocala, Florida (3)
Industrial Building	—	1,286	8,535	—	1,286	8,535	9,821	214	9,607	2001	4/5/2019
Ocala, Florida (3)
Industrial Building	—	725	4,814	—	725	4,814	5,539	121	5,418	1965/2007	4/5/2019
Delaware, Ohio (3)
Industrial Building	—	316	2,355	—	316	2,355	2,671	66	2,605	2005	4/30/2019
Tifton, Georgia
Industrial Building	8,753	—	15,190	—	—	15,190	15,190	274	14,916	1995/2003	6/18/2019
Denton, Texas (3)
Industrial Building	—	1,497	4,151	—	1,496	4,152	5,648	78	5,570	2012	7/30/2019
Temple, Texas (3)
Industrial Building	—	200	4,335	65	200	4,400	4,600	47	4,553	1973/2006	9/26/2019
Temple, Texas (3)
Industrial Building	—	296	6,425	98	296	6,523	6,819	70	6,749	1978/2006	9/26/2019
Indianapolis, Indiana (3)
Industrial Building	—	1,158	5,162	—	1,158	5,162	6,320	41	6,279	1967/1998	11/14/2019
Jackson, Tennessee
Industrial Building	4,770	311	7,199	—	311	7,199	7,510	10	7,500	2019	12/16/2019
Carrollton, Georgia
Industrial Building	4,240	291	6,720	—	292	6,719	7,011	9	7,002	2015/2019	12/17/2019
New Orleans, Louisiana
Industrial Building	3,800	2,168	4,667	—	2,168	4,667	6,835	10	6,825	1975	12/17/2019
San Antonio, Texas
Industrial Building	3,900	775	6,877	—	775	6,877	7,652	10	7,642	1985	12/17/2019
Port Allen, Louisiana
Industrial Building	2,890	292	3,411	—	293	3,410	3,703	6	3,697	1983/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	1,870	673	2,291	—	674	2,290	2,964	4	2,960	1998/2017	12/17/2019
Tucson, Arizona

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (4)	Year Construction/ Improvements	Date Acquired
Industrial Building	3,500	819	4,636	—	819	4,636	5,455	7	5,448	1987/1995/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	3,540	818	5,219	—	819	5,218	6,037	8	6,029	2000/2018	12/17/2019
	$457,922	$138,037	$859,268	$67,084	$138,042	$926,347	$1,064,389	$210,944	$853,445

(1)
The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land, building improvements and acquisition costs capitalized for asset acquisitions under ASC 360, which is $1,064.4 million.

(2)
Depreciable life of all buildings is the shorter of the useful life of the asset or 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.

(3)	These properties are in our unencumbered pool of assets on our Credit Facility.

(4)	The net real estate figure includes real estate held for sale as of December 31, 2019 of $4.0 million.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	2019		2018		2017
Balance at beginning of period	$949,822		$906,850		$833,203
Additions:
Acquisitions during period	108,972		53,432		100,103
Improvements	10,580		4,824		10,473
Deductions:
Dispositions during period	(3,172)		(15,284)		(30,094)
Impairments during period	(1,813)		—		(6,835)
Balance at end of period	$1,064,389	(1)	$949,822	(2)	$906,850	(3)

(1)	The real estate figure includes $7.4 million of real estate held for sale as of December 31, 2019.

(2)	The real estate figure includes $3.2 million of real estate held for sale as of December 31, 2018.

(3)	The real estate figure includes $13.0 million of real estate held for sale as of December 31, 2017.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	2019		2018		2017
Balance at beginning of period	$178,475		$153,387		$134,329
Additions during period	32,838		29,915		26,927
Dispositions during period	(369)		(4,827)		(7,869)
Balance at end of period	$210,944	(1)	$178,475	(2)	$153,387	(3)

(1)	The accumulated depreciation figure includes $3.4 million of real estate held for sale as of December 31, 2019.

(2)	The accumulated depreciation figure includes $0.2 million of real estate held for sale as of December 31, 2018.

(3)	The accumulated depreciation figure includes $4.0 million real estate held for sale as of December 31, 2017.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2019. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Election of Directors to Class of 2023,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” and sub-caption “Code of Business Conduct and Ethics.”

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2020 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1	The following financial statements are filed herewith:

Report of Management on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
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

3.4
Articles Supplementary for 6.625% Series E Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed on September 27, 2019.

3.5	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 3, 2019.
3.6	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.
3.7	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.
3.8	Second Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 1, 2016.
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

4.3
Form of Certificate for 6.625% Series E Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed September 27, 2019.

4.4	Form of Indenture, incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (File No. 333-229209), filed January 11, 2019.
4.5	Form of Indenture, incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 (File No. 333-236143), filed January 29, 2020.
4.6	Description of the Registrant’s securities registered pursuant to Section 12 of the Exchange Act.
10.1
Administration Agreement between the Registrant and Gladstone Administration, LLC, dated January 1, 2007, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 3, 2007.

10.2
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

10.4
Guaranty Agreement, effective as of October 1, 2012 between the Registrant and KeyBank National Association, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 3, 2012.

10.5
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

10.6
Controlled Equity OfferingSM Sales Agreement, dated June 22, 2016, by and among the Registrant, Gladstone Commercial Limited Partnership, and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 23, 2016.

10.7
Second Amended and Restated Credit Agreement, dated as of October 27, 2017 by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association, as lender and agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed October 31, 2017.

10.8
First Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated as of July 2, 2019 by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association, as lender and agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 9, 2019

10.9
Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 11, 2018.

10.10
Exhibit SEP to Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership: Designation of 6.625% Series E Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed September 27, 2019.

10.11
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Operating Partnership, dated December 2, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 3, 2019.

10.12
Fifth Amended and Restated Investment Advisory Agreement, dated as of January 8, 2019, by and between the Registrant and Gladstone Management Corporation, incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-33097), filed February 13, 2019.

10.13
At-the-Market Equity Offering Sales Agreement, dated December 3, 2019, by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, and Robert W. Baird & Co. Incorporated, Goldman Sachs & Co. LLC, Stifel, Nicolaus & Company, Incorporated, BTIG, LLC, and Fifth Third Securities, Inc. (Common Shares), incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 3, 2019.

10.14
At-the-Market Equity Offering Sales Agreement, dated December 3, 2019, by and among Gladstone Commercial Corporation, Gladstone Commercial Limited Partnership, and Robert W. Baird & Co. Incorporated, Goldman Sachs & Co. LLC, Stifel, Nicolaus & Company, Incorporated, Fifth Third Securities, Inc. and U.S. Bancorp Investments, Inc. (Series E Preferred Shares), incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 3, 2019.

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
100
The following materials from the Registrant’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (v) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date:	February 12, 2020	By:	/s/ Michael Sodo
Michael Sodo
Chief Financial Officer
Date:	February 12, 2020	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 12, 2020	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date:	February 12, 2020	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date:	February 12, 2020	By:	/s/ Michael Sodo
Michael Sodo Chief Financial Officer (principal financial and accounting officer)

Date:	February 12, 2020	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date:	February 12, 2020	By:	/s/ Michela A. English
Michela A. English Director

Date:	February 12, 2020	By:	/s/ Paul Adelgren
Paul Adelgren Director

Date:	February 12, 2020	By:	/s/ John Outland
John Outland Director

Date:	February 12, 2020	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr. Director

Date:	February 12, 2020	By:	/s/ Caren D. Merrick
Caren D. Merrick Director