Form 10-Q
period 2020-03-31
GLADSTONE COMMERCIAL CORP
filed 2020-04-28
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of April 28, 2020 was 33,934,907.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate, at cost	$1,123,644	$1,056,978
Less: accumulated depreciation	216,547	207,523
Total real estate, net	907,097	849,455
Lease intangibles, net	122,036	115,465
Real estate and related assets held for sale, net	—	3,990
Cash and cash equivalents	9,853	6,849
Restricted cash	4,678	4,639
Funds held in escrow	7,971	7,226
Right-of-use assets from operating leases	5,742	5,794
Deferred rent receivable, net	35,599	37,177
Other assets	5,849	8,913
TOTAL ASSETS	$1,098,825	$1,039,508
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$486,315	$453,739
Borrowings under Revolver, net	20,846	51,579
Borrowings under Term Loan, net	159,033	121,276
Deferred rent liability, net	20,679	19,322
Operating lease liabilities	5,808	5,847
Asset retirement obligation	3,163	3,137
Accounts payable and accrued expenses	7,684	5,573
Liabilities related to assets held for sale, net	—	21
Due to Adviser and Administrator (1)	3,152	2,904
Other liabilities	16,488	12,920
TOTAL LIABILITIES	$723,168	$676,318
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D and E redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 12,760,000 shares authorized; and 6,269,555 shares issued and outstanding at March 31, 2020 and December 31, 2019 (3)	$152,193	$152,153
TOTAL MEZZANINE EQUITY	$152,193	$152,153
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 783,114 and 806,435 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 60,290,000 and 86,290,000 shares authorized and 33,930,020 and 32,593,651 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively (3)	34	32
Additional paid in capital	599,232	571,205
Accumulated other comprehensive income	(4,654)	(2,126)
Distributions in excess of accumulated earnings	(374,259)	(360,978)
TOTAL STOCKHOLDERS' EQUITY	220,354	208,134
OP Units held by Non-controlling OP Unitholders (3)	$3,110	$2,903
TOTAL EQUITY	$223,464	$211,037
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,098,825	$1,039,508

(1)	Refer to Note 2 “Related-Party Transactions”

(2)	Refer to Note 7 “Commitments and Contingencies”

(3)	Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended March 31,
	2020	2019
Operating revenues
Lease revenue	$33,619	$28,137
Total operating revenues	33,619	28,137
Operating expenses
Depreciation and amortization	14,096	13,010
Property operating expenses	6,213	3,068
Base management fee (1)	1,412	1,267
Incentive fee (1)	1,055	851
Administration fee (1)	438	413
General and administrative	878	657
Total operating expenses	24,092	19,266
Other (expense) income
Interest expense	(7,252)	(7,231)
(Loss) gain on sale of real estate, net	(12)	2,952
Other (loss) income	(5)	81
Total other expense, net	(7,269)	(4,198)
Net income	2,258	4,673
Net loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	9	(45)
Net income attributable to the Company	$2,267	$4,628
Distributions attributable to Series A, B, D, and E preferred stock	(2,678)	(2,612)
Distributions attributable to senior common stock	(208)	(224)
Net (loss) income (attributable) available to common stockholders	$(619)	$1,792
(Loss) earnings per weighted average share of common stock - basic & diluted
(Loss) earnings (attributable) available to common shareholders	$(0.02)	$0.06
Weighted average shares of common stock outstanding
Basic and Diluted	33,634,946	29,516,870
Earnings per weighted average share of senior common stock	$0.26	$0.26
Weighted average shares of senior common stock outstanding - basic	793,429	864,303
Comprehensive income
Change in unrealized loss related to interest rate hedging instruments, net	$(2,528)	$(722)
Other Comprehensive loss	(2,528)	(722)
Net income	$2,258	$4,673
Comprehensive (loss) income	$(270)	$3,951
Comprehensive loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	9	(45)
Total comprehensive (loss) income (attributable) available to the Company	$(261)	$3,906

(1)	Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,258	$4,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,096	13,010
Loss (gain) on sale of real estate, net	12	(2,952)
Amortization of deferred financing costs	374	456
Amortization of deferred rent asset and liability, net	(462)	(293)
Amortization of discount and premium on assumed debt, net	15	16
Asset retirement obligation expense	26	32
Operating changes in assets and liabilities
Decrease (increase) in other assets	1,412	(743)
Increase in deferred rent receivable	(214)	(581)
Increase (decrease) in accounts payable, accrued expenses, and amount due to Adviser and Administrator	2,391	(84)
Decrease in right-of-use asset from operating leases	52	50
Decrease in operating lease liabilities	(39)	(50)
Increase (decrease) in other liabilities	1,124	(796)
Leasing commissions paid	(715)	(138)
Net cash provided by operating activities	$20,330	$12,600
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(71,463)	$(6,315)
Improvements of existing real estate	(2,031)	(829)
Proceeds from sale of real estate	3,947	6,318
Receipts from lenders for funds held in escrow	21	991
Payments to lenders for funds held in escrow	(766)	(482)
Receipts from tenants for reserves	435	624
Payments to tenants from reserves	(429)	(271)
Deposits on future acquisitions	(1,000)	(565)
Deposits applied against acquisition of real estate investments	2,541	215
Net cash used in investing activities	$(68,745)	$(314)
Cash flows from financing activities:
Proceeds from issuance of equity	$28,296	$14,292
Offering costs paid	(323)	(179)
Borrowings under mortgage notes payable	35,855	10,640
Payments for deferred financing costs	(382)	(279)
Principal repayments on mortgage notes payable	(3,162)	(6,692)
Borrowings from revolving credit facility	36,900	13,700
Repayments on revolving credit facility	(67,700)	(31,500)
Borrowings on term loan	37,700	—
Increase (decrease) in security deposits	12	(141)
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(15,738)	(14,192)

Net cash provided by (used in) financing activities	$51,458	$(14,351)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,043	$(2,065)
Cash, cash equivalents, and restricted cash at beginning of period	$11,488	$9,082
Cash, cash equivalents, and restricted cash at end of period	$14,531	$7,017
SUPPLEMENTAL NON-CASH INFORMATION
Tenant funded fixed asset improvements	$353	$1,015
Unrealized loss related to interest rate hedging instruments, net	$(2,528)	$(722)
Right-of-use asset from operating leases	$—	$5,998
Operating lease liabilities	$—	$(5,998)
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$85	$239
Non-controlling OP Units issued in connection with acquisition	$502	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the three months ended March 31,
	2020	2019
Cash and cash equivalents	$9,853	$4,314
Restricted cash	4,678	2,703
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$14,531	$7,017

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission on February 12, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the impact of extraordinary events such as the novel coronavirus (“COVID-19”) pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. On January 1, 2020, we completed the integration of the accounting records of certain of our triple net leased third-party asset managed properties into our accounting system and paid out of our operating bank accounts. For periods prior to January 1, 2020, we recorded property operating expenses and offsetting lease revenues for these certain triple net leased properties on a net basis. Beginning January 1, 2020, we are recording the property operating expenses and offsetting lease revenues for these triple net leased properties on a gross basis, as we have amended our process whereby we are paying operating expenses on behalf of our tenants and receiving reimbursement, whereas, previously these tenants were paying these expenses directly with limited insight provided to us. There were no other material changes to our critical accounting policies during the three months ended March 31, 2020.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). The new standard requires more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair market value through net income. The standard also requires that financial assets measured at amortized cost be presented at the net amounts anticipated to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. We are required to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. We adopted ASU 2016-13 beginning with the three months ended March 31, 2020. Adopting ASU 2016-13 has not resulted in a material impact to our consolidated financial statements, as we do not have any loans receivable outstanding, and our receivables are generally incurred from leasing arrangements that are collected monthly.

In March 2020, the FASB issued Accounting Standards Update 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”). The main provisions of this update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020. We adopted ASU 2020-04 beginning with the three months ended March 31, 2020. Adopting ASU 2020-04 has not resulted in a material impact to our consolidated statements, as ASU 2020-04 allows for prospective application of any changes in the effective interest rate for our LIBOR based debt, and allows for practical expedients that will allow us to treat our derivative instruments designated as cash flow hedges consistent with how they are currently accounted for.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is an executive managing director of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of March 31, 2020 and December 31, 2019, $3.2 million and $2.9 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2019 meeting, our Board of Directors reviewed and renewed the Advisory Agreement for an additional year, through August 31, 2020.

Base Management Fee

Under the Advisory Agreement, the calculation of the annual base management fee equals 1.5% of our Total Equity, which is our total stockholders’ equity plus total mezzanine equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges), adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee), and adjusted to include operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”). The fee is calculated and accrued quarterly as 0.375% per quarter of such Total Equity figure. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

For the three months ended March 31, 2020 and 2019, we recorded a base management fee of $1.4 million and $1.3 million, respectively.

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

For the three months ended March 31, 2020 and 2019, we recorded an incentive fee of $1.1 million and $0.9 million, respectively. The Adviser did not waive any portion of the incentive fee for the three months ended March 31, 2020 or 2019, respectively.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2020 or 2019.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe this approach helps approximate fees paid by us to actual services performed by the Administrator for us. For the three months ended March 31, 2020 and 2019, we recorded an administration fee of $0.4 million and $0.4 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own (the “Financing Arrangement Agreement”). In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.09 million and $0.02 million during the three months ended March 31, 2020 and 2019, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25% and 0.15%, respectively, of the mortgage principal secured and/or extended. Our Board of Directors renewed the Financing Arrangement Agreement for an additional year, through August 31, 2020, at its July 2019 meeting.

Dealer Manager Agreement

On February 20, 2020 we entered into a dealer manager agreement (the “Dealer Manager Agreement”), with Gladstone Securities (the “Dealer Manager”), whereby the Dealer Manager will serve as our exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of 6.00% Series F Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share (the “Series F Preferred Stock”), on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. The Series F Preferred Stock is registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-236143), as the same may be amended and/or supplemented (the “Registration Statement”), under the Securities Act of 1933, as amended, and will be offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020 relating to the Registration Statement (the “Prospectus”).

Under the Dealer Manager Agreement, the Dealer Manager will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay the Dealer Manager (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to Shares sold pursuant to the DRIP. The Dealer Manager may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering.

3. (Loss) Earnings Per Share of Common Stock

The following tables set forth the computation of basic and diluted (loss) earnings per share of common stock for the three months ended March 31, 2020 and 2019. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted (loss) earnings per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of (loss) income would also be added back to net (loss) income. Net (loss) income figures are presented net of such non-controlling interests in the (loss) earnings per share calculation.

We computed basic (loss) earnings per share for the three months ended March 31, 2020 and 2019 using the weighted average number of shares outstanding during the respective periods. Diluted (loss) earnings per share for the three months ended March 31, 2020 and 2019 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net (loss) income (attributable) available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended March 31,
	2020	2019
Calculation of basic (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(619)	$1,792
Denominator for basic weighted average shares of common stock (1)	33,634,946	29,516,870
Basic (loss) earnings per share of common stock	$(0.02)	$0.06
Calculation of diluted (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(619)	$1,792
Add: income impact of assumed conversion of senior common stock (2)	—	—
Net (loss) income (attributable) available to common stockholders plus assumed conversions (2)	$(619)	$1,792
Denominator for basic weighted average shares of common stock (1)	33,634,946	29,516,870
Effect of convertible Senior Common Stock (2)	—	—
Denominator for diluted weighted average shares of common stock (2)	33,634,946	29,516,870
Diluted (loss) earnings per share of common stock	$(0.02)	$0.06

(1)	The weighted average number of OP Units held by Non-controlling OP Unitholders was 501,233 and 742,937 for the three months ended March 31, 2020 and 2019, respectively.

(2)
We excluded convertible shares of Senior Common Stock of 654,942 and 721,872 from the calculation of diluted (loss) earnings per share for the three months ended March 31, 2020 and 2019, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2020 and December 31, 2019, excluding real estate held for sale as of December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Real estate:
Land (1)	$146,580	$137,532
Building and improvements	907,577	851,245
Tenant improvements	69,487	68,201
Accumulated depreciation	(216,547)	(207,523)
Real estate, net	$907,097	$849,455

(1)	This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $9.0 million and $8.0 million for the three months ended March 31, 2020 and 2019, respectively.

Acquisitions

We acquired five properties during the three months ended March 31, 2020, and two properties during the three months ended March 31, 2019. The acquisitions are summarized below (dollars in thousands):

Three Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Expenses		Aggregate Annualized GAAP Rent	Aggregate Debt Issued or Assumed
March 31, 2020	(1)	890,038	14.8 Years	$71,965	$255	(3)	$5,303	$35,855
March 31, 2019	(2)	60,850	12.2 Years	6,318	130	(3)	516	—

(1)
On January 8, 2020, we acquired a 64,800 square foot property in Indianapolis, Indiana for $5.3 million. The property is leased to three tenants with a weighted average lease term of 7.2 years with annualized GAAP rent of $0.5 million. On January 27, 2020, we acquired a 320,838 square foot, three-property portfolio in Houston, Texas, Charlotte, North Carolina, and St. Charles, Missouri for $34.7 million. The portfolio has a weighted average lease term of 20.0 years, and an annualized GAAP rent of $2.6 million. We issued $18.3 million of mortgage debt with a fixed interest rate of 3.625% in connection with the acquisition. On March 9, 2020, we acquired a 504,400 square foot property in Chatsworth, Georgia for $32.0 million. We entered into an interest rate swap in connection with our $17.5 million of issued debt, resulting in a fixed interest rate of 2.8%. The annualized GAAP rent on the 10.5 Years lease is $2.2 million.

(2)
On February 8, 2019, we acquired a 26,050 square foot property in a suburb of Philadelphia, Pennsylvania, for $2.7 million. The annualized GAAP rent on the 15.1 year lease is $0.2 million. On February 28, 2019, we acquired a 34,800 square foot property in Indianapolis, Indiana for $3.6 million. The annualized GAAP rent on the 10.0 year lease is $0.3 million.

(3)
We accounted for these transactions under ASU 2017-01, “Clarifying the Definition of a Business.” As a result, we treated our acquisitions during the three months ended March 31, 2020 and 2019 as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $0.3 million and $0.1 million, respectively, of acquisition costs that would otherwise have been expensed under business combination treatment.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the three months ended March 31, 2020 and 2019 as follows (dollars in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Acquired assets and liabilities	Purchase price	Purchase price
Land (1)	$7,296	$726
Building and improvements	54,000	4,541
Tenant Improvements	1,285	93
In-place Leases	4,442	432
Leasing Costs	4,261	307
Customer Relationships	2,223	196
Above Market Leases (2)	210	23
Below Market Leases (3)	(1,752)	—
Total Purchase Price	$71,965	$6,318

(1)	This amount includes $2,711 of land value subject to a land lease agreement.

(2)	This amount includes $53 of loan receivable included in Other assets on the condensed consolidated balance sheets.

(3)	This amount includes $62 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.

Significant Real Estate Activity on Existing Assets

During the three months ended March 31, 2020 and 2019, we executed three and two leases, respectively, which are summarized below (dollars in thousands):

Three Months Ended	Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
March 31, 2020	232,648	6.8 years	$3,185	$1,892	$715
March 31, 2019	130,240	6.2 years	1,187	—	71

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the nine months ending December 31, 2020 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Nine Months Ending 2020	$82,835
2021	107,411
2022	101,883
2023	94,182
2024	85,298
2025	76,287
Thereafter	293,679
$841,575

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

Future minimum lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses and real estate held for sale as of December 31, 2019, for each of the five succeeding fiscal years and thereafter, is as follows (dollars in thousands):

Year	Tenant Lease Payments
2020	$107,159
2021	101,794
2022	94,252
2023	86,460
2024	77,414
Thereafter	307,591
$774,670

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2020 and 2019, respectively (dollars in thousands):

	For the three months ended March 31,
	(Dollars in Thousands)
Lease revenue reconciliation	2020	2019
Fixed rental payments	$29,479	$27,162
Variable rental payments	4,140	975
	$33,619	$28,137

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of March 31, 2020 and December 31, 2019, excluding real estate held for sale as of December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$97,348	$(50,602)	$92,906	$(48,468)
Leasing costs	73,231	(35,240)	68,256	(33,705)
Customer relationships	67,587	(30,288)	65,363	(28,887)
	$238,166	$(116,130)	$226,525	$(111,060)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$14,818	$(10,112)	$16,502	$(10,005)
Below market leases and deferred revenue	(36,365)	15,686	(34,322)	15,000
	$(21,547)	$5,574	$(17,820)	$4,995

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $5.1 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired during the three months ended March 31, 2020 and 2019 were as follows:

Intangible Assets & Liabilities	2020	2019
In-place leases	16.3	13.0
Leasing costs	16.3	13.0
Customer relationships	19.5	17.9
Above market leases	18.0	10.0
Below market leases	14.2	0.0
All intangible assets & liabilities	16.9	14.5

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the three months ended March 31, 2020, we continued to execute our capital recycling program, whereby we sell properties outside of our core markets and redeploy proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. On February 20, 2020, we sold one non-core property, located in Charlotte, North Carolina, which is detailed in the table below (dollars in thousands):

Square Footage Sold	Sales Price	Sales Costs	Loss on Sale of Real Estate, net
64,500	$4,145	$198	$(12)

Our disposition during the three months ended March 31, 2020 was not classified as a discontinued operation because it did not represent a strategic shift in operations, nor will it have a major effect on our operations and financial results. Accordingly, the operating results of this property is included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three months ended March 31, 2020, and 2019 (dollars in thousands):

	For the three months ended March 31,
	2020		2019
Operating revenue	$—		$295
Operating expense	33		70
Other expense, net	(12)	(1)	(1)
(Expense) income from real estate and related assets sold	$(45)		$224

(1)	Includes a $0.01 million loss on sale of real estate, net on one property.

Real Estate Held for Sale

As of March 31, 2020, we did not have any properties classified as held for sale. At December 31, 2019, we had one property classified as held for sale, located in Charlotte, North Carolina. This property was sold during the three months ended March 31, 2020.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

December 31, 2019
Assets Held for Sale
Real estate, at cost	$7,411
Less: accumulated depreciation	3,421
Total real estate held for sale, net	3,990
Total Assets Held for Sale	$3,990
Liabilities Held for Sale
Asset retirement obligation	$21
Total Liabilities Held for Sale	$21

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the three months ended March 31, 2020 and did not identify any held and used assets which were impaired. We also did not recognize an impairment charge during the three months ended March 31, 2019.

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

6. Mortgage Notes Payable and Credit Facility

Our mortgage notes payable and Credit Facility as of March 31, 2020 and December 31, 2019 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	March 31, 2020		March 31, 2020	December 31, 2019	March 31, 2020	March 31, 2020
Mortgage and other secured loans:
Fixed rate mortgage loans	62		$445,786	$412,771	(1)	(2)
Variable rate mortgage loans	12		44,830	45,151	(3)	(2)
Premiums and discounts, net	-		(224)	(239)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(4,077)	(3,944)	N/A	N/A
Total mortgage notes payable, net	74		$486,315	$453,739	(4)
Variable rate revolving credit facility	47	(6)	$21,600	$52,400	LIBOR + 1.65%	7/2/2023
Deferred financing costs, revolving credit facility	-		(754)	(821)	N/A	N/A
Total revolver, net	47		$20,846	$51,579
Variable rate term loan facility	-	(6)	$160,000	$122,300	LIBOR + 1.60%	7/2/2024
Deferred financing costs, term loan facility	-		(967)	(1,024)	N/A	N/A
Total term loan, net	N/A		$159,033	$121,276
Total mortgage notes payable and credit facility	121		$666,194	$626,594	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.

(2)	We have 58 mortgage notes payable with maturity dates ranging from 7/1/2020 through 8/1/2037.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.00% to one month LIBOR + 2.75%. As of March 31, 2020, one month LIBOR was approximately 0.99%.

(4)	The weighted average interest rate on the mortgage notes outstanding as of March 31, 2020 was approximately 4.32%.

(5)	The weighted average interest rate on all debt outstanding as of March 31, 2020 was approximately 3.86%.

(6)	The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 47 unencumbered properties as of March 31, 2020.
N/A - Not Applicable

Mortgage Notes Payable

As of March 31, 2020, we had 58 mortgage notes payable, collateralized by a total of 74 properties with a net book value of $730.5 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We have full recourse for $4.8 million of the mortgages notes payable, net, or 1.0% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the three months ended March 31, 2020, we issued four mortgages, collateralized by four properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$35,855	(1)	3.22%

(1)
We issued $18.3 million of fixed rate debt in connection with the three-property portfolio acquired on January 27, 2020 with a maturity date of February 1, 2030. The interest rate is fixed at 3.625%. On March 9, 2020, we issued $17.5 million of floating rate debt swapped to fixed rate debt of 2.8% in connection with the one property acquisition.

We made payments of $0.4 million and $0.3 million for deferred financing costs during the three months ended March 31, 2020 and 2019, respectively.

Scheduled principal payments of mortgage notes payable for the nine months ending December 31, 2020, and each of the five succeeding years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Nine Months Ending December 31, 2020	$28,514
2021	39,329
2022	107,733
2023	72,065
2024	49,172
2025	37,112
Thereafter	156,691
Total	$490,616	(1)

(1)
This figure does not include $0.2 million of premiums and discounts, net, and $4.1 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2020 and December 31, 2019, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at March 31, 2020 and December 31, 2019 (dollars in thousands):

		March 31, 2020		December 31, 2019
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,672	(1)	$204,090	$161	$166,728	$250

(1)	We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 2.00% to 3.25%.

We have assumed or entered into interest rate swap agreements in connection with certain of our acquisitions or mortgage financings, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair values of our interest rate swap agreements are recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at March 31, 2020 and December 31, 2019 (dollars in thousands):

March 31, 2020			December 31, 2019
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$63,168	$—	$(3,538)	$45,777	$—	$(1,173)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of loss recognized in Comprehensive Income
	Three Months Ended March 31,
	2020	2019
Derivatives in cash flow hedging relationships
Interest rate caps	$(163)	$(333)
Interest rate swaps	(2,365)	(389)

Total	$(2,528)	$(722)

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate caps	Other assets	$161	$250
Interest rate swaps	Other liabilities	(3,538)	(1,173)
Total derivative liabilities, net		$(3,377)	$(923)

The fair value of all mortgage notes payable outstanding as of March 31, 2020 was $501.9 million, as compared to the carrying value stated above of $490.6 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On July 2, 2019, we amended, extended and upsized our Credit Facility, expanding the Term Loan from $75.0 million to $160.0 million, and increasing the Revolver from $85.0 million to $100.0 million. The Term Loan has a new five-year term, with a maturity date of July 2, 2024, and the Revolver has a new four-year term, with a maturity date of July 2, 2023. The interest rate for the Credit Facility was reduced by 10 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on the amended Term Loan, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. We used the net proceeds derived from the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $1.3 million in connection with the Credit Facility amendment. The bank syndicate is now comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association.

As of March 31, 2020, there was $181.6 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 2.60%, and $12.6 million outstanding under letters of credit, at a weighted average interest rate of 1.65%. As of March 31, 2020, the maximum additional amount we could draw under the Credit Facility was $17.2 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2020.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2020.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future lease payments due under the terms of these leases as of March 31, 2020 are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Nine Months Ending December 31, 2020	$350
2021	477
2022	489
2023	492
2024	493
2025	494
Thereafter	7,305
Total anticipated lease payments	$10,100
Less: amount representing interest	(4,292)
Present value of lease payments	$5,808

Rental expense incurred for properties with ground lease obligations during the three months ended March 31, 2020 and 2019 was $0.1 million and $0.1 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income.

Letters of Credit

As of March 31, 2020, there was $12.6 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
Series A and B Preferred Stock	2020	2019
Balance, beginning of period	$—	$2
Issuance of Series A and B preferred stock, net	—	—
Balance, end of period	$—	$2
Senior Common Stock
Balance, beginning of period	$1	$1
Issuance of senior common stock, net	—	—
Balance, end of period	$1	$1
Common Stock
Balance, beginning of period	$32	$29
Issuance of common stock, net	2	1
Balance, end of period	$34	$30
Additional Paid in Capital
Balance, beginning of period	$571,205	$559,977
Issuance of common stock, net	27,930	14,111
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	97	(220)
Balance, end of period	$599,232	$573,868
Accumulated Other Comprehensive Income
Balance, beginning of period	$(2,126)	$(148)
Comprehensive income	(2,528)	(722)
Balance, end of period	$(4,654)	$(870)
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(360,978)	$(310,117)
Distributions declared to common, senior common, and preferred stockholders	(15,548)	(13,913)
Net income attributable to the Company	2,267	4,628
Balance, end of period	$(374,259)	$(319,402)
Total Stockholders' Equity
Balance, beginning of period	$208,134	$249,744
Issuance of common stock, net	27,932	14,112
Distributions declared to common, senior common, and preferred stockholders	(15,548)	(13,913)
Comprehensive income	(2,528)	(722)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	97	(220)
Net income attributable to the Company	2,267	4,628
Balance, end of period	$220,354	$253,629
Non-Controlling Interest
Balance, beginning of period	$2,903	$4,675
Distributions declared to Non-controlling OP Unit holders	(189)	(278)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	502	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(97)	220
Net (loss) income (attributable) available to OP units held by Non-controlling OP Unitholders	(9)	45
Balance, end of period	$3,110	$4,662
Total Equity	$223,464	$258,291

Distributions

We paid the following distributions per share for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020		2019
Common Stock and Non-controlling OP Units	$0.37545		$0.37500
Senior Common Stock	0.2625		0.2625
Series A Preferred Stock	—	(1)	0.4843749
Series B Preferred Stock	—	(1)	0.46875
Series D Preferred Stock	0.4374999		0.4374999
Series E Preferred Stock	0.414063		—

(1)	We fully redeemed all outstanding shares of both Series A Preferred Stock and Series B Preferred Stock on October 28, 2019.

Recent Activity

Common Stock ATM Program

During the three months ended March 31, 2020, we sold 1.3 million shares of common stock, raising $27.9 million in net proceeds under our At-the-Market Equity Offering Sales Agreements (the “Common Stock Sales Agreement”), with Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”) (collectively, the “Common Stock Sales Agents”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of March 31, 2020, we had remaining capacity to sell up to $209.2 million of common stock under the Common Stock ATM Program.

Mezzanine Equity

Our 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) are classified as mezzanine equity on our condensed consolidated balance sheets because both are redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock is redeemable at the option of the shareholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a delisting event or change of control of greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred Stock and Series E Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control greater than 50%, or a delisting event, is remote.

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc. (the “Series E Preferred Stock Sales Agents”), pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the three months ended March 31, 2020. We do not have an active At-the-Market program for our Series D Preferred Stock.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of March 31, 2020, we had the ability to issue up to $409.7 million under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. the 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock. As of March 31, 2020, we had the ability to issue up to $800.0 million of securities under the 2020 universal shelf, as we have not sold any securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, the Company filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. Currently, there are no shares of the Series F Preferred Stock outstanding.

Amendment to Operating Partnership Agreement

In connection with the authorization of the Series F Preferred Stock, the Operating Partnership controlled by the Company through its ownership of GCLP Business Trust II, the general partner of the Operating Partnership, adopted the Second Amendment to its Second Amended and Restated Agreement of Limited Partnership, including Exhibit SFP thereto (collectively, the “Amendment”), as amended from time to time, establishing the rights, privileges and preferences of 6.00% Series F Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series F Preferred Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series F Preferred Units as are issued shares of Series F Preferred Stock by the Company in connection with the Offering upon the Company’s contribution to the Operating Partnership of the net proceeds of the Offering. Generally, the Series F Preferred Units provided for under the Amendment have preferences, distribution rights and other provisions substantially equivalent to those of the Series F Preferred Stock.

9. Subsequent Events

Distributions

On April 14, 2020, our Board of Directors declared the following monthly distributions for the months of April, May and June of 2020:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series D Preferred Distributions per Share	Series E Preferred Distributions per Share
April 24, 2020	April 30, 2020	$0.12515	$0.1458333	$0.138021
May 19, 2020	May 29, 2020	0.12515	0.1458333	0.138021
June 19, 2020	June 30, 2020	0.12515	0.1458333	0.138021
		$0.37545	$0.4374999	$0.414063

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
April	May 6, 2020	$0.0875
May	June 5, 2020	0.0875
June	July 6, 2020	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
April 29, 2020	May 5, 2020	$0.125
May 28, 2020	June 5, 2020	0.125
June 25, 2020	July 2, 2020	0.125
		$0.375

Financing Activity

On April 24, 2020, we repaid $5.9 million of fixed rate mortgage debt collateralized by one property with an interest rate of 6.0%, and we repaid $12.1 million of variable rate mortgage debt collateralized by two properties with an interest rate of one month LIBOR + 2.25%. We repaid these mortgages using cash on hand and borrowings from our Credit Facility.

COVID-19

As of April 28, 2020, we have collected approximately 98% of all outstanding April cash base rent obligations. In April 2020, we granted rent deferrals to three tenants representing approximately 2% of total portfolio rents. The agreements with these tenants include current partial payment in exchange for rent deferrals of varying terms with deferred amounts to be paid by the respective tenant back to us, for the period starting in July 2020 and ending through March 2021. We have received and may receive additional rent modification requests in future periods from our tenants. We are unable to quantify the economic impact of these potential requests at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

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

As of April 28, 2020:

•	we owned 122 properties totaling 15.1 million square feet in 28 states;

•	our occupancy rate was 96.6%;

•	the weighted average remaining term of our mortgage debt was 5.0 years and the weighted average interest rate was 4.36%; and

•	the average remaining lease term of the portfolio was 7.5 years.

Business Environment

The rapid spread of the coronavirus identified as COVID-19 has resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. These measures and the pandemic have caused a significant national and global economic downturn, disrupted business operations, including those of our tenants, significantly increased unemployment and underemployment levels, and are expected to have an adverse effect on both industrial and office demand for space in the short term. Interest rates have been volatile and although interest rates are still low by historical standards (and in some cases have been reduced to help curb the impact of COVID-19), lenders have varied on their required spreads over the last several quarters. Fourth quarter 2019 statistics reflect that single property listings and investment sales volumes are lower as compared to the prior year’s same period, although the full year volume was healthy. After completing the 11th year of the current cycle, some national research firms had been estimating that both pricing and investment sales volume would be peaking and the national economy would be slowing in the near term, prior to the rapid spread of COVID-19. Global recessionary conditions are expected in 2020 as a direct result of the COVID-19 pandemic, although the actual impact and duration are unknown. See “Impact of COVID-19 on Our Business” below for the impact on the COVID-19 pandemic on our business.

From a more macro-economic perspective, there continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact, the extent and duration of social distancing and the adoption of shelter-in-place orders, and the ongoing impact of COVID-19 on business and economic activity.

Impact of COVID-19 on Our Business

The extent to which the COVID-19 pandemic may impact our business, financial condition, liquidity, results of operations, funds from operations or prospects will depend on numerous evolving factors that we are not be able to predict at this time, including the nature, duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic (such as the effect on market rental rates and commercial real estate values) and actions taken in response; the effect on our tenants and their businesses; the ability of our tenants to make their rental payments, any closures of our tenants’ properties, our ability to secure debt financing, service future debt obligations or pay distributions to our stockholders. Any of these events could materially adversely impact our business, financial condition, liquidity, results of operations, funds from operations or prospects.

We collected all of cash base rent obligations during the first quarter of 2020. As of April 28, 2020, we have collected approximately 98% of all April cash base rent obligations. In April 2020, we granted rent deferrals to three tenants representing approximately 2% of total portfolio rents. The agreements with these tenants include current partial payment in exchange for rent deferrals of varying terms with deferred amounts to be paid by the respective tenant back to us, for the period starting in July 2020 and ending through March 2021. In connection with one of the rent deferrals, we were able to obtain short term mortgage payment relief from our lender on the loan associated with those properties. We may pursue additional loan relief agreements in the future. We have received and may receive additional rent modification requests in future periods from our tenants. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil & gas industries. These industries, among certain others, have generally been severely impacted by the COVID-19.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near term debt obligations and operating expenses. We are in compliance with all of our debt covenants, and we amended our Credit Facility within the past nine months to increase our borrowing capacity. We have had numerous conversations with lenders and do not believe there will be a credit freeze in the near term. Public equity markets have been volatile as of recent, and we do not anticipate using our at the market programs until there is more stability in our share price. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our personnel, tenants and stockholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, financial condition, liquidity, results of operations, funds from operations or prospects, we believe that it is important to share where we stand today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Other Business Environment Considerations

The long-term impact of tax reform in the U.S. also continues to be unknown at this time, although the lowering of the corporate tax rate is generally expected to be beneficial. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term, particularly with the recent fiscal stimulus as well as other geo-political issues relating to the global economic slowdown has increased domestic and global instability. These developments could cause interest rates and borrowing costs to be volatile, which may adversely affect our ability to access both the equity and debt markets and could have an adverse impact on our tenants as well.

All of our variable rate debt is based upon the one month London Inter-bank Offered Rate (“LIBOR”), although LIBOR is currently anticipated to be phased out during late 2021. LIBOR is expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate repo data collected from multiple data sets. The intent is to adjust the SOFR to minimize differences between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition, as we cannot assess whether SOFR will become a standard rate for variable rate debt. Any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based debt, or the value of our portfolio of LIBOR-indexed, floating rate debt.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have four partially vacant building and three fully vacant buildings.

We have five leases expiring during the remainder of 2020, which account for 5.1% of lease revenue recognized during the three months ended March 31, 2020, 11 leases expiring in 2021, which account for 4.9% of lease revenue recognized during the three months ended March 31, 2020, and eight leases expiring in 2022, which account for 6.4% of lease revenue recognized during the three months ended March 31, 2020.

Our available vacant space at March 31, 2020 represents 3.4% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $1.8 million. We continue to actively seek new tenants for these properties.

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

Recent Developments

2020 Sale Activity

During the three months ended March 31, 2020, we continued to execute our capital recycling program, whereby we sell non-core properties and redeploy proceeds to fund property acquisitions located in our target secondary growth markets, as well as repay outstanding debt. We will continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. On February 20, 2020 we sold one non-core property located in Charlotte, North Carolina, which is detailed in the table below (dollars in thousands):

Square Footage Sold	Sales Price	Sales Costs	Loss on Sale of Real Estate, net
64,500	$4,145	$198	$(12)

2020 Acquisition Activity

During the three months ended March 31, 2020, we acquired five industrial properties, one property located in Indianapolis, Indiana, a three-property portfolio in Houston, Texas; Charlotte, North Carolina; and St. Charles, Missouri, and one property in Chatsworth, Georgia, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Acquisition Costs		Aggregate Annualized GAAP Rent	Aggregate Mortgage Debt Issued or Assumed
890,038	14.8 years	$71,965	$255	(1)	$5,303	$35,855

(1)
We accounted for these transactions under ASU 2017-01. As a result, we treated these acquisitions as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $0.3 million of acquisition costs that would otherwise have been expensed under business combination treatment.

2020 Leasing Activity

During the three months ended March 31, 2020, we executed three leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Rent	Aggregate Tenant Improvement	Aggregate Leasing Commissions
232,648	6.8 years	$3,185	1,892	$715

2020 Financing Activity

During the three months ended March 31, 2020, we issued four mortgages, collateralized by four properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$35,855	(1)	3.22%

(1)
We issued $18.3 million of fixed rate debt in connection with the three-property portfolio acquired on January 27, 2020 with a maturity date of February 1, 2030. The interest rate is fixed at 3.625%. On March 9, 2020, we issued $17.5 million of floating rate debt swapped to fixed rate debt of 2.8% in connection with the one property acquisition.

On April 24, 2020, we repaid $5.9 million of fixed rate mortgage debt collateralized by one property with an interest rate of 6.0%, and we repaid $12.1 million of variable rate mortgage debt collateralized by two properties with an interest rate of one month LIBOR + 2.25%. We repaid these mortgages using cash on hand and borrowings from our Credit Facility.

2020 Equity Activities

Common Stock ATM Program

During the three months ended March 31, 2020, we sold 1.3 million shares of common stock, raising $27.9 million in net proceeds under our Common Stock ATM Program. As of March 31, 2020, we had remaining capacity to sell up to $209.2 million of common stock under the Common Stock ATM Program.

Preferred ATM Programs

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc. (the “Series E Preferred Stock Sales Agents”), pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the three months ended March 31, 2020. We do not have an active At-the-Market program for our Series D Preferred Stock.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of March 31, 2020, we had the ability to issue up to $409.7 million under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. the 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock. As of March 31, 2020, we had the ability to issue up to $800.0 million of securities under the 2020 universal shelf, as we have not sold any securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the 6.00% Series F Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share (the “Series F Preferred Stock”) and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of Common Stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as Common Stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. Currently, there are no shares of the Series F Preferred Stock outstanding.

Amendment to Operating Partnership Agreement

In connection with the authorization of the Series F Preferred Stock, Gladstone Commercial Limited Partnership (the “Operating Partnership”), a Delaware limited partnership controlled by the Company through its ownership of GCLP Business Trust II, the general partner of the Operating Partnership, adopted the Second Amendment to its Second Amended and Restated Agreement of Limited Partnership, including Exhibit SFP thereto (collectively, the “Amendment”), as amended from time to time, establishing the rights, privileges and preferences of 6.00% Series F Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series F Preferred Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series F Preferred Units as are issued shares of Series F Preferred Stock by the Company in connection with the Offering upon the Company’s contribution to the Operating Partnership of the net proceeds of the Offering. Generally, the Series F Preferred Units provided for under the Amendment have preferences, distribution rights and other provisions substantially equivalent to those of the Series F Preferred Stock.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”) seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the three months ended March 31, 2020, our largest tenant comprised only 3.6% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the three months ended March 31,
	2020		2019
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$5,600	16.6%	$4,769	16.9%
Diversified/Conglomerate Services	4,137	12.3	3,653	13.0
Healthcare	4,107	12.2	3,256	11.6
Automobile	3,847	11.4	3,779	13.4
Banking	2,487	7.4	2,213	7.9
Buildings and Real Estate	2,109	6.3	1,127	4.0
Information Technology	1,715	5.1	1,554	5.5
Personal, Food & Miscellaneous Services	1,500	4.5	1,499	5.3
Electronics	1,335	4.0	1,124	4.0
Machinery	1,296	3.9	562	2.0
Diversified/Conglomerate Manufacturing	1,183	3.5	1,265	4.5
Beverage, Food & Tobacco	976	2.9	376	1.3
Chemicals, Plastics & Rubber	948	2.8	745	2.6
Personal & Non-Durable Consumer Products	612	1.8	605	2.2
Childcare	557	1.7	557	2.0
Containers, Packaging & Glass	533	1.6	456	1.6
Printing & Publishing	346	1.0	300	1.1
Education	210	0.6	165	0.6
Home & Office Furnishings	121	0.4	132	0.5
Total	$33,619	100.0%	$28,137	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three months ended March 31, 2020 and 2019 (dollars in thousands):

State	Lease Revenue for the three months ended March 31, 2020	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2020	Lease Revenue for the three months ended March 31, 2019	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2019
Texas	$5,054	15.0%	16	$3,949	14.0%	12
Florida	4,230	12.6	11	3,763	13.4	9
Ohio	3,651	10.9	15	2,657	9.4	16
Pennsylvania	3,398	10.1	9	3,393	12.1	9
Georgia	2,248	6.7	9	1,210	4.3	6
Utah	1,960	5.8	4	1,861	6.6	3
Minnesota	1,628	4.8	5	934	3.3	6
Michigan	1,573	4.7	6	1,506	5.4	6
North Carolina	1,449	4.3	8	1,556	5.5	8
South Carolina	1,229	3.7	2	1,159	4.1	2
All Other States	7,199	21.4	43	6,149	21.9	32
Total	$33,619	100.0%	128	$28,137	100.0%	109

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2020 or 2019.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 12, 2020 (our “2019 Form 10-K”). On January 1, 2020, we completed the integration of the accounting records of certain of our triple net leased third-party asset managed properties into our accounting system and paid out of our operating bank accounts. For periods prior to January 1, 2020, we recorded property operating expenses and offsetting lease revenues for these certain triple net leased properties on a net basis. Beginning January 1, 2020, we are recording the property operating expenses and offsetting lease revenues for these triple net leased properties on a gross basis, as we have amended our process whereby we are paying operating expenses on behalf of our tenants and receiving reimbursement, whereas, previously these tenants were paying these expenses directly with limited insight provided to us. There were no other material changes to our critical accounting policies or estimates during the three months ended March 31, 2020.

Results of Operations

The weighted average yield on our total portfolio, which was 8.4% and 8.7% as of March 31, 2020 and 2019, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2020 and 2019 is below (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2020	2019	$ Change	% Change
Operating revenues
Lease revenue	$33,619	$28,137	$5,482	19.5%
Total operating revenues	33,619	28,137	5,482	19.5%
Operating expenses
Depreciation and amortization	14,096	13,010	1,086	8.3%
Property operating expenses	6,213	3,068	3,145	102.5%
Base management fee	1,412	1,267	145	11.4%
Incentive fee	1,055	851	204	24.0%
Administration fee	438	413	25	6.1%
General and administrative	878	657	221	33.6%
Total operating expenses	24,092	19,266	4,826	25.0%
Other (expense) income
Interest expense	(7,252)	(7,231)	(21)	0.3%
(Loss) gain on sale of real estate, net	(12)	2,952	(2,964)	(100.4)%
Other (expense) income, net	(5)	81	(86)	(106.2)%
Total other expense, net	(7,269)	(4,198)	(3,071)	73.2%
Net income	2,258	4,673	(2,415)	(51.7)%
Distributions attributable to Series A, B, D and E preferred stock	(2,678)	(2,612)	(66)	2.5%
Distributions attributable to senior common stock	(208)	(224)	16	(7.1)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(628)	$1,837	$(2,465)	(134.2)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.02)	$0.06	$(0.08)	(133.3)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$13,480	$11,895	$1,585	13.3%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$13,688	$12,119	$1,569	12.9%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.39	$0.39	$—	—%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.39	$0.39	$—	—%

(1)	Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2019, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2018. Properties with vacancy are properties that were fully vacant or had greater than 5.0% vacancy, based on square footage, at any point subsequent to January 1, 2019.

Operating Revenues

	For the three months ended March 31,
	(Dollars in Thousands)
Lease Revenues	2020	2019	$ Change	% Change
Same Store Properties	$27,696	$25,214	$2,482	9.8%
Acquired & Disposed Properties	3,346	598	2,748	459.5%
Properties with Vacancy	2,577	2,325	252	10.8%
	$33,619	$28,137	$5,482	19.5%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three months ended March 31, 2020 from the comparable 2019 period, primarily due to increases in rental charges from lease renewals and increased operating expense recoveries from triple net leased properties. Lease revenues increased for acquired and disposed of properties for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, because we acquired 23 properties during and subsequent to March 31, 2019, offset by a loss of lease revenues from two properties we sold during and subsequent to the three months ended March 31, 2019 pursuant to our capital recycling program. Lease revenues increased for our properties with vacancy for the three months ended March 31, 2020 due to us earning a lease termination fee at one property, coupled with increased operating expense recoveries.

On January 1, 2020, we completed the integration of the accounting records of certain of our triple net leased third-party asset managed properties into our accounting system and paid out of our operating bank accounts. For periods prior to January 1, 2020, we recorded property operating expenses and offsetting lease revenues for these certain triple net leased properties on a net basis. Beginning January 1, 2020, we are recording the property operating expenses and offsetting lease revenues for these triple net leased properties on a gross basis, as we have amended our process whereby we are paying operating expenses on behalf of our tenants and receiving reimbursement, whereas, previously these tenants were paying these expenses directly with limited insight provided to us. See table below for a reconciliation of lease revenue for the three months ended March 31, 2020, and the comparable 2019 period. Fixed rental payments consist of fixed rental charges that are contractually due us, and variable rental payments consist of operating expense recoveries that we collect to pay for property operating expenses incurred at certain properties. Lease revenues relating to the 2019 reporting period have not been amended.

	For the three months ended March 31,
	(Dollars in Thousands)
Lease revenue reconciliation	2020	2019	$ Change	% Change
Fixed rental payments	$29,479	$27,162	$2,317	8.5%
Variable rental payments	4,140	975	3,165	324.6%
	$33,619	$28,137	$5,482	19.5%

Operating Expenses

Depreciation and amortization increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to depreciation on capital projects completed subsequent to the three months ended March 31, 2019, coupled with depreciation on the 23 properties acquired during and subsequent to the three months ended March 31, 2019, partially offset by decreased depreciation on the two properties sold during and subsequent to the three months ended March 31, 2019.

	For the three months ended March 31,
	(Dollars in Thousands)
Property Operating Expenses	2020	2019	$ Change	% Change
Same Store Properties	$4,974	$2,709	$2,265	83.6%
Acquired & Disposed Properties	190	47	143	304.3%
Properties with Vacancy	1,049	312	737	236.2%
	$6,213	$3,068	$3,145	102.5%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is a result of an increase in our property operating expenses at our triple net leased properties. The increase in property operating expenses for acquired and disposed of properties for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily a result of increased property operating expenses from 23 properties acquired during and subsequent to March 31, 2019, partially offset by a reduction of operating expenses from two properties sold during and subsequent to March 31, 2019. The increase in property operating expenses for properties with vacancy for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is a result of two of our properties going vacant during the three months ended March 31, 2020 that were fully leased during the three months ended March 31, 2019.

The base management fee paid to the Adviser increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to an increase in total equity over the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to pre-incentive fee Core FFO increasing faster than the hurdle rate. The increase in FFO is a result of an increase in total operating revenues, partially offset by an increase in total operating expenses and interest expense. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to our Administrator incurring greater costs that are allocated to the Company during the three months ended March 31, 2020. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily as a result of an increase in legal and accounting fees coupled with an increase in shareholder related expenses.

Other Income and Expenses

Interest expense increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily a result of our increased mortgage borrowings, coupled with increased borrowings on our Credit Facility subsequent to the three months ended March 31, 2019, partially offset by a decrease in interest rates on our LIBOR based variable rate debt, compared to the three months ended March 31, 2019.

Loss on sale of real estate, net, for the three months ended March 31, 2020 is attributable to one non-core office asset located in Charlotte, North Carolina being sold during the period. Gain on sale of real estate, net, for the three months ended March 31, 2019 is attributable to one non-core office asset located in Maitland, Florida being sold during the period.

Net (Loss) Income (Attributable) Available to Common Stockholders and Non-controlling OP Unitholders

Net loss attributable to common stockholders and Non-controlling OP Unitholders increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to the increase in interest expense due to increased mortgage and Term Loan borrowings, coupled with an increase in depreciation and amortization expense due to asset acquisition activity subsequent to March 31, 2019, coupled with the gain on sale, net recognized during the three months ended March 31, 2019, partially offset by an increase in lease revenues due to asset acquisition activity subsequent to March 31, 2019.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of March 31, 2020, was $27.1 million, consisting of approximately $9.9 million in cash and cash equivalents and an available borrowing capacity of $17.2 million under our Credit Facility. Our available borrowing capacity under the Credit Facility increased to $29.5 million as of April 28, 2020.

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

Equity Capital

During the three months ended March 31, 2020, we raised net proceeds of $27.9 million of common equity under our Common Stock ATM Program at a net weighted average per share price of $21.22. We used these proceeds to pay down outstanding debt and for other general corporate purposes. We did not sell any shares of our Series E Preferred Stock pursuant to our Series E Preferred Stock Sales Agreement during the three months ended March 31, 2020.

As of April 28, 2020, we had the ability to raise up to $409.7 million of additional equity capital through the sale and issuance of securities that are registered under the 2019 Universal Shelf, in one or more future public offerings. Of the $409.7 million of available capacity under our 2019 Universal Shelf, approximately $209.2 million is reserved for additional sales under our Common Stock ATM Program, and approximately $100.0 million is reserved for additional sales under our Series E Preferred Stock Sales Agreement as of April 28, 2020. We expect to continue to use our ATM programs as a source of liquidity for the remainder of 2020.

As of April 28, 2020, we had the ability to raise up to $800.0 million of additional equity capital through the sale and issuance of securities that are registered under the 2020 Universal Shelf, in one or more future public offerings. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock as of April 28, 2020.

Debt Capital

As of March 31, 2020, we had 58 mortgage notes payable in the aggregate principal amount of $490.6 million, collateralized by a total of 74 properties with a remaining weighted average maturity of 4.9 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2020 was 4.32%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of March 31, 2020, we had mortgage debt in the aggregate principal amount of $28.5 million payable during the remainder of 2020 and $39.3 million payable during 2021. The 2020 principal amount payable includes both amortizing principal payments and four balloon principal payments due during the remaining nine months of 2020. On April 24, 2020, we repaid $12.1 million of mortgage debt that was maturing in 2020, and $5.9 million of mortgage debt that was maturing in 2021. We anticipate being able to refinance our mortgages that come due during the remainder of 2020 and 2021 with a combination of new debt and the issuance of additional equity securities. In addition, we have raised substantial equity under our ATM programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2020, was $20.3 million, as compared to net cash provided by operating activities of $12.6 million for the three months ended March 31, 2019. This change was primarily a result of an increase in operating revenues from our 23 property acquisitions completed subsequent to March 31, 2019, coupled with contractual lease revenue increases on the in-place portfolio, partially offset by an increase in general and administrative and interest expense. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2020, was $68.7 million, which primarily consisted of five property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of one property. Net cash used in investing activities during the three months ended March 31, 2019, was $0.3 million, which primarily consisted of two property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of one property.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2020, was $51.5 million, which primarily consisted of the issuance of $28.3 million of common equity, borrowings from our Term Loan of $37.7 million, and the issuance of $35.9 million of new mortgage debt, partially offset by the repayment of $3.2 million of mortgage principal and distributions paid to common, senior common and preferred shareholders. Net cash used in financing activities for the three months ended March 31, 2019, was $14.4 million, which primarily consisted of $6.7 million of mortgage principal repayments, a net $17.8 million decrease in borrowings on our Revolver, and distributions paid to common, senior common and preferred shareholders, partially offset by $10.6 million in new mortgage borrowings coupled with the issuance of $14.3 million of common equity.

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

As of March 31, 2020, there was $181.6 million outstanding under our Credit Facility at a weighted average interest rate of approximately 2.60% and $12.6 million outstanding under letters of credit at a weighted average interest rate of 1.65%. As of April 28, 2020, the maximum additional amount we could draw under the Credit Facility was $29.5 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2020.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$672,216	$41,783	$153,474	$300,073	$176,886
Interest on Debt Obligations (2)	114,586	25,047	44,794	25,897	18,848
Operating Lease Obligations (3)	10,100	467	972	986	7,675
Purchase Obligations (4)	2,474	2,474	—	—	—
	$799,376	$69,771	$199,240	$326,956	$203,409

(1)
Debt obligations represent borrowings under our Revolver, which represents $21.6 million of the debt obligation due in 2023, our Term Loan, which represents $160.0 million of the debt obligation due in 2024, and mortgage notes payable that were outstanding as of March 31, 2020. This figure does not include $0.2 million of premiums and discounts, net and $5.8 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.

(2)
Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of March 31, 2020.

(3)	Operating lease obligations represent the ground lease payments due on four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at four of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2020.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2020 and 2019, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2020	2019
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$2,258	$4,673
Less: Distributions attributable to preferred and senior common stock	(2,886)	(2,836)
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(628)	$1,837
Adjustments:
Add: Real estate depreciation and amortization	$14,096	$13,010
Add: Loss on sale of real estate, net	12	—
Less: Gain on sale of real estate, net	—	(2,952)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$13,480	$11,895
Weighted average common shares outstanding - basic	33,634,946	29,516,870
Weighted average Non-controlling OP Units outstanding	501,233	742,937
Total common shares and Non-controlling OP Units	34,136,179	30,259,807
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.39	$0.39
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$2,258	$4,673
Less: Distributions attributable to preferred and senior common stock	(2,886)	(2,836)
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(628)	$1,837
Adjustments:
Add: Real estate depreciation and amortization	$14,096	$13,010
Add: Income impact of assumed conversion of senior common stock	208	224
Add: Loss on sale of real estate, net	12	—
Less: Gain on sale of real estate, net	—	(2,952)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$13,688	$12,119
Weighted average common shares outstanding - basic	33,634,946	29,516,870
Weighted average Non-controlling OP Units outstanding	501,233	742,937
Effect of convertible senior common stock	654,942	721,872
Weighted average common shares and Non-controlling OP Units outstanding - diluted	34,791,121	30,981,679
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$0.39	$0.39
Distributions declared per share of common stock and Non-controlling OP Unit	$0.37545	$0.37500

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2020, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of March 31, 2020. As of March 31, 2020, our effective average LIBOR was 0.99%. Given that a 1%, 2%, or 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net decrease to Net Income
1% Increase to LIBOR	2,296	(2,296)
2% Increase to LIBOR	3,829	(3,829)
3% Increase to LIBOR	4,087	(4,087)

As of March 31, 2020, the fair value of our mortgage debt outstanding was $501.9 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at March 31, 2020, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $19.1 million and $20.4 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2020.

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

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and the risk factor below. Other than the risk factor below, there are no other material changes to risks associated with our business or investment in our securities from those previously set forth in the reports described above.

Disruptions in the financial markets and uncertain economic conditions resulting from the outbreak of COVID-19 could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to stockholders.

Currently, both the investing and leasing environments are highly competitive. While there was recently an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the recent downturn and uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Specifically, the outbreak of a novel strain of coronavirus (“COVID-19”), both in the U.S. and globally, has created significant disruptions to financial markets, has resulted in business shutdowns and has led to an expectation of recessionary conditions in the economy in the short term. We expect the significance of the COVID-19 pandemic, including the extent of its effects on our financial and operational results, to be dictated by, among, other things, its nature, duration and scope, the success of efforts to contain the spread of COVID-19 and the impact of actions taken in response to the pandemic including travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. At this point, the extent to which the COVID-19 pandemic may impact the global economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

Volatility in global markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Economic slowdowns of large economies outside the United States are likely to negatively impact growth of the U.S. economy. Political uncertainties both home and abroad may discourage business investment in real estate and other capital spending. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, or requests from tenants for rent abatements during periods when they are severely impacted by COVID-19, may result in decreases in our cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing our debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of our real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.

The debt market remains sensitive to the macro-economic environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage backed securities ("CMBS") industries and the COVID-19 pandemic. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including but not limited to securitized debt, fixed rate loans, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have a negative effect on the values of our properties and revenues from our properties. Additionally, the significant disruption and volatility in the global capital markets increases the cost of capital and may adversely impact our access to the capital markets, including our ability to raise capital though our at the market and continuous offering programs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
As partial consideration in connection with the acquisition of a $5.3 million asset located in Indianapolis, Indiana on January 8, 2020, the Operating Partnership issued 23,396 OP Units, constituting an aggregate fair value of approximately $0.5 million as of the acquisition date. With regard to the OP Units issued in connection with the transaction, following a one-year holding period, the OP Units will be redeemable for cash or, at the Company’s discretion, exchangeable for shares of the Company’s common stock, in accordance with the terms of the Operating Partnership’s partnership agreement. The exchanges of the OP Units pursuant to the related contribution agreement was consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering. No sales commission or other consideration was paid in connection with the sale.

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

3.6
Articles Supplementary for 6.00% Series F Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 20, 2020.

3.7	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.

3.8	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.

3.9	Second Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 1, 2016.

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

4.4
Form of Certificate for 6.00% Series F Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 20, 2020.

4.5	Form of Indenture, incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (File No. 333-229209), filed January 11, 2019.

4.6	Form of Indenture, incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 (File No. 333-236143), filed January 29, 2020.

10.1
Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, including Exhibit SFP thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 20, 2020

10.2
Subscription Escrow Agreement, dated as of February 20, 2020, by and between Gladstone Commercial Corporation and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 20, 2020.

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
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	April 28, 2020	By:	/s/ Mike Sodo
Mike Sodo
Chief Financial Officer

Date:	April 28, 2020	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors