Form 10-Q
period 2020-06-30
GLADSTONE COMMERCIAL CORP
filed 2020-07-27
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 001-33097
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland		02-0681276
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1521 Westbranch Drive,	Suite 100	22102
McLean	Virginia
	(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of July 27, 2020 was 34,049,706.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate, at cost	$1,106,274	$1,056,978
Less: accumulated depreciation	219,175	207,523
Total real estate, net	887,099	849,455
Lease intangibles, net	117,106	115,465
Real estate and related assets held for sale, net	11,839	3,990
Cash and cash equivalents	9,563	6,849
Restricted cash	4,988	4,639
Funds held in escrow	8,405	7,226
Right-of-use assets from operating leases	5,689	5,794
Deferred rent receivable, net	35,850	37,177
Other assets	5,512	8,913
TOTAL ASSETS	$1,086,051	$1,039,508
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$465,383	$453,739
Borrowings under Revolver, net	42,410	51,579
Borrowings under Term Loan, net	159,090	121,276
Deferred rent liability, net	20,966	19,322
Operating lease liabilities	5,768	5,847
Asset retirement obligation	3,037	3,137
Accounts payable and accrued expenses	6,188	5,573
Liabilities related to assets held for sale, net	149	21
Due to Adviser and Administrator (1)	3,328	2,904
Other liabilities	16,959	12,920
TOTAL LIABILITIES	$723,278	$676,318
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D and E redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 12,760,000 shares authorized; and 6,356,119 and 6,269,555 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively (3)	$154,140	$152,153
TOTAL MEZZANINE EQUITY	$154,140	$152,153
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 776,647 and 806,435 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 60,290,000 and 86,290,000 shares authorized and 33,960,707 and 32,593,651 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively (3)	34	32
Additional paid in capital	599,741	571,205
Accumulated other comprehensive income	(5,135)	(2,126)
Distributions in excess of accumulated earnings	(388,900)	(360,978)
TOTAL STOCKHOLDERS' EQUITY	205,741	208,134
OP Units held by Non-controlling OP Unitholders (3)	$2,892	$2,903
TOTAL EQUITY	$208,633	$211,037
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,086,051	$1,039,508

(1)	Refer to Note 2 “Related-Party Transactions”

(2)	Refer to Note 7 “Commitments and Contingencies”

(3)	Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Operating revenues
Lease revenue	$33,525	$28,197	$67,145	$56,334
Total operating revenues	33,525	28,197	67,145	56,334
Operating expenses
Depreciation and amortization	14,182	12,622	28,278	25,632
Property operating expenses	6,295	3,060	12,508	6,128
Base management fee (1)	1,389	1,293	2,801	2,560
Incentive fee (1)	1,119	904	2,173	1,755
Administration fee (1)	395	397	833	810
General and administrative	752	782	1,630	1,439
Impairment charge	1,721	—	1,721	—
Total operating expenses	25,853	19,058	49,944	38,324
Other (expense) income
Interest expense	(6,716)	(7,005)	(13,968)	(14,236)
(Loss) gain on sale of real estate, net	—	—	(12)	2,952
Other income	9	71	4	152
Total other expense, net	(6,707)	(6,934)	(13,976)	(11,132)
Net income	965	2,205	3,225	6,878
Net loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	28	16	37	(29)
Net income attributable to the Company	$993	$2,221	$3,262	$6,849
Distributions attributable to Series A, B, D, and E preferred stock	(2,688)	(2,612)	(5,366)	(5,225)
Distributions attributable to senior common stock	(204)	(225)	(411)	(449)
Net (loss) income (attributable) available to common stockholders	$(1,899)	$(616)	$(2,515)	$1,175
(Loss) earnings per weighted average share of common stock - basic & diluted
(Loss) earnings (attributable) available to common shareholders	$(0.06)	$(0.02)	$(0.07)	$0.04
Weighted average shares of common stock outstanding
Basic and Diluted	33,939,826	30,449,739	33,787,386	29,985,881
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52
Weighted average shares of senior common stock outstanding - basic	776,718	861,237	785,074	862,762
Comprehensive income
Change in unrealized loss related to interest rate hedging instruments, net	$(481)	$(988)	$(3,009)	$(1,711)
Other Comprehensive loss	(481)	(988)	(3,009)	(1,711)
Net income	$965	$2,205	$3,225	$6,878
Comprehensive income	$484	$1,217	$216	$5,167
Comprehensive loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	28	16	37	(29)
Total comprehensive income available to the Company	$512	$1,233	$253	$5,138

(1)	Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,225	$6,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,278	25,632
Impairment charge	1,721	—
Loss (gain) on sale of real estate, net	12	(2,952)
Amortization of deferred financing costs	793	810
Amortization of deferred rent asset and liability, net	(975)	(680)
Amortization of discount and premium on assumed debt, net	29	32
Asset retirement obligation expense	49	63
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	26	27
Operating changes in assets and liabilities
Decrease (increase) in other assets	1,606	(734)
Increase in deferred rent receivable	(672)	(870)
Increase in accounts payable, accrued expenses, and amount due to Adviser and Administrator	1,529	923
Increase in other liabilities	941	57
Leasing commissions paid	(1,139)	(236)
Net cash provided by operating activities	$35,423	$28,950
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(71,463)	$(46,557)
Improvements of existing real estate	(3,872)	(2,227)
Proceeds from sale of real estate	3,947	6,318
Receipts from lenders for funds held in escrow	41	1,218
Payments to lenders for funds held in escrow	(1,220)	(921)
Receipts from tenants for reserves	1,284	1,674
Payments to tenants from reserves	(962)	(1,296)
Deposits on future acquisitions	(1,000)	(1,215)
Deposits applied against acquisition of real estate investments	2,541	1,065
Net cash used in investing activities	$(70,704)	$(41,941)
Cash flows from financing activities:
Proceeds from issuance of equity	$30,785	$33,746
Offering costs paid	(358)	(497)
Borrowings under mortgage notes payable	35,855	41,140
Payments for deferred financing costs	(397)	(713)
Principal repayments on mortgage notes payable	(24,391)	(30,958)
Borrowings from revolving credit facility	73,900	47,900
Repayments on revolving credit facility	(83,200)	(47,500)
Borrowings on term loan	37,700	—
Increase (decrease) in security deposits	12	(106)
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(31,562)	(28,751)

Net cash provided by financing activities	$38,344	$14,261
Net increase in cash, cash equivalents, and restricted cash	$3,063	$1,270
Cash, cash equivalents, and restricted cash at beginning of period	$11,488	$9,082
Cash, cash equivalents, and restricted cash at end of period	$14,551	$10,352
SUPPLEMENTAL NON-CASH INFORMATION
Tenant funded fixed asset improvements	$1,357	$1,645
Unrealized loss related to interest rate hedging instruments, net	$(3,009)	$(1,711)
Right-of-use asset from operating leases	$—	$5,998
Operating lease liabilities	$—	$(5,998)
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$14	$811
Non-controlling OP Units issued in connection with acquisition	$502	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the six months ended June 30,
	2020	2019
Cash and cash equivalents	$9,563	$7,590
Restricted cash	4,988	2,762
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$14,551	$10,352

Restricted cash consists of security deposits and receipts from tenants for reserves.

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission on February 12, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. On January 1, 2020, we completed the integration of the accounting records of certain of our triple net leased third-party asset managed properties into our accounting system and paid out of our operating bank accounts. For periods prior to January 1, 2020, we recorded property operating expenses and offsetting lease revenues for these certain triple net leased properties on a net basis. Beginning January 1, 2020, we are recording the property operating expenses and offsetting lease revenues for these triple net leased properties on a gross basis, as we have amended our process whereby we are paying operating expenses on behalf of our tenants and receiving reimbursement, whereas, previously these tenants were paying these expenses directly with limited insight provided to us. There were no other material changes to our critical accounting policies during the three and six months ended June 30, 2020.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). The new standard requires more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair market value through net income. The standard also requires that financial assets measured at amortized cost be presented at the net amounts anticipated to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. We are required to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. We adopted ASU 2016-13 beginning with the three months ended March 31, 2020. Adopting ASU 2016-13 has not resulted in a material impact to our consolidated financial statements, as we do not have any loans receivable outstanding.

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

In April 2020, the FASB issued a staff question-and-answer document, Topic 842 and Topic 840: Accounting for Lease Concessions related to the Effects of the COVID-19 Pandemic (“COVID-19 Q&A”), to address frequently asked questions pertaining to lease concessions arising from the effects of the COVID-19 pandemic. Existing lease guidance requires entities to determine if a lease concession was a result of a new arrangement reached with the tenant, which would be addressed under the lease modification accounting framework, or if a lease concession was under the enforceable rights and obligations within the existing lease agreement, which would not fall under the lease modification accounting framework. The COVID-19 Q&A clarifies that entities may elect to not evaluate whether lease-related relief granted in light of the effects of COVID-19 is a lease modification, as long as the concession does not result in a substantial increase in rights of the lessor or obligations of the lessee. This election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. At this time, we have granted rent deferrals to three tenants representing approximately 2% of total portfolio rents. The agreements with these tenants include current partial payment in exchange for rent deferrals of varying terms with deferred amounts to be paid by the respective tenant back to us, for the period starting in July 2020 and ending through March 2021. We have elected to not evaluate these leases under the lease modification accounting framework.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, also serves as the executive vice president of commercial & industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of June 30, 2020 and December 31, 2019, $3.3 million and $2.9 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator each July. During their July 2020 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2021.

Base Management Fee

Under the Advisory Agreement, the calculation of the annual base management fee equaled 1.5% of our Total Equity prior to the July 14, 2020 amendment, which is our total stockholders’ equity plus total mezzanine equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges), adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee), and adjusted to include operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”). The fee was calculated and accrued quarterly as 0.375% per quarter of such Total Equity figure. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

For the three and six months ended June 30, 2020, we recorded a base management fee of $1.4 million and $2.8 million, respectively. For the three and six months ended June 30, 2019, we recorded a base management fee of $1.3 million and $2.6 million, respectively.

On July 14, 2020, the Company amended and restated the Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Amended Agreement”). The Company’s entrance into the Amended Agreement was approved by its board of directors, including, specifically, unanimously by its independent directors. The Amended Agreement revised and replaced the previous calculation of the Base Management Fee, which was based on Total Equity, with a calculation based on Gross Tangible Real Estate. The revised Base Management Fee will be payable quarterly in arrears and shall be calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Amended Agreement as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Amended Agreement remain unchanged. The revised Base Management Fee calculation will begin with the fee calculations for the quarter ending September 30, 2020.

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

For the three and six months ended June 30, 2020, we recorded an incentive fee of $1.1 million and $2.2 million, respectively. For the three and six months ended June 30, 2019, we recorded an incentive fee of $0.9 million and $1.8 million, respectively. The Adviser did not waive any portion of the incentive fee for the three and six months ended June 30, 2020 or 2019, respectively.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2020 or 2019.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary, Michael LiCalsi (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe this approach helps approximate fees paid by us to actual services performed by the Administrator for us. For the three and six months ended June 30, 2020, we recorded an administration fee of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2019, we recorded an administration fee of $0.4 million and $0.8 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three months ended June 30, 2020, but we paid financing fees to Gladstone Securities of $0.09 million during the six months ended June 30, 2020, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25%, of the mortgage principal secured and/or extended. We paid financing fess to Gladstone Securities of $0.08 million and $0.10 million during the three and six months ended June 30, 2019, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.21% and 0.20%, respectively, of the mortgage principal secured and/or extended. Our Board of Directors renewed the agreement for an additional year, through August 31, 2021, at its July 2020 meeting.

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

3. (Loss) Earnings Per Share of Common Stock

The following tables set forth the computation of basic and diluted (loss) earnings per share of common stock for the three and six months ended June 30, 2020 and 2019. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted (loss) earnings per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of (loss) income would also be added back to net (loss) income. Net (loss) income figures are presented net of such non-controlling interests in the (loss) earnings per share calculation.

We computed basic (loss) earnings per share for the three and six months ended June 30, 2020 and 2019 using the weighted average number of shares outstanding during the respective periods. Diluted (loss) earnings per share for the three and six months ended June 30, 2020 and 2019 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net (loss) income (attributable) available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Calculation of basic (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(1,899)	$(616)	$(2,515)	$1,175
Denominator for basic weighted average shares of common stock (1)	33,939,826	30,449,739	33,787,386	29,985,881
Basic (loss) earnings per share of common stock	$(0.06)	$(0.02)	$(0.07)	$0.04
Calculation of diluted (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(1,899)	$(616)	$(2,515)	$1,175
Net (loss) income (attributable) available to common stockholders plus assumed conversions (2)	$(1,899)	$(616)	$(2,515)	$1,175
Denominator for basic weighted average shares of common stock (1)	33,939,826	30,449,739	33,787,386	29,985,881
Effect of convertible Senior Common Stock (2)	—	—	—	—
Denominator for diluted weighted average shares of common stock (2)	33,939,826	30,449,739	33,787,386	29,985,881
Diluted (loss) earnings per share of common stock	$(0.06)	$(0.02)	$(0.07)	$0.04

(1)
The weighted average number of OP Units held by Non-controlling OP Unitholders was 503,033 and 502,133 for the three and six months ended June 30, 2020, respectively, and 742,937 for both the three and six months ended June 30, 2019.

(2)
We excluded convertible shares of Senior Common Stock of 650,055 and 718,770 from the calculation of diluted (loss) earnings per share for the three and six months ended June 30, 2020 and 2019, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2020 and December 31, 2019, excluding real estate held for sale as of June 30, 2020 and December 31, 2019, respectively (dollars in thousands):

	June 30, 2020	December 31, 2019
Real estate:
Land (1)	$144,304	$137,532
Building and improvements	893,547	851,245
Tenant improvements	68,423	68,201
Accumulated depreciation	(219,175)	(207,523)
Real estate, net	$887,099	$849,455

(1)	This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $9.2 million and $18.2 million for the three and six months ended June 30, 2020, respectively. Real estate depreciation expense on building and tenant improvements was $8.1 million and $16.1 million for the three and six months ended June 30, 2019, respectively.
Acquisitions

We acquired five properties during the six months ended June 30, 2020, and six properties during the six months ended June 30, 2019. The acquisitions are summarized below (dollars in thousands):

Six Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Capitalized Acquisition Expenses		Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Debt Issued or Assumed
June 30, 2020	(1)	890,038	14.8 Years	$71,965	$255	(3)	$5,303	$35,855
June 30, 2019	(2)	1,174,311	13.7 Years	46,563	452	(3)	3,819	8,900

(1)
On January 8, 2020, we acquired a 64,800 square foot property in Indianapolis, Indiana for $5.3 million. The property is leased to three tenants with a weighted average lease term of 7.2 years with annualized GAAP rent of $0.5 million. On January 27, 2020, we acquired a 320,838 square foot, three-property portfolio in Houston, Texas, Charlotte, North Carolina, and St. Charles, Missouri for $34.7 million. The portfolio has a weighted average lease term of 20.0 years, and an annualized GAAP rent of $2.6 million. We issued $18.3 million of mortgage debt with a fixed interest rate of 3.625% in connection with the acquisition. On March 9, 2020, we acquired a 504,400 square foot property in Chatsworth, Georgia for $32.0 million. We entered into an interest rate swap in connection with our $17.5 million of issued debt, resulting in a fixed interest rate of 2.8%. The annualized GAAP rent on the 10.5 year lease is $2.2 million.

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

(3)
We treated our acquisitions during the six months ended June 30, 2020 and 2019 as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $0.3 million and $0.5 million, respectively, of acquisition costs that would otherwise have been expensed under business combination treatment.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the six months ended June 30, 2020 and 2019 as follows (dollars in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Acquired assets and liabilities	Purchase price	Purchase price
Land (1)	$7,296	$3,053
Building and improvements	54,000	34,670
Tenant Improvements	1,285	858
In-place Leases	4,442	3,177
Leasing Costs	4,261	2,982
Customer Relationships	2,223	1,491
Above Market Leases (2)	210	1,865
Below Market Leases (3)	(1,752)	(1,533)
Total Purchase Price	$71,965	$46,563

(1)	This amount includes $2,711 of land value subject to a land lease agreement.

(2)	This amount includes $53 of loans receivable included in Other assets on the condensed consolidated balance sheets.

(3)	This amount includes $62 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.

Significant Real Estate Activity on Existing Assets

During the six months ended June 30, 2020 and 2019, we executed eight and five leases, respectively, which are summarized below (dollars in thousands):

Six Months Ended	Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
June 30, 2020	362,171	6.6 years	$5,000	$2,226	$962
June 30, 2019	230,264	8.8 years	3,366	785	910

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the six months ending December 31, 2020 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Six Months Ending 2020	$54,979
2021	108,646
2022	103,030
2023	95,269
2024	86,407
2025	77,057
Thereafter	296,165
$821,553

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

Future minimum lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses as of December 31, 2019, for each of the five succeeding fiscal years and thereafter, is as follows (dollars in thousands):

Year	Tenant Lease Payments
2020	$107,159
2021	101,794
2022	94,252
2023	86,460
2024	77,414
Thereafter	307,591
$774,670

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the six months ended June 30, 2020 and 2019, respectively (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Lease revenue reconciliation	2020	2019	2020	2019
Fixed lease payments	$29,690	$27,254	$59,169	$54,416
Variable lease payments	3,835	943	7,976	1,918
	$33,525	$28,197	$67,145	$56,334

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of June 30, 2020 and December 31, 2019, excluding real estate held for sale as of June 30, 2020 and December 31, 2019, respectively (dollars in thousands):

	June 30, 2020		December 31, 2019
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$96,215	$(51,633)	$92,906	$(48,468)
Leasing costs	72,914	(36,259)	68,256	(33,705)
Customer relationships	66,400	(30,531)	65,363	(28,887)
	$235,529	$(118,423)	$226,525	$(111,060)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$14,758	$(10,259)	$16,502	$(10,005)
Below market leases and deferred revenue	(37,368)	16,402	(34,322)	15,000
	$(22,610)	$6,143	$(17,820)	$4,995

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $5.0 million and $10.1 million for the three and six months ended June 30, 2020, respectively, and $4.5 million and $9.5 million for the three and six months ended June 30, 2019, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $0.7 million and $1.4 million for the three and six months ended June 30, 2020, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired during the six months ended June 30, 2020 and 2019 were as follows:

Intangible Assets & Liabilities	2020	2019
In-place leases	16.3	15.5
Leasing costs	16.3	15.5
Customer relationships	19.5	20.5
Above market leases	18.0	9.3
Below market leases	14.2	7.8
All intangible assets & liabilities	16.9	17.0

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the six months ended June 30, 2020, we continued to execute our capital recycling program, whereby we sell properties outside of our core markets and redeploy proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. On February 20, 2020, we sold one non-core property, located in Charlotte, North Carolina, which is detailed in the table below (dollars in thousands):

Square Footage Sold	Sales Price	Sales Costs	Loss on Sale of Real Estate, net
64,500	$4,145	$198	$(12)

Our disposition during the six months ended June 30, 2020 was not classified as a discontinued operation because it did not represent a strategic shift in operations, nor will it have a major effect on our operations and financial results. Accordingly, the operating results of this property is included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and six months ended June 30, 2020, and 2019 (dollars in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2020		2019	2020		2019
Operating revenue	$—		$294	$—		$589
Operating expense	1		77	32		147
Other expense, net	—	(1)	(1)	(12)	(1)	(1)
(Expense) income from real estate and related assets sold	$(1)		$216	$(44)		$441

(1)	Includes a $0.01 million loss on sale of real estate, net on one property.

Real Estate Held for Sale

As of June 30, 2020, we had two properties classified as held for sale, located in Maple Heights, Ohio and Boston Heights, Ohio. We consider these assets to be non-core to our long term strategy. As of June 30, 2020, our Maple Heights, Ohio property was under contract to sell, and we had an executed letter of intent for our Boston Heights, Ohio property. At December 31, 2019, we had one property classified as held for sale, located in Charlotte, North Carolina. This property was sold during the six months ended June 30, 2020.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	June 30, 2020	December 31, 2019
Assets Held for Sale
Real estate, at cost	$18,204	$7,411
Less: accumulated depreciation	6,539	3,421
Total real estate held for sale, net	11,665	3,990
Lease intangibles, net	171	—
Deferred rent receivable, net	3	—
Total Assets Held for Sale	$11,839	$3,990
Liabilities Held for Sale
Asset retirement obligation	$149	$21
Total Liabilities Held for Sale	$149	$21

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the six months ended June 30, 2020 and identified one held and used asset, located in Blaine, Minnesota, which was impaired by $1.7 million. In performing our impairment testing, the undiscounted cash flows for this asset were below the carrying value, so we impaired the asset and wrote it down to its fair value, which we determined using third party purchase offers. We did not recognize an impairment charge during the six months ended June 30, 2019.

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

6. Mortgage Notes Payable and Credit Facility

Our mortgage notes payable and Credit Facility as of June 30, 2020 and December 31, 2019 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	June 30, 2020		June 30, 2020	December 31, 2019	June 30, 2020	June 30, 2020
Mortgage and other secured loans:
Fixed rate mortgage loans	61		$436,867	$412,771	(1)	(2)
Variable rate mortgage loans	9		32,519	45,151	(3)	(2)
Premiums and discounts, net	-		(210)	(239)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(3,793)	(3,944)	N/A	N/A
Total mortgage notes payable, net	70		$465,383	$453,739	(4)
Variable rate revolving credit facility	51	(6)	$43,100	$52,400	LIBOR + 1.65%	7/2/2023
Deferred financing costs, revolving credit facility	-		(690)	(821)	N/A	N/A
Total revolver, net	51		$42,410	$51,579
Variable rate term loan facility	-	(6)	$160,000	$122,300	LIBOR + 1.60%	7/2/2024
Deferred financing costs, term loan facility	-		(910)	(1,024)	N/A	N/A
Total term loan, net	N/A		$159,090	$121,276
Total mortgage notes payable and credit facility	121		$666,883	$626,594	(5)

(1)	Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.

(2)	We have 55 mortgage notes payable with maturity dates ranging from 9/30/2020 through 8/1/2037.

(3)	Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.00% to one month LIBOR + 2.75%. As of June 30, 2020, one month LIBOR was approximately 0.16%.

(4)	The weighted average interest rate on the mortgage notes outstanding as of June 30, 2020 was approximately 4.27%.

(5)	The weighted average interest rate on all debt outstanding as of June 30, 2020 was approximately 3.52%.

(6)	The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 51 unencumbered properties as of June 30, 2020.
N/A - Not Applicable

Mortgage Notes Payable

As of June 30, 2020, we had 55 mortgage notes payable, collateralized by a total of 70 properties with a net book value of $710.3 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We have full recourse for $4.8 million of the mortgages notes payable, net, or 1.0% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the six months ended June 30, 2020, we repaid three mortgages, collateralized by four properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$5,918	6.00%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$12,107	LIBOR +	2.25%

During the six months ended June 30, 2020, we issued four mortgages, collateralized by four properties, which are summarized in the table below (dollars in thousands):

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

We did not make any payments for deferred financing costs during the three months ended June 30, 2020 and made payments of $0.4 million for deferred financing costs during the six months ended June 30, 2020, and $0.4 million and $0.7 million for deferred financing costs during the three and six months ended June 30, 2019, respectively.

Scheduled principal payments of mortgage notes payable for the six months ending December 31, 2020, and each of the five succeeding years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Six Months Ending December 31, 2020	$13,246
2021	33,566
2022	107,739
2023	72,071
2024	49,178
2025	37,118
Thereafter	156,468
Total	$469,386	(1)

(1)
This figure does not include $0.2 million of premiums and discounts, net, and $3.8 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2020 and December 31, 2019, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at June 30, 2020 and December 31, 2019 (dollars in thousands):

		June 30, 2020		December 31, 2019
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,537	(1)	$191,718	$42	$166,728	$250

(1)	We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 1.50% to 3.00%.

We have assumed or entered into interest rate swap agreements in connection with certain of our acquisitions or mortgage financings, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair values of our interest rate swap agreements are recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at June 30, 2020 and December 31, 2019 (dollars in thousands):

June 30, 2020			December 31, 2019
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$62,933	$—	$(3,876)	$45,777	$—	$(1,173)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of loss recognized in Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate caps	$(143)	$(150)	$(307)	$(484)
Interest rate swaps	(338)	(838)	(2,702)	(1,227)

Total	$(481)	$(988)	$(3,009)	$(1,711)

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate caps	Other assets	$42	$250
Interest rate swaps	Other liabilities	(3,876)	(1,173)
Total derivative liabilities, net		$(3,834)	$(923)

The fair value of all mortgage notes payable outstanding as of June 30, 2020 was $481.2 million, as compared to the carrying value stated above of $469.4 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

As of June 30, 2020, there was $203.1 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 1.77%, and $13.5 million outstanding under letters of credit, at a weighted average interest rate of 1.65%. As of June 30, 2020, the maximum additional amount we could draw under the Credit Facility was $19.5 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2020.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2020.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future lease payments due under the terms of these leases as of June 30, 2020 are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Six Months Ending December 31, 2020	$234
2021	477
2022	489
2023	492
2024	493
2025	494
Thereafter	7,305
Total anticipated lease payments	$9,984
Less: amount representing interest	(4,216)
Present value of lease payments	$5,768

Rental expense incurred for properties with ground lease obligations during the three and six months ended June 30, 2020 was $0.1 million and $0.3 million, respectively, and during the three and six months ended June 30, 2019 was $0.1 million and $0.3 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income.

Letters of Credit

As of June 30, 2020, there was $13.5 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Series A and B Preferred Stock	2020	2019	2020	2019
Balance, beginning of period	$—	$2	$—	$2
Issuance of Series A and B preferred stock, net	—	—	—	—
Balance, end of period	$—	$2	$—	$2
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$34	$30	$32	$29
Issuance of common stock, net	—	1	2	2
Balance, end of period	$34	$31	$34	$31
Additional Paid in Capital
Balance, beginning of period	$599,232	$573,868	$571,205	$559,977
Issuance of common stock, net	508	19,135	28,438	33,246
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	1	(297)	98	(517)
Balance, end of period	$599,741	$592,706	$599,741	$592,706
Accumulated Other Comprehensive Income
Balance, beginning of period	$(4,654)	$(870)	$(2,126)	$(148)
Comprehensive income	(481)	(989)	(3,009)	(1,711)
Balance, end of period	$(5,135)	$(1,859)	$(5,135)	$(1,859)
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(374,259)	$(319,402)	$(360,978)	$(310,117)
Distributions declared to common, senior common, and preferred stockholders	(15,634)	(14,280)	(31,184)	(28,193)
Net income attributable to the Company	993	2,221	3,262	6,849
Balance, end of period	$(388,900)	$(331,461)	$(388,900)	$(331,461)
Total Stockholders' Equity
Balance, beginning of period	$220,354	$253,629	$208,134	$249,744
Issuance of common stock, net	508	19,136	28,440	33,248
Distributions declared to common, senior common, and preferred stockholders	(15,634)	(14,280)	(31,184)	(28,193)
Comprehensive income	(481)	(989)	(3,009)	(1,711)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	1	(297)	98	(517)
Net income attributable to the Company	993	2,221	3,262	6,849
Balance, end of period	$205,741	$259,420	$205,741	$259,420
Non-Controlling Interest
Balance, beginning of period	$3,110	$4,662	$2,903	$4,675
Distributions declared to Non-controlling OP Unit holders	(189)	(278)	(378)	(556)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	502	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(1)	297	(98)	517
Net (loss) income (attributable) available to OP units held by Non-controlling OP Unitholders	(28)	(16)	(37)	29
Balance, end of period	$2,892	$4,665	$2,892	$4,665
Total Equity	$208,633	$264,085	$208,633	$264,085

Distributions

We paid the following distributions per share for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,			For the six months ended June 30,
	2020		2019	2020		2019
Common Stock and Non-controlling OP Units	$0.37545		$0.37500	$0.75090		$0.75000
Senior Common Stock	0.2625		0.2625	0.5250		0.5250
Series A Preferred Stock	—	(1)	0.4843749	—	(1)	0.9687498
Series B Preferred Stock	—	(1)	0.46875	—	(1)	0.9375
Series D Preferred Stock	0.4374999		0.4374999	0.8749998		0.8749998
Series E Preferred Stock	0.414063		—	0.8281260		—
Series F Preferred Stock	0.375	(2)	—	0.375	(2)	—

(1)	We fully redeemed all outstanding shares of both Series A Preferred Stock and Series B Preferred Stock on October 28, 2019.

(2)	Series F Preferred Stock distributions were declared, but not paid, as there were no Series F Preferred Stock shares outstanding on the applicable dividend record dates.

Recent Activity

Common Stock ATM Program

During the six months ended June 30, 2020, we sold 1.3 million shares of common stock, raising $28.4 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of June 30, 2020, we had remaining capacity to sell up to $208.7 million of common stock under the Common Stock ATM Program.

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

We have an At-the-Market Equity Offering Sales Agreement with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We sold 86,564 shares of our Series E Preferred Stock, raising $1.9 million in net proceeds under the agreement during the six months ended June 30, 2020. As of June 30, 2020, we had remaining capacity to sell up to $98.0 million of Series E Preferred Stock under the Series E Preferred Stock Sales Agreement. We do not have an active At-the-Market program for our Series D Preferred Stock.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of June 30, 2020, we had the ability to issue up to $407.2 million under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock. As of June 30, 2020, we had the ability to issue up to $800.0 million of securities under the 2020 universal shelf, as we have not sold any securities under the 2020 Universal Shelf.

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

Amendment to Operating Partnership Agreement

In connection with the authorization of the Series F Preferred Stock in February of 2020, the Operating Partnership controlled by the Company through its ownership of GCLP Business Trust II, the general partner of the Operating Partnership, adopted the Second Amendment to its Second Amended and Restated Agreement of Limited Partnership, including Exhibit SFP thereto (collectively, the “Amendment”), as amended from time to time, establishing the rights, privileges and preferences of 6.00% Series F Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series F Preferred Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series F Preferred Units as are issued shares of Series F Preferred Stock by the Company in connection with the Offering upon the Company’s contribution to the Operating Partnership of the net proceeds of the Offering. Generally, the Series F Preferred Units provided for under the Amendment have preferences, distribution rights and other provisions substantially equivalent to those of the Series F Preferred Stock.

9. Subsequent Events

Distributions

On July 14, 2020, our Board of Directors declared the following monthly distributions for the months of July, August and September of 2020:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series D Preferred Distributions per Share	Series E Preferred Distributions per Share
July 24, 2020	July 31, 2020	$0.12515	$0.1458333	$0.138021
August 24, 2020	August 31, 2020	0.12515	0.1458333	0.138021
September 23, 2020	September 30, 2020	0.12515	0.1458333	0.138021
		$0.37545	$0.4374999	$0.414063

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
July	August 5, 2020	$0.0875
August	September 4, 2020	0.0875
September	October 5, 2020	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
July 29, 2020	August 5, 2020	$0.125
August 26, 2020	September 4, 2020	0.125
September 30, 2020	October 7, 2020	0.125
		$0.375

COVID-19

As of July 27, 2020, we have collected approximately 99% of all outstanding July cash base rent obligations. In April 2020, we granted rent deferrals to three tenants representing approximately 2% of total portfolio rents. The agreements with these tenants include current partial payment in exchange for rent deferrals of varying terms with deferred amounts to be paid by the respective tenant back to us, for the period starting in July 2020 and ending through March 2021. We have received and may receive additional rent modification requests in future periods from our tenants, but we have not granted any additional rent deferrals at this time. We are unable to quantify the economic impact of these potential requests at this time.

Equity Activity

Subsequent to June 30, 2020 and through July 27, 2020, we raised $1.6 million in net proceeds from the sale of 85,000 shares of Common Stock under our Common Stock ATM Program and $1.5 million in net proceeds from the sale of 67,249 shares of Series E Preferred Stock under our Series E Preferred ATM Program.

Leasing activity

On July 8, 2020, the tenant in our Richmond, Virginia property renewed their lease for an additional six years, with a new maturity date of September 30, 2026.

Sale activity

On July 1, 2020, we sold our Maple Heights, Ohio property for $11.4 million. We recognized a gain on sale, net, of $1.2 million.

Financing activity

On July 1, 2020, we repaid the $4.0 million variable rate debt on our Maple Heights, Ohio property.

On July 14, 2020, the Company amended and restated the Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Amended Agreement”). The Company’s entrance into the Amended Agreement was approved by its board of directors, including, specifically, unanimously by its independent directors. The Amended Agreement revised and replaced the previous calculation of the Base Management Fee, which was based on Total Equity, with a calculation based on Gross Tangible Real Estate. The revised Base Management Fee will be payable quarterly in arrears and shall be calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Amended Agreement as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Amended Agreement remain unchanged. The revised Base Management Fee calculation will begin with the fee calculations for the quarter ending September 30, 2020.

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

As of July 27, 2020:

•	we owned 121 properties totaling 14.7 million square feet in 28 states;

•	our occupancy rate was 97.2%;

•	the weighted average remaining term of our mortgage debt was 4.8 years and the weighted average interest rate was 4.29%; and

•	the average remaining lease term of the portfolio was 7.5 years.

Business Environment

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and widespread infection continues in the United States and many parts of the world. The rapid spread of the coronavirus identified as COVID-19 resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. These measures and the pandemic have caused a significant national and global economic downturn, disrupted business operations, including those of our tenants, significantly increased unemployment and underemployment levels, and are expected to have an adverse effect on both industrial and office demand for space in the short term. Interest rates have been volatile and although interest rates are still low by historical standards (and in some cases have been reduced to help curb the impact of COVID-19), lenders have varied on their required spreads over the last several quarters. Investment sales volume across all product types in recent months is lower year over year, as compared to 2019 as a direct result of COVID-19. After completing the 11th year of the current cycle, some national research firms had been estimating that both pricing and investment sales volume would be peaking and the national economy would be slowing in the near term, prior to the rapid spread of COVID-19. Global recessionary conditions are currently expected for the remainder of 2020 as a direct result of the COVID-19 pandemic, although the actual impact and duration are unknown. See “Impact of COVID-19 on Our Business” below for the impact on the COVID-19 pandemic on our business.

From a more macro-economic perspective, there continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact, the extent and duration of social distancing and the adoption of shelter-in-place orders, or reversal of reopening orders, and the ongoing impact of COVID-19 on business and economic activity. Much of the United States economy is now in the process of re-opening, but at the same time the COVID-19 pandemic is intensifying in many areas of the country.

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

As of July 27, 2020, we have collected approximately 99% of all July cash base rent obligations. In April 2020, we granted rent deferrals to three tenants representing approximately 2% of total portfolio rents. The agreements with these tenants include current partial payment in exchange for rent deferrals of varying terms with deferred amounts to be paid by the respective tenant back to us, for the period starting in July 2020 and ending through March 2021. In connection with one of the rent deferrals, we were able to obtain short term mortgage payment relief from our lender on the loan associated with those properties. We collected all cash base rent obligations during the first half of 2020 that were not subject to rent deferral agreements. We may pursue additional loan relief agreements in the future. We have received and may receive additional rent modification requests in future periods from our tenants. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. These industries, among certain others, have generally been severely impacted by the COVID-19. Additionally, our properties are located in 28 states, which we believe mitigates our exposure to economic issues, including as a result of COVID-19, in any one geographic market or area.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near term debt obligations and operating expenses. We are in compliance with all of our debt covenants, and we amended our Credit Facility within the past twelve months to increase our borrowing capacity. We have had numerous conversations with lenders and do not believe there will be a credit freeze in the near term. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have three partially vacant buildings and three fully vacant buildings.

We have two leases expiring during the remainder of 2020, which account for 3.9% of lease revenue recognized during the six months ended June 30, 2020, 11 leases expiring in 2021, which account for 5.1% of lease revenue recognized during the six months ended June 30, 2020, and eight leases expiring in 2022, which account for 6.2% of lease revenue recognized during the six months ended June 30, 2020.

Our available vacant space at June 30, 2020 represents 4.5% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $1.7 million. We continue to actively seek new tenants for these properties.

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

Recent Developments

2020 Sale Activity

During the six months ended June 30, 2020, we continued to execute our capital recycling program, whereby we sell non-core properties and redeploy proceeds to fund property acquisitions located in our target secondary growth markets, as well as repay outstanding debt. We will continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. On February 20, 2020 we sold one non-core property located in Charlotte, North Carolina, which is detailed in the table below (dollars in thousands):

Square Footage Sold	Sales Price	Sales Costs	Loss on Sale of Real Estate, net
64,500	$4,145	$198	$(12)

On July 1, 2020, we sold our Maple Heights, Ohio property for $11.4 million. We recognized a gain on sale, net, of $1.2 million.

2020 Acquisition Activity

During the six months ended June 30, 2020, we acquired five industrial properties, one property located in Indianapolis, Indiana, a three-property portfolio in Houston, Texas; Charlotte, North Carolina; and St. Charles, Missouri, and one property in Chatsworth, Georgia, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Debt Issued or Assumed
890,038	14.8 years	$71,965	$255	$5,303	$35,855

2020 Leasing Activity

During the six months ended June 30, 2020, we executed eight leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
362,171	6.6 years	$5,000	$2,226	$962

On July 8, 2020, the tenant in our Richmond, Virginia property renewed their lease for an additional six years, with a new maturity date of September 30, 2026.

2020 Financing Activity

During the six months ended June 30, 2020, we repaid three mortgages, collateralized by four properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$5,918	6.00%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$12,107	LIBOR +	2.25%

During the six months ended June 30, 2020, we issued four mortgages, collateralized by four properties, which are summarized below (dollars in thousands):

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

On July 1, 2020, we repaid the $4.0 million variable rate debt on our Maple Heights, Ohio property.

2020 Equity Activities

Common Stock ATM Program

During the six months ended June 30, 2020, we sold 1.3 million shares of common stock, raising $28.4 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of June 30, 2020, we had remaining capacity to sell up to $208.7 million of common stock under the Common Stock ATM Program.

Preferred ATM Programs

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We sold 86,564 shares of our Series E Preferred Stock, raising $1.9 million in net proceeds pursuant to the Series E Preferred Stock Sales Agreement during the six months ended June 30, 2020. As of June 30, 2020, we had remaining capacity to sell up to $98.0 million of Series E Preferred Stock under the Series E Preferred Stock Sales Agreement. We do not have an active At-the-Market program for our Series D Preferred Stock.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of June 30, 2020, we had the ability to issue up to $407.2 million under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our 6.00% Series F Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share (the “Series F Preferred Stock”). As of June 30, 2020, we had the ability to issue up to $800.0 million of securities under the 2020 Universal Shelf, as we have not sold any securities under the 2020 Universal Shelf.

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

Amendment to the Advisory Agreement

On July 14, 2020, the Company amended and restated the Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Amended Agreement”). The Company’s entrance into the Amended Agreement was approved by its board of directors, including, specifically, unanimously by its independent directors. The Amended Agreement revised and replaced the previous calculation of the Base Management Fee, which was based on Total Equity, with a calculation based on Gross Tangible Real Estate. The revised Base Management Fee will be payable quarterly in arrears and shall be calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Amended Agreement as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Amended Agreement remain unchanged. The revised Base Management Fee calculation will begin with the fee calculations for the quarter ending September 30, 2020.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”) seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the six months ended June 30, 2020, our largest tenant comprised only 3.6% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2020		2019		2020		2019
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$5,552	16.5%	$4,805	17.1%	$11,151	16.6%	$9,573	17.2%
Diversified/Conglomerate Services	4,141	12.4	3,615	12.8	8,277	12.3	7,268	12.9
Healthcare	3,972	11.8	3,295	11.7	8,081	12.0	6,554	11.6
Automobile	3,843	11.5	3,781	13.4	7,695	11.5	7,554	13.4
Banking	2,428	7.2	1,776	6.3	4,915	7.3	3,990	7.1
Buildings and Real Estate	2,280	6.8	1,100	3.9	4,392	6.5	2,227	4.0
Information Technology	1,723	5.1	1,516	5.4	3,438	5.1	3,069	5.4
Personal, Food & Miscellaneous Services	1,505	4.5	1,498	5.3	3,005	4.5	2,998	5.3
Diversified/Conglomerate Manufacturing	1,686	5.0	1,268	4.5	2,869	4.3	2,534	4.5
Electronics	1,133	3.4	1,144	4.1	2,467	3.7	2,269	4.0
Machinery	1,006	3.0	569	2.0	2,300	3.4	1,131	2.0
Beverage, Food & Tobacco	994	3.0	769	2.7	1,968	2.9	1,145	2.0
Chemicals, Plastics & Rubber	900	2.7	799	2.8	1,847	2.8	1,545	2.7
Personal & Non-Durable Consumer Products	613	1.8	605	2.1	1,224	1.8	1,210	2.1
Childcare	557	1.7	557	2.0	1,114	1.7	1,113	2.0
Containers, Packaging & Glass	541	1.6	513	1.8	1,074	1.6	969	1.7
Printing & Publishing	333	1.0	301	1.1	680	1.0	602	1.1
Education	197	0.6	165	0.6	407	0.6	330	0.6
Home & Office Furnishings	121	0.4	121	0.4	241	0.4	253	0.4
Total	$33,525	100.0%	$28,197	100.0%	$67,145	100.0%	$56,334	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

State	Lease Revenue for the three months ended June 30, 2020	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2020	Lease Revenue for the three months ended June 30, 2019	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2019
Texas	$5,180	15.5%	16	$4,002	14.2%	12
Florida	4,201	12.5	11	3,780	13.4	11
Ohio	3,488	10.4	15	2,786	9.9	17
Pennsylvania	3,380	10.1	9	3,367	11.9	9
Georgia	2,683	8.0	9	1,267	4.5	7
Utah	1,975	5.9	4	1,588	5.6	4
Michigan	1,572	4.7	6	1,506	5.3	6
North Carolina	1,551	4.6	8	1,565	5.6	7
South Carolina	1,169	3.5	2	1,159	4.1	2
Minnesota	1,103	3.3	5	947	3.4	6
All Other States	7,223	21.5	43	6,230	22.1	32
Total	$33,525	100.0%	128	$28,197	100.0%	113

State	Lease Revenue for the six months ended June 30, 2020	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2020	Lease Revenue for the six months ended June 30, 2019	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2019
Texas	$10,237	15.2%	16	$7,947	14.1%	12
Florida	8,430	12.6	11	7,543	13.4	11
Ohio	7,140	10.6	15	5,445	9.7	17
Pennsylvania	6,780	10.1	9	6,760	12.0	9
Georgia	4,931	7.3	9	2,477	4.4	7
Utah	3,935	5.9	4	3,449	6.1	4
Michigan	3,145	4.7	6	3,010	5.3	6
North Carolina	3,001	4.5	8	3,122	5.5	7
Minnesota	2,730	4.1	5	1,881	3.3	6
South Carolina	2,397	3.6	2	2,318	4.1	2
All Other States	14,419	21.4	43	12,382	22.1	32
	$67,145	100.0%	128	$56,334	100.0%	113

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Gladstone Administration, LLC, a Delaware limited liability company (our “Administrator”) are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator, as well as president and chief investment officer of our Adviser. Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator and assistant secretary of our Adviser. Mr. Robert Cutlip, our president, also serves as the executive vice president of commercial and industrial real estate of our Adviser. Our Administrator employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary, Michael LiCalsi (who also serves as our Administrator’s president, general counsel, and secretary, as well as executive vice president of administration of our Adviser) and their respective staffs.

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

Advisory and Administration Agreements

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below.

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass all or some of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2020 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2021.

Base Management Fee

On July 14, 2020, the Company amended and restated the Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Amended Agreement”). The Company’s entrance into the Amended Agreement was approved by its board of directors, including, specifically, unanimously by its independent directors. The Amended Agreement revised and replaced the previous calculation of the Base Management Fee, which was based on Total Equity, with a calculation based on Gross Tangible Real Estate. The revised Base Management Fee will be payable quarterly in arrears and shall be calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Amended Agreement as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Amended Agreement remain unchanged. The revised Base Management Fee calculation will begin with the fee calculations for the quarter ending September 30, 2020.

Under the Advisory Agreement prior to the July 14, 2020 amendment, the calculation of the annual base management fee equaled 1.5% of our Total Equity, which is our total stockholders’ equity plus total mezzanine equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee), and adjusted to include OP Units held by Non-controlling OP Unitholders. The fee was calculated and accrued quarterly as 0.375% per quarter of such Total Equity figure. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2020 or 2019.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary, Michael LiCalsi (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the appropriate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements.

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 12, 2020 (our “2019 Form 10-K”). On January 1, 2020, we completed the integration of the accounting records of certain of our triple net leased third-party asset managed properties into our accounting system and paid out of our operating bank accounts. For periods prior to January 1, 2020, we recorded property operating expenses and offsetting lease revenues for these certain triple net leased properties on a net basis. Beginning January 1, 2020, we are recording the property operating expenses and offsetting lease revenues for these triple net leased properties on a gross basis, as we have amended our process whereby we are paying operating expenses on behalf of our tenants and receiving reimbursement, whereas, previously these tenants were paying these expenses directly with limited insight provided to us. There were no other material changes to our critical accounting policies or estimates during the six months ended June 30, 2020.

Results of Operations

The weighted average yield on our total portfolio, which was 8.3% and 8.7% as of June 30, 2020 and 2019, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2020 and 2019 is below (dollars in thousands, except per share amounts):

	For the three months ended June 30,
	2020	2019	$ Change	% Change
Operating revenues
Lease revenue	$33,525	$28,197	$5,328	18.9%
Total operating revenues	33,525	28,197	5,328	18.9%
Operating expenses
Depreciation and amortization	14,182	12,622	1,560	12.4%
Property operating expenses	6,295	3,060	3,235	105.7%
Base management fee	1,389	1,293	96	7.4%
Incentive fee	1,119	904	215	23.8%
Administration fee	395	397	(2)	(0.5)%
General and administrative	752	782	(30)	(3.8)%
Impairment charge	1,721	—	1,721	100.0%
Total operating expenses	25,853	19,058	6,795	35.7%
Other (expense) income
Interest expense	(6,716)	(7,005)	289	(4.1)%
Other income, net	9	71	(62)	(87.3)%
Total other expense, net	(6,707)	(6,934)	227	(3.3)%
Net income	965	2,205	(1,240)	(56.2)%
Distributions attributable to Series A, B, D and E preferred stock	(2,688)	(2,612)	(76)	2.9%
Distributions attributable to senior common stock	(204)	(225)	21	(9.3)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(1,927)	$(632)	$(1,295)	204.9%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.06)	$(0.02)	$(0.04)	200.0%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$13,976	$11,990	$1,986	16.6%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$14,180	$12,215	$1,965	16.1%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.41	$0.38	$0.03	7.9%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.40	$0.38	$0.02	5.3%

(1)	Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

	For the six months ended June 30,
	2020	2019	$ Change	% Change
Operating revenues
Lease revenue	$67,145	$56,334	$10,811	19.2%
Total operating revenues	67,145	56,334	10,811	19.2%
Operating expenses
Depreciation and amortization	28,278	25,632	2,646	10.3%
Property operating expenses	12,508	6,128	6,380	104.1%
Base management fee	2,801	2,560	241	9.4%
Incentive fee	2,173	1,755	418	23.8%
Administration fee	833	810	23	2.8%
General and administrative	1,630	1,439	191	13.3%
Impairment charge	1,721	—	1,721	100.0%
Total operating expenses	49,944	38,324	11,620	30.3%
Other (expense) income
Interest expense	(13,968)	(14,236)	268	(1.9)%
Gain on sale of real estate, net	(12)	2,952	(2,964)	(100.4)%
Other income	4	152	(148)	(97.4)%
Total other expense, net	(13,976)	(11,132)	(2,844)	25.5%
Net income	3,225	6,878	(3,653)	(53.1)%
Distributions attributable to Series A, B, D, and E preferred stock	(5,366)	(5,225)	(141)	2.7%
Distributions attributable to senior common stock	(411)	(449)	38	(8.5)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(2,552)	$1,204	$(3,756)	(312.0)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders per weighted average share of total stock - basic & diluted	$(0.07)	$0.04	$(0.11)	(275.0)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$27,459	$23,884	$3,575	15.0%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$27,870	$24,333	$3,537	14.5%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$0.80	$0.78	$0.02	2.6%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$0.80	$0.77	$0.03	3.9%

(1)	Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

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

Operating Revenues

	For the three months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2020	2019	$ Change	% Change
Same Store Properties	$27,408	$24,820	$2,588	10.4%
Acquired & Disposed Properties	4,354	1,162	3,192	274.7%
Properties with Vacancy	1,763	2,215	(452)	(20.4)%
	$33,525	$28,197	$5,328	18.9%

	For the six months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2020	2019	$ Change	% Change
Same Store Properties	$55,009	$49,939	$5,070	10.2%
Acquired & Disposed Properties	7,992	2,037	5,955	292.3%
Properties with Vacancy	4,144	4,358	(214)	(4.9)%
	$67,145	$56,334	$10,811	19.2%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three and six months ended June 30, 2020 from the comparable 2019 period, primarily due to increases in rental charges from lease renewals and increased operating expense recoveries from triple net leased properties. Lease revenues increased for acquired and disposed of properties for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, because we acquired 21 properties during and subsequent to June 30, 2019, partially offset by a loss of lease revenues from two properties we sold during and subsequent to the three and six months ended June 30, 2019 pursuant to our capital recycling program. Lease revenues decreased for our properties with vacancy for the three and six months ended June 30, 2020 due to increased vacancy in our portfolio.

On January 1, 2020, we completed the integration of the accounting records of certain of our triple net leased third-party asset managed properties into our accounting system and paid out of our operating bank accounts. For periods prior to January 1, 2020, we recorded property operating expenses and offsetting lease revenues for these certain triple net leased properties on a net basis. Beginning January 1, 2020, we are recording the property operating expenses and offsetting lease revenues for these triple net leased properties on a gross basis, as we have amended our process whereby we are paying operating expenses on behalf of our tenants and receiving reimbursement, whereas, previously these tenants were paying these expenses directly with limited insight provided to us. See table below for a reconciliation of lease revenue for the six months ended June 30, 2020, and the comparable 2019 period. Fixed rental payments consist of fixed rental charges that are contractually due us, and variable rental payments consist of operating expense recoveries that we collect to pay for property operating expenses incurred at certain properties. Lease revenues relating to the 2019 reporting period have not been amended.

	For the three months ended June 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2020	2019	$ Change	% Change
Fixed lease payments	$29,690	$27,254	$2,436	8.9%
Variable lease payments	3,835	943	2,892	306.7%
	$33,525	$28,197	$5,328	18.9%

	For the six months ended June 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2020	2019	$ Change	% Change
Fixed lease payments	$59,169	$54,416	$4,753	8.7%
Variable lease payments	7,976	1,918	6,058	315.8%
	$67,145	$56,334	$10,811	19.2%

Operating Expenses

Depreciation and amortization increased for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, due to depreciation on capital projects completed subsequent to the three and six months ended June 30, 2019, coupled with depreciation on the 21 properties acquired during and subsequent to the three and six months ended June 30, 2019, partially offset by decreased depreciation on the two properties sold during and subsequent to the three and six months ended June 30, 2019.

	For the three months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2020	2019	$ Change	% Change
Same Store Properties	$5,006	$2,682	$2,324	86.7%
Acquired & Disposed Properties	256	100	156	156.0%
Properties with Vacancy	1,033	278	755	271.6%
	$6,295	$3,060	$3,235	105.7%

	For the six months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2020	2019	$ Change	% Change
Same Store Properties	$9,997	$5,376	$4,621	86.0%
Acquired & Disposed Properties	417	192	225	117.2%
Properties with Vacancy	2,094	560	1,534	273.9%
	$12,508	$6,128	$6,380	104.1%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, is a result of an increase in our property operating expenses at our triple net leased properties. The increase in property operating expenses for acquired and disposed of properties for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, is primarily a result of increased property operating expenses from 21 properties acquired during and subsequent to June 30, 2019, partially offset by a reduction of operating expenses from two properties sold during and subsequent to June 30, 2019. The increase in property operating expenses for properties with vacancy for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, is a result of increased vacancy in our portfolio.

The base management fee paid to the Adviser increased for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, due to an increase in total equity over the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, due to pre-incentive fee Core FFO increasing faster than the hurdle rate. The increase in FFO is a result of an increase in total operating revenues, partially offset by an increase in total operating expenses and interest expense. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, due to our Administrator incurring fewer costs that are allocated to the Company. The administration fee paid to the Administrator increased during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, due to our Administrator incurring greater costs that are allocated to the Company. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses decreased for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily as a result of a decrease in due diligence expenses for potential acquisitions. General and administrative expenses increased for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily as a result of an increase in legal and accounting fees.

We recorded an impairment charge for our Blaine, Minnesota property during the three and six months ended June 30, 2020, when our held and used impairment testing determined that the carrying value of this property was unrecoverable. As a result, we recorded an impairment charge to write down the carrying value to fair market value. We did not record an impairment charge during the three and six months ended June 30, 2019.

Other Income and Expenses

Interest expense decreased for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. This decrease was primarily a result of a decrease in interest rates on our LIBOR based variable rate debt, partially offset by increased interest expense due to higher mortgage borrowings and higher Credit Facility balances outstanding.

Loss on sale of real estate, net, for the six months ended June 30, 2020 is attributable to one non-core office asset located in Charlotte, North Carolina being sold during the period. Gain on sale of real estate, net, for the six months ended June 30, 2019 is attributable to one non-core office asset located in Maitland, Florida being sold during the period.

Net (Loss) Income (Attributable) Available to Common Stockholders and Non-controlling OP Unitholders

Net loss attributable to common stockholders and Non-controlling OP Unitholders increased for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, primarily due to the increase in depreciation and amortization expense due to asset acquisition activity subsequent to June 30, 2019, coupled with the impairment charge recognized during the three and six months ended June 30, 2020, partially offset by an increase in lease revenues due to asset acquisition activity subsequent to June 30, 2019, coupled with a decrease in interest expense due to a decrease in LIBOR on our variable rate debt.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of June 30, 2020, was $29.1 million, consisting of approximately $9.6 million in cash and cash equivalents and available borrowing capacity of $19.5 million under our Credit Facility. Our available borrowing capacity under the Credit Facility increased to $36.0 million as of July 27, 2020.

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

Equity Capital

During the six months ended June 30, 2020, we raised net proceeds of $28.4 million of common equity under our Common Stock ATM Program at a net weighted average per share price of $21.19. We used these proceeds to pay down outstanding debt and for other general corporate purposes. We raised net proceeds of $1.9 million from our Series E Preferred Stock pursuant to our Series E Preferred Stock Sales Agreement during the six months ended June 30, 2020.

As of July 27, 2020, we had the ability to raise up to $404.0 million of additional equity capital through the sale and issuance of securities that are registered under the 2019 Universal Shelf, in one or more future public offerings. Of the $404.0 million of available capacity under our 2019 Universal Shelf, approximately $207.1 million is reserved for additional sales under our Common Stock ATM Program, and approximately $96.5 million is reserved for additional sales under our Series E Preferred Stock Sales Agreement as of July 27, 2020. We expect to continue to use our at-the-market programs as a source of liquidity for the remainder of 2020.

As of July 27, 2020, we had the ability to raise up to $800.0 million of additional equity capital through the sale and issuance of securities that are registered under the 2020 Universal Shelf, in one or more future public offerings. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock as of July 27, 2020.

Debt Capital

As of June 30, 2020, we had 55 mortgage notes payable in the aggregate principal amount of $469.4 million, collateralized by a total of 70 properties with a remaining weighted average maturity of 4.8 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2020 was 4.27%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of June 30, 2020, we had mortgage debt in the aggregate principal amount of $13.2 million payable during the remainder of 2020 and $33.6 million payable during 2021. The 2020 principal amount payable includes both amortizing principal payments and two balloon principal payments due during the remaining six months of 2020. We repaid one of the remaining balloon principal payments during July 2020. We anticipate being able to refinance our mortgages that come due during the remainder of 2020 and 2021 with a combination of new debt and the issuance of additional equity securities. In addition, we have raised substantial equity under our at-the-market programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2020, was $35.4 million, as compared to net cash provided by operating activities of $29.0 million for the six months ended June 30, 2019. This change was primarily a result of an increase in operating revenues from our 21 property acquisitions completed during and subsequent to June 30, 2019, coupled with contractual lease revenue increases on the in-place portfolio, partially offset by an increase in general and administrative expenses, base management fees and incentive fees. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2020, was $70.7 million, which primarily consisted of five property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of one property. Net cash used in investing activities during the six months ended June 30, 2019, was $41.9 million, which primarily consisted of six property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of one property.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020, was $38.3 million, which primarily consisted of the issuance of $30.8 million of common and preferred equity, borrowings from our Term Loan of $37.7 million, and the issuance of $35.9 million of new mortgage debt, partially offset by the repayment of $24.4 million of mortgage principal and distributions paid to common, senior common and preferred shareholders. Net cash provided by financing activities for the six months ended June 30, 2019, was $14.3 million, which primarily consisted of $41.1 million in new mortgage borrowings coupled with the issuance of $33.7 million of common equity, partially offset by $31.0 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders.

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

As of June 30, 2020, there was $203.1 million outstanding under our Credit Facility at a weighted average interest rate of approximately 1.77% and $13.5 million outstanding under letters of credit at a weighted average interest rate of 1.65%. As of July 27, 2020, the maximum additional amount we could draw under the Credit Facility was $36.0 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2020.

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$672,486	$29,522	$149,699	$329,836	$163,429
Interest on Debt Obligations (2)	100,713	22,983	40,380	20,357	16,993
Operating Lease Obligations (3)	9,984	468	978	986	7,552
Purchase Obligations (4)	2,648	1,872	776	—	—
	$785,831	$54,845	$191,833	$351,179	$187,974

(1)
Debt obligations represent borrowings under our Revolver, which represents $43.1 million of the debt obligation due in 2023, our Term Loan, which represents $160.0 million of the debt obligation due in 2024, and mortgage notes payable that were outstanding as of June 30, 2020. This figure does not include $0.2 million of premiums and discounts, net and $5.4 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.

(2)
Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of June 30, 2020.

(3)	Operating lease obligations represent the ground lease payments due on four of our properties.

(4)	Purchase obligations consist of tenant and capital improvements at five of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2020.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2020 and 2019, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2020	2019	2020	2019
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$965	$2,205	$3,225	$6,878
Less: Distributions attributable to preferred and senior common stock	(2,892)	(2,837)	(5,777)	(5,674)
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(1,927)	$(632)	$(2,552)	$1,204
Adjustments:
Add: Real estate depreciation and amortization	$14,182	$12,622	$28,278	$25,632
Add: Impairment charge	1,721	—	1,721	—
Add: Loss on sale of real estate, net	—	—	12	—
Less: Gain on sale of real estate, net	—	—	—	(2,952)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$13,976	$11,990	$27,459	$23,884
Weighted average common shares outstanding - basic	33,939,826	30,449,739	33,787,386	29,985,881
Weighted average Non-controlling OP Units outstanding	503,033	742,937	502,133	742,937
Total common shares and Non-controlling OP Units	34,442,859	31,192,676	34,289,519	30,728,818
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.41	$0.38	$0.80	$0.78
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$965	$2,205	$3,225	$6,878
Less: Distributions attributable to preferred and senior common stock	(2,892)	(2,837)	(5,777)	(5,674)
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(1,927)	$(632)	$(2,552)	$1,204
Adjustments:
Add: Real estate depreciation and amortization	$14,182	$12,622	$28,278	$25,632
Add: Impairment charge	1,721	—	1,721	—
Add: Income impact of assumed conversion of senior common stock	204	225	411	449
Add: Loss on sale of real estate, net	—	—	12	—
Less: Gain on sale of real estate, net	—	—	—	(2,952)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$14,180	$12,215	$27,870	$24,333
Weighted average common shares outstanding - basic	33,939,826	30,449,739	33,787,386	29,985,881
Weighted average Non-controlling OP Units outstanding	503,033	742,937	502,133	742,937
Effect of convertible senior common stock	650,055	718,770	650,055	718,770
Weighted average common shares and Non-controlling OP Units outstanding - diluted	35,092,914	31,911,446	34,939,574	31,447,588
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$0.40	$0.38	$0.80	$0.77
Distributions declared per share of common stock and Non-controlling OP Unit	$0.37545	$0.37500	$0.75090	$0.75000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the six months ended June 30, 2020, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of June 30, 2020. As of June 30, 2020, our effective average LIBOR was 0.16%. Given that a 1%, 2%, or 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net decrease to Net Income
1% Increase to LIBOR	2,389	(2,389)
2% Increase to LIBOR	4,761	(4,761)
3% Increase to LIBOR	6,060	(6,060)

As of June 30, 2020, the fair value of our mortgage debt outstanding was $481.2 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2020, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $18.0 million and $19.3 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2020.

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

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Disruptions in the financial markets and uncertain economic conditions resulting from the ongoing outbreak of COVID-19 could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to stockholders.

Currently, both the investing and leasing environments are highly competitive. While there was an increase in the amount of capital flowing into the U.S. real estate markets early in 2020, which resulted in an increase in real estate values in certain markets, the recent downturn and uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Specifically, the ongoing outbreak of a novel strain of coronavirus (“COVID-19”), both in the U.S. and globally, has created significant disruptions to financial markets, has resulted in business shutdowns and has led to recessionary conditions in the economy in the short term. We expect the significance of the COVID-19 pandemic, including the extent of its effects on our financial and operational results, to be dictated by, among, other things, its nature, duration and scope, the success of efforts to contain the spread of COVID-19 and the impact of actions taken in response to the pandemic including travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. At this point, the extent to which the COVID-19 pandemic may impact the global economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

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

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have a negative effect on the values of our properties and revenues from our properties. Additionally, the significant disruption and volatility in the global capital markets increases the cost of capital and may adversely impact our access to the capital markets, including our ability to raise capital through our at the market and continuous offering programs.

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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (File No. 333-229209), filed January 11, 2019.

4.6	Form of Indenture, incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 (File No. 333-236143), filed January 29, 2020.

10.1*	Sixth Amended and Restated Investment Advisory Agreement, dated as of July 14, 2020, by and between the Registrant and Gladstone Management Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Estimated Value Methodology for Senior Common Stock at June 30, 2020

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	July 27, 2020	By:	/s/ Mike Sodo
Mike Sodo
Chief Financial Officer

Date:	July 27, 2020	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors