Form 10-Q
period 2020-09-30
GLADSTONE COMMERCIAL CORP
filed 2020-11-05
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 001-33097
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland		02-0681276
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1521 Westbranch Drive,	Suite 100	22102
McLean,	Virginia
(Address of principal executive offices)		(Zip Code)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 5, 2020 was 34,268,297.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate, at cost	$1,094,854	$1,056,978
Less: accumulated depreciation	221,849	207,523
Total real estate, net	873,005	849,455
Lease intangibles, net	114,242	115,465
Real estate and related assets held for sale, net	18,173	3,990
Cash and cash equivalents	10,370	6,849
Restricted cash	4,892	4,639
Funds held in escrow	8,936	7,226
Right-of-use assets from operating leases	5,636	5,794
Deferred rent receivable, net	35,661	37,177
Other assets	4,921	8,913
TOTAL ASSETS	$1,075,836	$1,039,508
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$458,364	$453,739
Borrowings under Revolver, net	43,149	51,579
Borrowings under Term Loan, net	159,146	121,276
Deferred rent liability, net	19,773	19,322
Operating lease liabilities	5,728	5,847
Asset retirement obligation	3,060	3,137
Accounts payable and accrued expenses	7,700	5,573
Liabilities related to assets held for sale, net	1,108	21
Due to Adviser and Administrator (1)	2,971	2,904
Other liabilities	16,275	12,920
TOTAL LIABILITIES	$717,274	$676,318
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D and E redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 12,760,000 shares authorized, and 6,508,954 and 6,269,555 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (3)	$157,751	$152,153
TOTAL MEZZANINE EQUITY	$157,751	$152,153
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 766,492 and 806,435 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 60,290,000 and 86,290,000 shares authorized and 34,183,869 and 32,593,651 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (3)	34	32
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 26,000,000 and 0 shares authorized and 45,102 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (3)	—	—
Additional paid in capital	604,707	571,205
Accumulated other comprehensive income	(4,859)	(2,126)
Distributions in excess of accumulated earnings	(401,834)	(360,978)
TOTAL STOCKHOLDERS' EQUITY	198,049	208,134
OP Units held by Non-controlling OP Unitholders (3)	$2,762	$2,903
TOTAL EQUITY	$200,811	$211,037
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,075,836	$1,039,508
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating revenues
Lease revenue	$33,142	$28,667	$100,287	$85,001
Total operating revenues	33,142	28,667	100,287	85,001
Operating expenses
Depreciation and amortization	13,798	12,979	42,076	38,611
Property operating expenses	6,590	3,202	19,098	9,330
Base management fee (1)	1,418	1,292	4,219	3,852
Incentive fee (1)	1,128	965	3,301	2,720
Administration fee (1)	361	411	1,194	1,222
General and administrative	775	596	2,406	2,035
Impairment charge	1,184	—	2,905	—
Total operating expenses	25,254	19,445	75,199	57,770
Other (expense) income
Interest expense	(6,444)	(7,170)	(20,411)	(21,406)
Gain on sale of real estate, net	1,196	—	1,184	2,952
Other income	204	139	209	291
Total other expense, net	(5,044)	(7,031)	(19,018)	(18,163)
Net income	2,844	2,191	6,070	9,068
Net loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	2	16	39	(13)
Net income attributable to the Company	$2,846	$2,207	$6,109	$9,055
Distributions attributable to Series A, B, D, E, and F preferred stock	(2,771)	(2,612)	(8,137)	(7,837)
Distributions attributable to senior common stock	(203)	(226)	(615)	(675)
Net (loss) income (attributable) available to common stockholders	$(128)	$(631)	$(2,643)	$543
(Loss) earnings per weighted average share of common stock - basic & diluted
(Loss) earnings (attributable) available to common shareholders	$(0.004)	$(0.02)	$(0.08)	$0.02
Weighted average shares of common stock outstanding
Basic and Diluted	34,075,147	31,032,802	33,884,007	30,338,690
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.79	$0.78
Weighted average shares of senior common stock outstanding - basic	768,550	854,435	779,526	859,956
Comprehensive income
Change in unrealized gain (loss) related to interest rate hedging instruments, net	$276	$(624)	$(2,733)	$(2,335)
Other Comprehensive income (loss)	276	(624)	(2,733)	(2,335)
Net income	$2,844	$2,191	$6,070	$9,068
Comprehensive income	$3,120	$1,567	$3,337	$6,733
Comprehensive loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	2	16	39	(13)
Total comprehensive income available to the Company	$3,122	$1,583	$3,376	$6,720

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$6,070	$9,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,076	38,611
Impairment charge	2,905	—
Gain on sale of real estate, net	(1,184)	(2,952)
Amortization of deferred financing costs	1,156	1,268
Amortization of deferred rent asset and liability, net	(1,472)	(1,071)
Amortization of discount and premium on assumed debt, net	43	47
Asset retirement obligation expense	72	81
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	39	40
Operating changes in assets and liabilities
Decrease (increase) in other assets	2,397	(88)
Increase in deferred rent receivable	(1,042)	(1,448)
Increase (decrease) in accounts payable, accrued expenses, and amount due to Adviser and Administrator	2,028	(13)
Increase in other liabilities	660	398
Leasing commissions paid	(1,364)	(875)
Net cash provided by operating activities	$52,384	$43,066
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(82,098)	$(67,272)
Improvements of existing real estate	(5,112)	(3,261)
Proceeds from sale of real estate	14,363	6,318
Receipts from lenders for funds held in escrow	171	1,424
Payments to lenders for funds held in escrow	(1,881)	(1,425)
Receipts from tenants for reserves	1,740	2,166
Payments to tenants from reserves	(1,507)	(1,589)
Deposits on future acquisitions	(1,575)	(1,490)
Deposits applied against acquisition of real estate investments	2,891	1,490
Net cash used in investing activities	$(73,008)	$(63,639)
Cash flows from financing activities:
Proceeds from issuance of equity	$39,624	$41,231
Offering costs paid	(559)	(620)
Borrowings under mortgage notes payable	35,855	41,140
Payments for deferred financing costs	(422)	(2,075)
Principal repayments on mortgage notes payable	(31,667)	(48,116)
Borrowings from revolving credit facility	95,600	94,500
Repayments on revolving credit facility	(104,200)	(109,300)
Borrowings on term loan	37,700	47,300
Decrease in security deposits	(1)	(106)
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(47,532)	(43,510)
Net cash provided by financing activities	$24,398	$20,444
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,774	$(129)
Cash, cash equivalents, and restricted cash at beginning of period	$11,488	$9,082
Cash, cash equivalents, and restricted cash at end of period	$15,262	$8,953
SUPPLEMENTAL NON-CASH INFORMATION
Tenant funded fixed asset improvements	$1,972	$2,665
Unrealized loss related to interest rate hedging instruments, net	$(2,733)	$(2,335)

Right-of-use asset from operating leases	$—	$5,998
Operating lease liabilities	$—	$(5,998)
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$670	$371
Increase in asset retirement obligation assumed in acquisition	$—	$164
Non-controlling OP Units issued in connection with acquisition	$502	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the nine months ended September 30,
	2020	2019
Cash and cash equivalents	$10,370	$6,175
Restricted cash	4,892	2,778
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$15,262	$8,953

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission on February 12, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. On January 1, 2020, we completed the integration of the accounting records of certain of our triple net leased third-party asset managed properties into our accounting system and paid out of our operating bank accounts. For periods prior to January 1, 2020, we recorded property operating expenses and offsetting lease revenues for these certain triple net leased properties on a net basis. Beginning January 1, 2020, we are recording the property operating expenses and offsetting lease revenues for these triple net leased properties on a gross basis, as we have amended our process whereby we are paying operating expenses on behalf of our tenants and receiving reimbursement, whereas, previously these tenants were paying these expenses directly with limited insight provided to us. There were no other material changes to our critical accounting policies during the three and nine months ended September 30, 2020.

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

In April 2020, the FASB issued a staff question-and-answer document, Topic 842 and Topic 840: Accounting for Lease Concessions related to the Effects of the COVID-19 Pandemic (“COVID-19 Q&A”), to address frequently asked questions pertaining to lease concessions arising from the effects of the COVID-19 pandemic. Existing lease guidance requires entities to determine if a lease concession was a result of a new arrangement reached with the tenant, which would be addressed under the lease modification accounting framework, or if a lease concession was under the enforceable rights and obligations within the existing lease agreement, which would not fall under the lease modification accounting framework. The COVID-19 Q&A clarifies that entities may elect to not evaluate whether lease-related relief granted in light of the effects of COVID-19 is a lease modification, as long as the concession does not result in a substantial increase in rights of the lessor or obligations of the lessee. This election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. At this time, we have granted rent deferrals to three tenants representing approximately 2% of total portfolio rents. The agreements with these tenants include current partial payments in exchange for rent deferrals of varying terms with deferred amounts to be paid by the respective tenant back to us, for the period starting in July 2020 and ending in March 2021. We have elected to not evaluate these leases under the lease modification accounting framework.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, also serves as the executive vice president of commercial & industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (including the Sixth Amended and Restated Investment Advisory Agreement dated July 14, 2020, the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of September 30, 2020 and December 31, 2019, $3.0 million and $2.9 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator each July. During their July 2020 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2021.

Base Management Fee

Under the Advisory Agreement, prior to the July 14, 2020 amendment and restatement, the calculation of the annual base management fee equaled 1.5% of our Total Equity, which is our total stockholders’ equity plus total mezzanine equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges), adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee), and adjusted to include operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”). The fee was calculated and accrued quarterly as 0.375% per quarter of such Total Equity amount. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

For the three and nine months ended September 30, 2020, we recorded a base management fee of $1.4 million and $4.2 million, respectively. For the three and nine months ended September 30, 2019, we recorded a base management fee of $1.3 million and $3.9 million, respectively.

On July 14, 2020, the Company amended and restated the Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Amended Agreement”). The Company’s entrance into the Amended Agreement was approved by its Board of Directors, including, specifically, unanimously by its independent directors. The Amended Agreement revised and replaced the previous calculation of the Base Management Fee (as defined therein), which was based on Total Equity (as defined therein), with a calculation based on Gross Tangible Real Estate. The revised Base Management Fee will be payable quarterly in arrears and shall be calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Amended Agreement as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Amended Agreement remain unchanged. The revised Base Management Fee calculation began with the fee calculations for the quarter ended September 30, 2020.

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

For the three and nine months ended September 30, 2020, we recorded an incentive fee of $1.1 million and $3.3 million, respectively. For the three and nine months ended September 30, 2019, we recorded an incentive fee of $1.0 million and $2.7 million, respectively. The Adviser did not waive any portion of the incentive fee for the three and nine months ended September 30, 2020 or 2019, respectively.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2020 or 2019.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary, Michael LiCalsi (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe this approach helps approximate fees paid by us to actual services performed by the Administrator for us. For the three and nine months ended September 30, 2020, we recorded an administration fee of $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2019, we recorded an administration fee of $0.4 million and $1.2 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three months ended September 30, 2020, but we paid financing fees to Gladstone Securities of $89,637 during the nine months ended September 30, 2020, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25%, of the mortgage principal secured and/or extended. We paid financing fess to Gladstone Securities of $3,000 and $0.10 million during the three and nine months ended September 30, 2019, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.08% and 0.19%, respectively, of the mortgage principal secured and/or extended. Our Board of Directors renewed the agreement for an additional year, through August 31, 2021, at its July 2020 meeting.

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

Under the Dealer Manager Agreement, the Dealer Manager will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay the Dealer Manager (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to Shares sold pursuant to the DRIP. The Dealer Manager may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.1 million to the Dealer Manager during the three and nine months ended September 30, 2020.

3. (Loss) Earnings Per Share of Common Stock

The following tables set forth the computation of basic and diluted (loss) earnings per share of common stock for the three and nine months ended September 30, 2020 and 2019. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted (loss) earnings per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of (loss) income would also be added back to net (loss) income. Net (loss) income figures are presented net of such non-controlling interests in the (loss) earnings per share calculation.

We computed basic (loss) earnings per share for the three and nine months ended September 30, 2020 and 2019 using the weighted average number of shares outstanding during the respective periods. Diluted (loss) earnings per share for the three and nine months ended September 30, 2020 and 2019 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net (loss) income (attributable) available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Calculation of basic (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(128)	$(631)	$(2,643)	$543
Denominator for basic weighted average shares of common stock (1)	34,075,147	31,032,802	33,884,007	30,338,690
Basic (loss) earnings per share of common stock	$(0.004)	$(0.02)	$(0.08)	$0.02
Calculation of diluted (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(128)	$(631)	$(2,643)	$543
Net (loss) income (attributable) available to common stockholders plus assumed conversions (2)	$(128)	$(631)	$(2,643)	$543
Denominator for basic weighted average shares of common stock (1)	34,075,147	31,032,802	33,884,007	30,338,690
Effect of convertible Senior Common Stock (2)	—	—	—	—
Denominator for diluted weighted average shares of common stock (2)	34,075,147	31,032,802	33,884,007	30,338,690
Diluted (loss) earnings per share of common stock	$(0.004)	$(0.02)	$(0.08)	$0.02

(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 503,033 and 502,435 for the three and nine months ended September 30, 2020, respectively, and 742,937 for both the three and nine months ended September 30, 2019.
(2)We excluded convertible shares of Senior Common Stock of 641,430 and 709,906 from the calculation of diluted (loss) earnings per share for the three and nine months ended September 30, 2020 and 2019, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of September 30, 2020 and December 31, 2019, excluding real estate held for sale as of September 30, 2020 and December 31, 2019, respectively (dollars in thousands):

	September 30, 2020	December 31, 2019
Real estate:
Land (1)	$140,465	$137,532
Building and improvements	886,138	851,245
Tenant improvements	68,251	68,201
Accumulated depreciation	(221,849)	(207,523)
Real estate, net	$873,005	$849,455

(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $9.0 million and $27.2 million for the three and nine months ended September 30, 2020, respectively. Real estate depreciation expense on building and tenant improvements was $8.3 million and $24.4 million for the three and nine months ended September 30, 2019, respectively.

Acquisitions

We acquired six properties during the nine months ended September 30, 2020, and nine properties during the nine months ended September 30, 2019. The acquisitions are summarized below (dollars in thousands):

Nine Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Capitalized Acquisition Expenses		Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Debt Issued or Assumed
September 30, 2020	(1)	1,043,638	14.2 years	$82,599	$339	(3)	$6,146	$35,855
September 30, 2019	(2)	1,463,763	14.8 years	67,272	621	(3)	5,437	8,900

(1)On January 8, 2020, we acquired a 64,800 square foot property in Indianapolis, Indiana for $5.3 million. The property is leased to three tenants with a weighted average lease term of 7.2 years with annualized GAAP rent of $0.5 million. On January 27, 2020, we acquired a 320,838 square foot, three-property portfolio in Houston, Texas, Charlotte, North Carolina, and St. Charles, Missouri for $34.7 million. The portfolio has a weighted average lease term of 20.0 years, and an annualized GAAP rent of $2.6 million. We issued $18.3 million of mortgage debt with a fixed interest rate of 3.625% in connection with the acquisition. On March 9, 2020, we acquired a 504,400 square foot property in Chatsworth, Georgia for $32.0 million. We entered into an interest rate swap in connection with our $17.5 million of issued debt, resulting in a fixed interest rate of 2.8%. The annualized GAAP rent on the 10.5 year lease is $2.2 million. On September 1, 2020, we acquired a 153,600 square foot property in Indianapolis, Indiana for $10.6 million. The annualized GAAP rent on the 9.7 year lease is $0.8 million.
(2)On February 8, 2019, we acquired a 26,050 square foot property in a suburb of Philadelphia, Pennsylvania, for $2.7 million. The annualized GAAP rent on the 15.1 year lease is $0.2 million. On February 28, 2019, we acquired a 34,800 square foot property in Indianapolis, Indiana for $3.6 million. The annualized GAAP rent on the 10.0 year lease is $0.3 million. On April 5, 2019, we acquired a 207,000 square foot property in Ocala, Florida, for $11.9 million. The annualized GAAP rent on the 20.1 year lease is $0.8 million. On April 5, 2019, we acquired a 176,000 square foot property in Ocala, Florida, for $7.3 million. The annualized GAAP rent on the 20.1 year lease is $0.7 million. On April 30, 2019, we acquired a 54,430 square foot property in Columbus, Ohio, for $3.2 million. The annualized GAAP rent on the 7.0 year lease is $0.2 million. On June 18, 2019, we acquired a 676,031 square foot property in Tifton, Georgia, for $17.9 million. The annualized GAAP rent on the 8.5 year lease is $1.6 million. We issued $8.9 million of mortgage debt with a fixed interest rate of 4.35% in connection with this acquisition. On July 30, 2019, we acquired a 78,452 square foot property in Denton, Texas, for $6.6 million. The annualized GAAP rent on the 11.9 year lease is $0.5 million. On September 26, 2019, we acquired a 211,000 square foot two property portfolio in Temple, Texas, for $14.1 million. The annualized GAAP rent on the 20.0 year lease is $1.2 million.
(3)We treated our acquisitions during the nine months ended September 30, 2020 and 2019 as asset acquisitions rather than business combinations. As a result of this treatment, we capitalized $0.3 million and $0.6 million, respectively, of acquisition costs that would otherwise have been expensed under business combination treatment.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the nine months ended September 30, 2020 and 2019 as follows (dollars in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Acquired assets and liabilities	Purchase price	Purchase price
Land (1)	$7,798	$5,046
Building and improvements	61,930	48,898
Tenant Improvements	1,431	1,541
In-place Leases	5,411	4,868
Leasing Costs	4,664	4,481
Customer Relationships	2,808	2,200
Above Market Leases (2)	309	1,865
Below Market Leases (3)	(1,752)	(1,627)
Total Purchase Price	$82,599	$67,272

(1)This amount includes $2,711 of land value subject to a land lease agreement, which we may purchase for a nominal fee.
(2)This amount includes $53 of loans receivable included in Other assets on the condensed consolidated balance sheets.
(3)This amount includes $62 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.

Significant Real Estate Activity on Existing Assets

During the nine months ended September 30, 2020 and 2019, we executed 13 and five leases, respectively, which are summarized below (dollars in thousands):

Nine Months Ended	Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
September 30, 2020	987,902	7.9 years	$8,340	$2,903	$1,285
September 30, 2019	230,264	8.8 years	3,366	785	910

During the nine months ended September 30, 2020 and 2019, we had one lease termination each, which are summarized below (dollars in thousands):

Nine Months Ended	Aggregate Square Footage Reduced	Aggregate Termination Fee	Aggregate Deferred Rent Write Off
September 30, 2020	61,358	$1,119	$225
September 30, 2019	16,566	61	—

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the three months ending December 31, 2020 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Three Months Ending 2020	$27,401
2021	109,326
2022	103,896
2023	96,136
2024	87,999
2025	79,061
Thereafter	305,402
$809,221

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

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the nine months ended September 30, 2020 and 2019, respectively (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Lease revenue reconciliation	2020	2019	2020	2019
Fixed lease payments	$29,116	$27,660	$88,286	$82,076
Variable lease payments	4,026	1,007	12,001	2,925
	$33,142	$28,667	$100,287	$85,001

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of September 30, 2020 and December 31, 2019, excluding real estate held for sale as of September 30, 2020 and December 31, 2019, respectively (dollars in thousands):

	September 30, 2020		December 31, 2019
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$96,058	$(52,589)	$92,906	$(48,468)
Leasing costs	72,604	(36,920)	68,256	(33,705)
Customer relationships	66,276	(31,187)	65,363	(28,887)
	$234,938	$(120,696)	$226,525	$(111,060)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$14,857	$(10,462)	$16,502	$(10,005)
Below market leases and deferred revenue	(36,793)	17,020	(34,322)	15,000
	$(21,936)	$6,558	$(17,820)	$4,995

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $4.8 million and $14.9 million for the three and nine months ended September 30, 2020, respectively, and $4.7 million and $14.2 million for the three and nine months ended September 30, 2019, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $0.7 million and $2.1 million for the three and nine months ended September 30, 2020, respectively, and $0.7 million and $1.8 million for the three and nine months ended September 30, 2019, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired during the nine months ended September 30, 2020 and 2019 were as follows:

Intangible Assets & Liabilities	2020	2019
In-place leases	15.7	15.9
Leasing costs	15.7	15.9
Customer relationships	18.9	20.6
Above market leases	16.6	9.3
Below market leases	14.2	9.6
All intangible assets & liabilities	16.3	17.3

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the nine months ended September 30, 2020, we continued to execute our capital recycling program, whereby we sell properties outside of our core markets and redeploy proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the nine months ended September 30, 2020, we sold two non-core properties, located in Charlotte, North Carolina and Maple Heights, Ohio, which are detailed in the table below (dollars in thousands):

Aggregate Square Footage Sold	Sales Price	Sales Costs	Gain on Sale of Real Estate, net
411,948	$15,501	$1,138	$1,184

Our dispositions during the nine months ended September 30, 2020 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will such dispositions have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and nine months ended September 30, 2020, and 2019 (dollars in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2020		2019	2020		2019
Operating revenue	$—		$167	$400		$1,136
Operating expense	83		296	438		838
Other income (expense), net	1,368	(1)	(50)	1,272	(2)	(191)
Income (expense) from real estate and related assets sold	$1,285		$(179)	$1,234		$107

(1)Includes $1.2 million gain on sale of real estate, net on one property sale.
(2)Includes $1.2 million gain on sale of real estate, net on two property sales.

Real Estate Held for Sale

As of September 30, 2020, we had five properties classified as held for sale, one located in Boston Heights, Ohio, three located in Champaign, Illinois, and one located in Austin, Texas. We consider these assets to be non-core to our long term strategy. As of September 30, 2020, all five properties were under contract to sell. At December 31, 2019, we had one property classified as held for sale, located in Charlotte, North Carolina. This property was sold during the nine months ended September 30, 2020.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	September 30, 2020	December 31, 2019
Assets Held for Sale
Real estate, at cost	$24,688	$7,411
Less: accumulated depreciation	7,433	3,421
Total real estate held for sale, net	17,255	3,990
Lease intangibles, net	462	—
Deferred rent receivable, net	456	—
Total Assets Held for Sale	$18,173	$3,990
Liabilities Held for Sale
Deferred rent liability, net	$1,108	$—
Asset retirement obligation	—	21
Total Liabilities Held for Sale	$1,108	$21

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the nine months ended September 30, 2020 and identified three held and used assets, located in Blaine, Minnesota, Champaign, Illinois, and Rancho Cordova, California, which were impaired by an aggregate of $2.9 million. In performing our impairment testing, the undiscounted cash flows for these assets were below the carrying value. As the undiscounted cash flows for these assets were below the carrying value, we evaluated the fair value of the assets using third-party broker opinions of value and internal discount cash flow analyses, which resulted in us recognizing an impairment charge. We recorded an impairment charge to our Blaine, Minnesota property by $1.7 million during the three months ended June 30, 2020, and we recorded an impairment charge to our Champaign, Illinois property by $1.0 million and an impairment charge to our Rancho Cordova, California property by $0.2 million during the three months ended September 30, 2020. We did not recognize an impairment charge during the nine months ended September 30, 2019.

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

6. Mortgage Notes Payable and Credit Facility

Our mortgage notes payable and Credit Facility as of September 30, 2020 and December 31, 2019 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	September 30, 2020		September 30, 2020	December 31, 2019	September 30, 2020	September 30, 2020
Mortgage and other secured loans:
Fixed rate mortgage loans	61		$433,840	$412,771	(1)	(2)
Variable rate mortgage loans	8		28,270	45,151	(3)	(2)
Premiums and discounts, net	-		(196)	(239)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(3,550)	(3,944)	N/A	N/A
Total mortgage notes payable, net	69		$458,364	$453,739	(4)
Variable rate revolving credit facility	51	(6)	$43,800	$52,400	LIBOR + 1.65%	7/2/2023
Deferred financing costs, revolving credit facility	-		(651)	(821)	N/A	N/A
Total revolver, net	51		$43,149	$51,579
Variable rate term loan facility	-	(6)	$160,000	$122,300	LIBOR + 1.60%	7/2/2024
Deferred financing costs, term loan facility	-		(854)	(1,024)	N/A	N/A
Total term loan, net	N/A		$159,146	$121,276
Total mortgage notes payable and credit facility	120		$660,659	$626,594	(5)

(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 54 mortgage notes payable with maturity dates ranging from 12/1/2020 through 8/1/2037.
(3)Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.25% to one month LIBOR + 2.75%. As of September 30, 2020, one month LIBOR was approximately 0.15%.
(4)The weighted average interest rate on the mortgage notes outstanding as of September 30, 2020 was approximately 4.28%.
(5)The weighted average interest rate on all debt outstanding as of September 30, 2020 was approximately 3.51%.

(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 51 unencumbered properties as of September 30, 2020.
N/A - Not Applicable

Mortgage Notes Payable

As of September 30, 2020, we had 54 mortgage notes payable, collateralized by a total of 69 properties with a net book value of $680.9 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. We have full recourse for $0.8 million of the mortgages notes payable, net, or 0.2% of the outstanding balance. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the nine months ended September 30, 2020, we repaid four mortgages, collateralized by five properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$5,918	6.00%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$16,107	LIBOR +	2.19%

During the nine months ended September 30, 2020, we issued four mortgages, collateralized by four properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$35,855	(1)	3.22%

(1)We issued $18.3 million of fixed rate debt in connection with the three-property portfolio acquired on January 27, 2020 with a maturity date of February 1, 2030. The interest rate is fixed at 3.625%. On March 9, 2020, we issued $17.5 million of floating rate debt swapped to fixed rate debt of 2.8% in connection with the one property acquisition.

We made payments of $0.03 million and $0.4 million for deferred financing costs during the three and nine months ended September 30, 2020, respectively, and $1.4 million and $2.1 million for deferred financing costs during the three and nine months ended September 30, 2019, respectively.

Scheduled principal payments of mortgage notes payable for the three months ending December 31, 2020, and each of the five succeeding years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Three Months Ending December 31, 2020	$6,013
2021	33,555
2022	107,719
2023	72,063
2024	49,178
2025	37,118
Thereafter	156,464
Total	$462,110	(1)

(1)This figure does not include $0.2 million of premiums and discounts, net, and $3.5 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2020 and December 31, 2019, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at September 30, 2020 and December 31, 2019 (dollars in thousands):

		September 30, 2020		December 31, 2019
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,537	(1)	$187,490	$17	$166,728	$250

(1)We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 1.50% to 3.00%.

We have assumed or entered into interest rate swap agreements in connection with certain of our acquisitions or mortgage financings, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair values of our interest rate swap agreements are recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at September 30, 2020 and December 31, 2019 (dollars in thousands):

September 30, 2020			December 31, 2019
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$62,696	$—	$(3,575)	$45,777	$—	$(1,173)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of loss recognized in Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate caps	$(25)	$(187)	$(332)	$(671)
Interest rate swaps	301	(437)	(2,401)	(1,664)

Total	$276	$(624)	$(2,733)	$(2,335)

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate caps	Other assets	$17	$250
Interest rate swaps	Other liabilities	(3,575)	(1,173)
Total derivative liabilities, net		$(3,558)	$(923)

The fair value of all mortgage notes payable outstanding as of September 30, 2020 was $473.4 million, as compared to the carrying value stated above of $458.4 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

As of September 30, 2020, there was $203.8 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 1.76%, and $13.7 million outstanding under letters of credit, at a weighted average interest rate of 1.65%. As of September 30, 2020, the maximum additional amount we could draw under the Credit Facility was $27.8 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2020.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2020.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future lease payments due under the terms of these leases as of September 30, 2020 are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Three Months Ending December 31, 2020	$116
2021	477
2022	489
2023	492
2024	493
2025	494
Thereafter	7,305
Total anticipated lease payments	$9,866
Less: amount representing interest	(4,138)
Present value of lease payments	$5,728

Rental expense incurred for properties with ground lease obligations during the three and nine months ended September 30, 2020 was $0.1 million and $0.4 million, respectively, and during the three and nine months ended September 30, 2019 was $0.1 million and $0.4 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income.

Letters of Credit

As of September 30, 2020, there was $13.7 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Series A and B Preferred Stock	2020	2019	2020	2019
Balance, beginning of period	$—	$2	$—	$2
Issuance of Series A and B preferred stock, net	—	—	—	—
Balance, end of period	$—	$2	$—	$2
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$34	$31	$32	$29
Issuance of common stock, net	—	—	2	2
Balance, end of period	$34	$31	$34	$31
Series F Preferred Stock (1)
Balance, beginning of period	$—	$—	$—	$—
Issuance of Series F preferred stock, net	—	—	—	—
Balance, end of period	$—	$—	$—	$—
Additional Paid in Capital
Balance, beginning of period	$599,741	$592,706	$571,205	$559,977
Issuance of common stock and Series F preferred stock, net (1)	5,027	7,362	33,465	40,608
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(61)	(112)	37	(629)
Balance, end of period	$604,707	$599,956	$604,707	$599,956
Accumulated Other Comprehensive Income
Balance, beginning of period	$(5,135)	$(1,859)	$(2,126)	$(148)
Comprehensive income	276	(624)	(2,733)	(2,335)
Balance, end of period	$(4,859)	$(2,483)	$(4,859)	$(2,483)
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(388,900)	$(331,461)	$(360,978)	$(310,117)
Distributions declared to common, senior common, and preferred stockholders	(15,780)	(14,482)	(46,965)	(42,674)
Net income attributable to the Company	2,846	2,207	6,109	9,055
Balance, end of period	$(401,834)	$(343,736)	$(401,834)	$(343,736)
Total Stockholders' Equity
Balance, beginning of period	$205,741	$259,420	$208,134	$249,744
Issuance of common stock and Series F preferred stock, net (1)	5,027	7,362	33,467	40,610
Distributions declared to common, senior common, and preferred stockholders	(15,780)	(14,482)	(46,965)	(42,674)
Comprehensive income	276	(624)	(2,733)	(2,335)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(61)	(112)	37	(629)
Net income attributable to the Company	2,846	2,207	6,109	9,055
Balance, end of period	$198,049	$253,771	$198,049	$253,771
Non-Controlling Interest
Balance, beginning of period	$2,892	$4,665	$2,903	$4,675
Distributions declared to Non-controlling OP Unit holders	(189)	(279)	(567)	(835)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	502	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	61	112	(37)	629
Net (loss) income (attributable) available to OP units held by Non-controlling OP Unitholders	(2)	(16)	(39)	13
Balance, end of period	$2,762	$4,482	$2,762	$4,482
Total Equity	$200,811	$258,253	$200,811	$258,253

(1)No shares of Series F Preferred Stock were outstanding prior to July 1, 2020

Distributions

We paid the following distributions per share for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,			For the nine months ended September 30,
	2020		2019	2020		2019
Common Stock and Non-controlling OP Units	$0.37545		$0.37500	$1.12635		$1.12500
Senior Common Stock	0.2625		0.2625	0.7875		0.7875
Series A Preferred Stock	—	(1)	0.4843749	—	(1)	1.4531247
Series B Preferred Stock	—	(1)	0.46875	—	(1)	1.4063
Series D Preferred Stock	0.4374999		0.4374999	1.3124997		1.3124997
Series E Preferred Stock	0.414063		—	1.2421890		—
Series F Preferred Stock	0.375		—	0.375	(2)	—

(1)We fully redeemed all outstanding shares of both Series A Preferred Stock and Series B Preferred Stock on October 28, 2019.
(2)Prior to July 1, 2020, Series F Preferred Stock distributions were declared, but not paid, as there were no Series F Preferred Stock shares outstanding on the applicable dividend record dates.

Recent Activity

Common Stock ATM Program

During the nine months ended September 30, 2020, we sold 1.6 million shares of common stock, raising $32.4 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of September 30, 2020, we had remaining capacity to sell up to $204.6 million of common stock under the Common Stock ATM Program.

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

We have an At-the-Market Equity Offering Sales Agreement with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We sold 239,399 shares of our Series E Preferred Stock, raising $5.6 million in net proceeds under the Series E Preferred Stock Sales Agreement during the nine months ended September 30, 2020. As of September 30, 2020, we had remaining capacity to sell up to $94.4 million of Series E Preferred Stock under the Series E Preferred Stock Sales Agreement.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of September 30, 2020, we had the ability to issue up to $399.5 million under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock. As of September 30, 2020, we had the ability to issue up to $798.9 million of securities under the 2020 universal shelf.

Series F Preferred Stock

On February 20, 2020, the Company filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 45,102 shares of our Series F Preferred Stock, raising $1.0 million in net proceeds during the nine months ended September 30, 2020. As of September 30, 2020, we had remaining capacity to sell up to $635.4 million of Series F Preferred Stock.

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

9. Subsequent Events

Distributions

On October 13, 2020, our Board of Directors declared the following monthly distributions for the months of October, November and December of 2020:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series D Preferred Distributions per Share	Series E Preferred Distributions per Share
October 23, 2020	October 30, 2020	$0.12515	$0.1458333	$0.138021
November 20, 2020	November 30, 2020	0.12515	0.1458333	0.138021
December 23, 2020	December 31, 2020	0.12515	0.1458333	0.138021
		$0.37545	$0.4374999	$0.414063

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
October	November 5, 2020	$0.0875
November	December 4, 2020	0.0875
December	January 5, 2021	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
October 27, 2020	November 5, 2020	$0.125
November 25, 2020	December 4, 2020	0.125
December 24, 2020	January 5, 2021	0.125
		$0.375

COVID-19

As of November 5, 2020, we have collected 100% of all outstanding October cash base rent obligations and approximately 99% of third quarter 2020 cash base rent obligations. In April 2020, we granted rent deferrals to three tenants representing approximately 2% of total portfolio rents. The agreements with these tenants include current partial payment in exchange for rent deferrals of varying terms with deferred amounts to be paid by the respective tenant back to us, for the period starting in July 2020 and ending through March 2021. We have received and may receive additional rent modification requests in future periods from our tenants, but we have not granted any additional rent deferrals at this time. We are unable to quantify the economic impact of these potential requests at this time.

Equity Activity

Subsequent to September 30, 2020 and through November 5, 2020, we raised $1.4 million in net proceeds from the sale of 82,407 shares of Common Stock under our Common Stock ATM Program, $1.2 million in net proceeds from the sale of 50,033 shares of Series E Preferred Stock under our Series E Preferred ATM Program and $0.4 million in net proceeds from the sale of 18,459 shares of Series F Preferred Stock.

Sale activity

On October 21, 2020, we sold three of our Champaign, Illinois properties for $13.4 million, resulting in a gain on sale, net, of $4.1 million.

Acquisition Activity

On October 14, 2020, we purchased a 240,714 square foot industrial facility in Montgomery, Alabama, for $14.3 million. This property is fully leased to one tenant on a triple net basis with a remaining lease term of seven years.

Financing Activity

On October 14, 2020, we repaid $12.2 million of fixed rate debt, collateralized by two properties, at a weighted average interest rate of 4.79% and repaid $3.2 million of variable rate debt, collateralized by one property, at an interest rate of LIBOR + 2.25%.

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

As of November 5, 2020:

•we owned 120 properties totaling 15.0 million square feet in 28 states;
•our occupancy rate was 95.1%;
•the weighted average remaining term of our mortgage debt was 4.6 years and the weighted average interest rate was 4.28%; and
•the average remaining lease term of the portfolio was 7.3 years.

Business Environment

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and widespread infection continues in the United States and many parts of the world. The rapid spread of the coronavirus identified as COVID-19 resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. These measures and the pandemic have caused a significant national and global economic downturn, disrupted business operations, including those of certain of our tenants, significantly increased unemployment and underemployment levels, and are expected to have an adverse effect on office demand for space in the short term, at a minimum. The demand for industrial space has moderated as well, but the continuing growth of e-commerce is counterbalancing the adverse effects from COVID-19. Interest rates have been volatile and although interest rates are still low by historical standards (and in some cases have been reduced to help curb the impact of COVID-19), lenders have varied on their required spreads over the last several quarters. Investment sales volume across all product types, but especially office and retail, in recent months is lower year over year, as compared to 2019 as a direct result of COVID-19. After completing the 11th year of the current cycle, some national research firms had been estimating that both pricing and investment sales volume would be peaking and the national economy would be slowing in the near term, prior to the rapid spread of COVID-19. Global recessionary conditions are currently expected for the remainder of 2020 as a direct result of the COVID-19 pandemic, although the actual impact and duration are unknown. See “Impact of COVID-19 on Our Business” below for the impact on the COVID-19 pandemic on our business.

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

As of November 5, 2020, we have collected 100% of all outstanding October cash base rent obligations and approximately 99% of third quarter 2020 cash base rent obligations. In April 2020, we granted rent deferrals to three tenants representing approximately 2% of total portfolio rents. The agreements with these tenants include current partial payment in exchange for rent deferrals of varying terms with deferred amounts to be paid by the respective tenant back to us, for the period starting in July 2020 and ending through March 2021. In connection with one of the rent deferrals, we were able to obtain short term mortgage payment relief from our lender on the loan associated with those properties. We collected all cash base rent obligations during the first nine months of 2020 that were not subject to rent deferral agreements. We may pursue additional loan relief agreements in the future. We have received and may receive additional rent modification requests in future periods from our tenants. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. These industries, among certain others, have generally been severely impacted by the COVID-19. Additionally, our properties are located in 28 states, which we believe mitigates our exposure to economic issues, including as a result of COVID-19, in any one geographic market or area.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near term debt obligations and operating expenses. We are in compliance with all of our debt covenants, and we amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. We have had numerous conversations with lenders and do not believe there will be a credit freeze in the near term. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

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

Other Business Environment Considerations

The short-term and long-term economic implications of the presidential election result are unknown at this time, inclusive of the long-term impact of tax reform in the U.S. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term, particularly with the ongoing discussions regarding additional fiscal stimulus as well as other geopolitical issues relating to the global economic slowdown has increased domestic and global instability. These developments could cause interest rates and borrowing costs to be volatile, which may adversely affect our ability to access both the equity and debt markets and could have an adverse impact on our tenants as well.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have three partially vacant buildings and four fully vacant buildings.

We have no leases expiring during the remainder of 2020, 10 leases expiring in 2021, which account for 5.1% of lease revenue recognized during the nine months ended September 30, 2020, and eight leases expiring in 2022, which account for 6.3% of lease revenue recognized during the nine months ended September 30, 2020.

Our available vacant space at September 30, 2020 represents 5.0% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $4.2 million. We continue to actively seek new tenants for these properties.

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

Recent Developments

2020 Sale Activity

During the nine months ended September 30, 2020, we continued to execute our capital recycling program, whereby we sell non-core properties and redeploy proceeds to fund property acquisitions located in our target secondary growth markets, as well as repay outstanding debt. We will continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the nine months ended September 30, 2020, we sold two non-core properties, located in Charlotte, North Carolina and Maple Heights, Ohio, which are detailed in the table below (dollars in thousands):

Aggregate Square Footage Sold	Sales Price	Sales Costs	Gain on Sale of Real Estate, net
411,948	$15,501	$1,138	$1,184

On October 21, 2020, we sold three of our Champaign, Illinois properties for $13.4 million, resulting in a gain on sale, net, of $4.1 million.

2020 Acquisition Activity

During the nine months ended September 30, 2020, we acquired six industrial properties, one property located in Indianapolis, Indiana, a three-property portfolio in Houston, Texas; Charlotte, North Carolina; and St. Charles, Missouri, one property in Chatsworth, Georgia, and one property in Indianapolis, Indiana, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Debt Issued or Assumed
1,043,638	14.2 years	$82,599	$339	$6,146	$35,855

On October 14, 2020, we purchased a 240,714 square foot industrial facility in Montgomery, Alabama, for $14.3 million. This property is fully leased to one tenant on a triple net basis with a remaining lease term of seven years.

2020 Leasing Activity

During the nine months ended September 30, 2020, we executed 13 leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
987,902	7.9 years	$8,340	$2,903	$1,285

During the nine months ended September 30, 2020, we had one lease termination, which is summarized below (dollars in thousands):

Aggregate Square Footage Reduced	Aggregate Termination Fee	Aggregate Deferred Rent Write Off
61,358	$1,119	$225

2020 Financing Activity

During the nine months ended September 30, 2020, we repaid four mortgages, collateralized by five properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$5,918	6.00%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$16,107	LIBOR +	2.19%

During the nine months ended September 30, 2020, we issued four mortgages, collateralized by four properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$35,855	(1)	3.22%

(1)We issued $18.3 million of fixed rate debt in connection with the three-property portfolio acquired on January 27, 2020, with a maturity date of February 1, 2030. The interest rate is fixed at 3.625%. On March 9, 2020, we issued $17.5 million of floating rate debt swapped to fixed rate debt of 2.8% in connection with the one property acquisition.

On October 14, 2020, we repaid $12.2 million of fixed rate debt, collateralized by two properties, at a weighted average interest rate of 4.79% and repaid $3.2 million of variable rate debt, collateralized by one property, at an interest rate of LIBOR + 2.25%.

2020 Equity Activities

Common Stock ATM Program

During the nine months ended September 30, 2020, we sold 1.6 million shares of common stock, raising $32.4 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of September 30, 2020, we had remaining capacity to sell up to $204.6 million of common stock under the Common Stock ATM Program.

Preferred Series E ATM Program

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We sold 239,399 shares of our Series E Preferred Stock, raising $5.6 million in net proceeds pursuant to the Series E Preferred Stock Sales Agreement during the nine months ended September 30, 2020. As of September 30, 2020, we had remaining capacity to sell up to $94.4 million of Series E Preferred Stock under the Series E Preferred Stock Sales Agreement.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of September 30, 2020, we had the ability to issue up to $399.5 million under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our 6.00% Series F Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share (the “Series F Preferred Stock”). As of September 30, 2020, we had the ability to issue up to $798.9 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of Common Stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as Common Stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 45,102 shares of our Series F Preferred Stock, raising $1.0 million in net proceeds during the three and nine months ended September 30, 2020. As of September 30, 2020, we had remaining capacity to sell up to $635.4 million of Series F Preferred Stock.

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

Amendment to the Advisory Agreement

On July 14, 2020, the Company amended and restated the Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Amended Agreement”). The Company’s entrance into the Amended Agreement was approved by its Board of Directors, including, specifically, unanimously by its independent directors. The Amended Agreement revised and replaced the previous calculation of the Base Management Fee (as defined therein), which was based on Total Equity (as defined therein), with a calculation based on Gross Tangible Real Estate. The revised Base Management Fee will be payable quarterly in arrears and shall be calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Amended Agreement as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Amended Agreement remain unchanged. The revised Base Management Fee calculation began with the fee calculations for the quarter ended September 30, 2020.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”) seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the nine months ended September 30, 2020, our largest tenant comprised only 2.7% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2020		2019		2020		2019
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$5,598	17.0%	$4,756	16.6%	$16,748	16.8%	$14,331	17.0%
Diversified/Conglomerate Services	4,124	12.4	4,053	14.1	12,403	12.4	11,321	13.3
Healthcare	4,077	12.3	3,329	11.6	12,156	12.1	9,880	11.6
Automobile	3,445	10.4	3,778	13.2	11,137	11.1	11,332	13.3
Banking	2,530	7.6	2,002	7.0	7,445	7.4	5,991	7.0
Buildings and Real Estate	2,401	7.2	832	2.9	6,794	6.8	3,059	3.6
Information Technology	1,754	5.3	1,534	5.4	5,193	5.2	4,603	5.4
Diversified/Conglomerate Manufacturing	1,694	5.1	1,265	4.4	4,562	4.5	3,799	4.5
Personal, Food & Miscellaneous Services	1,507	4.5	1,498	5.2	4,513	4.5	4,497	5.3
Electronics	936	2.8	1,140	4.0	3,403	3.4	3,409	4.0
Machinery	934	2.8	664	2.3	3,235	3.2	1,795	2.1
Beverage, Food & Tobacco	1,065	3.2	790	2.8	3,033	3.0	1,936	2.3
Chemicals, Plastics & Rubber	900	2.7	774	2.7	2,747	2.7	2,320	2.7
Personal & Non-Durable Consumer Products	614	1.9	605	2.1	1,838	1.8	1,815	2.1
Childcare	557	1.7	557	1.9	1,671	1.7	1,670	2.0
Containers, Packaging & Glass	338	1.0	503	1.8	1,412	1.4	1,472	1.7
Printing & Publishing	348	1.1	301	1.0	1,028	1.0	902	1.1
Education	199	0.6	165	0.6	607	0.6	495	0.6
Home & Office Furnishings	121	0.4	121	0.4	362	0.4	374	0.4
Total	$33,142	100.0%	$28,667	100.0%	$100,287	100.0%	$85,001	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

State	Lease Revenue for the three months ended September 30, 2020	Percentage of Lease Revenue	Number of Leases for the three months ended September 30, 2020	Lease Revenue for the three months ended September 30, 2019	Percentage of Lease Revenue	Number of Leases for the three months ended September 30, 2019
Texas	$4,847	14.6%	15	$4,092	14.3%	14
Florida	4,120	12.4	11	3,898	13.6	11
Pennsylvania	3,491	10.5	9	3,393	11.8	9
Ohio	3,429	10.3	14	2,836	9.9	17
Georgia	2,684	8.1	9	1,596	5.6	7
Utah	2,006	6.1	4	1,744	6.1	4
Michigan	1,573	4.7	6	1,507	5.3	6
North Carolina	1,546	4.7	8	1,265	4.4	7
South Carolina	1,230	3.7	2	1,160	4.0	2
Alabama	897	2.7	3	889	3.1	3
All Other States	7,319	22.2	47	6,287	21.9	35
Total	$33,142	100.0%	128	$28,667	100.0%	115

State	Lease Revenue for the nine months ended September 30, 2020	Percentage of Lease Revenue	Number of Leases for the nine months ended September 30, 2020	Lease Revenue for the nine months ended September 30, 2019	Percentage of Lease Revenue	Number of Leases for the nine months ended September 30, 2019
Texas	$15,081	15.0%	15	$12,037	14.2%	14
Florida	12,549	12.5	11	11,440	13.5	11
Ohio	10,569	10.5	14	8,280	9.7	17
Pennsylvania	10,272	10.2	9	10,154	11.9	9
Georgia	7,616	7.6	9	4,073	4.8	7
Utah	5,941	5.9	4	5,193	6.1	4
Michigan	4,718	4.7	6	4,517	5.3	6
North Carolina	4,547	4.5	8	4,385	5.2	7
South Carolina	3,628	3.6	2	3,478	4.1	2
Minnesota	3,507	3.5	6	2,814	3.3	6
All Other States	21,859	22.0	44	18,630	21.9	32
	$100,287	100.0%	128	$85,001	100.0%	115

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

Advisory and Administration Agreements

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (including the Sixth Amended and Restated Investment Advisory Agreement dated July 14, 2020, the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below.

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

Base Management Fee

On July 14, 2020, the Company amended and restated the Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Amended Agreement”). The Company’s entrance into the Amended Agreement was approved by its Board of Directors, including, specifically, unanimously by its independent directors. The Amended Agreement revised and replaced the previous calculation of the Base Management Fee, which was based on Total Equity, with a calculation based on Gross Tangible Real Estate. The revised Base Management Fee will be payable quarterly in arrears and shall be calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Amended Agreement as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Amended Agreement remain unchanged. The revised Base Management Fee calculation began with the fee calculations for the quarter ended September 30, 2020.

Under the Advisory Agreement prior to the July 14, 2020 amendment and restatement, the calculation of the annual base management fee equaled 1.5% of our Total Equity, which is our total stockholders’ equity plus total mezzanine equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges) and adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee), and adjusted to include OP Units held by Non-controlling OP Unitholders. The fee was calculated and accrued quarterly as 0.375% per quarter of such Total Equity figure. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2020 or 2019.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 12, 2020 (our “2019 Form 10-K”). On January 1, 2020, we completed the integration of the accounting records of certain of our triple net leased third-party asset managed properties into our accounting system and paid out of our operating bank accounts. For periods prior to January 1, 2020, we recorded property operating expenses and offsetting lease revenues for these certain triple net leased properties on a net basis. Beginning January 1, 2020, we are recording the property operating expenses and offsetting lease revenues for these triple net leased properties on a gross basis, as we have amended our process whereby we are paying operating expenses on behalf of our tenants and receiving reimbursement, whereas, previously these tenants were paying these expenses directly with limited insight provided to us. There were no other material changes to our critical accounting policies or estimates during the nine months ended September 30, 2020.

Results of Operations

The weighted average yield on our total portfolio, which was 8.2% and 8.6% as of September 30, 2020 and 2019, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2020 and 2019 is below (dollars in thousands, except per share amounts):

	For the three months ended September 30,
	2020	2019	$ Change	% Change
Operating revenues
Lease revenue	$33,142	$28,667	$4,475	15.6%
Total operating revenues	33,142	28,667	4,475	15.6%
Operating expenses
Depreciation and amortization	13,798	12,979	819	6.3%
Property operating expenses	6,590	3,202	3,388	105.8%
Base management fee	1,418	1,292	126	9.8%
Incentive fee	1,128	965	163	16.9%
Administration fee	361	411	(50)	(12.2)%
General and administrative	775	596	179	30.0%
Impairment charge	1,184	—	1,184	100.0%
Total operating expenses	25,254	19,445	5,809	29.9%
Other (expense) income
Interest expense	(6,444)	(7,170)	726	(10.1)%
Gain on sale of real estate, net	1,196	—	1,196	100.0
Other income, net	204	139	65	46.8%
Total other expense, net	(5,044)	(7,031)	1,987	(28.3)%
Net income	2,844	2,191	653	29.8%
Distributions attributable to Series A, B, D, E, and F preferred stock	(2,771)	(2,612)	(159)	6.1%
Distributions attributable to senior common stock	(203)	(226)	23	(10.2)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(130)	$(647)	$517	(79.9)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.004)	$(0.02)	$0.02	(100.0)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$13,656	$12,332	$1,324	10.7%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$13,859	$12,558	$1,301	10.4%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.39	$0.39	$—	—%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.39	$0.39	$—	—%

(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

	For the nine months ended September 30,
	2020	2019	$ Change	% Change
Operating revenues
Lease revenue	$100,287	$85,001	$15,286	18.0%
Total operating revenues	100,287	85,001	15,286	18.0%
Operating expenses
Depreciation and amortization	42,076	38,611	3,465	9.0%
Property operating expenses	19,098	9,330	9,768	104.7%
Base management fee	4,219	3,852	367	9.5%
Incentive fee	3,301	2,720	581	21.4%
Administration fee	1,194	1,222	(28)	(2.3)%
General and administrative	2,406	2,035	371	18.2%
Impairment charge	2,905	—	2,905	100.0%
Total operating expenses	75,199	57,770	17,429	30.2%
Other (expense) income
Interest expense	(20,411)	(21,406)	995	(4.6)%
Gain on sale of real estate, net	1,184	2,952	(1,768)	(59.9)%
Other income	209	291	(82)	(28.2)%
Total other expense, net	(19,018)	(18,163)	(855)	4.7%
Net income	6,070	9,068	(2,998)	(33.1)%
Distributions attributable to Series A, B, D, E, and F preferred stock	(8,137)	(7,837)	(300)	3.8%
Distributions attributable to senior common stock	(615)	(675)	60	(8.9)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(2,682)	$556	$(3,238)	(582.4)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders per weighted average share of total stock - basic & diluted	$(0.08)	$0.02	$(0.10)	(500.0)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$41,115	$36,215	$4,900	13.5%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$41,730	$36,890	$4,840	13.1%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$1.20	$1.17	$0.03	2.6%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$1.19	$1.16	$0.03	2.6%

(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

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

Operating Revenues

	For the three months ended September 30,
	(Dollars in Thousands)
Lease Revenues	2020	2019	$ Change	% Change
Same Store Properties	$25,975	$23,438	$2,537	10.8%
Acquired & Disposed Properties	4,690	1,586	3,104	195.7%
Properties with Vacancy	2,477	3,643	(1,166)	(32.0)%
	$33,142	$28,667	$4,475	15.6%

	For the nine months ended September 30,
	(Dollars in Thousands)
Lease Revenues	2020	2019	$ Change	% Change
Same Store Properties	$77,314	$70,125	$7,189	10.3%
Acquired & Disposed Properties	13,457	4,174	9,283	222.4%
Properties with Vacancy	9,516	10,702	(1,186)	(11.1)%
	$100,287	$85,001	$15,286	18.0%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three and nine months ended September 30, 2020 from the comparable 2019 period, primarily due to increases in rental charges from lease renewals and increased operating expense recoveries from triple net leased properties. Lease revenues increased for acquired and disposed of properties for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, because we acquired 18 properties during and subsequent to September 30, 2019, partially offset by a loss of lease revenues from two properties we sold subsequent to the three and nine months ended September 30, 2019 pursuant to our capital recycling program. Lease revenues decreased for our properties with vacancy for the three and nine months ended September 30, 2020 due to increased vacancy in our portfolio.

On January 1, 2020, we completed the integration of the accounting records of certain of our triple net leased third-party asset managed properties into our accounting system and paid out of our operating bank accounts. For periods prior to January 1, 2020, we recorded property operating expenses and offsetting lease revenues for these certain triple net leased properties on a net basis. Beginning January 1, 2020, we are recording the property operating expenses and offsetting lease revenues for these triple net leased properties on a gross basis, as we have amended our process whereby we are paying operating expenses on behalf of our tenants and receiving reimbursement, whereas, previously these tenants were paying these expenses directly with limited insight provided to us. See table below for a reconciliation of lease revenue for the nine months ended September 30, 2020, and the comparable 2019 period. Fixed rental payments consist of fixed rental charges that are contractually due us, and variable rental payments consist of operating expense recoveries that we collect to pay for property operating expenses incurred at certain properties. Lease revenues relating to the 2019 reporting period have not been amended.

	For the three months ended September 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2020	2019	$ Change	% Change
Fixed lease payments	$29,116	$27,660	$1,456	5.3%
Variable lease payments	4,026	1,007	3,019	299.8%
	$33,142	$28,667	$4,475	15.6%

	For the nine months ended September 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2020	2019	$ Change	% Change
Fixed lease payments	$88,286	$82,076	$6,210	7.6%
Variable lease payments	12,001	2,925	9,076	310.3%
	$100,287	$85,001	$15,286	18.0%

Operating Expenses

Depreciation and amortization increased for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, due to depreciation on capital projects completed subsequent to the three and nine months ended September 30, 2019, coupled with depreciation on the 18 properties acquired during and subsequent to the three and nine months ended September 30, 2019, partially offset by decreased depreciation on the two properties sold subsequent to the three and nine months ended September 30, 2019.

	For the three months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2020	2019	$ Change	% Change
Same Store Properties	$4,866	$2,774	$2,092	75.4%
Acquired & Disposed Properties	344	109	235	215.6%
Properties with Vacancy	1,380	319	1,061	332.6%
	$6,590	$3,202	$3,388	105.8%

	For the nine months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2020	2019	$ Change	% Change
Same Store Properties	$14,334	$8,106	$6,228	76.8%
Acquired & Disposed Properties	971	307	664	216.3%
Properties with Vacancy	3,793	917	2,876	313.6%
	$19,098	$9,330	$9,768	104.7%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, is a result of an increase in our property operating expenses at our triple net leased properties. The increase in property operating expenses for acquired and disposed of properties for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, is primarily a result of increased property operating expenses from 18 properties acquired during and subsequent to September 30, 2019, partially offset by a reduction of operating expenses from two properties sold subsequent to September 30, 2019. The increase in property operating expenses for properties with vacancy for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, is a result of increased vacancy in our portfolio.

The base management fee paid to the Adviser increased for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, due to an increase in total equity and gross tangible real estate over the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, due to pre-incentive fee Core FFO increasing faster than the hurdle rate. The increase in FFO is a result of an increase in total operating revenues, partially offset by an increase in total operating expenses and interest expense. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, due to our Administrator incurring fewer costs that are allocated to the Company. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses increased for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, primarily as a result of an increase in legal and accounting fees.

We recorded an impairment charge for our Champaign, Illinois and Rancho Cordova, California properties during the three months ended September 30, 2020, when our held and used impairment testing determined that the carrying value of these properties was unrecoverable. We recorded an impairment charge for our Champaign, Illinois, Rancho Cordova, California and Blaine, Minnesota properties during the nine months ended September 30, 2020, when our held and used impairment testing determined that the carrying value of these properties was unrecoverable. We did not record an impairment charge during the three and nine months ended September 30, 2019.

Other Income and Expenses

Interest expense decreased for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019. This decrease was primarily a result of a decrease in interest rates on our LIBOR based variable rate debt, partially offset by increased interest expense due to higher mortgage borrowings and higher Credit Facility balances outstanding.

Gain on sale of real estate, net, for the nine months ended September 30, 2020, is attributable to one non-core office asset located in Charlotte, North Carolina, and one non-core industrial asset located in Maple Heights, Ohio being sold during the period. Gain on sale of real estate, net, for the nine months ended September 30, 2019 is attributable to one non-core office asset located in Maitland, Florida being sold during the period.

Net Loss Attributable to Common Stockholders and Non-controlling OP Unitholders

Net loss attributable to common stockholders and Non-controlling OP Unitholders decreased for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to the increase in lease revenues due to asset acquisition activity during and subsequent to September 30, 2019, coupled with a decrease in interest expense due to lower LIBOR rates on our variable rate debt, partially offset by an increase in property operating expenses on our triple net leased properties. Net loss attributable to common-stock holders and Non-controlling OP Unitholders increased for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to impairment charges recognized during the nine months ended September 30, 2020, coupled with an increase in property operating expenses, partially offset by an increase in lease revenue due to asset acquisition activity during and subsequent to September 30, 2019.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of September 30, 2020, was $38.2 million, consisting of approximately $10.4 million in cash and cash equivalents and available borrowing capacity of $27.8 million under our Credit Facility. Our available borrowing capacity under the Credit Facility increased to $30.0 million as of November 5, 2020.

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

Equity Capital

During the nine months ended September 30, 2020, we raised net proceeds of $32.4 million of common equity under our Common Stock ATM Program at a net weighted average per share price of $20.84. We used these proceeds to pay down outstanding debt and for other general corporate purposes. We raised net proceeds of $5.6 million from our Series E Preferred Stock pursuant to our Series E Preferred Stock Sales Agreement during the nine months ended September 30, 2020. We raised net proceeds of $1.0 million from sales of our Series F Preferred Stock during the nine months ended September 30, 2020.

As of November 5, 2020, we had the ability to raise up to $396.8 million of additional equity capital through the sale and issuance of securities that are registered under the 2019 Universal Shelf, in one or more future public offerings. Of the $396.8 million of available capacity under our 2019 Universal Shelf, approximately $203.2 million is reserved for additional sales under our Common Stock ATM Program, and approximately $93.1 million is reserved for additional sales under our Series E Preferred Stock Sales Agreement as of November 5, 2020. We expect to continue to use our at-the-market programs as a source of liquidity for the remainder of 2020.

As of November 5, 2020, we had the ability to raise up to $798.4 million of additional equity capital through the sale and issuance of securities that are registered under the 2020 Universal Shelf, in one or more future public offerings. Of the $798.4 million of available capacity under our 2020 Universal Shelf, approximately $634.9 million is reserved for the sale of our Series F Preferred Stock as of November 5, 2020.

Debt Capital

As of September 30, 2020, we had 54 mortgage notes payable in the aggregate principal amount of $462.1 million, collateralized by a total of 69 properties with a remaining weighted average maturity of 4.6 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2020 was 4.28%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of September 30, 2020, we had mortgage debt in the aggregate principal amount of $6.0 million payable during the remainder of 2020 and $33.6 million payable during 2021. The 2020 principal amount payable includes both amortizing principal payments and one balloon principal payment due during the remaining three months of 2020. Subsequent to September 30, 2020, we repaid the balloon payment. We anticipate being able to refinance our mortgages that come due during 2021 with a combination of new debt and the issuance of additional equity securities. In addition, we have raised substantial equity under our at-the-market programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2020, was $52.4 million, as compared to net cash provided by operating activities of $43.1 million for the nine months ended September 30, 2019. This change was primarily a result of an increase in operating revenues from our 18 property acquisitions completed during and subsequent to September 30, 2019, coupled with contractual lease revenue increases on the in-place portfolio, partially offset by an increase in general and administrative expenses, base management fees and incentive fees. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020, was $73.0 million, which primarily consisted of six property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of two properties. Net cash used in investing activities during the nine months ended September 30, 2019, was $63.6 million, which primarily consisted of nine property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of one property.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2020, was $24.4 million, which primarily consisted of the issuance of $39.6 million of common and preferred equity, borrowings from our Term Loan of $37.7 million, and the issuance of $35.9 million of new mortgage debt, partially offset by the repayment of $31.7 million of mortgage principal and distributions paid to common, senior common and preferred shareholders. Net cash provided by financing activities for the nine months ended September 30, 2019, was $20.4 million, which primarily consisted of $41.1 million in new mortgage borrowings coupled with the issuance of $41.2 million of common equity, partially offset by $48.1 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders.

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

As of September 30, 2020, there was $203.8 million outstanding under our Credit Facility at a weighted average interest rate of approximately 1.76% and $13.7 million outstanding under letters of credit at a weighted average interest rate of 1.65%. As of November 5, 2020, the maximum additional amount we could draw under the Credit Facility was $30.0 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2020.

Contractual Obligations

The following table reflects our material contractual obligations as of September 30, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$665,910	$25,556	$235,325	$243,532	$161,497
Interest on Debt Obligations (2)	93,387	22,319	37,806	19,290	13,972
Operating Lease Obligations (3)	9,866	472	980	986	7,428
Purchase Obligations (4)	2,824	1,508	1,308	8	—
	$771,987	$49,855	$275,419	$263,816	$182,897

(1)Debt obligations represent borrowings under our Revolver, which represents $43.8 million of the debt obligation due in 2023, our Term Loan, which represents $160.0 million of the debt obligation due in 2024, and mortgage notes payable that were outstanding as of September 30, 2020. This figure does not include $0.2 million of premiums and discounts, net and $5.1 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of September 30, 2020.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at seven of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2020.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and nine months ended September 30, 2020 and 2019, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2020	2019	2020	2019
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$2,844	$2,191	$6,070	$9,068
Less: Distributions attributable to preferred and senior common stock	(2,974)	(2,838)	(8,752)	(8,512)
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(130)	$(647)	$(2,682)	$556
Adjustments:
Add: Real estate depreciation and amortization	$13,798	$12,979	$42,076	$38,611
Add: Impairment charge	1,184	—	2,905	—
Less: Gain on sale of real estate, net	(1,196)	—	(1,184)	(2,952)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$13,656	$12,332	$41,115	$36,215
Weighted average common shares outstanding - basic	34,075,147	31,032,802	33,884,007	30,338,690
Weighted average Non-controlling OP Units outstanding	503,033	742,937	502,435	742,937
Total common shares and Non-controlling OP Units	34,578,180	31,775,739	34,386,442	31,081,627
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.39	$0.39	$1.20	$1.17
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$2,844	$2,191	$6,070	$9,068
Less: Distributions attributable to preferred and senior common stock	(2,974)	(2,838)	(8,752)	(8,512)
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(130)	$(647)	$(2,682)	$556
Adjustments:
Add: Real estate depreciation and amortization	$13,798	$12,979	$42,076	$38,611
Add: Impairment charge	1,184	—	2,905	—
Add: Income impact of assumed conversion of senior common stock	203	226	615	675
Less: Gain on sale of real estate, net	(1,196)	—	(1,184)	(2,952)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$13,859	$12,558	$41,730	$36,890
Weighted average common shares outstanding - basic	34,075,147	31,032,802	33,884,007	30,338,690
Weighted average Non-controlling OP Units outstanding	503,033	742,937	502,435	742,937
Effect of convertible senior common stock	641,430	709,906	641,430	709,906
Weighted average common shares and Non-controlling OP Units outstanding - diluted	35,219,610	32,485,645	35,027,872	31,791,533
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.39	$0.39	$1.19	$1.16
Distributions declared per share of common stock and Non-controlling OP Unit	$0.37545	$0.37500	$1.12635	$1.12500

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the nine months ended September 30, 2020, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of September 30, 2020. As of September 30, 2020, our effective average LIBOR was 0.15%. Given that a 1%, 2%, or 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net decrease to Net Income
1% Increase to LIBOR	2,353	(2,353)
2% Increase to LIBOR	4,691	(4,691)
3% Increase to LIBOR	6,021	(6,021)

As of September 30, 2020, the fair value of our mortgage debt outstanding was $473.4 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at September 30, 2020, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $17.1 million and $18.2 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2020.

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

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2020 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, both the investing and leasing environments are highly competitive. While there was an increase in the amount of capital flowing into the U.S. real estate markets early in 2020, which resulted in an increase in real estate values in certain markets, the recent downturn and uncertainty regarding the economic and political environment has made businesses reluctant to make long-term commitments or changes in their business plans. Specifically, the ongoing and resurging outbreak of a novel strain of coronavirus (“COVID-19”), both in the U.S. and globally, has created significant disruptions to financial markets, has resulted in business shutdowns and has led to recessionary conditions in the economy in the short term. We expect the significance of the COVID-19 pandemic, including the extent of its effects on our financial and operational results, to be dictated by, among, other things, its nature, duration and scope, the success of efforts to contain the spread of COVID-19 and the impact of actions taken in response to the pandemic including travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. At this point, the extent to which the COVID-19 pandemic may impact the United States and global economies and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

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

10.1*
Sixth Amended and Restated Investment Advisory Agreement, dated as of July 14, 2020, by and between the Registrant and Gladstone Management Corporation. incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33097), filed July 27, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of September 30, 2020.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	November 5, 2020	By:	/s/ Mike Sodo
Mike Sodo
Chief Financial Officer

Date:	November 5, 2020	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors