Form 10-K
period 2020-12-31
GLADSTONE COMMERCIAL CORP
filed 2021-02-16
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2020, based on the closing price on that date of $18.75 on the Nasdaq Global Select Market, was $624,884,164. For the purposes of calculating this amount only, all directors and executive officers of the Registrant and entities controlled by our directors and executive officers have been treated as affiliates. There were 35,734,269 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 16, 2021.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2021, relating to the Registrant’s 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2020

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K (“Form 10-K”), and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Ligation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future, the impact of public health measures, such as the ongoing global pandemic of a novel strain of the coronavirus (“COVID-19”), and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “should,” “believes,” “seeks,” “estimates,” “may” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•future re-leasing efforts;
•our business and financing strategy;
•developments related to the COVID-19 pandemic, including the time it will take for vaccines to be broadly distributed and accepted in the United States and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic;
•our ability to continue to implement our business plan;
•pending and future transactions;
•our projected operating results and anticipated acquisitions;
•our ability to obtain future financing arrangements;
•estimates relating to our future distributions;
•our understanding of our competition and our ability to compete effectively;
•future market and industry trends;
•future interest and insurance rates;
•estimates of our future operating expenses, including payments to our Adviser (as defined herein) under the terms of our Advisory Agreement (as defined herein);
•the impact of technology on our operations and business, including the risk of cyber-attacks, cyber-liability or potential liability for breaches of our privacy or information security systems;
•projected capital expenditures; and
•future use of the proceeds of our Credit Facility (as defined herein), mortgage notes payable, future stock offerings and other future capital resources, if any.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•adverse effects of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition;
•general volatility of the capital markets and the market price of our common and preferred stock;
•failure to maintain our qualification as a real estate investment trust (“REIT”) and in the risk of changing laws that affect REITs;
•risks associated with negotiation and consummation of pending and future transactions;
•changes in our business strategy;
•the adequacy of our cash reserves and working capital;
•our failure to successfully integrate and operate acquired properties and operations;
•defaults upon or non-renewal of leases by tenants;
•decreased rental rates or increased vacancy rates;

•the degree and nature of our competition, including other real estate investment companies;
•availability, terms and deployment of capital, including the ability to maintain and borrow under our Credit Facility, arrange for long-term mortgages on our properties, secure additional long-term lines of credit and raise equity capital;
•our Adviser’s ability to identify, hire and retain highly-qualified personnel;
•changes in our industry or the general economy;
•changes in real estate and zoning laws and increases in real property tax rates;
•changes in governmental regulations, tax rates and similar matters;
•the national and global political environment, including foreign relations and trading policies;
•the impact of COVID-19 and other health emergencies on the economy and the capital markets, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties;
•environmental uncertainties and risks related to natural disasters; and
•the loss of any of our key officers, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, Mr. Robert Cutlip, our president, or Mr. Michael Sodo, our chief financial officer.

Summary Risk Factors

Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 16 of this Annual Report together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks (as well as certain other risks) that you should carefully consider before deciding to invest in our securities.

•Certain of our tenants and borrowers may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders.
•We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and our ability to make distributions to our stockholders.
•Net leases may not result in fair market lease rates over time, thereby failing to maximize income and distributions to our stockholders.
•Illiquidity of real estate investments may make it difficult for us to sell properties in response to market conditions and could harm our financial condition and ability to make distributions to our stockholders.
•Our real estate investments have a limited number of tenants and are concentrated in a limited number of industries, which subjects us to an increased risk of significant loss if any one of these tenants is unable to pay or if particular industries experience downturns.
•We could incur significant costs related to government regulation and private litigation over environmental matters.
•Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of distributions at current levels.
•Because our business strategy relies on external financing, we may be negatively affected by restrictions on additional borrowings, and the risks associated with leverage, including our debt service obligations.
•Interest rate fluctuations may adversely affect our results of operations.
•Our success depends on the performance of our Adviser and if our Adviser makes inadvisable investment or management decisions, our operations could be materially adversely impacted.
•We may have conflicts of interest with our Adviser and other affiliates.
•If we fail to qualify as a REIT, our operations and distributions to stockholders would be adversely impacted.
•Our redemption of OP Units could result in the issuance of a large number of new shares of our common stock and/or force us to expend significant cash, which may limit our funds necessary to make distributions on our common stock.
•Our ability to pay distributions is limited by the requirements of Maryland law.
•Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.
•Disruptions in the financial markets and uncertain economic conditions resulting from the ongoing outbreak of COVID-19 could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to stockholders.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption “Item 1A. Risk Factors.” New factors may also emerge from time to time that could have a material adverse effect on our business.

PART I

Item 1. Business.

Overview

Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company”) was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We have elected to be taxed as a REIT for federal income tax purposes. We focus on acquiring, owning, and managing primarily office and industrial properties. Our shares of common stock, par value $0.001 per share, 7.00% Series D Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), and 6.625% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Series E Preferred Stock”), trade on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GOOD,” “GOODM” and “GOODN,” respectively. Our senior common stock, par value $0.001 per share (“Senior Common Stock”) and our 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), are not listed or traded on any exchange or automated quotation system.

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

As of February 16, 2021:

•we owned 122 properties totaling 15.6 million square feet (all references herein and throughout the Notes to Consolidated Financial Statements to the number of properties and square footage are unaudited) of rentable space, located in 28 states;
•our occupancy rate was 95.4%;
•the weighted average remaining term of our mortgage debt was 4.5 years, and the weighted average interest rate was 4.22%; and
•the average remaining lease term of the portfolio was 7.1 years.

We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust structure, by which all of our properties are held, directly or indirectly, by Gladstone Commercial Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own, directly or indirectly, approximately 98.6% of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, issue OP Units in connection with the acquisition of commercial real estate, and thereby potentially expand the number of limited partners of the Operating Partnership. Limited partners who hold limited partnership units in our Operating Partnership for at least one year will generally be entitled to cause us to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis.

Our Operating Partnership is the sole member of Gladstone Commercial Lending, LLC (“Gladstone Commercial Lending”). Gladstone Commercial Lending is a Delaware limited liability company that was formed to hold any real estate mortgage loans.

Our business is managed by our external adviser, Gladstone Management Corporation (the “Adviser”). Gladstone Administration, LLC (the “Administrator”), provides administrative services to us. Both our Adviser and our Administrator are affiliates of ours and each other.

Our Investment Objectives and Our Strategy

Our principal investment objectives are to generate income from rental properties, which we use to fund our continuing operations and to pay monthly cash distributions to our stockholders. Our strategy is to invest in and own a diversified portfolio of leased properties (primarily office and industrial) that we believe will produce stable cash flow and increase in value. We may sell some of our real estate assets when our Adviser determines that doing so would be advantageous to us and our stockholders.

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

In addition to our use of leverage, we were active in the equity markets during 2020 by issuing shares of common stock under our common stock at-the-market program (“Common ATM Program”), pursuant to our At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”) with Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”) (collectively, the “Common Stock Sales Agents”), and formerly with Cantor Fitzgerald & Co. (“Cantor”). We also issued shares of Series E Preferred Stock pursuant to our At-the-Market Equity Offering Sales Agreement (the “Series E Preferred ATM Program,” and together with the Common ATM Program, the “ATM Programs”) with Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc. (collectively the “Series E Preferred Stock Sales Agents”). We also issued shares of our Series F Preferred Stock through bimonthly closings of our registered non-traded continuous offerings.

Investment Policies

Types of Investments

Overview

We intend to continue earning substantially all of our revenues from the ownership of income-producing real property. We expect that a majority of our investments will continue to be structured as net leases that require the tenant to pay most or all of the operating costs, costs of maintenance and repair, insurance and real estate taxes on the property. However, if a net lease would have an adverse impact on a potential tenant, or we assume a lease with a different existing structure in place, we may structure our investment as either a gross or modified gross lease. Investments are not restricted to geographical areas, but we expect that most of our investments in real estate will continue to be made within the continental United States. Some of our investments may also be made through joint ventures that would permit us to own interests in large properties without restricting the diversity of our portfolio.

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

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property to be the two most important aspects of evaluating a prospective investment. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•Credit Evaluation. Our Adviser evaluates each potential tenant or borrower for its creditworthiness, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. As of December 31, 2020, 44% of our lease revenues were earned from tenants that were rated by a nationally recognized statistical rating organization. A prospective tenant or borrower that is deemed creditworthy does not necessarily mean that we will consider its property to be “investment grade.” Our Adviser seeks tenants and borrowers that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and underwriting these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant can be a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant or borrower is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

•Leases with Increasing Rent. Our Adviser seeks to acquire properties with leases that include a provision in each lease that provides for annual rent escalations over the term of the lease. A majority of our leases contain fixed rental escalations; however certain of our leases are tied to increases in indices, such as the consumer price index and we have a small number of leases without rental escalations.

•Diversification. Our Adviser attempts to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. Please see Item 2 of this Form 10-K for a summary of our portfolio by industry and geographic location.

•Property Valuation. The business prospects and the financial strength of the tenant are important aspects of the evaluation of any sale and leaseback of property, or acquisition of property subject to a net lease, particularly a property that is specifically suited to the needs of the tenant. We generally require quarterly unaudited and annual audited financial statements of the tenant to continuously monitor the financial performance of the tenant. Our Adviser evaluates the financial capability of the tenant and its ability to perform per the terms of the lease, including obtaining certificates of insurance and verifying payment of real estate taxes on an annual basis. Our Adviser will also examine the available operating results of prospective investment properties to determine whether or not projected rental levels are likely to be met. As further described below, our Adviser also evaluates the physical characteristics of a prospective property investment and comparable properties as well as the geographic location of the property in the particular market to ensure that the characteristics are favorable for re-leasing the property at approximately the same or higher rental rate should that necessity arise. Our Adviser then computes the value of the property based on historical and projected operating results. In addition, each property that we propose to purchase is appraised by an independent appraiser. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction and the conditions of the credit markets at the time the purchase is negotiated, as well as a value assessment of like properties in the market. We generally limit the purchase price of each acquisition to less than 5% of our consolidated total assets.

•Properties Important to Tenant Operations. Our Adviser generally seeks to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better protection in the event a tenant files bankruptcy, as leases on properties essential or important to the operations of a bankrupt tenant are typically less likely to be rejected in bankruptcy or otherwise terminated.

•Lease Provisions that Enhance and Protect Value. When appropriate, our Adviser attempts to acquire properties with leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions may include operational or financial covenants of the tenant, as well as indemnification of us by the tenant against environmental and other contingent liabilities. We believe that these provisions serve to protect our investments from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or that could reduce the value of our properties. Our Adviser generally also seeks covenants requiring tenants to receive our consent prior to any change in control of the tenant.

•Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from each tenant’s corporate parent. We believe that this type of credit enhancement, if obtained, provides us with additional financial security.

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

Our Adviser also physically inspects the real estate and surrounding real estate as part of determining its value. This aspect of our Adviser’s due diligence is aimed at arriving at a valuation of the real estate under the assumption that it would not be rented to the existing tenant. As part of this process, our Adviser may consider one or more of the following items:

•The comparable value of similar real estate in the same general area of the prospective property. In this regard, comparable property is difficult to define because each piece of real estate has its own distinct characteristics. But to the extent possible, comparable property in the area that has sold or is for sale will be used to determine if the price to be paid for the property is reasonable. The question of comparable properties’ sale prices is particularly relevant if a property might be sold by us at a later date.

•An assessment of the relative appropriate nature and flexibility of the building configuration and its ability to be re-leased to other users in a single or multiple tenant arrangement.

•The comparable real estate rental rates for similar properties in the same area of the prospective property.

•Alternative property uses that may offer higher value.

•The replacement cost of the property at current construction prices if it were to be sold.

•The assessed value as determined by the local real estate taxing authority.

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

Currently, the majority of our mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for its satisfaction. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and consequently, there may be circumstances where lenders have recourse to our other assets. None of the $456.2 million in mortgage notes payable, net, outstanding as of December 31, 2020 have recourse to the Company.

On August 7, 2013, we procured a senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“Keybank”) (serving as a revolving lender, a letter of credit issuer and an administrative agent) and other syndicated lenders. Our Revolver was initially for $60.0 million, but was increased to $85.0 million through subsequent amendments. On October 5, 2015, we added a $25.0 million 5-year term loan facility (“Term Loan”). On October 27, 2017, we expanded our Term Loan to $75.0 million and extended the maturity date to October 27, 2022, and also extended the maturity date of our Revolver through October 27, 2021. On July 2, 2019, we expanded our Term Loan from $75.0 million to $160.0 million, inclusive of a delayed draw component whereby we can incrementally borrow on the Term Loan up to the $160.0 million commitment, and increased the Revolver from $85.0 million to $100.0 million. The Term Loan has a five-year term, with a maturity date of July 2, 2024, and the Revolver has a four-year term, with a maturity date of July 2, 2023. The interest rate margin for each of the Term Loan and Revolver was reduced by 10 basis points at each leverage tier. On February 11, 2021, we added a new $65.0 million term loan component, inclusive of a $15.0 million delayed funding component (the “New Term Loan”). The New Term Loan has a maturity date of 60 months from the closing of the amended Credit Facility and a London Inter-bank Offered Rate floor of 25 basis points. We refer to the Term Loan, New Term Loan and Revolver, collectively, herein, as the Credit Facility.

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

Under our current conflict of interest policy, without the approval of a majority of our independent directors, we will not:

•acquire from or sell any assets or other property to any of our officers, directors or our Adviser’s employees, or any entity in which any of our officers, directors or Adviser’s employees has an interest of more than 5%;

•borrow from any of our directors, officers or our Adviser’s employees, or any entity, in which any of our officers, directors or our Adviser’s employees has an interest of more than 5%; or

•engage in any other transaction with any of our directors, officers or our Adviser’s employees, or any entity in which any of our directors, officers or our Adviser’s employees has an interest of more than 5% (except that our Adviser may lease office space in a building that we own, provided that the rental rate under the lease is determined by our independent directors to be at a fair market rate).

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

Code of Ethics

We have adopted a code of ethics and business conduct applicable to all personnel of our Adviser that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended. This code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, on the investors section of our website at www.GladstoneCommercial.com. We intend to provide any required disclosure of any amendments to or waivers of this code of ethics by posting information regarding any such amendment or waiver to our website.

Our Adviser and Administrator

Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, and investing in real estate. We have entered into an investment advisory agreement with our Adviser, as amended (the “Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. The Administrator employs our chief financial officer, treasurer, chief compliance officer, and general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs and provides administrative services for us under the Administration Agreement.

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

Adviser Duties and Authority under the Advisory Agreement

Under the terms of the Advisory Agreement, our Adviser is required to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board of Directors. In performing its duties, our Adviser, either directly or indirectly by engaging an affiliate:

•finds, evaluates and enters into contracts to purchase real estate on our behalf in compliance with our investment procedures, objectives and policies, subject to approval of our Board of Directors, where required;

•provides advice to us and acts on our behalf with respect to the negotiation, acquisition, financing, refinancing, holding, leasing and disposition of real estate investments;

•takes the actions and obtains the services necessary to effect the negotiation, acquisition, financing, refinancing, holding, leasing and disposition of real estate investments; and

•provides day-to-day management of our business activities and other administrative services for us as requested by our Board of Directors.

Our Board of Directors has authorized our Adviser to make investments in any property on our behalf without the prior approval of our Board of Directors if the following conditions are satisfied:

•our Adviser has obtained an independent appraisal for the property indicating that the total cost of the property does not exceed its appraised value; and

•our Adviser has concluded that the property, in conjunction with our other investments and proposed investments, is reasonably expected to fulfill our investment objectives and policies as established by our Board of Directors then in effect.

The actual terms and conditions of transactions involving investments in properties are determined at the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. However, some types of transactions require the prior approval of our Board of Directors, including a majority of our independent directors, including the following:

•loans not secured or otherwise supported by real property;

•any acquisition or which at the time of investment would have a cost exceeding 20% of our total assets;

•transactions that involve conflicts of interest with our Adviser or other affiliates (other than reimbursement of expenses in accordance with the Advisory Agreement); and

•the lease of assets to our Adviser, its affiliates or any of our officers or directors.

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

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. The agreement is scheduled to terminate on August 31, 2021, unless renewed and approved by our Board of Directors or earlier terminated.

Dealer Manager Agreement

On February 20, 2020 we entered into a dealer manager agreement (the “Dealer Manager Agreement”), whereby Gladstone Securities will act as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of our Series F Preferred Stock on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. The Series F Preferred Stock is registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-236143), as the same may be amended and/or supplemented (the “Registration Statement”), under the Securities Act of 1933, as amended, and will be offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020 relating to the Registration Statement (the “Prospectus”).

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to Shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering.

Human Capital Management

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. We expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantially all or all of their time on our matters during calendar year 2021. Our President and CFO, accounting team, and the employees of our Adviser that manage our assets and our investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2020, our Adviser and Administrator collectively had 67 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive Management
36	Investment Management, Asset Management, Portfolio Management and Due Diligence
18	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

The Adviser and the Administrator aim to attract and retain capable advisory and administrative personnel, respectively, by offering competitive base salaries and bonus structure and by providing employees with appropriate opportunities for professional development and growth.

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

Government Regulations

We must own, operate, manage, acquire and develop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the markets where our properties are located, which may differ among jurisdictions. In response to the COVID-19 pandemic, federal governmental authorities, as well as state and local governmental authorities in jurisdictions where our properties are located, may implement laws and regulations which impact our ability to operate our business in the ordinary course. Such regulations, along with the COVID-19 pandemic in general, may materially affect our results of operations for the year ended December 31, 2021. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations and competitive position for the year ending December 31,2021, as compared to prior periods.

For additional information, see “Risk Factors - We could incur significant costs related to government regulation and private litigation over environmental matters”, “Risk Factors - Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost” and “Risk Factors - Disruptions in the financial markets and uncertain economic conditions resulting from the ongoing outbreak of COVID-19 could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to stockholders.”

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those reports filed or furnished with the Securities and Exchange Commission (the “SEC”), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through the investors section of our website at www.GladstoneCommercial.com as soon as practicable after such reports have been filed or furnished to the SEC. Information on our website should not be considered part of this Form 10-K. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Commercial Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors.

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information as an investor and/or prospective investor in our securities. The risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impact our business operations. If any of these risks occur, our business prospects, financial condition or results of operations could suffer, the market price of our capital stock could decline and you could lose all or part of your investment in our capital stock.

Risks related to our business and properties

Certain of our tenants and borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.

Some of our tenants and borrowers may have recently been either restructured using leverage, or acquired in a leveraged transaction. Tenants and borrowers that are subject to significant debt obligations may be unable to make their rent or mortgage payments if there are adverse changes to their businesses or because of the impact of the COVID-19 pandemic specifically and recessionary conditions generally. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries.

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

We are subject to the credit risk of our tenants. Any bankruptcy of a tenant or borrower could cause:

•the loss of lease payments to us;

•an increase in the costs we incur to carry the property occupied by such tenant;

•a reduction in the value of our securities; or

•a decrease in distributions to our stockholders.

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

In addition, we may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-

characterized as a joint venture, we could be treated as a co-venturer with our lessee with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and our ability to pay distributions to stockholders.

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

To the extent the properties are not subject to net leases, some significant expenditures, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should these events occur, our income and funds available for distribution could be adversely affected. In addition, as a REIT, we may be subject to a 100% tax on net income derived from the sale of property considered to be held primarily for sale to customers in the ordinary course of our business. We may seek to avoid this tax by complying with certain safe harbor rules that generally limit the number of properties we may sell in a given year, the aggregate expenditures made on such properties prior to their disposition, and how long we retain such properties before disposing of them. However, we can provide no assurance that we will always be able to comply with these safe harbors. If compliance is possible, the safe harbor rules may restrict our ability to sell assets in the future and achieve liquidity that may be necessary to fund distributions.

Our real estate investments may include special use and single or multi-tenant properties that may be difficult to sell or re-lease upon tenant defaults, early lease terminations, or non-renewals.

We focus our investments on office and industrial properties, a number of which include manufacturing facilities, special use storage or warehouse facilities and special use single or multi-tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, we may be required to renovate the property or to make rent concessions to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed.

These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our stockholders.

Many of our tenants are lower middle market businesses, which exposes us to additional risks unique to these entities.

Leasing real property to lower middle market businesses exposes us to a number of unique risks related to these entities, including the following:

•Lower middle market businesses may have limited financial resources and may not be able to make their lease or mortgage payments on a timely basis, or at all. A lower middle market tenant or borrower may be more likely to have difficulty making its lease or mortgage payments when it experiences adverse events, such as the failure to meet its business plan, a downturn in its industry or negative economic conditions because its financial resources may be more limited.

•Lower middle market businesses typically have narrower product lines and smaller market shares than large businesses. Because our target tenants and borrowers are typically smaller businesses that may have narrower product lines and smaller market share, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns.

•There is generally little or no publicly available information about our target tenants and borrowers. Many of our tenants and borrowers are privately owned businesses, about which there is generally little or no publicly available operating and financial information. As a result, we will rely on our Adviser to perform due diligence investigations of these tenants and borrowers, their operations and their prospects. Our Adviser will perform ongoing credit assessments of our tenants by reviewing all financial disclosures required from our respective leases. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•Lower middle market businesses generally have less predictable operating results. We expect that many of our tenants and borrowers may experience significant fluctuations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive positions, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle.

•Lower middle market businesses are more likely to be dependent on one or two persons. Typically, the success of a lower middle market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our tenant or borrower and, in turn, on us.

Our real estate investments have a limited number of tenants and are concentrated in a limited number of industries, which subjects us to an increased risk of significant loss if any one of these tenants is unable to pay or if particular industries experience downturns.

As of December 31, 2020, we owned 121 properties and had 130 leases on these properties, and our five largest tenants accounted for approximately 12.7% of our total lease revenue. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We generally do not have fixed guidelines for industry concentration, but we are restricted from exceeding an industry concentration greater than 20% without approval of our investment committee. As of December 31, 2020, 16.9% of our total lease revenue was earned from tenants in the Telecommunications industry, 12.5% was earned from tenants in the Diversified/Conglomerate Services industry, 12.1% was earned from tenants in the Healthcare industry, and 10.3% was earned from tenants in the Automobile industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.

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

Certain of our properties may contain, or may have contained, microbial matter such as mold and mildew. The presence of microbial matter could adversely affect our results of operations. In addition, if any of our properties are not properly connected to a water or sewer system, or if the integrity of such systems are breached, or if water intrusion into our buildings otherwise occurs, microbial matter or other contamination can develop. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. If this were to occur, we could incur significant remedial costs and we may also be subject to material private damage claims and awards. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. If we become subject to claims in this regard, it could materially and adversely affect us and our future insurability for such matters.

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

We continually assess our properties to determine if any impairments are necessary or appropriate. No assurance can be given that we will be able to recover the current carrying amount of our properties in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations. We recognized impairment charges of $3.6 million, $1.8 million, and $0.0 million during the years ended December 31, 2020, 2019, and 2018, respectively.

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

The agreement governing our Credit Facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 98% of our FFO. As of December 31, 2020, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

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

Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders. We have balloon payments of $11.1 million payable during the year ending December 31, 2021.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We intend to acquire additional properties by using our Credit Facility and by continuing to seek long-term mortgage financing, where we will borrow a portion of the purchase price of a potential acquisition and secure the loan with a mortgage on some or all of our existing real property. We look to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the CMBS market to issue mortgages to finance our real estate activities. For the year ended December 31, 2020, we obtained approximately $52.6 million in long-term financing, which we used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2020, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

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

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our Credit Facility and a portion of our long-term mortgages is variable. We have $24.8 million of outstanding principal on variable rate mortgages as of December 31, 2020. Although we seek to mitigate this risk by structuring such provisions to contain a maximum interest rate or escalation rate, as applicable, and generally obtain rate caps and interest rate swaps to limit our exposure to interest rate risk, these features or arrangements do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into interest rate caps to attempt to manage our exposure to interest rate fluctuations on all our outstanding variable rate mortgages as well as the outstanding Term Loan component of our Credit Facility. Additionally, increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or a high level of leverage, may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt, thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise refinance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms, including higher loan fees interest rates and periodic payments, if we do refinance the mortgage debt. A significant change in interest rates could have an adverse impact on our results of operations.

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt in our portfolio.

London Interbank Offered Rate (“LIBOR”) is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. LIBOR is expected to be phased out after 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, how this will impact our cost of variable rate debt. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt, which could adversely impact our operating results and cash flows.

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

Our investments include primarily industrial and office property. Our performance, and the value of our investments, is subject to risks inherent to the ownership and operation of these types of properties, including:

•changes in the general economic climate, including the credit market;

•changes in local conditions, such as an oversupply of space or reduction in demand for real estate;

•changes in interest rates and the availability of financing;

•competition from other available space;

•changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes, and the related costs of compliance with laws and regulations; and

•variations in the occupancy rate of our properties.

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

Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our Adviser in evaluating potential investments, selecting and negotiating property purchases and dispositions, selecting tenants and borrowers, setting lease terms and determining financing arrangements. Accomplishing these objectives on a cost-effective basis is largely a function of our Adviser’s marketing capabilities, management of the investment process, ability to provide competent, attentive and efficient services and our access to financing sources on acceptable terms. Our stockholders have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments and must rely entirely on the analytical and management abilities of our Adviser and the oversight of our Board of Directors. If our Adviser or our Board of Directors makes inadvisable investment or management decisions, our operations could be materially adversely impacted. As we grow, our Adviser may be required to hire, train, supervise and manage new employees. Our Adviser’s failure to effectively manage our future growth could have a material adverse effect on our business, financial condition and results of operations.

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

Examples of these potential conflicts include:

•our Adviser may realize substantial compensation on account of its activities on our behalf, and may, therefore, be motivated to approve acquisitions solely on the basis of increasing compensation to itself;

•Gladstone Securities acts as the dealer manager for our Series F Preferred Stock Offering, and earns fee income from Series F Preferred Stock proceeds;

•our Adviser or Gladstone Securities, may earn fee income from our borrowers or tenants; and

•our Adviser and other affiliates such as Gladstone Capital, Gladstone Investment and Gladstone Land could compete for the time and services of our officers and directors.

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

The Advisory Agreement contemplates a quarterly incentive fee based on our Core FFO (as defined in the Advisory Agreement). Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is a voluntary, unconditional and irrevocable waiver. For the years ended December 31, 2020, 2019, and 2018 our Adviser did not issue a full or partial waiver of the incentive fee. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.

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

If we were to fail to qualify as a REIT in any taxable year:

•we would not be allowed to deduct our distributions to stockholders when computing our taxable income;

•we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•our cash available for distributions to stockholders would be reduced; and

•we may be required to borrow additional funds or sell some of our assets to pay corporate tax obligations that we may incur as a result of our disqualification.

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

Other risks

The number of shares of preferred stock outstanding may increase as a result of the Series E Preferred ATM Program that we have in place, as well as bimonthly closings related to our Offering of our Series F Preferred Stock, which could adversely affect our business, financial condition and results of operations.

The number of outstanding shares of preferred stock may increase as a result of the Series E Preferred ATM Program currently in place, as well as bimonthly closings related to our Offering of our Series F Preferred Stock. The issuance of additional shares of Preferred Stock could have significant consequences on our future operations, including:

•making it more difficult for us to meet our payment and other obligations to holders of our preferred stock and under our Credit Facility and to pay dividends on our common stock;

•reducing the availability of our cash flow to fund acquisitions and for other general corporate purposes, and limiting our ability to obtain additional financing for these purposes; and

•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, and adverse changes the industry in which we operate and the general economy.

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

•Our articles of incorporation prohibit ownership of more than 9.8% of the outstanding shares of our capital stock by one person. This restriction may discourage a change of control and may deter individuals or entities from making tender offers for our capital stock, which offers might otherwise be financially attractive to our stockholders or which might cause a change in our management.

•Our Board of Directors is divided into three classes, with the term of the directors in each class expiring every third year. At each annual meeting of stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. After election, a director may only be removed by our stockholders for cause. Election of directors for staggered terms with limited rights to remove directors makes it more difficult for a hostile bidder to acquire control of us. The existence of this provision may negatively impact the price of our securities and may discourage third-party bids to acquire our securities. This provision may reduce any premiums paid to stockholders in a change in control transaction.

•Certain provisions of Maryland law applicable to us prohibit business combinations with:

•any person who beneficially owns 10% or more of the voting power of our common stock, referred to as an “interested stockholder;”

•an affiliate of ours who, at any time within the two-year period prior to the date in question, was an interested stockholder; or

•an affiliate of an interested stockholder.

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

The market price of our common and preferred stock may be highly volatile and subject to wide fluctuations, and the trading volume in our common and preferred stock may fluctuate and cause significant price variations to occur. We cannot assure investors that the market price of our common and preferred stock will not fluctuate or decline further in the future. Some market conditions that could negatively affect our share price or result in fluctuations in the price or trading volume of our securities include, but are not limited to:

•price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•significant volatility in the market price and trading volume of shares of REITs, real estate companies or other companies in our sector, which is not necessarily related to the performance of those companies;

•price and volume fluctuations in the stock market as a result of terrorist attacks, or speculation regarding future terrorist attacks, in the United States or abroad;

•actual or anticipated variations in our quarterly operating results or distributions to shareholders;

•changes in our FFO or earnings estimates or the publication of research reports about us or the real estate industry generally;

•actions by institutional stockholders;

•speculation in the press or investment community;

•the national and global political environment, including foreign relations and trading policies;

•changes in regulatory policies or tax guidelines, particularly with respect to REITs; and

•investor confidence in the stock market.

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

As of the date of this filing, unaffiliated third parties owned approximately 1.4% of the outstanding OP Units. Following any contractual lock-up provisions, including the one-year mandatory holding period, an OP Unitholder may require us to redeem the OP Units it holds for cash. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption rights may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter. If a large number of OP Units were redeemed, it could result in the issuance of a large number of new shares of our common stock, which could dilute our existing stockholders’ ownership. Alternatively, if we were to redeem a large number of OP Units for cash, we may be required to expend significant amounts to pay the redemption price, which may limit our funds necessary to make distributions on our common stock. Further, if we do not have sufficient cash on hand at the time the OP Units are tendered for redemption, we may be forced to sell additional shares of our common stock or preferred stock to raise cash, which could cause dilution to our existing stockholders and adversely affect the market price of our common stock.

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

Currently, both the investing and leasing environments are highly competitive. While there was an increase in the amount of capital flowing into the U.S. real estate markets early in 2020, which resulted in an increase in real estate values in certain markets, the recent downturn and uncertainty regarding the economic and political environment has made businesses reluctant to make long-term commitments or changes in their business plans. Specifically, the ongoing and resurging outbreak of COVID-19, both in the U.S. and globally, has created significant disruptions to financial markets, has resulted in business shutdowns and has led to recessionary conditions in the economy in the short term. We expect the significance of the COVID-19 pandemic, including the extent of its effects on our financial and operational results, to be dictated by, among, other things, its nature, duration and scope, the success of efforts to contain the spread of COVID-19, including the adequate production and distribution of vaccines, and the impact of actions taken in response to the pandemic including travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. Even if a vaccine is widely distributed and accepted, there can be no assurance that the vaccine will ultimately be successful in limiting or stopping the spread of COVID-19. At this point, the extent to which the COVID-19 pandemic may impact the United States and global economies and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

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

The debt market remains sensitive to the macro-economic environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage backed securities ("CMBS") industries and the COVID-19 pandemic. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including but not limited to securitized debt, fixed rate loans, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate cap or swap agreements, or any combination of the foregoing.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2020, we wholly-owned 121 properties, comprised of 15.4 million square feet of rentable space in 28 states. Our properties were 95.3% leased with an average remaining lease term of 7.3 years. See Schedule III - Real Estate and Accumulated Depreciation included elsewhere in this Annual Report on Form 10-K for a detailed listing of the properties in our portfolio.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2020 (dollars in thousands):

Year of Lease Expiration	Square Feet (1)	Number of Expiring Leases	Lease Revenue for the year ended December 31, 2020	% Expiring
2021	319,461	9	$7,098	5.3%
2022	373,579	6	7,171	5.4%
2023	1,466,432	15	13,060	9.8%
2024	1,590,975	9	10,827	8.1%
2025	653,896	10	14,389	10.8%
Thereafter	10,280,706	81	73,353	55.1%
Sold/terminated leases	N/A	N/A	7,254	5.5%
	14,685,049	130	$133,152	100.0%
(1)Our vacant square footage totaled 722,497 square feet as of December 31, 2020.
N/A - Not Applicable

The following table summarizes the geographic locations of our properties as of December 31, 2020, 2019, and 2018, respectively (dollars in thousands):

State	Lease Revenue for the year ended December 31, 2020	% of Lease Revenue	Number of Leases for the year ended December 31, 2020	Rentable Square Feet for the year ended December 31, 2020	Lease Revenue for the year ended December 31, 2019	% of Lease Revenue	Number of Leases for the year ended December 31, 2019	Rentable Square Feet for the year ended December 31, 2019	Lease Revenue for the year ended December 31, 2018	% of Lease Revenue	Number of Leases for the year ended December 31, 2018	Rentable Square Feet for the year ended December 31, 2018
Texas	$19,021	14.3%	14	1,474,967	$16,436	14.4%	15	1,388,940	$15,852	14.8%	12	986,294
Florida	16,686	12.5	11	1,038,076	15,268	13.3	11	1,038,076	12,212	11.4	11	705,076
Ohio	14,008	10.5	15	1,094,871	11,016	9.6	16	1,442,990	9,969	9.3	16	1,388,560
Pennsylvania	13,978	10.5	10	2,224,007	13,640	11.9	9	2,068,740	13,626	12.8	9	2,068,740
Georgia	10,360	7.8	9	1,566,986	5,695	5.0	8	1,062,586	4,842	4.5	6	269,555
Utah	7,885	5.9	4	298,478	6,978	6.1	4	298,478	6,923	6.5	3	295,499
Michigan	6,293	4.7	6	973,638	6,035	5.3	6	973,638	4,625	4.3	6	973,638
North Carolina	6,101	4.6	8	944,943	5,666	5.0	7	894,465	6,195	5.8	8	894,465
South Carolina	4,826	3.6	2	424,683	4,638	4.1	2	424,683	4,626	4.3	2	424,683
Minnesota	4,291	3.2	6	281,248	3,790	3.3	6	281,248	3,783	3.5	6	281,248
All Other States	29,703	22.4	45	5,085,649	25,225	22.0	38	4,368,164	24,145	22.8	31	3,439,238
	$133,152	100.0%	130	15,407,546	$114,387	100.0%	122	14,242,008	$106,798	100.0%	110	11,726,996

The following table summarizes lease revenue by tenant industries for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	For the year ended December 31,
	2020		2019		2018
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$22,222	16.9%	$19,091	16.7%	$16,366	15.4%
Diversified/Conglomerate Services	16,587	12.5	15,330	13.4	14,440	13.5
Healthcare	16,133	12.1	13,209	11.5	12,944	12.1
Automobile	13,768	10.3	15,115	13.2	12,930	12.1
Banking	10,042	7.5	7,873	6.9	8,322	7.8
Buildings and Real Estate	9,050	6.8	4,102	3.6	4,555	4.3
Information Technology	6,899	5.2	6,154	5.4	6,106	5.7
Personal, Food & Miscellaneous Services	6,323	4.7	5,995	5.2	5,990	5.6
Diversified/Conglomerate Manufacturing	6,268	4.7	5,191	4.5	5,064	4.7
Electronics	4,412	3.3	4,539	4.0	4,289	4.0
Beverage, Food & Tobacco	4,268	3.2	2,811	2.5	1,503	1.4
Machinery	4,191	3.1	2,816	2.5	2,278	2.1
Chemicals, Plastics & Rubber	3,647	2.7	3,124	2.7	2,937	2.8
Personal & Non-Durable Consumer Products	2,450	1.8	2,420	2.1	2,684	2.5
Childcare	2,237	1.7	2,225	1.9	2,224	2.1
Containers, Packaging & Glass	1,972	1.5	2,035	1.8	1,826	1.7
Printing & Publishing	1,377	1.0	1,202	1.1	1,150	1.1
Education	823	0.6	660	0.6	660	0.6
Home & Office Furnishings	483	0.4	495	0.4	530	0.5
Total	$133,152	100.0%	$114,387	100.0%	$106,798	100.0%

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

As of February 9, 2021, there were 30,409 beneficial owners of our common stock.

We pay distributions on shares of our Senior Common Stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Senior Common Stock is not traded on any exchange or automated quotation system.

As of February 9, 2021, there were 230 beneficial owners of our Senior Common Stock.

Sale of Unregistered Securities

We did not sell unregistered shares of stock during the fiscal year ended December 31, 2020.

Issuer Purchaser of Equity Securities

We did not purchase any of our equity securities in the fourth quarter ended December 31, 2020.

Stock Performance Graph

The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with the Standard and Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT All REIT Index (“FNAR”), which is a market capitalization-weighted index that includes all REITs that are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market List. The stock performance graph assumes $100 was invested on December 31, 2015.

	At December 31,
	2015	2016	2017	2018	2019	2020
GOOD	$100.00	$149.69	$168.42	$155.05	$202.99	$182.51
S&P 500	$100.00	$111.73	$135.10	$132.64	$167.33	$197.46
FNAR	$100.00	$109.28	$119.41	$114.51	$146.66	$138.04

Item 6. Reserved.

This item is reserved in light of the Company’s early adoption of Item 301 of Regulation S-K pursuant to SEC Release Nos. 33-10890; 34-90459 (Management’s Discussion and Analysis; Selected Financial Data, and Supplementary Financial Information) adopted by the SEC on November 19, 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

General

We are an externally-advised REIT that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements primarily for real estate having net leases with remaining terms of approximately seven to 15 years and built-in rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

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

As of February 16, 2021:

•we owned 122 properties totaling 15.6 million square feet of rentable space, located in 28 states;
•our occupancy rate was 95.4%;
•the weighted average remaining term of our mortgage debt was 4.5 years and the weighted average interest rate was 4.22%; and
•the average remaining lease term of the portfolio was 7.1 years;

Business Environment

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and widespread infection continues in the United States and many parts of the world. The rapid spread of the coronavirus identified as COVID-19 resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. These measures and the pandemic have caused a significant national and global economic downturn, disrupted business operations, including those of certain of our tenants, significantly increased unemployment and underemployment levels, and are expected to have an adverse effect on office demand for space in the short term, at a minimum. The demand for industrial space has continued due to the continuing growth of e-commerce and appears to be partially counterbalancing the adverse effects of COVID-19 on the commercial real estate industry. Industrial absorption increased by greater than 10% compared to 2019 according to research reports. Interest rates have been volatile and although interest rates are still low by historical standards (and in some cases have been reduced to help curb the impact of COVID-19), lenders have varied on their required spreads over the last several quarters. Investment sales volume across all product types, but especially office and retail, in recent months is lower year over year, as compared to 2019 as a direct result of COVID-19. After completing the 11th year of the current cycle, some national research firms had been estimating that both pricing and investment sales volume would be peaking and the national economy would be slowing in the near term, prior to the rapid spread of COVID-19. Global recessionary conditions are currently expected during 2021 as a direct result of the COVID-19 pandemic, although the actual impact and duration are unknown. See “Impact of COVID-19 on Our Business” below for the impact on the COVID-19 pandemic on our business.

From a more macro-economic perspective, there continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact, including adequate production and distribution of vaccines, the extent and duration of social distancing and the adoption of shelter-in-place orders, or reversal of reopening orders, and the ongoing impact of COVID-19 on business and economic activity. Much of the United States economy is now in the process of re-opening, but at the same time the COVID-19 pandemic is intensifying in most of the country.

Impact of COVID-19 on Our Business

The extent to which the COVID-19 pandemic may impact our business, financial condition, liquidity, results of operations, funds from operations or prospects will depend on numerous evolving factors that we are not be able to predict at this time, including the duration and long-term scope of the pandemic; the adequate production and distribution of vaccinations;

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

As of February 16, 2021, we have collected 97% of all outstanding February 2021 cash base rent obligations and approximately 98% of January 2021 cash base rent obligations. In April 2020, we granted rent deferrals to three tenants representing approximately 2% of total portfolio rents. The agreements with these tenants include current partial payment in exchange for rent deferrals of varying terms with deferred amounts to be paid by the respective tenant back to us, for the period starting in July 2020 and ending in March 2021. Two of these tenants have repaid their deferred rent balance in full as of December 31, 2020. The other tenant was granted a second rent deferral in November 2020 in exchange for one year of additional lease term. The deferred rent will be repaid beginning May 2021 and through the tenant’s remaining lease term. We may pursue additional loan relief agreements in the future. We have received and may receive additional rent modification requests in future periods from our tenants. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. These industries, among certain others, have generally been severely impacted by the COVID-19. Additionally, our properties are located in 28 states, which we believe mitigates our exposure to economic issues, including as a result of COVID-19, in any one geographic market or area. We also have a cap on industry sector concentration to further diversify our portfolio and mitigate risk.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants, and we amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on February 11, 2021, we added a new $65.0 million term loan component, inclusive of a $15.0 million delayed funding component. We have had numerous conversations with lenders and do not believe there will be a credit freeze in the near term. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

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

Other Business Environment Considerations

The short-term and long-term economic implications of the presidential election result are unknown at this time, inclusive of any subsequent shift in policy, new regulations or the long-term impact of tax reform in the U.S. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term, particularly with the ongoing discussions regarding additional fiscal stimulus as well as other geopolitical issues relating to the global economic slowdown has increased domestic and global instability. These developments could cause interest rates and borrowing costs to be volatile, which may adversely affect our ability to access both the equity and debt markets and could have an adverse impact on our tenants as well.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we only have two partially vacant buildings and four fully vacant buildings, with one of these fully vacant buildings classified as held for sale as of December 31, 2020.

Our available vacant space as of December 31, 2020 represents 4.7% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $4.2 million. We continue to actively seek new tenants for these properties.

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

In addition to obtaining funds through borrowing, we were active in the equity markets during 2020 by issuing shares of common stock and preferred stock under our ATM Programs, pursuant to our Common Stock Sales Agreement with the Common Stock Sales Agents, and the Series E Preferred Stock Sales Agreement with the Series E Preferred Stock Sales Agents, discussed in more detail below. We also began the Offering our newly designated Series F Preferred Stock and issued shares during the 3rd and 4th quarters of 2020.

Recent Developments

Sale Activity

During the year ended December 31, 2020, we continued to execute our capital recycling program, whereby we sell non-core properties and redeploy proceeds to fund property acquisitions in our target secondary growth markets, as well as repay outstanding debt. We will continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2020, we sold six non-core properties, located in Charlotte, North Carolina; Maple Heights, Ohio; Champaign, Illinois; and Austin, Texas, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Sales Price	Sales Costs	Gain on Sale of Real Estate, net
551,743	$37,532	$1,698	$8,096

Acquisition Activity

During the year ended December 31, 2020, we acquired nine properties, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Debt Issued
1,717,502	12.2 years	$129,974	$814	$9,696	$52,578

On January 22, 2021, we purchased a 180,152 square foot industrial property in Findlay, Ohio for $11.1 million. This property is fully leased to one tenant on a 14.2 year lease.

Leasing Activity

During the year ended December 31, 2020, we executed 20 lease extensions and/or modifications, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term		Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
1,122,543	7.7 years	(1)	$11,266	$3,383	$1,354
(1)Weighted average remaining lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have remaining terms ranging from 1.3 years to 12.0 years.

During the year ended December 31, 2020, we had two lease contractions, which are aggregated below (dollars in thousands):

Aggregate Square Footage Reduced	Aggregate Termination Fee	Aggregate Deferred Rent Write Off
63,664	$1,239	$239

Financing Activity

During the year ended December 31, 2020, we repaid seven mortgages, collateralized by eight properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$18,109	5.19%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$19,284	LIBOR +	2.20%

During the year ended December 31, 2020, we issued six mortgages, collateralized by six properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$52,578	(1)	3.18%
(1)We issued an aggregate of $18.3 million of fixed rate debt in connection with our three property portfolio acquisition on January 27, 2020, with a maturity date of February 1, 2030 and a rate of 3.625%. We issued $17.5 million of floating rate debt swapped to fixed of 2.8% in connection with our March 9, 2020 property acquisition, with a maturity date of March 9, 2030. We issued $10.3 million of fixed rate debt in connection with our December 18, 2020 property acquisition, with a maturity date of January 1, 2028 and a rate of 3.0%. We issued $6.4 million of floating rate debt swapped to fixed of 3.25% in connection with our December 21, 2020 property acquisition, with a maturity date of December 23, 2030.

On January 22, 2021, we issued $5.5 million of floating rate debt swapped to a fixed rate of 3.24% in connection with the industrial property acquisition on the same date, with a maturity date of February 15, 2031.

Equity Activity

Common Stock ATM Program

During the year ended December 31, 2020, we sold 2.7 million shares of common stock, raising $52.8 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of December 31, 2020, we had a remaining capacity to sell up to $183.9 million of common stock under the Common Stock Sales Agreement. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

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

We do not have an active At-the-Market program for our Series D Preferred Stock as of the date of the filing of this Annual Report on Form 10-K.

Series E Preferred ATM Program

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million (the “Series E Preferred ATM Program”). We sold 0.3 million shares of our Series E Preferred Stock, raising $7.1 million in net proceeds pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2020. As of December 31, 2020, we had remaining capacity to sell up to $92.8 million of Series E Preferred Stock under the program.

Universal Shelf Registration Statement

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “Universal Shelf”). The Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The Universal Shelf allows us to issue up to $500.0 million of securities. As of December 31, 2020, we had the ability to issue up to $377.2 million under the Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our 6.00% Series F Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share (the “Series F Preferred Stock”). As of December 31, 2020, we had the ability to issue up to $797.1 million of securities under the 2020 Universal Shelf.

Preferred Series F Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 0.1 million shares of our Series F Preferred Stock, raising $2.7 million in net proceeds during the year ended December 31, 2020. As of December 31, 2020, we had remaining capacity to sell up to $633.6 million of Series F Preferred Stock.

Amendment to Operating Partnership Agreement

In connection with the authorization of the Series F Preferred Stock in February of 2020, the Operating Partnership controlled by the Company through its ownership of GCLP Business Trust II, the general partner of the Operating Partnership, adopted the Second Amendment to its Second Amended and Restated Agreement of Limited Partnership (collectively, the “Amendment”), as amended from time to time, establishing the rights, privileges and preferences of 6.00% Series F Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series F Preferred Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series F Preferred Units as are issued shares of Series F Preferred Stock by the Company in connection with the offering upon the Company’s contribution to the Operating Partnership of the net proceeds of the offering. Generally, the Series F Preferred Units provided for under the Amendment have preferences, distribution rights and other provisions substantially equivalent to those of the Series F Preferred Stock.

Amendment to the Advisory Agreement

On July 14, 2020, the Company amended and restated the Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Sixth Amended Advisory Agreement”). The Company’s entrance into the Sixth Amended Advisory Agreement was approved by its Board of Directors, including, specifically, unanimously by its independent directors. The Sixth Amended Advisory Agreement revised and replaced the Fifth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Fifth Amended Advisory Agreement”), under which the calculation of the Base Management Fee was based on Total Equity (as was defined in the Fifth Amended Advisory Agreement), with a calculation based on Gross Tangible Real Estate (as defined in the Sixth Amended Advisory Agreement). The revised Base Management Fee will be payable quarterly in arrears and shall be calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Advisory Agreement remained unchanged. The revised Base Management Fee calculation began with the fee calculations for the quarter ended September 30, 2020.

Non-controlling Interests in Operating Partnership

As of each of December 31, 2020 and 2019, we owned approximately 98.6%, of the outstanding OP Units. On October 30, 2018, we issued 742,937 OP units as partial consideration to acquire a 218,703 square foot, two property portfolio located in Detroit, Michigan for $21.7 million. During November 2019, 263,300 OP units were redeemed for common stock. On January 8, 2020, we issued 23,396 OP units as partial consideration to acquire a 64,800 square foot property located in Indianapolis, Indiana for $5.3 million.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2020 and 2019, there were 503,033 and 479,637 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate. Our Adviser and Administrator are controlled by Mr. Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator. Mr. Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator. Mr. Cutlip, our president, is also an executive managing director of our Adviser. The Administrator employs our chief financial officer, treasurer, chief compliance officer, and general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital and Gladstone Investment, both publicly-traded business development companies, as well as Gladstone Land, a publicly-traded REIT that primarily invests in farmland. With the exception of Mr. Sodo, our chief financial officer, Jay Beckhorn, our treasurer, and Mr. Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital and Gladstone Investment. In addition, with the exception of Mr. Cutlip and Mr. Sodo, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land. Mr. Cutlip and Mr. Sodo generally spend all of their time focused on Gladstone Commercial, and do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

Advisory and Administration Agreements

Many of the services performed by our Adviser and Administrator in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions which our Adviser and Administrator perform for us pursuant to the terms of the Advisory Agreement and Administration Agreement, respectively.

Advisory Agreement

Under the terms of the Amended Advisory Agreement, we continue to be responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers).

Base Management Fee

Prior to entering into the Sixth Amended Advisory Agreement in July of 2020, on January 8, 2019, we entered into a Fifth Amended Advisory Agreement, effective as of October 1, 2018, to clarify that the definition of Total Equity included outstanding OP Units issued to Non-controlling OP Unitholders. Our entrance into the Advisory Agreement, and all amendments thereto, have been approved unanimously by our Board of Directors. Our Board of Directors also reviews and considers renewing the agreement with our Adviser each July.

As a result of the Fifth Amended Advisory Agreement, the calculation of the Base Management Fee equaled 1.5% of our Total Equity, which was our total stockholders’ equity plus total mezzanine equity (before giving effect to the Base Management Fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges), adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee), and adjusted to include OP Units held by Non-controlling OP Unitholders. The fee was calculated and accrued quarterly as 0.375% per quarter of such adjusted total stockholders’ equity figure. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

On July 14, 2020, the Company entered into the Sixth Amended Advisory Agreement, which replaced the previous calculation of the Base Management Fee. Under the Sixth Amended Advisory Agreement, the Base Management Fee is payable quarterly in arrears and shall be calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the agreement as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees remained unchanged. The revised Base Management Fee calculation began with the fee calculations for the quarter ended September 30, 2020.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2020, 2019, and 2018.

Termination Fee

The Advisory Agreement includes a termination fee whereby, in the event of our termination of the agreement without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the Advisory Agreement after the Company has defaulted and applicable cure periods have expired. The Advisory Agreement may also be terminated for cause by us (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the Advisory Agreement to include if the Adviser breaches any material provisions of the agreement, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as well as a summary of recently issued accounting pronouncements and their expected impact to our current and future financial statements. There were no material changes to our critical accounting policies during the year ended December 31, 2020.

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

Our Adviser estimates value using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market rental rates and costs to execute similar leases. Our Adviser also considers information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which primarily range from nine to 18 months, depending on specific local cap rates and discount rates. Our Adviser also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. Our Adviser also considers the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and management’s expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. A change in any of the assumptions above, which are very subjective, could have a material impact on our results of operations.

The allocation of the purchase price directly affects the following in our consolidated financial statements:

•the amount of purchase price allocated to the various tangible and intangible assets and liabilities on our balance sheet;

•the amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, depending on the amounts allocated between land and other depreciable assets, changes in the purchase price allocation among our assets could have a material impact on our FFO, a metric which is used by many REIT investors to evaluate our operating performance; and

•the period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases, which normally range from 10 to 15 years. Also, we depreciate our buildings over up to 39 years, but do not depreciate our land. These differences in timing could have a material impact on our results of operations.

Asset Impairment Evaluation

We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. In determining if impairment exists, our Adviser considers such factors as our tenants’ payment histories, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industries in which our tenants operate, whether the fair value of our real estate has decreased and whether our hold period has shortened. If any of the factors above indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying amount of such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate cap rates and market rental rates using information that we obtain from market comparability studies and other comparable sources, and apply the undiscounted cash flows against our expected holding period. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using market derived cap rates, discount rates and market rental rates applied against our expected hold period. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss that we would recognize.

Using the methodology discussed above, we evaluated our entire portfolio, as of December 31, 2020, for any impairment indicators and performed an impairment analysis on select properties that had an indication of impairment.

We will continue to monitor our portfolio for any other indicators of impairment.

Results of Operations

The weighted average yield on our total portfolio, which was 8.1% and 8.5% at December 31, 2020 and 2019, respectively, is calculated by taking the annualized straight-line rents, reflected as lease revenue on our consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the year ended December 31, 2020 and 2019 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2020	2019	$ Change	% Change
Operating revenues
Lease revenue	$133,152	$114,387	$18,765	16.4%
Total operating revenues	133,152	114,387	18,765	16.4%
Operating expenses
Depreciation and amortization	55,424	52,039	3,385	6.5%
Property operating expenses	26,004	12,592	13,412	106.5%
Base management fee	5,648	5,174	474	9.2%
Incentive fee	4,301	3,688	613	16.6%
Administration fee	1,598	1,690	(92)	(5.4)%
General and administrative	3,259	3,235	24	0.7%
Impairment charge	3,621	1,813	1,808	99.7%
Total operating expenses	99,855	80,231	19,624	24.5%
Other (expense) income
Interest expense	(26,803)	(28,279)	1,476	(5.2)%
Gain on sale of real estate, net	8,096	2,952	5,144	174.3%
Other income	395	712	(317)	(44.5)%
Total other expense, net	(18,312)	(24,615)	6,303	(25.6)%
Net income	14,985	9,541	5,444	57.1%
Distributions attributable to Series A, B, D, E, and F preferred stock	(10,973)	(10,822)	(151)	1.4%
Series A and B preferred stock offering costs write off	—	(2,674)	2,674	(100.0)%
Distributions attributable to senior common stock	(816)	(892)	76	(8.5)%
Net income (loss) available (attributable) available to common stockholders and Non-controlling OP Unitholders	$3,196	$(4,847)	$8,043	(165.9)%
Net income (loss) available (attributable) available to common stockholders and Non-controlling OP Unitholders per weighted average share of total stock - basic & diluted	$0.09	$(0.16)	$0.25	(156.3)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$54,145	$46,053	$8,092	17.6%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$54,961	$46,945	$8,016	17.1%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted, as adjusted for comparability (2)	$54,961	$49,619	$5,342	10.8%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$1.57	$1.47	$0.10	6.8%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$1.56	$1.46	$0.10	6.8%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted, as adjusted for comparability (2)	$1.56	$1.55	$0.01	0.6%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.
(2)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO as adjusted for comparability.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2019, which have not been subsequently vacated or disposed. Acquired and disposed properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2018. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2019.

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Lease Revenues	2020	2019	$ Change	% Change
Same Store Properties	$102,154	$92,700	$9,454	10.2%
Acquired & Disposed Properties	19,678	7,777	11,901	153.0%
Properties with Vacancy	11,320	13,910	(2,590)	(18.6)%
	$133,152	$114,387	$18,765	16.4%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the year ended December 31, 2020, primarily due to increased rental charges from lease renewals and increased operating expense recoveries from triple net leased properties. Lease revenues increased for acquired and disposed of properties for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily as a result of our acquisition of nine properties during the year ended December 31, 2020, and the inclusion of a full year of lease revenues recorded in 2020 for 18 properties acquired during the year ended December 31, 2019, partially offset by a decrease in lease revenues from the six properties that we sold during the year ended December 31, 2020. Lease revenues decreased for properties with vacancy for the year ended December 31, 2020, as our occupancy percentage has decreased from December 31, 2019, due to 2020 lease expirations for certain properties that have not yet been re-leased.

On January 1, 2020, we completed the integration of the accounting records of certain of our triple net leased third-party asset managed properties into our accounting system and paid property operating expenses out of our operating bank accounts. For periods prior to January 1, 2020, we recorded property operating expenses and offsetting lease revenues for these certain triple net leased properties on a net basis. Beginning January 1, 2020, we now record the property operating expenses and offsetting lease revenues for these triple net leased properties on a gross basis, as we have amended our process whereby we are paying operating expenses on behalf of our tenants and receiving reimbursement, whereas, previously these tenants were paying these expenses directly with limited insight provided to us. See the table below for a reconciliation of lease revenue for the year ended December 31, 2020, and the comparable 2019 period. Fixed rental payments consist of fixed rental charges that are contractually due to us, and variable rental payments consist of operating expense recoveries that we collect to pay for property operating expenses incurred at certain properties. Lease revenues related to the December 31, 2019 reporting period have not been amended.

	For the twelve months ended December 31,
	(Dollars in Thousands)
Lease revenue reconciliation	2020	2019	$ Change	% Change
Fixed lease payments	$117,248	$110,273	$6,975	6.3%
Variable lease payments	15,904	4,114	11,790	286.6%
	$133,152	$114,387	$18,765	16.4%

Operating Expenses

Depreciation and amortization increased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to recognizing a full year of depreciation for the 18 properties acquired during the year ended December 31, 2019, as well as increased depreciation expense from the nine properties acquired during the year ended December 31, 2020, partially offset by a decrease in depreciation expense for the six properties sold during the year ended December 31, 2020.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2020	2019	$ Change	% Change
Same Store Properties	$18,973	$10,682	$8,291	77.6%
Acquired & Disposed Properties	1,479	673	806	119.8%
Properties with Vacancy	5,552	1,237	4,315	348.8%
	$26,004	$12,592	$13,412	106.5%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of tenants at certain of our properties. The increase in property operating expenses for same store properties for the year ended December 31, 2020, as compared to the year ended December 31, 2019, is primarily a result of an increase in our property operating expenses at our triple net leased properties. The increase in property operating expenses on acquired and disposed of properties for the year ended December 31, 2020, as compared to the year ended December 31, 2019, is a result of property operating expenses on the nine properties we acquired during the year ended December 31, 2020, coupled with a full year of property operating expenses for the 18 properties acquired during the year ended December 31, 2019, partially offset by a decrease in property operating expenses for the six properties sold during the year ended December 31, 2020. The increase in property operating expenses for properties with vacancy for the year ended December 31, 2020, as compared to the year ended December 31, 2019, is due to increased vacancy in our portfolio due to 2020 lease expirations for certain properties that have not been re-leased.

The base management fee paid to the Adviser increased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, due to an increase in total equity and gross tangible real estate, the main components of the base management fee calculation under the Amended Advisory Agreement and the prior version thereof, respectively. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was primarily due to an increase in lease revenues from the nine properties acquired during the year ended December 31, 2020, coupled with a full year of lease revenues from the 18 properties acquired during the year ended December 31, 2019, partially offset by an increase in property operating expenses due to increased portfolio vacancy. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease is a result of our Administrator incurring fewer costs that are allocated to the Company. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily as a result of an increase in legal and accounting expenses, slightly offset by a decrease in due diligence expenses.

The impairment charge during the year ended December 31, 2020 resulted from impairment charges recorded on our Blaine, Minnesota, Champaign, Illinois and Rancho Cordova, California properties. The impairment charge during the year ended December 31, 2019 resulted from an impairment charge on our Charlotte, North Carolina property. This property was sold during the year ended December 31, 2020.

Other Income and Expenses

Interest expense decreased for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease is primarily a result of a decrease in one month LIBOR, which is what our variable rate debt is based upon. As a result of the COVID-19 pandemic, central banks across the world loosened monetary policy, including by lowering interest rates, and one month LIBOR decreased from 1.76% at December 31, 2019 to 0.14% at December 31, 2020.

The gain on sale of real estate, net, during the year ended December 31, 2020 is a result of a gain on sale from six property sales. The gain on sale of real estate, net, during the year ended December 31, 2019 was a result of the sale of one of our properties.

Other income decreased during the year ended December 31, 2020, as compared to the year ended December 31, 2019, from decreased settlement income earned from certain tenants vacating our properties.

Net Income (Loss) Available (Attributable) to Common Stockholders and Non-controlling OP Unitholders

Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders increased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily because of gains on sale, net recognized on six property sales, an increase in lease revenue due to nine property acquisitions during 2020, and a decrease in interest expense due to lower interest rates on our LIBOR based debt due to the COVID-19 pandemic. This is partially offset by an increase in property operating expenses, impairment charges on three of our properties and increased base management and incentive fees due to portfolio growth and FFO growth.

A discussion of the results of operations for the year ended December 31, 2018 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 12, 2020, which is available free of charge on the SECs website at www.sec.gov and on the investors section of our website at www.GladstoneCommercial.com

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowing capacity under our Revolver and issuing additional equity securities. Our available liquidity as of December 31, 2020, was $30.2 million, including $11.0 million in cash and cash equivalents and an available borrowing capacity of $19.2 million under our Revolver. Our available borrowing capacity under the Revolver has increased to $20.3 million as of February 16, 2021.

Future Capital Needs

We actively seek conservative investments that are likely to produce income to allow us to pay distributions to our stockholders and Non-controlling OP Unitholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial and office real property, or pay down outstanding borrowings under our Revolver. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, refinancing maturing debt and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

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

Equity Capital

The following table summarizes net proceeds raised from our various equity sales during the year ended December 31, 2020 (dollars in thousands, except for share price):

	Net Proceeds	Number of Shares Sold	Weighted Average Share Price
Common Stock ATM Program	$52,835	2,691,971	$19.89
Series E Preferred Stock ATM Program	7,132	301,448	23.85
Series F Preferred Stock Continuous Public Offering	2,654	116,674	24.75
	$62,621	3,110,093

As of February 16, 2021, we had the ability to raise up to $370.4 million of additional equity capital through the sale and issuance of securities that are registered under our Universal Shelf, in one or more future public offerings. Of the $370.4 million capacity under our Universal Shelf, approximately $177.1 million is reserved for additional sales under our Common ATM Program, and approximately $92.8 million is reserved for additional sales under our Series E Preferred Stock Sales Agreement as of February 16, 2021.

As of February 16, 2021, we had the ability to raise up to $797.1 million of additional equity capital through the sale and issuance of securities that are registered under the 2020 Universal Shelf, in one or more future public offerings. Of the $797.1 million of available capacity under our 2020 Universal Shelf, approximately $633.6 million is reserved for the sale of our Series F Preferred Stock as of February 16, 2021.

Debt Capital

As of December 31, 2020, we had 53 mortgage notes payable in the aggregate principal amount of $459.8 million, collateralized by a total of 68 properties with a remaining weighted average maturity of 4.6 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2020 was 4.24%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we remain focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of December 31, 2020, we had mortgage debt in the aggregate principal amount of $23.1 million payable during 2021 and $105.8 million payable during 2022. The 2021 principal amounts payable include both amortizing principal payments and two balloon principal payments. We anticipate being able to refinance our mortgages that come due during 2021 and 2022 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. We have successfully repaid $37.4 million of debt over the past 12 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Credit Facility, as well as additional funds generated from our July 2019 Credit Facility amendment, which resulted in us expanding our Term Loan from $75.0 million to $160.0 million, and increasing our Revolver from $85.0 million to $100.0 million. In addition, on February 11, 2021, we added a new $65.0 million term loan component, inclusive of a $15.0 million delayed funding component.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2020, was $65.5 million, as compared to net cash provided by operating activities of $60.2 million for the year ended December 31, 2019. This increase was primarily a result of an increase in operating revenues received from the properties acquired during the past 12 months, coupled with a decrease in interest expense due to one month LIBOR decreasing as a result of the COVID-19 pandemic, partially offset by an increase in property operating expenses, due to increased portfolio vacancy. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2020, was $100.3 million, which primarily consisted of the acquisition of nine properties and tenant improvements performed at certain of our properties, coupled with the capital improvements performed at certain of our properties, partially offset by proceeds from the sale of real estate. Net cash used in investing activities during the year ended December 31, 2019, was $132.0 million, which primarily consisted of the acquisition of 18 properties, coupled with the capital improvements performed at certain of our properties, partially offset by proceeds from sale of real estate.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2020, was $39.4 million, which primarily consisted of proceeds from our common and preferred equity offerings, mortgage borrowings on new acquisitions and borrowings from our Term Loan, partially offset by distributions paid to our stockholders and Non-controlling OP Unitholders. Net cash provided by financing activities for the year ended December 31, 2019, was $74.2 million, which primarily consisted of proceeds from our common stock and Series E Preferred Stock offerings, mortgage borrowings on new acquisitions and borrowings on our Credit Facility, partially offset by distributions paid to our stockholders and Non-controlling OP Unitholders.

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

On February 11, 2021, we added a new $65 million term loan component, inclusive of a $15 million delayed funding component. The New Term Loan has a maturity date of 60 months from the closing of the amended Credit Facility and a London Inter-bank Offered Rate floor of 25 basis points.

As of December 31, 2020, there was $213.9 million outstanding under our Credit Facility at a weighted average interest rate of approximately 1.76% and $16.4 million outstanding under letters of credit at a weighted average interest rate of 1.65%. As of February 16, 2021, the maximum additional amount we could draw under the Credit Facility was $20.3 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2020.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$673,738	$23,056	$232,151	$247,187	$171,344
Interest on Debt Obligations (2)	90,802	21,772	36,549	18,667	13,814
Operating Lease Obligations (3)	9,750	477	981	987	7,305
Purchase Obligations (4)	2,818	2,810	—	8	—
	$777,108	$48,115	$269,681	$266,849	$192,463
(1)Debt obligations represent borrowings under our Revolver, which represents $53.9 million of the debt obligation due in 2023, our Term Loan, which represents $160.0 million of the debt obligation due in 2024, and mortgage notes payable that were outstanding as of December 31, 2020. This figure does not include $(0.2) million of premiums and (discounts), net, and $4.9 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, and borrowings under Term Loan, net, on the consolidated balance sheet.
(2)Interest on debt obligations includes estimated interest on our borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of December 31, 2020.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at seven of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2020.

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

The following table provides a reconciliation of our FFO and FFO as adjusted for comparability for the years ended December 31, 2020 and 2019 to the most directly comparable GAAP measure, net income (loss), and a computation of basic and diluted FFO and diluted FFO as adjusted for comparability per weighted average total share:

	For the twelve months ended December 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2020	2019
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$14,985	$9,541
Less: Distributions attributable to preferred and senior common stock	(11,789)	(14,388)
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$3,196	$(4,847)
Adjustments:
Add: Real estate depreciation and amortization	55,424	52,039
Add: Impairment charge	3,621	1,813
Less: Gain on sale of real estate, net	(8,096)	(2,952)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$54,145	$46,053
Weighted average common shares outstanding - basic	34,040,085	30,695,902
Weighted average Non-controlling OP Units outstanding	502,586	700,924
Total common shares and Non-controlling OP Units	34,542,671	31,396,826
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$1.57	$1.47
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$14,985	$9,541
Less: Distributions attributable to preferred and senior common stock	(11,789)	(14,388)
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$3,196	$(4,847)
Adjustments:
Add: Real estate depreciation and amortization	55,424	52,039
Add: Impairment charge	3,621	1,813
Add: Income impact of assumed conversion of senior common stock	816	892
Less: Gain on sale of real estate, net	(8,096)	(2,952)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$54,961	$46,945
Weighted average common shares outstanding - basic	34,040,085	30,695,902
Weighted average Non-controlling OP Units outstanding	502,586	700,924
Effect of convertible senior common stock	628,263	674,611
Weighted average common shares and Non-controlling OP Units outstanding - diluted	35,170,934	32,071,437
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$1.56	$1.46
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit, as adjusted for comparability
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$54,961	$46,945
Add: Series A and B preferred stock offering costs write off	—	2,674
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions, as adjusted for comparability	$54,961	$49,619
Weighted average common shares and Non-controlling OP Units outstanding - diluted	35,170,934	32,071,437
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit, as adjusted for comparability	$1.56	$1.55
Distributions declared per share of common stock and Non-controlling OP Unit	$1.5018	$1.5000

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

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2020, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of December 31, 2020. As of December 31, 2020, our effective LIBOR was 0.14%. Given that a 1%, 2% or 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net decrease to Net Income
1% Increase to LIBOR	$2,420	$(2,420)
2% Increase to LIBOR	4,826	(4,826)
3% Increase to LIBOR	6,284	(6,284)

As of December 31, 2020, the fair value of our mortgage debt outstanding was $468.6 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2020, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $16.8 million and $17.9 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2020.

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

As of December 31, 2020, approximately $435.0 million of our debt bore interest at fixed rates, as shown in the future principal debt payment table below (dollars in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate	$14,757	$97,576	$64,165	$49,616	$37,571	$171,344	$435,029
Variable rate	$8,299	$8,180	$62,230	$160,000	$—	$—	$238,709
	$23,056	$105,756	$126,395	$209,616	$37,571	$171,344	$673,738

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 16, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gladstone Commercial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gladstone Commercial Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Controls over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Real Estate – Undiscounted Future Cash Flows

As described in Notes 1, 4, and 5 to the consolidated financial statements, the Company’s consolidated total real estate, net balance was $900.2 million as of December 31, 2020. During 2020, the Company recognized an impairment charge of $3.6 million. Management periodically reviews the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists. If circumstances indicate the possibility of impairment, management prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the carrying value of the investment in such property is recoverable. As disclosed by management, in preparing the projection of undiscounted future cash flows, management estimates cap rates and market rental rates using information obtained from market comparability studies and other comparable sources, and applies the undiscounted cash flows against their expected holding period.

The principal considerations for our determination that performing procedures relating to the undiscounted future cash flows used in the impairment assessment of real estate is a critical audit matter are the significant judgment by management when determining the projection of undiscounted future cash flows, which led to a high degree of auditor judgment, subjectivity and effort in applying procedures and evaluating audit evidence relating to the cap rates, market rental rates and expected holding period assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of real estate, including controls over the projection of undiscounted future cash flows. These procedures also included, among others (i) testing management’s process for determining the projection of undiscounted future cash flows; (ii) evaluating the appropriateness of the model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the cap rates, market rental rates and expected holding period assumptions. Evaluating management’s assumptions related to the cap rates, market rental rates and expected holding period involved evaluating whether the assumptions were reasonable considering the consistency with external market and industry data and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 16, 2021
We have served as the Company’s auditor since 2003.

Gladstone Commercial Corporation
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2020	December 31, 2019
ASSETS
Real estate, at cost	$1,128,683	$1,056,978
Less: accumulated depreciation	228,468	207,523
Total real estate, net	900,215	849,455
Lease intangibles, net	117,379	115,465
Real estate and related assets held for sale	8,498	3,990
Cash and cash equivalents	11,016	6,849
Restricted cash	5,060	4,639
Funds held in escrow	9,145	7,226
Right-of-use assets from operating leases	5,582	5,794
Deferred rent receivable, net	36,555	37,177
Other assets	4,458	8,913
TOTAL ASSETS	$1,097,908	$1,039,508
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$456,177	$453,739
Borrowings under Revolver, net	53,312	51,579
Borrowings under Term Loan, net	159,203	121,276
Deferred rent liability, net	20,633	19,322
Operating lease liabilities	5,687	5,847
Asset retirement obligation	3,086	3,137
Accounts payable and accrued expenses	4,459	5,573
Liabilities related to assets held for sale	—	21
Due to Adviser and Administrator (1)	2,960	2,904
Other liabilities	17,068	12,920
TOTAL LIABILITIES	$722,585	$676,318
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D and E redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 12,760,000 shares authorized; and 6,571,003 and 6,269,555 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (3)	$159,286	$152,153
TOTAL MEZZANINE EQUITY	$159,286	$152,153
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 750,372 and 806,435 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 60,290,000 and 86,290,000 shares authorized and 35,331,970 and 32,593,651 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (3)	35	32
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 26,000,000 and 0 shares authorized and 116,674 and 0 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (3)	—	—
Additional paid in capital	626,533	571,205
Accumulated other comprehensive income	(4,345)	(2,126)
Distributions in excess of accumulated earnings	(409,041)	(360,978)
TOTAL STOCKHOLDERS' EQUITY	$213,183	$208,134
OP Units held by Non-controlling OP Unitholders (3)	2,854	2,903
TOTAL EQUITY	$216,037	$211,037
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,097,908	$1,039,508
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)

	For the year ended December 31,
	2020	2019	2018
Operating revenues
Lease revenue	$133,152	$114,387	$106,798
Total operating revenues	$133,152	$114,387	$106,798
Operating expenses
Depreciation and amortization	$55,424	$52,039	$47,620
Property operating expenses	26,004	12,592	11,458
Base management fee (1)	5,648	5,174	5,054
Incentive fee (1)	4,301	3,688	3,042
Administration fee (1)	1,598	1,690	1,605
General and administrative	3,259	3,235	2,358
Impairment charge	3,621	1,813	—
Total operating expenses	$99,855	$80,231	$71,137
Other (expense) income
Interest expense	$(26,803)	$(28,279)	$(26,172)
Gain on sale of real estate, net	8,096	2,952	2,763
Other income	395	712	72
Total other expense, net	$(18,312)	$(24,615)	$(23,337)
Net income	$14,985	$9,541	$12,324
Net (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(47)	87	(4)
Net income attributable to the Company	$14,938	$9,628	$12,320
Distributions attributable to Series A, B, D, E, and F preferred stock	(10,973)	(10,822)	(10,416)
Series A and B Preferred Stock offering costs write off	—	(2,674)	—
Distributions attributable to senior common stock	(816)	(892)	(931)
Net income (loss) available (attributable) to common stockholders	$3,149	$(4,760)	$973
Earnings (loss) per weighted average share of common stock - basic & diluted
Earnings (loss) available (attributable) to common shareholders	$0.09	$(0.16)	$0.03
Weighted average shares of common stock outstanding
Basic and Diluted	34,040,085	30,695,902	28,675,934
Distributions declared per common share	$1.5018	$1.5000	$1.5000
Earnings per weighted average share of senior common stock	$1.05	$1.05	$1.05
Weighted average shares of senior common stock outstanding - basic	774,658	849,348	887,081
Comprehensive income
Change in unrealized loss related to interest rate hedging instruments, net	$(2,219)	$(1,978)	$(183)
Other Comprehensive loss	(2,219)	(1,978)	(183)
Net income	$14,985	$9,541	$12,324
Comprehensive income	$12,766	$7,563	$12,141
Comprehensive (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(47)	87	(4)
Total comprehensive income available to the Company	$12,719	$7,650	$12,137

(1)Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Equity
(Dollars in Thousands)

	Series A and B Preferred Stock	Series F Preferred Stock	Common Stock	Senior Common Stock	Series A and B Preferred Stock	Senior Common Stock	Common Stock	Series F Preferred Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2017	2,264,000	—	28,384,016	904,819	$2	$1	$28	$—	$534,790	$35	$(268,058)	$266,798	$—	$266,798
Issuance of Series A and B preferred stock and common stock, net	—	—	841,338	—	—	—	1	—	16,103	—	—	16,104	—	16,104
Conversion of senior common stock to common stock	—	—	29,545	(36,294)	—	—	—	—	—	—	—	—	—	—
Retirement of senior common stock, net	—	—	—	(2,266)	—	—	—	—	(34)	—	—	(34)	—	(34)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	—	—	(54,379)	(54,379)	(186)	(54,565)
Comprehensive income	—	—	—	—	—	—	—	—	—	(183)	—	(183)	—	(183)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	—	—	13,975	13,975
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	9,118	—	—	9,118	(9,118)	—
Net income	—	—	—	—	—	—	—	—	—	—	12,320	12,320	4	12,324
Balance at December 31, 2018	2,264,000	—	29,254,899	866,259	$2	$1	$29	$—	$559,977	$(148)	$(310,117)	$249,744	$4,675	$254,419
Issuance of Series A and B preferred stock and common stock, net	—	—	3,025,727	—	—	—	3	—	64,539	—	—	64,542	—	64,542
Conversion of senior common stock to common stock	—	—	49,725	(59,824)	—	—	—	—	—	—	—	—	—	—
Redemption of Series A and B preferred stock, net	(2,264,000)	—	—	—	(2)	—	—	—	(53,924)	—	(2,674)	(56,600)	—	(56,600)
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	(23)	—	(57,815)	(57,838)	(1,049)	(58,887)
Comprehensive income	—	—	—	—	—	—	—	—	—	(1,978)	—	(1,978)	—	(1,978)
Redemptions of OP Units	—	—	263,300	—	—	—	—	—	6,143	—	—	6,143	(6,143)	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(5,507)	—	—	(5,507)	5,507	—
Net income	—	—	—	—	—	—	—	—	—	—	9,628	9,628	(87)	9,541
Balance at December 31, 2019	—	—	32,593,651	806,435	$—	$1	$32	$—	$571,205	$(2,126)	$(360,978)	$208,134	$2,903	$211,037
Issuance of common stock and Series F preferred stock, net	—	116,674	2,691,971	—	—	—	3	—	55,485	—	—	55,488	—	55,488
Conversion of senior common stock to common stock	—	—	46,348	(56,063)	—	—	—	—	—	—	—	—	—	—
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	—	—	(63,001)	(63,001)	(756)	(63,757)
Comprehensive income	—	—	—	—	—	—	—	—	—	(2,219)	—	(2,219)	—	(2,219)

Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	—	—	503	503
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(157)	—	—	(157)	157	—
Net income	—	—	—	—	—	—	—	—	—	—	14,938	14,938	47	14,985
Balance at December 31, 2020	—	116,674	35,331,970	750,372	$—	$1	$35	$—	$626,533	$(4,345)	$(409,041)	$213,183	$2,854	$216,037
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$14,985	$9,541	$12,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,424	52,039	47,620
Impairment charge	3,621	1,813	—
Gain on sale of real estate, net	(8,096)	(2,952)	(2,763)
Amortization of deferred financing costs	1,531	1,641	1,445
Amortization of deferred rent asset and liability, net	(1,930)	(1,446)	(728)
Amortization of discount and premium on assumed debt, net	57	62	(20)
Asset retirement obligation expense	98	119	121
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	52	53	—
Bad debt expense	56	152	—
Operating changes in assets and liabilities
Decrease (increase) in other assets	2,875	(2,170)	(445)
Increase in deferred rent receivable	(1,899)	(1,477)	(2,548)
(Decrease) increase in accounts payable and accrued expenses	(1,680)	1,540	515
Increase in amount due to Adviser and Administrator	56	381	234
Increase in other liabilities	1,808	2,075	246
Leasing commissions paid	(1,464)	(1,177)	(402)
Net cash provided by operating activities	$65,494	$60,194	$55,599
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(127,931)	$(130,313)	$(42,353)
Improvements of existing real estate	(6,360)	(7,570)	(4,328)
Proceeds from sale of real estate	35,834	6,318	12,835
Receipts from lenders for funds held in escrow	1,310	2,664	1,769
Payments to lenders for funds held in escrow	(3,229)	(3,880)	(2,376)
Receipts from tenants for reserves	2,406	4,782	2,682
Payments to tenants from reserves	(1,988)	(2,496)	(2,669)
Deposits on future acquisitions	(300)	(1,542)	—
Net cash used in investing activities	$(100,258)	$(132,037)	$(34,440)
Cash flows from financing activities:
Proceeds from issuance of equity	$63,609	$134,527	$18,565
Offering costs paid	(988)	(3,431)	(295)
Retirement of senior common stock	—	—	(34)
Redemption of Series A and B perpetual preferred stock	—	(56,600)	—
Borrowings under mortgage notes payable	52,578	69,650	14,125
Payments for deferred financing costs	(606)	(2,480)	(386)
Principal repayments on mortgage notes payable	(50,662)	(57,438)	(27,850)
Proceeds from issuance of term loan facility	37,700	47,300	—
Borrowings from revolving credit facility	142,700	165,400	88,600
Repayments on revolving credit facility	(141,200)	(163,600)	(59,400)
Decrease in security deposits	(22)	(192)	83
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(63,757)	(58,887)	(54,565)
Net cash provided by (used in) financing activities	$39,352	$74,249	$(21,157)
Net increase in cash, cash equivalents, and restricted cash	$4,588	$2,406	$2
Cash, cash equivalents, and restricted cash at beginning of period	$11,488	$9,082	$9,080
Cash, cash equivalents, and restricted cash at end of period	$16,076	$11,488	$9,082
SUPPLEMENTAL AND NON-CASH INFORMATION
Cash paid during year for interest	$26,098	$25,685	$24,987
Tenant funded fixed asset improvements	$2,978	$2,787	$1,608
Acquisition of real estate and related intangible assets	$1,542	$—	$—
Assumed mortgage in connection with acquisition	$—	$—	$6,918
Reserves released by title company to tenant	$—	$—	$3,966
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$1,070	$390	$311

Unrealized loss related to interest rate hedging instruments, net	$(2,219)	$(1,978)	$(183)
Increase in asset retirement obligation assumed in acquisition	$—	$164	$—
Non-controlling OP Units issued in connection with acquisition	$503	$—	$13,975
Series A and B Preferred Stock offering cost write off	$—	$2,674	$—
Right-of-use asset from operating leases	$—	$5,998	$—
Operating lease liabilities	$—	$(5,998)	$—
Property manager other assets	$—	$1,676	$—
Property manager accrued expenses and other liabilities	$—	$(1,676)	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (dollars in thousands):

	For the year ended December 31,
	2020	2019	2018
Cash and cash equivalents	$11,016	$6,849	$6,591
Restricted cash	5,060	4,639	2,491
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$16,076	$11,488	$9,082

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

All further references herein to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation. All references herein and throughout the Notes to Consolidated Financial Statements to the number of properties and square footage are unaudited.

Subsidiaries

We conduct substantially all of our operations through the Operating Partnership. We currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the limited partnership interests in the Operating Partnership (“Non-controlling OP Units”) through two of our subsidiaries, GCLP Business Trust I and II. The financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2020 and 2019, the Company owned 98.6% and 98.6%, respectively, of the outstanding OP Units (See Note 8, “Equity and Mezzanine Equity” for additional discussion regarding OP Units).

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

Most properties that we acquire are already being operated as rental properties, which we consider to be asset acquisitions under Accounting Standards Codification (“ASC”) 360, “Property Plant and Equipment” (“ASC 360”). When an acquisition is considered an asset acquisition, ASC 360 requires that the purchase price of real estate be allocated to the acquired tangible assets and liabilities, consisting of land, building, tenant improvements, long-term debt assumed and identified intangible assets and liabilities, typically the value of above-market and below-market leases, the value of in-place leases, the value of lease origination costs and the value of tenant relationships, based in each case on their fair values. ASC 360 allows us to capitalize all expenses related to an acquisition accounted for as an asset acquisition into the cost of the acquisition.

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

Above-market and below-market in-place lease fair values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.8 million, $1.1 million, and $1.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $2.8 million, $2.5 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The value of in-place leases and lease origination costs are amortized to amortization expense over the remaining term of the respective leases, which generally range from seven to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to amortization expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $19.4 million, $19.2 million, and $17.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $0.6 million, $2.5 million, and $0.4 million for deferred financing costs during the years ended December 31, 2020, 2019, and 2018, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $1.5 million, $1.6 million, and $1.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Gains on Sale of Real Estate, Net

Gains on sale of real estate, net, consist of the excess consideration received for a property over the property carrying value at the time of sale, or gains on real estate, offset by consideration received for a property less than the property carrying value at the time of sale, or loss on sale of real estate.

Lease Revenue

Lease revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between lease revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Deferred rent liability in the accompanying consolidated balance sheet includes the capitalized below-market in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. We incurred $0.2 million in deferred rent write offs during each of the years ended December 31, 2020 and 2018, respectively. No such reserves or direct write offs were recorded during the year ended 2019.

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

On January 1, 2020, we completed the integration of the accounting records of certain of our triple net leased third-party asset managed properties into our accounting system and paid out property operating expenses of our operating bank accounts. For periods prior to January 1, 2020, we recorded property operating expenses and offsetting lease revenues for these certain triple net leased properties on a net basis. Beginning January 1, 2020, we began to record the property operating expenses and offsetting lease revenues for these triple net leased properties on a gross basis, as we have amended our process whereby we are paying operating expenses on behalf of our tenants and receiving reimbursement, whereas, previously these tenants were paying these expenses directly, with limited insight provided to us.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2020, 2019, and 2018, we did not record any provisions for uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the estimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We accrued $0.2 million of liabilities in connection with acquisitions for the year ended December 31, 2019, and no liabilities in connection with acquisitions for the years ended December 31, 2020 and 2018. We recorded accretion expense of $0.1 million in each of the years ended December 31, 2020, 2019, and 2018, respectively, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $5.6 million and the discount rates used in the calculations range from 2.5% to 7.0%. We do not expect to make any material payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income

We record the effective portion of changes in the fair value of the interest rate cap and swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2020, 2019, and 2018, we reconciled net income to comprehensive income on the consolidated statements of operations and comprehensive income in the accompanying consolidated financial statements.

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

In March 2020, the FASB issued Accounting Standards Update 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”), subsequently clarified in January 2021 by Accounting Standards Update 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”). The main provisions of this update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020, and ASU 2021-01 is effective for all entities as of January 31, 2021. We adopted ASU 2020-04 beginning with the three months ended March 31, 2020, and ASU 2021-01 as of January 31, 2021. Adopting ASU 2020-04 and ASU 2021-01 has not resulted in a material impact to our consolidated statements, as ASU 2020-04 and ASU 2021-01 allows for prospective application of any changes in the effective interest rate for our LIBOR based debt, and allows for practical expedients that will allow us to treat our derivative instruments designated as cash flow hedges consistent with how they are currently accounted for.

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

2. Related-Party Transactions

Gladstone Management Corporation and Gladstone Administration, LLC

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Cutlip, is an executive managing director of our Adviser. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. At December 31, 2020 and December 31, 2019, $3.0 million and $2.9 million, respectively, was collectively due to our Adviser and Administrator.

Base Management Fee

On January 8, 2019, we entered into a Fifth Amended and Restated Investment Advisory Agreement (the “Fifth Amended Advisory Agreement”) with the Adviser, effective as of October 1, 2018, to clarify that the agreement’s definition of Total Equity includes outstanding OP Units issued to Non-controlling OP Unitholders. Our entrance into the Advisory Agreement (and each amendment thereto) has been approved unanimously by our Board of Directors. Our Board of Directors also reviews and considers renewing the agreement with our Adviser each July.

Under the Fifth Amended Advisory Agreement, the calculation of the annual base management fee equaled 1.5% of our Total Equity, which was our total stockholders’ equity plus total mezzanine equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that did not affect realized net income (including impairment charges), adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee), and adjusted to include OP Units held by Non-controlling OP Unitholders. The fee was calculated and accrued quarterly as 0.375% per quarter of such Total Equity figure. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

On July 14, 2020, the Company amended and restated the Fifth Amended Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Sixth Amended Advisory Agreement”). The Sixth Amended Advisory Agreement replaced the Fifth Amended Advisory Agreement’s previous calculation of the base management fee with a calculation based on Gross Tangible Real Estate. The revised Base Management

Fee will be payable quarterly in arrears and shall be calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Sixth Amended Advisory Agreement as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the agreement remained unchanged. The revised Base Management Fee calculation began with the fee calculations for the quarter ended September 30, 2020.

For the years ended December 31, 2020, 2019, and 2018, we recorded a base management fee of $5.6 million, $5.2 million, and $5.1 million, respectively.

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

For the years ended December 31, 2020, 2019, and 2018, we recorded an incentive fee of $4.3 million, $3.7 million, and $3.0 million, respectively. The Adviser did not waive any portion of the incentive fee for the years ended December 31, 2020, 2019, and 2018. Waivers cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2020, 2019, and 2018.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the years ended December 31, 2020, 2019, and 2018, we recorded an administration fee of $1.6 million, $1.7 million, and $1.6 million, respectively. Our Board of Directors reviews and considers approving or renewing the Administration Agreement each July.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million, $0.2 million, and $0.1 million during the years ended December 31, 2020, 2019, and 2018, respectively, which are included in mortgage notes payable, net, in the consolidated balance sheets, or 0.25%, 0.20%, and 0.11% of total mortgage principal secured or extended during the respective periods. Our Board of Directors renewed the agreement for an additional year, through August 31, 2021, at its July 2020 meeting.

Dealer Manager Agreement

On February 20, 2020 we entered into a dealer manager agreement (the “Dealer Manager Agreement”), whereby Gladstone Securities will act as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of our 6.00% Series F Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share (the “Series F Preferred Stock”) on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. The Series F Preferred Stock is registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-236143), as the same may be amended and/or supplemented (the “Registration Statement”), under the Securities Act of 1933, as amended, and will be offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020 relating to the Registration Statement (the “Prospectus”).

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to Shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering.

3. Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2020, 2019 and 2018, respectively. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of income would also be added back to net income. Net income figures are presented net of such non-controlling interests in the earnings per share calculation.

We computed basic earnings (loss) per share for the years ended December 31, 2020, 2019 and 2018, respectively, using the weighted average number of shares outstanding during the periods. Diluted earnings (loss) per share for the years ended December 31, 2020, 2019 and 2018, reflects additional shares of common stock related to our convertible Senior Common Stock, if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income (loss) available (attributable) to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2020	2019	2018
Calculation of basic earnings (loss) per share of common stock:
Net income (loss) available (attributable) to common stockholders	$3,149	$(4,760)	$973
Denominator for basic weighted average shares of common stock (1)	34,040,085	30,695,902	28,675,934
Basic earnings (loss) per share of common stock	$0.09	$(0.16)	$0.03
Calculation of diluted earnings (loss) per share of common stock:
Net income (loss) available (attributable) to common stockholders	$3,149	$(4,760)	$973
Net income (loss) available (attributable) to common stockholders plus assumed conversions (2)	$3,149	$(4,760)	$973
Denominator for basic weighted average shares of common stock (1)	34,040,085	30,695,902	28,675,934
Effect of convertible Senior Common Stock (2)	—	—	—
Denominator for diluted weighted average shares of common stock (2)	34,040,085	30,695,902	28,675,934
Diluted earnings (loss) per share of common stock	$0.09	$(0.16)	$0.03
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 502,586, 700,924, and 128,233 for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)We excluded convertible shares of Senior Common Stock of 628,263, 674,611 and 724,336 from the calculation of diluted earnings per share for the years ended December 31, 2020, 2019 and 2018, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2020 and 2019, respectively, excluding real estate held for sale as of December 31, 2020 and 2019, respectively (dollars in thousands):

	December 31, 2020	December 31, 2019
Real estate:
Land (1)	$142,853	$137,532
Building and improvements	916,601	851,245
Tenant improvements	69,229	68,201
Accumulated depreciation	(228,468)	(207,523)
Real estate, net	$900,215	$849,455
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $36.0 million, $32.8 million, and $29.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Acquisitions

During the year ended December 31, 2020 and 2019 we acquired nine and 18 properties, respectively, which are summarized below (dollars in thousands):

Year Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Capitalized Acquisition Costs
December 31, 2020	(1)	1,717,502	12.2 years	$129,974	$814	(3)
December 31, 2019	(2)	2,562,483	12.8 years	$130,313	$1,231	(3)
(1)On January 8, 2020, we acquired a 64,800 square foot property in Indianapolis, Indiana for $5.3 million. The property is leased to three tenants, with a weighted average lease term of 7.2 years. On January 27, 2020, we acquired a 320,838 square foot, three-property portfolio in Houston, Texas, Charlotte, North Carolina, and St. Charles, Missouri for $34.7

million. The portfolio has a weighted average lease term of 20.0 years. On March 9, 2020, we acquired a 504,400 square foot property in Crandall, Georgia for $32.0 million. This property is fully leased to one tenant for 10.5 years. On September 1, 2020, we acquired a 153,600 square foot property in Terre Haute, Indiana for $10.6 million. This property is fully leased to one tenant for 9.7 years. On October 14, 2020, we acquired a 240,714 square foot property in Montgomery, Alabama for $14.3 million. This property is fully leased to one tenant for 7.2 years. On December 18, 2020, we acquired a 277,883 square foot property in Huntsville, Alabama for $20.0 million. This property is fully leased to one tenant for 9.2 years. On December 21, 2020, we acquired a 155,267 square foot property in Pittsburgh, Pennsylvania for $13.0 million. This property is fully leased to one tenant for 10.0 years.
(2)On February 8, 2019, we acquired a 26,050 square foot property in Moorestown, New Jersey for $2.7 million. This property is fully leased to one tenant for 15.1 years. On February 28, 2019, we acquired a 34,800 square foot property in Indianapolis, Indiana for $3.6 million. This property is fully leased to one tenant for 10.0 years. On April 5, 2019, we acquired a 383,000 square foot, two property portfolio located in Ocala, Florida for $19.2 million. This portfolio is leased to one tenant, and has a weighted average lease term of 20.1 years. On April 30, 2019, we acquired a 54,430 square foot property in Columbus, Ohio for $3.2 million. This property is fully leased to one tenant for 7.0 years. On June 18, 2019, we acquired a 676,031 square foot property in Tifton, Georgia, for $17.9 million. This property is fully leased to one tenant for 8.5 years. On July 30, 2019, we acquired a 78,452 square foot property in Denton, Texas, for $6.6 million. This property is fully leased to one tenant for 11.9 years. On September 26, 2019, we acquired a 211,000 square foot two property portfolio in Temple, Texas, for $14.1 million. This portfolio is leased to one tenant, and has a weighted average lease term of 20.0 years. On November 14, 2019, we acquired a 231,509 square foot property in Indianapolis, Indiana, for $8.2 million. This property is fully leased to one tenant for 13.5 years. On December 16, 2019, we acquired a 241,000 square foot property in Jackson, Tennessee, for $9.1 million. This property is fully leased to one tenant for 9.7 years. On December 17, 2019, we acquired a 117,000 square foot property in Carrollton, Georgia, for $8.1 million. This property is fully leased to one tenant for 12.0 years. On December 17, 2019, we acquired a 509,211 square foot six property portfolio, for $37.6 million. The portfolio is fully leased to one tenant, and has a weighted average lease term of 10.0 years.
(3)During the years ended December 31, 2020 and 2019, we capitalized $0.8 million and $1.2 million, respectively, of acquisition costs.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the year ended December 31, 2020 and 2019, respectively, as follows (dollars in thousands):

	Year ended December 31, 2020		Year ended December 31, 2019
Acquired assets and liabilities	Purchase price		Purchase price
Land	$11,264	(1)	$12,351
Building	97,101		93,502
Tenant Improvements	2,684		3,119
In-place Leases	9,076		9,013
Leasing Costs	6,352		7,274
Customer Relationships	5,239		5,019
Above Market Leases	529	(2)	1,950
Below Market Leases	(2,271)	(3)	(1,915)	(4)
Total Purchase Price	$129,974		$130,313
(1)This amount includes $2,711 of land value subject to a land lease agreement, which we may purchase for a nominal fee.
(2)This amount includes $53 of loans receivable included in Other assets on the consolidated balance sheets.
(3)This amount includes $62 of prepaid rent included in Other liabilities on the consolidated balance sheets.
(4)This amount includes $187 of prepaid rent included in Other liabilities on the consolidated balance sheets.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2021	$110,417
2022	106,438
2023	99,170
2024	91,083
2025	83,418
Thereafter	323,814
$814,340

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the years ended December 31, 2020 and 2019, respectively (dollars in thousands):

	For the twelve months ended December 31,
	(Dollars in Thousands)
Lease revenue reconciliation	2020	2019	$ Change	% Change
Fixed lease payments	$117,248	$110,273	$6,975	6.3%
Variable lease payments	15,904	4,114	11,790	286.6%
	$133,152	$114,387	$18,765	16.4%

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of December 31, 2020 and 2019, excluding real estate held for sale as of December 31, 2020 and 2019, respectively (dollars in thousands):

	December 31, 2020		December 31, 2019
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$99,254	$(54,168)	$92,906	$(48,468)
Leasing costs	73,707	(37,801)	68,256	(33,705)
Customer relationships	68,268	(31,881)	65,363	(28,887)
	$241,229	$(123,850)	$226,525	$(111,060)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$15,076	$(10,670)	$16,502	$(10,005)
Below market leases and deferred revenue	(38,319)	17,686	(34,322)	15,000
	$(23,243)	$7,016	$(17,820)	$4,995

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $19.4 million, $19.2 million, and $17.7 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in depreciation and amortization expense in the consolidated statement of operations and comprehensive income.

Total amortization related to above-market lease values was $0.8 million, $1.1 million, and $1.1 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

Total amortization related to below-market lease values was $2.8 million, $2.5 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2020 and 2019, respectively, were as follows:

Intangible Assets & Liabilities	2020	2019
In-place leases	14.2	13.6
Leasing costs	14.2	13.6
Customer relationships	17.8	19.0
Above market leases	14.8	10.7
Below market leases	13.3	10.3
All intangible assets & liabilities	15.0	15.0

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs and customer relationships for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2020 (dollars in thousands):

Year	Estimated Amortization Expense of In-Place Leases, Leasing Costs and Customer Relationships
2021	$19,828
2022	17,890
2023	15,435
2024	13,211
2025	11,467
Thereafter	39,548
$117,379

The estimated aggregate rental income to be recorded for the amortization of both above and below market leases for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2020 (dollars in thousands):

Year	Net Increase to Rental Income Related to Above and Below Market Leases (1)
2021	$3,527
2022	2,575
2023	2,154
2024	2,009
2025	1,626
Thereafter	4,160
$16,051
(1)Does not include ground lease amortization of $176.

5. Real Estate Dispositions, Held for Sale, and Impairment Charges

Real Estate Dispositions

During the year ended December 31, 2020, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2020, we sold six non-core properties, located in Charlotte, North Carolina, Maple Heights, Ohio, Champaign, Illinois, and Austin, Texas, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Sales Price	Sales Costs	Gain on Sale of Real Estate, net
551,743	$37,532	$1,698	$8,096

Our 2020 dispositions were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the years ended December 31, 2020, 2019, and 2018, respectively (dollars in thousands):

	For the year ended December 31,
	2020		2019	2018
Operating revenue	$2,703		$3,176	$3,919
Operating expense	1,534		3,697	1,609
Other income (expense), net	8,181	(1)	(54)	(586)
Income (expense) from real estate and related assets sold	$9,350		$(575)	$1,724
(1)Includes an $8.1 million gain on sale of real estate, net.

Real Estate Held for Sale

At December 31, 2020, we had three properties classified as held for sale, located in Boston Heights, Ohio, Rancho Cordova, California, and Champaign, Illinois. We considered these assets to be non-core to our long term strategy.

At December 31, 2019, we had one property classified as held for sale, located in Charlotte, North Carolina. This property was sold during the year ended December 31, 2020.

Our assets classified as held for sale at December 31, 2020 were not classified as discontinued operations because it does not represent a strategic shift in our operations, and it does not have a major effect on our financial results.

The table below summarizes the components of income from real estate and related assets held for sale at December 31, 2020 (dollars in thousands):

	For the year ended December 31,
	2020		2019	2018
Operating revenue	$1,861		$1,769	$1,288
Operating expense	2,938	(1)	985	792
Other expense, net	(388)		(364)	(394)
(Loss) income from real estate and related assets held for sale	$(1,465)		$420	$102
(1) Includes a $1.9 million impairment charge.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying consolidated balance sheet (dollars in thousands):

	December 31, 2020	December 31, 2019
Assets Held for Sale
Total real estate held for sale	$8,114	$3,990
Lease intangibles, net	384	—
Total Assets Held for Sale	$8,498	$3,990
Liabilities Held for Sale
Asset retirement obligation	$—	$21
Total Liabilities Held for Sale	$—	$21

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the year ended December 31, 2020 and identified three held and used assets, located in Blaine, Minnesota, Champaign, Illinois, and Rancho Cordova, California, which were impaired by an aggregate of $3.6 million during the year ended December 31, 2020 when we determined the carrying value of these assets was unrecoverable based on an undiscounted cash flow analysis. As a result, we recorded an impairment charge to reflect the fair market value of these assets. The Rancho Cordova, California property was further impaired when we classified the property as held for sale as of December 31, 2020 to record the carrying value equal to the fair value less costs of sale and recorded an impairment charge to our Rancho Cordova, California asset of $0.7 million, which is reflected in aggregate impairment charge of $3.6 million during the year ended December 31, 2020.

We classified one property as held for sale at December 31, 2019. We performed an analysis of the property classified as held for sale and compared the fair market value of the asset less selling costs against the carrying value of the asset available for sale. As a result of this analysis, we recorded an impairment charge of $1.8 million during the year ended December 31, 2019, as the fair market value minus selling costs was less than the carrying value.

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

6. Mortgage Notes Payable and Credit Facility

Our revolving credit facility and term loan facility are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of December 31, 2020 and December 31, 2019 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	December 31, 2020		December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2020
Mortgage and other secured loans:
Fixed rate mortgage loans	61		$435,029	$412,771	(1)	(2)
Variable rate mortgage loans	7		24,809	45,151	(3)	(2)
Premiums and discounts, net	-		(182)	(239)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(3,479)	(3,944)	N/A	N/A
Total mortgage notes payable, net	68		$456,177	$453,739	(4)
Variable rate revolving credit facility	50	(6)	$53,900	$52,400	LIBOR + 1.65%	7/2/2023
Deferred financing costs, revolving credit facility	-		(588)	(821)	N/A	N/A
Total revolver, net	50		$53,312	$51,579
Variable rate term loan facility	-		$160,000	$122,300	LIBOR + 1.60%	7/2/2024
Deferred financing costs, term loan facility	-		(797)	(1,024)	N/A	N/A
Total term loan, net	N/A		$159,203	$121,276
Total mortgage notes payable and credit facility	118		$668,692	$626,594	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 53 mortgage notes payable with maturity dates ranging from 11/1/2021 through 8/1/2037.
(3)Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.35% to one month LIBOR +2.75%. At December 31, 2020, one month LIBOR was approximately 0.14%.

(4)The weighted average interest rate on the mortgage notes outstanding at December 31, 2020, was approximately 4.24%.
(5)The weighted average interest rate on all debt outstanding at December 31, 2020, was approximately 3.45%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 50 unencumbered properties as of December 31, 2020.
N/A - Not Applicable

Mortgage Notes Payable

As of December 31, 2020, we had 53 mortgage notes payable, collateralized by a total of 68 properties with a net book value of $687.6 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of December 31, 2020, we did not have any recourse mortgage. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the year ended December 31, 2020, we repaid seven mortgages collateralized by eight properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$18,109	5.19%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$19,284	LIBOR +	2.20%

During the year ended December 31, 2020, we issued six mortgages, collateralized by six properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$52,578	(1)	3.18%

(1)We issued an aggregate of $18.3 million of fixed rate debt in connection with our three property portfolio acquisition on January 27, 2020, with a maturity date of February 1, 2030 and a rate of 3.625%. We issued $17.5 million of floating rate debt swapped to fixed of 2.8% in connection with our March 9, 2020 property acquisition, with a maturity date of March 9, 2030. We issued $10.3 million of fixed rate debt in connection with our December 18, 2020 property acquisition, with a maturity date of January 1, 2028 and a rate of 3.0%. We issued $6.4 million of floating rate debt swapped to fixed of 3.25% in connection with our December 21, 2020 property acquisition, with a maturity date of December 23, 2030.

Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2021	$23,056
2022	105,756
2023	72,495
2024	49,616
2025	37,571
Thereafter	171,344
	$459,838	(1)
(1)This figure is does not include $(0.2) million premiums and (discounts), net, and $3.5 million of deferred financing costs, which are reflected in mortgage notes payable on the consolidated balance sheet.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Caps and Swaps

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2020 and 2019, our interest rate cap and interest rate swap agreements were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at December 31, 2020 and 2019 (dollars in thousands):

		December 31, 2020		December 31, 2019
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,537	(1)	$177,060	$9	$166,728	$250
(1)We have entered into various interest rate cap agreements on new variable rate debt with LIBOR caps ranging from 1.50% to 2.75%.

We have assumed or entered into interest rate swap agreements in connection with certain of our acquisitions, whereby we will pay our counterparty a fixed interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements are recorded in other liabilities on our accompanying consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at December 31, 2020 and 2019 (dollars in thousands):

December 31, 2020			December 31, 2019
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$68,829	$—	$(3,055)	$45,777	$—	$(1,173)

The following tables present the impact of our derivative instruments in the consolidated financial statements (dollars in thousands):

	Amount of loss recognized in Comprehensive Income
	2020	2019	2018
Derivatives in cash flow hedging relationships
Interest rate caps	$(337)	$(749)	$77
Interest rate swaps	(1,882)	(1,229)	(260)
Total	$(2,219)	$(1,978)	$(183)

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2020	December 31, 2019
Interest rate caps	Other assets	$9	$250
Interest rate swaps	Other liabilities	(3,055)	(1,173)
Total derivative liabilities, net		$(3,046)	$(923)

The fair value of all mortgage notes payable outstanding as of December 31, 2020 was $468.6 million, as compared to the carrying value stated above of $456.2 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

As of December 31, 2020, there was $213.9 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 1.76% and $16.4 million outstanding under letters of credit, at a weighted average interest rate of 1.65%. As of December 31, 2020, the maximum additional amount we could draw under the Credit Facility was $19.2 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2020.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2020.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2020, are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
2021	$477
2022	489
2023	492
2024	493
2025	494
Thereafter	7,305
Total anticipated lease payments	$9,750
Less: amount representing interest	(4,063)
Present value of lease payments	$5,687

Rental expense incurred for properties with ground lease obligations was $0.5 million each for the years ended December 31, 2020, 2019 and 2018. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 20.1 years and weighted average discount rate of 5.32%.

Letters of Credit

As of December 31, 2020, there was $16.4 million outstanding under letters of credit. These letters of credit are not reflected on our consolidated balance sheet.

8. Equity and Mezzanine Equity

Distributions

We paid the following distributions per share for the years ended December 31, 2020, 2019, and 2018:

	For the year ended December 31,
	2020		2019		2018
Common Stock and Non-controlling OP Units	$1.5018		$1.5000		$1.5000
Senior Common Stock	1.0500		1.0500		1.0500
Series A Preferred Stock	—	(1)	1.6038191	(1)	1.9374996
Series B Preferred Stock	—	(1)	1.5521	(1)	1.8750
Series D Preferred Stock	1.7500		1.7500		1.7500
Series E Preferred Stock	1.656252		0.404900	(3)	—
Series F Preferred Stock	0.7500	(2)	—		—
(1)We fully redeemed our Series A and B Preferred Stock on October 28, 2019.
(2)Prior to July 1, 2020, Series F Preferred Stock distributions were declared, but not paid, as there were no Series F Preferred Stock shares outstanding on the applicable dividend record dates.
(3)We issued our Series E Preferred Stock on October 4, 2019.

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital	Long-Term Capital Gains
Common Stock and OP Units
For the year ended December 31, 2018	24.46913%	75.53087%	—%
For the year ended December 31, 2019	44.46159%	55.53841%	—%
For the year ended December 31, 2020	37.28754%	62.71246%	—%
Senior Common Stock
For the year ended December 31, 2018	100.00000%	—%	—%
For the year ended December 31, 2019	100.00000%	—%	—%
For the year ended December 31, 2020	100.00000%	—%	—%
Series A Preferred Stock
For the year ended December 31, 2018	100.00000%	—%	—%
For the year ended December 31, 2019	100.00000%	—%	—%
For the year ended December 31, 2020	—%	—%	—%
Series B Preferred Stock
For the year ended December 31, 2018	100.00000%	—%	—%
For the year ended December 31, 2019	100.00000%	—%	—%
For the year ended December 31, 2020	—%	—%	—%
Series D Preferred Stock
For the year ended December 31, 2018	100.00000%	—%	—%
For the year ended December 31, 2019	100.00000%	—%	—%
For the year ended December 31, 2020	100.00000%	—%	—%
Series E Preferred Stock
For the year ended December 31, 2018	—%	—%	—%
For the year ended December 31, 2019	100.00000%	—%	—%
For the year ended December 31, 2020	100.00000%	—%	—%
Series F Preferred Stock
For the year ended December 31, 2018	—%	—%	—%
For the year ended December 31, 2019	—%	—%	—%
For the year ended December 31, 2020	100.00000%	—%	—%

Recent Activity

Common Stock ATM Program

On December 3, 2019, we entered into an At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”), with Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”) (collectively the “Common Stock Sales Agents”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). During the year ended December 31, 2020, we sold 2.7 million shares of common stock, raising $52.8 million in net proceeds under the Common Stock ATM Program. As of December 31, 2020, we had a remaining capacity to sell up to $183.9 million of common stock under the Common Stock Sales Agreement. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

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

We did not have an active At-the-Market program for our Series D Preferred Stock during the year ended December 31, 2020.

Series E Preferred Stock ATM Program

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We sold 0.3 million shares of our Series E Preferred Stock, raising $7.1 million in net proceeds pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2020. As of December 31, 2020, we had remaining capacity to sell up to $92.8 million of Series E Preferred Stock under the Series E Preferred Stock Sales Agreement.

Universal Shelf Registration Statement

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “Universal Shelf”). The Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The Universal Shelf allows us to issue up to $500.0 million of securities. As of December 31, 2020, we had the ability to issue up to $377.2 million under the Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock. As of December 31, 2020, we had the ability to issue up to $797.1 million of securities under the 2020 Universal Shelf.

Preferred Series F Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 0.1 million shares of our Series F Preferred Stock, raising $2.7 million in net proceeds during the year ended December 31, 2020. As of December 31, 2020, we had remaining capacity to sell up to $633.6 million of Series F Preferred Stock.

Amendment to Operating Partnership Agreement

In connection with the authorization of the Series F Preferred Stock in February of 2020, the Operating Partnership controlled by the Company through its ownership of GCLP Business Trust II, the general partner of the Operating Partnership, adopted the Second Amendment to its Second Amended and Restated Agreement of Limited Partnership (collectively, the “Amendment”), as amended from time to time, establishing the rights, privileges and preferences of 6.00% Series F Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series F Preferred Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series F Preferred Units as are issued shares of Series F Preferred Stock by the Company in connection with the offering upon the Company’s contribution to the Operating Partnership of the net proceeds of the offering. Generally, the Series F Preferred Units provided for under the Amendment have preferences, distribution rights and other provisions substantially equivalent to those of the Series F Preferred Stock.

Non-controlling Interests in Operating Partnership

As of December 31, 2020 and 2019, we owned approximately 98.6% and 98.6%, respectively, of the outstanding OP Units. On October 30, 2018, we issued 742,937 OP units as partial consideration to acquire a 218,703 square foot, two property portfolio located in Detroit, Michigan for $21.7 million. During November 2019, 263,300 OP units were redeemed for Common Stock.

On January 8, 2020, we issued 23,396 OP units as partial consideration to acquire a 64,800 square foot property located in Indianapolis, Indiana for $5.3 million.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2020 and 2019, there were 503,033 and 479,637 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On January 12, 2021, our Board of Directors declared the following monthly distributions for the months of January, February, and March of 2021:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series D Preferred Distributions per Share	Series E Preferred Distributions per Share
January 22, 2021	January 29, 2021	$0.12515	$0.1458333	$0.138021
February 17, 2021	February 26, 2021	0.12515	0.1458333	0.138021
March 18, 2021	March 31, 2021	0.12515	0.1458333	0.138021
		$0.37545	$0.4374999	$0.414063

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
January 27, 2021	February 5, 2021	$0.125
February 24, 2021	March 5, 2021	0.125
March 24, 2021	April 5, 2021	0.125
		$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
January	February 5, 2021	$0.0875
February	March 5, 2021	0.0875
March	April 5, 2021	0.0875
		$0.2625

Equity Activity

Subsequent to December 31, 2020 and through February 16, 2021, we raised $6.8 million in net proceeds from the sale of 0.4 million shares of common stock under our Common Stock ATM Program and $0.03 million in net proceeds from the sale of 1,200 sales of Series F Preferred Stock. We made no sales under our Series E Preferred ATM Program subsequent to December 31, 2020 and through February 16, 2021.

Acquisition Activity

On January 22, 2021, we purchased a 180,152 square foot industrial property in Findlay, Ohio for $11.1 million. This property is fully leased to one tenant on a 14.2 year lease.

Financing Activity

On January 22, 2021, we issued $5.5 million of floating rate debt swapped to a fixed rate of 3.24% in connection with the industrial property acquisition on the same date, with a maturity date of February 15, 2031.

On February 11, 2021, we added a new $65.0 million term loan component to our Credit Facility, inclusive of a $15.0 million delayed funding component. The New Term Loan has a maturity date of 60 months from the closing of the amended Credit Facility and a London Inter-bank Offered Rate floor of 25 basis points.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (3)	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina (4)
Office Building	$—	$960	$4,481	$1,039	$960	$5,520	$6,480	$2,409	$4,071	1997	12/23/2003
Canton, Ohio (4)
Office Building	—	186	3,083	500	187	3,582	3,769	1,658	2,111	1994	1/30/2004
Akron, Ohio (4)
Office Building	—	1,973	6,771	3,107	1,974	9,877	11,851	3,653	8,198	1968/1999	4/29/2004
Canton, North Carolina
Industrial Building	3,123	150	5,050	7,285	150	12,335	12,485	3,298	9,187	1998/2014	7/6/2004
Crenshaw, Pennsylvania (4)
Industrial Building	—	100	6,574	269	100	6,843	6,943	2,903	4,040	1991	8/5/2004
Lexington, North Carolina (4)
Industrial Building	—	820	2,107	69	820	2,176	2,996	954	2,042	1986	8/5/2004
Mt. Pocono, Pennsylvania (4)
Industrial Building	—	350	5,819	18	350	5,837	6,187	2,463	3,724	1995/1999	10/15/2004
San Antonio, Texas (4)
Office Building	—	843	7,514	2,240	843	9,754	10,597	3,964	6,633	1999	2/10/2005
Big Flats, New York
Industrial Building	2,049	275	6,459	515	275	6,974	7,249	2,632	4,617	2001	4/15/2005
Wichita, Kansas (4)
Office Building	—	1,525	9,703	327	1,525	10,030	11,555	4,138	7,417	2000	5/18/2005
Eatontown, New Jersey
Office Building	2,574	1,351	3,520	534	1,351	4,054	5,405	1,700	3,705	1991	7/7/2005
Duncan, South Carolina (4)
Industrial Building	—	783	10,790	1,889	783	12,679	13,462	4,919	8,543	1984/2001/2007	7/14/2005
Duncan, South Carolina (4)
Industrial Building	—	195	2,682	470	195	3,152	3,347	1,223	2,124	1984/2001/2007	7/14/2005
Clintonville, Wisconsin (4)
Industrial Building	—	55	4,717	3,250	55	7,967	8,022	2,665	5,357	1992/2013	10/31/2005
Richmond, Virginia (4)
Office Building	—	736	5,336	486	736	5,822	6,558	2,207	4,351	1972	12/30/2005
Champaign, Illinois (5)
Office Building	—	687	2,036	(1,057)	326	1,340	1,666	754	912	1996	2/21/2006
Burnsville, Minnesota
Office Building	7,764	3,511	8,746	7,329	3,511	16,075	19,586	6,654	12,932	1984	5/10/2006
Menomonee Falls, Wisconsin (4)
Industrial Building	—	625	6,911	686	625	7,597	8,222	2,914	5,308	1986/2000	6/30/2006
Baytown, Texas (4)
Medical Office Building	—	221	2,443	2,478	221	4,921	5,142	1,931	3,211	1997	7/11/2006
Mason, Ohio
Office Building	3,560	797	6,258	725	797	6,983	7,780	2,792	4,988	2002	1/5/2007
Raleigh, North Carolina (4)
Industrial Building	—	1,606	5,513	4,148	1,606	9,661	11,267	3,576	7,691	1994	2/16/2007
Tulsa, Oklahoma
Industrial Building	—	—	14,057	548	—	14,605	14,605	5,872	8,733	2004	3/1/2007
Hialeah, Florida
Industrial Building	—	3,562	6,672	769	3,562	7,441	11,003	2,697	8,306	1956/1992	3/9/2007
Mason, Ohio (4)
Retail Building	—	1,201	4,961	—	1,201	4,961	6,162	1,749	4,413	2007	7/1/2007
Cicero, New York (4)
Industrial Building	—	299	5,019	—	299	5,019	5,318	1,714	3,604	2005	9/6/2007
Grand Rapids, Michigan
Office Building	4,886	1,629	10,500	308	1,629	10,808	12,437	3,819	8,618	2001	9/28/2007
Bolingbrook, Illinois (4)
Industrial Building	—	1,272	5,003	991	1,272	5,994	7,266	2,287	4,979	2002	9/28/2007
Decatur, Georgia (4)
Medical Office Building	—	783	3,241	—	783	3,241	4,024	1,140	2,884	1989	12/13/2007
Decatur, Georgia (4)
Medical Office Building	—	205	847	—	205	847	1,052	298	754	1989	12/13/2007
Decatur, Georgia (4)
Medical Office Building	—	257	1,062	—	257	1,062	1,319	374	945	1989	12/13/2007
Lawrenceville, Georgia (4)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (3)	Year Construction/ Improvements	Date Acquired
Medical Office Building	—	678	2,807	—	678	2,807	3,485	988	2,497	2005	12/13/2007
Snellville, Georgia (4)
Medical Office Building	—	176	727	—	176	727	903	256	647	1986	12/13/2007
Covington, Georgia (4)
Medical Office Building	—	232	959	—	232	959	1,191	338	853	2000	12/13/2007
Conyers, Georgia (4)
Medical Office Building	—	296	1,228	—	296	1,228	1,524	432	1,092	1994	12/13/2007
Cumming, Georgia
Medical Office Building	2,634	738	3,055	2,524	741	5,576	6,317	1,621	4,696	2004	12/13/2007
Reading, Pennsylvania
Industrial Building	3,337	491	6,202	—	491	6,202	6,693	2,062	4,631	2007	1/29/2008
Fridley, Minnesota
Office Building	4,380	1,354	8,074	1,768	1,383	9,813	11,196	3,390	7,806	1985/2006	2/26/2008
Pineville, North Carolina
Industrial Building	1,940	669	3,028	293	669	3,321	3,990	1,097	2,893	1985	4/30/2008
Marietta, Ohio
Industrial Building	4,734	829	6,607	529	829	7,136	7,965	2,265	5,700	1992/2007	8/29/2008
Chalfont, Pennsylvania
Industrial Building	4,275	1,249	6,420	854	1,249	7,274	8,523	2,365	6,158	1987	8/29/2008
Orange City, Iowa
Industrial Building	5,353	258	5,861	6	258	5,867	6,125	1,843	4,282	1990	12/15/2010
Hickory, North Carolina
Office Building	5,728	1,163	6,605	357	1,163	6,962	8,125	2,911	5,214	2008	4/4/2011
Springfield, Missouri (4)
Office Building	—	1,700	12,038	924	1,845	12,817	14,662	3,600	11,062	2006	6/20/2011
Boston Heights, Ohio
Office Building	2,263	449	3,010	10	449	3,020	3,469	1,145	2,324	2011	10/20/2011
Parsippany, New Jersey (4)
Office Building	—	1,696	7,077	252	1,696	7,329	9,025	2,454	6,571	1984	10/28/2011
Dartmouth, Massachusetts
Retail Location	3,304	—	4,236	—	—	4,236	4,236	1,078	3,158	2011	11/18/2011
Springfield, Missouri
Retail Location	1,222	—	2,275	—	—	2,275	2,275	742	1,533	2005	12/13/2011
Pittsburgh, Pennsylvania
Office Building	2,326	281	3,205	743	281	3,948	4,229	1,271	2,958	1968	12/28/2011
Ashburn, Virginia
Office Building	6,052	706	7,858	—	705	7,859	8,564	2,314	6,250	2002	1/25/2012
Ottumwa, Iowa
Industrial Building	2,708	212	5,072	310	212	5,382	5,594	1,515	4,079	1970	5/30/2012
New Albany, Ohio
Office Building	6,908	1,658	8,746	—	1,658	8,746	10,404	2,760	7,644	2007	6/5/2012
Columbus, Georgia
Office Building	3,779	1,378	4,520	—	1,378	4,520	5,898	1,592	4,306	2012	6/21/2012
Columbus, Ohio (4)
Office Building	—	542	2,453	134	542	2,587	3,129	993	2,136	1981	6/28/2012
Jupiter, Florida (4)
Office Building	—	1,160	11,994	—	1,160	11,994	13,154	3,026	10,128	2011	9/26/2012
Fort Worth, Texas
Industrial Building	10,321	963	15,647	—	963	15,647	16,610	3,881	12,729	2005	11/8/2012
Columbia, South Carolina
Office Building	14,890	1,905	20,648	438	1,905	21,086	22,991	7,224	15,767	2010	11/21/2012
Egg Harbor, New Jersey
Office Building	2,949	1,627	3,017	315	1,627	3,332	4,959	964	3,995	1985	3/28/2013
Vance, Alabama (4)
Industrial Building	—	457	10,529	6,692	457	17,221	17,678	3,440	14,238	2013	5/9/2013
Blaine, Minnesota (5)
Office Building	7,193	1,060	10,518	(1,702)	842	9,034	9,876	3,327	6,549	2009	5/10/2013
Austin, Texas
Office Building	30,827	2,330	44,021	134	2,330	44,155	46,485	16,922	29,563	1999	7/9/2013
Allen, Texas
Office Building	7,620	2,699	7,945	1,467	2,699	9,412	12,111	3,357	8,754	1998	7/10/2013
Englewood, Colorado (4)
Office Building	—	1,503	11,739	208	1,503	11,947	13,450	3,652	9,798	2008	12/11/2013
Novi, Michigan
Industrial Building	3,701	352	5,626	—	352	5,626	5,978	1,365	4,613	1988	12/27/2013
Allen, Texas
Retail Building	2,728	874	3,634	—	874	3,634	4,508	849	3,659	2004	3/27/2014
Colleyville, Texas

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (3)	Year Construction/ Improvements	Date Acquired
Retail Building	2,518	1,277	2,424	—	1,277	2,424	3,701	591	3,110	2000	3/27/2014
Rancho Cordova, California (5)
Office Building	4,486	752	6,176	(541)	641	5,746	6,387	1,509	4,878	1986	4/22/2014
Coppell, Texas
Retail Building	2,900	1,448	3,349	—	1,448	3,349	4,797	765	4,032	2005	5/8/2014
Columbus, Ohio (4)
Office Building	—	990	8,017	2,860	990	10,877	11,867	3,058	8,809	1986	5/13/2014
Taylor, Pennsylvania
Industrial Building	21,600	3,101	25,405	1,248	3,101	26,653	29,754	5,283	24,471	2000/2006	6/9/2014
Aurora, Colorado (4)
Industrial Building	—	2,882	3,917	96	2,882	4,013	6,895	1,028	5,867	1983	7/1/2014
Indianapolis, Indiana
Office Building	5,455	502	6,422	1,859	498	8,285	8,783	2,152	6,631	1981/2014	9/3/2014
Denver, Colorado (4)
Industrial Building	—	1,621	7,071	243	1,621	7,314	8,935	1,646	7,289	1985	10/31/2014
Monroe, Michigan
Industrial Building	9,632	658	14,607	—	657	14,608	15,265	2,761	12,504	2004	12/23/2014
Monroe, Michigan
Industrial Building	6,742	460	10,225	—	460	10,225	10,685	1,933	8,752	2004	12/23/2014
Richardson, Texas
Office Building	12,991	2,728	15,372	1,135	2,728	16,507	19,235	4,086	15,149	1985/2008	3/6/2015
Birmingham, Alabama (4)
Office Building	—	650	2,034	60	650	2,094	2,744	567	2,177	1982/2010	3/20/2015
Dublin, Ohio
Office Building	3,800	1,338	5,058	1,086	1,338	6,144	7,482	1,374	6,108	1980/Various	5/28/2015
Draper, Utah
Office Building	11,930	3,248	13,129	74	3,248	13,203	16,451	2,998	13,453	2008	5/29/2015
Hapeville, Georgia
Office Building	6,845	2,272	8,778	263	2,272	9,041	11,313	1,801	9,512	1999/2007	7/15/2015
Villa Rica, Georgia
Industrial Building	3,477	293	5,277	18	293	5,295	5,588	1,030	4,558	2000/2014	10/20/2015
Taylorsville, Utah
Office Building	8,867	3,008	10,659	435	3,008	11,094	14,102	2,703	11,399	1997	5/26/2016
Fort Lauderdale, Florida
Office Building	12,625	4,117	15,516	3,378	4,117	18,894	23,011	3,664	19,347	1984	9/12/2016
King of Prussia, Pennsylvania
Office Building	14,401	3,681	15,739	473	3,681	16,212	19,893	2,918	16,975	2001	12/14/2016
Conshohocken, Pennsylvania
Office Building	10,095	1,996	10,880	—	1,996	10,880	12,876	1,532	11,344	1996	6/22/2017
Philadelphia, Pennsylvania
Industrial Building	14,924	5,896	16,282	27	5,906	16,299	22,205	2,669	19,536	1994/2011	7/7/2017
Maitland, Florida
Office Building	15,356	3,073	19,661	431	3,091	20,074	23,165	3,714	19,451	1998	7/31/2017
Maitland, Florida
Office Building	7,699	2,095	9,339	—	2,095	9,339	11,434	1,328	10,106	1999	7/31/2017
Columbus, Ohio
Office Building	8,939	1,926	11,410	(1)	1,925	11,410	13,335	1,723	11,612	2007	12/1/2017
Salt Lake City, Utah (4)
Office Building	—	4,446	9,938	771	4,446	10,709	15,155	1,606	13,549	2007	12/1/2017
Vance, Alabama (4)
Industrial Building	—	459	12,224	44	469	12,258	12,727	1,260	11,467	2018	3/9/2018
Columbus, Ohio
Industrial Building	4,524	681	6,401	—	681	6,401	7,082	756	6,326	1990	9/20/2018
Detroit, Michigan
Industrial Building	6,389	1,458	10,092	10	1,468	10,092	11,560	793	10,767	1997	10/30/2018
Detroit, Michigan (4)
Industrial Building	—	662	6,681	10	672	6,681	7,353	534	6,819	2002/2016	10/30/2018
Lake Mary, Florida
Office Building	10,316	3,018	11,756	87	3,020	11,841	14,861	1,023	13,838	1997/2018	12/27/2018
Moorestown, New Jersey (4)
Industrial Building	—	471	1,825	—	471	1,825	2,296	213	2,083	1991	2/8/2019
Indianapolis, Indiana (4)
Industrial Building	—	255	2,809	—	255	2,809	3,064	203	2,861	1989/2019	2/28/2019
Ocala, Florida (4)
Industrial Building	—	1,286	8,535	—	1,286	8,535	9,821	505	9,316	2001	4/5/2019
Ocala, Florida (4)
Industrial Building	—	725	4,814	253	725	5,067	5,792	285	5,507	1965/2007	4/5/2019
Delaware, Ohio (4)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate (3)	Year Construction/ Improvements	Date Acquired
Industrial Building	—	316	2,355	—	316	2,355	2,671	165	2,506	2005	4/30/2019
Tifton, Georgia
Industrial Building	8,467	—	15,190	1,725	1,725	15,190	16,915	785	16,130	1995/2003	6/18/2019
Denton, Texas (4)
Industrial Building	—	1,497	4,151	—	1,496	4,152	5,648	262	5,386	2012	7/30/2019
Temple, Texas (4)
Industrial Building	—	200	4,335	65	200	4,400	4,600	225	4,375	1973/2006	9/26/2019
Temple, Texas (4)
Industrial Building	—	296	6,425	99	296	6,524	6,820	334	6,486	1978/2006	9/26/2019
Indianapolis, Indiana (4)
Industrial Building	—	1,158	5,162	4	1,162	5,162	6,324	354	5,970	1967/1998	11/14/2019
Jackson, Tennessee
Industrial Building	4,656	311	7,199	—	311	7,199	7,510	250	7,260	2019	12/16/2019
Carrollton, Georgia
Industrial Building	4,138	291	6,720	—	292	6,719	7,011	225	6,786	2015/2019	12/17/2019
New Orleans, Louisiana
Industrial Building	3,706	2,168	4,667	(2)	2,166	4,667	6,833	256	6,577	1975	12/17/2019
San Antonio, Texas
Industrial Building	3,804	775	6,877	(2)	773	6,877	7,650	268	7,382	1985	12/17/2019
Port Allen, Louisiana
Industrial Building	2,819	292	3,411	(2)	291	3,410	3,701	168	3,533	1983/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	1,824	673	2,291	(3)	671	2,290	2,961	93	2,868	1998/2017	12/17/2019
Tucson, Arizona
Industrial Building	3,414	819	4,636	(2)	817	4,636	5,453	176	5,277	1987/1995/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	3,453	818	5,219	(4)	815	5,218	6,033	195	5,838	2000/2018	12/17/2019
Indianapolis, Indiana (4)
Industrial Building	—	489	3,956	206	493	4,158	4,651	137	4,514	1987	1/8/2020
Houston, Texas
Industrial Building	9,772	1,714	14,170	3	1,717	14,170	15,887	385	15,502	2000/2018	1/27/2020
Charlotte, North Carolina
Industrial Building	5,279	1,458	6,778	4	1,461	6,779	8,240	234	8,006	1995/1999/2006	1/27/2020
St. Charles, Missouri
Industrial Building	2,920	924	3,749	4	928	3,749	4,677	105	4,572	2012	1/27/2020
Crandall, Georgia
Industrial Building	17,224	2,711	26,632	115	2,711	26,747	29,458	641	28,817	2020	3/9/2020
Terre Haute, Indiana (4)
Industrial Building	—	502	8,076	—	502	8,076	8,578	81	8,497	2010	9/1/2020
Montgomery, Alabama (4)
Industrial Building	—	599	11,290	3	602	11,290	11,892	96	11,796	1990/1997	10/14/2020
Huntsville, Alabama
Industrial Building	10,348	1,445	15,040	—	1,445	15,040	16,485	21	16,464	2001	12/18/2020
Pittsburgh, Pennsylvania
Industrial Building	6,375	1,422	10,094	—	1,422	10,094	11,516	13	11,503	1994	12/21/2020
	$459,838	$142,993	$925,501	$71,711	$144,269	$995,936	$1,140,205	$231,876	$908,329
(1)The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land, building improvements and acquisition costs capitalized for asset acquisitions under ASC 360, which is $1,140.2 million.
(2)Depreciable life of all buildings is the shorter of the useful life of the asset or 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.
(3)The net real estate figure includes real estate held for sale as of December 31, 2020 of $8.1 million.
(4)These properties are in our unencumbered pool of assets on our Credit Facility.
(5)These properties were impaired during the year ended December 31, 2020.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	2020		2019		2018
Balance at beginning of period	$1,064,389		$949,822		$906,850
Additions:
Acquisitions during period	111,049		108,972		53,432
Improvements	11,696		10,580		4,824
Deductions:
Dispositions during period	(43,383)		(3,172)		(15,284)
Impairments during period	(3,546)		(1,813)		—
Balance at end of period	$1,140,205	(1)	$1,064,389	(2)	$949,822	(3)
(1)The real estate figure includes $11.5 million of real estate held for sale as of December 31, 2020.
(2)The real estate figure includes $7.4 million of real estate held for sale as of December 31, 2019.
(3)The real estate figure includes $3.2 million of real estate held for sale as of December 31, 2018.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	2020		2019		2018
Balance at beginning of period	$210,944		$178,475		$153,387
Additions during period	36,034		32,838		29,915
Dispositions during period	(15,102)		(369)		(4,827)
Balance at end of period	$231,876	(1)	$210,944	(2)	$178,475	(3)
(1)The accumulated depreciation figure includes $3.4 million of real estate held for sale as of December 31, 2020.
(2)The accumulated depreciation figure includes $3.4 million of real estate held for sale as of December 31, 2019.
(3)The accumulated depreciation figure includes $0.2 million of real estate held for sale as of December 31, 2018.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Annual Report on Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Annual Report on Form 10-K.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2020. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Election of Directors to Class of 2024,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and sub-caption “Code of Business Conduct and Ethics,” as well as from the information disclosed under the caption “Code of Ethics” included in Part I, item 1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2021 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1	The following financial statements are filed herewith:

Report of Management on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
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
3.9
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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (File No. 333-229209), filed January 11, 2019.
4.6	Form of Indenture, incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 (File No. 333-236143), filed January 29, 2020.
4.7	Description of the Registrant’s securities registered pursuant to Section 12 of the Exchange Act (filed herewith).
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

10.15
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, including Exhibit SFP thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 20, 2020.

10.16
Escrow Agreement, dated as of February 20, 2020, by and between Gladstone Commercial Corporation and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Escrow Agreement, dated as of February 20, 2020, by and between Gladstone Commercial Corporation and UMB Bank, National Association, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 20, 2020. 8-K (File No. 001-33097), filed February 20, 2020.

10.17
Sixth Amended and Restated Investment Advisory Agreement, dated as of July 14, 2020, by and between the Registrant and Gladstone Management Corporation. incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33097), filed July 27, 2020.

10.18
Third Amended and Restated Credit Agreement and Other Loan Documents, dated as of February 11, 2021, by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association, as lender and agent (filed herewith).

21	List of Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock and Senior Common Stock as of December 31, 2020.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and (v) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date:	February 16, 2021	By:	/s/ Michael Sodo
Michael Sodo
Chief Financial Officer
Date:	February 16, 2021	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 16, 2021	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date:	February 16, 2021	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date:	February 16, 2021	By:	/s/ Michael Sodo
Michael Sodo Chief Financial Officer (principal financial and accounting officer)

Date:	February 16, 2021	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date:	February 16, 2021	By:	/s/ Michela A. English
Michela A. English Director

Date:	February 16, 2021	By:	/s/ Paul Adelgren
Paul Adelgren Director

Date:	February 16, 2021	By:	/s/ John Outland
John Outland Director

Date:	February 16, 2021	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr. Director

Date:	February 16, 2021	By:	/s/ Caren D. Merrick
Caren D. Merrick Director