Form 10-Q
period 2021-03-31
GLADSTONE COMMERCIAL CORP
filed 2021-05-10
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 10, 2021 was 36,394,406.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Real estate, at cost	$1,143,960	$1,128,683
Less: accumulated depreciation	240,351	228,468
Total real estate, net	903,609	900,215
Lease intangibles, net	114,057	117,379
Real estate and related assets held for sale	—	8,498
Cash and cash equivalents	9,871	11,016
Restricted cash	4,734	5,060
Funds held in escrow	7,936	9,145
Right-of-use assets from operating leases	5,528	5,582
Deferred rent receivable, net	36,823	36,555
Other assets	5,785	4,458
TOTAL ASSETS	$1,088,343	$1,097,908
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$454,353	$456,177
Borrowings under Revolver, net	—	53,312
Borrowings under Term Loan, net	208,790	159,203
Deferred rent liability, net	20,126	20,633
Operating lease liabilities	5,646	5,687
Asset retirement obligation	3,113	3,086
Accounts payable and accrued expenses	5,448	4,459
Due to Adviser and Administrator (1)	3,225	2,960
Other liabilities	15,193	17,068
TOTAL LIABILITIES	$715,894	$722,585
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D and E redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 12,760,000 shares authorized, and 6,571,003 and 6,571,003 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (3)	$159,286	$159,286
TOTAL MEZZANINE EQUITY	$159,286	$159,286
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 706,152 and 750,372 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 60,290,000 shares authorized and 36,224,499 and 35,331,970 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (3)	36	35
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 26,000,000 shares authorized and 118,174 and 116,674 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (3)	—	—
Additional paid in capital	639,053	626,533
Accumulated other comprehensive income	(1,921)	(4,345)
Distributions in excess of accumulated earnings	(425,422)	(409,041)
TOTAL STOCKHOLDERS' EQUITY	$211,747	$213,183
OP Units held by Non-controlling OP Unitholders (3)	1,416	2,854
TOTAL EQUITY	$213,163	$216,037
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,088,343	$1,097,908
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Operating revenues
Lease revenue	$34,677	$33,619
Total operating revenues	$34,677	$33,619
Operating expenses
Depreciation and amortization	$16,710	$14,096
Property operating expenses	6,561	6,213
Base management fee (1)	1,444	1,412
Incentive fee (1)	1,236	1,055
Administration fee (1)	297	438
General and administrative	656	878
Total operating expenses	$26,904	$24,092
Other (expense) income
Interest expense	$(7,164)	$(7,252)
Loss on sale of real estate, net	(882)	(12)
Other income (expense)	311	(5)
Total other expense, net	$(7,735)	$(7,269)
Net income	$38	$2,258
Net loss attributable to OP Units held by Non-controlling OP Unitholders	41	9
Net income attributable to the Company	$79	$2,267
Distributions attributable to Series D, E, and F preferred stock	(2,847)	(2,678)
Distributions attributable to senior common stock	(187)	(208)
Net loss attributable to common stockholders	$(2,955)	$(619)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.08)	$(0.02)
Weighted average shares of common stock outstanding
Basic and Diluted	35,714,107	33,634,946
Earnings per weighted average share of senior common stock	$0.26	$0.26
Weighted average shares of senior common stock outstanding - basic	723,841	793,429
Comprehensive income
Change in unrealized gain (loss) related to interest rate hedging instruments, net	$2,424	$(2,528)
Other Comprehensive gain (loss)	2,424	(2,528)
Net income	$38	$2,258
Comprehensive income (loss)	$2,462	$(270)
Comprehensive loss attributable to OP Units held by Non-controlling OP Unitholders	41	9
Total comprehensive income (loss) available to the Company	$2,503	$(261)

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$38	$2,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,710	14,096
Loss on sale of real estate, net	882	12
Amortization of deferred financing costs	394	374
Amortization of deferred rent asset and liability, net	(1,395)	(462)
Amortization of discount and premium on assumed debt, net	14	15
Asset retirement obligation expense	27	26
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	13	13
Operating changes in assets and liabilities
Decrease in other assets	224	1,412
Increase in deferred rent receivable	(355)	(214)
Increase in accounts payable and accrued expenses	1,063	2,143
Increase in amount due to Adviser and Administrator	265	248
(Decrease) increase in other liabilities	(446)	1,124
Leasing commissions paid	(555)	(715)
Net cash provided by operating activities	$16,879	$20,330
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(10,846)	$(69,922)
Improvements of existing real estate	(1,669)	(2,031)
Proceeds from sale of real estate	5,106	3,947
Receipts from lenders for funds held in escrow	1,768	21
Payments to lenders for funds held in escrow	(559)	(766)
Receipts from tenants for reserves	1,215	435
Payments to tenants from reserves	(1,541)	(429)
Net cash used in investing activities	$(6,526)	$(68,745)
Cash flows from financing activities:
Proceeds from issuance of equity	$11,465	$28,296
Offering costs paid	(153)	(323)
Borrowings under mortgage notes payable	5,500	35,855
Payments for deferred financing costs	(584)	(382)
Principal repayments on mortgage notes payable	(7,497)	(3,162)
Borrowings from revolving credit facility	13,000	36,900
Repayments on revolving credit facility	(66,900)	(67,700)
Borrowings on term loan	50,000	37,700
(Decrease) increase in security deposits	(6)	12
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(16,649)	(15,738)
Net cash (used in) provided by financing activities	$(11,824)	$51,458
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,471)	$3,043
Cash, cash equivalents, and restricted cash at beginning of period	$16,076	$11,488
Cash, cash equivalents, and restricted cash at end of period	$14,605	$14,531
SUPPLEMENTAL AND NON-CASH INFORMATION
Tenant funded fixed asset improvements included in deferred rent liability, net	$1,102	$353
Acquisition of real estate and related intangible assets	$300	$1,541
Unrealized gain (loss) related to interest rate hedging instruments, net	$2,424	$(2,528)
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$788	$85

Non-controlling OP Units issued in connection with acquisition	$—	$502

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the three months ended March 31,
	2021	2020
Cash and cash equivalents	$9,871	$9,853
Restricted cash	4,734	4,678
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$14,605	$14,531

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission on February 16, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies during the three months ended March 31, 2021.

Recently Issued Accounting Pronouncements

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

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is the executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of March 31, 2021 and December 31, 2020, $3.2 million and $3.0 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator each July. During their July 2020 meeting, our Board of Directors amended and restated the Advisory Agreement and reviewed and renewed the Administration Agreement for an additional year, through August 31, 2021.

Base Management Fee

Under the previous version of the Advisory Agreement (that which was in place prior to the most recent amendment on July 14, 2020), the calculation of the annual base management fee equaled 1.5% of our Total Equity, which was our total stockholders’ equity plus total mezzanine equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges), adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee), and adjusted to include operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”). The fee was calculated and accrued quarterly as 0.375% per quarter of such Total Equity. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties, as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

On July 14, 2020, the Company amended and restated the Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Sixth Amended Advisory Agreement”), which replaced the previous calculation of the base management fee with a calculation based on Gross Tangible Real Estate. The revised base management fee will be payable quarterly in arrears and calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Sixth Amended Advisory Agreement as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Advisory Agreement remain unchanged. The revised base management fee calculation began with the fee calculations for the quarter ended September 30, 2020.

For the three months ended March 31, 2021 and 2020, we recorded a base management fee of $1.4 million and $1.4 million, respectively.

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

For the three months ended March 31, 2021 and 2020, we recorded an incentive fee of $1.2 million and $1.1 million, respectively. The Adviser did not waive any portion of the incentive fee for the three months ended March 31, 2021 or 2020.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2021 or 2020.

Termination Fee

The Advisory Agreement includes a termination fee clause whereby, in the event of our termination of the agreement without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the Advisory Agreement after we have defaulted and applicable cure periods have expired. The Advisory Agreement may also be terminated for cause by us (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions thereof, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our interim chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the three months ended March 31, 2021 and 2020, we recorded an administration fee of $0.3 million and $0.4 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We paid financing fees to Gladstone Securities of $14,000 during the three months ended March 31, 2021, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25% of the mortgage principal secured. We paid financing fees to Gladstone Securities of $89,637 during the three months ended March 31, 2020, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25% of the mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2021, at its July 2020 meeting.

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

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to Shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $3,375 to Gladstone Securities during the three months ended March 31, 2021 in connection with the Offering.

3. Loss Per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the three months ended March 31, 2021 and 2020. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted loss per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of loss would also be added back to net loss. Net loss figures are presented net of such non-controlling interests in the loss per share calculation.

We computed basic loss per share for the three months ended March 31, 2021 and 2020 using the weighted average number of shares outstanding during the respective periods. Diluted loss per share for the three months ended March 31, 2021 and 2020 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net loss attributable to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended March 31,
	2021	2020
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(2,955)	$(619)
Denominator for basic weighted average shares of common stock (1)	35,714,107	33,634,946
Basic loss per share of common stock	$(0.08)	$(0.02)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(2,955)	$(619)
Net loss attributable to common stockholders plus assumed conversions (2)	$(2,955)	$(619)
Denominator for basic weighted average shares of common stock (1)	35,714,107	33,634,946
Effect of convertible Senior Common Stock (2)	—	—
Denominator for diluted weighted average shares of common stock (2)	35,714,107	33,634,946
Diluted loss per share of common stock	$(0.08)	$(0.02)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 500,299 and 501,233 for the three months ended March 31, 2021 and 2020, respectively.
(2)We excluded convertible shares of Senior Common Stock of 592,156 and 654,942 from the calculation of diluted loss per share for the three months ended March 31, 2021 and 2020, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2021 and December 31, 2020, excluding real estate held for sale as of December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Real estate:
Land (1)	$143,559	$142,853
Building and improvements	930,480	916,601
Tenant improvements	69,921	69,229
Accumulated depreciation	(240,351)	(228,468)
Real estate, net	$903,609	$900,215
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $10.7 million and $9.0 million for the three months ended March 31, 2021 and 2020, respectively.
Acquisitions

We acquired one property during the three months ended March 31, 2021, and five properties during the three months ended March 31, 2020. The acquisitions are summarized below (dollars in thousands):

Three Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Costs
March 31, 2021	(1)	180,152	14.2 years	$11,146	$146	(3)
March 31, 2020	(2)	890,038	14.8 years	$71,965	$255	(3)
(1)On January 22, 2021, we acquired a 180,152 square foot property in Findlay, Ohio for $11.1 million. The property is fully leased to one tenant for 14.2 years.
(2)On January 8, 2020, we acquired a 64,800 square foot property in Indianapolis, Indiana for $5.3 million. The property is leased to three tenants, with a weighted average lease term of 7.2 years. On January 27, 2020, we acquired a 320,838 square foot, three-property portfolio in Houston, Texas, Charlotte, North Carolina, and St. Charles, Missouri for $34.7 million. The portfolio has a weighted average lease term of 20.0 years. On March 9, 2020, we acquired a 504,400 square foot property in Crandall, Georgia, for $32.0 million. This property is fully leased to one tenant for 10.5 years.
(3)During the three months ended March 31, 2021 and 2020, we capitalized $0.1 million and $0.3 million, respectively, of acquisition costs.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the three months ended March 31, 2021 and 2020, respectively, as follows (dollars in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Acquired assets and liabilities	Purchase price	Purchase price
Land	$258	$7,296	(1)
Building	8,759	54,000
Tenant Improvements	88	1,285
In-place Leases	817	4,442
Leasing Costs	803	4,261
Customer Relationships	294	2,223
Above Market Leases	127	210	(2)
Below Market Leases	—	(1,752)	(3)
Total Purchase Price	$11,146	$71,965
(1)This amount includes $2,711 of land value subject to a land lease agreement, which we may purchase for a nominal fee.
(2)This amount includes $53 of loans receivable included in Other assets on the condensed consolidated balance sheets.
(3)This amount includes $62 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the nine months ending December 31, 2021 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Nine Months Ending 2021	$84,350
2022	106,492
2023	99,927
2024	91,890
2025	85,229
2026	76,057
Thereafter	261,017
$804,962

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2021 and 2020, respectively (dollars in thousands):

	For the three months ended March 31,
	(Dollars in Thousands)
Lease revenue reconciliation	2021	2020	$ Change	% Change
Fixed lease payments	$30,757	$29,479	$1,278	4.3%
Variable lease payments	3,920	4,140	(220)	(5.3)%
	$34,677	$33,619	$1,058	3.1%

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of March 31, 2021 and December 31, 2020, excluding real estate held for sale as of December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$100,470	$(56,983)	$99,254	$(54,168)
Leasing costs	75,310	(39,751)	73,707	(37,801)
Customer relationships	68,851	(33,840)	68,268	(31,881)
	$244,631	$(130,574)	$241,229	$(123,850)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$15,203	$(10,883)	$15,076	$(10,670)
Below market leases and deferred revenue	(39,421)	19,295	(38,319)	17,686

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $6.0 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $1.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the three months ended March 31, 2021 and 2020, respectively, were as follows:

Intangible Assets & Liabilities	2021	2020
In-place leases	14.2	16.3
Leasing costs	14.2	16.3
Customer relationships	19.2	19.5
Above market leases	14.2	18.0
Below market leases	0.0	14.2
All intangible assets & liabilities	15.4	16.9

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the three months ended March 31, 2021, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the three months ended March 31, 2021, we sold two non-core properties, located in Rancho Cordova, California and Champaign, Illinois, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate loss on Sale of Real Estate, net
81,758	$5,473	$367	$(882)

Our dispositions during the three months ended March 31, 2021 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will such dispositions have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three months ended March 31, 2021, and 2020 (dollars in thousands):

	For the three months ended March 31,
	2021		2020
Operating revenue	$233		$227
Operating expense	113		188
Other expense, net	(1,622)	(1)	(59)
Loss from real estate and related assets sold	$(1,502)		$(20)
(1)Includes a $0.9 million loss on sale of real estate, net, on two property sales.

Real Estate Held for Sale

As of March 31, 2021, we did not have any properties classified as held for sale. At December 31, 2020, we had three properties classified as held for sale, located in Boston Heights, Ohio, Rancho Cordova, California, and Champaign, Illinois. Two of the properties were sold during the three months ended March 31, 2021. Our Boston Heights, Ohio property is classified as held and used as of March 31, 2021, as this property no longer meets the held for sale criteria.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

December 31, 2020
Assets Held for Sale
Total real estate held for sale	$8,114
Lease intangibles, net	384
Total Assets Held for Sale	$8,498

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the three months ended March 31, 2021 and did not recognize an impairment charge. We did not recognize an impairment charge during the three months ended March 31, 2020 after we evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired.

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

6. Mortgage Notes Payable and Credit Facility

Our $100.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), and $65.0 million new term loan facility (“Term Loan B”), are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of March 31, 2021 and December 31, 2020 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	March 31, 2021		March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2021
Mortgage and other secured loans:
Fixed rate mortgage loans	61		$433,262	$435,029	(1)	(2)
Variable rate mortgage loans	7		24,578	24,809	(3)	(2)
Premiums and discounts, net	-		(168)	(182)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(3,319)	(3,479)	N/A	N/A
Total mortgage notes payable, net	68		$454,353	$456,177	(4)
Variable rate revolving credit facility	49	(6)	$—	$53,900	LIBOR + 1.90%	7/2/2023
Total revolver	49		$—	$53,900
Variable rate term loan facility A	-	(6)	$160,000	$160,000	LIBOR + 1.85%	7/2/2024
Variable rate term loan facility B	-	(6)	50,000	—	LIBOR + 2.00%	2/11/2026
Deferred financing costs, term loan facility	-		(1,210)	(797)	N/A	N/A
Total term loan, net	N/A		$208,790	$159,203
Total mortgage notes payable and credit facility	117		$663,143	$669,280	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 53 mortgage notes payable with maturity dates ranging from 11/1/2021 through 8/1/2037.
(3)Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.35% to one month LIBOR + 2.75%. As of March 31, 2021, one month LIBOR was approximately 0.11%.
(4)The weighted average interest rate on the mortgage notes outstanding as of March 31, 2021 was approximately 4.22%.
(5)The weighted average interest rate on all debt outstanding as of March 31, 2021 was approximately 3.52%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 49 unencumbered properties as of March 31, 2021.
N/A - Not Applicable

Mortgage Notes Payable

As of March 31, 2021, we had 53 mortgage notes payable, collateralized by a total of 68 properties with a net book value of $685.4 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of March 31, 2021, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the three months ended March 31, 2021, we repaid one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$4,470	4.90%

During the three months ended March 31, 2021, we issued one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Issued		Interest Rate on Fixed Rate Debt
$5,500	(1)	3.24%
(1)On January 22, 2021, we issued $5.5 million of floating rate debt swapped to fixed debt of 3.24% in connection with one property acquisition.

We made payments of $0.6 million and $0.4 million for deferred financing costs during the three months ended March 31, 2021 and 2020, respectively.

Scheduled principal payments of mortgage notes payable for the nine months ending December 31, 2021, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Nine Months Ending December 31, 2021	$20,134
2022	105,766
2023	72,547
2024	45,574
2025	37,735
2026	43,048
Thereafter	133,036
Total	$457,840	(1)
(1)This figure does not include $(0.2) million of premiums and (discounts), net, and $3.3 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2021 and December 31, 2020, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at March 31, 2021 and December 31, 2020 (dollars in thousands):

		March 31, 2021		December 31, 2020
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,322	(1)	$226,920	$155	$177,060	$9
(1)We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 1.50% to 2.75%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements are recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at March 31, 2021 and December 31, 2020 (dollars in thousands):

March 31, 2021			December 31, 2020
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$74,060	$1,272	$(1,959)	$68,829	$—	$(3,055)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of gain (loss) recognized in Comprehensive Income
	Three Months Ended March 31,
	2021	2020
Derivatives in cash flow hedging relationships
Interest rate caps	$55	$(163)
Interest rate swaps	2,369	(2,365)
Total	$2,424	$(2,528)

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate caps	Other assets	$155	$9
Interest rate swaps	Other assets	1,272	—
Interest rate swaps	Other liabilities	(1,959)	(3,055)
Total derivative liabilities, net		$(532)	$(3,046)

The fair value of all mortgage notes payable outstanding as of March 31, 2021 was $466.0 million, as compared to the carrying value stated above of $454.4 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On July 2, 2019, we amended, extended and upsized our Credit Facility, expanding Term Loan A from $75.0 million to $160.0 million, and increasing our Revolver from $85.0 million to $100.0 million. Term Loan A has a maturity date of July 2, 2024, and the Revolver has a maturity date of July 2, 2023. The interest rate for the Credit Facility is equal to LIBOR plus a spread ranging from 125 to 215 basis points, depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan A, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. The bank syndicate is comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association.

On February 11, 2021, we added a new $65.0 million Term Loan B, inclusive of a $15.0 million delayed funding component. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points, plus a spread ranging from 140 to 225 basis points, depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR at 1.50%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of March 31, 2021, there was $50.0 million outstanding under Term Loan B, and we used all net proceeds to repay all outstanding borrowings on the Revolver.

As of March 31, 2021, there was $210.0 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 2.00%, and $18.8 million outstanding under letters of credit, at a weighted average interest rate of 1.90%. As of March 31, 2021, the maximum additional amount we could draw under the Credit Facility was $18.3 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2021.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2021.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the nine months ending December 31, 2021 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Nine Months Ending December 31, 2021	$360
2022	489
2023	492
2024	493
2025	494
2026	498
Thereafter	6,807
Total anticipated lease payments	$9,633
Less: amount representing interest	(3,987)
Present value of lease payments	$5,646

Rental expense incurred for properties with ground lease obligations during the three months ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 19.9 years and a weighted average discount rate of 5.32%.

Letters of Credit

As of March 31, 2021, there was $18.8 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Senior Common Stock
Balance, beginning of period	$1	$1
Issuance of senior common stock, net	—	—
Balance, end of period	$1	$1
Common Stock
Balance, beginning of period	$35	$32
Issuance of common stock, net	1	2
Balance, end of period	$36	$34
Series F Preferred Stock (1)
Balance, beginning of period	$—	$—
Issuance of Series F Preferred Stock, net	—	—
Balance, end of period	$—	$—
Additional Paid in Capital
Balance, beginning of period	$626,533	$571,205
Issuance of common stock and Series F Preferred Stock, net (1)	11,312	27,930
Redemption of OP Units	4,812	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(3,604)	97
Balance, end of period	$639,053	$599,232
Accumulated Other Comprehensive Income
Balance, beginning of period	$(4,345)	$(2,126)
Comprehensive income	2,424	(2,528)
Balance, end of period	$(1,921)	$(4,654)
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(409,041)	$(360,978)
Distributions declared to common, senior common, and preferred stockholders	(16,460)	(15,548)
Net income attributable to the Company	79	2,267
Balance, end of period	$(425,422)	$(374,259)
Total Stockholders' Equity
Balance, beginning of period	$213,183	$208,134
Issuance of common stock and Series F Preferred Stock, net (1)	11,313	27,932
Redemption of OP Units	4,812	—
Distributions declared to common, senior common, and preferred stockholders	(16,460)	(15,548)
Comprehensive income	2,424	(2,528)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(3,604)	97
Net income attributable to the Company	79	2,267
Balance, end of period	$211,747	$220,354
Non-Controlling Interest
Balance, beginning of period	$2,854	$2,903
Distributions declared to Non-controlling OP Unit holders	(189)	(189)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	502
Redemptions of OP Units	(4,812)	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	3,604	(97)
Net loss attributable to OP units held by Non-controlling OP Unitholders	(41)	(9)
Balance, end of period	$1,416	$3,110
Total Equity	$213,163	$223,464

(1)No shares of Series F Preferred Stock were outstanding prior to July 1, 2020.

Distributions

We paid the following distributions per share for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Common Stock and Non-controlling OP Units	$0.37545	$0.37545
Senior Common Stock	0.2625	0.2625
Series D Preferred Stock	0.4374999	0.4374999
Series E Preferred Stock	0.414063	0.4140630
Series F Preferred Stock	0.375	—	(1)
(1)Prior to July 1, 2020, Series F Preferred Stock distributions were declared, but not paid, as there were no Series F Preferred Stock shares outstanding on the applicable dividend record dates.

Recent Activity

Common Stock ATM Program

During the three months ended March 31, 2021, we sold 0.6 million shares of common stock, raising $11.3 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of March 31, 2021, we had remaining capacity to sell up to $172.5 million of common stock under the Common Stock ATM Program.

Mezzanine Equity

Both our 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) and 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) are classified as mezzanine equity in our condensed consolidated balance sheets because both are redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock is redeemable at the option of the shareholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a delisting event or change of control of greater than 50% will take place, and if we deem this probable, we would adjust the Series D Preferred Stock and Series E Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control greater than 50%, or a delisting event, is remote.

We did not have an active At-the-Market program for our Series D Preferred Stock during the three months ended March 31, 2021.

Series E Preferred Stock ATM Program

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock under the Series E Preferred Stock Sales Agreement during the three months ended March 31, 2021. As of March 31, 2021, we had remaining capacity to sell up to $92.8 million of Series E Preferred Stock under the Series E Preferred Stock Sales Agreement.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of March 31, 2021, we had the ability to issue up to $365.8 million of securities under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock. As of March 31, 2021, we had the ability to issue up to $797.1 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, the Company filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 1,500 shares of our Series F Preferred Stock, raising $0.03 million in net proceeds during the three months ended March 31, 2021. As of March 31, 2021, we had remaining capacity to sell up to $633.6 million of Series F Preferred Stock.

Non-controlling Interest in Operating Partnership

As of March 31, 2021 and December 31, 2020, we owned approximately 99.3% and 98.6%, respectively, of the outstanding OP Units. On March 31, 2021, we redeemed 246,039 OP Units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of March 31, 2021 and December 31, 2020, there were 256,994 and 503,033 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On April 13, 2021, our Board of Directors declared the following monthly distributions for the months of April, May and June of 2021:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series D Preferred Distributions per Share	Series E Preferred Distributions per Share
April 23, 2021	April 30, 2021	$0.12515	$0.1458333	$0.138021
May 19, 2021	May 28, 2021	0.12515	0.1458333	0.138021
June 18, 2021	June 30, 2021	0.12515	0.1458333	0.138021
		$0.37545	$0.4374999	$0.414063

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
April	May 6, 2021	$0.0875
May	June 4, 2021	0.0875
June	July 6, 2021	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
April 28, 2021	May 5, 2021	$0.125
May 26, 2021	June 4, 2021	0.125
June 28, 2021	July 6, 2021	0.125
		$0.375

Equity Activity

Subsequent to March 31, 2021 and through May 10, 2021, we raised $2.9 million in net proceeds from the sale of 140,259 shares of common stock under our common stock ATM Program and $0.2 million in net proceeds from the sale of 6,701 shares of Series F Preferred Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

All references to “we,” “our,” “us” and the “Company” in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where otherwise noted or where the context indicates that the term means only Gladstone Commercial Corporation.

General

We are an externally-advised real estate investment trust (“REIT”) that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements primarily for real estate having net leases with remaining terms of approximately seven to 15 years and contractual rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

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

As of May 10, 2021:

•we owned 120 properties totaling 15.5 million square feet of rentable space, located in 27 states;
•our occupancy rate was 95.5%;
•the weighted average remaining term of our mortgage debt was 4.3 years and the weighted average interest rate was 4.22%; and
•the average remaining lease term of the portfolio was 7.1 years.

Business Environment

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and widespread infection continues in the United States and many parts of the world. The rapid spread of the coronavirus identified as COVID-19 resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. These measures and the pandemic have caused a significant national and global economic downturn, disrupted business operations, including those of certain of our tenants, significantly increased unemployment and underemployment levels, and are expected to have an adverse effect on office demand for space in the short term, at a minimum. The demand for industrial space has continued due to the continuing growth of e-commerce and appears to be partially counterbalancing the adverse effects of COVID-19 on the commercial real estate industry. Industrial absorption increased on a nominal basis in 2020, compared to 2019, according to research reports. Construction activity for the industrial sector remains strong as at year end 2020 there was 327 million square feet under construction with 38% of the space pre-leased. Investment sales volume across all product types, but especially office and retail, in recent months is lower year over year, as compared to 2019, as a direct result of COVID-19. Research reports also report that the office sector experienced over 100 million square feet of negative absorption during 2020.

Interest rates have been volatile, although they remain low by historical standards. While the yield on the 10 year US Treasury Note has risen significantly during the past two quarters, the increase in mortgage interest rates has been more muted. Many lenders implemented interest rate floors and widened spreads when interest rates plummeted last year. Some of the recent increase in rates has been absorbed by the interest rate floors and lenders tightening spreads as economic conditions improve. After completing the 11th year of the current cycle, some national research firms had been estimating that both pricing and investment sales volume would be peaking and the national economy would be slowing in the near term, prior to the rapid spread of COVID-19. Year-end research reports reflect the investment sales volume is lower than 2020, but sales prices for most product types have increased. Global recessionary conditions may occur over the next 12-24 months as a direct result of the COVID-19 pandemic, although the actual impact and duration are unknown. See “Impact of COVID-19 on Our Business” below for the impact on the COVID-19 pandemic on our business.

From a more macro-economic perspective, there continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact, including adequate production, distribution and acceptance of vaccines, the extent and duration of social distancing and the adoption of shelter-in-place orders, or reversal of reopening orders, and the ongoing impact of COVID-19 on business and economic activity.

Impact of COVID-19 on Our Business

The extent to which the COVID-19 pandemic may impact our business, financial condition, liquidity, results of operations, funds from operations or prospects will depend on numerous evolving factors that we are not able to predict at this time, including the duration and long-term scope of the pandemic; the adequate production, distribution and acceptance of vaccinations; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic (such as the effect on market rental rates and commercial real estate values) and actions taken in response; the effect on our tenants and their businesses; the ability of our tenants to make their rental payments; any closures of our tenants’ properties; and our ability to secure debt financing, service future debt obligations or pay distributions to our stockholders. Any of these events could materially adversely impact our business, financial condition, liquidity, results of operations, funds from operations or prospects.

As of May 10, 2021, we have collected 98% of all outstanding April 2021 cash base rent obligations and approximately 98% of March 2021 cash base rent obligations. We have received and may receive additional rent modification requests in future periods from our tenants. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. These industries, among certain others, have generally been severely impacted by the COVID-19. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to economic issues, including as a result of COVID-19, in any one geographic market or area. We also have a cap on industry sector concentration to further diversify our portfolio and mitigate risk.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on February 11, 2021, we added a new $65.0 million term loan component, inclusive of a $15.0 million delayed funding component. We have had numerous conversations with lenders and credit continues to be available for well capitalized borrowers. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

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

Other Business Environment Considerations

The short-term and long-term economic implications of the Biden Administration’s economic program are unknown at this time, inclusive of any subsequent shift in policy, new regulations or the long-term impact of infrastructure spending and tax reform in the U.S. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term, particularly with the ongoing discussions regarding additional fiscal stimulus as well as other geopolitical issues relating to the global economic slowdown has increased domestic and global instability. These developments could cause interest rates and borrowing costs to be volatile, which may adversely affect our ability to access both the equity and debt markets and could have an adverse impact on our tenants as well.
All of our variable rate debt is based upon one-month LIBOR, although LIBOR is currently anticipated to be phased out by June 2023. LIBOR is expected to transition to a new standard rate, SOFR, which will incorporate repo data collected from multiple data sets. The intent is to adjust the SOFR to minimize differences between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition, as we cannot assess whether SOFR will become a standard rate for variable rate debt. Any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based debt, or the value of our portfolio of LIBOR-indexed, floating-rate debt.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have five partially vacant buildings and two fully vacant buildings.

Our available vacant space at March 31, 2021 represents 4.5% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $4.0 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our $100.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent), which matures in July 2023, our $160.0 million term loan facility (“Term Loan A”), which matures in July 2024 and our $65.0 million term loan facility (“Term Loan B”), with a $15.0 million delayed draw component, which matures in February 2026. We refer to the Revolver, Term Loan A and Term Loan B collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market, (the “CMBS market”), to issue mortgages to finance our real estate activities.

Recent Developments

Sale Activity

During the three months ended March 31, 2021, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeploy proceeds to either fund property acquisitions located in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the three months ended March 31, 2021, we sold two non-core properties, located in Rancho Cordova, California and Champaign, Illinois, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate loss on Sale of Real Estate, net
81,758	$5,473	$367	$(882)

Acquisition Activity

During the three months ended March 31, 2021, we acquired one industrial property located in Findlay, Ohio, which is summarized below (dollars in thousands):

Square Footage	Lease Term	Purchase Price	Capitalized Acquisition Expenses	Annualized GAAP Fixed Lease Payments	Debt Issued
180,152	14.2 years	$11,146	$146	$921	$5,500

Leasing Activity

During and subsequent to the three months ended March 31, 2021, we executed five lease extensions and/or modifications, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
451,917	7.6 years	$3,051	$1,422	$655

During the three months ended March 31, 2021, we had five lease contractions or terminations, which are summarized below (dollars in thousands):

Aggregate Square Footage Reduced (1)	Aggregate Accelerated Rent
300,641	$1,167
(1)We have signed leases with two replacement tenants for 211,408 square feet with no downtime.

Financing Activity

During the three months ended March 31, 2021, we repaid one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$4,470	4.90%

During the three months ended March 31, 2021, we issued one mortgage, collateralized by one property, which is summarized below (dollars in thousands):

Fixed Rate Debt Issued		Interest Rate on Fixed Rate Debt
$5,500	(1)	3.24%
(1)On January 22, 2021, we issued $5.5 million of floating rate debt swapped to fixed debt of 3.24% in connection with one property acquisition.

Equity Activities

Common Stock ATM Program

During the three months ended March 31, 2021, we sold 0.6 million shares of common stock, raising $11.3 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of March 31, 2021, we had remaining capacity to sell up to $172.5 million of common stock under the Common Stock ATM Program.

Preferred Series E ATM Program

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock under the Series E Preferred Stock Sales Agreement during the three months ended March 31, 2021. As of March 31, 2021, we had remaining capacity to sell up to $92.8 million of Series E Preferred Stock under the Series E Preferred Stock Sales Agreement.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of March 31, 2021, we had the ability to issue up to $365.8 million of securities under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our 6.00% Series F Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share (the “Series F Preferred Stock”). As of March 31, 2021, we had the ability to issue up to $797.1 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of Common Stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as Common Stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 1,500 shares of our Series F Preferred Stock, raising $0.03 million in net proceeds during the three months ended March 31, 2021. As of March 31, 2021, we had remaining capacity to sell up to $633.6 million of Series F Preferred Stock.

Non-controlling Interest in Operating Partnership

As of March 31, 2021 and December 31, 2020, we owned approximately 99.3% and 98.6%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”). On March 31, 2021, we redeemed 246,039 OP Units for an equivalent amount of common stock.

As of March 31, 2021 and December 31, 2020, there were 256,994 and 503,033 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”) seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the three months ended March 31, 2021, our largest tenant comprised only 2.7% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the three months ended March 31,
	2021		2020
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$5,586	16.0%	$5,600	16.6%
Diversified/Conglomerate Services	4,690	13.5	4,137	12.3
Healthcare	4,248	12.3	4,107	12.2
Automobile	2,721	7.8	3,847	11.4
Banking	2,543	7.3	2,487	7.4
Personal, Food & Miscellaneous Services	2,475	7.1	1,500	4.5
Buildings and Real Estate	2,343	6.8	2,109	6.3
Diversified/Conglomerate Manufacturing	1,998	5.8	1,183	3.5
Information Technology	1,652	4.8	1,715	5.1
Beverage, Food & Tobacco	1,477	4.3	976	2.9
Chemicals, Plastics & Rubber	1,088	3.1	948	2.8
Machinery	991	2.9	1,296	3.9
Personal & Non-Durable Consumer Products	617	1.8	612	1.8
Containers, Packaging & Glass	593	1.7	533	1.6
Childcare	573	1.7	557	1.7
Electronics	412	1.2	1,335	4.0
Printing & Publishing	348	1.0	346	1.0
Education	201	0.6	210	0.6
Home & Office Furnishings	121	0.3	121	0.4
Total	$34,677	100.0%	$33,619	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three months ended March 31, 2021 and 2020 (dollars in thousands):

State	Lease Revenue for the three months ended March 31, 2021	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2021	Lease Revenue for the three months ended March 31, 2020	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2020
Florida	$4,223	12.2%	11	$4,230	12.6%	11
Texas	4,130	11.9	13	5,054	15.0	16
Pennsylvania	3,821	11.0	10	3,398	10.1	9
Ohio	3,760	10.8	16	3,651	10.9	15
Georgia	2,669	7.7	9	2,248	6.7	9
Utah	1,891	5.5	4	1,960	5.8	4
North Carolina	1,850	5.3	7	1,449	4.3	8
Colorado	1,784	5.1	3	847	2.5	3
Alabama	1,585	4.6	5	900	2.7	3
Michigan	1,573	4.5	6	1,573	4.7	6
All Other States	7,391	21.4	45	8,309	24.7	44
Total	$34,677	100.0%	129	$33,619	100.0%	128

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Gladstone Administration, LLC, a Delaware limited liability company (our “Administrator”) are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator, as well as president and chief investment officer of our Adviser. Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator and assistant secretary of our Adviser. Mr. Robert Cutlip, our president, also serves as the executive vice president of commercial and industrial real estate of our Adviser. Our Administrator employs our interim chief financial officer, treasurer, chief compliance officer, general counsel and secretary, Michael LiCalsi (who also serves as our Administrator’s president, general counsel, and secretary, as well as executive vice president of administration of our Adviser) and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland. With the exception of Mr. Gary Gerson, our interim chief financial officer, Mr. Jay Beckhorn, our treasurer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of Mr. Cutlip and Mr. Gerson, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land Corporation. Mr. Cutlip and Mr. Gerson do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

Advisory and Administration Agreements

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is the executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below.

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

Base Management Fee

On July 14, 2020, the Company amended and restated the previous Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Sixth Amended Advisory Agreement”). The Sixth Amended Advisory Agreement replaced the previous calculation of the base management fee with a calculation based on Gross Tangible Real Estate. The revised base management fee will be payable quarterly in arrears and calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Sixth Amended Advisory Agreement as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Amended Agreement remain unchanged. The revised base management fee calculation began with the fee calculations for the quarter ended September 30, 2020.

Under the version of the Advisory Agreement in place prior to the July 14, 2020 amendment and restatement, the calculation of the annual base management fee equaled 1.5% of our Total Equity, which was our total stockholders’ equity plus total mezzanine equity (before giving effect to the base management fee and incentive fee), adjusted to exclude the effect of any unrealized gains or losses that do not affect realized net income (including impairment charges), adjusted for any one-time events and certain non-cash items (the later to occur for a given quarter only upon the approval of our Compensation Committee), and adjusted to include OP Units held by Non-controlling OP Unitholders. The fee was calculated and accrued quarterly as 0.375% per quarter of such Total Equity amount. Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2021 or 2020.

Termination Fee

The Advisory Agreement includes a termination fee clause whereby, in the event of our termination of the agreement without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the agreement after the Company has defaulted and applicable cure periods have expired. The agreement may also be terminated for cause by us (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the agreement to include if the Adviser breaches any material provisions of the agreement, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our interim chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the appropriate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements.

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2021 (our “2020 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2021.

Results of Operations

The weighted average yield on our total portfolio, which was 8.1% and 8.4% as of March 31, 2021 and 2020, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2021 and 2020 is below (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2021	2020	$ Change	% Change
Operating revenues
Lease revenue	$34,677	$33,619	$1,058	3.1%
Total operating revenues	$34,677	$33,619	$1,058	3.1%
Operating expenses
Depreciation and amortization	$16,710	$14,096	$2,614	18.5%
Property operating expenses	6,561	6,213	348	5.6%
Base management fee	1,444	1,412	32	2.3%
Incentive fee	1,236	1,055	181	17.2%
Administration fee	297	438	(141)	(32.2)%
General and administrative	656	878	(222)	(25.3)%
Total operating expenses	$26,904	$24,092	$2,812	11.7%
Other (expense) income
Interest expense	$(7,164)	$(7,252)	$88	(1.2)%
Loss on sale of real estate, net	(882)	(12)	(870)	7,250.0%
Other income (expense)	311	(5)	316	(6,320.0)%
Total other expense, net	$(7,735)	$(7,269)	$(466)	6.4%
Net income	$38	$2,258	$(2,220)	(98.3)%
Distributions attributable to Series D, E, and F preferred stock	(2,847)	(2,678)	(169)	6.3%
Distributions attributable to senior common stock	(187)	(208)	21	(10.1)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(2,996)	$(628)	$(2,368)	377.1%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.08)	$(0.02)	$(0.06)	300.0%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$14,596	$13,480	$1,116	8.3%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$14,783	$13,688	$1,095	8.0%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.40	$0.39	$0.01	2.6%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.40	$0.39	$0.01	2.6%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2020, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2019. Properties with vacancy are properties that were fully vacant or had greater than 5.0% vacancy, based on square footage, at any point subsequent to January 1, 2020.

Operating Revenues

	For the three months ended March 31,
	(Dollars in Thousands)
Lease Revenues	2021	2020	$ Change	% Change
Same Store Properties	$29,133	$27,674	$1,459	5.3%
Acquired & Disposed Properties	3,047	1,819	1,228	67.5%
Properties with Vacancy	2,497	4,126	(1,629)	(39.5)%
	$34,677	$33,619	$1,058	3.1%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three months ended March 31, 2021 from the comparable 2020 period, primarily due to accelerated rent of $1.2 million earned at three of our properties for tenants that early terminated their leases during the three months ended March 31, 2021. We signed leases with replacement tenants for equivalent square footage for two of these properties with no downtime during the three months ended March 31, 2021. This was partially offset by a decrease in operating expense recoveries on our triple net leased properties and base year leased properties, as many of our tenants have incurred fewer operating expenses, due to the COVID-19 pandemic during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Lease revenues increased for acquired and disposed of properties for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, because we acquired 10 properties during and subsequent to March 31, 2020, partially offset by a loss of lease revenues from eight properties we sold during and subsequent to the three months ended March 31, 2020 pursuant to our capital recycling program. Lease revenues decreased for our properties with vacancy for the three months ended March 31, 2021 due to increased vacancy in our portfolio.

Operating Expenses

Depreciation and amortization increased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to depreciation on capital projects completed subsequent to the three months ended March 31, 2020, coupled with depreciation on the 10 properties acquired during and subsequent to the three months ended March 31, 2020, partially offset by decreased depreciation on the eight properties sold during and subsequent to the three months ended March 31, 2020.

	For the three months ended March 31,
	(Dollars in Thousands)
Property Operating Expenses	2021	2020	$ Change	% Change
Same Store Properties	$4,434	$4,705	$(271)	(5.8)%
Acquired & Disposed Properties	293	355	(62)	(17.5)%
Properties with Vacancy	1,834	1,153	681	59.1%
	$6,561	$6,213	$348	5.6%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The decrease in property operating expenses for same store properties for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is a result of a decrease in our property operating expenses at our triple net leased properties and base year leased properties, as our tenants incurred fewer expenses during the three months ended March 31, 2021 due to the COVID-19 pandemic. The increase in property operating expenses for acquired and disposed of properties for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is primarily a result of increased property operating expenses from 10 properties acquired during and subsequent to March 31, 2020, partially offset by a reduction of operating expenses from eight properties sold during and subsequent to March 31, 2020. The increase in property operating expenses for properties with vacancy for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is a result of increased vacancy in our portfolio.

The base management fee paid to the Adviser increased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to an increase in Gross Tangible Real Estate over the three months ended March 31, 2021 as compared to the increase in Total Shareholders’ Equity during the three months ended March 31, 2020. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to a higher pre-incentive fee Core FFO. The increase in FFO is a result of an increase in total operating revenues coupled with a decrease in interest expense, but partially offset by an increase in property operating expenses. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to our Administrator incurring fewer costs that are allocated to the Company. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses decreased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily as a result of a decrease in due diligence costs for properties that were not acquired.

Other Income and Expenses

Interest expense decreased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This decrease was primarily a result of a decrease in interest rates on our LIBOR based variable rate debt, as the three months ended March 31, 2021 had lower average LIBOR due to central banks having accommodating monetary policy, due to the COVID-19 pandemic, as compared to the three months ended March 31, 2020.

Loss on sale of real estate, net, for the three months ended March 31, 2021, is attributable to two non-core office assets located in Champaign, Illinois, and Rancho Cordova, California, being sold during the period. Loss on sale of real estate, net, for the three months ended March 31, 2020 is attributable to one non-core office asset located in Charlotte, North Carolina being sold during the period.

Net Loss Attributable to Common Stockholders and Non-controlling OP Unitholders

Net loss attributable to common stockholders and Non-controlling OP Unitholders increased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to the increase in depreciation and amortization expense due to asset acquisition activity during and subsequent to March 31, 2020, coupled with an increase in property operating expenses due to increased vacancy in our portfolio, but partially offset by an increase in lease revenues due to acquisition activity during and subsequent to March 31, 2020.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Revolver and issuing additional equity securities. Our available liquidity as of March 31, 2021, was $28.2 million, consisting of approximately $9.9 million in cash and cash equivalents and available borrowing capacity of $18.3 million under our Credit Facility. Our available borrowing capacity under the Credit Facility remains at $18.3 million as of May 10, 2021.

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

Equity Capital

During the three months ended March 31, 2021, we raised net proceeds of $11.3 million of common equity under our Common Stock ATM Program at a net weighted average per share price of $18.49. We used these proceeds to fund acquisitions, pay down outstanding debt and for other general corporate purposes. We did not sell any of our Series E Preferred Stock under our Series E Preferred Stock Sales Agreement during the three months ended March 31, 2021. We raised net proceeds of $0.03 million from sales of our Series F Preferred Stock during the three months ended March 31, 2021.

As of May 10, 2021, we had the ability to raise up to $362.9 million of additional equity capital through the sale and issuance of securities that are registered under the 2019 Universal Shelf, in one or more future public offerings. Of the $362.9 million of available capacity under our 2019 Universal Shelf, approximately $169.6 million is reserved for additional sales under our Common Stock ATM Program, and approximately $92.8 million is reserved for additional sales under our Series E Preferred

Stock Sales Agreement as of May 10, 2021. We expect to continue to use our at-the-market programs as a source of liquidity for the remainder of 2021.

As of May 10, 2021, we had the ability to raise up to $796.9 million of additional equity capital through the sale and issuance of securities that are registered under the 2020 Universal Shelf, in one or more future public offerings. Of the $796.9 million of available capacity under our 2020 Universal Shelf, approximately $633.4 million is reserved for the sale of our Series F Preferred Stock as of May 10, 2021.

Debt Capital

As of March 31, 2021, we had 53 mortgage notes payable in the aggregate principal amount of $457.8 million, collateralized by a total of 68 properties with a remaining weighted average maturity of 4.4 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2021 was 4.22%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of March 31, 2021, we had mortgage debt in the aggregate principal amount of $20.1 million payable during the remainder of 2021 and $105.8 million payable during 2022. The 2021 principal amount payable includes both amortizing principal payments and two balloon principal payments due during the remaining nine months of 2021. We anticipate being able to refinance our mortgages that come due during 2021 and 2022 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. In addition, we have raised substantial equity under our at-the-market programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2021, was $16.9 million, as compared to net cash provided by operating activities of $20.3 million for the three months ended March 31, 2020. This change was primarily a result of an increase in property operating expenses, due to increased vacancy in our portfolio, partially offset by increased operating revenues from our 10 property acquisitions completed during and subsequent to March 31, 2020, coupled with contractual lease revenue increases on the in-place portfolio. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021, was $6.5 million, which primarily consisted of one property acquisition, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of two properties. Net cash used in investing activities during the three months ended March 31, 2020, was $68.7 million, which primarily consisted of five property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of one property.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2021, was $11.8 million, which primarily consisted of the repayment of $7.5 million of outstanding mortgage debt, repayment of $53.9 million on our Credit Facility, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $11.5 million of common and preferred equity, borrowings from our new Term Loan B of $50.0 million, and the issuance of $5.5 million of new mortgage debt. Net cash provided by financing activities for the three months ended March 31, 2020, was $51.5 million, which primarily consisted of $35.9 million in new mortgage borrowings coupled with the issuance of $28.3 million of common equity, partially offset by $3.2 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders.

Credit Facility

On July 2, 2019, we amended, extended and upsized our Credit Facility, expanding Term Loan A from $75.0 million to $160.0 million, and increasing our Revolver from $85.0 million to $100.0 million. Term Loan A has a maturity date of July 2, 2024, and the Revolver has a maturity date of July 2, 2023. The interest rate for the Credit Facility is equal to LIBOR plus a spread ranging from 125 to 215 basis points depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan A, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. The bank syndicate is comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association.

On February 11, 2021, we added Term Loan B, a new $65.0 million term loan component to our Credit Facility, inclusive of a $15.0 million delayed funding component. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points plus a spread ranging from 140 to 225 basis points depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR at 1.50%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of March 31, 2021, there was $50.0 million outstanding under Term Loan B, and we used all net proceeds to repay all outstanding borrowings on the Revolver.

As of March 31, 2021, there was $210.0 million outstanding under our Credit Facility at a weighted average interest rate of approximately 2.00% and $18.8 million outstanding under letters of credit at a weighted average interest rate of 1.90%. As of May 10, 2021, the maximum additional amount we could draw under the Credit Facility was $18.3 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2021.

For discussion on the impact COVID-19 has had on our liquidity and capital resources, refer to the Impact of COVID-19 on Our Business section under Business Environment.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$667,840	$23,519	$180,627	$289,755	$173,939
Interest on Debt Obligations (2)	90,048	22,536	35,675	19,052	12,785
Operating Lease Obligations (3)	9,633	482	983	987	7,181
Purchase Obligations (4)	3,902	2,610	1,292	—	—
	$771,423	$49,147	$218,577	$309,794	$193,905
(1)Debt obligations represent borrowings under our Revolver, which represents $0.0 million of the debt obligation due in 2023, our Term Loan A, which represents $160.0 million of the debt obligation due in 2024, our Term Loan B, which represents $50.0 million of the debt obligation due in 2026 and mortgage notes payable that were outstanding as of March 31, 2021. This figure does not include $(0.2) million of premiums and (discounts), net and $4.5 million of deferred financing costs, net, which are reflected in mortgage notes payable, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of March 31, 2021.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at ten of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2021.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2021 and 2020, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2021	2020
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$38	$2,258
Less: Distributions attributable to preferred and senior common stock	(3,034)	(2,886)
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(2,996)	$(628)
Adjustments:
Add: Real estate depreciation and amortization	$16,710	$14,096
Add: Loss on sale of real estate, net	882	12
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$14,596	$13,480
Weighted average common shares outstanding - basic	35,714,107	33,634,946
Weighted average Non-controlling OP Units outstanding	500,299	501,233
Total common shares and Non-controlling OP Units	36,214,406	34,136,179
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.40	$0.39
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$38	$2,258
Less: Distributions attributable to preferred and senior common stock	(3,034)	(2,886)
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(2,996)	$(628)
Adjustments:
Add: Real estate depreciation and amortization	$16,710	$14,096
Add: Income impact of assumed conversion of senior common stock	187	208
Add: Loss on sale of real estate, net	882	12
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$14,783	$13,688
Weighted average common shares outstanding - basic	35,714,107	33,634,946
Weighted average Non-controlling OP Units outstanding	500,299	501,233
Effect of convertible senior common stock	592,156	654,942
Weighted average common shares and Non-controlling OP Units outstanding - diluted	36,806,562	34,791,121
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.40	$0.39
Distributions declared per share of common stock and Non-controlling OP Unit	$0.37545	$0.37545

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2021, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of March 31, 2021. As of March 31, 2021, our effective average LIBOR was 0.11%. Given that a 1%, 2%, or 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net decrease to Net Income
1% Increase to LIBOR	2,378	(2,378)
2% Increase to LIBOR	4,436	(4,436)
3% Increase to LIBOR	5,400	(5,400)

As of March 31, 2021, the fair value of our mortgage debt outstanding was $466.0 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at March 31, 2021, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $16.3 million and $17.4 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2021.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loan or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. Additionally, we believe that there may be minimal impact on our variable rate debt, which is based upon one month LIBOR, as a result of the expected transition from LIBOR to SOFR. We are currently monitoring the transition and the potential risks to us. We may also enter into derivative financial instruments such as interest rate swaps and caps to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, our management, including our chief executive officer and interim chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and interim chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There are no material changes to risks associated with our business or investment in our securities from those previously set forth in the reports described above.

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
10.1
Third Amended and Restated Credit Agreement and Other Loan Documents, dated as of February 11, 2021, by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association, as lender and agent, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-33097), filed February 16, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of March 31, 2021.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	May 10, 2021	By:	/s/ Gary Gerson
Gary Gerson
Interim Chief Financial Officer

Date:	May 10, 2021	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors