Form 10-Q
period 2021-06-30
GLADSTONE COMMERCIAL CORP
filed 2021-08-09
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Not Applicable
(Former name, former address and formal fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GOOD	Nasdaq Global Select Market
6.625% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share	GOODN	Nasdaq Global Select Market
6.00% Series G Cumulative Redeemable Preferred Stock, par value $0.001 per share	GOODO	Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 9, 2021 was 36,749,677.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate, at cost	$1,152,302	$1,128,683
Less: accumulated depreciation	249,797	228,468
Total real estate, net	902,505	900,215
Lease intangibles, net	111,084	117,379
Real estate and related assets held for sale	—	8,498
Cash and cash equivalents	14,632	11,016
Restricted cash	4,607	5,060
Funds held in escrow	8,268	9,145
Right-of-use assets from operating leases	5,473	5,582
Deferred rent receivable, net	37,713	36,555
Other assets	4,942	4,458
TOTAL ASSETS	$1,089,224	$1,097,908
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$451,188	$456,177
Borrowings under Revolver, net	—	53,312
Borrowings under Term Loan, net	208,871	159,203
Deferred rent liability, net	19,371	20,633
Operating lease liabilities	5,604	5,687
Asset retirement obligation	3,142	3,086
Accounts payable and accrued expenses	7,957	4,459
Due to Adviser and Administrator (1)	3,089	2,960
Other liabilities	15,000	17,068
TOTAL LIABILITIES	$714,222	$722,585
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D, E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 13,250,445 and 12,760,000 shares authorized; and 7,061,448 and 6,571,003 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (3)	$170,278	$159,286
TOTAL MEZZANINE EQUITY	$170,278	$159,286
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 665,519 and 750,372 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 59,799,555 and 60,290,000 shares authorized; and 36,638,029 and 35,331,970 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (3)	36	35
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 26,000,000 shares authorized and 162,759 and 116,674 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (3)	—	—
Additional paid in capital	648,112	626,533
Accumulated other comprehensive income	(2,641)	(4,345)
Distributions in excess of accumulated earnings	(442,122)	(409,041)
TOTAL STOCKHOLDERS' EQUITY	$203,386	$213,183
OP Units held by Non-controlling OP Unitholders (3)	1,338	2,854
TOTAL EQUITY	$204,724	$216,037
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,089,224	$1,097,908
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating revenues
Lease revenue	$33,371	$33,525	$68,047	$67,145
Total operating revenues	$33,371	$33,525	$68,047	$67,145
Operating expenses
Depreciation and amortization	$14,191	$14,182	$30,901	$28,278
Property operating expenses	6,910	6,295	13,471	12,508
Base management fee (1)	1,452	1,389	2,896	2,801
Incentive fee (1)	1,039	1,119	2,274	2,173
Administration fee (1)	338	395	634	833
General and administrative	1,073	752	1,729	1,630
Impairment charge	—	1,721	—	1,721
Total operating expense before incentive fee waiver	$25,003	$25,853	$51,905	$49,944
Incentive fee waiver (1)	$(16)	$—	$(16)	$—
Total operating expenses	$24,987	$25,853	$51,889	$49,944
Other (expense) income
Interest expense	$(6,486)	$(6,716)	$(13,650)	$(13,968)
Loss on sale of real estate, net	—	—	(882)	(12)
Other income	223	9	534	4
Total other expense, net	$(6,263)	$(6,707)	$(13,998)	$(13,976)
Net income	$2,121	$965	$2,160	$3,225
Net loss attributable to OP Units held by Non-controlling OP Unitholders	21	28	63	37
Net income attributable to the Company	$2,142	$993	$2,223	$3,262
Distributions attributable to Series D, E, and F preferred stock	(2,856)	(2,688)	(5,703)	(5,366)
Series D preferred stock offering costs write off	(2,141)	—	(2,141)	—
Distributions attributable to senior common stock	(177)	(204)	(364)	(411)
Net loss attributable to common stockholders	$(3,032)	$(1,899)	$(5,985)	$(2,515)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.08)	$(0.06)	$(0.17)	$(0.07)
Weighted average shares of common stock outstanding
Basic and Diluted	36,394,767	33,939,826	36,056,317	33,787,386
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52
Weighted average shares of senior common stock outstanding - basic	676,941	776,718	700,262	785,074
Comprehensive income
Change in unrealized (loss) gain related to interest rate hedging instruments, net	$(720)	$(481)	$1,704	$(3,009)
Other Comprehensive (loss) gain	(720)	(481)	1,704	(3,009)
Net income	$2,121	$965	$2,160	$3,225
Comprehensive income	$1,401	$484	$3,864	$216
Comprehensive loss attributable to OP Units held by Non-controlling OP Unitholders	21	28	63	37
Total comprehensive income available to the Company	$1,422	$512	$3,927	$253

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,160	$3,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,901	28,278
Impairment charge	—	1,721
Loss on sale of real estate, net	882	12
Amortization of deferred financing costs	671	793
Amortization of deferred rent asset and liability, net	(1,997)	(975)
Amortization of discount and premium on assumed debt, net	27	29
Asset retirement obligation expense	56	49
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	26	26
Operating changes in assets and liabilities
Decrease in other assets	743	1,606
Increase in deferred rent receivable	(1,201)	(672)
Increase in accounts payable and accrued expenses	3,183	1,105
Increase in amount due to Adviser and Administrator	129	424
(Decrease) increase in other liabilities	(437)	941
Tenant inducement payments	(20)	—
Leasing commissions paid	(724)	(1,139)
Net cash provided by operating activities	$34,399	$35,423
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(19,041)	$(69,922)
Improvements of existing real estate	(3,208)	(3,872)
Proceeds from sale of real estate	5,106	3,947
Receipts from lenders for funds held in escrow	1,889	41
Payments to lenders for funds held in escrow	(1,012)	(1,220)
Receipts from tenants for reserves	2,372	1,284
Payments to tenants from reserves	(2,833)	(962)
Deposits on future acquisitions	(400)	—
Net cash used in investing activities	$(17,127)	$(70,704)
Cash flows from financing activities:
Proceeds from issuance of equity	$120,806	$30,785
Offering costs paid	(3,804)	(358)
Redemption of Series D perpetual preferred stock	(87,739)	—
Borrowings under mortgage notes payable	5,500	35,855
Payments for deferred financing costs	(614)	(397)
Principal repayments on mortgage notes payable	(10,905)	(24,391)
Borrowings from revolving credit facility	15,000	73,900
Repayments on revolving credit facility	(68,900)	(83,200)
Borrowings on term loan	50,000	37,700
(Decrease) increase in security deposits	(6)	12
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(33,447)	(31,562)
Net cash (used in) provided by financing activities	$(14,109)	$38,344
Net increase in cash, cash equivalents, and restricted cash	$3,163	$3,063
Cash, cash equivalents, and restricted cash at beginning of period	$16,076	$11,488
Cash, cash equivalents, and restricted cash at end of period	$19,239	$14,551
SUPPLEMENTAL AND NON-CASH INFORMATION
Tenant funded fixed asset improvements included in deferred rent liability, net	$1,162	$1,357

Acquisition of real estate and related intangible assets	$300	$1,541
Unrealized gain (loss) related to interest rate hedging instruments, net	$1,704	$(3,009)
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$1,367	$14
Non-controlling OP Units issued in connection with acquisition	$—	$502
Series D Preferred Stock offering cost write off	$2,141	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the six months ended June 30,
	2021	2020
Cash and cash equivalents	$14,632	$9,563
Restricted cash	4,607	4,988
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$19,239	$14,551

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission on February 16, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies during the three and six months ended June 30, 2021.

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

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is the executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of June 30, 2021 and December 31, 2020, $3.1 million and $3.0 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator each July. During their July 2021 meeting, our Board of Directors amended and restated the Advisory Agreement and reviewed and renewed the Administration Agreement for an additional year, through August 31, 2022.

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

On July 14, 2020, we amended and restated the Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between us and the Adviser (the “Sixth Amended Advisory Agreement”), which replaced the previous calculation of the base management fee with a calculation based on Gross Tangible Real Estate. The revised base management fee will be payable quarterly in arrears and calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Sixth Amended Advisory Agreement as the current gross value of our property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Advisory Agreement remain unchanged. The revised base management fee calculation began with the fee calculations for the quarter ended September 30, 2020.

For the three and six months ended June 30, 2021, we recorded a base management fee of $1.5 million and $2.9 million, respectively. For the three and six months ended June 30, 2020, we recorded a base management fee of $1.4 million and $2.8 million, respectively.

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

For the three and six months ended June 30, 2021, we recorded an incentive fee of $1.0 million and $2.3 million, respectively, partially offset by credits related to unconditional voluntary and irrevocable waivers issued by the Adviser of $0.02 million and $0.02 million, respectively, resulting in a net incentive fee for the three and six months ended June 30, 2021 of $1.0 million and $2.3 million, respectively. For the three and six months ended June 30, 2020, we recorded an incentive fee of $1.1 million and $2.2 million, respectively. The Adviser did not waive any portion of the incentive fee for the three and six months ended June 30, 2020.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2021 or 2020.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the three and six months ended June 30, 2021, we recorded an administration fee of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2020, we recorded an administration fee of $0.4 million and $0.8 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three months ended June 30, 2021, but we paid financing fees to Gladstone Securities of $14,000 during the six months ended June 30, 2021, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25% of the mortgage principal secured. We did not pay financing fees to Gladstone Securities during the three months ended June 30, 2020, but we paid financing fees to Gladstone Securities of $89,637 during the six months ended June 30, 2020, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25% of the mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2022, at its July 2021 meeting.

Dealer Manager Agreement

On February 20, 2020 we entered into a dealer manager agreement (the “Dealer Manager Agreement”), whereby Gladstone Securities will act as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”), on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. The Series F Preferred Stock is registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-236143), as the same may be amended and/or supplemented (the “Registration Statement”), under the Securities Act of 1933, as amended, and will be offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020 relating to the Registration Statement (the “Prospectus”).

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, will provide certain sales, promotional and marketing services to us in connection with the Offering, and we will pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.1 million to Gladstone Securities during the six months ended June 30, 2021 in connection with the Offering.

3. Loss Per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the three and six months ended June 30, 2021 and 2020. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted loss per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of loss would also be added back to net loss. Net loss figures are presented net of such non-controlling interests in the loss per share calculation.

We computed basic loss per share for the three and six months ended June 30, 2021 and 2020 using the weighted average number of shares outstanding during the respective periods. Diluted loss per share for the three and six months ended June 30, 2021 and 2020 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net loss attributable to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(3,032)	$(1,899)	$(5,985)	$(2,515)
Denominator for basic weighted average shares of common stock (1)	36,394,767	33,939,826	36,056,317	33,787,386
Basic loss per share of common stock	$(0.08)	$(0.06)	$(0.17)	$(0.07)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(3,032)	$(1,899)	$(5,985)	$(2,515)
Net loss attributable to common stockholders plus assumed conversions (2)	$(3,032)	$(1,899)	$(5,985)	$(2,515)
Denominator for basic weighted average shares of common stock (1)	36,394,767	33,939,826	36,056,317	33,787,386
Effect of convertible Senior Common Stock (2)	—	—	—	—
Denominator for diluted weighted average shares of common stock (2)	36,394,767	33,939,826	36,056,317	33,787,386
Diluted loss per share of common stock	$(0.08)	$(0.06)	$(0.17)	$(0.07)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 256,994 and 377,975 for the three and six months ended June 30, 2021, respectively, and 503,033 and 502,133 for the three and six months ended June 30, 2020, respectively.
(2)We excluded convertible shares of Senior Common Stock of 558,038 and 650,055 from the calculation of diluted loss per share for the three and six months ended June 30, 2021 and 2020, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2021 and December 31, 2020, excluding real estate held for sale as of December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Real estate:
Land (1)	$145,163	$142,853
Building and improvements	937,203	916,601
Tenant improvements	69,936	69,229
Accumulated depreciation	(249,797)	(228,468)
Real estate, net	$902,505	$900,215
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $9.4 million and $20.2 million for the three and six months ended June 30, 2021, respectively. Real estate depreciation expense on building and tenant improvements was $9.2 million and $18.2 million for the three and six months ended June 30, 2020, respectively.
Acquisitions

We acquired two properties during the six months ended June 30, 2021, and five properties during the six months ended June 30, 2020. The acquisitions are summarized below (dollars in thousands):

Six Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Costs
June 30, 2021	(1)	205,352	13.5 years	$19,341	$216	(3)
June 30, 2020	(2)	890,038	14.8 years	$71,965	$255	(3)
(1)On January 22, 2021, we acquired a 180,152 square foot property in Findlay, Ohio for $11.1 million. The property is fully leased to one tenant for 14.2 years. On June 17, 2021, we acquired a 25,200 square foot property in Baytown, Texas for $8.2 million. The property is fully leased to one tenant for 12.6 years.

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
(3)During the six months ended June 30, 2021 and 2020, we capitalized $0.2 million and $0.3 million, respectively, of acquisition costs.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the six months ended June 30, 2021 and 2020, respectively, as follows (dollars in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Acquired assets and liabilities	Purchase price	Purchase price
Land	$1,862	$7,296	(1)
Building	14,277	54,000
Tenant Improvements	103	1,285
In-place Leases	1,127	4,442
Leasing Costs	1,153	4,261
Customer Relationships	455	2,223
Above Market Leases	364	210	(2)
Below Market Leases	—	(1,752)	(3)
Total Purchase Price	$19,341	$71,965
(1)This amount includes $2,711 of land value subject to a land lease agreement, which we may purchase for a nominal fee.
(2)This amount includes $53 of loans receivable included in Other assets on the condensed consolidated balance sheets.
(3)This amount includes $62 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the six months ending December 31, 2021 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Six Months Ending 2021	$54,410
2022	108,578
2023	101,489
2024	94,907
2025	88,320
2026	79,278
Thereafter	279,143
$806,125

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and six months ended June 30, 2021 and 2020, respectively (dollars in thousands):

	For the three months ended June 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2021	2020	$ Change	% Change
Fixed lease payments	$29,345	$29,690	$(345)	(1.2)%
Variable lease payments	4,026	3,835	191	5.0%
	$33,371	$33,525	$(154)	(0.5)%

	For the six months ended June 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2021	2020	$ Change	% Change
Fixed lease payments	$60,101	$59,169	$932	1.6%
Variable lease payments	7,946	7,976	(30)	(0.4)%
	$68,047	$67,145	$902	1.3%

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of June 30, 2021 and December 31, 2020, excluding real estate held for sale as of December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$100,779	$(58,955)	$99,254	$(54,168)
Leasing costs	76,602	(41,224)	73,707	(37,801)
Customer relationships	69,012	(35,130)	68,268	(31,881)
	$246,393	$(135,309)	$241,229	$(123,850)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$15,460	$(11,097)	$15,076	$(10,670)
Below market leases and deferred revenue	(39,481)	20,110	(38,319)	17,686

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $4.7 million and $10.7 million for the three and six months ended June 30, 2021, respectively, and $5.0 million and $10.1 million for the three and six months ended June 30, 2020, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $0.8 million and $2.4 million for the three and six months ended June 30, 2021, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2020, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2021 and 2020, respectively, were as follows:

Intangible Assets & Liabilities	2021	2020
In-place leases	13.5	16.3
Leasing costs	13.5	16.3
Customer relationships	21.1	19.5
Above market leases	13.5	18.0
Below market leases	0.0	14.2
All intangible assets & liabilities	15.3	16.9

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the six months ended June 30, 2021, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the six months ended June 30, 2021, we sold two non-core properties, located in Rancho Cordova, California and Champaign, Illinois, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate loss on Sale of Real Estate, net
81,758	$5,473	$367	$(882)

Our dispositions during the six months ended June 30, 2021 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will such dispositions have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and six months ended June 30, 2021, and 2020 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021		2020
Operating revenue	$7	$227	$240		$454
Operating expense	4	178	117		365
Other expense, net	—	(59)	(1,622)	(1)	(118)
Income (loss) from real estate and related assets sold	$3	$(10)	$(1,499)		$(29)
(1)Includes a $0.9 million loss on sale of real estate, net, on two property sales.

Real Estate Held for Sale

As of June 30, 2021, we did not have any properties classified as held for sale. At December 31, 2020, we had three properties classified as held for sale, located in Boston Heights, Ohio, Rancho Cordova, California, and Champaign, Illinois. Two of the properties were sold during the six months ended June 30, 2021. Our Boston Heights, Ohio property is classified as held and used as of June 30, 2021, as this property no longer meets the held for sale criteria.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

December 31, 2020
Assets Held for Sale
Total real estate held for sale	$8,114
Lease intangibles, net	384
Total Assets Held for Sale	$8,498

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the six months ended June 30, 2021 and did not recognize an impairment charge. We recognized an impairment charge of $1.7 million during the six months ended June 30, 2020 on one held and used asset, located in Blaine, Minnesota. In performing our impairment testing, the undiscounted cash flows for this asset were below the carrying value, so we impaired the asset and wrote it down to its fair value, which we determined using third party purchase offers.

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

Our mortgage notes payable and Credit Facility as of June 30, 2021 and December 31, 2020 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	June 30, 2021		June 30, 2021	December 31, 2020	June 30, 2021	June 30, 2021
Mortgage and other secured loans:
Fixed rate mortgage loans	61		$430,108	$435,029	(1)	(2)
Variable rate mortgage loans	7		24,324	24,809	(3)	(2)
Premiums and discounts, net	-		(155)	(182)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(3,089)	(3,479)	N/A	N/A
Total mortgage notes payable, net	68		$451,188	$456,177	(4)
Variable rate revolving credit facility	49	(6)	$—	$53,900	LIBOR + 1.90%	7/2/2023
Total revolver	49		$—	$53,900
Variable rate term loan facility A	-	(6)	$160,000	$160,000	LIBOR + 1.85%	7/2/2024
Variable rate term loan facility B	-	(6)	50,000	—	LIBOR + 2.00%	2/11/2026
Deferred financing costs, term loan facility	-		(1,129)	(797)	N/A	N/A
Total term loan, net	N/A		$208,871	$159,203
Total mortgage notes payable and credit facility	117		$660,059	$669,280	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 53 mortgage notes payable with maturity dates ranging from 11/1/2021 through 8/1/2037.
(3)Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.35% to one month LIBOR + 2.75%. As of June 30, 2021, one month LIBOR was approximately 0.10%.
(4)The weighted average interest rate on the mortgage notes outstanding as of June 30, 2021 was approximately 4.20%.
(5)The weighted average interest rate on all debt outstanding as of June 30, 2021 was approximately 3.50%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 49 unencumbered properties as of June 30, 2021.
N/A - Not Applicable

Mortgage Notes Payable

As of June 30, 2021, we had 53 mortgage notes payable, collateralized by a total of 68 properties with a net book value of $676.5 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of June 30, 2021, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the six months ended June 30, 2021, we repaid one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$4,470	4.90%

During the six months ended June 30, 2021, we issued one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Issued		Interest Rate on Fixed Rate Debt
$5,500	(1)	3.24%
(1)On January 22, 2021, we issued $5.5 million of floating rate debt swapped to fixed debt of 3.24% in connection with one property acquisition.

We did not make any payments for deferred financing costs during the three months ended June 30, 2021 but made payments of $0.6 million for deferred financing costs during the six months ended June 30, 2021. We did not make any payments for deferred financing costs during the three months ended June 30, 2020 but made payments of $0.4 million for deferred financing costs during the six months ended June 30, 2020.

Scheduled principal payments of mortgage notes payable for the six months ending December 31, 2021, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Six Months Ending December 31, 2021	$16,870
2022	105,898
2023	72,371
2024	45,601
2025	37,763
2026	42,892
Thereafter	133,037
Total	$454,432	(1)
(1)This figure does not include $(0.2) million of premiums and (discounts), net, and $3.1 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2021 and December 31, 2020, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at June 30, 2021 and December 31, 2020 (dollars in thousands):

		June 30, 2021		December 31, 2020
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,322	(1)	$218,778	$123	$177,060	$9
(1)We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 1.50% to 2.75%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements are recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at June 30, 2021 and December 31, 2020 (dollars in thousands):

June 30, 2021			December 31, 2020
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$73,779	$515	$(1,891)	$68,829	$—	$(3,055)

The following tables present the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of (loss) gain recognized in Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives in cash flow hedging relationships
Interest rate caps	$(31)	$(143)	$23	$(307)
Interest rate swaps	(689)	(338)	1,681	(2,702)
Total	$(720)	$(481)	$1,704	$(3,009)

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate caps	Other assets	$123	$9
Interest rate swaps	Other assets	515	—
Interest rate swaps	Other liabilities	(1,891)	(3,055)
Total derivative liabilities, net		$(1,253)	$(3,046)

The fair value of all mortgage notes payable outstanding as of June 30, 2021 was $462.8 million, as compared to the carrying value stated above of $451.2 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On July 2, 2019, we amended, extended and upsized our Credit Facility, expanding Term Loan A from $75.0 million to $160.0 million, and increasing our Revolver from $85.0 million to $100.0 million. Term Loan A has a maturity date of July 2, 2024, and the Revolver has a maturity date of July 2, 2023. The interest rate for the Credit Facility is equal to LIBOR plus a spread ranging from 125 to 215 basis points, depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan A, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. The Credit Facility’s bank syndicate is comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association.

On February 11, 2021, we added a new $65.0 million Term Loan B, inclusive of a $15.0 million delayed funding component. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points, plus a spread ranging from 140 to 225 basis points, depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR at 1.50%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of June 30, 2021, there was $50.0 million outstanding under Term Loan B, and we used all net proceeds to repay all outstanding borrowings on the Revolver.

As of June 30, 2021, there was $210.0 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 1.99%, and $18.1 million outstanding under letters of credit, at a weighted average interest rate of 1.90%. As of June 30, 2021, the maximum additional amount we could draw under the Credit Facility was $22.9 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2021.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2021.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the six months ending December 31, 2021 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Six Months Ending December 31, 2021	$243
2022	489
2023	492
2024	493
2025	494
2026	498
Thereafter	6,807
Total anticipated lease payments	$9,516
Less: amount representing interest	(3,912)
Present value of lease payments	$5,604

Rental expense incurred for properties with ground lease obligations during the three and six months ended June 30, 2021 was $0.1 million and $0.2 million, respectively, and during the three and six months ended June 30, 2020 was $0.1 million and $0.3 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 19.8 years and a weighted average discount rate of 5.32%.

Letters of Credit

As of June 30, 2021, there was $18.1 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$36	$34	$35	$32
Issuance of common stock, net	—	—	1	2
Balance, end of period	$36	$34	$36	$34
Series F Preferred Stock (1)
Balance, beginning of period	$—	$—	$—	$—
Issuance of Series F preferred stock, net	—	—	—	—
Balance, end of period	$—	$—	$—	$—
Additional Paid in Capital
Balance, beginning of period	$639,053	$599,232	$626,533	$571,205
Issuance of common stock and Series F preferred stock, net (1)	9,099	508	20,411	28,438
Redemption of OP Units	—	—	4,812	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(40)	1	(3,644)	98
Balance, end of period	$648,112	$599,741	$648,112	$599,741
Accumulated Other Comprehensive Income
Balance, beginning of period	$(1,921)	$(4,654)	$(4,345)	$(2,126)
Comprehensive income	(720)	(481)	1,704	(3,009)
Balance, end of period	$(2,641)	$(5,135)	$(2,641)	$(5,135)
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(425,422)	$(374,259)	$(409,041)	$(360,978)
Distributions declared to common, senior common, and preferred stockholders	(16,701)	(15,634)	(33,163)	(31,184)
Redemption of Series D preferred stock, net	(2,141)	—	(2,141)	—
Net income attributable to the Company	2,142	993	2,223	3,262
Balance, end of period	$(442,122)	$(388,900)	$(442,122)	$(388,900)
Total Stockholders' Equity
Balance, beginning of period	$211,747	$220,354	$213,183	$208,134
Issuance of common stock and Series F preferred stock, net (1)	9,099	508	20,412	28,440
Redemption of OP Units	—	—	4,812	—
Redemption of Series D preferred stock, net	(2,141)	—	(2,141)	—
Distributions declared to common, senior common, and preferred stockholders	(16,701)	(15,634)	(33,163)	(31,184)
Comprehensive income	(720)	(481)	1,704	(3,009)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(40)	1	(3,644)	98
Net income attributable to the Company	2,142	993	2,223	3,262
Balance, end of period	$203,386	$205,741	$203,386	$205,741
Non-Controlling Interest
Balance, beginning of period	$1,416	$3,110	$2,854	$2,903
Distributions declared to Non-controlling OP Unit holders	(97)	(189)	(285)	(378)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	—	502
Redemptions of OP Units	—	—	(4,812)	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	40	(1)	3,644	(98)
Net loss attributable to OP units held by Non-controlling OP Unitholders	(21)	(28)	(63)	(37)
Balance, end of period	$1,338	$2,892	$1,338	$2,892
Total Equity	$204,724	$208,633	$204,724	$208,633

(1)No shares of Series F Preferred Stock were outstanding prior to July 1, 2020.

Distributions

We paid the following distributions per share for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,			For the six months ended June 30,
	2021	2020		2021	2020
Common Stock and Non-controlling OP Units	$0.37545	$0.37545		$0.75090	$0.75090
Senior Common Stock	0.2625	0.2625		0.5250	0.5250
Series D Preferred Stock	0.4374999	0.4374999		0.8749998	0.8749998
Series E Preferred Stock	0.414063	0.414063		0.828126	0.828126
Series F Preferred Stock	0.375	0.375	(1)	0.750	0.375	(1)
(1)Prior to July 1, 2020, Series F Preferred Stock distributions were declared, but not paid, as there were no Series F Preferred Stock shares outstanding on the applicable dividend record dates.

Recent Activity

Amendment to Articles of Restatement

On June 23, 2021, we filed with the State Department of Assessments and Taxation of Maryland (“SDAT”) the Articles Supplementary (i) setting forth the rights, preferences and terms of our newly designated 6.00% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) and (ii) reclassifying and designating 4,000,000 shares of our authorized and unissued shares of common stock as shares of Series G Preferred Stock.

Amendment to Operating Partnership Agreement

On June 23, 2021, the Operating Partnership adopted the Third Amendment to its Second Amended and Restated Agreement of Limited Partnership, including Exhibit SGP thereto (collectively, the “Amendment”), as amended from time to time, establishing the rights, privileges, and preferences of 6.00% Series G Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series G Term Preferred Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series G Term Preferred Units as are issued shares of Series G Preferred Stock by the Company in connection with the offering of Series G Preferred Stock upon the Company’s contribution to the Operating Partnership of the net proceeds of the offering of Series G Preferred Stock. Generally, the Series G Preferred Units provided for under the Amendment have preferences, distribution rights, and other provisions substantially equivalent to those of the Series G Preferred Stock.

Series G Preferred Stock Offering

On June 28, 2021, we completed an underwritten public offering of 4,000,000 shares of our newly designated Series G Preferred Stock at a public offering price of $25.00 per share, raising $100.0 million in gross proceeds and approximately $96.6 million in net proceeds, after payment of underwriting discounts and commissions. We used the net proceeds from this offering to voluntarily redeem all outstanding shares of our 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”).

Common Stock ATM Program

During the six months ended June 30, 2021, we sold 1.0 million shares of common stock, raising $19.4 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of June 30, 2021, we had remaining capacity to sell up to $164.3 million of common stock under the Common Stock ATM Program.

Mezzanine Equity

Our Series D Preferred Stock, 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), and Series G Preferred Stock are classified as mezzanine equity in our condensed consolidated balance sheets because all three are redeemable at the option of the shareholder upon a change of control of greater than 50%. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock and Series G Preferred Stock are redeemable at the option of the applicable shareholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a delisting event or change of control of greater than 50% will take place, and if we deem this probable, we would adjust the Series E Preferred Stock, and Series G Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control greater than 50%, or a delisting event, is remote.

Series D Preferred Stock Redemption

On June 30, 2021, we voluntarily redeemed all 3,509,555 outstanding shares of our Series D Preferred Stock at a redemption price of $25.1458333 per share, which represented the liquidation preference per share, plus accrued and unpaid dividends through June 30, 2021, for an aggregate redemption price of approximately $88.3 million. In connection with this redemption, we recognized a $2.1 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred upon issuance of our Series D Preferred Stock.

Series E Preferred Stock ATM Program

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock under the Series E Preferred Stock Sales Agreement during the six months ended June 30, 2021. As of June 30, 2021, we had remaining capacity to sell up to $92.8 million of Series E Preferred Stock under the Series E Preferred Stock Sales Agreement.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of June 30, 2021, we had the ability to issue up to $357.6 million of securities under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock. As of June 30, 2021, we had the ability to issue up to $696.0 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 46,049 shares of our Series F Preferred Stock, raising $1.0 million in net proceeds during the six months ended June 30, 2021. As of June 30, 2021, we had remaining capacity to sell up to $632.5 million of Series F Preferred Stock.

Non-controlling Interest in Operating Partnership

As of June 30, 2021 and December 31, 2020, we owned approximately 99.3% and 98.6%, respectively, of the outstanding OP Units. During the six months ended June 30, 2021, we redeemed 246,039 OP Units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of June 30, 2021 and December 31, 2020, there were 256,994 and 503,033 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On July 13, 2021, our Board of Directors declared the following monthly distributions for the months of July, August and September of 2021:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
July 23, 2021	July 30, 2021	$0.12515	$0.138021	$0.125
August 23, 2021	August 31, 2021	0.12515	0.138021	0.125
September 22, 2021	September 30, 2021	0.12515	0.138021	0.125
		$0.37545	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
July	August 6, 2021	$0.0875
August	September 3, 2021	0.0875
September	October 6, 2021	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
July 28, 2021	August 6, 2021	$0.125
August 25, 2021	September 3, 2021	0.125
September 29, 2021	October 6, 2021	0.125
		$0.375

Equity Activity

Equity Issuances

Subsequent to June 30, 2021 and through August 9, 2021, we raised $2.1 million in net proceeds from the sale of 95,218 shares of common stock under our Common Stock ATM Program and $1.7 million in net proceeds from the sale of 74,560 shares of Series F Preferred Stock.

Articles Supplementary Reclassifying Remaining Series D Preferred Stock

On August 5, 2021, we filed Articles Supplementary (the “Reclassification Articles Supplementary”) with the SDAT, pursuant to which our board of directors reclassified and designated the remaining 2,490,445 shares of authorized but unissued Series D Preferred Stock as additional shares of common stock. After giving effect to the filing of the Reclassification Articles Supplementary, our authorized capital stock consists of 62,290,000 shares of common stock, 6,760,000 shares of Series E Preferred Stock, 26,000,000 shares of Series F Preferred Stock, 4,000,000 shares of Series G Preferred Stock, and 950,000 shares of senior common stock. The Reclassification Articles Supplementary did not increase our authorized shares of capital stock.

Financing

On July 20, 2021, we drew the remaining $15.0 million available under our Term Loan B to fund our Pacific, Missouri acquisition.

Acquisitions

On July 21, 2021, we purchased a four property, 80,604 square foot industrial portfolio in Pacific, Missouri, for $22.1 million. These properties are fully leased to one tenant on a triple net basis with a remaining lease term of 17.4 years.

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

As of August 9, 2021:

•we owned 125 properties totaling 15.6 million square feet of rentable space, located in 27 states;
•our occupancy rate was 96.5%;
•the weighted average remaining term of our mortgage debt was 4.1 years and the weighted average interest rate was 4.20%; and
•the average remaining lease term of the portfolio was 7.3 years.

Business Environment

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and widespread infection continues in the United States and many parts of the world. The rapid spread of the coronavirus identified as COVID-19 resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. These measures and the pandemic have caused a significant national and global economic downturn, disrupted business operations, including those of certain of our tenants, significantly increased unemployment and underemployment levels, and are expected to have an adverse effect on office demand for space in the short term, at a minimum. The demand for industrial space has continued due to the continuing growth of e-commerce and appears to be partially counterbalancing the adverse effects of COVID-19 on the commercial real estate industry. Industrial absorption increased on a nominal basis in 2020, compared to 2019, according to research reports and continues to be strong through the second quarter of 2021. Construction activity for the industrial sector remains strong as at year end 2020 there was 327 million square feet under construction with 38% of the space pre-leased. Investment sales volume across all product types, but especially office and retail, in recent months is lower year over year, as compared to 2019, as a direct result of COVID-19. Research reports also report that the office sector experienced over 100 million square feet of negative absorption during 2020, and an additional approximately 35 million square feet of negative absorption during the first quarter of 2021.

Interest rates remain volatile in response to competing concerns about inflationary pressures and the spread and effect of COVID-19 variants. However, they remain low by historical standards. Since increasing by 91% during the first quarter of the year, the yield on the 10 year U.S. Treasury has declined to 1.30%, representing a smaller year-to-date increase of 37%. After completing the 11th year of the current cycle, some national research firms had been estimating that both pricing and investment sales volume would be peaking and the national economy would be slowing in the near term, prior to the rapid spread of COVID-19. Year-end 2020 research reports reflect the investment sales volume is lower than 2020, but sales prices for most product types have increased. Global recessionary conditions may occur over the next 12-24 months as a direct result of the COVID-19 pandemic, although the actual impact and duration are unknown. See “Impact of COVID-19 on Our Business,” below.

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

Impact of COVID-19 on Our Business

The extent to which the COVID-19 pandemic may impact our business, financial condition, liquidity, results of operations, funds from operations or prospects will depend on numerous evolving factors that we are not able to predict at this time, including the duration and long-term scope of the pandemic; the adequate production, distribution and acceptance of vaccinations; the spread and effect of COVID-19 variants; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic (such as the effect on market rental rates and commercial real estate values) and actions taken in response; the effect on our tenants and their businesses; the ability of our tenants to make their rental payments; any closures of our tenants’ properties; and our ability to secure debt financing, service future debt obligations or pay distributions to our stockholders. Any of these events could materially adversely impact our business, financial condition, liquidity, results of operations, funds from operations or prospects.

As of August 9, 2021, we have collected 100% of all outstanding June 2021 cash base rent obligations and approximately 99% of July 2021 cash base rent obligations. We have received and may receive additional rent modification requests in future periods from our tenants. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. These industries, among certain others, have generally been severely impacted by COVID-19. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to economic issues, including as a result of COVID-19, in any one geographic market or area. We also have a cap on industry sector concentration to further diversify our portfolio and mitigate risk.

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

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our personnel, tenants and stockholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic, including the recent spread of COVID-19 variants, will have on our business, financial condition, liquidity, results of operations, funds from operations or prospects, we believe that it is important to share where we stand today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 continues.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have five partially vacant buildings and three fully vacant buildings.

Our available vacant space at June 30, 2021 represents 3.5% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $4.2 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our $100.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent), which matures in July 2023, our $160.0 million term loan facility (“Term Loan A”), which matures in July 2024 and our $65.0 million term loan facility (“Term Loan B”), with a $15.0 million delayed draw component, which matures in February 2026. We refer to the Revolver, Term Loan A and Term Loan B collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market (“CMBS”), to issue mortgages to finance our real estate activities.

Recent Developments

Sale Activity

During the six months ended June 30, 2021, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions located in our target secondary growth markets or repaid outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the six months ended June 30, 2021, we sold two non-core properties, located in Rancho Cordova, California and Champaign, Illinois, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate loss on Sale of Real Estate, net
81,758	$5,473	$367	$(882)

Acquisition Activity

During the six months ended June 30, 2021, we acquired two industrial properties located in Findlay, Ohio and Baytown, Texas, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Debt Issued
205,352	13.5 years	$19,341	$216	$1,495	$5,500

On July 21, 2021, we purchased a four property, 80,604 square foot industrial portfolio in Pacific, Missouri, for $22.1 million. These properties are fully leased to one tenant on a triple net basis with a remaining lease term of 17.4 years.

Leasing Activity

During and subsequent to the six months ended June 30, 2021, we executed twelve leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
1,266,240	8.6 years	$8,418	$3,239	$1,700

During the six months ended June 30, 2021, we had seven lease contractions or terminations, which are summarized below (dollars in thousands):

Aggregate Square Footage Reduced		Aggregate Square Footage Remaining	Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through June 30, 2021
489,337	(1)	26,220	$2,865	$1,581
(1)We have signed leases with two replacement tenants for 211,408 square feet with no downtime.

Financing Activity

During the six months ended June 30, 2021, we repaid one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$4,470	4.90%

During the six months ended June 30, 2021, we issued one mortgage, collateralized by one property, which is summarized below (dollars in thousands):

Fixed Rate Debt Issued		Interest Rate on Fixed Rate Debt
$5,500	(1)	3.24%
(1)On January 22, 2021, we issued $5.5 million of floating rate debt swapped to fixed debt of 3.24% in connection with one property acquisition.

Equity Activities

Series G Preferred Stock Offering

On June 28, 2021, we completed an underwritten public offering of 4,000,000 shares of our newly designated 6.00% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) at a public offering price of $25.00 per share, raising $100.0 million in gross proceeds and approximately $96.6 million in net proceeds, after payment of underwriting discounts and commissions. We used the net proceeds from this offering to voluntarily redeem all outstanding shares of our 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”).

Common Stock ATM Program

During the six months ended June 30, 2021, we sold 1.0 million shares of common stock, raising $19.4 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of June 30, 2021, we had remaining capacity to sell up to $164.3 million of common stock under the Common Stock ATM Program.

Series D Preferred Stock Redemption

On June 30, 2021, we voluntarily redeemed all 3,509,555 outstanding shares of our Series D Preferred Stock at a redemption price of $25.1458333 per share, which represented the liquidation preference per share, plus accrued and unpaid dividends through June 30, 2021, for an aggregate redemption price of approximately $88.3 million. In connection with this redemption, we recognized a $2.1 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred upon issuance of our Series D Preferred Stock.

Preferred Series E ATM Program

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock under the agreement during the six months ended June 30, 2021. As of June 30, 2021, we had remaining capacity to sell up to $92.8 million of Series E Preferred Stock under the Series E Preferred Stock Sales Agreement.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of June 30, 2021, we had the ability to issue up to $357.6 million of securities under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”). As of June 30, 2021, we had the ability to issue up to $696.0 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation (“SDAT”) Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of Common Stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 46,049 shares of our Series F Preferred Stock, raising $1.0 million in net proceeds during the three and six months ended June 30, 2021. As of June 30, 2021, we had remaining capacity to sell up to $632.5 million of Series F Preferred Stock.

Non-controlling Interest in Operating Partnership

As of June 30, 2021 and December 31, 2020, we owned approximately 99.3% and 98.6%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”). During the six months ended June 30, 2021, we redeemed 246,039 OP Units for an equivalent amount of common stock.

As of June 30, 2021 and December 31, 2020, there were 256,994 and 503,033 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the six months ended June 30, 2021, our largest tenant comprised only 2.8% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2021		2020		2021		2020
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$5,580	16.7%	$5,552	16.5%	$11,165	16.3%	$11,151	16.6%
Diversified/Conglomerate Services	4,822	14.5	4,141	12.4	9,513	14.0	8,277	12.3
Healthcare	3,686	11.0	3,972	11.8	7,933	11.7	8,081	12.0
Automotive	2,732	8.2	3,843	11.5	5,453	8.0	7,695	11.5
Banking	2,576	7.7	2,428	7.2	5,117	7.5	4,915	7.3
Buildings and Real Estate	2,289	6.9	2,280	6.8	4,634	6.8	4,392	6.5
Personal, Food & Miscellaneous Services	1,538	4.7	1,505	4.5	4,014	5.9	3,005	4.5
Diversified/Conglomerate Manufacturing	1,883	5.6	1,686	5.0	3,882	5.7	2,869	4.3
Information Technology	1,685	5.0	1,723	5.1	3,337	4.9	3,438	5.1
Beverage, Food & Tobacco	1,477	4.4	994	3.0	2,953	4.3	1,968	2.9
Chemicals, Plastics & Rubber	1,204	3.6	900	2.7	2,292	3.4	1,847	2.8
Machinery	1,033	3.1	1,006	3.0	2,022	3.0	2,300	3.4
Personal & Non-Durable Consumer Products	617	1.8	613	1.8	1,235	1.8	1,224	1.8
Containers, Packaging & Glass	617	1.8	541	1.6	1,210	1.8	1,074	1.6
Childcare	572	1.7	557	1.7	1,146	1.7	1,114	1.7
Printing & Publishing	519	1.6	333	1.0	868	1.3	680	1.0
Electronics	219	0.7	1,133	3.4	630	0.9	2,467	3.7
Education	201	0.6	197	0.6	402	0.6	407	0.6
Home & Office Furnishings	121	0.4	121	0.4	241	0.4	241	0.4
Total	$33,371	100.0%	$33,525	100.0%	$68,047	100.0%	$67,145	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

State	Lease Revenue for the three months ended June 30, 2021	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2021	Lease Revenue for the three months ended June 30, 2020	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2020
Florida	$4,197	12.6%	10	$4,201	12.5%	11
Ohio	3,854	11.5	15	3,488	10.4	15
Pennsylvania	3,780	11.3	10	3,380	10.1	9
Texas	3,302	9.9	14	5,180	15.5	16
Georgia	2,738	8.2	9	2,683	8.0	9
Utah	1,937	5.8	4	1,975	5.9	4
Alabama	1,692	5.1	5	897	2.7	3
North Carolina	1,629	4.9	7	1,551	4.6	8
Michigan	1,585	4.7	6	1,572	4.7	6
South Carolina	1,551	4.6	2	1,169	3.5	2
All Other States	7,106	21.4	46	7,429	22.1	45
Total	$33,371	100.0%	128	$33,525	100.0%	128

State	Lease Revenue for the six months ended June 30, 2021	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2021	Lease Revenue for the six months ended June 30, 2020	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2020
Florida	$8,418	12.4%	10	$8,430	12.6%	11
Ohio	7,615	11.2	15	7,140	10.6	15
Pennsylvania	7,602	11.2	10	6,780	10.1	9
Texas	7,431	10.9	14	10,237	15.2	16
Georgia	5,408	7.9	9	4,931	7.3	9
Utah	3,827	5.6	4	3,935	5.9	4
North Carolina	3,482	5.1	7	3,001	4.5	8
Alabama	3,277	4.8	5	1,797	2.7	3
Michigan	3,158	4.6	6	3,145	4.7	6
South Carolina	2,754	4.0	2	2,397	3.6	2
All Other States	15,075	22.3	46	15,352	22.8	45
	$68,047	100.0%	128	$67,145	100.0%	128

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

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland. With the exception of Mr. Gary Gerson, our chief financial officer, Mr. Jay Beckhorn, our treasurer, and Mr. Robert Cutlip, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of Mr. Cutlip and Mr. Gerson, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land Corporation. Mr. Cutlip and Mr. Gerson do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass all or some of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2021 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2022.

Base Management Fee

On July 14, 2020, we amended and restated the previous Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between us and the Adviser (the “Sixth Amended Advisory Agreement”). The Sixth Amended Advisory Agreement replaced the previous calculation of the base management fee with a calculation based on Gross Tangible Real Estate. The revised base management fee will be payable quarterly in arrears and calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Sixth Amended Advisory Agreement as the current gross value of our property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Amended Agreement remain unchanged. The revised base management fee calculation began with the fee calculations for the quarter ended September 30, 2020.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2021 or 2020.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2021 (our “2020 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2021.

Results of Operations

The weighted average yield on our total portfolio, which was 8.0% and 8.3% as of June 30, 2021 and 2020, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2021 and 2020 is below (dollars in thousands, except per share amounts):

	For the three months ended June 30,
	2021	2020	$ Change	% Change
Operating revenues
Lease revenue	$33,371	$33,525	$(154)	(0.5)%
Total operating revenues	$33,371	$33,525	$(154)	(0.5)%
Operating expenses
Depreciation and amortization	$14,191	$14,182	$9	0.1%
Property operating expenses	6,910	6,295	615	9.8%
Base management fee	1,452	1,389	63	4.5%
Incentive fee	1,039	1,119	(80)	(7.1)%
Administration fee	338	395	(57)	(14.4)%
General and administrative	1,073	752	321	42.7%
Impairment charge	—	1,721	(1,721)	(100.0)%
Total operating expense before incentive fee waiver	$25,003	$25,853	$(850)	(3.3)%
Incentive fee waiver	(16)	—	(16)	100.0%
Total operating expenses	$24,987	$25,853	$(866)	(3.3)%
Other (expense) income
Interest expense	$(6,486)	$(6,716)	$230	(3.4)%
Other income	223	9	214	2,377.8%
Total other expense, net	$(6,263)	$(6,707)	$444	(6.6)%
Net income	$2,121	$965	$1,156	119.8%
Distributions attributable to Series D, E, and F preferred stock	(2,856)	(2,688)	(168)	6.3%
Series D Preferred Stock offering costs write off	(2,141)	—	(2,141)	100.0%
Distributions attributable to senior common stock	(177)	(204)	27	(13.2)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(3,053)	$(1,927)	$(1,126)	58.4%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.08)	$(0.06)	$(0.02)	33.3%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$11,138	$13,976	$(2,838)	(20.3)%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$11,315	$14,180	$(2,865)	(20.2)%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted, as adjusted for comparability (1)	$13,456	$14,180	$(724)	(5.1)%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.30	$0.41	$(0.11)	(26.8)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.30	$0.40	$(0.10)	(25.0)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted, as adjusted for comparability (1)	$0.36	$0.40	$(0.04)	(10.0)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO and FFO adjusted for comparability.

	For the six months ended June 30,
	2021	2020	$ Change	% Change
Operating revenues
Lease revenue	$68,047	$67,145	$902	1.3%
Total operating revenues	$68,047	$67,145	$902	1.3%
Operating expenses
Depreciation and amortization	$30,901	$28,278	$2,623	9.3%
Property operating expenses	13,471	12,508	963	7.7%
Base management fee	2,896	2,801	95	3.4%
Incentive fee	2,274	2,173	101	4.6%
Administration fee	634	833	(199)	(23.9)%
General and administrative	1,729	1,630	99	6.1%
Impairment charge	—	1,721	(1,721)	(100.0)%
Total operating expense before incentive fee waiver	$51,905	$49,944	$1,961	3.9%
Incentive fee waiver	(16)	—	(16)	100.0%
Total operating expenses	$51,889	$49,944	$1,945	3.9%
Other (expense) income
Interest expense	$(13,650)	$(13,968)	$318	(2.3)%
Loss on sale of real estate, net	(882)	(12)	(870)	7,250.0%
Other income	534	4	530	13,250.0%
Total other expense, net	$(13,998)	$(13,976)	$(22)	0.2%
Net income	$2,160	$3,225	$(1,065)	(33.0)%
Distributions attributable to Series D, E, and F preferred stock	(5,703)	(5,366)	(337)	6.3%
Series D preferred stock offering costs write off	(2,141)	—	(2,141)	100.0%
Distributions attributable to senior common stock	(364)	(411)	47	(11.4)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(6,048)	$(2,552)	$(3,496)	137.0%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.17)	$(0.07)	$(0.10)	142.9%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$25,735	$27,459	$(1,724)	(6.3)%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$26,099	$27,870	$(1,771)	(6.4)%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted, as adjusted for comparability (1)	$28,240	$27,870	$370	1.3%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$0.71	$0.80	$(0.09)	(11.3)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$0.71	$0.80	$(0.09)	(11.3)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted, as adjusted for comparability (1)	$0.76	$0.80	$(0.04)	(5.0)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO and FFO adjusted for comparability.

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

Operating Revenues

	For the three months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2021	2020	$ Change	% Change
Same Store Properties	$28,037	$27,268	$769	2.8%
Acquired & Disposed Properties	2,995	2,493	502	20.1%
Properties with Vacancy	2,339	3,764	(1,425)	(37.9)%
	$33,371	$33,525	$(154)	(0.5)%

	For the six months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2021	2020	$ Change	% Change
Same Store Properties	$56,934	$54,731	$2,203	4.0%
Acquired & Disposed Properties	6,042	4,312	1,730	40.1%
Properties with Vacancy	5,071	8,102	(3,031)	(37.4)%
	$68,047	$67,145	$902	1.3%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three months ended June 30, 2021 from the comparable 2020 period, primarily due to increased operating expense recoveries from increased property operating expenses incurred on behalf of our tenants at certain properties, due to the easing of COVID-19 restrictions. Lease revenues from same store properties increased for the six months ended June 30, 2021 from the comparable 2020 period, primarily due to accelerated rent of $2.9 million earned at five of our properties for tenants that early terminated their leases during the three and six months ended June 30, 2021. We signed leases with replacement tenants for equivalent square footage for two of these properties with no downtime during the six months ended June 30, 2021. Lease revenues increased for acquired and disposed of properties for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, because we acquired six properties during and subsequent to June 30, 2020. This increase was partially offset by a loss of lease revenues from seven properties we sold during and subsequent to the three and six months ended June 30, 2020. Lease revenues decreased for our properties with vacancy for the three and six months ended June 30, 2021 due to increased vacancy in our portfolio.

Operating Expenses

Depreciation and amortization increased for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, due to depreciation on capital projects completed subsequent to the three and six months ended June 30, 2020, coupled with depreciation on the six properties acquired during and subsequent to the three and six months ended June 30, 2020. This increase was partially offset by decreased depreciation on the seven properties sold during and subsequent to the three and six months ended June 30, 2020.

	For the three months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2021	2020	$ Change	% Change
Same Store Properties	$4,687	$4,581	$106	2.3%
Acquired & Disposed Properties	264	419	(155)	(37.0)%
Properties with Vacancy	1,959	1,295	664	51.3%
	$6,910	$6,295	$615	9.8%

	For the six months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2021	2020	$ Change	% Change
Same Store Properties	$9,085	$9,254	$(169)	(1.8)%
Acquired & Disposed Properties	557	774	(217)	(28.0)%
Properties with Vacancy	3,829	2,480	1,349	54.4%
	$13,471	$12,508	$963	7.7%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three months ended June 30, 2021 from the comparable 2020 period, is a result of increased property operating expenses incurred on behalf of our tenants due to COVID-19 restrictions being reduced in many parts of the United States. The decrease in property operating expenses for same store properties for the six months ended June 30, 2021 from the comparable 2020 period, is a result of decreased property operating expenses incurred on behalf of our tenants due to COVID-19 restrictions that were initially instituted during late March 2020, but relaxed during the second quarter of 2021. Prior to March 2020, our tenants were operating at full capacity with no operating restrictions, while in 2021, many tenants are working towards full occupancy. The increase in property operating expenses for acquired and disposed of properties for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, is primarily a result of increased property operating expenses from six properties acquired during and subsequent to June 30, 2020, partially offset by a reduction of operating expenses from seven properties sold during and subsequent to June 30, 2020. The increase in property operating expenses for properties with vacancy for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, is a result of increased vacancy in our portfolio.

The base management fee paid to the Adviser increased for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, due to an increase in Gross Tangible Real Estate over the three and six months ended June 30, 2021 as compared to the increase in Total Shareholders’ Equity during the three and six months ended June 30, 2020. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser decreased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, due to a lower pre-incentive fee Core FFO. The decrease in FFO is a result of a decrease in total operating revenues coupled with an increase in property operating expenses. The incentive fee paid to the Adviser increased for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, due to a higher pre-incentive fee Core FFO. The increase in FFO is a result of an increase in operating revenues, coupled with a decrease in interest expense. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, due to our Administrator incurring fewer costs that are allocated to us. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses increased for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, primarily as a result of an increase in legal fees, professional service fees, and shareholder related expenses.

We did not recognize an impairment charge during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, we recognized an impairment charge on our Blaine, Minnesota asset, when our impairment testing determined the fair market value of this property was below our carrying value, and the carrying value was unrecoverable.

Other Income and Expenses

Interest expense decreased for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. This decrease was primarily a result of a decrease in interest rates on our LIBOR based variable rate debt, as the three and six months ended June 30, 2021 had lower average LIBOR due to central banks having accommodating monetary policy, due to the COVID-19 pandemic, as compared to the three and six months ended June 30, 2020.

Loss on sale of real estate, net, for the six months ended June 30, 2021, is attributable to two non-core office assets located in Rancho Cordova, California and Champaign, Illinois, being sold during the period. Loss on sale of real estate, net, for the six months ended June 30, 2020 is attributable to one non-core office asset located in Charlotte, North Carolina being sold during the period.

Net Loss Attributable to Common Stockholders and Non-controlling OP Unitholders

Net loss attributable to common stockholders and Non-controlling OP Unitholders increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to the increase in depreciation and amortization expense due to asset acquisition activity during and subsequent to June 30, 2020, coupled with an increase in property operating expenses due to increased vacancy in our portfolio, but partially offset by a decrease in interest expense.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility and issuing additional equity securities. Our available liquidity as of June 30, 2021, was $37.5 million, consisting of approximately $14.6 million in cash and cash equivalents and available borrowing capacity of $22.9 million under our Credit Facility. Our available borrowing capacity under the Credit Facility decreased to $18.4 million as of August 9, 2021.

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

Equity Capital

On June 28, 2021, we completed an underwritten public offering of 4,000,000 shares of our newly designated Series G Preferred Stock at a public offering price of $25.00 per share, raising $100.0 million in gross proceeds and approximately $96.6 million in net proceeds, after payment of underwriting discounts and commissions. We used the net proceeds from this offering to voluntarily redeem all outstanding shares of our Series D Preferred Stock.

On June 30, 2021, we voluntarily redeemed all 3,509,555 outstanding shares of our Series D Preferred Stock at a redemption price of $25.1458333 per share, which represented the liquidation preference per share, plus accrued and unpaid dividends through June 30, 2021, for an aggregate redemption price of approximately $88.3 million. In connection with this redemption, we recognized a $2.1 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred upon issuance of our Series D Preferred Stock.

During the six months ended June 30, 2021, we raised net proceeds of $19.4 million of common equity under our Common Stock ATM Program at a net weighted average per share price of $19.61. We used these proceeds to fund acquisitions, pay down outstanding debt and for other general corporate purposes. We did not sell any of our Series E Preferred Stock under our Series E Preferred Stock Sales Agreement during the six months ended June 30, 2021. We raised net proceeds of $1.0 million from sales of our Series F Preferred Stock during the six months ended June 30, 2021.

As of August 9, 2021, we had the ability to raise up to $355.4 million of additional equity capital through the sale and issuance of securities that are registered under the 2019 Universal Shelf, in one or more future public offerings. Of the $355.4 million of available capacity under our 2019 Universal Shelf, approximately $162.1 million is reserved for additional sales under our Common Stock ATM Program, and approximately $92.8 million is reserved for additional sales under our Series E Preferred Stock Sales Agreement as of August 9, 2021. We expect to continue to use our at-the-market programs as a source of liquidity for the remainder of 2021.

As of August 9, 2021, we had the ability to raise up to $694.1 million of additional equity capital through the sale and issuance of securities that are registered under the 2020 Universal Shelf, in one or more future public offerings. Of the $694.1 million of available capacity under our 2020 Universal Shelf, approximately $630.6 million is reserved for the sale of our Series F Preferred Stock as of August 9, 2021.

Debt Capital

As of June 30, 2021, we had 53 mortgage notes payable in the aggregate principal amount of $454.4 million, collateralized by a total of 68 properties with a remaining weighted average maturity of 4.2 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2021 was 4.20%.

We continue to see banks and non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of June 30, 2021, we had mortgage debt in the aggregate principal amount of $16.9 million payable during the remainder of 2021 and $105.9 million payable during 2022. The 2021 principal amount payable includes both amortizing principal payments and two balloon principal payments due during the remaining six months of 2021. We anticipate being able to refinance our mortgages that come due during 2021 and 2022 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. In addition, we have raised substantial equity under our at-the-market programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2021, was $34.4 million, as compared to net cash provided by operating activities of $35.4 million for the six months ended June 30, 2020. This change was primarily a result of an increase in property operating expenses, due to increased vacancy in our portfolio, partially offset by increased operating revenues from our six property acquisitions completed during and subsequent to June 30, 2020, coupled with contractual lease revenue increases on the in-place portfolio. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021, was $17.1 million, which primarily consisted of two property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of two properties. Net cash used in investing activities during the six months ended June 30, 2020, was $70.7 million, which primarily consisted of five property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of one property.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2021, was $14.1 million, which primarily consisted of the repayment of $10.9 million of outstanding mortgage debt, redemption of our Series D Preferred Stock, repayment of $53.9 million, net, on our Revolver, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $120.8 million of common and preferred equity, borrowings from our new Term Loan B of $50.0 million, and the issuance of $5.5 million of new mortgage debt. Net cash provided by financing activities for the six months ended June 30, 2020, was $38.3 million, which primarily consisted of $35.9 million in new mortgage borrowings coupled with the issuance of $30.8 million of equity, partially offset by $24.4 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders.

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

On February 11, 2021, we added Term Loan B, a new $65.0 million term loan component to our Credit Facility, inclusive of a $15.0 million delayed funding component. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points plus a spread ranging from 140 to 225 basis points depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR at 1.50%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of June 30, 2021, there was $50.0 million outstanding under Term Loan B, and we used all net proceeds to repay all outstanding borrowings on the Revolver.

As of June 30, 2021, there was $210.0 million outstanding under our Credit Facility at a weighted average interest rate of approximately 1.99% and $18.1 million outstanding under letters of credit at a weighted average interest rate of 1.90%. As of August 9, 2021, the maximum additional amount we could draw under the Credit Facility was $18.4 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2021.

For discussion on the impact COVID-19 has had on our liquidity and capital resources, refer to the Impact of COVID-19 on Our Business section under Business Environment.

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$664,432	$49,721	$181,650	$276,892	$156,169
Interest on Debt Obligations (2)	84,395	22,191	33,562	17,556	11,086
Operating Lease Obligations (3)	9,516	487	984	978	7,067
Purchase Obligations (4)	3,958	2,666	1,292	—	—
	$762,301	$75,065	$217,488	$295,426	$174,322
(1)Debt obligations represent borrowings under our Revolver, which represents $0.0 million of the debt obligation due in 2023, our Term Loan A, which represents $160.0 million of the debt obligation due in 2024, our Term Loan B, which represents $50.0 million of the debt obligation due in 2026 and mortgage notes payable that were outstanding as of June 30, 2021. This figure does not include $(0.2) million of premiums and (discounts), net and $4.2 million of deferred financing costs, net, which are reflected in mortgage notes payable, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan A and Term Loan B is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of June 30, 2021.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at nine of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2021.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2021 and 2020, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2021	2020	2021	2020
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$2,121	$965	$2,160	$3,225
Less: Distributions attributable to preferred and senior common stock	(3,033)	(2,892)	(6,067)	(5,777)
Less: Series D preferred stock offering costs write off	(2,141)	—	(2,141)	—
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(3,053)	$(1,927)	$(6,048)	$(2,552)
Adjustments:
Add: Real estate depreciation and amortization	$14,191	$14,182	$30,901	$28,278
Add: Impairment charge	—	1,721	—	1,721
Add: Loss on sale of real estate, net	—	—	882	12
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$11,138	$13,976	$25,735	$27,459
Weighted average common shares outstanding - basic	36,394,767	33,939,826	36,056,317	33,787,386
Weighted average Non-controlling OP Units outstanding	256,994	503,033	377,975	502,133
Total common shares and Non-controlling OP Units	36,651,761	34,442,859	36,434,292	34,289,519
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.30	$0.41	$0.71	$0.80
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$2,121	$965	$2,160	$3,225
Less: Distributions attributable to preferred and senior common stock	(3,033)	(2,892)	(6,067)	(5,777)
Less: Series D preferred stock offering costs write off	(2,141)	—	(2,141)	—
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(3,053)	$(1,927)	$(6,048)	$(2,552)
Adjustments:
Add: Real estate depreciation and amortization	$14,191	$14,182	$30,901	$28,278
Add: Impairment charge	—	1,721	—	1,721
Add: Income impact of assumed conversion of senior common stock	177	204	364	411
Add: Loss on sale of real estate, net	—	—	882	12
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$11,315	$14,180	$26,099	$27,870
Weighted average common shares outstanding - basic	36,394,767	33,939,826	36,056,317	33,787,386
Weighted average Non-controlling OP Units outstanding	256,994	503,033	377,975	502,133
Effect of convertible senior common stock	558,038	650,055	558,038	650,055
Weighted average common shares and Non-controlling OP Units outstanding - diluted	37,209,799	35,092,914	36,992,330	34,939,574
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.30	$0.40	$0.71	$0.80
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit, as adjusted for comparability
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$11,315	$14,180	$26,099	$27,870
Add: Series D preferred stock offering costs write off	2,141	—	2,141	—
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions, as adjusted for comparability	$13,456	$14,180	$28,240	$27,870
Weighted average common shares and Non-controlling OP Units outstanding - diluted	37,209,799	35,092,914	36,992,330	34,939,574
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit, as adjusted for comparability	$0.36	$0.40	$0.76	$0.80
Distributions declared per share of common stock and Non-controlling OP Unit	$0.37545	$0.37545	$0.75090	$0.75090

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the six months ended June 30, 2021, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of June 30, 2021. As of June 30, 2021, our effective average LIBOR was 0.10%. Given that a 1%, 2%, or 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net decrease to Net Income
1% Increase to LIBOR	$2,376	$(2,376)
2% Increase to LIBOR	4,437	(4,437)
3% Increase to LIBOR	5,450	(5,450)

As of June 30, 2021, the fair value of our mortgage debt outstanding was $462.8 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2021, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $15.4 million and $16.4 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2021.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loan A, and Term Loan B, or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. Additionally, we believe that there may be minimal impact on our variable rate debt, which is based upon one month LIBOR, as a result of the expected transition from LIBOR to SOFR. We are currently monitoring the transition and the potential risks to us. We may also enter into derivative financial instruments such as interest rate swaps and caps to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There are no material changes to risks associated with our business or investment in our securities from those previously set forth in the report described above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In connection with our previously announced redemption of 3,509,555 shares of Series D Preferred Stock, which was completed on June 30, 2021, on August 5, 2021, we filed Articles Supplementary (the “Reclassification Articles Supplementary”) with the State Department of Assessments and Taxation of Maryland, pursuant to which our board of directors reclassified and designated the remaining 2,490,445 shares of authorized but unissued Series D Preferred Stock as additional shares of common stock. After giving effect to the filing of the Reclassification Articles Supplementary, our authorized capital stock consists of 62,290,000 shares of common stock, 6,760,000 shares of Series E Preferred Stock, 26,000,000 shares of Series F Preferred Stock, 4,000,000 shares of Series G Preferred Stock, and 950,000 shares of senior common stock. The Reclassification Articles Supplementary did not increase our authorized shares of capital stock. The foregoing description of the Reclassification Articles Supplementary is a summary and is qualified in its entirety by reference to the Reclassification Articles Supplementary, a copy of which is filed as Exhibit 3.8 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

3.7
Articles Supplementary for 6.00% Series G Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 24, 2021.

3.8	Articles Supplementary, filed with the Maryland State Department of Assessments and Taxation on August 5, 2021 (filed herewith).
3.9	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.
3.10	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.
3.11	Second Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 1, 2016.
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
4.7
Form of Certificate for 6.00% Series G Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 24, 2021.

10.1
Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, including Exhibit SGP thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 24, 2021.

10.2	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership (filed herewith).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of June 30, 2021.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	August 9, 2021	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	August 9, 2021	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors