Form 10-Q
period 2021-09-30
GLADSTONE COMMERCIAL CORP
filed 2021-11-01
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 1, 2021 was 37,268,416.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2021

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate, at cost	$1,172,548	$1,128,683
Less: accumulated depreciation	257,050	228,468
Total real estate, net	915,498	900,215
Lease intangibles, net	111,782	117,379
Real estate and related assets held for sale	4,005	8,498
Cash and cash equivalents	10,230	11,016
Restricted cash	4,972	5,060
Funds held in escrow	8,888	9,145
Right-of-use assets from operating leases	5,432	5,582
Deferred rent receivable, net	38,203	36,555
Other assets	5,784	4,458
TOTAL ASSETS	$1,104,794	$1,097,908
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$448,001	$456,177
Borrowings under Revolver	2,100	53,312
Borrowings under Term Loan, net	223,951	159,203
Deferred rent liability, net	22,459	20,633
Operating lease liabilities	5,571	5,687
Asset retirement obligation	3,151	3,086
Accounts payable and accrued expenses	8,000	4,459
Liabilities related to assets held for sale	13	—
Due to Adviser and Administrator (1)	3,188	2,960
Other liabilities	16,554	17,068
TOTAL LIABILITIES	$732,988	$722,585
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D, E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,760,000 and 12,760,000 shares authorized; and 7,061,448 and 6,571,003 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (3)	$170,264	$159,286
TOTAL MEZZANINE EQUITY	$170,264	$159,286
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 634,179 and 750,372 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,290,000 and 60,290,000 shares authorized; and 36,880,119 and 35,331,970 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (3)	37	35
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 26,000,000 shares authorized and 335,162 and 116,674 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (3)	—	—
Additional paid in capital	656,790	626,533
Accumulated other comprehensive income	(2,075)	(4,345)
Distributions in excess of accumulated earnings	(454,494)	(409,041)
TOTAL STOCKHOLDERS' EQUITY	$200,259	$213,183
OP Units held by Non-controlling OP Unitholders (3)	1,283	2,854
TOTAL EQUITY	$201,542	$216,037
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,104,794	$1,097,908
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating revenues
Lease revenue	$34,334	$33,142	$102,381	$100,287
Total operating revenues	$34,334	$33,142	$102,381	$100,287
Operating expenses
Depreciation and amortization	$14,760	$13,798	$45,661	$42,076
Property operating expenses	6,807	6,590	20,278	19,098
Base management fee (1)	1,472	1,418	4,369	4,219
Incentive fee (1)	1,266	1,128	3,540	3,301
Administration fee (1)	382	361	1,016	1,194
General and administrative	811	775	2,540	2,406
Impairment charge	—	1,184	—	2,905
Total operating expense before incentive fee waiver	$25,498	$25,254	$77,404	$75,199
Incentive fee waiver (1)	$—	$—	$(16)	$—
Total operating expenses	$25,498	$25,254	$77,388	$75,199
Other (expense) income
Interest expense	$(6,688)	$(6,444)	$(20,338)	$(20,411)
Gain (loss) on sale of real estate, net	—	1,196	(882)	1,184
Other income	2,350	204	2,884	209
Total other expense, net	$(4,338)	$(5,044)	$(18,336)	$(19,018)
Net income	$4,498	$2,844	$6,657	$6,070
Net (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(21)	2	42	39
Net income attributable to the Company	$4,477	$2,846	$6,699	$6,109
Distributions attributable to Series D, E, F, and G preferred stock	(2,868)	(2,771)	(8,571)	(8,137)
Series D preferred stock offering costs write off	—	—	(2,141)	—
Distributions attributable to senior common stock	(170)	(203)	(534)	(615)
Net income (loss) available (attributable) to common stockholders	$1,439	$(128)	$(4,547)	$(2,643)
Earnings (loss) per weighted average share of common stock - basic & diluted
Income (loss) available (attributable) to common shareholders	$0.04	$(0.004)	$(0.13)	$(0.08)
Weighted average shares of common stock outstanding
Basic and Diluted	36,768,779	34,075,147	36,296,414	33,884,007
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.78	$0.79
Weighted average shares of senior common stock outstanding - basic	642,742	768,550	680,878	779,526
Comprehensive income
Change in unrealized gain (loss) related to interest rate hedging instruments, net	$421	$276	$2,125	$(2,733)
Other Comprehensive gain (loss)	421	276	2,125	(2,733)
Net income	$4,498	$2,844	$6,657	$6,070
Comprehensive income	$4,919	$3,120	$8,782	$3,337
Comprehensive (income) loss available (attributable) to OP Units held by Non-controlling OP Unitholders	(21)	2	42	39
Total comprehensive income available to the Company	$4,898	$3,122	$8,824	$3,376

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$6,657	$6,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,661	42,076
Impairment charge	—	2,905
Loss (gain) on sale of real estate, net	882	(1,184)
Amortization of deferred financing costs	1,175	1,156
Amortization of deferred rent asset and liability, net	(2,702)	(1,472)
Amortization of discount and premium on assumed debt, net	40	43
Asset retirement obligation expense	78	72
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	34	39
Operating changes in assets and liabilities
Decrease in other assets	114	2,397
Increase in deferred rent receivable	(1,907)	(1,042)
Increase in accounts payable and accrued expenses	4,071	1,960
Increase in amount due to Adviser and Administrator	228	68
Increase in other liabilities	1,016	660
Tenant inducement payments	(20)	—
Leasing commissions paid	(1,634)	(1,364)
Net cash provided by operating activities	$53,693	$52,384
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(45,879)	$(82,098)
Improvements of existing real estate	(4,752)	(5,112)
Proceeds from sale of real estate	5,106	14,363
Receipts from lenders for funds held in escrow	1,948	171
Payments to lenders for funds held in escrow	(1,691)	(1,881)
Receipts from tenants for reserves	3,035	1,740
Payments to tenants from reserves	(3,223)	(1,507)
Deposits on future acquisitions	(500)	(1,575)
Deposits applied against acquisition of real estate investments	—	2,891
Net cash used in investing activities	$(45,956)	$(73,008)
Cash flows from financing activities:
Proceeds from issuance of equity	$129,992	$39,624
Offering costs paid	(4,304)	(559)
Redemption of Series D perpetual preferred stock	(87,739)	—
Borrowings under mortgage notes payable	5,500	35,855
Payments for deferred financing costs	(614)	(422)
Principal repayments on mortgage notes payable	(14,336)	(31,667)
Borrowings from revolving credit facility	19,100	95,600
Repayments on revolving credit facility	(70,900)	(104,200)
Borrowings on term loan	65,000	37,700
Increase (decrease) in security deposits	83	(1)
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(50,393)	(47,532)
Net cash (used in) provided by financing activities	$(8,611)	$24,398
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(874)	$3,774
Cash, cash equivalents, and restricted cash at beginning of period	$16,076	$11,488
Cash, cash equivalents, and restricted cash at end of period	$15,202	$15,262
SUPPLEMENTAL AND NON-CASH INFORMATION

Tenant funded fixed asset improvements included in deferred rent liability, net	$4,905	$1,972
Acquisition of real estate and related intangible assets	$300	$—
Unrealized gain (loss) related to interest rate hedging instruments, net	$2,125	$(2,733)
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$539	$670
Non-controlling OP Units issued in connection with acquisition	$—	$502
Series D Preferred Stock offering cost write off	$2,141	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the nine months ended September 30,
	2021	2020
Cash and cash equivalents	$10,230	$10,370
Restricted cash	4,972	4,892
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$15,202	$15,262

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission on February 16, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2021.

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

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Robert Cutlip, is the executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of September 30, 2021 and December 31, 2020, $3.2 million and $3.0 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator each July. During their July 2021 meeting, our Board of Directors reviewed and renewed the Administration Agreement for an additional year, through August 31, 2022.

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

For the three and nine months ended September 30, 2021, we recorded a base management fee of $1.5 million and $4.4 million, respectively. For the three and nine months ended September 30, 2020, we recorded a base management fee of $1.4 million and $4.2 million, respectively.

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

For the three and nine months ended September 30, 2021, we recorded an incentive fee of $1.3 million and $3.5 million, respectively, partially offset by credits related to unconditional voluntary and irrevocable waivers issued by the Adviser of $0.00 million and $0.02 million, respectively, resulting in a net incentive fee for the three and nine months ended September 30, 2021 of $1.3 million and $3.5 million, respectively. For the three and nine months ended September 30, 2020, we recorded an incentive fee of $1.1 million and $3.3 million, respectively. The Adviser did not waive any portion of the incentive fee for the three and nine months ended September 30, 2020.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2021 or 2020.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the three and nine months ended September 30, 2021, we recorded an administration fee of $0.4 million and $1.0 million, respectively. For the three and nine months ended September 30, 2020, we recorded an administration fee of $0.4 million and $1.2 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three months ended September 30, 2021, but we paid financing fees to Gladstone Securities of $14,000 during the nine months ended September 30, 2021, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25% of the mortgage principal secured. We did not pay financing fees to Gladstone Securities during the three months ended September 30, 2020, but we paid financing fees to Gladstone Securities of $89,637 during the nine months ended September 30, 2020, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25% of the mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2022, at its July 2021 meeting.

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

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, will provide certain sales, promotional and marketing services to us in connection with the Offering, and we will pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.5 million to Gladstone Securities during the nine months ended September 30, 2021 in connection with the Offering.

3. Earnings (Loss) Per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2021 and 2020. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted earnings (loss) per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of earnings (loss) would also be added back to net income (loss). Net income (loss) figures are presented net of such non-controlling interests in the earnings (loss) per share calculation.

We computed basic earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020 using the weighted average number of shares outstanding during the respective periods. Diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income (loss) attributable to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Calculation of basic earnings (loss) per share of common stock:
Net income (loss) attributable to common stockholders	$1,439	$(128)	$(4,547)	$(2,643)
Denominator for basic weighted average shares of common stock (1)	36,768,779	34,075,147	36,296,414	33,884,007
Basic earnings (loss) per share of common stock	$0.04	$(0.004)	$(0.13)	$(0.08)
Calculation of diluted earnings (loss) per share of common stock:
Net income (loss) attributable to common stockholders	$1,439	$(128)	$(4,547)	$(2,643)
Net income (loss) attributable to common stockholders plus assumed conversions (2)	$1,439	$(128)	$(4,547)	$(2,643)
Denominator for basic weighted average shares of common stock (1)	36,768,779	34,075,147	36,296,414	33,884,007
Effect of convertible Senior Common Stock (2)	—	—	—	—
Denominator for diluted weighted average shares of common stock (2)	36,768,779	34,075,147	36,296,414	33,884,007
Diluted earnings (loss) per share of common stock	$0.04	$(0.004)	$(0.13)	$(0.08)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 256,994 and 337,205 for the three and nine months ended September 30, 2021, respectively, and 503,033 and 502,435 for the three and nine months ended September 30, 2020, respectively.
(2)We excluded convertible shares of Senior Common Stock of 532,785 and 641,430 from the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of September 30, 2021 and December 31, 2020, excluding real estate held for sale as of September 30, 2021 and December 31, 2020, respectively (dollars in thousands):

	September 30, 2021	December 31, 2020
Real estate:
Land (1)	$146,684	$142,853
Building and improvements	955,233	916,601
Tenant improvements	70,631	69,229
Accumulated depreciation	(257,050)	(228,468)
Real estate, net	$915,498	$900,215
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $9.8 million and $30.0 million for the three and nine months ended September 30, 2021, respectively. Real estate depreciation expense on building and tenant improvements was $9.0 million and $27.2 million for the three and nine months ended September 30, 2020, respectively.
Acquisitions

We acquired eight properties during the nine months ended September 30, 2021, and six properties during the nine months ended September 30, 2020. The acquisitions are summarized below (dollars in thousands):

Nine Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Costs
September 30, 2021	(1)	367,716	15.5 years	$46,225	$370
September 30, 2020	(2)	1,043,638	14.2 years	$82,599	$339

(1)On January 22, 2021, we acquired a 180,152 square foot property in Findlay, Ohio for $11.1 million. The property is fully leased to one tenant for 14.2 years at time we acquired the property. On June 17, 2021, we acquired a 25,200 square foot property in Baytown, Texas for $8.2 million. The property is fully leased to one tenant for 12.6 years at time we acquired the property. On July 21, 2021, we acquired an 80,604 square foot, four-property portfolio in Pacific, Missouri for $22.1 million. These properties are fully leased to one tenant for 17.4 years at time we acquired the portfolio. On August 20, 2021, we acquired an 81,760 square foot, two-property portfolio in Peru, Illinois for $4.8 million. These properties are fully leased to one tenant for 15.0 years at time we acquired the portfolio.
(2)On January 8, 2020, we acquired a 64,800 square foot property in Indianapolis, Indiana for $5.3 million. The property is leased to three tenants, with a weighted average lease term of 7.2 years at time we acquired the property. On January 27, 2020, we acquired a 320,838 square foot, three-property portfolio in Houston, Texas, Charlotte, North Carolina, and St. Charles, Missouri for $34.7 million. The portfolio has a weighted average lease term of 20.0 years at time we acquired the portfolio. On March 9, 2020, we acquired a 504,400 square foot property in Crandall, Georgia, for $32.0 million. The property is fully leased to one tenant for 10.5 years at time we acquired the property. On September 1, 2020, we acquired a 153,600 square foot property in Indianapolis, Indiana for $10.6 million. The property is fully leased to one tenant for 9.7 years at time we acquired the property.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the nine months ended September 30, 2021 and 2020, respectively, as follows (dollars in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Acquired assets and liabilities	Purchase price	Purchase price
Land	$4,116	$7,798	(1)
Building	33,113	61,930
Tenant Improvements	860	1,431
In-place Leases	3,336	5,411
Leasing Costs	3,198	4,664
Customer Relationships	1,458	2,808
Above Market Leases	410	309	(2)
Below Market Leases	(266)	(1,752)	(3)
Total Purchase Price	$46,225	$82,599
(1)This amount includes $2,711 of land value subject to a land lease agreement, which we may purchase for a nominal fee.
(2)This amount includes $46 and $53 of loans receivable included in Other assets on the condensed consolidated balance sheets, respectively.
(3)This amount includes $62 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the three months ending December 31, 2021 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Three Months Ending 2021	$28,699
2022	115,625
2023	108,691
2024	102,252
2025	95,813
2026	86,921
Thereafter	309,507
$847,508

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and nine months ended September 30, 2021 and 2020, respectively (dollars in thousands):

	For the three months ended September 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2021	2020	$ Change	% Change
Fixed lease payments	$30,230	$29,116	$1,114	3.8%
Variable lease payments	4,104	4,026	78	1.9%
	$34,334	$33,142	$1,192	3.6%

	For the nine months ended September 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2021	2020	$ Change	% Change
Fixed lease payments	$90,331	$88,286	$2,045	2.3%
Variable lease payments	12,050	12,001	49	0.4%
	$102,381	$100,287	$2,094	2.1%

Legal Settlements

In August 2021, we reached separate legal settlements through which we recognized $2.4 million, net, recorded in other income on the condensed consolidated statement of operations and comprehensive income.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of September 30, 2021 and December 31, 2020, excluding real estate held for sale as of September 30, 2021 and December 31, 2020, respectively (dollars in thousands):

	September 30, 2021		December 31, 2020
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$102,796	$(60,713)	$99,254	$(54,168)
Leasing costs	78,755	(42,536)	73,707	(37,801)
Customer relationships	70,016	(36,536)	68,268	(31,881)
	$251,567	$(139,785)	$241,229	$(123,850)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$15,460	$(11,312)	$15,076	$(10,670)
Below market leases and deferred revenue	(43,152)	20,693	(38,319)	17,686

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $5.0 million and $15.7 million for the three and nine months ended September 30, 2021, respectively, and $4.8 million and $14.9 million for the three and nine months ended September 30, 2020, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $0.9 million and $3.3 million for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2020, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the nine months ended September 30, 2021 and 2020, respectively, were as follows:

Intangible Assets & Liabilities	2021	2020
In-place leases	15.0	15.7
Leasing costs	15.0	15.7
Customer relationships	21.2	18.9
Above market leases	14.0	16.6
Below market leases	17.4	14.2
All intangible assets & liabilities	16.5	16.3

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the nine months ended September 30, 2021, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the nine months ended September 30, 2021, we sold two non-core properties, located in Rancho Cordova, California and Champaign, Illinois, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate loss on Sale of Real Estate, net
81,758	$5,473	$367	$(882)

Our dispositions during the nine months ended September 30, 2021 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will such dispositions have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and nine months ended September 30, 2021, and 2020 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021		2020
Operating revenue	$—	$319	$240		$773
Operating expense	—	1,561	117		1,926
Other expense, net	—	(59)	(1,622)	(1)	(177)
Loss from real estate and related assets sold	$—	$(1,301)	$(1,499)		$(1,330)
(1)Includes a $0.9 million loss on sale of real estate, net, on two property sales.

Real Estate Held for Sale

As of September 30, 2021, we had one property classified as held for sale, located in Richmond, Virginia. We consider this asset to be non-core to our long term strategy. At December 31, 2020, we had three properties classified as held for sale, located in Boston Heights, Ohio, Rancho Cordova, California, and Champaign, Illinois. Two of the properties were sold during the nine months ended September 30, 2021. Our Boston Heights, Ohio property is classified as held and used as of September 30, 2021, as this property no longer meets the held for sale criteria.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	September 30, 2021	December 31, 2020
Assets Held for Sale
Total real estate held for sale	$4,005	$8,114
Lease intangibles, net	—	384
Total Assets Held for Sale	$4,005	$8,498
Liabilities Held for Sale
Asset retirement obligation	13	—
Total Liabilities Held for Sale	$13	$—

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the nine months ended September 30, 2021 and did not recognize an impairment charge. We recognized an aggregate impairment charge of $2.9 million during the nine months ended September 30, 2020 on three held and used assets, located in Blaine, Minnesota, Champaign, Illinois, and Rancho Cardova, California. In performing our impairment testing, the undiscounted cash flows for this asset were below the carrying value, so we impaired the asset and wrote it down to its fair value, which we determined using third party purchase offers.

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

6. Mortgage Notes Payable and Credit Facility

Our $100.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), and $65.0 million term loan facility (“Term Loan B”), are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of September 30, 2021 and December 31, 2020 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	September 30, 2021		September 30, 2021	December 31, 2020	September 30, 2021	September 30, 2021
Mortgage and other secured loans:
Fixed rate mortgage loans	61		$426,933	$435,029	(1)	(2)
Variable rate mortgage loans	7		24,069	24,809	(3)	(2)
Premiums and discounts, net	-		(142)	(182)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(2,859)	(3,479)	N/A	N/A
Total mortgage notes payable, net	68		$448,001	$456,177	(4)
Variable rate revolving credit facility	56	(6)	$2,100	$53,900	LIBOR + 1.90%	7/2/2023
Total revolver	56		$2,100	$53,900
Variable rate term loan facility A	-	(6)	$160,000	$160,000	LIBOR + 1.85%	7/2/2024
Variable rate term loan facility B	-	(6)	65,000	—	LIBOR + 2.00%	2/11/2026
Deferred financing costs, term loan facility	-		(1,049)	(797)	N/A	N/A
Total term loan, net	N/A		$223,951	$159,203
Total mortgage notes payable and credit facility	124		$674,052	$669,280	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 53 mortgage notes payable with maturity dates ranging from 11/1/2021 through 8/1/2037.
(3)Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.35% to one month LIBOR + 2.75%. As of September 30, 2021, one month LIBOR was approximately 0.08%.
(4)The weighted average interest rate on the mortgage notes outstanding as of September 30, 2021 was approximately 4.19%.
(5)The weighted average interest rate on all debt outstanding as of September 30, 2021 was approximately 3.45%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 56 unencumbered properties as of September 30, 2021.
N/A - Not Applicable

Mortgage Notes Payable

As of September 30, 2021, we had 53 mortgage notes payable, collateralized by a total of 68 properties with a net book value of $667.8 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of September 30, 2021, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the nine months ended September 30, 2021, we repaid one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$4,470	4.90%

During the nine months ended September 30, 2021, we issued one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Issued		Interest Rate on Fixed Rate Debt
$5,500	(1)	3.24%
(1)On January 22, 2021, we issued $5.5 million of floating rate debt swapped to fixed debt of 3.24% in connection with one property acquisition.

We did not make any payments for deferred financing costs during the three months ended September 30, 2021 but made payments of $0.6 million for deferred financing costs during the nine months ended September 30, 2021. We made payments of $0.03 million and $0.4 million for deferred financing costs during the three and nine months ended September 30, 2020, respectively.

Scheduled principal payments of mortgage notes payable for the three months ending December 31, 2021, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Three Months Ending December 31, 2021	$13,551
2022	105,787
2023	72,371
2024	45,601
2025	37,763
2026	42,892
Thereafter	133,037
Total	$451,002	(1)
(1)This figure does not include $(0.1) million of premiums and (discounts), net, and $2.9 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2021 and December 31, 2020, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at September 30, 2021 and December 31, 2020 (dollars in thousands):

		September 30, 2021		December 31, 2020
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,228	(1)	$208,855	$128	$177,060	$9
(1)We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 1.50% to 2.75%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements are recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at September 30, 2021 and December 31, 2020 (dollars in thousands):

September 30, 2021			December 31, 2020
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$73,497	$725	$(1,631)	$68,829	$—	$(3,055)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of gain (loss) recognized in Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives in cash flow hedging relationships
Interest rate caps	$(49)	$(25)	$(26)	$(332)
Interest rate swaps	470	301	2,151	(2,401)
Total	$421	$276	$2,125	$(2,733)

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the condensed consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate caps	$(145)	$—	$(145)	$—
Total	$(145)	$—	$(145)	$—

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2021	December 31, 2020
Interest rate caps	Other assets	$128	$9
Interest rate swaps	Other assets	725	—
Interest rate swaps	Other liabilities	(1,631)	(3,055)
Total derivative liabilities, net		$(778)	$(3,046)

The fair value of all mortgage notes payable outstanding as of September 30, 2021 was $458.6 million, as compared to the carrying value stated above of $448.0 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On July 2, 2019, we amended, extended and upsized our Credit Facility, expanding Term Loan A from $75.0 million to $160.0 million, and increased our Revolver from $85.0 million to $100.0 million. Term Loan A has a maturity date of July 2, 2024, and the Revolver has a maturity date of July 2, 2023. The interest rate for the Credit Facility is equal to LIBOR plus a spread ranging from 125 to 215 basis points, depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan A, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. The Credit Facility’s bank syndicate is comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association.

On February 11, 2021, we added a new $65.0 million Term Loan B, inclusive of a $15.0 million delayed funding component. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points, plus a spread ranging from 140 to 225 basis points, depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of September 30, 2021, there was $65.0 million outstanding under Term Loan B, and we used all net proceeds to repay all outstanding borrowings on the Revolver and fund acquisitions.

As of September 30, 2021, there was $227.1 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 1.97%, and $18.7 million outstanding under letters of credit, at a weighted average interest rate of 1.90%. As of September 30, 2021, the maximum additional amount we could draw under the Credit Facility was $26.1 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2021.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2021.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the three months ending December 31, 2021 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Three Months Ending December 31, 2021	$122
2022	489
2023	492
2024	493
2025	494
2026	498
Thereafter	6,807
Total anticipated lease payments	$9,395
Less: amount representing interest	(3,824)
Present value of lease payments	$5,571

Rental expense incurred for properties with ground lease obligations during the three and nine months ended September 30, 2021 was $0.1 million and $0.4 million, respectively, and during the three and nine months ended September 30, 2020 was $0.1 million and $0.4 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 19.5 years and a weighted average discount rate of 5.32%.

Letters of Credit

As of September 30, 2021, there was $18.7 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$36	$34	$35	$32
Issuance of common stock, net	1	—	2	2
Balance, end of period	$37	$34	$37	$34
Series F Preferred Stock (1)
Balance, beginning of period	$—	$—	$—	$—
Issuance of Series F preferred stock, net	—	—	—	—
Balance, end of period	$—	$—	$—	$—
Additional Paid in Capital
Balance, beginning of period	$648,112	$599,741	$626,533	$571,205
Issuance of common stock and Series F preferred stock, net (1)	8,699	5,027	29,110	33,465
Redemption of OP Units	—	—	4,812	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(21)	(61)	(3,665)	37
Balance, end of period	$656,790	$604,707	$656,790	$604,707
Accumulated Other Comprehensive Income
Balance, beginning of period	$(2,641)	$(5,135)	$(4,345)	$(2,126)
Comprehensive income	421	276	2,125	(2,733)
Reclassification into interest expense	145	—	145	—
Balance, end of period	$(2,075)	$(4,859)	$(2,075)	$(4,859)
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(442,122)	$(388,900)	$(409,041)	$(360,978)
Distributions declared to common, senior common, and preferred stockholders	(16,849)	(15,780)	(50,011)	(46,965)
Redemption of Series D preferred stock, net	—	—	(2,141)	—
Net income attributable to the Company	4,477	2,846	6,699	6,109
Balance, end of period	$(454,494)	$(401,834)	$(454,494)	$(401,834)
Total Stockholders' Equity
Balance, beginning of period	$203,386	$205,741	$213,183	$208,134
Issuance of common stock and Series F preferred stock, net (1)	8,700	5,027	29,112	33,467
Redemption of OP Units	—	—	4,812	—
Redemption of Series D preferred stock, net	—	—	(2,141)	—
Distributions declared to common, senior common, and preferred stockholders	(16,849)	(15,780)	(50,011)	(46,965)
Comprehensive income	421	276	2,125	(2,733)
Reclassification into interest expense	145	—	145	—

Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(21)	(61)	(3,665)	37
Net income attributable to the Company	4,477	2,846	6,699	6,109
Balance, end of period	$200,259	$198,049	$200,259	$198,049
Non-Controlling Interest
Balance, beginning of period	$1,338	$2,892	$2,854	$2,903
Distributions declared to Non-controlling OP Unit holders	(97)	(189)	(382)	(567)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	—	502
Redemptions of OP Units	—	—	(4,812)	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	21	61	3,665	(37)
Net loss attributable to OP units held by Non-controlling OP Unitholders	21	(2)	(42)	(39)
Balance, end of period	$1,283	$2,762	$1,283	$2,762
Total Equity	$201,542	$200,811	$201,542	$200,811
(1)No shares of Series F Preferred Stock were outstanding prior to July 1, 2020.

Distributions

We paid the following distributions per share for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,			For the nine months ended September 30,
	2021		2020	2021		2020
Common Stock and Non-controlling OP Units	$0.37545		$0.37545	$1.12635		$1.12635
Senior Common Stock	0.2625		0.2625	0.7875		0.7875
Series D Preferred Stock	—	(1)	0.4374999	0.8749998	(1)	1.3124997
Series E Preferred Stock	0.414063		0.414063	1.242189		1.242189
Series F Preferred Stock	0.375		0.375	1.125		0.375	(2)
Series G Preferred Stock	0.375		—	0.375		—
(1)We redeemed all outstanding shares of our Series D Preferred Stock on June 30, 2021.
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

Amendment to Operating Partnership Agreement

On June 23, 2021, the Operating Partnership adopted the Third Amendment to its Second Amended and Restated Agreement of Limited Partnership, including Exhibit SGP thereto (collectively, the “Amendment”), establishing the rights, privileges, and preferences of 6.00% Series G Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series G Term Preferred Units”). The Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series G Term Preferred Units as are issued shares of Series G Preferred Stock by the Company in connection with the offering of Series G Preferred Stock upon the Company’s contribution to the Operating Partnership of the net proceeds of the offering of Series G Preferred Stock. Generally, the Series G Preferred Units provided for under the Amendment have preferences, distribution rights, and other provisions substantially equivalent to those of the Series G Preferred Stock.

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

Common Stock ATM Program

During the nine months ended September 30, 2021, we sold 1.2 million shares of common stock, raising $24.1 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of September 30, 2021, we had remaining capacity to sell up to $159.4 million of common stock under the Common Stock ATM Program.

Mezzanine Equity

Our Series D Preferred Stock, 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), and Series G Preferred Stock are classified as mezzanine equity in our condensed consolidated balance sheets because all three are redeemable at the option of the shareholder upon a change of control of greater than 50%. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock and Series G Preferred Stock are redeemable at the option of the applicable shareholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a delisting event or change of control of greater than 50% will take place, and if we deem this probable, we would adjust the Series E Preferred Stock, and Series G Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50%, or a delisting event, is remote.

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

Series E Preferred Stock ATM Program

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock under the Series E Preferred Stock Sales Agreement during the nine months ended September 30, 2021. As of September 30, 2021, we had remaining capacity to sell up to $92.8 million of Series E Preferred Stock under the Series E Preferred Stock Sales Agreement.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of September 30, 2021, we had the ability to issue up to $352.7 million of securities under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock. As of September 30, 2021, we had the ability to issue up to $691.7 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 217,422 shares of our Series F Preferred Stock, raising $4.9 million in net proceeds during the nine months ended September 30, 2021. As of September 30, 2021, we had remaining capacity to sell up to $628.2 million of Series F Preferred Stock.

Non-controlling Interest in Operating Partnership

As of September 30, 2021 and December 31, 2020, we owned approximately 99.3% and 98.6%, respectively, of the outstanding OP Units. During the nine months ended September 30, 2021, we redeemed 246,039 OP Units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of September 30, 2021 and December 31, 2020, there were 256,994 and 503,033 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On October 12, 2021, our Board of Directors declared the following monthly distributions for the months of October, November and December of 2021:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
October 22, 2021	October 29, 2021	$0.125275	$0.138021	$0.125
November 19, 2021	November 30, 2021	0.125275	0.138021	0.125
December 23, 2021	December 31, 2021	0.125275	0.138021	0.125
		$0.375825	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
October	November 5, 2021	$0.0875
November	December 6, 2021	0.0875
December	January 5, 2022	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
October 28, 2021	November 5, 2021	$0.125
November 29, 2021	December 6, 2021	0.125
December 29, 2021	January 5, 2022	0.125
		$0.375

Equity Activity

Subsequent to September 30, 2021 and through November 1, 2021, we raised $8.0 million in net proceeds from the sale of 378,495 shares of common stock under our Common Stock ATM Program and $0.8 million in net proceeds from the sale of 33,572 shares of Series F Preferred Stock.

Financing Activity

On October 26, 2021, we repaid $3.2 million of fixed rate debt, collateralized by one property, at an interest rate of 4.92%.

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

As of November 1, 2021:

•we owned 127 properties totaling 15.7 million square feet of rentable space, located in 27 states;
•our occupancy rate was 97.5%;
•the weighted average remaining term of our mortgage debt was 3.9 years and the weighted average interest rate was 4.19%; and
•the average remaining lease term of the portfolio was 7.2 years.

Business Environment

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and infection continues in the United States and many parts of the world. The rapid spread of the coronavirus identified as COVID-19 resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. These measures and the pandemic have caused a significant national and global economic downturn, disrupted business operations, including those of certain of our tenants, increased unemployment and underemployment levels, and are expected to have an adverse effect on office demand for space in the short term, at a minimum. The demand for industrial space has continued due to the continuing growth of e-commerce and appears to be partially counterbalancing the adverse effects of COVID-19 on the commercial real estate industry. However, the rising cost of construction materials and product delivery delays caused by supply chain disruption, and the apparent labor shortage we are facing nationally, have resulting in inflation and higher costs for both office and industrial construction projects. Industrial absorption increased on a nominal basis in 2020, compared to 2019, according to research reports and continues to be strong through the third quarter of 2021. Construction activity for the industrial sector remains strong as third quarter 2021 estimates have approximately $500.0 million of properties under construction with over 30% of that space pre-leased. Investment sales volume across all product types, but especially office and retail, in recent months is lower year over year, as compared to 2020, as a direct result of COVID-19. Research reports also report that the office sector experienced negative absorption for each of the first three quarters of 2021 and office space available for sublease has placed downward pressure on office rental rates.

Interest rates remain volatile in response to competing concerns about inflationary pressures and the spread and effect of COVID-19 variants. The yield on the 10 year US Treasury Note has increased by 77% since the beginning of the year to its current 1.65%. Since the beginning of the second quarter, it has ranged from 1.19% July and August to 1.73% at the beginning of April, a 54 basis point, 45% swing. It has increased 39% since the beginning of August alone. Despite this volatility, interest rates remain low by historical standards. After completing the 11th year of the current cycle, some national research firms had been estimating that both pricing and investment sales volume would be peaking and the national economy would be slowing in the near term. Global recessionary conditions may occur over the next 12-24 months as a direct result of the COVID-19 pandemic, although the actual impact and duration are unknown. See “Impact of COVID-19 on Our Business,” below.

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

As of November 1, 2021, we have collected 100% of all outstanding September 2021 cash base rent obligations and approximately 100% of October 2021 cash base rent obligations. We have received and may receive additional rent modification requests in future periods from our tenants. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. These industries, among certain others, have generally been severely impacted by COVID-19. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to economic issues, including as a result of COVID-19, in any one geographic market or area. We also have a cap on industry sector concentration to further diversify our portfolio and mitigate risk.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on February 11, 2021, we added a new $65.0 million term loan component. We have had numerous conversations with lenders and credit continues to be available for well capitalized borrowers. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have six partially vacant buildings and two fully vacant buildings.

Our available vacant space at September 30, 2021 represents 2.3% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $2.6 million. We continue to actively seek new tenants for these properties.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our $100.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (serving as a revolving lender, a letter of credit issuer and an administrative agent), which matures in July 2023, our $160.0 million term loan facility (“Term Loan A”), which matures in July 2024 and our $65.0 million term loan facility (“Term Loan B”), which matures in February 2026. We refer to the Revolver, Term Loan A and Term Loan B collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market (“CMBS”), to issue mortgages to finance our real estate activities.

Recent Developments

Sale Activity

During the nine months ended September 30, 2021, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions located in our target secondary growth markets or repaid outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the nine months ended September 30, 2021, we sold two non-core properties, located in Rancho Cordova, California and Champaign, Illinois, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate loss on Sale of Real Estate, net
81,758	$5,473	$367	$(882)

Acquisition Activity

During the nine months ended September 30, 2021, we acquired eight industrial properties located in Findlay, Ohio, Baytown, Texas, Pacific, Missouri, and Peru, Illinois, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Debt Issued
367,716	15.5 years	$46,225	$370	$3,513	$5,500

Leasing Activity

During and subsequent to the nine months ended September 30, 2021, we executed 14 leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
1,486,870	7.5 years	$13,081	$4,408	$1,845

During the nine months ended September 30, 2021, we had eight lease contractions or terminations, which are summarized below (dollars in thousands):

Aggregate Square Footage Reduced		Aggregate Square Footage Remaining	Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through September 30, 2021
497,369	(1)	26,220	$2,865	$1,977
(1)We have signed leases with two replacement tenants for 211,408 square feet with no downtime.

Financing Activity

During the nine months ended September 30, 2021, we repaid one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$4,470	4.90%

On October 26, 2021, we repaid $3.2 million of fixed rate debt, collateralized by one property, at an interest rate of 4.92%.

During the nine months ended September 30, 2021, we issued one mortgage, collateralized by one property, which is summarized below (dollars in thousands):

Fixed Rate Debt Issued		Interest Rate on Fixed Rate Debt
$5,500	(1)	3.24%
(1)On January 22, 2021, we issued $5.5 million of floating rate debt swapped to fixed debt of 3.24% in connection with one property acquisition.

Legal Settlement

In August 2021, we reached separate legal settlements through which we recognized $2.4 million, net, recorded in other income on the condensed consolidated statement of operations and comprehensive income.

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

Common Stock ATM Program

During the nine months ended September 30, 2021, we sold 1.2 million shares of common stock, raising $24.1 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of September 30, 2021, we had remaining capacity to sell up to $159.4 million of common stock under the Common Stock ATM Program.

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

Preferred Series E ATM Program

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock under the agreement during the nine months ended September 30, 2021. As of September 30, 2021, we had remaining capacity to sell up to $92.8 million of Series E Preferred Stock under the Series E Preferred Stock Sales Agreement.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of September 30, 2021, we had the ability to issue up to $352.7 million of securities under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”). As of September 30, 2021, we had the ability to issue up to $691.7 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the SDAT Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of Common Stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 217,422 shares of our Series F Preferred Stock, raising $4.9 million in net proceeds during the three and nine months ended September 30, 2021. As of September 30, 2021, we had remaining capacity to sell up to $628.2 million of Series F Preferred Stock.

Non-controlling Interest in Operating Partnership

As of September 30, 2021 and December 31, 2020, we owned approximately 99.3% and 98.6%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”). During the nine months ended September 30, 2021, we redeemed 246,039 OP Units for an equivalent amount of common stock.

As of September 30, 2021 and December 31, 2020, there were 256,994 and 503,033 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the nine months ended September 30, 2021, our largest tenant comprised only 2.8% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2021		2020		2021		2020
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$5,815	16.7%	$5,598	17.0%	$16,978	16.8%	$16,748	16.8%
Diversified/Conglomerate Services	4,631	13.5	4,124	12.4	14,148	13.8	12,403	12.4
Healthcare	3,786	11.0	4,077	12.3	11,720	11.4	12,156	12.1
Automotive	3,392	9.9	3,445	10.4	8,845	8.6	11,137	11.1
Banking	2,597	7.6	2,530	7.6	7,713	7.5	7,445	7.4
Buildings and Real Estate	2,331	6.8	2,401	7.2	6,968	6.8	6,794	6.8
Diversified/Conglomerate Manufacturing	1,866	5.4	1,694	5.1	5,748	5.6	4,562	4.5
Personal, Food & Miscellaneous Services	1,540	4.5	1,507	4.5	5,552	5.4	4,513	4.5
Information Technology	1,673	4.9	1,754	5.3	5,011	4.9	5,193	5.2
Beverage, Food & Tobacco	1,497	4.4	1,065	3.2	4,450	4.3	3,033	3.0
Chemicals, Plastics & Rubber	1,208	3.5	900	2.7	3,499	3.4	2,747	2.7
Machinery	970	2.8	934	2.8	2,991	2.9	3,235	3.2
Containers, Packaging & Glass	777	2.3	338	1.0	1,985	1.9	1,412	1.4
Personal & Non-Durable Consumer Products	617	1.8	614	1.9	1,852	1.8	1,838	1.8
Childcare	573	1.7	557	1.7	1,718	1.7	1,671	1.7
Printing & Publishing	571	1.7	348	1.1	1,439	1.4	1,028	1.0
Electronics	166	0.5	936	2.8	796	0.8	3,403	3.4
Education	203	0.6	199	0.6	606	0.6	607	0.6
Home & Office Furnishings	121	0.4	121	0.4	362	0.4	362	0.4
Total	$34,334	100.0%	$33,142	100.0%	$102,381	100.0%	$100,287	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

State	Lease Revenue for the three months ended September 30, 2021	Percentage of Lease Revenue	Number of Leases for the three months ended September 30, 2021	Lease Revenue for the three months ended September 30, 2020	Percentage of Lease Revenue	Number of Leases for the three months ended September 30, 2020
Florida	$4,191	12.2%	10	$4,120	12.4%	11
Pennsylvania	3,807	11.1	10	3,491	10.5	9
Texas	3,801	11.1	15	4,847	14.6	15
Ohio	3,671	10.7	15	3,429	10.3	14
Georgia	2,757	8.0	9	2,684	8.1	9
Utah	1,935	5.6	4	2,006	6.1	4
Alabama	1,634	4.8	5	897	2.7	3
Michigan	1,609	4.7	6	1,573	4.7	6
North Carolina	1,604	4.7	7	1,546	4.7	8
South Carolina	1,408	4.1	2	1,230	3.7	2
All Other States	7,917	23.0	48	7,319	22.2	47
Total	$34,334	100.0%	131	$33,142	100.0%	128

State	Lease Revenue for the nine months ended September 30, 2021	Percentage of Lease Revenue	Number of Leases for the nine months ended September 30, 2021	Lease Revenue for the nine months ended September 30, 2020	Percentage of Lease Revenue	Number of Leases for the nine months ended September 30, 2020
Florida	$12,614	12.3%	10	$12,549	12.5%	11
Pennsylvania	11,409	11.1	10	10,272	10.2	9
Ohio	11,284	11.0	15	10,569	10.5	14
Texas	11,232	11.0	15	15,081	15.0	15
Georgia	8,167	8.0	9	7,616	7.6	9
Utah	5,763	5.6	4	5,941	5.9	4
North Carolina	5,084	5.0	7	4,547	4.5	8
Alabama	4,911	4.8	5	2,694	2.7	3
Michigan	4,765	4.7	6	4,718	4.7	6
South Carolina	4,162	4.1	2	3,628	3.6	2
All Other States	22,990	22.4	48	22,672	22.8	47
	$102,381	100.0%	131	$100,287	100.0%	128

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2021 or 2020.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2021 (our “2020 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2021.

Results of Operations

The weighted average yield on our total portfolio, which was 7.9% and 8.2% as of September 30, 2021 and 2020, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2021 and 2020 is below (dollars in thousands, except per share amounts):

	For the three months ended September 30,
	2021	2020	$ Change	% Change
Operating revenues
Lease revenue	$34,334	$33,142	$1,192	3.6%
Total operating revenues	$34,334	$33,142	$1,192	3.6%
Operating expenses
Depreciation and amortization	$14,760	$13,798	$962	7.0%
Property operating expenses	6,807	6,590	217	3.3%
Base management fee	1,472	1,418	54	3.8%
Incentive fee	1,266	1,128	138	12.2%
Administration fee	382	361	21	5.8%
General and administrative	811	775	36	4.6%
Impairment charge	—	1,184	(1,184)	(100.0)%
Total operating expenses	$25,498	$25,254	$244	1.0%
Other (expense) income
Interest expense	$(6,688)	$(6,444)	$(244)	3.8%
Gain on sale of real estate, net	—	1,196	(1,196)	(100.0)%
Other income	2,350	204	2,146	1,052.0%
Total other expense, net	$(4,338)	$(5,044)	$706	(14.0)%
Net income	$4,498	$2,844	$1,654	58.2%
Distributions attributable to Series D, E, F, and G preferred stock	(2,868)	(2,771)	(97)	3.5%
Distributions attributable to senior common stock	(170)	(203)	33	(16.3)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$1,460	$(130)	$1,590	(1,223.1)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.04	$(0.004)	$0.044	(1,100.0)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$16,220	$13,656	$2,564	18.8%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$16,390	$13,859	$2,531	18.3%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.44	$0.39	$0.05	12.8%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.44	$0.39	$0.05	12.8%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO and FFO adjusted for comparability.

	For the nine months ended September 30,
	2021	2020	$ Change	% Change
Operating revenues
Lease revenue	$102,381	$100,287	$2,094	2.1%
Total operating revenues	$102,381	$100,287	$2,094	2.1%
Operating expenses
Depreciation and amortization	$45,661	$42,076	$3,585	8.5%
Property operating expenses	20,278	19,098	1,180	6.2%
Base management fee	4,369	4,219	150	3.6%
Incentive fee	3,540	3,301	239	7.2%
Administration fee	1,016	1,194	(178)	(14.9)%
General and administrative	2,540	2,406	134	5.6%
Impairment charge	—	2,905	(2,905)	(100.0)%
Total operating expense before incentive fee waiver	$77,404	$75,199	$2,205	2.9%
Incentive fee waiver	(16)	—	(16)	100.0%
Total operating expenses	$77,388	$75,199	$2,189	2.9%
Other (expense) income
Interest expense	$(20,338)	$(20,411)	$73	(0.4)%
(Loss) gain on sale of real estate, net	(882)	1,184	(2,066)	(174.5)%
Other income	2,884	209	2,675	1,279.9%
Total other expense, net	$(18,336)	$(19,018)	$682	(3.6)%
Net income	$6,657	$6,070	$587	9.7%
Distributions attributable to Series D, E, F, and G preferred stock	(8,571)	(8,137)	(434)	5.3%
Series D preferred stock offering costs write off	(2,141)	—	(2,141)	100.0%
Distributions attributable to senior common stock	(534)	(615)	81	(13.2)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(4,589)	$(2,682)	$(1,907)	71.1%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.13)	$(0.08)	$(0.05)	62.5%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$41,954	$41,115	$839	2.0%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$42,488	$41,730	$758	1.8%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted, as adjusted for comparability (1)	$44,629	$41,730	$2,899	6.9%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$1.15	$1.20	$(0.05)	(4.2)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$1.14	$1.19	$(0.05)	(4.2)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted, as adjusted for comparability (1)	$1.20	$1.19	$0.01	0.8%
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

Operating Revenues

	For the three months ended September 30,
	(Dollars in Thousands)
Lease Revenues	2021	2020	$ Change	% Change
Same Store Properties	$28,076	$27,480	$596	2.2%
Acquired & Disposed Properties	3,783	2,664	1,119	42.0%
Properties with Vacancy	2,475	2,998	(523)	(17.4)%
	$34,334	$33,142	$1,192	3.6%

	For the nine months ended September 30,
	(Dollars in Thousands)
Lease Revenues	2021	2020	$ Change	% Change
Same Store Properties	$85,011	$82,211	$2,800	3.4%
Acquired & Disposed Properties	10,233	7,197	3,036	42.2%
Properties with Vacancy	7,137	10,879	(3,742)	(34.4)%
	$102,381	$100,287	$2,094	2.1%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three and nine months ended September 30, 2021, primarily due to increased lease revenue from the amortization of tenant funded improvements, coupled with accelerated rent from tenants that have terminated their leases early. One of the tenants that terminated early will remain in the building through October 2022, and we fully re-leased the space from two terminations with no downtime. Lease revenues increased for acquired and disposed of properties for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, because we acquired 11 properties subsequent to September 30, 2020. This increase was partially offset by a loss of lease revenues from six properties we sold subsequent to September 30, 2020. Lease revenues decreased for our properties with vacancy for the three and nine months ended September 30, 2021 due to increased vacancy in our portfolio.

Operating Expenses

Depreciation and amortization increased for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, due to depreciation on capital projects completed subsequent to the three and nine months ended September 30, 2020, coupled with depreciation on the 11 properties acquired subsequent to September 30, 2020. This increase was partially offset by decreased depreciation on the six properties sold subsequent to September 30, 2020.

	For the three months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2021	2020	$ Change	% Change
Same Store Properties	$4,704	$4,617	$87	1.9%
Acquired & Disposed Properties	269	462	(193)	(41.8)%
Properties with Vacancy	1,834	1,511	323	21.4%
	$6,807	$6,590	$217	3.3%

	For the nine months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2021	2020	$ Change	% Change
Same Store Properties	$13,789	$13,871	$(82)	(0.6)%
Acquired & Disposed Properties	902	1,318	(416)	(31.6)%
Properties with Vacancy	5,587	3,909	1,678	42.9%
	$20,278	$19,098	$1,180	6.2%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three months ended September 30, 2021, from the comparable 2020 period, is a result of increased insurance premiums for our same store portfolio. The decrease in property operating expenses for same store properties for the nine months ended September 30, 2021, from the comparable 2020 period, is a result of decreased property operating expenses incurred on behalf of our tenants due to COVID-19 restrictions that were initially instituted during late March 2020, but relaxed during the second quarter of 2021. Prior to March 2020, our tenants were operating at full capacity with no operating restrictions, while in 2021, many tenants are working towards full occupancy. The increase in property operating expenses for acquired and disposed of properties for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, is primarily a result of increased property operating expenses from 11 properties acquired subsequent to September 30, 2020, partially offset by a reduction of operating expenses from six properties sold subsequent to September 30, 2020. The increase in property operating expenses for properties with vacancy for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, is a result of increased vacancy in our portfolio.

The base management fee paid to the Adviser increased for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, due to an increase in Gross Tangible Real Estate over the three and nine months ended September 30, 2021 as compared to the increase in Total Shareholders’ Equity and Gross Tangible Real Estate during the three and nine months ended September 30, 2020. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, due to a higher pre-incentive fee Core FFO. The increase in Core FFO is a result of an increase in operating revenues, coupled with an increase in other income due to legal settlements of $2.4 million, net. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to our Administrator incurring greater costs that are allocated to us. The administration fee paid to the Administrator decreased for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due to our Administrator incurring fewer costs that are allocated to us. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses increased for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, primarily as a result of an increase in legal fees, professional service fees, and shareholder related expenses.

We did not recognize an impairment charge during the three and nine months ended September 30, 2021. During the three months ended September 30, 2020, we recognized impairment charges on our Rancho Cordova, California and Champaign, Illinois assets, after our impairment testing determined the fair market value of these properties was below our respective carrying value, and the respective carrying value was unrecoverable. During the nine months ended September 30, 2020, we recognized impairment charges on our Rancho Cordova, California, Champaign, Illinois and Blaine, Minnesota assets, after our impairment testing determined the fair market value of these properties was below our respective carrying value, and the respective carrying value was unrecoverable.

Other Income and Expenses

Interest expense increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was primarily a result of us having higher outstanding balances on our Credit Facility. Interest expense decreased for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This decrease was primarily a result of a decrease in interest rates on our LIBOR based variable rate debt, as the nine months ended September 30, 2021 had lower average LIBOR due to central banks having accommodating monetary policy, due to the COVID-19 pandemic, as compared to the nine months ended September 30, 2020.

Loss on sale of real estate, net, for the nine months ended September 30, 2021, is attributable to two non-core office assets located in Rancho Cordova, California and Champaign, Illinois, being sold during the period. Gain on sale of real estate, net, for the nine months ended September 30, 2020 is attributable to one non-core office asset located in Charlotte, North Carolina and one non-core industrial asset located in Maple Heights, Ohio being sold during the period.

Other income increased for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, primarily due to $2.4 million, net, legal settlements.

Net Income (Loss) Available (Attributable) to Common Stockholders and Non-controlling OP Unitholders

Net income available to common stockholders and Non-controlling OP Unitholders increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to the increase in operating revenues due to asset acquisition activity during and subsequent to September 30, 2020, coupled with an increase in other income from $2.4 million, net, in legal settlements. Net loss attributable to common stockholders and Non-controlling OP Unitholders increased for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to a loss on sale of real estate, net from two property sales, coupled with writing off Series D Preferred Stock offering costs in connection with the voluntary redemption of all outstanding shares of our Series D Preferred Stock, partially offset by an increase in operating revenues due to asset acquisition activity during and subsequent to September 30, 2020.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility and issuing additional equity securities. Our available liquidity as of September 30, 2021, was $36.3 million, consisting of approximately $10.2 million in cash and cash equivalents and available borrowing capacity of $26.1 million under our Credit Facility. Our available borrowing capacity under the Credit Facility increased to $28.2 million as of November 1, 2021.

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

During the nine months ended September 30, 2021, we raised net proceeds of $24.1 million of common equity under our Common Stock ATM Program at a net weighted average per share price of $20.08. We used these proceeds to fund acquisitions, pay down outstanding debt and for other general corporate purposes. We did not sell any of our Series E Preferred Stock under our Series E Preferred Stock Sales Agreement during the nine months ended September 30, 2021. We raised net proceeds of $4.9 million from sales of our Series F Preferred Stock during the nine months ended September 30, 2021.

As of November 1, 2021, we had the ability to raise up to $344.5 million of additional equity capital through the sale and issuance of securities that are registered under the 2019 Universal Shelf, in one or more future public offerings. Of the $344.5 million of available capacity under our 2019 Universal Shelf, approximately $151.2 million is reserved for additional sales under our Common Stock ATM Program, and approximately $92.8 million is reserved for additional sales under our Series E Preferred Stock Sales Agreement as of November 1, 2021. We expect to continue to use our at-the-market programs as a source of liquidity for the remainder of 2021.

As of November 1, 2021, we had the ability to raise up to $690.8 million of additional equity capital through the sale and issuance of securities that are registered under the 2020 Universal Shelf, in one or more future public offerings. Of the $690.8 million of available capacity under our 2020 Universal Shelf, approximately $627.3 million is reserved for the sale of our Series F Preferred Stock as of November 1, 2021.

Debt Capital

As of September 30, 2021, we had 53 mortgage notes payable in the aggregate principal amount of $451.0 million, collateralized by a total of 68 properties with a remaining weighted average maturity of 3.9 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2021 was 4.19%.

We continue to see banks and non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of September 30, 2021, we had mortgage debt in the aggregate principal amount of $13.6 million payable during the remainder of 2021 and $105.8 million payable during 2022. The 2021 principal amount payable includes both amortizing principal payments and two balloon principal payments due during the remaining three months of 2021. We anticipate being able to refinance our mortgages that come due during 2021 and 2022 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. In addition, we have raised substantial equity under our at-the-market programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2021, was $53.7 million, as compared to net cash provided by operating activities of $52.4 million for the nine months ended September 30, 2020. This change was primarily a result of an increase in operating revenues from our 11 property acquisitions completed subsequent to September 30, 2020, coupled with $2.4 million, net, in legal settlements, partially offset by an increase in unreimbursed property operating expenses, due to higher portfolio vacancy. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021, was $46.0 million, which primarily consisted of eight property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of two properties. Net cash used in investing activities during the nine months ended September 30, 2020, was $73.0 million, which primarily consisted of six property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of two properties.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2021, was $8.6 million, which primarily consisted of the repayment of $14.3 million of outstanding mortgage debt, redemption of our Series D Preferred Stock, repayment of $51.8 million, net, on our Revolver, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $130.0 million of common and preferred equity, borrowings from our new Term Loan B of $65.0 million, and the issuance of $5.5 million of new mortgage debt. Net cash provided by financing activities for the nine months ended September 30, 2020, was $24.4 million, which primarily consisted of $35.9 million in new mortgage borrowings coupled with the issuance of $39.6 million of equity, partially offset by $31.7 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders.

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

On February 11, 2021, we added Term Loan B, a new $65.0 million term loan component to our Credit Facility. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points plus a spread ranging from 140 to 225 basis points depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of September 30, 2021, there was $65.0 million outstanding under Term Loan B, and we used all net proceeds to repay all outstanding borrowings on the Revolver.

As of September 30, 2021, there was $227.1 million outstanding under our Credit Facility at a weighted average interest rate of approximately 1.97% and $18.7 million outstanding under letters of credit at a weighted average interest rate of 1.90%. As of November 1, 2021, the maximum additional amount we could draw under the Credit Facility was $28.2 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2021.

For discussion on the impact COVID-19 has had on our liquidity and capital resources, refer to the Impact of COVID-19 on Our Business section under Business Environment.

Contractual Obligations

The following table reflects our material contractual obligations as of September 30, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$678,102	$77,270	$315,006	$131,644	$154,182
Interest on Debt Obligations (2)	79,887	21,829	31,785	16,746	9,527
Operating Lease Obligations (3)	9,395	488	985	980	6,942
Purchase Obligations (4)	4,561	3,116	1,445	—	—
	$771,945	$102,703	$349,221	$149,370	$170,651
(1)Debt obligations represent borrowings under our Revolver, which represents $2.1 million of the debt obligation due in 2023, our Term Loan A, which represents $160.0 million of the debt obligation due in 2024, our Term Loan B, which represents $65.0 million of the debt obligation due in 2026 and mortgage notes payable that were outstanding as of September 30, 2021. This figure does not include $(0.1) million of premiums and (discounts), net and $3.9 million of deferred financing costs, net, which are reflected in mortgage notes payable, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan A and Term Loan B is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of September 30, 2021.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at nine of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2021.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and nine months ended September 30, 2021 and 2020, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2021	2020	2021	2020
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$4,498	$2,844	$6,657	$6,070
Less: Distributions attributable to preferred and senior common stock	(3,038)	(2,974)	(9,105)	(8,752)
Less: Series D preferred stock offering costs write off	—	—	(2,141)	—
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$1,460	$(130)	$(4,589)	$(2,682)
Adjustments:
Add: Real estate depreciation and amortization	$14,760	$13,798	$45,661	$42,076
Add: Impairment charge	—	1,184	—	2,905
Add: Loss on sale of real estate, net	—	—	882	—
Less: Gain on sale of real estate, net	—	(1,196)	—	(1,184)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$16,220	$13,656	$41,954	$41,115
Weighted average common shares outstanding - basic	36,768,779	34,075,147	36,296,414	33,884,007
Weighted average Non-controlling OP Units outstanding	256,994	503,033	337,205	502,435
Total common shares and Non-controlling OP Units	37,025,773	34,578,180	36,633,619	34,386,442
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.44	$0.39	$1.15	$1.20
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$4,498	$2,844	$6,657	$6,070
Less: Distributions attributable to preferred and senior common stock	(3,038)	(2,974)	(9,105)	(8,752)
Less: Series D preferred stock offering costs write off	—	—	(2,141)	—
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$1,460	$(130)	$(4,589)	$(2,682)
Adjustments:
Add: Real estate depreciation and amortization	$14,760	$13,798	$45,661	$42,076
Add: Impairment charge	—	1,184	—	2,905
Add: Income impact of assumed conversion of senior common stock	170	203	534	615
Add: Loss on sale of real estate, net	—	—	882	—
Less: Gain on sale of real estate, net	—	(1,196)	—	(1,184)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$16,390	$13,859	$42,488	$41,730
Weighted average common shares outstanding - basic	36,768,779	34,075,147	36,296,414	33,884,007
Weighted average Non-controlling OP Units outstanding	256,994	503,033	337,205	502,435
Effect of convertible senior common stock	532,785	641,430	532,785	641,430
Weighted average common shares and Non-controlling OP Units outstanding - diluted	37,558,558	35,219,610	37,166,404	35,027,872
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.44	$0.39	$1.14	$1.19
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit, as adjusted for comparability
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$16,390	$13,859	$42,488	$41,730
Add: Series D preferred stock offering costs write off	—	—	2,141	—
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions, as adjusted for comparability	$16,390	$13,859	$44,629	$41,730
Weighted average common shares and Non-controlling OP Units outstanding - diluted	37,558,558	35,219,610	37,166,404	35,027,872
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit, as adjusted for comparability	$0.44	$0.39	$1.20	$1.19
Distributions declared per share of common stock and Non-controlling OP Unit	$0.37545	$0.37545	$1.12635	$1.12635

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the nine months ended September 30, 2021, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of September 30, 2021. As of September 30, 2021, our effective average LIBOR was 0.08%. Given that a 1%, 2%, or 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net decrease to Net Income
1% Increase to LIBOR	$2,547	$(2,547)
2% Increase to LIBOR	4,753	(4,753)
3% Increase to LIBOR	5,817	(5,817)

As of September 30, 2021, the fair value of our mortgage debt outstanding was $458.6 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at September 30, 2021, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $14.4 million and $15.4 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2021.

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

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2021 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.8	Articles Supplementary, incorporated by reference to Exhibit 3.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33097), filed August 9, 2021.
3.9	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.
3.10	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.
3.11	Second Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 1, 2016.
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

4.3
Form of Certificate for 6.00% Series F Cumulative Redeemable Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 20, 2020.

4.4
Form of Certificate for 6.00% Series G Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 24, 2021.

4.5	Form of Indenture, incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (File No. 333-229209), filed January 11, 2019.
4.6	Form of Indenture, incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 (File No. 333-236143), filed January 29, 2020.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of September 30, 2021.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	November 1, 2021	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	November 1, 2021	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors