Form 10-K
period 2021-12-31
GLADSTONE COMMERCIAL CORP
filed 2022-02-15
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33097
____________________________________________________________________
GLADSTONE COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________________________________________

Maryland		02-0681276
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1521 Westbranch Drive,	Suite 100	22102
McLean,	Virginia
(Address of principal executive offices)		(Zip Code)
(703) 287-5800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GOOD	The Nasdaq Stock Market LLC
6.625% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share	GOODN	The Nasdaq Stock Market LLC
6.00% Series G Cumulative Redeemable Preferred Stock, par value $0.001 per share	GOODO	The Nasdaq Stock Market LLC
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price on that date of $22.56 on the Nasdaq Global Select Market, was $811,924,149. For the purposes of calculating this amount only, all directors and executive officers of the Registrant and entities controlled by our directors and executive officers have been treated as affiliates. There were 37,798,979 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 15, 2022.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2022, relating to the Registrant’s 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2021

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K (“Form 10-K”), and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Ligation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future, the impact of public health measures, such as the ongoing global pandemic of a novel strain of the coronavirus (“COVID-19”), and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “should,” “believes,” “seeks,” “estimates,” “may” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•future re-leasing efforts;
•our business and financing strategy;
•effects of the COVID-19 pandemic on our business, results of operations, liquidity and financial condition;
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
•projected cash requirements, including capital expenditures; and
•future use of the proceeds of our Credit Facility (as defined herein), mortgage notes payable, future stock offerings and other future capital resources, if any.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•developments related to the COVID-19 pandemic, including new therapeutics, government regulations related to the pandemic, mitigating the economic effects of the pandemic, and the potential emergence of new strains of COVID-19 which evade efficacy of existing treatments;
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
•defaults upon, early termination or non-renewal of leases by tenants;
•decreased rental rates or increased vacancy rates;

•the degree and nature of our competition, including other real estate investment companies;
•availability, terms and deployment of capital, including the ability to maintain and borrow under our Credit Facility, arrange for long-term mortgages on our properties, secure additional long-term lines of credit and raise equity capital;
•fluctuations in interest rates;
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
•environmental uncertainties and risks related to natural disasters; and
•the loss of any of our key officers, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, Messrs. Robert Cutlip and Arthur “Buzz” Cooper, our co-presidents, or Mr. Gary Gerson, our chief financial officer.

Summary Risk Factors

Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 16 of this Annual Report on Form 10-K together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks (as well as certain other risks and uncertainties) that you should carefully consider before deciding to invest in our securities.

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
•Disruptions in the financial markets and uncertain economic conditions resulting from the ongoing outbreak of COVID-19 and potential emergence of vaccine resistant strains could adversely affect market rental rates, commercial real estate values, the ability of our tenants to fulfill their lease terms and our ability to secure debt financing, service future debt obligations, or pay distributions to stockholders.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption “Item 1A. Risk Factors.” New factors may also emerge from time to time that could have a material adverse effect on our business.

PART I

Item 1. Business.

Overview

Gladstone Commercial Corporation (which we refer to as “we,” “us,” or the “Company”) was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We have elected to be taxed as a REIT for federal income tax purposes. We focus on acquiring, owning, and managing primarily industrial and office properties. Our shares of common stock, par value $0.001 per share, 6.625% Series E Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Series E Preferred Stock”), and 6.00% Series G Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Series G Preferred Stock”), trade on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GOOD,” “GOODN” and “GOODO,” respectively. Our senior common stock, par value $0.001 per share (“Senior Common Stock”) and our 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), are not listed or traded on any exchange or automated quotation system.

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

As of February 15, 2022:

•we owned 129 properties totaling 16.2 million square feet (all references herein and throughout the Notes to Consolidated Financial Statements to the number of properties and square footage are unaudited) of rentable space, located in 27 states;
•our occupancy rate was 97.2%;
•the weighted average remaining term of our mortgage debt was 3.8 years, and the weighted average interest rate was 4.19%; and
•the average remaining lease term of the portfolio was 7.1 years.

We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust structure, by which all of our properties are held, directly or indirectly, by Gladstone Commercial Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own, directly or indirectly, approximately 99.3% of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, issue OP Units in connection with the acquisition of commercial real estate, and thereby potentially expand the number of limited partners of the Operating Partnership. Limited partners who hold limited partnership units in our Operating Partnership for at least one year will generally be entitled to cause us to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis.

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

Our Investment Objectives and Our Strategy

Our principal investment objectives are to generate income from rental properties, which we use to fund our continuing operations and to pay monthly cash distributions to our stockholders. Our strategy is to invest in and own a diversified portfolio of leased properties (primarily industrial and office) that we believe will produce stable cash flow and increase in value. We may sell some of our real estate assets when our Adviser determines that doing so would be advantageous to us and our stockholders.

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

In addition to our use of leverage, we were active in the equity markets during 2021 by issuing shares of common stock under our common stock at-the-market program (“Common ATM Program”), pursuant to our At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”) with Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”) (collectively, the “Common Stock Sales Agents”). We also voluntarily redeemed all outstanding shares of our 7.00% Series D Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”) on June 30, 2021, through raising proceeds from an underwritten public offering of Series G Preferred Stock. We also issued shares of our Series F Preferred Stock through bimonthly closings of this registered non-traded continuous offering. Although we did not sell any shares of our Series E Preferred Stock during the year ended December 31, 2021, we also have an at-the-market program pursuant to our At-the-Market Equity Offering Sales Agreement (the “Series E Preferred ATM Program,” and together with the Common ATM Program, the “ATM Programs”) with Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc. (collectively the “Series E Preferred Stock Sales Agents”).

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

Our portfolio consists primarily of single-tenant industrial and office real property. While we will continue to acquire select multi-tenant industrial and office properties, our primary focus is single-tenant industrial and office properties. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. We seek to obtain lease terms of approximately seven to 15 years with built-in rental increases.

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

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property to be the two most important aspects of evaluating a prospective investment. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•Credit Evaluation. Our Adviser evaluates each potential tenant or borrower for its creditworthiness, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. As of December 31, 2021, 46% of our lease revenues were earned from tenants that were rated by a nationally recognized statistical rating organization. A prospective tenant or borrower that is deemed creditworthy does not necessarily mean that we will consider its property to be “investment grade.” Our Adviser seeks tenants and borrowers that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and underwriting these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with unleveraged balance sheets and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant can be a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant or borrower is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

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

Currently, the majority of our mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for its satisfaction. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and consequently, there may be circumstances where lenders have recourse to our other assets. None of the $449.9 million in mortgage notes payable, net, outstanding as of December 31, 2021 have recourse to the Company.

On August 7, 2013, we procured a senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“Keybank”) (serving as a revolving lender, a letter of credit issuer and an administrative agent) and other syndicated lenders. Our Revolver was initially for $60.0 million, but was increased to $85.0 million through subsequent amendments. On October 5, 2015, we added a $25.0 million 5-year term loan facility (“Term Loan A”). On October 27, 2017, we expanded our Term Loan A to $75.0 million and extended the maturity date to October 27, 2022, and also extended the maturity date of our Revolver through October 27, 2021. On July 2, 2019, we expanded our Term Loan A from $75.0 million to $160.0 million, inclusive of a delayed draw component whereby we can incrementally borrow on the Term Loan A up to the $160.0 million commitment, and increased the Revolver from $85.0 million to $100.0 million. The Term Loan A has a five-year term, with a maturity date of July 2, 2024, and the Revolver has a four-year term, with a maturity date of July 2, 2023. The interest rate margin for each of the Term Loan A and Revolver was reduced by 10 basis points at each leverage tier. On February 11, 2021, we added a new $65.0 million term loan component, inclusive of a $15.0 million delayed funding component which was funded on July 20, 2021 (“Term Loan B”). Term Loan B has a maturity date of 60 months from the closing of the amended Credit Facility and a London Inter-bank Offered Rate (“LIBOR”) floor of 25 basis points. We refer to Term Loan A, Term Loan B and the Revolver, collectively, herein, as the Credit Facility.

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

Our policy also prohibits us from purchasing any real property owned by or co-investing with our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested, except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as our affiliated publicly-traded funds Gladstone Capital Corporation (“Gladstone Capital”), Gladstone Land Corporation (“Gladstone Land”), or Gladstone Investment Corporation (“Gladstone Investment”), and other entities advised by our Adviser, so long as that entity does not control the portfolio company and the transaction is approved by both companies’ board of directors. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek our stockholders’ approval.

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

Code of Ethics

We have adopted a code of ethics and business conduct applicable to all personnel of our Adviser and Administrator that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended. This code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, on the investors section of our website at www.GladstoneCommercial.com. Information contained on our website is not part of this Annual Report. We intend to provide any required disclosure of any amendments to or waivers of this code of ethics by posting information regarding any such amendment or waiver to our website.

Our Adviser and Administrator

Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, and investing in real estate. We have entered into an investment advisory agreement with our Adviser, as amended (including the Sixth Amended and Restated Investment Advisory Agreement dated July 14, 2020, the “Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. The Administrator employs our chief financial officer, treasurer, chief compliance officer, and general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs and provides administrative services for us under the administration agreement with our Administrator (the “Administration Agreement”).

David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser and our Administrator. Terry Lee Brubaker, our vice chairman and chief operating officer, also serves in the same capacities for our Adviser and our Administrator. Robert Cutlip, and Arthur “Buzz” Cooper, our co-presidents, are also executive managing directors of our Adviser.

Our Adviser has an investment committee that approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone, Brubaker, Cutlip, Cooper, Laura Gladstone, who is a managing director of our Adviser, and John Sateri, who is a managing director of our Adviser. We believe that the review process of our investment committee gives us a unique competitive advantage over other REITs because of the substantial experience that its members possess and their unique perspective in evaluating the blend of corporate credit, real estate and lease terms that collectively provide an acceptable risk for our investments.

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

Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser or administrator, respectively, to Gladstone Capital and Gladstone Investment, both publicly traded business development companies affiliated with us, and Gladstone Land, a publicly traded agricultural REIT that is also our affiliate. However, under the Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us.

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

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. The agreement is scheduled to terminate on August 31, 2022, unless renewed and approved by our Board of Directors or earlier terminated.

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

Human Capital Management

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. We expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantially all or all of their time on our matters during calendar year 2022. Our co-presidents and CFO, accounting team, and the employees of our Adviser that manage our assets and our investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2021, our Adviser and Administrator collectively had 69 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive Management
36	Investment Management, Asset Management, Portfolio Management and Due Diligence
20	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

The Adviser and the Administrator aim to attract and retain capable advisory and administrative personnel, respectively, by offering competitive base salaries, benefits and bonus structure and by providing employees with appropriate opportunities for professional development and growth.

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

Government Regulations

We must own, operate, manage, acquire and develop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the markets where our properties are located, which may differ among jurisdictions. In response to the COVID-19 pandemic, federal governmental authorities, as well as state and local governmental authorities in jurisdictions where our properties are located, may implement laws and regulations which impact our ability to operate our business in the ordinary course. Such regulations, along with the COVID-19 pandemic in general, may materially affect our results of operations for the year ending December 31, 2022. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations and competitive position for the year ending December 31,2022, as compared to prior periods.

For additional information, see “Risk Factors - We could incur significant costs related to government regulation and private litigation over environmental matters”, “Risk Factors - Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost” and “Risk Factors - Disruptions in the financial markets and uncertain economic conditions resulting from the ongoing outbreak of COVID-19 and potential emergence of vaccine resistant strains could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to stockholders.”

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

Some of our tenants and borrowers may have recently been either restructured using leverage, or acquired in a leveraged transaction. Tenants and borrowers that are subject to significant debt obligations may be unable to make their rent or mortgage payments if there are adverse changes to their businesses or because of the impact of the COVID-19 pandemic and rising interest rates specifically and recessionary conditions generally. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries.

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

Illiquidity of certain of our real estate investments may make it difficult for us to sell properties in response to market conditions and could harm our financial condition and ability to make distributions to our stockholders.

We focus our investments on industrial and office properties, a number of which include manufacturing facilities, special use storage or warehouse facilities and special use single or multi-tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. To the extent the properties are not subject to net leases, some significant expenditures, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should these events occur, our income and funds available for distribution could be adversely affected. In addition, as a REIT, we may be subject to a 100% tax on net income derived from the sale of property considered to be held primarily for sale to customers in the ordinary course of our business. We may seek to avoid this tax by complying with certain safe harbor rules that generally limit the number of properties we may sell in a given year, the aggregate expenditures made on such properties prior to their disposition, and how long we retain such properties before disposing of them. However, we can provide no assurance that we will always be able to comply with these safe harbors. If compliance is possible, the safe harbor rules may restrict our ability to sell assets in the future and achieve liquidity that may be necessary to fund distributions.

Additionally, certain of our real estate investments may include special use and single or multi-tenant properties, which may be difficult to sell or re-lease upon tenant defaults, early lease terminations, or non-renewals. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, we may be required to renovate the property or to make rent concessions to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed.

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

As of December 31, 2021, we owned 129 properties and had 130 leases on these properties, and our five largest tenants accounted for approximately 13.1% of our total lease revenue. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We generally do not have fixed guidelines for industry concentration, but we are restricted from exceeding an industry concentration greater than 20% without approval of our investment committee. As of December 31, 2021, 16.5% of our total lease revenue was earned from tenants in the Telecommunications industry, 13.5% was earned from tenants in the Diversified/Conglomerate Services industry, 11.1% was earned from tenants in the Healthcare industry, and 9.8% was earned from tenants in the Automotive industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.

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

We continually assess our properties to determine if any impairments are necessary or appropriate. No assurance can be given that we will be able to recover the current carrying amount of our properties in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations. We recognized impairment charges of $0.0 million, $3.6 million, and $1.8 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Risks related to our financing

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of distributions at current levels.

Many factors affect the value of our equity securities and our ability to make or maintain the current levels of distributions to stockholders, including the state of the capital markets and the economy. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets, which could result in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing. Regulatory pressures and the burden of troubled and uncollectible loans has led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur or if interest rates fluctuate significantly, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, or may cause our tenants to incur increased costs associated with issuing debt instruments, which may materially affect our financial condition and results of operations and the value of our equity securities and our ability to sustain payment of distributions to stockholders at current levels.

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

The agreement governing our Credit Facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 96% of our FFO. As of

December 31, 2021, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

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

Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders. We have balloon payments of $95.2 million payable during the year ending December 31, 2022.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We intend to acquire additional properties by using our Credit Facility and by continuing to seek long-term mortgage financing, where we will borrow a portion of the purchase price of a potential acquisition and secure the loan with a mortgage on some or all of our existing real property. We look to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the commercial mortgage backed securities (“CMBS”) market to issue mortgages to finance our real estate activities. For the year ended December 31, 2021, we obtained approximately $21.5 million in long-term financing, which we used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2021, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

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

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our Credit Facility and a portion of our long-term mortgages is variable. We have $16.3 million of outstanding principal on variable rate mortgages as of December 31, 2021. Although we seek to mitigate this risk by structuring such provisions to contain a maximum interest rate or escalation rate, as applicable, and generally obtain rate caps and interest rate swaps to limit our exposure to interest rate risk, these features or arrangements do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into interest rate caps to attempt to manage our exposure to interest rate fluctuations on all our outstanding variable rate mortgages as well as the outstanding Term Loan components of our Credit Facility. Additionally, increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or a high level of leverage, may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt, thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise refinance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms, including higher loan fees interest rates and periodic payments, if we do refinance the mortgage debt. A significant change in interest rates could have an adverse impact on our results of operations.

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt in our portfolio.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. LIBOR is expected to be phased out in mid-2023, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. As LIBOR is being phased out, the Secured Overnight Funding Rate (“SOFR”) is the accepted replacement benchmark rate. The U.S. Federal Reserve, in combination with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S. dollar LIBOR with SOFR. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, how this will impact our cost of variable rate debt. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt, which could adversely impact our operating results and cash flows.

All of our variable rate debt is based upon the one month LIBOR and all of our lenders will be transitioning their LIBOR based loans to SOFR. We are currently monitoring the transition as SOFR becomes the standard benchmark rate for variable rate debt. During the transition further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based debt, or the value of our portfolio of LIBOR-indexed, floating-rate debt.
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

Risks related to our Adviser and Administrator

We are dependent upon our key personnel, who are employed by our Adviser or Administrator, as applicable, for our future success, particularly David Gladstone, Terry Lee Brubaker, Robert Cutlip, Arthur “Buzz” Cooper and Gary Gerson.

We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, Terry Lee Brubaker, our vice chairman and chief operating officer, Robert Cutlip and Arthur “Buzz” Cooper, our co-presidents, and Gary Gerson, our chief financial officer. The unplanned departure of any of our executive officers or key personnel could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives. On January 13, 2022, Bob Cutlip notified the Company that he will be resigning as president of the Company on or about June 30, 2022. Mr. Cutlip’s resignation is in connection with his planned retirement.

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

Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including, but not limited to, Gladstone Capital, Gladstone Investment, and Gladstone Land. Moreover, with the exception of our chief financial officer, treasurer and co-presidents, all of our executive officers and directors are also executive officers and directors of Gladstone Capital and Gladstone Investment, which actively make loans to and invest in lower middle market companies, and with the exception of our chief financial officer and co-presidents, all of our executive officers and directors are also officers and directors of Gladstone Land, an agricultural REIT. Further, our chief executive officer and chairman is on the board of managers of Gladstone Securities, an affiliated broker dealer that provides us with mortgage financing services pursuant to a contractual agreement and is the 100% indirect owner of and controls Gladstone Securities. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business, Gladstone Securities, in its provision of services to us and our other affiliated funds, and with Gladstone Capital, Gladstone Investment and Gladstone Land, which may arise primarily from the involvement of our Adviser, Gladstone Securities, Gladstone Capital, Gladstone Investment, Gladstone Land and their affiliates in other activities that may conflict with our business.

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

The Advisory Agreement contemplates a quarterly incentive fee based on our Core FFO (as defined in the Advisory Agreement). Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is a voluntary, non-contractual, unconditional and irrevocable waiver. For the year ended December 31, 2021, our Advisor issued a waiver of the incentive fee of $0.02 million. For the years ended December 31, 2020, and 2019 our Adviser did not issue a full or partial waiver of the incentive fee. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.

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

Other risks

The number of shares of preferred stock outstanding may increase as a result of the Series E Preferred ATM Program that we have in place, as well as bimonthly closings related to our Offering of Series F Preferred Stock, which could adversely affect our business, financial condition and results of operations.

The number of outstanding shares of preferred stock may increase as a result of the Series E Preferred ATM Program currently in place, as well as bimonthly closings related to our Offering of Series F Preferred Stock. The issuance of additional shares of Preferred Stock could have significant consequences on our future operations, including:

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

•the national and global political environment, including foreign relations, conflicts and trading policies;

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

As of the date of this filing, unaffiliated third parties owned approximately 0.7% of the outstanding OP Units. Following any contractual lock-up provisions, including the one-year mandatory holding period, an OP Unitholder may require us to redeem the OP Units it holds for cash. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption rights may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter. If a large number of OP Units were redeemed, it could result in the issuance of a large number of new shares of our common stock, which could dilute our existing stockholders’ ownership. Alternatively, if we were to redeem a large number of OP Units for cash, we may be required to expend significant amounts to pay the redemption price, which may limit our funds necessary to make distributions on our common stock. Further, if we do not have sufficient cash on hand at the time the OP Units are tendered for redemption, we may be forced to sell additional shares of our common stock or preferred stock to raise cash, which could cause dilution to our existing stockholders and adversely affect the market price of our common stock.

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

In the normal course of business we and our service providers collect and retain certain personal information provided by our tenants, employees of our Administrator and Adviser, and vendors. We also rely extensively on computer systems to process transactions and manage our business. Despite careful security and controls design, implementation, updating and independent third party verification, our information technology systems, and those of our third party providers, could become subject to cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third party providers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. We have implemented processes, procedures and internal controls to help prevent, detect and mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur, will be timely detected and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. The development and maintenance of these measures is also costly and requires ongoing monitoring, testing and updating as technologies and processes change, and efforts to overcome security measures become increasingly sophisticated.

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

Disruptions in the financial markets and uncertain economic conditions resulting from the ongoing outbreak of COVID-19 and potential emergence of vaccine resistant strains could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to stockholders.

Currently, both the investing and leasing environments are highly competitive. Recent uncertainty regarding the economic and political environment has made businesses reluctant to make long-term commitments or changes in their business plans. Specifically, the ongoing and resurging outbreak of COVID-19, both in the U.S. and globally, has created significant disruptions to financial markets, has resulted in business shutdowns, labor and supply shortages and has led to inflationary conditions in the economy in the short term. We expect the significance of the COVID-19 pandemic, including the extent of its effects on our financial and operational results, to be dictated by, among, other things, its nature, duration and scope, the success of efforts to contain the spread of COVID-19, including the adequate production, distribution, acceptance and efficacy of treatments, and the impact of actions taken in response to the pandemic including possible vaccine mandates, travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. At this point, the extent to which the COVID-19 pandemic may continue to impact the United States and global economies and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

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

The debt market remains sensitive to the macro-economic environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries and the COVID-19 pandemic. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including but not limited to securitized debt, fixed rate loans, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate cap or swap agreements, or any combination of the foregoing.

We are exposed to the potential impacts of climate change, which may result in unanticipated losses that could affect our business and financial condition.

We are also exposed to potential physical risks from possible changes in climate. Our properties may be exposed to catastrophic weather events, such as severe storms, fires or floods. If the frequency of extreme weather events increases, our exposure to these events could increase, putting our portfolio at risk. Our business may be indirectly impacted by the effects of climate change, as well. These indirect effects may include increases to the costs of electricity, fuel, water consumption, and waste disposal, as well as increasing the cost of (or making unavailable) property insurance on terms we find acceptable. Together, these risks would require us to expend the necessary funds to adequately protect and repair our properties.

We do not currently consider ourselves to be materially exposed to regulatory risks related to climate change, because the operation of our properties typically does not generate a significant amount of greenhouse gas emissions or other regulated chemicals. However, we may be adversely impacted as a real estate owner in the future by stricter energy efficiency standards or greenhouse gas regulations for the industrial building sectors. Although such standards and regulations have not had any known material adverse effect on the Company to date, they could impact our tenants and other companies with which we do business or result in substantial costs to the Company, including compliance costs, construction costs, monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. We cannot give any assurance that other such conditions do not exist or may not arise in the future. The potential impacts of climate change on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, we wholly-owned 129 properties, comprised of 16.2 million square feet of rentable space in 27 states. Our properties were 97.2% leased with an average remaining lease term of 7.2 years. See Schedule III - Real Estate and Accumulated Depreciation included elsewhere in this Annual Report on Form 10-K for a detailed listing of the properties in our portfolio.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2021 (dollars in thousands):

Year of Lease Expiration	Square Feet (1)	Number of Expiring Leases	Lease Revenue for the year ended December 31, 2021	% Expiring
2022	284,838	3	$6,207	4.5%
2023	1,151,432	14	11,609	8.4%
2024	1,401,765	8	10,260	7.5%
2025	653,896	10	15,207	11.0%
2026	1,855,130	14	12,938	9.4%
Thereafter	10,428,997	81	75,279	54.7%
Sold/terminated leases	N/A	N/A	6,188	4.5%
	15,776,058	130	$137,688	100.0%
(1)Our vacant square footage totaled 456,737 square feet as of December 31, 2021.
N/A - Not Applicable

The following table summarizes the geographic locations of our properties as of December 31, 2021, 2020, and 2019, respectively (dollars in thousands):

State	Lease Revenue for the year ended December 31, 2021	% of Lease Revenue	Number of Leases for the year ended December 31, 2021	Rentable Square Feet for the year ended December 31, 2021	Lease Revenue for the year ended December 31, 2020	% of Lease Revenue	Number of Leases for the year ended December 31, 2020	Rentable Square Feet for the year ended December 31, 2020	Lease Revenue for the year ended December 31, 2019	% of Lease Revenue	Number of Leases for the year ended December 31, 2019	Rentable Square Feet for the year ended December 31, 2019
Florida	$16,741	12.2%	9	1,038,076	$16,686	12.5%	11	1,038,076	$15,268	13.3%	11	1,038,076
Texas	16,124	11.7	14	1,492,768	19,021	14.3	14	1,474,967	16,436	14.4	15	1,388,940
Pennsylvania	15,382	11.2	10	2,224,007	13,978	10.5	10	2,224,007	13,640	11.9	9	2,068,740
Ohio	14,911	10.8	15	1,275,023	14,008	10.5	15	1,094,871	11,016	9.6	16	1,442,990
Georgia	10,778	7.8	10	1,686,986	10,360	7.8	9	1,566,986	5,695	5.0	8	1,062,586
Utah	7,641	5.6	3	298,478	7,885	5.9	4	298,478	6,978	6.1	4	298,478
North Carolina	6,860	5.0	8	1,113,846	6,101	4.6	8	944,943	5,666	5.0	7	894,465
Alabama	6,477	4.7	5	921,891	3,865	2.9	5	921,891	3,555	3.1	3	403,294
Michigan	6,374	4.6	6	973,638	6,293	4.7	6	973,638	6,035	5.3	6	973,638
South Carolina	5,559	4.0	2	424,683	4,826	3.6	2	424,683	4,638	4.1	2	424,683
All Other States	30,841	22.4	48	4,783,399	30,129	22.7	46	4,445,006	25,460	22.2	41	4,246,118
	$137,688	100.0%	130	16,232,795	$133,152	100.0%	130	15,407,546	$114,387	100.0%	122	14,242,008

The following table summarizes lease revenue by tenant industries for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	For the year ended December 31,
	2021		2020		2019
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$22,712	16.5%	$22,222	16.9%	$19,091	16.7%
Diversified/Conglomerate Services	18,613	13.5	16,587	12.5	15,330	13.4
Healthcare	15,216	11.1	16,133	12.1	13,209	11.5
Automotive	13,555	9.8	13,768	10.3	15,115	13.2
Banking	10,264	7.5	10,042	7.5	7,873	6.9
Buildings and Real Estate	9,582	7.0	9,050	6.8	4,102	3.6
Diversified/Conglomerate Manufacturing	7,774	5.6	6,268	4.7	5,191	4.5
Personal, Food & Miscellaneous Services	7,097	5.2	6,323	4.7	5,995	5.2
Information Technology	6,657	4.8	6,899	5.2	6,154	5.4
Beverage, Food & Tobacco	5,805	4.2	4,268	3.2	2,811	2.5
Chemicals, Plastics & Rubber	4,703	3.4	3,647	2.7	3,124	2.7
Machinery	4,001	2.9	4,191	3.1	2,816	2.5
Containers, Packaging & Glass	2,937	2.1	1,972	1.5	2,035	1.8
Personal & Non-Durable Consumer Products	2,495	1.8	2,450	1.8	2,420	2.1
Childcare	2,293	1.7	2,237	1.7	2,225	1.9
Printing & Publishing	1,668	1.2	1,377	1.0	1,202	1.1
Electronics	1,013	0.7	4,412	3.3	4,539	4.0
Education	818	0.6	823	0.6	660	0.6
Home & Office Furnishings	485	0.4	483	0.4	495	0.4
Total	$137,688	100.0%	$133,152	100.0%	$114,387	100.0%

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

A covenant in the agreement governing our Credit Facility requires us to, among other things, limit our distributions to stockholders to 96% of our FFO, excluding extraordinary or non-routine items, and continued compliance with this covenant may require us to limit our distributions to stockholders in the future. For a discussion of our Credit Facility, including the financial and operating covenants required for us to access this source of financing, see “Risk Factors – Our Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility ” herein.

As of February 7, 2022, there were 43,542 beneficial owners of our common stock.

We pay distributions on shares of our Senior Common Stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Senior Common Stock is not traded on any exchange or automated quotation system.

As of February 7, 2022, there were 164 beneficial owners of our Senior Common Stock.

Sale of Unregistered Securities

We did not sell unregistered shares of stock during the fiscal year ended December 31, 2021.

Issuer Purchaser of Equity Securities

We did not purchase any of our equity securities in the fourth quarter ended December 31, 2021.

Stock Performance Graph

The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with the Standard and Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT All REIT Index (“FNAR”), which is a market capitalization-weighted index that includes all REITs that are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market List. The stock performance graph assumes $100 was invested on December 31, 2016.

	At December 31,
	2016	2017	2018	2019	2020	2021
GOOD	$100.00	$111.77	$102.90	$134.72	$121.12	$184.56
S&P 500	$100.00	$120.91	$118.71	$149.76	$177.46	$227.61
FNAR	$100.00	$109.27	$104.79	$134.20	$126.34	$176.71

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

General

We are an externally-advised REIT that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily industrial and office properties. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements primarily for real estate having net leases with remaining terms of approximately seven to 15 years and built-in rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

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

As of February 15, 2022:

•we owned 129 properties totaling 16.2 million square feet of rentable space, located in 27 states;
•our occupancy rate was 97.2%;
•the weighted average remaining term of our mortgage debt was 3.8 years and the weighted average interest rate was 4.19%; and
•the average remaining lease term of the portfolio was 7.1 years;

Business Environment

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and infection continues in the United States and many parts of the world. Since the onset of the pandemic, the spread of the coronavirus identified as COVID-19 has resulted in authorities throughout the United States and the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, vaccine mandates, the promotion of social distancing and limitations on business activity, including business closures. Generally, although certain restrictive measures were implemented during certain periods of 2021, the prevalence and scale of closures and operating limitations were less severe as compared to 2020. These measures and the pandemic have generally caused significant national and global economic disruption, including disrupted business operations, such as those of certain of our tenants, increased unemployment and underemployment levels, and continue to have an adverse effect on office demand for space in the short term, at a minimum. Economic recovery in the United States and various other regions of the world has continued but may be threatened by the continued adverse effects of COVID-19 and other factors. The demand for industrial space has continued due to the continuing growth of e-commerce and appears to be partially counterbalancing the adverse effects of COVID-19 on the commercial real estate industry. However, the increased cost of construction materials and product delivery delays caused by supply chain disruption, and the apparent labor shortage we are facing nationally, have resulted in inflation and higher costs for both industrial and office construction projects. Industrial absorption increased on a nominal basis in 2020, compared to 2019, according to research reports and continues to be strong through the third quarter of 2021 averaging approximately 100 million square feet of absorption each quarter. Construction activity for the industrial sector remains strong as both third quarter and year end 2021 estimates have approximately $500.0 million of properties under construction with over 30% of that space pre-leased. Research reports also reflect that the office sector experienced negative absorption for each of the first three quarters of 2021 and office space available for sublease has increased and placing downward pressure on office rental rates.

Interest rates remain volatile in response to competing concerns about inflationary pressures and the spread and effect of COVID-19 variants and are expected to increase. The yield on the 10 year US Treasury Note has increased significantly since the beginning of 2021 and finished 2021 at 1.51%. After completing the 11th year of the current cycle, some national research firms had been estimating that both pricing and investment sales volume would be peaking and the national economy would be slowing in the near term. Global recessionary conditions may occur over the next 12-24 months as a direct result of the COVID-19 pandemic, although the actual impact and duration are unknown. See “Impact of COVID-19 on Our Business,” below.

From a more macro-economic perspective, there continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact, including adequate production, distribution, acceptance and efficacy of vaccines and other treatments, the extent and duration of social distancing and the adoption of shelter-in-place orders, or reversal of reopening orders, and the ongoing impact of COVID-19 on business and economic activity.

Impact of COVID-19 on Our Business

The extent to which the COVID-19 pandemic may impact our business, financial condition, liquidity, results of operations, funds from operations or prospects will depend on numerous evolving factors that we are not able to predict at this time, including the duration and long-term scope of the pandemic; the adequate production, distribution, acceptance and efficacy of vaccinations; development and acceptance of therapeutics; the spread and effect of COVID-19 variants; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic (such as the effect on market rental rates and commercial real estate values) and actions taken in response; the effect on our tenants and their businesses; the ability of our tenants to make their rental payments; any closures of our tenants’ properties; and our ability to secure debt financing, service future debt obligations or pay distributions to our stockholders. Any of these events could materially adversely impact our business, financial condition, liquidity, results of operations, funds from operations or prospects.

As of February 15, 2022, we have collected 100% of all outstanding rent collections for calendar year 2021. In the past, we have received rent modification requests from our tenants, and we may receive additional requests in the future. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. These industries, among certain others, have generally been severely impacted by COVID-19. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to economic issues, including as a result of COVID-19, in any one geographic market or area. We also have a cap on industry sector concentration to further diversify our portfolio and mitigate risk.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on February 11, 2021, we added a new $65.0 million term loan component. We have had numerous conversations with lenders, and credit continues to be available for well capitalized borrowers. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

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

Other Business Environment Considerations

The short-term and long-term economic implications are unknown, in relation to recent world events including inflation, supply chain disruptions, labor shortages, rising interest rates, the ongoing COVID-19 pandemic and associated government response in addition to any subsequent shift in policy, new regulations or the long-term impact of social and infrastructure spending and tax reform in the U.S. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term, as well as other geopolitical issues relating to the global economic slowdown has increased domestic and global instability. These developments could cause interest rates and borrowing costs to be volatile, which may adversely affect our ability to access both the equity and debt markets and could have an adverse impact on our tenants as well.

All of our variable rate debt is based upon one-month LIBOR, although LIBOR is currently anticipated to be phased out by June 2023. LIBOR is expected to transition to a new standard rate, SOFR, which will incorporate repo data collected from multiple data sets. The intent is to adjust the SOFR to minimize differences between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition as SOFR becomes the standard benchmark for variable rate debt. During the transition further changes or reforms to the determination of supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based debt, or the value of our portfolio of LIBOR-indexed, floating-rate debt.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we only have seven partially vacant buildings and two fully vacant buildings.

We believe our lease expiration schedule for 2022 is quite manageable as it equates to 4.5% of annual rental income and the expirations are due to occur at the end of June, July, and October. Property acquisitions increased during the third and fourth quarters of the year ended December 31, 2021 equating to over $80.0 million in volume. Every acquisition was industrial in nature, reinforcing our commitment to increase our portfolio’s industrial allocation.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our senior unsecured revolving credit facility (“Revolver”), with KeyBank, which matures in July 2023, our $160.0 million term loan facility (“Term Loan A”), which matures in July 2024 and our $65.0 million term loan facility (“Term Loan B”), which matures in February 2026. We refer to the Revolver, Term Loan A and Term Loan B collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market (“CMBS”), to issue mortgages to finance our real estate activities.

Recent Developments

Sale Activity

During the year ended December 31, 2021, we continued to execute our capital recycling program, whereby we sell non-core properties and redeploy proceeds to fund property acquisitions in our target secondary growth markets, as well as repay outstanding debt. We will continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2021, we sold three non-core properties, located in Rancho Cordova, California; Champaign, Illinois; and Richmond, Virginia, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Loss on Sale of Real Estate, net
123,971	$9,473	$633	$(1,148)

Acquisition Activity

During the year ended December 31, 2021, we acquired 11 properties, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Debt Issued
949,174	13.4 years	$100,453	$798	$7,006	$21,500

Leasing Activity

During and subsequent to the year ended December 31, 2021, we executed 16 lease extensions and/or modifications, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term		Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
1,686,194	8.0 years	(1)	$14,660	$4,558	$1,995
(1)Weighted average remaining lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have remaining terms ranging from 0.3 years to 13.6 years.

During the year ended December 31, 2021, we had eight lease contractions, which are aggregated below (dollars in thousands):

Aggregate Square Footage Reduced		Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through December 31, 2021
497,369	(1)	$2,865	$2,182
(1)We have signed leases with two replacement tenants for 211,408 square feet of the 497,369 square feet reduced with no downtime and sold one of these properties with 42,213 square feet.

Financing Activity

During the year ended December 31, 2021, we repaid three mortgages, collateralized by three properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$7,669	4.91%

Variable Rate Debt Repaid	Interest Rate on Variable Rate Debt Repaid
$7,500	LIBOR +	2.50%

During the year ended December 31, 2021, we issued two mortgages, collateralized by two properties, which are summarized below (dollars in thousands):

Fixed Rate Debt Issued		Interest Rate on Fixed Rate Debt
$21,500	(1)	3.36%
(1)On January 22, 2021, we issued $5.5 million of floating rate debt swapped to fixed debt of 3.24% in connection with one property acquisition on the same date.

Legal Settlement

In August 2021, we reached separate legal settlements through which we recognized $2.4 million, net, recorded in other income on the consolidated statement of operations and comprehensive income.

Equity Activity

Common Stock ATM Program

During the year ended December 31, 2021, we sold 1.8 million shares of common stock, raising $36.6 million in net proceeds under our Common ATM Program, pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of December 31, 2021, we had a remaining capacity to sell up to $146.9 million of common stock under the Common Stock Sales Agreement. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Amendment to Articles of Restatement

On June 23, 2021, we filed with the State Department of Assessments and Taxation of Maryland (“SDAT”) the Articles Supplementary (i) setting forth the rights, preferences and terms of our newly designated Series G Preferred Stock and (ii) reclassifying and designating 4,000,000 shares of our authorized and unissued shares of common stock as shares of Series G Preferred Stock.

Series G Preferred Stock Offering

On June 28, 2021, we completed an underwritten public offering of 4,000,000 shares of our newly designated Series G Preferred Stock at a public offering price of $25.00 per share, raising $100.0 million in gross proceeds and approximately $96.6 million in net proceeds, after payment of underwriting discounts and commissions. We used the net proceeds from this offering to voluntarily redeem all of our then outstanding shares of our Series D Preferred Stock.

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

Series E Preferred ATM Program

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock, in an aggregate offering price of up to $100.0 million (the “Series E Preferred ATM Program”). We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2021. As of December 31, 2021, we had remaining capacity to sell up to $92.8 million of Series E Preferred Stock under the Series E Preferred ATM Program.

Universal Shelf Registration Statement

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of December 31, 2021, we had the ability to issue up to $340.2 million under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of Series F Preferred Stock. As of December 31, 2021, we had the ability to issue up to $689.5 million of securities under the 2020 Universal Shelf.

Preferred Series F Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 302,007 shares of our Series F Preferred Stock, raising $6.9 million in net proceeds during the year ended December 31, 2021. As of December 31, 2021, we had remaining capacity to sell up to $626.0 million of Series F Preferred Stock.

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

Amendment to the Advisory Agreement

On July 14, 2020, the Company amended and restated the Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Sixth Amended Advisory Agreement”). The Company’s entrance into the Sixth Amended Advisory Agreement was approved by its Board of Directors, including, specifically, unanimously by its independent directors. The Sixth Amended Advisory Agreement revised and replaced the Fifth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Fifth Amended Advisory Agreement”), under which the calculation of the Base Management Fee was based on Total Equity (as was defined in the Fifth Amended Advisory Agreement), with a calculation based on Gross Tangible Real Estate (as defined in the Sixth Amended Advisory Agreement). The revised Base Management Fee is payable quarterly in arrears and calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Advisory Agreement remained unchanged. The revised Base Management Fee calculation began with the fee calculations for the quarter ended September 30, 2020.

Non-controlling Interests in Operating Partnership

As of December 31, 2021 and 2020, we owned approximately 99.3% and 98.6%, respectively, of the outstanding OP Units. During the year ended December 31, 2021, we redeemed 246,039 OP units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2021 and 2020, there were 256,994 and 503,033 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

Personnel Activity

On January 11, 2022, the board of directors appointed Mr. Arthur “Buzz” Cooper as our co-president to serve alongside Mr. Robert Cutlip, who announced his intention to resign on or about June 30, 2022. Mr. Cutlip’s resignation is in connection with his planned retirement.

Our Adviser and Administrator

Gladstone Management Corporation, a Delaware corporation (our “Adviser”) is led by a management team with extensive experience purchasing real estate. Our Adviser and Gladstone Administration, LLC, a Delaware limited liability company (our “Administrator”) are controlled by Mr. Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator. Mr. Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator. Mr. Cutlip and Mr. Cooper, our co-presidents, are also executive managing directors of our Adviser. Our Administrator employs our chief financial officer, treasurer, chief compliance officer, and general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation (“Gladstone Capital”) and Gladstone Investment Corporation (“Gladstone Investment”), both publicly-traded business development companies, as well as Gladstone Land Corporation (“Gladstone Land”), a publicly-traded REIT that primarily invests in farmland. With the exception of Mr. Gerson, our chief financial officer, Jay Beckhorn, our treasurer, and Messrs. Cutlip and Cooper, our co-presidents, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital and Gladstone Investment. In addition, with the exception of Messrs. Cutlip, Cooper, and Gerson, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land. Messrs. Cutlip, Cooper, and Gerson generally spend all of their time focused on the Company, and do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2021, 2020, and 2019.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as well as a summary of recently issued accounting pronouncements and their expected impact to our current and future financial statements. There were no material changes to our critical accounting policies during the year ended December 31, 2021.

Allocation of Purchase Price

When we acquire real estate with an existing lease, we allocate the purchase price to (i) the acquired tangible assets and liabilities, consisting of land, building, tenant improvements and long-term debt and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, in-place leases, unamortized lease origination costs, tenant relationships and capital lease obligations. We allocate the fair values in accordance with Accounting Standard Codification 360, Property Plant and Equipment. All expenses related to the acquisition are capitalized and allocated among the identified assets.

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

Using the methodology discussed above, we evaluated our entire portfolio, as of December 31, 2021, for any impairment indicators and performed an impairment analysis on select properties that had an indication of impairment.

We will continue to monitor our portfolio for any other indicators of impairment.

Results of Operations

The weighted average yield on our total portfolio, which was 7.9% and 8.1% at December 31, 2021 and 2020, respectively, is calculated by taking the annualized straight-line rents, reflected as lease revenue on our consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the year ended December 31, 2021 and 2020 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2021	2020	$ Change	% Change
Operating revenues
Lease revenue	$137,688	$133,152	$4,536	3.4%
Total operating revenues	$137,688	$133,152	$4,536	3.4%
Operating expenses
Depreciation and amortization	$60,311	$55,424	$4,887	8.8%
Property operating expenses	27,098	26,004	1,094	4.2%
Base management fee	5,882	5,648	234	4.1%
Incentive fee	4,859	4,301	558	13.0%
Administration fee	1,448	1,598	(150)	(9.4)%
General and administrative	3,218	3,259	(41)	(1.3)%
Impairment charge	—	3,621	(3,621)	(100.0)%
Total operating expense before incentive fee waiver	$102,816	$99,855	$2,961	3.0%
Incentive fee waiver	(16)	—	(16)	100.0%
Total operating expenses	$102,800	$99,855	$2,945	2.9%
Other (expense) income
Interest expense	$(26,887)	$(26,803)	$(84)	0.3%
(Loss) gain on sale of real estate, net	(1,148)	8,096	(9,244)	(114.2)%
Other income	2,880	395	2,485	629.1%
Total other expense, net	$(25,155)	$(18,312)	$(6,843)	37.4%
Net income	$9,733	$14,985	$(5,252)	(35.0)%
Distributions attributable to Series D, E, F, and G preferred stock	(11,488)	(10,973)	(515)	4.7%
Series D preferred stock offering costs write off	(2,141)	—	(2,141)	100.0%
Distributions attributable to senior common stock	(698)	(816)	118	(14.5)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(4,594)	$3,196	$(7,790)	(243.7)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.12)	$0.09	$(0.21)	(233.3)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$56,865	$54,145	$2,720	5.0%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$57,563	$54,961	$2,602	4.7%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted, as adjusted for comparability (1)	$59,704	$54,961	$4,743	8.6%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$1.54	$1.57	$(0.03)	(1.9)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$1.54	$1.56	$(0.02)	(1.3)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted, as adjusted for comparability (1)	$1.60	$1.56	$0.04	2.6%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO and FFO, as adjusted for comparability.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2020, which have not been subsequently vacated or disposed. Acquired and disposed properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2019. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2020.

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Lease Revenues	2021	2020	$ Change	% Change
Same Store Properties	$106,035	$102,778	$3,257	3.2%
Acquired & Disposed Properties	13,874	10,327	3,547	34.3%
Properties with Vacancy	17,779	20,047	(2,268)	(11.3)%
	$137,688	$133,152	$4,536	3.4%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the year ended December 31, 2021, primarily due to increased lease revenue from the amortization of tenant funded improvements, coupled with accelerated rent from tenants that have terminated their leases early. One of the tenants that terminated early will remain in the building through October 2022, and we fully re-leased the space related to two other terminations with no downtime. Lease revenues increased for acquired and disposed of properties for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily as a result of our acquisition of 11 properties during the year ended December 31, 2021, and the inclusion of a full year of lease revenues recorded in 2021 for nine properties acquired during the year ended December 31, 2020, partially offset by a decrease in lease revenues from the nine property sales during and subsequent to December 31, 2020. Lease revenues decreased for properties with vacancy for the year ended December 31, 2021, as our average vacancy has increased from the year ended December 31, 2020.

Operating Expenses

Depreciation and amortization increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to recognizing a full year of depreciation for the nine properties acquired during the year ended December 31, 2020, as well as increased depreciation expense from the 11 properties acquired during the year ended December 31, 2021, partially offset by a decrease in depreciation expense for the three properties sold during the year ended December 31, 2021.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2021	2020	$ Change	% Change
Same Store Properties	$16,055	$16,065	$(10)	(0.1)%
Acquired & Disposed Properties	988	1,644	(656)	(39.9)%
Properties with Vacancy	10,055	8,295	1,760	21.2%
	$27,098	$26,004	$1,094	4.2%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of tenants at certain of our properties. Property operating expenses remained flat for same store properties for the year ended December 31, 2021, as compared to the year ended December 31, 2020, as many of our tenants have not been operating fully in their properties since March 2020, due to the ongoing COVID-19 pandemic. The decrease in property operating expenses on acquired and disposed of properties for the year ended December 31, 2021, as compared to the year ended December 31, 2020, is a result of a decrease in property operating expenses from nine property sales during and subsequent to December 31, 2020, partially offset by increased property operating expenses on the 11 properties we acquired during the year ended December 31, 2021, coupled with a full year of property operating expenses for the nine properties acquired during the year ended December 31, 2020. The increase in property operating expenses for properties with vacancy for the year ended December 31, 2021, as compared to the year ended December 31, 2020, is due to increased average vacancy in our portfolio subsequent to December 31, 2020.

The base management fee paid to the Adviser increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, due to an increase in gross tangible real estate, the main component of the base management fee calculation under the Sixth Amended Advisory Agreement. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, because of an increase in pre-incentive fee FFO. The increase in pre-incentive fee FFO was primarily due to an increase in lease revenues from the 11 properties acquired during the year ended December 31, 2021, coupled with a full year of lease revenues from the nine properties acquired during the year ended December 31, 2020, partially offset by an increase in property operating expenses due to increased portfolio average vacancy. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease is a result of our Administrator incurring fewer costs that are allocated to the Company. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses decreased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily as a result of a decrease in due diligence expenses, slightly offset by an increase in legal expenses.

No impairment charge was recorded during the year ended December 31, 2021. The impairment charge during the year ended December 31, 2020 resulted from impairment charges recorded on our Blaine, Minnesota, Champaign, Illinois and Rancho Cordova, California properties. We subsequently sold the Champaign, Illinois and Rancho Cordova, California properties during the year ended December 31, 2021.

Other Income and Expenses

Interest expense increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase is primarily a result of increased borrowings on our Credit Facility, partially offset by decreased mortgage borrowings.

The loss on sale of real estate, net, during the year ended December 31, 2021 is a result of the sale of three properties. The gain on sale of real estate, net, during the year ended December 31, 2020 was a result of the sale of six of our properties.

Other income increased during the year ended December 31, 2021, as compared to the year ended December 31, 2020, as a result of legal settlement income.

Net (Loss) Income (Attributable) Available to Common Stockholders and Non-controlling OP Unitholders

Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders decreased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily because of losses on sale, net recognized on three property sales and an increase in depreciation and amortization expense from property acquisition activity during and subsequent to December 31, 2020, partially offset by an increase in lease revenues from leasing activity and acquisition activity.

A discussion of the results of operations for the year ended December 31, 2019 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 16, 2021, which is available free of charge on the SEC's website at www.sec.gov and on the investors section of our website at www.GladstoneCommercial.com.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowing capacity under our Revolver and issuing additional equity securities. Our available liquidity as of December 31, 2021, was $29.2 million, including $8.0 million in cash and cash equivalents and an available borrowing capacity of $21.2 million under our Revolver. Our available borrowing capacity under the Revolver has increased to $24.8 million as of February 15, 2022.

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

Equity Capital

The following table summarizes net proceeds raised from our various equity sales during the year ended December 31, 2021 (dollars in thousands, except for share price):

	Net Proceeds	Number of Shares Sold	Weighted Average Share Price
Common Stock ATM Program	$36,561	1,771,277	$20.91
Series F Preferred Stock Continuous Public Offering	6,869	302,007	24.98
Series G Preferred Stock Public Offering	$96,573	4,000,000	25.00
	$140,003	6,073,284

As of February 15, 2022, we had the ability to raise up to $335.6 million of additional equity capital through the sale and issuance of securities that are registered under our 2019 Universal Shelf, in one or more future public offerings. Of the $335.6 million capacity under our 2019 Universal Shelf, approximately $142.3 million is reserved for additional sales under our Common ATM Program, and approximately $92.8 million is reserved for additional sales under our Series E Preferred Stock Sales Agreement as of February 15, 2022.

As of February 15, 2022, we had the ability to raise up to $688.4 million of additional equity capital through the sale and issuance of securities that are registered under the 2020 Universal Shelf, in one or more future public offerings. Of the $688.4 million of available capacity under our 2020 Universal Shelf, approximately $624.9 million is reserved for the sale of our Series F Preferred Stock as of February 15, 2022.

Debt Capital

As of December 31, 2021, we had 52 mortgage notes payable in the aggregate principal amount of $452.9 million, collateralized by a total of 67 properties with a remaining weighted average maturity of 3.9 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2021 was 4.18%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we remain focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of December 31, 2021, we had mortgage debt in the aggregate principal amount of $105.2 million payable during 2022 and $72.7 million payable during 2023. The 2022 principal amounts payable include both amortizing principal payments and nine balloon principal payments. We anticipate being able to refinance our mortgages that come due during 2022 and 2023 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. We have successfully repaid $15.2 million of debt over the past 12 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Credit Facility, as well as additional funds generated from our July 2019 Credit Facility amendment, which resulted in us expanding our Term Loan A from $75.0 million to $160.0 million, and increasing our Revolver from $85.0 million to $100.0 million. In addition, on February 11, 2021, we added Term Loan B, a new $65.0 million term loan component.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2021, was $70.1 million, as compared to net cash provided by operating activities of $65.5 million for the year ended December 31, 2020. This increase was primarily a result of an increase in operating revenues received from the properties acquired during the past 12 months, partially offset by an increase in property operating expenses, due to increased average vacancy in our portfolio. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2021, was $94.8 million, which primarily consisted of the acquisition of 11 properties and tenant improvements performed at certain of our properties, coupled with the capital improvements performed at certain of our properties, partially offset by proceeds from the sale of real estate. Net cash used in investing activities during the year ended December 31, 2020, was $100.3 million, which primarily consisted of the acquisition of nine properties, coupled with the capital improvements performed at certain of our properties, partially offset by proceeds from sale of real estate.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021, was $21.8 million, which primarily consisted of proceeds from our common and preferred equity offerings, mortgage borrowings on new acquisitions and borrowings from our Term Loan B, partially offset by distributions paid to our stockholders and Non-controlling OP Unitholders. Net cash provided by financing activities for the year ended December 31, 2020, was $39.4 million, which primarily consisted of proceeds from our common stock and Series E Preferred Stock offerings, mortgage borrowings on new acquisitions and borrowings on our Credit Facility, partially offset by distributions paid to our stockholders and Non-controlling OP Unitholders.

Credit Facility

On July 2, 2019, we amended, extended and upsized our Credit Facility, expanding Term Loan A from $75.0 million to $160.0 million, inclusive of a delayed draw component whereby we can incrementally borrow on Term Loan A up to the $160.0 million commitment, and increasing the Revolver from $85.0 million to $100.0 million. Term Loan A has a maturity date of July 2, 2024, and the Revolver has a maturity date of July 2, 2023. The interest rate margin for the Credit Facility was reduced by 10 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on Term Loan A, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. We used the net proceeds derived from the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $1.3 million in connection with the Credit Facility amendment. The bank syndicate for the Credit Facility is now comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association.

On February 11, 2021, we added Term Loan B, a new $65.0 million term loan component, inclusive of a $15.0 million delayed funding component, which was subsequently funded on July 20, 2021. Term Loan B has a maturity date of 60 months from the closing of the amended Credit Facility and a LIBOR floor of 25 basis points.

As of December 31, 2021, there was $258.6 million outstanding under our Credit Facility at a weighted average interest rate of approximately 2.00% and $19.5 million outstanding under letters of credit at a weighted average interest rate of 1.90%. As of February 15, 2022, the maximum additional amount we could draw under the Credit Facility was $24.8 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2021.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$711,418	$105,204	$312,141	$146,317	$147,756
Interest on Debt Obligations (2)	78,782	21,961	31,050	16,704	9,067
Operating Lease Obligations (3)	9,273	489	985	992	6,807
Purchase Obligations (4)	4,518	3,226	1,292	—	—
	$803,991	$130,880	$345,468	$164,013	$163,630

(1)Debt obligations represent borrowings under our Revolver, which represents $33.6 million of the debt obligation due in 2023, Term Loan A, which represents $160.0 million of the debt obligation due in 2024, Term Loan B, which represents $65.0 million of the debt obligation due in 2026 and mortgage notes payable that were outstanding as of December 31, 2021. This figure does not include $(0.1) million of premiums and (discounts), net, and $3.8 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, and borrowings under Term Loan A and Term Loan B, net, on the consolidated balance sheet.
(2)Interest on debt obligations includes estimated interest on our borrowings under our Revolver, Term Loan A, Term Loan B and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan A and Term Loan B is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of December 31, 2021.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at 10 of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2021.

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

The following table provides a reconciliation of our FFO and FFO as adjusted for comparability for the years ended December 31, 2021 and 2020 to the most directly comparable GAAP measure, net income (loss), and a computation of basic and diluted FFO and diluted FFO as adjusted for comparability per weighted average total share:

	For the twelve months ended December 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2021	2020
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$9,733	$14,985
Less: Distributions attributable to preferred and senior common stock	(12,186)	(11,789)
Less: Series D preferred stock offering costs write off	(2,141)	—
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(4,594)	$3,196
Adjustments:
Add: Real estate depreciation and amortization	60,311	55,424
Add: Impairment charge	—	3,621
Add: Loss on sale of real estate, net	1,148	—
Less: Gain on sale of real estate, net	—	(8,096)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$56,865	$54,145
Weighted average common shares outstanding - basic	36,537,306	34,040,085
Weighted average Non-controlling OP Units outstanding	316,987	502,586
Total common shares and Non-controlling OP Units	36,854,293	34,542,671
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$1.54	$1.57
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$9,733	$14,985
Less: Distributions attributable to preferred and senior common stock	(12,186)	(11,789)
Less: Series D preferred stock offering costs write off	(2,141)	—
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(4,594)	$3,196
Adjustments:
Add: Real estate depreciation and amortization	60,311	55,424
Add: Impairment charge	—	3,621
Add: Income impact of assumed conversion of senior common stock	698	816
Add: Loss on sale of real estate, net	1,148	—
Less: Gain on sale of real estate, net	—	(8,096)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$57,563	$54,961
Weighted average common shares outstanding - basic	36,537,306	34,040,085
Weighted average Non-controlling OP Units outstanding	316,987	502,586
Effect of convertible senior common stock	503,962	628,263
Weighted average common shares and Non-controlling OP Units outstanding - diluted	37,358,255	35,170,934
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$1.54	$1.56
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit, as adjusted for comparability
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$57,563	$54,961
Add: Series D preferred stock offering costs write off	2,141	—
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions, as adjusted for comparability	$59,704	$54,961
Weighted average common shares and Non-controlling OP Units outstanding - diluted	37,358,255	35,170,934
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit, as adjusted for comparability	$1.60	$1.56
Distributions declared per share of common stock and Non-controlling OP Unit	$1.502175	$1.501800

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

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2021, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of December 31, 2021. As of December 31, 2021, our effective LIBOR was 0.10%. Given that a 1%, 2% or 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net decrease to Net Income
1% Increase to LIBOR	$2,787	$(2,787)
2% Increase to LIBOR	5,221	(5,221)
3% Increase to LIBOR	6,493	(6,493)

As of December 31, 2021, the fair value of our mortgage debt outstanding was $456.8 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2021, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $14.2 million and $15.1 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2021.

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

As of December 31, 2021, approximately $436.5 million of our debt bore interest at fixed rates, as shown in the future principal debt payment table below (dollars in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate	$97,196	$64,346	$45,915	$38,089	$43,228	$147,756	$436,530
Variable rate	$8,008	$41,880	$160,000	$—	$65,000	$—	$274,888
	$105,204	$106,226	$205,915	$38,089	$108,228	$147,756	$711,418

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 15, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gladstone Commercial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gladstone Commercial Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Controls over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment Assessment of Real Estate – Undiscounted Future Cash Flows

As described in Notes 1, 4, and 5 to the consolidated financial statements, the Company’s consolidated total real estate, net balance was $958.6 million as of December 31, 2021. During 2021, the Company did not recognize any impairment charges. Management periodically reviews the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists. If circumstances indicate the possibility of impairment, management prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the carrying value of the investment in such property is recoverable. As disclosed by management, in preparing the projection of undiscounted future cash flows, management estimates cap rates and market rental rates using information obtained from market comparability studies and other comparable sources, and applies the undiscounted cash flows against their expected holding period.

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
Washington, DC
February 15, 2022
We have served as the Company’s auditor since 2003.

Gladstone Commercial Corporation
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2021	December 31, 2020
ASSETS
Real estate, at cost	$1,225,258	$1,128,683
Less: accumulated depreciation	266,672	228,468
Total real estate, net	958,586	900,215
Lease intangibles, net	114,494	117,379
Real estate and related assets held for sale	—	8,498
Cash and cash equivalents	7,956	11,016
Restricted cash	5,222	5,060
Funds held in escrow	7,304	9,145
Right-of-use assets from operating leases	5,361	5,582
Deferred rent receivable, net	39,066	36,555
Other assets	5,363	4,458
TOTAL ASSETS	$1,143,352	$1,097,908
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$449,944	$456,177
Borrowings under Revolver	33,550	53,312
Borrowings under Term Loan A and Term Loan B, net	224,032	159,203
Deferred rent liability, net	26,770	20,633
Operating lease liabilities	5,509	5,687
Asset retirement obligation	3,769	3,086
Accounts payable and accrued expenses	6,736	4,459
Due to Adviser and Administrator (1)	3,431	2,960
Other liabilities	16,788	17,068
TOTAL LIABILITIES	$770,529	$722,585
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D, E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,760,000 and 12,760,000 shares authorized; and 7,061,448 and 6,571,003 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (3)	$170,261	$159,286
TOTAL MEZZANINE EQUITY	$170,261	$159,286
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 600,061 and 750,372 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,290,000 and 60,290,000 shares authorized and 37,473,587 and 35,331,970 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (3)	37	35
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 26,000,000 shares authorized; and 422,920 and 116,674 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (3)	—	—
Additional paid in capital	671,134	626,533
Accumulated other comprehensive income	(1,346)	(4,345)
Distributions in excess of accumulated earnings	(468,523)	(409,041)
TOTAL STOCKHOLDERS' EQUITY	$201,303	$213,183
OP Units held by Non-controlling OP Unitholders (3)	1,259	2,854
TOTAL EQUITY	$202,562	$216,037
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,143,352	$1,097,908

(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)

	For the year ended December 31,
	2021	2020	2019
Operating revenues
Lease revenue	$137,688	$133,152	$114,387
Total operating revenues	$137,688	$133,152	$114,387
Operating expenses
Depreciation and amortization	$60,311	$55,424	$52,039
Property operating expenses	27,098	26,004	12,592
Base management fee (1)	5,882	5,648	5,174
Incentive fee (1)	4,859	4,301	3,688
Administration fee (1)	1,448	1,598	1,690
General and administrative	3,218	3,259	3,235
Impairment charge	—	3,621	1,813
Total operating expense before incentive fee waiver	$102,816	$99,855	$80,231
Incentive fee waiver (1)	(16)	—	—
Total operating expenses	$102,800	$99,855	$80,231
Other (expense) income
Interest expense	$(26,887)	$(26,803)	$(28,279)
(Loss) gain on sale of real estate, net	(1,148)	8,096	2,952
Other income	2,880	395	712
Total other expense, net	$(25,155)	$(18,312)	$(24,615)
Net income	$9,733	$14,985	$9,541
Net loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	40	(47)	87
Net income attributable to the Company	$9,773	$14,938	$9,628
Distributions attributable to Series D, E, F, and G preferred stock	(11,488)	(10,973)	(10,822)
Series A, B, and D preferred stock offering costs write off	(2,141)	—	(2,674)
Distributions attributable to senior common stock	(698)	(816)	(892)
Net (loss) income (attributable) available to common stockholders	$(4,554)	$3,149	$(4,760)
(Loss) earnings per weighted average share of common stock - basic & diluted
(Loss) Income (attributable) available to common shareholders	$(0.12)	$0.09	$(0.16)
Weighted average shares of common stock outstanding
Basic and Diluted	36,537,306	34,040,085	30,695,902
Distributions declared per common share	$1.502175	$1.501800	$1.500000
Earnings per weighted average share of senior common stock	$1.05	$1.05	$1.05
Weighted average shares of senior common stock outstanding - basic	664,898	774,658	849,348
Comprehensive income
Change in unrealized gain (loss) related to interest rate hedging instruments, net	$2,854	$(2,219)	$(1,978)
Other Comprehensive gain (loss)	2,854	(2,219)	(1,978)
Net income	$9,733	$14,985	$9,541
Comprehensive income	$12,587	$12,766	$7,563
Comprehensive loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	40	(47)	87
Total comprehensive income available to the Company	$12,627	$12,719	$7,650

(1)Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Equity
(Dollars in Thousands)

	Series A and B Preferred Stock	Series F Preferred Stock	Common Stock	Senior Common Stock	Series A and B Preferred Stock	Senior Common Stock	Common Stock	Series F Preferred Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2018	2,264,000	—	29,254,899	866,259	$2	$1	$29	$—	$559,977	$(148)	$(310,117)	$249,744	$4,675	$254,419
Issuance of Series A and B preferred stock and common stock, net	—	—	3,025,727	—	—	—	3	—	64,539	—	—	64,542	—	64,542
Conversion of senior common stock to common stock	—	—	49,725	(59,824)	—	—	—	—	—	—	—	—	—	—
Redemption of Series A and B preferred stock, net	(2,264,000)	—	—	—	(2)	—	—	—	(53,924)	—	(2,674)	(56,600)	—	(56,600)
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	(23)	—	(57,815)	(57,838)	(1,049)	(58,887)
Comprehensive income	—	—	—	—	—	—	—	—	—	(1,978)	—	(1,978)	—	(1,978)
Redemptions of OP Units	—	—	263,300	—	—	—	—	—	6,143	—	—	6,143	(6,143)	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(5,507)	—	—	(5,507)	5,507	—
Net income	—	—	—	—	—	—	—	—	—	—	9,628	9,628	(87)	9,541
Balance at December 31, 2019	—	—	32,593,651	806,435	$—	$1	$32	$—	$571,205	$(2,126)	$(360,978)	$208,134	$2,903	$211,037
Issuance of common stock and Series F preferred stock, net	—	116,674	2,691,971	—	—	—	3	—	55,485	—	—	55,488	—	55,488
Conversion of senior common stock to common stock	—	—	46,348	(56,063)	—	—	—	—	—	—	—	—	—	—
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	—	—	(63,001)	(63,001)	(756)	(63,757)
Comprehensive income	—	—	—	—	—	—	—	—	—	(2,219)	—	(2,219)	—	(2,219)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	—	—	503	503
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(157)	—	—	(157)	157	—
Net income	—	—	—	—	—	—	—	—	—	—	14,938	14,938	47	14,985
Balance at December 31, 2020	—	116,674	35,331,970	750,372	$—	$1	$35	$—	$626,533	$(4,345)	$(409,041)	$213,183	$2,854	$216,037
Issuance of common stock and Series F preferred stock, net	—	306,246	1,771,277	—	—	—	2	—	43,525	—	—	43,527	—	43,527
Conversion of senior common stock to common stock	—	—	124,301	(150,311)	—	—	—	—	—	—	—	—	—	—
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	—	—	(67,114)	(67,114)	(479)	(67,593)
Comprehensive income	—	—	—	—	—	—	—	—	—	2,854	—	2,854	—	2,854
Reclassification into interest expense	—	—	—	—	—	—	—	—	—	145	—	145	—	145

Redemptions of OP Units	—	—	246,039	—	—	—	—	—	4,812	—	—	4,812	(4,812)	—
Redemption of Series D preferred stock, net	—	—	—	—	—	—	—	—	—	—	(2,141)	(2,141)	—	(2,141)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(3,736)	—	—	(3,736)	3,736	—
Net income	—	—	—	—	—	—	—	—	—	—	9,773	9,773	(40)	9,733
Balance at December 31, 2021	—	422,920	37,473,587	600,061	$—	$1	$37	$—	$671,134	$(1,346)	$(468,523)	$201,303	$1,259	$202,562
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$9,733	$14,985	$9,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,311	55,424	52,039
Impairment charge	—	3,621	1,813
Loss (gain) on sale of real estate, net	1,148	(8,096)	(2,952)
Amortization of deferred financing costs	1,583	1,531	1,641
Amortization of deferred rent asset and liability, net	(3,271)	(1,930)	(1,446)
Amortization of discount and premium on assumed debt, net	52	57	62
Asset retirement obligation expense	96	98	119
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	43	52	53
Bad debt expense	—	56	152
Operating changes in assets and liabilities
Decrease (increase) in other assets	602	2,875	(2,170)
Increase in deferred rent receivable	(2,900)	(1,899)	(1,477)
Increase (decrease) in accounts payable and accrued expenses	2,834	(1,680)	1,540
Increase in amount due to Adviser and Administrator	471	56	381
Increase in other liabilities	1,418	1,808	2,075
Tenant inducement payments	(20)	—	—
Leasing commissions paid	(1,974)	(1,464)	(1,177)
Net cash provided by operating activities	$70,126	$65,494	$60,194
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(100,153)	$(127,931)	$(130,313)
Improvements of existing real estate	(5,348)	(6,360)	(7,570)
Proceeds from sale of real estate	8,840	35,834	6,318
Receipts from lenders for funds held in escrow	3,963	1,310	2,664
Payments to lenders for funds held in escrow	(2,122)	(3,229)	(3,880)
Receipts from tenants for reserves	3,804	2,406	4,782
Payments to tenants from reserves	(3,761)	(1,988)	(2,496)
Deposits on future acquisitions	—	(300)	(1,542)
Net cash used in investing activities	$(94,777)	$(100,258)	$(132,037)
Cash flows from financing activities:
Proceeds from issuance of equity	$144,677	$63,609	$134,527
Offering costs paid	(4,579)	(988)	(3,431)
Redemption of Series A, B, and D perpetual preferred stock	(87,739)	—	(56,600)
Borrowings under mortgage notes payable	21,500	52,578	69,650
Payments for deferred financing costs	(792)	(606)	(2,480)
Principal repayments on mortgage notes payable	(28,470)	(50,662)	(57,438)
Borrowings on term loan	65,000	37,700	47,300
Borrowings from revolving credit facility	69,900	142,700	165,400
Repayments on revolving credit facility	(90,250)	(141,200)	(163,600)
Increase (decrease) in security deposits	98	(22)	(192)
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(67,592)	(63,757)	(58,887)
Net cash provided by financing activities	$21,753	$39,352	$74,249
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,898)	$4,588	$2,406
Cash, cash equivalents, and restricted cash at beginning of period	$16,076	$11,488	$9,082
Cash, cash equivalents, and restricted cash at end of period	$13,178	$16,076	$11,488
SUPPLEMENTAL AND NON-CASH INFORMATION
Cash paid during year for interest	$23,393	$26,098	$25,685
Tenant funded fixed asset improvements included in deferred rent liability, net	$9,192	$2,978	$2,787
Acquisition of real estate and related intangible assets	$300	$1,542	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$512	$1,070	$390
Unrealized gain (loss) related to interest rate hedging instruments, net	$2,854	$(2,219)	$(1,978)
Increase in asset retirement obligation assumed in acquisition	$600	$—	$164

Non-controlling OP Units issued in connection with acquisition	$—	$503	$—
Series A, B, and D Preferred Stock offering cost write off	$2,141	$—	$2,674
Right-of-use asset from operating leases	$—	$—	$5,998
Operating lease liabilities	$—	$—	$(5,998)
Property manager other assets	$—	$—	$1,676
Property manager accrued expenses and other liabilities	$—	$—	$(1,676)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (dollars in thousands):

	For the year ended December 31,
	2021	2020	2019
Cash and cash equivalents	$7,956	$11,016	$6,849
Restricted cash	5,222	5,060	4,639
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$13,178	$16,076	$11,488

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

Gladstone Commercial Corporation
Notes to Consolidated Financial Statements

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We focus on acquiring, owning and managing primarily industrial and office properties. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”), and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company (the “Administrator”), each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”).

All further references herein to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation. All references herein and throughout the Notes to Consolidated Financial Statements to the number of properties and square footage are unaudited.

Subsidiaries

We conduct substantially all of our operations through the Operating Partnership. We currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the limited partnership interests in the Operating Partnership (“Non-controlling OP Units”) through two of our subsidiaries, GCLP Business Trust I and II. The financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2021 and 2020, the Company owned 99.3% and 98.6%, respectively, of the outstanding OP Units (See Note 8, “Equity and Mezzanine Equity” for additional discussion regarding OP Units).

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

Above-market and below-market in-place lease fair values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.8 million, $0.8 million, and $1.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $4.1 million, $2.8 million, and $2.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The value of in-place leases and lease origination costs are amortized to amortization expense over the remaining term of the respective leases, which generally range from seven to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to amortization expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $20.7 million, $19.4 million, and $19.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $0.8 million, $0.6 million, and $2.5 million for deferred financing costs during the years ended December 31, 2021, 2020, and 2019, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $1.6 million, $1.5 million, and $1.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Gains (Losses) on Sale of Real Estate, Net

Gains (losses) on sale of real estate, net, consist of the excess consideration received for a property over the property carrying value at the time of sale, or gains on real estate, offset by consideration received for a property less than the property carrying value at the time of sale, or loss on sale of real estate.

Lease Revenue

Lease revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between lease revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Deferred rent liability in the accompanying consolidated balance sheet includes the capitalized below-market in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. We incurred $0.4 million and $0.2 million in deferred rent write offs during each of the years ended December 31, 2021 and 2020, respectively. No such reserves or direct write offs were recorded during the year ended 2019.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2021, 2020, and 2019, we did not record any provisions for uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the estimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We accrued $0.6 million and $0.2 million of liabilities in connection with acquisitions for the years ended December 31, 2021 and 2019, respectively, and no liabilities in connection with acquisitions for the year ended December 31, 2020. We recorded accretion expense of $0.1 million in each of the years ended December 31, 2021, 2020, and 2019, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $6.8 million and the discount rates used in the calculations range from 2.0% to 7.0%. We do not expect to make any material payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income

We record the effective portion of changes in the fair value of the interest rate cap and swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2021, 2020, and 2019, we reconciled net income to comprehensive income on the consolidated statements of operations and comprehensive income in the accompanying consolidated financial statements.

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

2. Related-Party Transactions

Gladstone Management Corporation and Gladstone Administration, LLC

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our co-presidents, Messrs. Cutlip and Cooper, are executive managing directors of our Adviser. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. At December 31, 2021 and December 31, 2020, $3.4 million and $3.0 million, respectively, was collectively due to our Adviser and Administrator.

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

On July 14, 2020, the Company amended and restated the Fifth Amended Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Sixth Amended Advisory Agreement”). The Sixth Amended Advisory Agreement replaced the Fifth Amended Advisory Agreement’s previous calculation of the base management fee with a calculation based on Gross Tangible Real Estate. The revised Base Management Fee is payable quarterly in arrears and is calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Sixth Amended Advisory Agreement as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the agreement remained unchanged. The revised Base Management Fee calculation began with the fee calculations for the quarter ended September 30, 2020.

For the years ended December 31, 2021, 2020, and 2019, we recorded a base management fee of $5.9 million, $5.6 million, and $5.2 million, respectively.

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

For the years ended December 31, 2021, 2020, and 2019, we recorded an incentive fee of $4.9 million, $4.3 million, and $3.7 million, respectively. Our Advisor issued a waiver of the incentive fee of $0.02 million during the year ended December 31, 2021. Our Adviser did not waive any portion of the incentive fee for the years ended December 31, 2020 and 2019. Waivers are non-contractual, unconditional, and irrevocable and cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2021, 2020, and 2019.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the years ended December 31, 2021, 2020, and 2019, we recorded an administration fee of $1.4 million, $1.6 million, and $1.7 million, respectively. Our Board of Directors reviews and considers approving or renewing the Administration Agreement each July.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million, $0.1 million, and $0.2 million during the years ended December 31, 2021, 2020, and 2019, respectively, which are included in mortgage notes payable, net, in the consolidated balance sheets, or 0.33%, 0.25%, and 0.20% of total mortgage principal secured or extended during the respective periods. Our Board of Directors renewed the agreement for an additional year, through August 31, 2022, at its July 2021 meeting.

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

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to Shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.7 million to Gladstone Securities during the year ended December 31, 2021 in connection with the Offering.

3. (Loss) Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted (loss) earnings per share of common stock for the years ended December 31, 2021, 2020 and 2019, respectively. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of income would also be added back to net income. Net income figures are presented net of such non-controlling interests in the earnings per share calculation.

We computed basic (loss) earnings per share for the years ended December 31, 2021, 2020 and 2019, respectively, using the weighted average number of shares outstanding during the periods. Diluted (loss) earnings per share for the years ended December 31, 2021, 2020 and 2019, reflects additional shares of common stock related to our convertible Senior Common Stock, if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net (loss) income (attributable) available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2021	2020	2019
Calculation of basic (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(4,554)	$3,149	$(4,760)
Denominator for basic weighted average shares of common stock (1)	36,537,306	34,040,085	30,695,902
Basic (loss) earnings per share of common stock	$(0.12)	$0.09	$(0.16)
Calculation of diluted (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(4,554)	$3,149	$(4,760)
Net (loss) income (attributable) available to common stockholders plus assumed conversions (2)	$(4,554)	$3,149	$(4,760)
Denominator for basic weighted average shares of common stock (1)	36,537,306	34,040,085	30,695,902
Effect of convertible Senior Common Stock (2)	—	—	—
Denominator for diluted weighted average shares of common stock (2)	36,537,306	34,040,085	30,695,902
Diluted (loss) earnings per share of common stock	$(0.12)	$0.09	$(0.16)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 316,987, 502,586, and 700,924 for the years ended December 31, 2021, 2020, and 2019, respectively.
(2)We excluded convertible shares of Senior Common Stock of 503,962, 628,263 and 674,611 from the calculation of diluted earnings per share for the years ended December 31, 2021, 2020 and 2019, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2021 and 2020, respectively, excluding real estate held for sale as of December 31, 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Real estate:
Land (1)	$149,773	$142,853
Building and improvements	1,004,362	916,601
Tenant improvements	71,123	69,229
Accumulated depreciation	(266,672)	(228,468)
Real estate, net	$958,586	$900,215
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $39.6 million, $36.0 million, and $32.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Acquisitions

During the year ended December 31, 2021 and 2020 we acquired 11 and nine properties, respectively, which are summarized below (dollars in thousands):

Year Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Costs
December 31, 2021	(1)	949,174	13.4 years	$100,453	$798
December 31, 2020	(2)	1,717,502	12.2 years	$129,974	$814
(1)On January 22, 2021, we acquired a 180,152 square foot property in Findlay, Ohio for $11.1 million. The property is fully leased to one tenant and had 14.2 years of remaining lease term at the time we acquired the property. On June 17, 2021, we acquired a 25,200 square foot property in Baytown, Texas for $8.2 million. The property is fully leased to one tenant and had 12.6 years remaining lease term at the time we acquired the property. On July 21, 2021, we acquired an 80,604 square foot, four-property portfolio in Pacific, Missouri for $22.1 million. These properties are fully leased to one tenant and had 17.4 years remaining lease term at the time we acquired the portfolio. On August 20, 2021, we acquired an 81,760 square foot, two-property portfolio in Peru, Illinois for $4.8 million. These properties are fully leased to one tenant and had 15.0 years remaining lease term at the time we acquired the portfolio. On November 3, 2021, we acquired a 161,458 square foot property in Charlotte, North Carolina for $12.9 million. This property is fully leased to one tenant and had 7.9 years remaining lease term at the time we acquired the property. On December 21, 2021, we acquired a 120,000 square foot property in Atlanta, Georgia for $12.1 million. This property is fully leased to one tenant and had 15.0 years of remaining lease term at the time we acquired the property. On December 21, 2021, we acquired a 300,000 square foot property in Crossville, Tennessee for $29.2 million. This property is fully leased to one tenant and had 11.0 years remaining lease term at the time we acquired the property.
(2)On January 8, 2020, we acquired a 64,800 square foot property in Indianapolis, Indiana for $5.3 million. The property is leased to three tenants and had a weighted average lease term of 7.2 years at the time we acquired the property. On January 27, 2020, we acquired a 320,838 square foot, three-property portfolio in Houston, Texas, Charlotte, North Carolina, and St. Charles, Missouri for $34.7 million. The portfolio had a weighted average lease term of 20.0 years at the time we acquired the portfolio. On March 9, 2020, we acquired a 504,400 square foot property in Crandall, Georgia for $32.0 million. The property is fully leased to one tenant and had 10.5 years remaining lease term at the time we acquired the property. On September 1, 2020, we acquired a 153,600 square foot property in Indianapolis, Indiana, for $10.6 million. The property is fully leased to one tenant and had 9.7 years remaining lease term at the time we acquired the property. On October 14, 2020, we acquired a 240,714 square foot property in Montgomery, Alabama, for $14.3 million. The property is fully leased to one tenant and had 7.2 years remaining lease term at the time we acquired the property. On December 18, 2020, we acquired a 277,883 square foot property in Huntsville, Alabama, for $20.0 million. The property is fully leased to one tenant and had 9.2 years remaining lease term at the time we acquired the property. On December 21, 2020, we acquired a 155,267 square foot property in Pittsburgh, Pennsylvania, for $13.0 million. The property is fully leased to one tenant and had 10.0 years remaining lease term at the time we acquired the property.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the year ended December 31, 2021 and 2020, respectively, as follows (dollars in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Acquired assets and liabilities	Purchase price	Purchase price
Land	$7,205	$11,264	(1)
Building	76,611	97,101
Tenant Improvements	1,353	2,684
In-place Leases	6,431	9,076
Leasing Costs	5,779	6,352
Customer Relationships	3,364	5,239
Above Market Leases	777	529	(2)
Below Market Leases	(1,067)	(2,271)	(3)
Total Purchase Price	$100,453	$129,974
(1)This amount includes $2,711 of land value subject to a land lease agreement, which we may purchase for a nominal fee.
(2)This amount includes $336 and $53 of loans receivable included in Other assets on the consolidated balance sheets, respectively.
(3)This amount includes $62 of prepaid rent included in Other liabilities on the consolidated balance sheets.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2022	$118,225
2023	111,338
2024	104,947
2025	98,833
2026	90,258
Thereafter	337,516
$861,117

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the years ended December 31, 2021, 2020, and 2019, respectively (dollars in thousands):

	For the twelve months ended December 31,
	(Dollars in Thousands)
Lease revenue reconciliation	2021	2020	2019
Fixed lease payments	$121,303	$117,248	$110,273
Variable lease payments	16,385	15,904	4,114
	$137,688	$133,152	$114,387

At December 31, 2021 and 2020, accounts receivable from tenants totaled $1.4 million and $1.7 million, respectively, included in other assets on the consolidated balance sheets.

Legal Settlements

In August 2021, we reached separate legal settlements through which we recognized $2.4 million, net, recorded in other income on the consolidated statement of operations and comprehensive income.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of December 31, 2021 and 2020, excluding real estate held for sale as of December 31, 2020 (dollars in thousands):

	December 31, 2021		December 31, 2020
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$105,891	$(62,604)	$99,254	$(54,168)
Leasing costs	81,487	(43,982)	73,707	(37,801)
Customer relationships	71,922	(38,220)	68,268	(31,881)
	$259,300	$(144,806)	$241,229	$(123,850)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$15,538	$(11,520)	$15,076	$(10,670)
Below market leases and deferred revenue	(48,241)	21,471	(38,319)	17,686

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $20.7 million, $19.4 million, and $19.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in depreciation and amortization expense in the consolidated statement of operations and comprehensive income.

Total amortization related to above-market lease values was $0.8 million, $0.8 million, and $1.1 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

Total amortization related to below-market lease values was $4.1 million, $2.8 million, and $2.5 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2021 and 2020, respectively, were as follows:

Intangible Assets & Liabilities	2021	2020
In-place leases	14.0	14.2
Leasing costs	14.0	14.2
Customer relationships	19.5	17.8
Above market leases	13.8	14.8
Below market leases	14.4	13.3
All intangible assets & liabilities	15.3	15.0

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs and customer relationships for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Estimated Amortization Expense of In-Place Leases, Leasing Costs and Customer Relationships
2022	$19,692
2023	16,496
2024	14,382
2025	12,825
2026	11,182
Thereafter	39,917
$114,494

The estimated aggregate rental income to be recorded for the amortization of both above and below market leases for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2021 (dollars in thousands):

Year	Net Increase to Rental Income Related to Above and Below Market Leases (1)
2022	$4,053
2023	3,982
2024	3,829
2025	3,533
2026	2,078
Thereafter	5,113
$22,588
(1)Does not include ground lease amortization of $164.

5. Real Estate Dispositions, Held for Sale, and Impairment Charges

Real Estate Dispositions

During the year ended December 31, 2021, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2021, we sold three non-core properties, located in Rancho Cordova, California, Champaign, Illinois, and Richmond, Virginia, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Loss on Sale of Real Estate, net
123,971	$9,473	$633	$(1,148)

Our 2021 dispositions were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the years ended December 31, 2021, 2020, and 2019, respectively (dollars in thousands):

	For the year ended December 31,
	2021		2020	2019
Operating revenue	$991		$1,942	$1,676
Operating expense	695		3,230	905
Other expense, net	(1,865)	(1)	(239)	(223)
(Loss) income from real estate and related assets sold	$(1,569)		$(1,527)	$548
(1)Includes a $1.1 million loss on sale of real estate, net, from three property sales.

Real Estate Held for Sale

At December 31, 2021, we had no properties classified as held for sale.

At December 31, 2020, we had three properties classified as held for sale, located in Boston Heights, Ohio, Rancho Cordova, California, and Champaign, Illinois. Two of these properties were sold during the year ended December 31, 2021. Our Boston Heights, Ohio property is classified as held and used as of December 31, 2021, as this property no longer meets the held for sale criteria.

The table below summarizes the components of the assets and liabilities held for sale reflected on the accompanying consolidated balance sheet (dollars in thousands):

December 31, 2020
Assets Held for Sale
Total real estate held for sale	$8,114
Lease intangibles, net	384
Total Assets Held for Sale	$8,498

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the year ended December 31, 2021 and did not recognize an impairment charge.

During the year ended December 31, 2020, we identified three held and used assets, located in Blaine, Minnesota, Champaign, Illinois, and Rancho Cordova, California, which were impaired by an aggregate of $3.6 million when we determined the carrying value of these assets was unrecoverable based on an undiscounted cash flow analysis. As a result, we recorded an impairment charge to reflect the fair market value of these assets. The Rancho Cordova property was further impaired when we classified the property as held for sale as of December 31, 2020 to record the carrying value equal to the fair value less costs of sale and recorded an impairment charge to our Rancho Cordova, California asset of $0.7 million, which is reflected in the aggregate impairment charge of $3.6 million, as the fair market value minus selling costs was less than the carrying value.

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

Our mortgage notes payable and Credit Facility as of December 31, 2021 and December 31, 2020 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	December 31, 2021		December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2021
Mortgage and other secured loans:
Fixed rate mortgage loans	61		$436,530	$435,029	(1)	(2)
Variable rate mortgage loans	6		16,338	24,809	(3)	(2)
Premiums and discounts, net	-		(130)	(182)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(2,794)	(3,479)	N/A	N/A
Total mortgage notes payable, net	67		$449,944	$456,177	(4)
Variable rate revolving credit facility	60	(6)	$33,550	$53,900	LIBOR + 1.90%	July 2, 2023
Total revolver	60		$33,550	$53,900
Variable rate term loan facility A	-		160,000	160,000	LIBOR + 1.85%	July 2, 2024
Variable rate term loan facility B	-		65,000	—	LIBOR + 2.00%	February 11, 2026
Deferred financing costs, term loan facility	-		(968)	(797)	N/A	N/A
Total term loan, net	N/A		$224,032	$159,203
Total mortgage notes payable and credit facility	127		$707,526	$669,280	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 52 mortgage notes payable with maturity dates ranging from April 22, 2022 through August 1, 2037.
(3)Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.35% to one month LIBOR +2.75%. At December 31, 2021, one month LIBOR was approximately 0.10%.
(4)The weighted average interest rate on the mortgage notes outstanding at December 31, 2021, was approximately 4.18%.
(5)The weighted average interest rate on all debt outstanding at December 31, 2021, was approximately 3.39%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 60 unencumbered properties as of December 31, 2021.
N/A - Not Applicable

Mortgage Notes Payable

As of December 31, 2021, we had 52 mortgage notes payable, collateralized by a total of 67 properties with a net book value of $671.6 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of December 31, 2021, we did not have any recourse mortgage. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the year ended December 31, 2021, we repaid three mortgages collateralized by three properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$7,669	4.91%

Variable Rate Debt Repaid	Interest Rate on Variable Rate Debt Repaid
$7,500	LIBOR +	2.50%

During the year ended December 31, 2021, we issued two mortgages, collateralized by two properties, which are summarized below (dollars in thousands):

Fixed Rate Debt Issued		Interest Rate on Fixed Rate Debt
$21,500	(1)	3.36%
(1)On January 22, 2021, we issued $5.5 million of floating rate debt swapped to fixed debt of 3.24% in connection with one property acquisition.

Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2022	$105,204
2023	72,676
2024	45,915
2025	38,089
2026	43,228
Thereafter	147,756
	$452,868	(1)
(1)This figure is does not include $(0.1) million premiums and (discounts), net, and $2.8 million of deferred financing costs, which are reflected in mortgage notes payable on the consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Caps and Swaps

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2021 and 2020, our interest rate cap and interest rate swap agreements were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at December 31, 2021 and 2020 (dollars in thousands):

		December 31, 2021		December 31, 2020
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,228	(1)	$233,632	$324	$177,060	$9
(1)We have entered into various interest rate cap agreements on new variable rate debt with LIBOR caps ranging from 1.50% to 2.75%.

We have assumed or entered into interest rate swap agreements in connection with certain of our acquisitions, whereby we will pay our counterparty a fixed interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements are recorded in other liabilities on our accompanying consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at December 31, 2021 and 2020 (dollars in thousands):

December 31, 2021			December 31, 2020
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$73,212	$841	$(1,217)	$68,829	$—	$(3,055)

The following tables present the impact of our derivative instruments in the consolidated financial statements (dollars in thousands):

	Amount of gain (loss) recognized in Comprehensive Income
	2021	2020	2019
Derivatives in cash flow hedging relationships
Interest rate caps	$174	$(337)	$(749)
Interest rate swaps	2,680	(1,882)	(1,229)
Total	$2,854	$(2,219)	$(1,978)

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	2021	2020	2019
Derivatives in cash flow hedging relationships
Interest rate caps	$(145)	$—	$—
Total	$(145)	$—	$—

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2021	December 31, 2020
Interest rate caps	Other assets	$324	$9
Interest rate swaps	Other assets	841	—
Interest rate swaps	Other liabilities	(1,217)	(3,055)
Total derivative liabilities, net		$(52)	$(3,046)

The fair value of all mortgage notes payable outstanding as of December 31, 2021 was $456.8 million, as compared to the carrying value stated above of $449.9 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On August 7, 2013, we procured our Revolver with KeyBank National Association (“KeyBank”) (serving as revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million and entered into Term Loan A whereby we added a $25.0 million, five-year Term Loan subject to the same leverage tiers as the Revolver, with the interest rate at each leverage tier being five basis points lower than that of the Revolver. We have the option to repay Term Loan A in full, or in part, at any time without penalty or premium prior to the maturity date.

On October 27, 2017, we amended this Credit Facility, increasing Term Loan A from $25.0 million, to $75.0 million, with the Revolver commitment remaining at $85.0 million. Term Loan A’s maturity date was extended to October 27, 2022, and the Revolver maturity date was extended to October 27, 2021. In connection with the amendment, the interest rate for the Credit Facility was reduced by 25 basis points at each of the leverage tiers. At the time of amendment, we entered into multiple interest rate cap agreements on Term Loan A, which cap LIBOR at 2.75% to hedge our exposure to variable interest rates.

On July 2, 2019, we amended, extended and upsized our Credit Facility, expanding Term Loan A from $75.0 million to $160.0 million, inclusive of a delayed draw component whereby we can incrementally borrow on the Term Loan up to the $160.0 million commitment, and increasing the Revolver from $85.0 million to $100.0 million. Term Loan A has a new five-year term, with a maturity date of July 2, 2024, and the Revolver has a new four-year term, with a maturity date of July 2, 2023. The interest rate margin for the Credit Facility was reduced by 10 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on Term Loan A, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. We used the net proceeds derived from the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $1.3 million in connection with the Credit Facility amendment. The bank syndicate for the Credit Facility is now comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association.

On February 11, 2021, we added a new $65.0 million Term Loan B, inclusive of a $15.0 million delayed funding component, which was funded on July 20, 2021. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points, plus a spread ranging from 140 to 225 basis points, depending on leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of December 31, 2021, there was $65.0 million outstanding under Term Loan B.

As of December 31, 2021, there was $258.6 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 2.00% and $19.5 million outstanding under letters of credit, at a weighted average interest rate of 1.90%. As of December 31, 2021, the maximum additional amount we could draw under the Credit Facility was $21.2 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2021.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2021.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2021, are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
2022	$489
2023	492
2024	493
2025	494
2026	498
Thereafter	6,807
Total anticipated lease payments	$9,273
Less: amount representing interest	(3,764)
Present value of lease payments	$5,509

Rental expense incurred for properties with ground lease obligations was $0.5 million each for the years ended December 31, 2021, 2020 and 2019. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 19.3 years and weighted average discount rate of 5.32%.

Letters of Credit

As of December 31, 2021, there was $19.5 million outstanding under letters of credit. These letters of credit are not reflected on our consolidated balance sheet.

8. Equity and Mezzanine Equity

Distributions

We paid the following distributions per share for the years ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
	2021		2020		2019
Common Stock and Non-controlling OP Units	$1.502175		$1.501800		$1.500000
Senior Common Stock	1.0500		1.0500		1.0500
Series A Preferred Stock	—	(1)	—	(1)	1.6038191
Series B Preferred Stock	—	(1)	—	(1)	1.5521
Series D Preferred Stock	0.8749998	(2)	1.7500		1.7500
Series E Preferred Stock	1.656252		1.656252		0.404900	(3)
Series F Preferred Stock	1.5000		0.7500	(4)	—
Series G Preferred Stock	0.75	(5)	—		—
(1)We fully redeemed our Series A and B Preferred Stock on October 28, 2019.
(2)We redeemed all outstanding shares of our Series D Preferred Stock on June 30, 2021.
(3)We issued our Series E Preferred Stock on October 4, 2019.
(4)Prior to July 1, 2020, Series F Preferred Stock distributions were declared, but not paid, as there were no Series F Preferred Stock shares outstanding on the applicable dividend record dates.
(5)Series G Preferred Stock was issued on June 28, 2021.

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital	Long-Term Capital Gains
Common Stock and OP Units
For the year ended December 31, 2019	44.46159%	55.53841%	—%
For the year ended December 31, 2020	37.28754%	62.71246%	—%
For the year ended December 31, 2021	28.14778%	71.85222%	—%
Senior Common Stock
For the year ended December 31, 2019	100.00000%	—%	—%
For the year ended December 31, 2020	100.00000%	—%	—%
For the year ended December 31, 2021	100.00000%	—%	—%
Series A Preferred Stock
For the year ended December 31, 2019	100.00000%	—%	—%
For the year ended December 31, 2020	—%	—%	—%
For the year ended December 31, 2021	—%	—%	—%
Series B Preferred Stock
For the year ended December 31, 2019	100.00000%	—%	—%
For the year ended December 31, 2020	—%	—%	—%
For the year ended December 31, 2021	—%	—%	—%
Series D Preferred Stock
For the year ended December 31, 2019	100.00000%	—%	—%
For the year ended December 31, 2020	100.00000%	—%	—%
For the year ended December 31, 2021	100.00000%	—%	—%
Series E Preferred Stock
For the year ended December 31, 2019	100.00000%	—%	—%
For the year ended December 31, 2020	100.00000%	—%	—%
For the year ended December 31, 2021	100.00000%	—%	—%
Series F Preferred Stock
For the year ended December 31, 2019	—%	—%	—%
For the year ended December 31, 2020	100.00000%	—%	—%
For the year ended December 31, 2021	100.00000%	—%	—%
Series G Preferred Stock
For the year ended December 31, 2019	—%	—%	—%
For the year ended December 31, 2020	—%	—%	—%
For the year ended December 31, 2021	100.00000%	—%	—%

Recent Activity

Common Stock ATM Program

On December 3, 2019, we entered into an At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”), with Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”) (collectively the “Common Stock Sales Agents”), pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). During the year ended December 31, 2021, we sold 1.8 million shares of common stock, raising $36.6 million in net proceeds under the Common Stock ATM Program. As of December 31, 2021, we had a remaining capacity to sell up to $146.9 million of common stock under the Common Stock Sales Agreement. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes.

Mezzanine Equity

Our 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) and 6.00% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”), are classified as mezzanine equity in our consolidated balance sheet because all three are redeemable at the option of the shareholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of the Company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock and Series G Preferred Stock are redeemable at the option of the shareholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a change of control or delisting event of greater than 50% will take place, and if we deem this probable, we would adjust the Series E Preferred Stock and Series G Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50% is remote.

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

Articles Supplementary Reclassifying Remaining Series D Preferred Stock

On August 5, 2021, we filed Articles Supplementary (the “Reclassification Articles Supplementary”) with the State Department of Assessments and Taxation of Maryland (“SDAT”), pursuant to which our board of directors reclassified and designated the remaining 2,490,445 shares of authorized but unissued Series D Preferred Stock as additional shares of common stock. After giving effect to the filing of the Reclassification Articles Supplementary, our authorized capital stock consists of 62,290,000 shares of common stock, 6,760,000 shares of Series E Preferred Stock, 26,000,000 shares of Series F Preferred Stock, 4,000,000 shares of Series G Preferred Stock, and 950,000 shares of senior common stock. The Reclassification Articles Supplementary did not increase our authorized shares of capital stock.

Series E Preferred Stock ATM Program

We have an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2021. As of December 31, 2021, we had remaining capacity to sell up to $92.8 million of Series E Preferred Stock under the program.

Universal Shelf Registration Statement

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf became effective on February 13, 2019 and replaced our prior universal shelf registration statement. The 2019 Universal Shelf allows us to issue up to $500.0 million of securities. As of December 31, 2021, we had the ability to issue up to $340.2 million under the 2019 Universal Shelf.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and is in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock. As of December 31, 2021, we had the ability to issue up to $689.5 million of securities under the 2020 Universal Shelf.

Preferred Series F Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 0.3 million shares of our Series F Preferred Stock, raising $6.9 million in net proceeds during the year ended December 31, 2021. As of December 31, 2021, we had remaining capacity to sell up to $626.0 million of Series F Preferred Stock.

Amendment to Articles of Restatement

On June 23, 2021, we filed with the SDAT the Articles Supplementary (i) setting forth the rights, preferences and terms of our newly designated Series G Preferred Stock and (ii) reclassifying and designating 4,000,000 shares of our authorized and unissued shares of common stock as shares of Series G Preferred Stock.

Amendments to Operating Partnership Agreement

In connection with the authorization of the Series F Preferred Stock in February of 2020, the Operating Partnership controlled by the Company through its ownership of GCLP Business Trust II, the general partner of the Operating Partnership, adopted the Second Amendment to its Second Amended and Restated Agreement of Limited Partnership (collectively, the “Second Amendment”), as amended from time to time, establishing the rights, privileges and preferences of 6.00% Series F Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series F Preferred Units”). The Second Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series F Preferred Units as are issued shares of Series F Preferred Stock by the Company in connection with the offering upon the Company’s contribution to the Operating Partnership of the net proceeds of the offering. Generally, the Series F Preferred Units provided for under the Second Amendment have preferences, distribution rights and other provisions substantially equivalent to those of the Series F Preferred Stock.

On June 23, 2021, the Operating Partnership adopted the Third Amendment to its Second Amended and Restated Agreement of Limited Partnership, including Exhibit SGP thereto (collectively, the “Third Amendment”), establishing the rights, privileges, and preferences of 6.00% Series G Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series G Term Preferred Units”). The Third Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series G Term Preferred Units as are issued shares of Series G Preferred Stock by the Company in connection with the offering of Series G Preferred Stock upon the Company’s contribution to the Operating Partnership of the net proceeds of the offering of Series G Preferred Stock. Generally, the Series G Preferred Units provided for under the Third Amendment have preferences, distribution rights, and other provisions substantially equivalent to those of the Series G Preferred Stock.

Non-controlling Interests in Operating Partnership

As of December 31, 2021 and 2020, we owned approximately 99.3% and 98.6%, respectively, of the outstanding OP Units. During the year ended December 31, 2021, we redeemed 246,039 OP units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2021 and 2020, there were 256,994 and 503,033 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On January 11, 2022, our Board of Directors declared the following monthly distributions for the months of January, February, and March of 2022:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
January 21, 2022	January 31, 2022	$0.12540	$0.1380210	$0.125000
February 18, 2022	February 28, 2022	0.12540	0.1380210	0.125000
March 23, 2022	March 31, 2022	0.12540	0.1380210	0.125000
		$0.37620	$0.4140630	$0.375000

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
January 26, 2022	February 4, 2022	$0.125
February 24, 2022	March 4, 2022	0.125
March 25, 2022	April 4, 2022	0.125
		$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
January	February 4, 2022	$0.0875
February	March 4, 2022	0.0875
March	April 5, 2022	0.0875
		$0.2625

Equity Activity

Subsequent to December 31, 2021 and through February 15, 2022, we raised $4.6 million in net proceeds from the sale of 0.2 million shares of common stock under our Common Stock ATM Program and $0.9 million in net proceeds from the sale of 40,308 sales of Series F Preferred Stock. We made no sales under our Series E Preferred ATM Program subsequent to December 31, 2021 and through February 15, 2022.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina (3)
Office Building	$—	$960	$4,481	$1,345	$960	$5,826	$6,786	$2,720	$4,066	1997	12/23/2003
Canton, Ohio (3)
Office Building	—	186	3,083	500	187	3,582	3,769	1,764	2,005	1994	1/30/2004
Akron, Ohio (3)
Office Building	—	1,973	6,771	4,025	1,974	10,795	12,769	4,068	8,701	1968/1999	4/29/2004
Canton, North Carolina
Industrial Building	3,015	150	5,050	7,285	150	12,335	12,485	3,614	8,871	1998/2014	7/6/2004
Crenshaw, Pennsylvania (3)
Industrial Building	—	100	6,574	269	100	6,843	6,943	3,078	3,865	1991	8/5/2004
Lexington, North Carolina (3)
Industrial Building	—	820	2,107	69	820	2,176	2,996	1,008	1,988	1986	8/5/2004
Mt. Pocono, Pennsylvania (3)
Industrial Building	—	350	5,819	18	350	5,837	6,187	2,614	3,573	1995/1999	10/15/2004
San Antonio, Texas (3)
Office Building	—	843	7,514	2,240	843	9,754	10,597	4,315	6,282	1999	2/10/2005
Big Flats, New York
Industrial Building	1,988	275	6,459	515	275	6,974	7,249	2,823	4,426	2001	4/15/2005
Wichita, Kansas (3)
Office Building	—	1,525	9,703	674	1,525	10,377	11,902	4,478	7,424	2000	5/18/2005
Eatontown, New Jersey
Office Building	2,498	1,351	3,520	534	1,351	4,054	5,405	1,812	3,593	1991	7/7/2005
Duncan, South Carolina (3)
Industrial Building	—	783	10,790	1,889	783	12,679	13,462	5,250	8,212	1984/2001/2007	7/14/2005
Duncan, South Carolina (3)
Industrial Building	—	195	2,682	470	195	3,152	3,347	1,305	2,042	1984/2001/2007	7/14/2005
Clintonville, Wisconsin (3)
Industrial Building	—	55	4,717	3,250	55	7,967	8,022	2,890	5,132	1992/2013	10/31/2005
Burnsville, Minnesota (3)
Office Building	—	3,511	8,746	7,352	3,511	16,098	19,609	7,451	12,158	1984	5/10/2006
Menomonee Falls, Wisconsin (3)
Industrial Building	—	625	6,911	686	625	7,597	8,222	3,158	5,064	1986/2000	6/30/2006
Baytown, Texas
Medical Office Building	—	221	2,443	2,478	221	4,921	5,142	3,314	1,828	1997	7/11/2006
Mason, Ohio
Office Building	3,424	797	6,258	721	797	6,979	7,776	3,010	4,766	2002	1/5/2007
Raleigh, North Carolina (3)
Industrial Building	—	1,606	5,513	4,700	1,606	10,213	11,819	4,066	7,753	1994	2/16/2007
Tulsa, Oklahoma
Industrial Building	—	—	14,057	579	—	14,636	14,636	6,318	8,318	2004	3/1/2007
Hialeah, Florida (3)
Industrial Building	—	3,562	6,672	769	3,562	7,441	11,003	2,908	8,095	1956/1992	3/9/2007
Mason, Ohio (3)
Retail Building	—	1,201	4,961	—	1,201	4,961	6,162	1,879	4,283	2007	7/1/2007
Cicero, New York (3)
Industrial Building	—	299	5,019	33	299	5,052	5,351	1,843	3,508	2005	9/6/2007
Grand Rapids, Michigan
Office Building	4,699	1,629	10,500	308	1,629	10,808	12,437	4,121	8,316	2001	9/28/2007
Bolingbrook, Illinois (3)
Industrial Building	—	1,272	5,003	991	1,272	5,994	7,266	2,537	4,729	2002	9/28/2007
Decatur, Georgia (3)
Medical Office Building	—	783	3,241	—	783	3,241	4,024	1,227	2,797	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	205	847	—	205	847	1,052	321	731	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	257	1,062	—	257	1,062	1,319	403	916	1989	12/13/2007
Lawrenceville, Georgia (3)
Medical Office Building	—	678	2,807	—	678	2,807	3,485	1,064	2,421	2005	12/13/2007
Snellville, Georgia (3)
Medical Office Building	—	176	727	—	176	727	903	276	627	1986	12/13/2007
Covington, Georgia (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Medical Office Building	—	232	959	—	232	959	1,191	363	828	2000	12/13/2007
Conyers, Georgia (3)
Medical Office Building	—	296	1,228	—	296	1,228	1,524	465	1,059	1994	12/13/2007
Cumming, Georgia
Medical Office Building	2,534	738	3,055	2,524	741	5,576	6,317	1,768	4,549	2004	12/13/2007
Reading, Pennsylvania
Industrial Building	3,209	491	6,202	135	491	6,337	6,828	2,222	4,606	2007	1/29/2008
Fridley, Minnesota
Office Building	4,228	1,354	8,074	1,762	1,383	9,807	11,190	3,842	7,348	1985/2006	2/26/2008
Pineville, North Carolina
Industrial Building	1,866	669	3,028	293	669	3,321	3,990	1,206	2,784	1985	4/30/2008
Marietta, Ohio
Industrial Building	4,553	829	6,607	529	829	7,136	7,965	2,472	5,493	1992/2007	8/29/2008
Chalfont, Pennsylvania
Industrial Building	4,146	1,249	6,420	1,024	1,249	7,444	8,693	2,612	6,081	1987	8/29/2008
Orange City, Iowa
Industrial Building	4,588	258	5,861	6	258	5,867	6,125	2,027	4,098	1990	12/15/2010
Hickory, North Carolina
Office Building	5,529	1,163	6,605	357	1,163	6,962	8,125	3,179	4,946	2008	4/4/2011
Springfield, Missouri (3)
Office Building	—	1,700	12,038	924	1,845	12,817	14,662	4,018	10,644	2006	6/20/2011
Boston Heights, Ohio
Office Building	2,184	449	3,010	10	449	3,020	3,469	1,350	2,119	2011	10/20/2011
Parsippany, New Jersey (3)
Office Building	—	1,696	7,077	252	1,696	7,329	9,025	2,692	6,333	1984	10/28/2011
Dartmouth, Massachusetts (3)
Retail Location	—	—	4,236	—	—	4,236	4,236	1,196	3,040	2011	11/18/2011
Springfield, Missouri
Retail Location	1,114	—	2,275	—	—	2,275	2,275	795	1,480	2005	12/13/2011
Pittsburgh, Pennsylvania
Office Building	2,238	281	3,205	743	281	3,948	4,229	1,441	2,788	1968	12/28/2011
Ashburn, Virginia
Office Building	5,816	706	7,858	—	705	7,859	8,564	2,569	5,995	2002	1/25/2012
Ottumwa, Iowa
Industrial Building	2,350	212	5,072	310	212	5,382	5,594	1,670	3,924	1970	5/30/2012
New Albany, Ohio
Office Building	6,468	1,658	8,746	—	1,658	8,746	10,404	3,082	7,322	2007	6/5/2012
Columbus, Georgia
Office Building	3,646	1,378	4,520	—	1,378	4,520	5,898	1,779	4,119	2012	6/21/2012
Columbus, Ohio (3)
Office Building	—	542	2,453	166	542	2,619	3,161	1,103	2,058	1981	6/28/2012
Jupiter, Florida (3)
Office Building	—	1,160	11,994	—	1,160	11,994	13,154	3,392	9,762	2011	9/26/2012
Fort Worth, Texas
Industrial Building	9,646	963	15,647	—	963	15,647	16,610	4,358	12,252	2005	11/8/2012
Columbia, South Carolina
Office Building	14,280	1,905	20,648	438	1,905	21,086	22,991	8,144	14,847	2010	11/21/2012
Egg Harbor, New Jersey
Office Building	2,833	1,627	3,017	315	1,627	3,332	4,959	1,092	3,867	1985	3/28/2013
Vance, Alabama (3)
Industrial Building	—	457	10,529	6,692	457	17,221	17,678	3,979	13,699	2013	5/9/2013
Blaine, Minnesota
Office Building	7,025	1,060	10,518	755	842	11,491	12,333	3,610	8,723	2009	5/10/2013
Austin, Texas
Office Building	30,089	2,330	44,021	122	2,330	44,143	46,473	18,330	28,143	1999	7/9/2013
Allen, Texas
Office Building	7,358	2,699	7,945	1,487	2,699	9,432	12,131	3,851	8,280	1998	7/10/2013
Englewood, Colorado (3)
Office Building	—	1,503	11,739	208	1,503	11,947	13,450	4,139	9,311	2008	12/11/2013
Novi, Michigan
Industrial Building	3,580	352	5,626	—	352	5,626	5,978	1,560	4,418	1988	12/27/2013
Allen, Texas
Retail Building	2,582	874	3,634	—	874	3,634	4,508	974	3,534	2004	3/27/2014
Colleyville, Texas
Retail Building	2,382	1,277	2,424	—	1,277	2,424	3,701	656	3,045	2000	3/27/2014
Coppell, Texas
Retail Building	2,742	1,448	3,349	—	1,448	3,349	4,797	880	3,917	2005	5/8/2014
Columbus, Ohio (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Office Building	—	990	8,017	2,797	990	10,814	11,804	3,553	8,251	1986	5/13/2014
Taylor, Pennsylvania
Industrial Building	21,600	3,101	25,405	1,248	3,101	26,653	29,754	6,444	23,310	2000/2006	6/9/2014
Aurora, Colorado (3)
Industrial Building	—	2,882	3,917	96	2,882	4,013	6,895	1,124	5,771	1983	7/1/2014
Indianapolis, Indiana
Office Building	5,314	502	6,422	1,892	498	8,318	8,816	2,574	6,242	1981/2014	9/3/2014
Denver, Colorado (3)
Industrial Building	—	1,621	7,071	7,353	1,621	14,424	16,045	2,033	14,012	1985	10/31/2014
Monroe, Michigan
Industrial Building	9,409	658	14,607	195	658	14,802	15,460	3,229	12,231	2004	12/23/2014
Monroe, Michigan
Industrial Building	6,566	460	10,225	(20)	459	10,206	10,665	2,252	8,413	2004	12/23/2014
Richardson, Texas
Office Building	12,673	2,728	15,372	1,135	2,728	16,507	19,235	4,850	14,385	1985/2008	3/6/2015
Birmingham, Alabama (3)
Office Building	—	650	2,034	91	650	2,125	2,775	656	2,119	1982/2010	3/20/2015
Dublin, Ohio
Office Building	3,654	1,338	5,058	1,086	1,338	6,144	7,482	1,650	5,832	1980/Various	5/28/2015
Draper, Utah
Office Building	11,664	3,248	13,129	74	3,248	13,203	16,451	3,524	12,927	2008	5/29/2015
Hapeville, Georgia
Office Building	6,696	2,272	8,778	263	2,272	9,041	11,313	2,123	9,190	1999/2007	7/15/2015
Villa Rica, Georgia
Industrial Building	3,403	293	5,277	18	293	5,295	5,588	1,226	4,362	2000/2014	10/20/2015
Taylorsville, Utah
Office Building	8,610	3,008	10,659	501	3,008	11,160	14,168	3,299	10,869	1997	5/26/2016
Fort Lauderdale, Florida
Office Building	12,270	4,117	15,516	3,689	4,117	19,205	23,322	4,637	18,685	1984	9/12/2016
King of Prussia, Pennsylvania
Office Building	14,176	3,681	15,739	473	3,681	16,212	19,893	3,675	16,218	2001	12/14/2016
Conshohocken, Pennsylvania
Office Building	9,795	1,996	10,880	—	1,996	10,880	12,876	1,966	10,910	1996	6/22/2017
Philadelphia, Pennsylvania
Industrial Building	14,924	5,896	16,282	27	5,906	16,299	22,205	3,436	18,769	1994/2011	7/7/2017
Maitland, Florida
Office Building	14,904	3,073	19,661	830	3,091	20,473	23,564	4,809	18,755	1998	7/31/2017
Maitland, Florida
Office Building	7,472	2,095	9,339	9	2,095	9,348	11,443	1,717	9,726	1999	7/31/2017
Columbus, Ohio
Office Building	8,784	1,926	11,410	(1)	1,925	11,410	13,335	2,211	11,124	2007	12/1/2017
Salt Lake City, Utah (3)
Office Building	—	4,446	9,938	771	4,446	10,709	15,155	2,190	12,965	2007	12/1/2017
Vance, Alabama (3)
Industrial Building	—	459	12,224	44	469	12,258	12,727	1,709	11,018	2018	3/9/2018
Columbus, Ohio
Industrial Building	4,427	681	6,401	—	681	6,401	7,082	1,087	5,995	1990	9/20/2018
Detroit, Michigan
Industrial Building	6,149	1,458	10,092	10	1,468	10,092	11,560	1,159	10,401	1997	10/30/2018
Detroit, Michigan (3)
Industrial Building	—	662	6,681	10	672	6,681	7,353	780	6,573	2002/2016	10/30/2018
Lake Mary, Florida
Office Building	10,150	3,018	11,756	87	3,020	11,841	14,861	1,539	13,322	1997/2018	12/27/2018
Moorestown, New Jersey (3)
Industrial Building	—	471	1,825	—	471	1,825	2,296	325	1,971	1991	2/8/2019
Indianapolis, Indiana (3)
Industrial Building	—	255	2,809	—	255	2,809	3,064	313	2,751	1989/2019	2/28/2019
Ocala, Florida (3)
Industrial Building	—	1,286	8,535	—	1,286	8,535	9,821	795	9,026	2001	4/5/2019
Ocala, Florida (3)
Industrial Building	—	725	4,814	849	724	5,664	6,388	473	5,915	1965/2007	4/5/2019
Delaware, Ohio (3)
Industrial Building	—	316	2,355	—	316	2,355	2,671	264	2,407	2005	4/30/2019
Tifton, Georgia
Industrial Building	8,168	—	15,190	1,725	1,725	15,190	16,915	1,296	15,619	1995/2003	6/18/2019
Denton, Texas (3)
Industrial Building	—	1,497	4,151	—	1,496	4,152	5,648	446	5,202	2012	7/30/2019
Temple, Texas (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Industrial Building	—	200	4,335	65	200	4,400	4,600	403	4,197	1973/2006	9/26/2019
Temple, Texas (3)
Industrial Building	—	296	6,425	99	296	6,524	6,820	597	6,223	1978/2006	9/26/2019
Indianapolis, Indiana (3)
Industrial Building	—	1,158	5,162	4	1,162	5,162	6,324	667	5,657	1967/1998	11/14/2019
Jackson, Tennessee
Industrial Building	4,540	311	7,199	—	311	7,199	7,510	490	7,020	2019	12/16/2019
Carrollton, Georgia
Industrial Building	4,035	291	6,720	—	292	6,719	7,011	442	6,569	2015/2019	12/17/2019
New Orleans, Louisiana
Industrial Building	3,618	2,168	4,667	(2)	2,166	4,667	6,833	502	6,331	1975	12/17/2019
San Antonio, Texas
Industrial Building	3,713	775	6,877	(2)	773	6,877	7,650	526	7,124	1985	12/17/2019
Port Allen, Louisiana
Industrial Building	2,751	292	3,411	(2)	291	3,410	3,701	329	3,372	1983/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	1,780	673	2,291	(3)	671	2,290	2,961	182	2,779	1998/2017	12/17/2019
Tucson, Arizona
Industrial Building	3,332	819	4,636	(2)	817	4,636	5,453	346	5,107	1987/1995/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	3,370	818	5,219	(4)	815	5,218	6,033	383	5,650	2000/2018	12/17/2019
Indianapolis, Indiana (3)
Industrial Building	—	489	3,956	223	493	4,175	4,668	295	4,373	1987	1/8/2020
Houston, Texas
Industrial Building	9,574	1,714	14,170	3	1,717	14,170	15,887	799	15,088	2000/2018	1/27/2020
Charlotte, North Carolina
Industrial Building	5,172	1,458	6,778	4	1,461	6,779	8,240	486	7,754	1995/1999/2006	1/27/2020
St. Charles, Missouri
Industrial Building	2,861	924	3,749	4	928	3,749	4,677	219	4,458	2012	1/27/2020
Crandall, Georgia
Industrial Building	16,871	2,711	26,632	172	2,711	26,804	29,515	1,442	28,073	2020	3/9/2020
Terre Haute, Indiana (3)
Industrial Building	—	502	8,076	—	502	8,076	8,578	322	8,256	2010	9/1/2020
Montgomery, Alabama (3)
Industrial Building	—	599	11,290	3	602	11,290	11,892	545	11,347	1990/1997	10/14/2020
Huntsville, Alabama
Industrial Building	10,090	1,445	15,040	—	1,445	15,040	16,485	574	15,911	2001	12/18/2020
Pittsburgh, Pennsylvania
Industrial Building	6,375	1,422	10,094	150	1,422	10,244	11,666	474	11,192	1994	12/21/2020
Findlay, Ohio
Industrial Building	5,368	258	8,847	—	258	8,847	9,105	298	8,807	1992/2008	1/22/2021
Baytown, Texas (3)
Industrial Building	—	1,604	5,533	3	1,607	5,533	7,140	145	6,995	2018	6/17/2021
Pacific, Missouri (3)
Industrial Building	—	926	7,294	—	926	7,294	8,220	106	8,114	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	235	1,852	—	235	1,852	2,087	27	2,060	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	607	4,782	—	607	4,782	5,389	70	5,319	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	257	2,027	—	257	2,027	2,284	29	2,255	2019/2021	7/21/2021
Peru, Illinois (3)
Industrial Building	—	89	1,413	—	89	1,413	1,502	23	1,479	1987/1998	8/20/2021
Peru, Illinois (3)
Industrial Building	—	140	2,225	—	140	2,225	2,365	37	2,328	1987/1998	8/20/2021
Charlotte, North Carolina (3)
Industrial Building	—	1,400	10,615	—	1,400	10,615	12,015	71	11,944	1972/2018	11/3/2021
Atlanta, Georgia (3)
Industrial Building	—	1,255	8,787	599	1,255	9,386	10,641	9	10,632	1974	12/21/2021
Crossville, Tennessee
Industrial Building	16,000	434	24,589	—	434	24,589	25,023	19	25,004	2020	12/21/2021
	$452,868	$148,023	$989,917	$87,318	$149,773	$1,075,485	$1,225,258	$266,672	$958,586
(1)The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land, building improvements and acquisition costs capitalized for asset acquisitions under ASC 360, which is $1,225.3 million.

(2)Depreciable life of all buildings is the shorter of the useful life of the asset or 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.
(3)These properties are in our unencumbered pool of assets on our Credit Facility.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	2021	2020		2019
Balance at beginning of period	$1,140,205	$1,064,389		$949,822
Additions:
Acquisitions during period	85,169	111,049		108,972
Improvements	14,495	11,696		10,580
Deductions:
Dispositions during period	(14,611)	(43,383)		(3,172)
Impairments during period	—	(3,546)		(1,813)
Balance at end of period	$1,225,258	$1,140,205	(1)	$1,064,389	(2)
(1)The real estate figure includes $11.5 million of real estate held for sale as of December 31, 2020.
(2)The real estate figure includes $7.4 million of real estate held for sale as of December 31, 2019.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	2021	2020		2019
Balance at beginning of period	$231,876	$210,944		$178,475
Additions during period	39,612	36,034		32,838
Dispositions during period	(4,816)	(15,102)		(369)
Balance at end of period	$266,672	$231,876	(1)	$210,944	(2)
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Annual Report on Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Annual Report on Form 10-K.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2021. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Election of Directors to Class of 2025,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and sub-caption “Code of Business Conduct and Ethics,” as well as from the information disclosed under the caption “Code of Ethics” included in Part I, item 1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2022 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1	The following financial statements are filed herewith:

Report of Management on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
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

3.10
Articles Supplementary for 6.00% Series G Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 24, 2021.

3.11	Articles Supplementary, incorporated by reference to Exhibit 3.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33097), filed August 9, 2021.
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

10.19
Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, including Exhibit SGP thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 24, 2021.

10.20
Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33097), filed August 9, 2021.

21	List of Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of December 31, 2021.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and (v) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date:	February 15, 2022	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer
Date:	February 15, 2022	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 15, 2022	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date:	February 15, 2022	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date:	February 15, 2022	By:	/s/ Gary Gerson
Gary Gerson Chief Financial Officer (principal financial and accounting officer)

Date:	February 15, 2022	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date:	February 15, 2022	By:	/s/ Michela A. English
Michela A. English Director

Date:	February 15, 2022	By:	/s/ Paul Adelgren
Paul Adelgren Director

Date:	February 15, 2022	By:	/s/ John Outland
John Outland Director

Date:	February 15, 2022	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr. Director