Form 10-Q
period 2022-03-31
GLADSTONE COMMERCIAL CORP
filed 2022-05-04
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 4, 2022 was 38,649,093.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate, at cost	$1,240,928	$1,225,258
Less: accumulated depreciation	276,612	266,672
Total real estate, net	964,316	958,586
Lease intangibles, net	112,655	114,494
Cash and cash equivalents	9,585	7,956
Restricted cash	5,075	5,222
Funds held in escrow	9,820	7,304
Right-of-use assets from operating leases	5,305	5,361
Deferred rent receivable, net	37,991	39,066
Other assets	9,662	5,363
TOTAL ASSETS	$1,154,409	$1,143,352
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$446,720	$449,944
Borrowings under Revolver	34,550	33,550
Borrowings under Term Loan A and Term Loan B, net	224,113	224,032
Deferred rent liability, net	29,297	26,770
Operating lease liabilities	5,460	5,509
Asset retirement obligation	3,790	3,769
Accounts payable and accrued expenses	5,363	6,736
Due to Adviser and Administrator (1)	3,574	3,431
Other liabilities	16,711	16,788
TOTAL LIABILITIES	$769,578	$770,529
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,760,000 shares authorized; and 7,061,448 and 7,061,448 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (3)	$170,261	$170,261
TOTAL MEZZANINE EQUITY	$170,261	$170,261
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 443,880 and 600,061 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,292,200 and 62,290,000 shares authorized; and 38,548,992 and 37,473,587 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (3)	38	37
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,997,800 and 26,000,000 shares authorized and 487,473 and 422,920 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (3)	—	—
Additional paid in capital	692,795	671,134
Accumulated other comprehensive income	2,921	(1,346)
Distributions in excess of accumulated earnings	(482,493)	(468,523)
TOTAL STOCKHOLDERS' EQUITY	$213,262	$201,303
OP Units held by Non-controlling OP Unitholders (3)	1,308	1,259
TOTAL EQUITY	$214,570	$202,562
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,154,409	$1,143,352
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Operating revenues
Lease revenue	$35,531	$34,677
Total operating revenues	$35,531	$34,677
Operating expenses
Depreciation and amortization	$14,689	$16,710
Property operating expenses	6,623	6,561
Base management fee (1)	1,547	1,444
Incentive fee (1)	1,340	1,236
Administration fee (1)	462	297
General and administrative	997	656
Total operating expenses	$25,658	$26,904
Other (expense) income
Interest expense	$(6,586)	$(7,164)
Loss on sale of real estate, net	—	(882)
Other income	104	311
Total other expense, net	$(6,482)	$(7,735)
Net income	$3,391	$38
Net (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(2)	41
Net income attributable to the Company	$3,389	$79
Distributions attributable to Series D, E, F, and G preferred stock	(2,946)	(2,847)
Distributions attributable to senior common stock	(116)	(187)
Loss on extinguishment of Series F preferred stock	(5)	—
Net income (loss) available (attributable) to common stockholders	$322	$(2,955)
Earnings (loss) per weighted average share of common stock - basic & diluted
Income (loss) available (attributable) to common shareholders	$0.01	$(0.08)
Weighted average shares of common stock outstanding
Basic and Diluted	37,902,653	35,714,107
Earnings per weighted average share of senior common stock	$0.26	$0.26
Weighted average shares of senior common stock outstanding - basic	449,442	723,841
Comprehensive income
Change in unrealized gain related to interest rate hedging instruments, net	$4,267	$2,424
Other Comprehensive gain	4,267	2,424
Net income	$3,391	$38
Comprehensive income	$7,658	$2,462
Comprehensive (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(2)	41
Total comprehensive income available to the Company	$7,656	$2,503

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$3,391	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,689	16,710
Loss on sale of real estate, net	—	882
Amortization of deferred financing costs	369	394
Amortization of deferred rent asset and liability, net	(615)	(1,395)
Amortization of discount and premium on assumed debt, net	12	14
Asset retirement obligation expense	21	27
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	7	13
Operating changes in assets and liabilities
(Increase) decrease in other assets	(372)	224
Increase (decrease) in deferred rent receivable	1,156	(355)
(Decrease) increase in accounts payable and accrued expenses	(1,508)	1,063
Increase in amount due to Adviser and Administrator	143	265
Increase (decrease) in other liabilities	856	(446)
Leasing commissions paid	(962)	(555)
Net cash provided by operating activities	$17,187	$16,879
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(13,463)	$(10,846)
Improvements of existing real estate	(942)	(1,669)
Proceeds from sale of real estate	—	5,106
Receipts from lenders for funds held in escrow	28	1,768
Payments to lenders for funds held in escrow	(2,544)	(559)
Receipts from tenants for reserves	875	1,215
Payments to tenants from reserves	(1,016)	(1,541)
Deposits on future acquisitions	(509)	—
Net cash used in investing activities	$(17,571)	$(6,526)
Cash flows from financing activities:
Proceeds from issuance of equity	$22,166	$11,465
Offering costs paid	(395)	(153)
Redemption of Series F preferred stock	(55)	—
Borrowings under mortgage notes payable	—	5,500
Payments for deferred financing costs	—	(584)
Principal repayments on mortgage notes payable	(3,460)	(7,497)
Borrowings from revolving credit facility	23,100	13,000
Repayments on revolving credit facility	(22,100)	(66,900)
Borrowings on term loan	—	50,000
Decrease in security deposits	(25)	(6)
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(17,365)	(16,649)
Net cash provided by (used in) financing activities	$1,866	$(11,824)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,482	$(1,471)
Cash, cash equivalents, and restricted cash at beginning of period	$13,178	$16,076
Cash, cash equivalents, and restricted cash at end of period	$14,660	$14,605
SUPPLEMENTAL AND NON-CASH INFORMATION
Tenant funded fixed asset improvements included in deferred rent liability, net	$3,340	$1,102
Acquisition of real estate and related intangible assets	$—	$300
Unrealized gain related to interest rate hedging instruments, net	$4,267	$2,424

Capital improvements and leasing commissions included in accounts payable and accrued expenses	$497	$788
Dividends paid on Series F Preferred Stock via additional share issuances	$88	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the three months ended March 31,
	2022	2021
Cash and cash equivalents	$9,585	$9,871
Restricted cash	5,075	4,734
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$14,660	$14,605

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission on February 15, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the impact of extraordinary events such as the ongoing coronavirus (“COVID-19”) pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies during the three months ended March 31, 2022.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our co-president, Mr. Robert Cutlip is executive vice presidents of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of March 31, 2022 and December 31, 2021, $3.6 million and $3.4 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator each July. During their July 2021 meeting, our Board of Directors reviewed and renewed the Administration Agreement for an additional year, through August 31, 2022.

Base Management Fee

On July 14, 2020, we amended and restated the Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between us and the Adviser (the “Sixth Amended Advisory Agreement”), which replaced the previous calculation of the base management fee with a calculation based on Gross Tangible Real Estate. The revised base management fee is payable quarterly in arrears and calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Sixth Amended Advisory Agreement as the current gross value of our property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Advisory Agreement remains unchanged.

For the three months ended March 31, 2022 and 2021, we recorded a base management fee of $1.5 million and $1.4 million, respectively.

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

For the three months ended March 31, 2022 and 2021, we recorded an incentive fee of $1.3 million and $1.2 million, respectively. The Adviser did not waive any portion of the incentive fee for the three months ended March 31, 2022 or 2021.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2022 or 2021.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the three months ended March 31, 2022 and 2021, we recorded an administration fee of $0.5 million and $0.3 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three months ended March 31, 2022. We paid financing fees to Gladstone Securities of $14,000 during the three months ended March 31, 2021, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25% of the mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2022, at its July 2021 meeting.

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

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, will provide certain sales, promotional and marketing services to us in connection with the Offering, and we will pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.1 million to Gladstone Securities during the three months ended March 31, 2022 in connection with the Offering.

3. Earnings (Loss) Per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2022 and 2021. The operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”) (which may be redeemed for shares of common stock) have been excluded from the diluted earnings (loss) per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of earnings (loss) would also be added back to net income (loss). Net income (loss) figures are presented net of such non-controlling interests in the earnings (loss) per share calculation.

We computed basic earnings (loss) per share for the three months ended March 31, 2022 and 2021 using the weighted average number of shares outstanding during the respective periods. Diluted earnings (loss) per share for the three months ended March 31, 2022 and 2021 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net income (loss) attributable to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended March 31,
	2022	2021
Calculation of basic earnings (loss) per share of common stock:
Net income (loss) available (attributable) to common stockholders	$322	$(2,955)
Denominator for basic weighted average shares of common stock (1)	37,902,653	35,714,107
Basic earnings (loss) per share of common stock	$0.01	$(0.08)
Calculation of diluted earnings (loss) per share of common stock:
Net income (loss) available (attributable) to common stockholders	$322	$(2,955)
Net income (loss) available (attributable) to common stockholders plus assumed conversions (2)	$322	$(2,955)
Denominator for basic weighted average shares of common stock (1)	37,902,653	35,714,107
Effect of convertible Senior Common Stock (2)	—	—
Denominator for diluted weighted average shares of common stock (2)	37,902,653	35,714,107
Diluted earnings (loss) per share of common stock	$0.01	$(0.08)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 256,994 and 500,299 for the three months ended March 31, 2022 and 2021, respectively.
(2)We excluded convertible shares of Senior Common Stock of 374,123 and 592,156 from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2022 and 2021, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2022 and December 31, 2021, respectively (dollars in thousands):

	March 31, 2022	December 31, 2021
Real estate:
Land (1)	$150,589	$149,773
Building and improvements	1,019,020	1,004,362
Tenant improvements	71,319	71,123
Accumulated depreciation	(276,612)	(266,672)
Real estate, net	$964,316	$958,586
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $9.9 million and $10.7 million for the three months ended March 31, 2022 and 2021, respectively.
Acquisitions

We acquired two properties during the three months ended March 31, 2022, and one property during the three months ended March 31, 2021. The acquisitions are summarized below (dollars in thousands):

Three Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Costs
March 31, 2022	(1)	136,000	10.2 years	$13,463	$163
March 31, 2021	(2)	180,152	14.2 years	$11,146	$146
(1)On February 24, 2022, we acquired an 80,000 square foot property in Wilkesboro, North Carolina for $7.5 million. The property is fully leased to one tenant and had 12.7 years of remaining lease term at the time we acquired the property. On March 11, 2022, we acquired a 56,000 square foot property in Oklahoma City, Oklahoma for $6.0 million. The property is fully leased to one tenant and had 7.0 years of remaining lease term at the time we acquired the property.
(2)On January 22, 2021, we acquired a 180,152 square foot property in Findlay, Ohio for $11.1 million. The property is fully leased to one tenant and had 14.2 years of remaining lease term at the time we acquired the property.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the three months ended March 31, 2022 and 2021, respectively, as follows (dollars in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
Acquired assets and liabilities	Purchase price		Purchase price
Land	$816		$258
Building	10,250		8,759
Tenant Improvements	196		88
In-place Leases	847		817
Leasing Costs	525		803
Customer Relationships	567		294
Above Market Leases	279		127
Below Market Leases	(17)	(1)	—
Total Purchase Price	$13,463		$11,146
(1)This amount includes $17 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the nine months ending December 31, 2022 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Nine Months Ending 2022	$88,866
2023	110,944
2024	104,954
2025	101,197
2026	92,659
2027	74,431
Thereafter	284,547
$857,598

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2022 and 2021, respectively (dollars in thousands):

	For the three months ended March 31,
	(Dollars in Thousands)
Lease revenue reconciliation	2022	2021	$ Change	% Change
Fixed lease payments	$31,332	$30,757	$575	1.9%
Variable lease payments	4,199	3,920	279	7.1%
	$35,531	$34,677	$854	2.5%

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of March 31, 2022 and December 31, 2021, respectively (dollars in thousands):

	March 31, 2022		December 31, 2021
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$106,738	$(64,497)	$105,891	$(62,604)
Leasing costs	82,974	(45,477)	81,487	(43,982)
Customer relationships	72,489	(39,572)	71,922	(38,220)
	$262,201	$(149,546)	$259,300	$(144,806)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$15,817	$(11,718)	$15,538	$(11,520)
Below market leases and deferred revenue	(51,581)	22,284	(48,241)	21,471

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $4.7 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $0.8 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the three months ended March 31, 2022 and 2021, respectively, were as follows:

Intangible Assets & Liabilities	2022	2021
In-place leases	10.7	14.2
Leasing costs	10.7	14.2
Customer relationships	16.1	19.2
Above market leases	12.7	14.2
Below market leases	7.1	0.0
All intangible assets & liabilities	11.9	15.4

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

We did not sell any properties during the three months ended March 31, 2022. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets, or pay down outstanding debt. During the three months ended March 31, 2021, we sold two non-core properties, located in Rancho Cordova, California and Champaign, Illinois.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three months ended March 31, 2021 (dollars in thousands):

	For the three months ended March 31,
	2021
Operating revenue	$233
Operating expense	113
Other expense, net	(1,622)	(1)
(Loss) income from real estate and related assets sold	$(1,502)
(1)Includes a $0.9 million loss on sale of real estate, net, on two property sales.

Real Estate Held for Sale

At March 31, 2022 and December 31, 2021, we did not have any properties classified as held for sale.

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the three months ended March 31, 2022 and 2021, and did not recognize an impairment charge.

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

Our mortgage notes payable and Credit Facility as of March 31, 2022 and December 31, 2021 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	March 31, 2022		March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2022
Mortgage and other secured loans:
Fixed rate mortgage loans	61		$433,253	$436,530	(1)	(2)
Variable rate mortgage loans	6		16,153	16,338	(3)	(2)
Premiums and discounts, net	-		(117)	(130)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(2,569)	(2,794)	N/A	N/A
Total mortgage notes payable, net	67		$446,720	$449,944	(4)
Variable rate revolving credit facility	62	(6)	$34,550	$33,550	LIBOR + 1.90%	7/2/2023
Total revolver	62		$34,550	$33,550
Variable rate term loan facility A	-	(6)	$160,000	$160,000	LIBOR + 1.85%	7/2/2024
Variable rate term loan facility B	-	(6)	65,000	65,000	LIBOR + 2.00%	2/11/2026
Deferred financing costs, term loan facility	-		(887)	(968)	N/A	N/A
Total term loan, net	N/A		$224,113	$224,032
Total mortgage notes payable and credit facility	129		$705,383	$707,526	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 52 mortgage notes payable with maturity dates ranging from April 22, 2022 through August 1, 2037.
(3)Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.35% to one month LIBOR + 2.75%. As of March 31, 2022, one month LIBOR was approximately 0.45%.
(4)The weighted average interest rate on the mortgage notes outstanding as of March 31, 2022 was approximately 4.19%.
(5)The weighted average interest rate on all debt outstanding as of March 31, 2022 was approximately 3.52%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 62 unencumbered properties as of March 31, 2022.
N/A - Not Applicable

Mortgage Notes Payable

As of March 31, 2022, we had 52 mortgage notes payable, collateralized by a total of 67 properties with a net book value of $663.6 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of March 31, 2022, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the three months ended March 31, 2022, we did not issue or repay any mortgages.

We did not make any payments for deferred financing costs during the three months ended March 31, 2022 but made payments of $0.6 million for deferred financing costs during the three months ended March 31, 2021.

Scheduled principal payments of mortgage notes payable for the nine months ending December 31, 2022, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Nine Months Ending December 31, 2022	$101,744
2023	72,676
2024	45,915
2025	38,089
2026	43,228
2027	68,758
Thereafter	78,996
Total	$449,406	(1)
(1)This figure does not include $(0.1) million of premiums and (discounts), net, and $2.6 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2022 and December 31, 2021, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at March 31, 2022 and December 31, 2021 (dollars in thousands):

		March 31, 2022		December 31, 2021
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,228	(1)	$233,557	$1,950	$233,632	$324
(1)We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 1.50% to 2.75%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at March 31, 2022 and December 31, 2021 (dollars in thousands):

March 31, 2022			December 31, 2021
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$72,919	$2,700	$(432)	$73,212	$841	$(1,217)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of gain recognized in Comprehensive Income
	Three Months Ended March 31,
	2022	2021
Derivatives in cash flow hedging relationships
Interest rate caps	$1,624	$55
Interest rate swaps	2,643	2,369
Total	$4,267	$2,424

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate caps	Other assets	$1,950	$324
Interest rate swaps	Other assets	2,700	841
Interest rate swaps	Other liabilities	(432)	(1,217)
Total derivative liabilities, net		$4,218	$(52)

The fair value of all mortgage notes payable outstanding as of March 31, 2022 was $440.8 million, as compared to the carrying value stated above of $446.7 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

On February 11, 2021, we added a new $65.0 million Term Loan B, inclusive of a $15.0 million delayed funding component. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points, plus a spread ranging from 140 to 225 basis points, depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of March 31, 2022, there was $65.0 million outstanding under Term Loan B, and we used all net proceeds to repay all outstanding borrowings on the Revolver and fund acquisitions.

As of March 31, 2022, there was $259.6 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 2.35%, and $20.5 million outstanding under letters of credit, at a weighted average interest rate of 1.90%. As of March 31, 2022, the maximum additional amount we could draw under the Credit Facility was $25.6 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2022.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2022.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the nine months ending December 31, 2022 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Nine Months Ending December 31, 2022	$368
2023	492
2024	493
2025	494
2026	498
2027	506
Thereafter	6,301
Total anticipated lease payments	$9,152
Less: amount representing interest	(3,692)
Present value of lease payments	$5,460

Rental expense incurred for properties with ground lease obligations during the three months ended March 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 19.1 years and a weighted average discount rate of 5.32%.

Letters of Credit

As of March 31, 2022, there was $20.5 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Senior Common Stock
Balance, beginning of period	$1	$1
Issuance of senior common stock, net	—	—
Balance, end of period	$1	$1
Common Stock
Balance, beginning of period	$37	$35
Issuance of common stock, net	1	1
Balance, end of period	$38	$36
Series F Preferred Stock
Balance, beginning of period	$—	$—
Issuance of Series F preferred stock, net	—	—
Redemption of Series F preferred stock, net	—	—
Balance, end of period	$—	$—
Additional Paid in Capital
Balance, beginning of period	$671,134	$626,533
Issuance of common stock and Series F preferred stock, net	21,749	11,312
Redemption of OP Units	—	4,812
Redemption of Series F preferred stock, net	55	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(143)	(3,604)
Balance, end of period	$692,795	$639,053
Accumulated Other Comprehensive Income
Balance, beginning of period	$(1,346)	$(4,345)
Comprehensive income	4,267	2,424
Balance, end of period	$2,921	$(1,921)
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(468,523)	$(409,041)
Distributions declared to common, senior common, and preferred stockholders	(17,354)	(16,460)
Redemption of Series F preferred stock, net	(5)	—
Net income attributable to the Company	3,389	79
Balance, end of period	$(482,493)	$(425,422)
Total Stockholders' Equity
Balance, beginning of period	$201,303	$213,183
Issuance of common stock and Series F preferred stock, net	21,750	11,313
Redemption of OP Units	—	4,812
Redemption of Series F preferred stock, net	50	—
Distributions declared to common, senior common, and preferred stockholders	(17,354)	(16,460)
Comprehensive income	4,267	2,424
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(143)	(3,604)
Net income attributable to the Company	3,389	79
Balance, end of period	$213,262	$211,747
Non-Controlling Interest
Balance, beginning of period	$1,259	$2,854
Distributions declared to Non-controlling OP Unit holders	(96)	(189)
Redemptions of OP Units	—	(4,812)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	143	3,604
Net loss attributable to OP units held by Non-controlling OP Unitholders	2	(41)
Balance, end of period	$1,308	$1,416
Total Equity	$214,570	$213,163

Distributions

We paid the following distributions per share for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022		2021
Common Stock and Non-controlling OP Units	$0.37620		$0.37545
Senior Common Stock	0.2625		0.2625
Series D Preferred Stock	—	(1)	0.4374999
Series E Preferred Stock	0.414063		0.414063
Series F Preferred Stock	0.375		0.375
Series G Preferred Stock	0.375	(2)	—
(1)We redeemed all outstanding shares of our Series D Preferred Stock on June 30, 2021.
(2)Our shares of Series G Preferred Stock were issued on June 28, 2021.

Recent Activity

Common Stock ATM Program

During the three months ended March 31, 2022, we sold 0.9 million shares of common stock, raising $20.3 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”). On February 22, 2022, we entered into Amendment No.1 to our existing At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”), with Baird, Goldman Sachs, Stifel, BTIG, and Fifth Third (the “Common Stock Sales Agents”), dated December 3, 2019. The amendment permits shares of common stock to be issued pursuant to the Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-236143) and future registration statements on Form S-3 (the “Common Stock ATM Program”). As of March 31, 2022, we had remaining capacity to sell up to $47.0 million of common stock pursuant to the Common Stock ATM Program under the 2020 Universal Shelf (as defined below).

Mezzanine Equity

Our 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), and Series G Preferred Stock are classified as mezzanine equity in our condensed consolidated balance sheets because both are redeemable at the option of the shareholder upon a change of control of greater than 50%. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock and Series G Preferred Stock are redeemable at the option of the applicable shareholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a delisting event or change of control of greater than 50% will take place, and if we deem this probable, we would adjust the Series E Preferred Stock, and Series G Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50%, or a delisting event, is remote.

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf allowed us to issue up to $500.0 million of securities and expired on February 13, 2022.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and was in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock, and $63.0 million is reserved for our Common Stock ATM Program. As of March 31, 2022, we had the ability to issue up to $671.8 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 62,883 shares of our Series F Preferred Stock, raising $1.4 million in net proceeds during the three months ended March 31, 2022. As of March 31, 2022, we had remaining capacity to sell up to $624.3 million of Series F Preferred Stock.

Non-controlling Interest in Operating Partnership

As of March 31, 2022 and December 31, 2021, we owned approximately 99.3% and 99.3%, respectively, of the outstanding OP Units. During the three months ended March 31, 2021, we redeemed 246,039 OP Units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of March 31, 2022 and December 31, 2021, there were 256,994 and 256,994 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On April 12, 2022, our Board of Directors declared the following monthly distributions for the months of April, May and June of 2022:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
April 22, 2022	April 29, 2022	$0.12540	$0.138021	$0.125
May 20, 2022	May 31, 2022	0.12540	0.138021	0.125
June 22, 2022	June 30, 2022	0.12540	0.138021	0.125
		$0.37620	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
April	May 6, 2022	$0.0875
May	June 6, 2022	0.0875
June	July 6, 2022	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
April 28, 2022	May 6, 2022	$0.125
May 27, 2022	June 6, 2022	0.125
June 29, 2022	July 6, 2022	0.125
		$0.375

Equity Activity

Subsequent to March 31, 2022 and through May 4, 2022, we raised $2.0 million in net proceeds from the sale of 91,227 shares of common stock under our Common Stock ATM Program and $0.4 million in net proceeds from the sale of 18,431 shares of Series F Preferred Stock.

Acquisition Activity

On May 4, 2022, we purchased a 260,719 square foot, two property portfolio in Cleveland, Ohio and Fort Payne, Alabama, for $19.3 million. These properties are fully leased to one tenant on a triple net basis with a remaining lease term of 11.4 years.

Financing Activity

On April 27, 2022, we refinanced $14.8 million of fixed rate debt coming due on May 1, 2022 with a new $15.0 million note, collateralized by two properties, at a variable interest rate of Secured Overnight Financing Rate plus 2.50%, subject to a 3.25% minimum, and a two year term.

On May 4, 2022, we issued $10.0 million of fixed rate debt in connection with the two property portfolio acquired on the same date, with a term of 5.0 years and interest rate of 4.0%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

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

As of May 4, 2022:

•we owned 133 properties totaling 16.6 million square feet of rentable space, located in 27 states;
•our occupancy rate was 97.2%;
•the weighted average remaining term of our mortgage debt was 3.7 years and the weighted average interest rate was 4.11%; and
•the average remaining lease term of the portfolio was 7.1 years.

Business Environment

Since the onset of the COVID-19 pandemic in March 2020, authorities throughout the United States and the world have implemented at various time widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, the promotion of social distancing and limitations on business activity. Generally, certain restrictive measures that were implemented during certain periods of 2021 have been limited during the first part of 2022, and the prevalence and scale of closures and operating limitations are far less severe as compared to 2020. These measures and the pandemic generally caused significant national and global economic disruption, including disrupted business operations, such as those of certain of our tenants, and continue to have an adverse effect on office demand for space in the short term, at a minimum. Economic recovery in the United States and various other regions of the world has continued but may be threatened by the continued adverse effects of COVID-19 and other factors. The demand for industrial space has continued due to the continuing growth of e-commerce and appears to be partially counterbalancing the adverse effects of COVID-19 on the commercial real estate industry. However, product delivery delays caused by supply chain disruption, and the apparent labor shortage we are facing nationally, have resulted in inflation and higher costs for both industrial and office construction projects. Industrial absorption increased on a nominal basis in 2020, compared to 2019, according to research reports and continues to be strong through the fourth quarter of 2021 averaging approximately 100 million square feet of absorption each quarter. Construction activity for the industrial sector remains strong as both third quarter and year end 2021 estimates have approximately $500.0 million of properties under construction with over 30% of that space pre-leased. Research reports also reflect that the office sector experienced negative absorption for each of the first three quarters and only approximately 10 million square feet of positive absorption in the fourth quarter of 2021. Office space available for sublease has increased and is placing downward pressure on office rental rates.

Interest rates remain volatile in response to competing concerns about inflationary pressures and the spread and effect of COVID-19 variants and are expected to increase. The yield on the 10 year US Treasury Note has increased since the beginning of 2021, and finished 2021 at 1.51%, and has significantly increased during the first quarter of 2022. After completing the 11th year of the current cycle, some national research firms had been estimating that both pricing and investment sales volume would be peaking and the national economy would be slowing in the near term. Global recessionary conditions may occur over the next 12-24 months in part by the COVID-19 pandemic and geopolitical conditions, although the actual timeline, impact and duration are unknown. See “Impact of COVID-19 on Our Business,” below.

From a more macro-economic perspective, there continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the ongoing impact of COVID-19 on business and economic activity.

Impact of COVID-19 on Our Business

The extent to which the COVID-19 pandemic and subsequent inflationary pressures and supply chain disruption may impact our business, financial condition, liquidity, results of operations, funds from operations or prospects will depend on numerous evolving factors that we are not able to predict at this time, including the impact on economic activity from the pandemic (such as the effect on market rental rates and commercial real estate values) and actions taken in response; the effect on our tenants and their businesses; the ability of our tenants to make their rental payments; any closures of our tenants’ properties; and our ability to secure debt financing, service future debt obligations or pay distributions to our stockholders. Any of these events could materially adversely impact our business, financial condition, liquidity, results of operations, funds from operations or prospects.

As of May 4, 2022, we have collected 100% of all outstanding rent collections for calendar year 2021 and the first quarter of 2022. In the past, we have received rent modification requests from our tenants, and we may receive additional requests in the future.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility (defined in “Other Business Environment Considerations” below) is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on February 11, 2021, we added a new $65.0 million term loan component. We have had numerous conversations with lenders, and credit continues to be available for well capitalized borrowers. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our personnel, tenants and stockholders. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic, will have on our business, financial condition, liquidity, results of operations, funds from operations or prospects, we believe that it is important to share where we stand today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 continues.

Other Business Environment Considerations

The short-term and long-term economic implications are unknown, in relation to recent world events, including inflation, supply chain disruptions, labor shortages, rapidly rising interest rates, the ongoing COVID-19 pandemic and associated government response in addition to any subsequent shift in policy, geopolitical conditions, new regulations or the long-term impact of social and infrastructure spending and tax reform in the U.S. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term, as well as other geopolitical issues relating to the global economic slowdown has increased domestic and global instability. These developments could cause interest rates and borrowing costs to be volatile, which may adversely affect our ability to access both the equity and debt markets and could have an adverse impact on our tenants as well.

All of our variable rate debt is based upon one-month London Interbank Offered Rate (“LIBOR”), although LIBOR is currently anticipated to be phased out by June 2023. LIBOR is expected to transition to a new standard rate, Secured Overnight Financing Rate (“SOFR”), which will incorporate repo data collected from multiple data sets. The intent is to adjust the SOFR to minimize differences between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition as SOFR becomes the standard benchmark for variable rate debt. During the transition further changes or reforms to the determination of supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based debt, or the value of our portfolio of LIBOR-indexed, floating-rate debt.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have eight partially vacant buildings and two fully vacant buildings.

Our available vacant space at March 31, 2022 represents 3.0% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $3.6 million. We continue to actively seek new tenants for these properties.

We believe our lease expiration schedule for 2022 is quite manageable, as it equates to 4.2% of our lease revenue and the expirations are due to occur at the end of June, July, and October. Property acquisitions since the beginning of 2019 have totaled nearly $375.0 million and all transactions were industrial in nature, with a weighted average lease term of 12.6 years and a current weighted average lease term today of 10.6 years.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our $100.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“KeyBank”), which matures in July 2023, our $160.0 million term loan facility (“Term Loan A”), which matures in July 2024 and our $65.0 million term loan facility (“Term Loan B”), which matures in February 2026. We refer to the Revolver, Term Loan A and Term Loan B collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market (“CMBS”), to issue mortgages to finance our real estate activities.

Recent Developments

Acquisition Activity

During the three months ended March 31, 2022, we acquired two industrial properties located in Wilkesboro, North Carolina and Oklahoma City, Oklahoma, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments
136,000	10.2 years	$13,463	$163	$876

On May 4, 2022, we purchased a 260,719 square foot, two property portfolio in Cleveland, Ohio and Fort Payne, Alabama, for $19.3 million. These properties are fully leased to one tenant on a triple net basis with a remaining lease term of 11.4 years.

Leasing Activity

During and subsequent to the three months ended March 31, 2022, we executed four leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
257,978	10.6 years	$2,856	$3,771	$963

On May 2, 2022, we executed a lease for 29,505 square feet of vacant space in our Blaine, Minnesota property for 5.1 years, bringing the building to full occupancy.

During the three months ended March 31, 2022, we had one lease termination, which is detailed below (dollars in thousands):

Aggregate Square Footage Reduced	Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through March 31, 2022
155,984	$2,138	$356

Financing Activity

On April 22, 2022, we agreed to terms with the lender to extend the maturity date of $7.6 million of variable rate debt coming due for one year.

On April 27, 2022, we refinanced $14.8 million of fixed rate debt coming due on May 1, 2022 with a new $15.0 million note, collateralized by two properties, at a variable interest rate of SOFR plus 2.50%, subject to a 3.25% minimum, and a two year term.

On May 4, 2022, we issued $10.0 million of fixed rate debt in connection with the two property portfolio acquired on the same date, with a term of 5.0 years and interest rate of 4.0%.

Equity Activities

Common Stock ATM Program

During the three months ended March 31, 2022, we sold 0.9 million shares of common stock, raising $20.3 million in net proceeds under our At-the-Market Equity Offering Sales Agreements (the “Common Stock Sales Agreement”) with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), On February 22, 2022, we entered into Amendment No. 1 to our existing At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”), with Baird, Goldman Sachs, Stifel, BTIG, and Fifth Third (the “Common Stock Sales Agents”), dated December 3, 2019. The amendment permits shares of common stock to be issued pursuant to the Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-236143) and future registration statements on Form S-3 (the “Common Stock ATM Program”). As of March 31, 2022, we had remaining capacity to sell up to $47.0 million of common stock pursuant to the Common Stock ATM Program under the 2020 Universal Shelf (as defined below).

Universal Shelf Registration Statements

On January 11, 2019, we filed a universal registration statement on Form S-3, File No. 333-229209, and an amendment thereto on Form S-3/A on January 24, 2019 (collectively referred to as the “2019 Universal Shelf”). The 2019 Universal Shelf allowed us to issue up to $500.0 million of securities and expired on February 13, 2022.

On January 29, 2020, we filed an additional universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020 and, at the time, was in addition to the 2019 Universal Shelf. The 2020 Universal Shelf allows us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”) and $63.0 million is reserved for our Common Stock ATM Program. As of March 31, 2022, we had the ability to issue up to $671.8 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of Common Stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 62,883 shares of our Series F Preferred Stock, raising $1.4 million in net proceeds during the three months ended March 31, 2022. As of March 31, 2022, we had remaining capacity to sell up to $624.3 million of Series F Preferred Stock.

Non-controlling Interest in Operating Partnership

As of March 31, 2022 and December 31, 2021, we owned approximately 99.3% and 99.3%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”). During the three months ended March 31, 2022, we redeemed 246,039 OP Units for an equivalent amount of common stock.

As of March 31, 2022 and December 31, 2021, there were 256,994 and 256,994 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the three months ended March 31, 2022, our largest tenant comprised only 4.4% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the three months ended March 31,
	2022		2021
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$5,609	15.8%	$5,586	16.0%
Automotive	4,636	13.0	2,721	7.8
Diversified/Conglomerate Services	4,537	12.8	4,690	13.5
Healthcare	3,984	11.2	4,248	12.3
Diversified/Conglomerate Manufacturing	2,626	7.4	1,998	5.8
Banking	2,608	7.3	2,543	7.3
Buildings and Real Estate	2,338	6.6	2,343	6.8
Personal, Food & Miscellaneous Services	1,548	4.4	2,475	7.1
Beverage, Food & Tobacco	1,381	3.9	1,477	4.3
Chemicals, Plastics & Rubber	1,205	3.4	1,088	3.1
Information Technology	1,045	2.9	1,652	4.8
Machinery	976	2.7	991	2.9
Containers, Packaging & Glass	869	2.4	593	1.7
Personal & Non-Durable Consumer Products	859	2.4	617	1.8
Childcare	573	1.6	573	1.7
Printing & Publishing	229	0.6	348	1.0
Education	204	0.6	201	0.6
Electronics	181	0.5	412	1.2
Home & Office Furnishings	123	0.5	121	0.3
Total	$35,531	100.0%	$34,677	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three months ended March 31, 2022 and 2021 (dollars in thousands):

State	Lease Revenue for the three months ended March 31, 2022	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2022	Lease Revenue for the three months ended March 31, 2021	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2021
Texas	$5,167	14.5%	14	$4,130	11.9%	13
Florida	4,236	11.9	9	4,223	12.2	11
Pennsylvania	3,733	10.5	10	3,821	11.0	10
Ohio	3,585	10.1	15	3,760	10.8	16
Georgia	2,908	8.2	10	2,669	7.7	9
North Carolina	1,887	5.3	9	1,850	5.3	7
Michigan	1,609	4.5	6	1,573	4.5	6
Alabama	1,556	4.4	5	1,585	4.6	5
South Carolina	1,393	3.9	2	1,202	3.5	2
Utah	1,322	3.7	3	1,891	5.5	4
All Other States	8,135	23.0	49	7,973	23.0	46
Total	$35,531	100.0%	132	$34,677	100.0%	129

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Gladstone Administration, LLC, a Delaware limited liability company (our “Administrator”) are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator, as well as president and chief investment officer of our Adviser. Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator and assistant secretary of our Adviser. Mr. Robert Cutlip, our co-president, also serves as executive vice president of commercial and industrial real estate of our Adviser. Our Administrator employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary, Michael LiCalsi (who also serves as our Administrator’s president, general counsel, and secretary, as well as executive vice president of administration of our Adviser) and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland. With the exception of Mr. Gary Gerson, our chief financial officer, Mr. Jay Beckhorn, our treasurer, and Messrs. Robert Cutlip and Arthur “Buzz” Cooper, our co-presidents, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of Mr. Cutlip, Mr. Cooper and Mr. Gerson, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land Corporation. Mr. Cutlip, Mr. Cooper and Mr. Gerson do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2022 or 2021.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2022 (our “2021 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2022.

Results of Operations

The weighted average yield on our total portfolio, which was 7.4% and 8.1% as of March 31, 2022 and 2021, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2022 and 2021 is below (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2022	2021	$ Change	% Change
Operating revenues
Lease revenue	$35,531	$34,677	$854	2.5%
Total operating revenues	$35,531	$34,677	$854	2.5%
Operating expenses
Depreciation and amortization	$14,689	$16,710	$(2,021)	(12.1)%
Property operating expenses	6,623	6,561	62	0.9%
Base management fee	1,547	1,444	103	7.1%
Incentive fee	1,340	1,236	104	8.4%
Administration fee	462	297	165	55.6%
General and administrative	997	656	341	52.0%
Total operating expenses	$25,658	$26,904	$(1,246)	(4.6)%
Other (expense) income
Interest expense	$(6,586)	$(7,164)	$578	(8.1)%
Loss on sale of real estate, net	—	(882)	882	(100.0)%
Other income	104	311	(207)	(66.6)%
Total other expense, net	$(6,482)	$(7,735)	$1,253	(16.2)%
Net income	$3,391	$38	$3,353	8,823.7%
Distributions attributable to Series D, E, F, and G preferred stock	(2,946)	(2,847)	(99)	3.5%
Distributions attributable to senior common stock	(116)	(187)	71	(38.0)%
Loss on extinguishment of Series F preferred stock	(5)	—	(5)	100.0%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$324	$(2,996)	$3,320	(110.8)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.01	$(0.08)	$0.09	(112.5)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$15,013	$14,596	$417	2.9%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$15,129	$14,783	$346	2.3%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.39	$0.40	$(0.01)	(2.5)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.39	$0.40	$(0.01)	(2.5)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO and FFO adjusted for comparability.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2021, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2020. Properties with vacancy are properties that were fully vacant or had greater than 5.0% vacancy, based on square footage, at any point subsequent to January 1, 2021.

Operating Revenues

	For the three months ended March 31,
	(Dollars in Thousands)
Lease Revenues	2022	2021	$ Change	% Change
Same Store Properties	$29,258	$30,163	$(905)	(3.0)%
Acquired & Disposed Properties	1,842	528	1,314	248.9%
Properties with Vacancy	4,431	3,986	445	11.2%
	$35,531	$34,677	$854	2.5%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties decreased for the three months ended March 31, 2022, primarily due to accelerated rent recognized during the three months ended March 31, 2021 from two tenants that terminated their leases early, partially offset by increased rent from lease amendments executed subsequent to March 31, 2021. We fully re-leased the space from the two terminations with no downtime. Lease revenues increased for acquired and disposed of properties for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, because we acquired 12 properties subsequent to March 31, 2021. This increase was partially offset by a loss of lease revenues from one property we sold subsequent to March 31, 2021. Lease revenues increased for our properties with vacancy for the three months ended March 31, 2022 due to vacant space being leased.

Operating Expenses

Depreciation and amortization decreased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to accelerated depreciation and amortization related to two tenants with early lease terminations during the three months ended March 31, 2021, partially offset by an increase in depreciation on the 12 properties we acquired subsequent to March 31, 2021.

	For the three months ended March 31,
	(Dollars in Thousands)
Property Operating Expenses	2022	2021	$ Change	% Change
Same Store Properties	$4,451	$4,312	$139	3.2%
Acquired & Disposed Properties	19	146	(127)	(87.0)%
Properties with Vacancy	2,153	2,103	50	2.4%
	$6,623	$6,561	$62	0.9%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three months ended March 31, 2022, from the comparable 2021 period, is a result of our tenants having more employees on site during the three months ended March 31, 2022 due to fewer COVID-19 restrictions in most states in the U.S. The decrease in property operating expenses for acquired and disposed of properties for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is primarily a result of our sale of two fully vacant properties during the three months ended March 31, 2021. The increase in property operating expenses for properties with vacancy for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is a result of our tenants having more employees on site during the three months ended March 31, 2022, from the comparable 2021 period due to fewer COVID-19 restrictions in most states in the U.S.

The base management fee paid to the Adviser increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to an increase in Gross Tangible Real Estate over the three months ended March 31, 2022 as compared to the increase in Gross Tangible Real Estate during the three months ended March 31, 2021. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to a higher pre-incentive fee Core FFO. The increase in Core FFO is a result of an increase in operating revenues, coupled with a decrease in interest expense. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to our Administrator incurring greater costs that are allocated to us. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily as a result of an increase in legal costs.

Other Income and Expenses

Interest expense decreased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This decrease was primarily a result of costs incurred to repay outstanding mortgage debt during the three months ended March 31, 2021, partially offset by an increase in interest expense on our Credit Facility due to higher outstanding balances.

We did not sell any properties during the three months ended March 31, 2022, and as a result, incurred no gain or loss. Loss on sale of real estate, net, for the three months ended March 31, 2021, is attributable to two non-core office assets located in Rancho Cordova, California and Champaign, Illinois, being sold during the period.

Other income decreased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to a cancelled sale fee we earned during the three months ended March 31, 2021.

Net Income (Loss) Available (Attributable) to Common Stockholders and Non-controlling OP Unitholders

Net income available to common stockholders and Non-controlling OP Unitholders increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to the increase in operating revenues due to asset acquisition activity during and subsequent to March 31, 2021, coupled with a decrease in interest expense due to costs incurred to repay outstanding mortgage debt during the three months ended March 31, 2021.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility and issuing additional equity securities. Our available liquidity as of March 31, 2022, was $35.2 million, consisting of approximately $9.6 million in cash and cash equivalents and available borrowing capacity of $25.6 million under our Credit Facility. Our available borrowing capacity under the Credit Facility decreased to $21.7 million as of May 4, 2022.

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

Equity Capital

During the three months ended March 31, 2022, we raised net proceeds of $20.3 million of common equity under our Common Stock ATM Program at a net weighted average per share price of $21.51. We used these proceeds to fund acquisitions, pay down outstanding debt and for other general corporate purposes. We did not sell any of our Series E Preferred Stock under our

Series E Preferred Stock Sales Agreement during the three months ended March 31, 2022. We raised net proceeds of $1.4 million from sales of our Series F Preferred Stock during the three months ended March 31, 2022.

As of May 4, 2022, we had the ability to raise up to $669.3 million of additional equity capital through the sale and issuance of securities that are registered under the 2020 Universal Shelf, in one or more future public offerings. Of the $669.3 million of available capacity under our 2020 Universal Shelf, approximately $45.0 million is reserved for additional sales under our Common Stock ATM Program, and approximately $623.8 million is reserved for the sale of our Series F Preferred Stock as of May 4, 2022. We expect to continue to use our Common Stock ATM Program as a source of liquidity for the remainder of 2022.

Debt Capital

As of March 31, 2022, we had 52 mortgage notes payable in the aggregate principal amount of $449.4 million, collateralized by a total of 67 properties with a remaining weighted average maturity of 3.7 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2022 was 4.19%.

We continue to see banks and non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of March 31, 2022, we had mortgage debt in the aggregate principal amount of $101.7 million payable during the remainder of 2022 and $72.7 million payable during 2023. The 2022 principal amount payable includes both amortizing principal payments and nine balloon principal payments due during the remaining nine months of 2022. We anticipate being able to refinance our mortgages that come due during 2022 and 2023 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. In addition, we have raised substantial equity under our at-the-market programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2022, was $17.2 million, as compared to net cash provided by operating activities of $16.9 million for the three months ended March 31, 2021. This change was primarily a result of an increase in operating revenues from our 12 property acquisitions completed subsequent to March 31, 2021, coupled with a decrease in interest expense, partially offset by an increase in general and administrative expenses due to higher legal costs. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022, was $17.6 million, which primarily consisted of two property acquisitions, coupled with capital improvements performed at certain of our properties. Net cash used in investing activities during the three months ended March 31, 2021, was $6.5 million, which primarily consisted of one property acquisition, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of two properties.

Financing Activities

Net cash provided in financing activities during the three months ended March 31, 2022, was $1.9 million, which primarily consisted of the issuance of $22.2 million of common and preferred equity, partially offset by the repayment of $3.5 million of outstanding mortgage debt, and distributions paid to common, senior common and preferred shareholders. Net cash used in financing activities for the three months ended March 31, 2021, was $11.8 million, which primarily consisted of $7.5 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by $5.5 million in new mortgage borrowings coupled with the issuance of $11.5 million of equity.

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

On February 11, 2021, we added Term Loan B, a new $65.0 million term loan component to our Credit Facility. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points plus a spread ranging from 140 to 225 basis points depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of March 31, 2022, there was $65.0 million outstanding under Term Loan B, and we used all net proceeds to repay all outstanding borrowings on the Revolver.

As of March 31, 2022, there was $259.6 million outstanding under our Credit Facility at a weighted average interest rate of approximately 2.35% and $20.5 million outstanding under letters of credit at a weighted average interest rate of 1.90%. As of May 4, 2022, the maximum additional amount we could draw under the Credit Facility was $21.7 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2022.

For discussion on the impact COVID-19 has had on our liquidity and capital resources, refer to the Impact of COVID-19 on Our Business section under Business Environment.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$708,956	$121,447	$310,385	$164,437	$112,687
Interest on Debt Obligations (2)	75,199	21,516	30,194	15,613	7,876
Operating Lease Obligations (3)	9,152	491	986	994	6,681
Purchase Obligations (4)	8,109	4,337	3,772	—	—
	$801,416	$147,791	$345,337	$181,044	$127,244
(1)Debt obligations represent borrowings under our Revolver, which represents $34.6 million of the debt obligation due in 2023, our Term Loan A, which represents $160.0 million of the debt obligation due in 2024, our Term Loan B, which represents $65.0 million of the debt obligation due in 2026 and mortgage notes payable that were outstanding as of March 31, 2022. This figure does not include $(0.1) million of premiums and (discounts), net and $3.5 million of deferred financing costs, net, which are reflected in mortgage notes payable, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan A and Term Loan B is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of March 31, 2022.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at 12 of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2022.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2022 and 2021, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2022	2021
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$3,391	$38
Less: Distributions attributable to preferred and senior common stock	(3,062)	(3,034)
Less: Loss on extinguishment of Series F preferred stock	(5)	—
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$324	$(2,996)
Adjustments:
Add: Real estate depreciation and amortization	$14,689	$16,710
Add: Loss on sale of real estate, net	—	882
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$15,013	$14,596
Weighted average common shares outstanding - basic	37,902,653	35,714,107
Weighted average Non-controlling OP Units outstanding	256,994	500,299
Total common shares and Non-controlling OP Units	38,159,647	36,214,406
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.39	$0.40
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$3,391	$38
Less: Distributions attributable to preferred and senior common stock	(3,062)	(3,034)
Less: Loss on extinguishment of Series F preferred stock	(5)	—
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$324	$(2,996)
Adjustments:
Add: Real estate depreciation and amortization	$14,689	$16,710
Add: Income impact of assumed conversion of senior common stock	116	187
Add: Loss on sale of real estate, net	—	882
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$15,129	$14,783
Weighted average common shares outstanding - basic	37,902,653	35,714,107
Weighted average Non-controlling OP Units outstanding	256,994	500,299
Effect of convertible senior common stock	374,123	592,156
Weighted average common shares and Non-controlling OP Units outstanding - diluted	38,533,770	36,806,562
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.39	$0.40
Distributions declared per share of common stock and Non-controlling OP Unit	$0.37620	$0.37545

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2022, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase in the one month LIBOR as of March 31, 2022. As of March 31, 2022, our effective average LIBOR was 0.45%. Given that a 1%, 2%, or 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	Increase to Interest Expense	Net decrease to Net Income
1% Increase to LIBOR	$2,795	$(2,795)
2% Increase to LIBOR	5,024	(5,024)
3% Increase to LIBOR	5,740	(5,740)

As of March 31, 2022, the fair value of our mortgage debt outstanding was $440.8 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at March 31, 2022, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $12.6 million and $13.4 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2022.

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

In addition to anticipated changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There are no material changes to risks associated with our business or investment in our securities from those previously set forth in the report described above.

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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 (File No. 333-236143), filed January 29, 2020.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of March 31, 2022.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	May 4, 2022	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	May 4, 2022	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors